Form 10-Q
period 1994-01-28
VOLT INFORMATION SCIENCES INC
filed 1994-03-10
CIK 103872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

 ____
/ X / Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Three Months Ended January 28, 1994

       Or
 ___
/   /  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ________________________ to
_______________________

Commission File No. 1-9232

                          VOLT INFORMATION SCIENCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New York                                           13-5658129
- ---------------------------------                      -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1133 Avenue of the Americas, New York, New York          10036
- ----------------------------------------------------   -----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (212) 704-2400

                                 Not Applicable
  (Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No _____

The number of shares of Common Stock, $.10 par value, outstanding as of March 7, 1994 was 4,803,026.

PART I - Financial Information
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                          Three Months Ended
                                                                          ------------------
                                                                  January 28,             January 29,
                                                                     1994                     1993
                                                                -------------           --------------
                                                                       (Dollars in thousands)
REVENUES
  Sales of services                                               $130,216                 $111,755
  Sales of products                                                 12,338                   11,576
  Equity in income of
    joint ventures--Note F                                              50                      495
  Interest income                                                      230                      358
  Gains on sales of securities                                           1                      162
  Other income - net--Note B                                            15                      227
                                                                   -------                  -------
                                                                   142,850                  124,573
                                                                   -------                  -------
COSTS AND EXPENSES
  Cost of sales
   Services                                                        122,871                  106,309
   Products                                                          8,026                    6,940
  Selling and administrative                                         8,865                    8,270
  Research, development & engineering                                1,238                    1,719
  Depreciation and amortization                                      2,644                    2,560
  Foreign exchange loss - net                                           96                       57
  Interest                                                           2,075                    2,808
                                                                   -------                  -------
                                                                   145,815                  128,663
                                                                   -------                  -------
Loss before income tax benefit, extraordinary
 item and cumulative effect of a change
 in accounting                                                      (2,965)                  (4,090)
Income tax benefit--Note H                                           1,002                    1,347
                                                                   -------                  -------
Loss before extraordinary item and cumulative
 effect of a change in accounting                                   (1,963)                  (2,743)
Extraordinary item--Note I                                            (189)
Cumulative effect of a change in accounting
 for income taxes--Note H                                                                       959
                                                                   -------                  -------
Net loss                                                           $(2,152)                 $(1,784)
                                                                   =======                  =======


                                                                            (Per Share Data)
Loss before extraordinary item and cumulative
 effect of a change in accounting                                    $(.41)                   $(.57)
Extraordinary item                                                    (.04)
Cumulative effect of a change in accounting
 for income taxes                                                                               .20
                                                                     -----                   ------
Net loss                                                             $(.45)                   $(.37)
                                                                     =====                    =====
Number of shares used in computation--
  Note G                                                         4,802,026                4,790,381
                                                                 =========                =========
See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                            January 28,      October 29,
                                                               1994            1993 (a)
                                                           -------------   --------------
                                                                (Dollars in thousands)
ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                   $22,387            $41,081
  Short-term investments at
    lower of cost or market--
    market value $1,014 (1994) and
    $2,264 (1993)                                               1,000              2,260
  Trade accounts receivable less
    allowances of $3,852 (1994)
    and $3,960 (1993)--Note B                                  75,894             73,724
  Inventories--Note C                                          24,671             28,539
  Recoverable income taxes                                      5,425              4,695
  Deferred income taxes                                         2,543              3,402
  Prepaid expenses and other assets                             3,934              5,121
                                                              -------            -------


  TOTAL CURRENT ASSETS                                        135,854            158,822


INVESTMENTS--market value $3,265
  (1994) and $5,571 (1993)                                      3,215              5,502


INVESTMENTS in joint ventures--Note F                          15,005             15,337

PROPERTY, PLANT AND EQUIPMENT--
  at cost--Note D
  Land and buildings                                           33,228             33,192
  Machinery and equipment                                      42,033             41,767
  Leasehold improvements                                        2,194              2,393
                                                             --------            -------
                                                               77,455             77,352
  Less allowances for depreciation
      and amortization                                         31,475             30,709
                                                             --------           --------
                                                               45,980             46,643




DEPOSITS, RECEIVABLES AND OTHER ASSETS                          2,937              3,652

INTANGIBLE ASSETS--net of accumulated
  amortization of $3,050 (1994) and $2,901 (1993)               5,787              5,936

                                                             --------           --------
                                                             $208,778           $235,892
                                                             ========           ========

                                                    January 28,     October 29,
                                                       1994           1993 (a)
                                                  --------------   --------------
                                                      (Dollars in thousands)
 LIABILITIES AND STOCKHOLDERS'
   EQUITY

 CURRENT LIABILITIES
    Notes payable to banks                            $6,329         $6,207
    Current portion of long-term debt--Note D         15,400         20,000
    Accounts payable                                  17,257         26,402
    Accrued expenses
      Wages and commissions                           16,979         17,268
      Taxes other than income taxes                    6,412          5,954
      Insurance                                       10,920          9,344
      Other                                            3,763          5,995
    Customer advances and other liabilities           11,646          6,563
                                                    --------       --------






  TOTAL CURRENT LIABILITIES                           88,706         97,733

LONG-TERM DEBT--NOTE D                                42,751         58,095

DEFERRED INCOME TAXES                                  1,585          2,386
                                                      ------         ------
                                                     133,042        158,214
STOCKHOLDERS' EQUITY--Notes
  D, E and F
    Preferred stock, par value $1.00
      Authorized--500,000 shares;
        issued--none
    Common stock, par value $.10
      Authorized--15,000,000 shares;
        issued - 7,789,580 shares                        779            779
    Paid-in capital                                   43,823         43,823
    Retained earnings                                 77,730         79,882
    Unrealized foreign currency
      translation adjustment                            (496)          (706)
                                                     -------       --------
                                                     121,836        123,778

    Less common stock held in treasury,
      at cost--2,987,554 shares                       46,100         46,100
                                                     -------        -------
                                                      75,736         77,678


                                                    --------       --------
                                                    $208,778       $235,892
                                                    ========       ========


(a) The Balance Sheet at October 29, 1993 has been derived from the audited financial statements at that date.

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Three Months Ended
                                                                     ------------------------------------
                                                                     January 28,              January 29,
                                                                        1994                    1993
                                                                     ------------            ------------
                                                                            (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                              $(2,152)               $(1,784)
   Adjustments to reconcile net loss to cash
      provided by (applied to) operating activities:
       Extraordinary loss                                                    189
       Cumulative effect of a change in accounting                          (959)
       Depreciation and amortization                                       2,644                  2,560
       Equity in income of joint ventures                                    (50)                  (495)
       Distributions from joint ventures                                     705                  1,323
       Accounts receivable provisions                                        237                    326
       Amortization of deferred debenture costs,
         debt discounts and other deferred charges                           183                    193
       (Gains) losses on foreign currency translation                         19                   (340)
       (Gains) losses on dispositions of fixed assets                          7                     (3)
       Deferred income tax benefit                                           (56)                (1,159)
       Gains on sales of securities                                           (1)                  (162)
       Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                        (2,720)                 9,553
        Decrease in inventories                                            3,878                  3,839
        (Increase) decrease in prepaid expenses
            and other current assets                                       1,186                    (45)
        (Increase) decrease in other assets                                  454                   (409)
        Increase (decrease) in accounts payable                           (7,248)                 6,031
        Decrease in accrued expenses                                        (474)                (1,676)
        Increase in customer advances and
            other liabilities                                              5,087                  4,182
        Decrease in income taxes                                            (628)                  (582)
                                                                           -----                 ------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                               1,260                 20,393
                                                                          ------                 ------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
(UNAUDITED)

                                                                            Three Months Ended
                                                                     ----------------------------------
                                                                     January 28,            January 29,
                                                                         1994                  1993
                                                                     -----------            -----------
                                                                           (Dollars in thousands)
CASH FLOWS FROM INVESTING
  ACTIVITIES
    Sales of investments                                                 3,863                      819
    Maturities of investments                                              949                      300
    Purchases of investments                                            (1,282)                  (2,549)
    Proceeds from disposals of property, plant and
     equipment                                                              10                       22
    Purchases of property, plant and equipment                          (3,782)                  (2,069)
                                                                        ------                   ------
    NET CASH APPLIED TO
     INVESTING ACTIVITIES                                                 (242)                  (3,477)
                                                                       -------                  -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in long-term debt                                         (20,000)
    Increase in notes payable to banks                                     263                      610
                                                                       -------                  -------
    NET CASH PROVIDED BY (APPLIED TO)
     FINANCING ACTIVITIES                                              (19,737)                     610
                                                                       -------                  -------

Effect of exchange rate changes on cash                                     25                      162
                                                                       -------                 --------
    NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                              (18,694)                  17,688

Cash and cash equivalents, beginning of period                          41,081                   28,557
                                                                       -------                  -------
    CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                     $22,387                  $46,245
                                                                       =======                  =======

SUPPLEMENTAL INFORMATION
Cash Paid:
 Interest                                                               $4,299                   $4,897
 Income tax (refunds) payments-net                                      $ (256)                  $  359

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments and accruals considered necessary for a fair presentation of the Company's financial position at January 28, 1994 and results of operations and cash flows for the three months ended January 28, 1994 and January 29, 1993. Operating results for the three months ended January 28, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 1994.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 29, 1993. The accounting policies used in preparing these financial statements are the same as those described in the Company's Annual Report.

The Company's fiscal year ends on the Friday nearest October 31.

Note B--Accounts Receivable

In October 1993, the Company entered into a three-year agreement to sell, on a limited recourse basis, up to $25,000,000 of undivided interests in a designated pool of certain eligible accounts receivable. As collections reduce previously sold undivided interests, new receivables may be sold up to the $25,000,000 level. At January 28, 1994, $25,000,000 of accounts receivable had been sold under this agreement. The sold accounts receivable are reflected as a reduction of receivables in the accompanying 1994 balance sheet. The proceeds from the sale were used to pay debt (see Note D). The Company pays fees based on the purchaser's borrowing costs incurred on short-term commercial paper which financed the purchase of receivables. Other income in the accompanying 1994 statement of operations is reduced by $354,000 for such fees.

The purchaser may terminate the agreement on a minimum of six months' notice. In addition, the agreement may be terminated if the Company does not maintain a minimum tangible net worth, as defined, and a maximum ratio of debt to tangible net worth.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
CONTINUED (UNAUDITED)





Note C--Inventories

Inventories consist of:

                                                                    January 28,              October 29,
                                                                       1994                     1993
                                                                    -----------              -----------
                                                                         (Dollars in thousands)
Services:
 Accumulated unbilled costs on:
  Service contracts                                                  $9,075                    $9,818
  Long-term contracts                                                 7,439                    11,409
                                                                    -------                   -------
                                                                     16,514                    21,227
                                                                    -------                   -------
Products:
  Materials                                                           1,581                     1,497
  Work-in-progress                                                    1,218                       942
  Service parts                                                       1,372                       968
  Finished goods                                                      3,986                     3,905
                                                                    -------                   -------
                                                                      8,157                     7,312
                                                                    -------                   -------
            Total                                                   $24,671                   $28,539
                                                                    =======                   =======


The cumulative amounts billed, principally under long-term contracts of $66,618,000 at January 28, 1994 and $53,371,000 at October 29, 1993 are
credited against the related costs in inventory. Substantially all the amounts billed have been collected.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
CONTINUED (UNAUDITED)

Note D--Long-Term Debt

Long-term debt consists of the following:

                                                                   January 28,                October 29,
                                                                     1994                       1993
                                                                 -------------             --------------
                                                                           (Dollars in thousands)
12-3/8% Senior Subordinated Debentures due,
  July 1, 1998--net of unamortized discount of
  $104,000-1994 and $160,000-1993 (a)                                $42,751                      $62,695
Mortgage Payable, due
  December 22, 1994 (b)                                               15,400                       15,400
                                                                     -------                      -------
                                                                      58,151                       78,095
Less amounts due within one year                                      15,400                       20,000
                                                                     -------                      -------
  Long-term debt                                                     $42,751                      $58,095
                                                                     =======                      =======

(a)-The debentures provide for interest to be paid semi-annually on January 1 and July 1. The debentures are redeemable at the option of the Company, in whole or in part, at 100%, plus accrued interest. In October, 1993, as a result of a financing agreement (see Note B), the Company called for the redemption and, in November, 1993, redeemed $20,000,000 principal amount of debentures which satisfied mandatory sinking fund payments through July 1, 1996 and reduced the sinking fund payment required on July 1, 1997 to $2,860,000. The remaining $39,995,000 principal amount is due July 1, 1998. The early redemption, at par, resulted in an extraordinary loss of $189,000, net of income taxes, due to the write-off of related discount and issuance costs. The debentures are subordinated to all existing and future senior indebtedness (as defined) of the Company. At January 28, 1994, the amount available for dividends, pursuant to the terms of the indenture under which the debentures are issued, was $16,575,000 and, if no dividend payments are made, the amount available for capital stock repurchases was $26,575,000. However, under the terms of the aforementioned financing agreement (see Note B), at such date, only $4,160,000 was available for such restricted payments.

(b)-The mortgage payable, secured by a deed of trust on land and a building (book value at January 28, 1994 - $15,100,000), bears interest at 1/2% per annum above the Chemical Bank base rate or 1-1/2% per annum above LIBOR plus certain additional charges, at the option of the Company. Interest (4.9% at January 28, 1994) is payable monthly with no principal payments required until maturity. The obligation is of a subsidiary and is guaranteed by the Company. The Company is currently investigating the replacement or extension of the mortgage liability.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
CONTINUED (UNAUDITED)

Note E--Stockholders' Equity

Changes in the major components of stockholders' equity for the three months ended January 28, 1994 are as follows:


                                                 Common            Paid-In         Retained         Treasury
                                                  Stock            Capital         Earnings          Stock
                                                --------           -------         --------       ----------
                                                                   (Dollars in thousands)
Balance at October 29, 1993                       $779            $43,823          $79,882         $(46,100)
Net loss for the quarter                                                            (2,152)
                                                  ----            -------          -------         --------
Balance at January 28, 1994                       $779            $43,823          $77,730         ($46,100)
                                                  ====            =======          =======          =======


The other component of stockholders' equity is an unrealized foreign currency translation adjustment due to the Company's investment in its Australian joint ventures, whose functional currency is the Australian dollar.

Note F--Summarized Financial Information of Joint Ventures

The Company has investments in two active joint ventures. One 12-1/2% owned corporate joint venture formed in 1991 with Telstra Corporation Ltd. (Telstra), the Australian Government owned telephone company and others, assumed the responsibility throughout Australia for the marketing, sales and compilation functions of all yellow page directories for Telstra under the terms of a twelve-year contract. The venture earns a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters. The Company's equity in income of the Australian joint ventures in the first quarter of fiscal 1993 reflected the reversal of a tax liability as a result of the completion of an Australian tax examination of a 50% owned, inactive joint venture.

The other 50% owned joint venture, with a major telephone company, composes telephone directories in the United States for the parent of the other joint venturer under a contract expiring December 31, 1996, which can be terminated by either party under certain conditions.

Consolidated retained earnings at January 28, 1994 includes $6,429,000 representing the undistributed earnings of the joint ventures. Income taxes have been paid or provided for on such earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
CONTINUED (UNAUDITED)

Note F--Summarized Financial Information of Joint Ventures--(Continued)

The following summarizes the financial information of the joint ventures:

                                                                   January 28, 1994                    October 29, 1993
                                                            -------------------------------    -------------------------------
                                                                                     (Dollars in thousands)

                                                                                  Company's                         Company's
                                                                  Total            Equity           Total            Equity
                                                               -----------     ------------      -----------     ------------
Current assets                                                   $126,319                          $191,302
Noncurrent assets                                                  18,946                            17,852
Current liabilities                                               (96,783)                         (160,110)
                                                                  -------                          --------
Equity of combined joint ventures                                 $48,482                           $49,044
                                                                  =======                           =======

Equity of Australian joint ventures (a)                           $35,661          $8,522           $35,789            $8,670
Equity of United States joint venture                              12,821           6,411            13,255             6,627
Other capitalized costs, net                                                           72                                  40
                                                                  -------         -------           -------           -------
                                                                  $48,482                           $49,044
                                                                  =======                           =======
Investments in joint ventures                                                     $15,005                             $15,337
                                                                                  =======                             =======

(a)-Pursuant to the venture agreement, the initial capital contributions of all venturers, other than Telstra, exceeded their proportionate share of ownership interest in the corporate joint venture. The agreement provides that, upon liquidation of the venture, the venturers will be entitled to recover such excess contributions from the net assets of the venture.

                                                                                     Three  Months  Ended
                                                                -----------------------------------------------------------------
                                                                        January 28, 1994                 January 29, 1993
                                                                --------------------------------  -------------------------------
                                                                                     (Dollars in thousands)

                                                                                  Company's                         Company's
                                                                   Total           Equity            Total           Equity
                                                                 ---------     ------------        ---------     ------------
Revenues                                                          $62,063                           $58,595

Costs and expenses                                                 67,141                            64,922
Income tax benefit                                                 (1,870)                           (3,254)
                                                                  -------                            ------

(Loss) before cumulative effect
 of a change in accounting                                         (3,208)                           (3,073)
Cumulative effect of a change in accounting
 for Australian income taxes (a)                                                                      5,688
                                                                  -------                            ------
Net income (loss)                                                 $(3,208)                           $2,615
                                                                  =======                            ======

Income (loss) of Australian joint ventures before
 cumulative effect of a change in accounting                      $(4,276)           $(484)         $(3,941)              $61
Net income of United States joint venture                           1,068              534              868               434
                                                                 --------            -----          -------             -----
                                                                  $(3,208)                          $(3,073)
                                                                 ========                           =======
Company's equity in income of joint ventures                                           $50                               $495
                                                                                      ====                              =====

(a) During the first quarter of fiscal 1993, the Company's Australian corporate joint venture changed its method of accounting for income taxes by adopting the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of the change increased the joint venture's income by $5,688,000 due to its ability to recognize deferred Australian tax assets as permitted by Statement No. 109. The Company's portion of this increase in income, net of United States taxes, is $432,000 and is included in the Company's cumulative effect of a change in accounting for income taxes. (see Note H).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
CONTINUED (UNAUDITED)

Note G--Per Share Data

The computation of per share data for the three months ended January 28, 1994 and January 29, 1993 include only the weighted average number of shares of Common Stock outstanding; the outstanding stock options have not been included in the computation since inclusion would not have a material effect.


Note H--Income Taxes

Effective as of the beginning of the three months ended January 29, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Prior to the adoption of Statement No. 109, income tax expense was determined using the liability method prescribed by Statement No. 96, which is superseded by Statement No. 109. Among other changes, Statement No. 109 changes the recognition and measurement criteria for deferred tax assets included in Statement No. 96.

As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The cumulative effect of adopting Statement No. 109 at the beginning of the first quarter of fiscal 1993 was to increase net income by $959,000 ($.20 per share), including $432,000 attributable to a corporate joint venture (see Note F).

Significant components of the income tax benefit attributable to operations are as follows:


                                                                  Three Months Ended
                                                             -----------------------------
                                                               January             January
                                                              28, 1994            29, 1993
                                                            -----------         -----------
                                                                (Dollars in thousands)
Current:
  Federal                                                       $(961)            $(367)
  Foreign                                                          54               196
  State and local                                                 (39)              (17)
                                                                 ----              ----
                                                                 (946)             (188)
                                                                 ----              ----
Deferred:
  Federal                                                         (54)           (1,109)
  State and local                                                  (2)              (50)
                                                              -------           -------
                                                                  (56)           (1,159)
                                                              -------            ------
                                                              $(1,002)          $(1,347)
                                                              =======           =======

Note I--Extraordinary Item

The extraordinary loss in the three months ended January 28, 1994 is the result of the early redemption at par of $20,000,000 face value of the Company's 12-3/8% Subordinated Debentures. The loss was due to the write-off of the related discount and issuance costs and is net of an income tax benefit of $101,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 28, 1994 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 1993


The information which appears below relates to prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations, except as discussed below in this analysis, and no inferences as to such future operations should be drawn.

The following summarizes the results of operations by segment:

                                                                             For The Three Months Ended
                                                                       -------------------------------------
                                                                        January 28,                January 29,
                                                                           1994                       1993
                                                                      -------------              -------------
                                                                                (Dollars in thousands)
Revenues:
  Technical Services and Temporary Personnel                               $96,172                    $76,862
  Electronic Publication and Typesetting Systems                            12,493                     12,294
  Telephone Directory                                                       11,888                     16,734
Engineering and Construction                                                14,147                     11,661
  Computer Systems                                                           8,813                      7,415
  Equity in income of joint ventures                                            50                        495
  Interest and other income-net                                                246                        747
  Elimination of intersegment revenues                                        (959)                    (1,635)
                                                                          --------                   --------
                                                                          $142,850                   $124,573
                                                                          ========                   ========
Loss Before Income Tax Benefit, Extraordinary Item and
Cumulative Effect of a Change in Accounting:
  Operating Profit (Loss):
  Technical Services and Temporary Personnel                                $2,019                       $768
  Electronic Publication and Typesetting Systems                                48                        291
  Telephone Directory                                                         (358)                      (909)
  Engineering and Construction                                                 348                        (35)
  Computer Systems                                                            (948)                      (155)
  Eliminations                                                                  23                       (302)
                                                                           -------                     ------
Total Operating Profit (Loss)                                                1,132                       (342)
Equity in income of joint ventures                                              50                        495
Interest and other income-net                                                  246                        747
General corporate expenses                                                  (2,222)                    (2,125)
Interest expense                                                            (2,075)                    (2,808)
Foreign exchange loss--net                                                     (96)                       (57)
                                                                           -------                    -------
Loss Before Income Tax Benefit, Extraordinary Item
 and Cumulative Effect of a Change in Accounting                           $(2,965)                   $(4,090)
                                                                           =======                    =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--CONTINUED

THREE MONTHS ENDED JANUARY 28, 1994 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 1993--CONTINUED

In 1994, revenues increased by $18,277,000 or 15% to $142,850,000 and the loss before income taxes, an extraordinary item and, in 1993, the cumulative effect of a change in accounting decreased by $1,125,000 or 28% to $2,965,000.

The Technical Services and Temporary Personnel segment's sales increased by $19,310,000 or 25% to $96,172,000 in 1994 and operating profit increased by $1,251,000 to $2,019,000 in 1994. The increase in sales and operating profit was attributable to increased business with new and existing customers throughout the segment. Most of the contracts entered into are of a relatively short duration and competition is intense. Although the markets for the segment's services include a broad range of industries throughout the United States, general economic difficulties in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of this segment.

Sales of the Electronic Publication and Typesetting Systems segment increased by $199,000 or 2% to $12,493,000 in 1994. The operating profit was $48,000 compared to $291,000 in 1993. The sales increase was in both the domestic and foreign markets. The operating profit decline was due to lower gross margins caused by competitive pressures, partially offset by reduced development, engineering and administrative costs. The markets in which the segment competes are marked by rapidly changing technology and, while the Company continues its investments in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that such present products or new products can be successfully marketed.

The Telephone Directory segment's sales decreased by $4,846,000 or 29% to $11,888,000 in 1994 while the operating loss decreased by $551,000 or 61% to $358,000 in 1994. The sales decline in 1994 was primarily due to the sale in 1993 of an automated directory management system which accounted for 29% of the segment's sales and, in 1994, lower commercial printing business in Uruguay. The telephone directory production operations experienced an increase in sales of $860,000 due to increased volumes. The reduction in operating loss was due to higher margins on the new business and lower development costs. This segment provides telephone directory production, publication of community and university directories, publication services, commercial printing and directory publishing in Uruguay and develops proprietary automated systems for directory management and production for sale or license to directory publishers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--CONTINUED

THREE MONTHS ENDED JANUARY 28, 1994 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 1993--CONTINUED

This segment's services are rendered under various short and long-term contracts. Certain contracts expire in fiscal 1994 through 1996 and there can be no assurance that they will be renewed on satisfactory terms.

The Engineering and Construction segment's sales increased by $2,486,000 or 21% to $14,147,000 in 1994 and the operating profit was $348,000 in 1994 compared to an operating loss of $35,000 in 1993. The sales increase was due primarily to new business and increased volume with existing customers. Operating results improved due to the increased sales and improved gross margins. The segment operates in the intensely competitive telephone plant construction, interconnect and engineering markets.

Sales of the Computer Systems segment increased by $1,398,000 or 19% to $8,813,000 in 1994. The segment's operating loss was $948,000 in 1994 compared to a loss of $155,000 in 1993. The increase in sales was due primarily to increased maintenance revenue. The operating loss increase was due to higher costs incurred at facilities established in 1993 to develop and market new products and increased marketing, support and administrative costs related to the existing product line, including the Delta Operator Services System (DOSS).

The first DOSS contract which is with a major telephone company was entered into in 1991. Delivery and installation at the customer's premises began during fiscal 1992 and continued through the first quarter of fiscal 1994. Revenue from the contract will be recognized upon acceptance by the telephone company. Although the system has been installed at most of the intended sites and is being utilized commercially by the customer, it is still in the process of implementation. While system acceptance is presently anticipated in fiscal 1994, a failure to obtain system acceptance from this customer could have a significant adverse impact on this segment's operations and could jeopardize its ability to continue to market the product. During 1992, Volt Delta also entered into a second contract for DOSS with another major telecommunications customer; in 1993, a pilot system was installed which is being used commercially and is also in the process of acceptance testing. In fiscal 1993, the segment was awarded three additional contracts, two of which necessitated the opening of new branch facilities. In addition, a new marketing and development facility was opened in 1993. There can be no assurance that the Company will be able to obtain additional contracts or additional orders under existing contracts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--CONTINUED

THREE MONTHS ENDED JANUARY 28, 1994 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 1993--CONTINUED

The Company's share of the income of its joint ventures was $50,000 in the first quarter of 1994, a decrease of $445,000 from the first quarter of 1993. The Company's portion of the loss of the Australian joint ventures was $484,000 in 1994 compared to a profit of $61,000 in 1993. The profit in 1993 was primarily attributable to the reversal of a tax liability as a result of the completion of an Australian tax examination. The venture earns a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters. Another joint venture, which composes telephone directories in California under a contract that expires in 1996, reported increased profits due primarily to higher margins and reduced costs.

Interest and other income decreased by $501,000 or 67% to $246,000 due primarily to fees incurred in 1994 in conjunction with the sale of accounts receivable (see Note B), and lower interest income in 1994.

General corporate expenses increased by $97,000 or 5% to $2,222,000 in 1994.

Interest expense decreased by $733,000 or 26% to $2,075,000 in 1994 compared to 1993 due to the early redemption of $20,000,000 of the Company's 12-3/8% Subordinated Debentures and reductions in the principal and interest rate on a mortgage loan.

Research, development and engineering costs decreased by $480,708 or 28% to $1,238,345 in 1994 due primarily to reductions in the Telephone Directory and Electronic Publication and Typesetting Systems segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--CONTINUED

THREE MONTHS ENDED JANUARY 28, 1994 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 1993--CONTINUED

Liquidity and Source of Capital

Cash and cash equivalents decreased by $18,694,000 in the three months ended January 28, 1994 to $22,387,000 primarily due to the $20,000,000 redemption, at par, of Subordinated Debentures. In addition, working capital decreased by $13,941,000 in the three months to $47,148,000 at January 28, 1994 due principally to the inclusion in current liabilities of a $15,400,000 mortgage liability payable in December, 1994.

Cash of $1,260,000 was provided from operating activities in 1994 compared to $20,393,000 in 1993. The decrease in the funds provided by operations in 1994 was due primarily to an increase in accounts receivable and a decrease in accounts payable.

The Company believes that its current financial position, working capital and future cash flow will be sufficient to fund operations and satisfy its debt obligations. The Company has a $10,000,000 credit line with a domestic bank expiring April 30, 1994, unless renewed. The Company is currently negotiating the renewal of its credit line and is investigating the replacement or extension of the mortgage liability.

At January 28, 1994, the Company's investment portfolio included investments with a cost of $4,215,000 and unrealized gains of $64,000.

The Company has no material capital commitments. The Company may determine from time to time in the future to buy additional shares of its Common Stock and/or Debentures in the market or in privately negotiated transactions.

PART II - Other Information

Items 1 through 5 were not applicable.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

15.01 Letter from Ernst & Young

15.02 Letter from Ernst & Young regarding interim financial information.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended January 28, 1994.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           VOLT INFORMATION SCIENCES, INC.
                                             (Registrant)



                                           BY  /s/ JACK  EGAN
                                               ----------------------
                                            (Signature)
Date:  March 10, 1994                      JACK  EGAN
                                           Vice President - Corporate Accounting
                                           (Principal Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT
  NO.                            DESCRIPTION
- -------                          -----------

15.01         Letter from Ernst & Young

15.02         Letter from Ernst & Young regarding interim financial information.