Form 10-Q
period 1994-04-29
VOLT INFORMATION SCIENCES INC
filed 1994-06-13
CIK 103872

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

 ----
/ X /  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
- - - ----
Act of 1934

For Six Months Ended April 29, 1994

     Or
 ----
/   /  Transition Report Pursuant to Section 13 or 15(d) of the Securities
- - - ----
Exchange Act of 1934

For the transition period from                          to
                               ------------------------
- - - ------------------------

Commission File No. 1-9232

                       VOLT INFORMATION SCIENCES, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


           New York                                      13-5658129
- - - -------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

1221 Avenue of the Americas, New York, New York              10020
- - - -----------------------------------------------            ----------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (212) 704-2400

            1133 Avenue of the Americas, New York, New York  10036
            ------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                               -------        -------

The number of shares of Common Stock, $.10 par value, outstanding as of June 10, 1994 was 4,803,026.

PART I - Financial Information
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     Six Months Ended                  Three Months Ended
                                                                     ----------------                  ------------------
                                                                    April            April            April            April
                                                                  29, 1994         30, 1993         29, 1994         30, 1993
                                                                  --------         --------         --------         --------
                                                                                      (Dollars in thousands)
REVENUES:
  Sales of services                                              $276,026         $232,842         $145,810          $121,087
  Sales of products                                                28,213           24,622           15,875            13,046

  Equity in income of joint
     ventures--Note F                                                 990            2,712              940             2,217
  Gain on sale of a joint
    venture--Note F                                                 9,770                             9,770
  Interest income                                                     542              761              312               403
  Gains (losses) on sale
     of securities                                                     (8)             168               (9)                6
  Other income (expense)
     - net--Note B                                                   (201)             767             (216)              540
                                                                ---------        ---------        ---------         ---------
                                                                  315,332          261,872          172,482           137,299
                                                                ---------        ---------        ---------         ---------
COSTS AND EXPENSES:
  Cost of sales
    Services                                                      257,696          218,393          134,825           112,084
    Products                                                       18,382           15,295           10,356             8,355
  Selling and administrative                                       19,657           17,896           10,792             9,626
  Research, development
      & engineering                                                 3,577            3,538            2,339             1,819
  Depreciation and amortization                                     5,304            5,163            2,660             2,603
  Foreign exchange loss - net                                         121              136               25                79
  Interest                                                          4,038            5,446            1,963             2,638
                                                                ---------        ---------        ---------         ---------
                                                                  308,775          265,867          162,960           137,204
                                                                ---------        ---------        ---------         ---------
Income (loss) before income tax
 provision (benefit),
 extraordinary item and
  cumulative effect of a change
  in accounting                                                     6,557           (3,995)           9,522                95
Income tax provision
  (benefit)--Note H                                                 2,719           (1,327)           3,721                20
                                                                ---------        ---------        ---------         ---------
Income (loss) before
  extraordinary item and
  cumulative effect of a
  change in accounting                                              3,838           (2,668)           5,801                75
Extraordinary item--Note I                                           (189)
Cumulative effect of a
  change in accounting
  for income taxes--Note H                                                             959
                                                                ---------        ---------        ---------         ---------
Net income (loss)                                                  $3,649          $(1,709)          $5,801               $75
                                                                =========        =========        =========         =========

                                                                        (Per Share Data)
Income (loss) before
  extraordinary item and
  cumulative effect of a
  change in accounting                                               $.80            $(.56)           $1.21              $.02
Extraordinary item                                                   (.04)
Cumulative effect of a
 change in accounting
 for income taxes                                                                      .20
                                                                ---------        ---------        ---------         ---------
Net income (loss)                                                    $.76            $(.36)           $1.21              $.02
                                                                =========        =========        =========         =========

Number of shares used in
  computation -- Note G                                         4,802,466        4,795,700        4,802,905         4,801,020
                                                                =========        =========        =========         =========

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    April 29,      October 29,
                                                      1994           1993 (a)
                                                    ---------      ----------
                                                     (Dollars in thousands)

ASSETS


CURRENT ASSETS
 Cash and cash equivalents                           $46,445        $41,081
 Short-term investments at
   lower of cost or market -
   market value $2,264                                                2,260
 Trade accounts receivable less allowances of
  $4,024 (1994) and $3,960 (1993)--Note B             66,990         73,724
 Inventories--Note C                                  30,319         28,539
 Recoverable income taxes                              1,933          4,695
 Deferred income taxes                                 2,841          3,402
 Prepaid expenses and other assets                     6,364          5,121
                                                    --------       --------
  TOTAL CURRENT ASSETS                               154,892        158,822


MARKETABLE SECURITIES--at lower
  of cost or market                                    4,133          5,502


INVESTMENTS in joint ventures--Note F                  9,027         15,337

PROPERTY, PLANT AND EQUIPMENT--
  at cost--Note D
  Land and buildings                                  33,328         33,192
  Machinery and equipment                             41,680         41,767
  Leasehold improvements                               2,394          2,393
                                                    --------       --------
                                                      77,402         77,352

  Less allowances for depreciation
    and amortization                                  31,271         30,709
                                                    --------       --------

                                                      46,131         46,643
DEPOSITS, RECEIVABLES AND
  OTHER ASSETS                                         2,592          3,652


INTANGIBLE ASSETS--net of accumulated
  amortization of $3,198 (1994)
  and $2,901 (1993)                                    5,639          5,936
                                                    --------       --------
                                                    $222,414       $235,892
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Notes payable to banks                              $4,685         $6,207
  Current portion of long-term
    debt--Note D                                      25,400         20,000
  Accounts payable                                    20,017         26,402
  Accrued expenses
    Wages and commissions                             18,430         17,268
    Taxes other than income taxes                      6,768          5,954
    Insurance                                         14,752          9,344
    Other                                              4,431          5,995
  Customer advances and other liabilities             11,677          6,563
                                                    --------       --------

  TOTAL CURRENT LIABILITIES                          106,160         97,733

LONG-TERM DEBT--Note D                                32,756         58,095


DEFERRED INCOME TAXES                                  1,923          2,386
                                                    --------       --------
                                                     140,839        158,214

STOCKHOLDERS' EQUITY--Notes
  D, E and F
  Preferred stock, par value $1.00
    Authorized--500,000 shares;
      issued--none
    Common stock, par value $.10
      Authorized--15,000,000 shares;
        issued - 7,789,580 shares                        779            779
    Paid-in capital                                   43,830         43,823
    Retained earnings                                 83,531         79,882
    Unrealized loss on marketable securities             (23)
    Unrealized foreign currency
      translation adjustment                            (453)          (706)
                                                    --------       --------

                                                     127,664        123,778

    Less common stock held in treasury
      at cost--2,986,554 shares (1994)
      and 2,987,554 (1993)                            46,089         46,100
                                                    --------       --------


                                                      81,575         77,678


                                                    --------       --------
                                                    $222,414       $235,892
                                                    ========       ========

(a) The Balance Sheet at October 29, 1993 has been derived from the audited financial statements at that date.

    See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                       Six Months Ended
                                                -----------------------------
                                                April 29,            April 30,
                                                  1994                 1993
                                                ---------            ---------
                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                              $3,649              $(1,709)
   Adjustments to reconcile net income
   (loss) to cash
     provided by operating activities:
     Extraordinary loss                              189
     Cumulative effect of a
       change in accounting                                              (959)
     Depreciation and amortization                 5,304                5,163
     Equity in income of
        joint ventures                              (990)              (2,712)
     Gain on sale of a
        joint venture                             (9,770)
     Distributions from
        joint ventures                             1,153                1,568
     Accounts receivable provisions                1,134                  783
     Amortization of deferred
        debenture costs,
       debt discounts and other
         deferred charges                            339                  387
     Gains on foreign currency
         translation                                (258)                (270)
     Gains on dispositions of
         fixed assets                                (13)                 (10)
     Deferred income tax (benefit)                   (40)                 (43)
     (Gains) losses on sales of securities             8                 (168)
     Other                                            27                   23
     Changes in operating
        assets and liabilities:
     Decrease in accounts
        receivable                                 5,398                6,260
     (Increase) decrease
       in inventories                             (1,780)                 618
     Increase in prepaid expenses
       and other current assets                   (1,211)                (774)
     (Increase) decrease in deposits,
     receivables and other assets                    800                 (188)
     Increase in intangible assets                                       (113)
     Decrease in accounts payable                 (4,542)                (831)
     Increase in accrued expenses                  5,763                2,427
     Increase in customer advances
       and other liabilities                       5,106                5,026
     (Increase) decrease in
         income taxes                              2,878               (2,432)
                                                  ------               ------
   NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                 13,144               12,046
                                                  ------               ------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
(UNAUDITED)

                                                         Six Months Ended
                                                  -------------------------------
                                                  April 29,             April 30,
                                                    1994                  1993
                                                  ---------             ---------
                                                      (Dollars in thousands)

CASH FLOWS FROM INVESTING ACTIVITIES
    Sales of investments                           6,851                    1,827
    Maturities of investments                        949                      800
    Purchases of investments                      (4,236)                 (5,326)
    Proceeds from disposal
     of property,
     plant and equipment                              92                       74
    Purchases of property,
     plant and equipment                          (6,656)                  (4,474)
    Proceeds from the sale
     of a joint venture                           16,383
                                                  ------                  -------
    NET CASH APPLIED TO
     INVESTING ACTIVITIES                         13,383                   (7,099)
                                                  ------                   ------

CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in long-term debt                    (20,000)
    Decrease in notes payable to banks             (1,290)                    (56)
                                                   ------                 -------

    NET CASH APPLIED TO FINANCING
     ACTIVITIES                                   (21,290)                    (56)
                                                  -------                 -------
Effect of Exchange rate
  changes on cash                                     127                     (95)
                                                  -------                 -------

  NET INCREASE IN CASH AND CASH
      EQUIVALENTS                                   5,364                   4,796

Cash and cash equivalents,
  beginning of period                              41,081                  28,557
                                                   ------                  ------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                   $46,445                 $33,353
                                                  =======                 =======

SUPPLEMENTAL INFORMATION
 Cash Paid (Received):
 Interest                                          $4,997                  $5,522
 Income taxes (net of refunds)                       $(73)                 $1,100

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting princples. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at April 29, 1994 and results of operations for the six and three months ended April 29, 1994 and April 30, 1993 and cash flows for the six months ended April 29, 1994 and April 30, 1993. Operating results for the six and three months ended April 29, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 1994.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 29, 1993. The accounting policies used in preparing these financial statements are the same as those described in the Company's Annual Report.

The Company's fiscal year ends on the Friday nearest October 31.

Note B--Accounts Receivable

In October 1993, the Company entered into a three-year agreement to sell, on a limited recourse basis, up to $25,000,000 of undivided interests in a designated pool of certain eligible accounts receivable. As collections reduce previously sold undivided interests, new receivables may be sold up to the $25,000,000 level. At April 29, 1994, $25,000,000 of accounts receivable has been sold under this agreement. The sold accounts receivable are reflected as a reduction of receivables in the accompanying 1994 balance sheet. The Company pays fees based on the purchaser's borrowing costs incurred on short-term commercial paper which financed the purchase of receivables. Other income (expense) in the accompanying 1994 statements of operations reflects $708,000 and $354,000 for such fees in the six and three months ended April 29, 1994, respectively.

The purchaser may terminate the agreement on a minimum of six months' notice. In addition, the agreement may be terminated if the Company does not maintain a minimum tangible net worth, as defined, or exceeds a maximum ratio of debt to tangible net worth.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED


Note C--Inventories

Inventories consist of:

                                                                   April 29,                  October 29,
                                                                      1994                      1993
                                                                  ----------               --------------
                                                                             (Dollars in thousands)

Services:
  Accumulated unbilled costs on:
   Service contracts                                                  $9,634                       $9,818
  Long-term contracts                                                 12,078                       11,409
                                                                      ------                       ------
                                                                      21,712                       21,227
                                                                      ------                       ------
Products:
  Materials                                                            1,457                        1,497
  Work-in-progress                                                     1,124                          942
  Service parts                                                        1,297                          968
  Finished goods                                                       4,729                        3,905
                                                                     -------                      -------
                                                                       8,607                        7,312
                                                                     -------                      -------
            Total                                                    $30,319                      $28,539
                                                                     =======                      =======

The cumulative amounts billed, principally under long-term contracts, of $69,489,000 at April 29, 1994 and $53,371,000 at October 29, 1993 are credited against the related costs in inventory. Substantially all of the amounts billed have been collected.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED


Note D--Long-Term Debt

Long-term debt consists of the following:

                                                                  April 29,                   October 29,
                                                                     1994                       1993
                                                                -----------                --------------
                                                                           (Dollars in thousands)

12-3/8% Senior Subordinated
  Debentures, due July 1, 1998--
  net of unamortized discount of
  $99,000 - 1994 and $160,000
   - 1993 (a)                                                       $42,756                      $62,695
Mortgage Payable, due
  December 22, 1994 (b)                                              15,400                       15,400
                                                                     ------                      -------
                                                                     58,156                       78,095
Less amounts due within one year                                     25,400                       20,000
                                                                    -------                      -------
Long-Term Debt                                                      $32,756                      $58,095
                                                                    =======                      =======

(a) The debentures provide for interest to be paid semi-annually on January 1 and July 1 and are redeemable at the option of the Company in whole or in
part, at 100% plus accrued interest.   In October 1993, as a result of a
financing agreement (see Note B), the Company called for the redemption and, in
November 1993, redeemed $20,000,000 principal amount of debentures.    The
early redemption, at par, resulted in an extraordinary loss of $189,000, net of income taxes, due to the write-off of related discount and issuance costs.
In April 1994, the Company called for redemption on May 23, 1994 an additional $10,000,000 of the debentures which, together with previously redeemed and repurchased debentures, satisfies all sinking fund requirements. The remaining $32,855,000 principal amount is due July 1, 1998. The debentures are subordinated to all existing and future senior indebtedness (as defined) of the Company. At April 29, 1994, the amount available for dividends, pursuant to the terms of the indenture under which the debentures are issued, was $19,475,000 and, if no dividend payments are made, the amount available for capital stock repurchases was $29,476,000. However, under the terms of the financing agreement (see Note B), at April 29, 1994, only $10,210,000 was available for such restricted payments.

(b) The mortgage payable, secured by a deed of trust on land and a building (book value at April 29, 1994 - $15,000,000), bears interest at 1/2% per annum above the Chemical Bank base rate or 1-1/2% per annum above LIBOR plus certain additional charges, at the option of the Company. Interest (5.2% at April 29, 1994) is payable monthly with no principal payments required until maturity. The obligation is of a subsidiary and is guaranteed by the Company. The Company is currently investigating the replacement or extension of the mortgage liability.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED



Note E--Stockholders' Equity

Changes in the major components of Stockholders' Equity for the six months ended April 29, 1994 are as follows:

                                                  Common           Paid-In         Retained         Treasury
                                                  Stock            Capital         Earnings          Stock
                                                  ------           -------         --------         --------
                                                                     (Dollars in thousands)

Balance at October 29, 1993                       $779             $43,823         $79,882         $(46,100)
Stock award-1,000 shares                                                 7                               11
Net income for the six months                                                        3,649
                                                ------           ---------        --------        ---------
Balance at April 29, 1994                         $779             $43,830         $83,531         $(46,089)
                                                  ====             =======         =======         ========

The other components of Stockholders' Equity are a valuation allowance for the unrealized loss on marketable securities and an unrealized foreign currency translation adjustment due to the Company's investment in its Australian joint venture, whose functional currency is the Australian dollar.

Note F--Summarized Financial Information of Joint Ventures

Effective February 28, 1994, the Company's 50% interest in Pacific Volt Information Systems, a joint venture with a subsidiary of Pacific Bell Directory was redeemed by the joint venture for approximately $16,400,000. Pacific Volt Information Systems composes telephone directories in California for Pacific Bell Directory under a contract expiring December 31, 1996. The sale of the Company's interest resulted in a gain of $9,770,000 ($5,760,000, net of income taxes, or $1.20 per share).

The Company has an investment in a 12-1/2% owned corporate joint venture formed in 1991 with Telstra Corporation Ltd. (Telstra), the Australian Government-owned telephone company and others. The joint venture assumed the responsibility throughout Australia for the marketing, sales and compilation functions of all yellow page directories for Telstra under the terms of a twelve-year contract. The agreement for the venture provided that the Company's share of profits or losses from the joint venture in its initial term of operations through April 30, 1993 could exceed 12-1/2% based on sales levels achieved. During the six and three months ended April 30, 1993 based on the venture's sales, the Company's share of the venture's profits amounted to $914,000 and $1,180,000 respectively, which exceeded 12-1/2% of the venture's
net income by $792,000 for both periods.   The venture earns a major portion of
its revenues and significantly all of its profits in the Company's second and third fiscal quarters. The Company's equity in income of the Australian joint ventures for the six months ended April 30, 1993 also reflects the reversal of a tax liability as a result of the completion of an Australian tax examination of a 50% owned inactive joint venture.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED


Consolidated retained earnings at April 29, 1994 included $2,880,000 representing the undistributed earnings of the joint venture. Income taxes have been paid or provided for on such earnings.

Note F--Summarized Financial Information of Joint Ventures--(Continued)

The following summarizes the financial information of the joint ventures:

                                                                        April 29, 1994                 October 29, 1993
                                                                ---------------------------      ----------------------------
                                                                                  (Dollars in thousands)

                                                                                  Company's                         Company's
                                                                  Total            Equity           Total            Equity
                                                                ----------     ------------      -----------     ------------
Current assets                                                   $151,519                          $191,302
Noncurrent assets                                                  15,783                            17,852
Current liabilities                                              (126,488)                         (160,110)
                                                                 --------                          --------
Equity of combined joint venture                                  $40,814                           $49,044
                                                                  =======                          ========

Equity of Australian
 joint ventures (a)                                               $40,814          $9,027           $35,789           $8,670
Equity of United States
 joint venture                                                                                       13,255            6,627
Other capitalized costs, net                                                                                              40
                                                                 --------         -------         ---------        ---------
                                                                  $40,814                           $49,044
                                                                  =======                          ========
Investments in joint ventures                                                      $9,027                            $15,337
                                                                                   ======                            =======

(a)-Pursuant to the venture agreement, the initial capital contributions of all venturers, other than Telstra, exceeded their proportionate share of ownership interest in the corporate joint venture. The agreement provides that, upon liquidation of the venture, the venturers will be entitled to recover such excess contributions from the net assets of the venture.

                                                                                Six Months Ended
                                                             -----------------------------------------------------------
                                                                   April 29, 1994                   April 30, 1993
                                                             -------------------------        --------------------------
                                                                              (Dollars in thousands)

                                                                             Company's                         Company's
                                                              Total           Equity            Total           Equity
                                                             --------       ----------        ---------       ----------
Revenues                                                     $202,146                          $196,622

Costs and expenses                                            196,606                           192,510
Income tax provision                                            1,645                               352
                                                             --------                           -------
Income before cumulative
   effect of a change
   in accounting                                                3,895                             3,760
Cumulative effect of a change in
  accounting for Australian
  income taxes (a)                                                                                5,688
                                                              -------                           -------
Net income                                                     $3,895                            $9,448
                                                               ======                            ======

Income of Australian joint
   ventures before
  cumulative effect of a
   change in accounting                                        $2,423             $329           $1,571        $1,618
Net income of United States
   joint venture                                                1,472              661            2,189         1,094
                                                               ------           ------         --------        ------
                                                               $3,895                            $3,760
                                                               ======                            ======
Company's equity in income of
   joint ventures                                                                 $990                         $2,712
                                                                                  ====                         ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED


Note F--Summarized Financial Information of Joint Ventures--(Continued)


(a) During the first quarter of fiscal 1993, the Company's Australian corporate joint venture changed its method of accounting for income taxes by adopting the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of the change increased the joint venture's income by $5,688,000, due to its ability to recognize deferred Australian tax assets as permitted by Statement No. 109. The Company's portion of this increase in income, net of United States taxes, is $432,000 and is included in the Company's cumulative effect of a change in accounting for income taxes (see Note H).



                                                                                     Three Months Ended
                                                                 ------------------------------------------------------------
                                                                      April 29, 1994                    April 30, 1993
                                                                 --------------------------        --------------------------
                                                                                  (Dollars in thousands)

                                                                                  Company's                         Company's
                                                                   Total           Equity            Total           Equity
                                                                 ---------       ----------        ---------       ----------
 Revenues                                                         $140,083                          $138,027

 Costs and expenses                                                129,465                           127,588
 Income tax provision                                                3,515                             3,606
                                                                  --------                          --------

 Net income                                                         $7,103                            $6,833
                                                                    ======                           =======

 Net income of Australian
  joint ventures                                                    $6,699             $813           $5,512         $1,557
 Net income of United States
  joint venture                                                        404              127            1,321            660
                                                                  --------            -----         --------         ------

                                                                    $7,103                            $6,833
                                                                    ======                            ======
 Company's equity in net income
  of joint ventures                                                                    $940                          $2,217
                                                                                       ====                          ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED


Note G--Per Share Data


The computation of per share data for the six and three months ended April 29, 1994 and April 30, 1993 include only the weighted average number of shares of Common Stock outstanding; the outstanding stock options have not been included in the computation since inclusion would not have a material effect.

Note H--Income Taxes

Effective October 31, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Prior to the adoption of Statement No. 109, income tax expense was determined using the liability method prescribed by Statement No. 96, which is superseded by Statement No. 109. Among other changes, Statement No. 109 changes the recognition and measurement criteria for deferred tax assets included in Statement No. 96.

As permitted by Statement No. 109, the Company has elected not to restate the financial statements of any prior years. The cumulative effect of adopting Statement No. 109 at the beginning of fiscal 1993 was to increase net income by $959,000 or $.20 per share, including $432,000 attributable to a corporate joint venture (see Note F).

Significant components of the income tax provision (benefit) attributable to operations are as follows:

                                                                     Six Months Ended                Three Months Ended
                                                                     ----------------                ------------------
                                                                   April             April           April             April
                                                                  29, 1994         30, 1993         29, 1994         30, 1993
                                                                  --------         --------         --------         --------
                                                                                      (Dollars in thousands)
Current:
  Federal                                                          $1,985         $(1,400)         $2,946            $(1,033)
  Foreign                                                             232             179             178                (17)
  State and local                                                     542             (63)            581                (46)
                                                                    -----          ------           -----             ------
                                                                    2,759          (1,284)          3,705             (1,096)
                                                                    -----          ------           -----             ------
Deferred:
  Federal                                                             (38)            (41)             16              1,068
  State and local                                                      (2)             (2)                                48
                                                                   ------         -------          ------             ------
                                                                      (40)            (43)             16              1,116
                                                                   ------         -------          ------             ------
  Total                                                            $2,719         $(1,327)         $3,721             $   20
                                                                   ======         =======          ======             ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED


Note I--Extraordinary Item

The extraordinary charge to earnings in the six months ended April 29, 1994 is the result of the early redemption at par of $20,000,000 face value of the Company's 12-3/8% Subordinated Debentures. The charge was due to the related discount and issuance costs and is net of an income tax benefit of $101,000.

Note J-- Subsequent Event

The Company called for redemption on May 23, 1994, $10,000,000 of its 12-3/8% Subordinated Debentures, at par. The Company will incur an extraordinary charge of approximately $81,000, net of an income tax benefit in the three months ending July 29, 1994 as a result of the related discount and issuance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The information which appears below relates to prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations, and no inferences as to such future operations should be drawn.

The following summarizes the results of operations by segment:


                                                                         FOR THE SIX                    FOR THE THREE
                                                                         MONTHS ENDED                   MONTHS ENDED
                                                                         ------------                   -------------
                                                                    April            April            April            April
                                                                  29, 1994         30, 1993         29, 1994         30, 1993
                                                                  --------         --------         --------         --------
                                                                                      (Dollars in thousands)
Revenues:
- - - --------
  Technical Services and
     Temporary Personnel                                         $205,692         $159,958         $109,520          $83,096
  Electronic Publication and
     Typesetting Systems                                           28,561           25,917           16,068           13,623
  Telephone Directory                                              29,673           32,886           17,785           16,152
  Engineering and Construction                                     25,429           22,863           11,282           11,202
  Computer Systems                                                 17,049           19,233            8,236           11,818
  Equity in income of
     joint ventures                                                   990            2,712              940            2,217
  Gain on sale of a
      joint venture                                                 9,770                             9,770
  Interest and other
      income, net                                                     333            1,696               87              949
  Elimination of intersegment
      revenues                                                     (2,165)          (3,393)          (1,206)          (1,758)
                                                                 ---------        --------         --------         --------

                                                                 $315,332         $261,872         $172,482         $137,299
                                                                 ========         ========         ========         ========

Income (Loss) Before Income Tax Provision (Benefit),
- - - ----------------------------------------------------
Extraordinary Item and Cumulative Effect of a
- - - ---------------------------------------------
Change in Accounting:
- - - ---------------------

Operating Profit (Loss):
- - - ------------------------
  Technical Services and
     Temporary Personnel                                           $6,063           $2,966           $4,044           $2,198
  Electronic Publication and
     Typesetting Systems                                              364             (222)             316             (513)
  Telephone Directory                                                 361             (164)             719              745
  Engineering and Construction                                       (221)            (585)            (569)            (550)
  Computer Systems                                                 (2,281)            (133)          (1,333)              22
  Eliminations                                                         13             (346)             (10)             (44)
                                                                  --------            ----           ------              ---
Total Operating Profit                                              4,299            1,516            3,167            1,858

Equity in income of
  joint ventures                                                      990            2,712              940            2,217
Gain on sale of a
  joint venture                                                     9,770                             9,770
Interest and other
  income, net                                                         333            1,696               87              949
General corporate
  expenses                                                         (4,676)          (4,337)          (2,454)          (2,212)
Interest expense                                                   (4,038)          (5,446)          (1,963)          (2,638)
Foreign exchange loss, net                                           (121)            (136)             (25)             (79)
                                                                     -----            ----              ---              ---

Income (Loss) Before Income
  Tax Provision (Benefit),
 Extraordinary Item and
  Cumulative Effect of a
 Change in Accounting                                              $6,557          $(3,995)          $9,522              $95
                                                                   ======          ========          ======              ===

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED APRIL 29, 1994 COMPARED
TO THE SIX MONTHS ENDED APRIL 30, 1993

In the six month period of 1994, revenue increased by $53,460,000 or 20% to $315,332,000 and the income before income taxes, an extraordinary item and, in 1993, the cumulative effect of a change in accounting was $6,557,000 in 1994 compared to a loss of $3,995,000 in 1993.

The Technical Services and Temporary Personnel segment's sales increased by $45,734,000 or 29% to $205,692,000 in 1994 and operating profit increased by $3,097,000 to $6,063,000 in 1994. The increase in sales was attributable to increased business over a broad spectrum with existing customers and placements with new customers. The operating profit increased primarily due to the increased sales throughout the segment and improved gross margins in the Temporary Personnel division. Most of the contracts entered into are of a relatively short duration and competition is intense. Although the markets for the segment's services include a broad range of industries throughout the United States, general economic difficulties in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of this segment.

Sales of the Electronic Publication and Typesetting Systems segment increased by $2,644,000 or 10% in 1994 and the operating profit was $364,000 compared to an operating loss of $222,000 in 1993. The sales increase was in both the domestic and overseas markets. The increase in profit was due to the increased sales and reduced development and administrative costs. The markets in which the segment competes are marked by rapidly changing technology and while the Company continues to invest in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that such present products or new products can be successfully marketed.

The Telephone Directory segment's sales decreased by $3,213,000 or 10% to $29,673,000 in 1994 while the operating profit was $361,000 compared to a loss of $164,000 in 1993. The higher level of sales in 1993 was primarily due to the sale of automated directory management systems which accounted for 24% of the segment's sales in 1993. Sales of the telephone directory production operations increased by $1,694,000 due to increased volume with existing customers; and the DataNational division, which publishes independent directories, reported a revenue increase of $1,727,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SIX MONTHS ENDED APRIL 29, 1994 COMPARED
TO THE SIX MONTHS ENDED APRIL 30, 1993--(CONTINUED)

which included the first publication of a community directory in a new market. Improved gross margins resulted in the improved profitability. The Directory segment's services are rendered under various short and long-term contracts. Certain contracts expire in fiscal 1994 through 2001 and there can be no assurance that they will be renewed or renewed on similar terms.

The Engineering and Construction segment's sales increased by $2,566,000 or 11% to $25,429,000 in 1994 and its operating loss decreased by $364,000 to $221,000. The sales increase was due primarily to increased sales to new and existing customers. The operating loss decreased due to the increased sales and improved gross margins. This segment operates in the intensely competitive telephone plant construction, interconnect and engineering markets and there can be no assurance that this segment will return to profitability in the near-term.

Sales of the Computer Systems segment decreased by $2,184,000 or 11% to $17,049,000 in 1994 and the segment sustained an operating loss of $2,281,000 in 1994 compared to a loss of $133,000 in 1993. The decrease in sales was due primarily to the completion of several large contracts in 1993. The operating loss increased due to the lower sales and higher costs incurred as a result of establishing additional facilities in 1993 to develop and market new products and increased marketing, support and administrative costs related to the existing product line, including the Delta Operator Services System (DOSS).

The first DOSS contract, which is with a major telephone company, was entered into in 1991. Delivery and installation at the customer's premises began during fiscal 1992 and continued through the second quarter of fiscal 1994. Although the system has been installed at most of the intended sites and is being utilized commercially by the customer, it is still in the process of
implementation.   Revenue from the contract will be recognized upon acceptance by the telephone company. While system acceptance is presently anticipated in fiscal 1994, a failure to obtain system acceptance from this customer could have a significant adverse impact on this segment's operations and could jeopardize its ability to continue to market the product. During 1992, Volt Delta also entered into a second contract for DOSS with another major telecommunications customer; and, in 1993, a pilot system was installed which is being used commercially. Orders have been received in 1994 for a follow-up production system. In fiscal 1993, the segment was awarded three additional contracts, two of which necessitated the opening of new branch facilities. As of April 29, 1994 no revenue has been recognized on any DOSS contracts. In addition, a new marketing and development facility was opened in 1993. There can be no assurance that the Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SIX MONTHS ENDED APRIL 29, 1994 COMPARED
TO THE SIX MONTHS ENDED APRIL 30, 1993 -- (CONTINUED)

will be able to obtain additional contracts or additional orders under existing contracts.

The Company's share of the income of its joint ventures was $990,000 for the six months of 1994, a decrease of $1,722,000 from 1993. Effective February 28, 1994, the Company sold its 50% interest in Pacific Volt Information Systems, a joint venture, for approximately $16,400,000. The sale resulted in a pretax gain of $9,770,000. The equity in income of joint ventures for the current six months includes only four months of income attributable to this joint venture. The Company's portion of the income of the Australian joint ventures was $329,000 in 1994 compared to $1,618,000 in 1993. During the six months of fiscal 1993, the Company's share of profits from its Australian joint venture exceeded its 12-1/2% ownership by $792,000 under an arrangement which ended April 30, 1993. See Note F of Notes to Condensed Consolidated Financial Statements for additional information.

Interest and other income decreased by $1,363,000 to $333,000 due primarily to fees incurred in 1994 in conjunction with the sale of accounts receivable (see Note B), the absence of the 1993 gains on the sale of securities and lower interest income in 1994 compared to 1993.

General corporate expenses increased by 8% to $4,676,000 in 1994 principally due to costs incurred in relocating the Corporate offices.

Interest expense decreased by $1,408,000 or 26% to $4,038,000 in 1994 compared to 1993 due to the early redemption of $20,000,000 of the Company's 12-3/8% Subordinated Debentures and a reduction in the principal amount of a mortgage loan.

Research, development and engineering costs increased by $39,000 or 1% to $3,577,000 in 1994 due to increased product development by the Computer Systems Segment, partially offset by decreases in the Telephone Directory and Electronic Publication and Typesetting Systems segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 29, 1994 COMPARED
TO THE THREE MONTHS ENDED APRIL 30, 1993



In the second quarter of 1994 revenue increased by $35,183,000 or 26% to $172,482,000 and the income before taxes was $9,522,000 in 1994 compared to $95,000 in 1993.

The Technical Services and Temporary Personnel segment's sales increased by $26,424,000 or 32% to $109,520,000 and operating profit increased by $1,846,000 to $4,044,000 in 1994. The increase in sales was due to additional business throughout the segment and the operating profit increase was due to the increased sales volume and improved gross margins in the Temporary Personnel division.

Sales of the Electronic Publication and Typesetting Systems segment increased by $2,445,000 or 18% in 1994 compared to 1993, and the operating profit was $316,000 compared to a loss of $513,000 in 1993. The sales increase was attributable to both the domestic and overseas markets. The improved profitability was due to the sales increase and reduced development and administrative costs.

The Telephone Directory segment's sales increased by $1,633,000 or 10% to $17,785,000 compared to 1993 while the operating profit decreased by $26,000 or 3% to $719,000. The sales increase was due to increases in production business and independent directory sales partially offset due to a sale of an automated directory management system in 1993. The decrease in operating profit compared to last year was due to lower margins as a result of a change in the mix of business among the segment's operations.

The Engineering and Construction segment's sales increased by $80,000 or 1% to $11,282,000 compared to 1993 while the operating loss increased by $19,000 or 3% to $569,000 compared to 1993.

Sales of the Computer Systems segment decreased by $3,582,000 or 30% to $8,236,000 in 1994. The segment sustained an operating loss of $1,333,000 in 1994 compared to a profit of $22,000 last year. The decrease in sales is due to the completion of several large contracts in 1993. The operating loss was due to the lower sales and higher costs incurred as a result of establishing additional facilities in 1993 to develop and market new products and increased marketing, support and administrative costs related to the existing product line, including the Delta Operator Services System.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 29, 1994 COMPARED
TO THE THREE MONTHS ENDED APRIL 30, 1993



The Company's share of the income of its joint ventures was $940,000 in the second quarter of 1994, a decrease of $1,277,000 from the second quarter of 1993. Effective February 28, 1994, the Company sold its 50% interest in Pacific Volt Information Systems, a joint venture, for approximately $16,400,000. The sale resulted in a pretax gain of $9,770,000. The equity in income of joint ventures for the current three months includes only one month of income attributable to this joint venture. The Company's portion of the income of the Australian joint ventures was $813,000 in 1994 compared to $1,557,000 in 1993. During the three months of fiscal 1993, the Company's share of profits from its Australian joint venture exceeded its 12-1/2% ownership by $792,000 under an arrangement which ended April 30, 1993.

Interest and other income decreased by $862,000 to $87,000 due primarily to fees incurred in 1994 in conjunction with the sale of accounts receivable (see Note B) and lower interest income in 1994.

General corporate expenses increased by $242,000 or 11% to $2,454,000 in 1994 principally due to costs incurred in relocating the Corporate offices.

Interest expense decreased by 26% to $1,963,000 in 1994 compared to 1993 due to the early redemption of $20,000,000 of the Company's 12-3/8% Subordinated Debentures and reductions in the principal amount of a mortgage loan.

Research, development and engineering costs increased by $520,000 or 29% to $2,339,000 in 1994 due primarily to increased product development by the Computer Systems segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Source of Capital
- - - -------------------------------

Cash and cash equivalents increased by $5,364,000 in the six months ended April 29, 1994 to $46,445,000 due primarily to $16,383,000 received from the sale of the Company's 50% interest in a joint venture and $13,144,000 of funds provided from operations partially reduced by the $20,000,000 redemption, at par, of Subordinated Debentures and $6,656,000 for purchases of property, plant and equipment.

Working capital decreased by $12,357,000 in the six months to $48,732,000 at April 29, 1994 due to the inclusion in current liabilities of a $15,400,000 mortgage payable and $10,000,000 of debentures which the Company called for redemption, partially offset by the proceeds from the sale of the Company's investment in a joint venture.

The Company believes that its current financial position, working capital and future cash flow will be sufficient to fund operations and satisfy its debt obligations. The Company has a line of credit with a domestic bank at April 29, 1994 of approximately $7 million, which expires July 31, 1994, unless renewed.

In the six months ended April, 29, 1994, the Company's investment portfolio was reduced by $3,629,000 and at April 29, 1994 included investments carried at their market value of $4,133,000.

The Company has no material capital commitments. The Company may determine from time to time in the future to buy additional shares of its Common Stock and Debentures in the market or in privately negotiated transactions.

PART II - Other Information

Items 1 through 5 were not applicable.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

10.01 Amendment dated April 28, 1994 to Agreement between the Company and Irwin
      B. Robins.

15.01 Letter from Ernst & Young.

15.02 Letter from Ernst & Young regarding interim financial information.

(b)   Reports on Form 8-K.

The only Report on Form 8-K filed during the quarter ended April 29, 1994 was a report dated April 1, 1994 (date of earliest event reported), reporting Item 2. Acquisition or Disposition of Assets, Item 5. Other Events, and Item 7. Financial Statements and Exhibits filing the following Unaudited Pro Forma Financial Data:

                     (i)   General Statement.
                    (ii) Unaudited Pro Forma Condensed Consolidated Balance Sheet of the Company and its Subsidiaries at January 28, 1994.
                   (iii) Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet.
                    (iv) Unaudited Pro Forma Condensed Consolidated Statement of Operations of the
                           Company and its Subsidiaries for
                           the fiscal year ended October 29, 1993.
                     (v) Unaudited Pro Forma Condensed Consolidated Statement of Operations of the Company and its Subsidiaries for the three months ended January 28, 1994.
                    (vi) Notes to Unaudited Pro Forma Condensed Consolidated Statement of
                           Operations.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                VOLT INFORMATION SCIENCES, INC.
                                                     (Registrant)

                                                BY: s/ JACK EGAN
                                                   -----------------------------

Date:  June 10, 1994                                        JACK  EGAN
                                                Vice President - Corporate
                                                Accounting
                                                (Principal Accounting Officer)

                            EXHIBIT INDEX
                            -------------


EXHIBIT                                                       PAGE
  NO.                      DESCRIPTION                         NO.
- - - -------                    ------------                       -----

 10.01 Amendment dated April 28, 1994 to Agreement between the Company and Irwin B. Robins.

 15.01       Letter from Ernst & Young.

 15.02 Letter from Ernst & Young regarding interim financial information.