Form 10-Q
period 1994-07-29
VOLT INFORMATION SCIENCES INC
filed 1994-09-09
CIK 103872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

 ---
/X /  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- - ---   Exchange Act of 1934

For Nine Months Ended July 29, 1994

         Or
 ---
/  /  Transition Report Pursuant to Section 13 or 15(d) of the Securities
- - ---   Exchange Act of 1934

For the transition period from ___________________ to ____________________

Commission File No. 1-9232


                       VOLT INFORMATION SCIENCES, INC.
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)

       New York                                               13-5658129
- - ---------------------------------                          -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1221 Avenue of the Americas, New York, New York              10020
- - ----------------------------------------------------       -----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        (212) 704-2400

                                Not Applicable
              -------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X        No
                                  -----         -----

The number of shares of Common Stock, $.10 par value, outstanding as of September 10, 1994 was 4,803,026.

PART I - Financial Information
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                  Nine Months Ended                    Three Months Ended
                                             ---------------------------           ---------------------------
                                              July 29,         July 30,            July 29,           July 30,
                                                1994             1993                 1994              1993
                                             ----------       ----------           ---------         ---------
                                                                   (Dollars in thousands)
REVENUES:
    Sales of services                          $426,025         $357,512            $149,999          $124,670
    Sales of products                            44,151           38,986              15,938            14,364
    Equity in income of joint
     ventures--Note F                             3,246            4,420               2,256             1,708
    Gain on sale of a joint
     venture--Note F                              9,770
    Interest income                                 944            1,036                 402               275
    Gains (losses) on sale
     of securities                                   (7)             168                   1
    Other income (expense),
     net--Note B                                   (418)           1,083                (217)              316
                                              ---------        ---------           ---------         ---------
                                                483,711          403,205             168,379           141,333
                                              ---------        ---------           ---------         ---------
COSTS AND EXPENSES:
    Cost of sales
     Services--Note J                           395,499          335,143             137,803           116,750
     Products                                    28,379           23,872               9,997             8,577
    Selling and administrative                   29,755           27,890              10,098             9,994
    Research, development
     & engineering                                5,863            5,281               2,286             1,743
    Depreciation and amortization                 7,961            7,671               2,657             2,508
    Foreign exchange (gain)
     loss - net                                      45              162                 (76)               26
    Interest                                      5,766            8,149               1,728             2,703
                                              ---------        ---------           ---------         ---------
                                                473,268          408,168             164,493           142,301
                                              ---------        ---------           ---------         ---------
Income (loss) before income tax
 provision (benefit), extraordinary
   item and cumulative effect of
   a change in accounting                        10,443           (4,963)              3,886              (968)
Income tax provision (benefit)
   --Note H                                       4,311           (1,640)              1,592              (313)
                                              ---------        ---------           ---------         ---------
Income (loss) before extraordinary
  item and cumulative effect of
  a change in accounting                          6,132           (3,323)              2,294              (655)
Extraordinary item--Note I                         (271)                                 (82)
Cumulative effect of a change
  in accounting for income
    taxes--Note H                                                    959
                                              ---------        ---------           ---------         ---------
Net income (loss)                                $5,861          $(2,364)             $2,212             $(655)
                                              =========        =========           =========         =========

                                                                       (Per Share Data)
Income (loss) before extraordinary
 item and cumulative effect of
 a change in accounting                           $1.28            $(.69)               $.48             $(.14)
Extraordinary item                                 (.06)                                (.02)

Cumulative effect of a change
 in accounting for income taxes                                      .20
                                              ---------        ---------           ---------         ---------
Net income (loss)                                 $1.22            $(.49)               $.46             $(.14)
                                              =========        =========           =========         =========

Number of shares used in computation
 -- Note G                                    4,802,652        4,797,809           4,803,026         4,802,026
                                              =========        =========           =========         =========

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                              July 29,              October 29,
                                                 1994                1993 (a)
                                             -----------           ------------
                                                   (Dollars in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $26,112                $41,081
  Short-term investments at
   lower of cost or market                        5,652                  2,260
  Trade accounts receivable
   less allowances of $3,983 (1994)
   and $3,960 (1993)--Note B                     81,212                 73,724
  Inventories--Note C                            26,993                 28,539
  Recoverable income taxes                        3,169                  4,695
  Deferred income taxes                           5,002                  3,402
  Prepaid expenses and other assets               5,677                  5,121
                                               --------               --------

   TOTAL CURRENT ASSETS                         153,817                158,822


MARKETABLE SECURITIES--at lower
  of cost or market                               4,130                  5,502



INVESTMENTS in joint ventures--Note F            13,223                 15,337

PROPERTY, PLANT AND EQUIPMENT--
  at cost--Note D
  Land and buildings                             33,326                 33,192
  Machinery and equipment                        42,778                 41,767
  Leasehold improvements                          2,776                  2,393
                                               --------               --------
                                                 78,880                 77,352


  Less allowances for depreciation
    and amortization                             30,741                 30,709
                                               --------               --------


                                                 48,139                 46,643

  DEPOSITS, RECEIVABLES AND
   OTHER ASSETS                                   1,982                  3,652



  INTANGIBLE ASSETS--net of accumulated
     amortization of $3,347 (1994)
     and $2,901 (1993)                            5,490                  5,936


                                               --------               --------
                                               $226,781               $235,892
                                               ========               ========

                                               July 29,              October 29,
                                                 1994                  1993 (a)
                                            --------------         ---------------
                                                   (Dollars in thousands)
LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES
   Notes payable to banks                         $6,852                $6,207
   Current portion of long-term
     debt--Note D                                 15,400                20,000
   Accounts payable                               24,148                26,402
   Accrued expenses
     Wages and commissions                        18,199                17,268
     Taxes other than income taxes                 7,817                 5,954
     Insurance                                    16,750                 9,344
     Other                                         3,768                 5,995
   Customer advances and other liabilities        13,883                 6,563
                                                --------              --------

   TOTAL CURRENT LIABILITIES                     106,817                97,733

LONG-TERM DEBT--Note D                            32,784                58,095


DEFERRED INCOME TAXES                              3,273                 2,386
                                                --------              --------
                                                 142,874               158,214
STOCKHOLDERS' EQUITY--Notes
   D, E and F
    Preferred stock, par value $1.00
     Authorized--500,000 shares;
      issued--none
   Common stock, par value $.10
     Authorized--15,000,000 shares;
      issued - 7,789,580 shares                      779                   779
   Paid-in capital                                43,830                43,823
   Retained earnings                              85,743                79,882
   Unrealized loss on marketable securities          (25)
   Unrealized foreign currency
      translation adjustment                        (331)                 (706)
                                                --------              --------

                                                 129,996               123,778
   Less common stock held in treasury
     at cost--2,986,554 shares (1994)
     and 2,987,554 shares (1993)                  46,089                46,100
                                                --------              --------



                                                  83,907                77,678


                                                --------              --------
                                                $226,781              $235,892
                                                ========              ========

(a) The Balance Sheet at October 29, 1993 has been derived from the audited financial statements at that date.

    See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                       Nine Months Ended
                                                                                --------------------------------
                                                                                 July 29,             July 30,
                                                                                   1994                1993
                                                                                -----------        -------------
                                                                                     (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                              $5,861             $(2,364)
   Adjustments to reconcile net
    income (loss) to cash
    provided by operating activities:
      Extraordinary item                                                             271
      Cumulative effect of a change
       in accounting                                                                                    (959)
      Depreciation and amortization                                                7,961               7,671
      Equity in income of joint ventures                                          (3,246)             (4,420)
      Gain on sale of a joint
        venture                                                                   (9,770)
      Distributions from joint
        ventures                                                                   1,153               2,572
      Accounts receivable provisions                                               1,432               1,387
      Amortization of deferred
        debenture costs, debt
        discounts and other
        deferred charges                                                             534                 470
      (Gains) losses on foreign
        currency translation                                                         204                (936)
      Gains on dispositions of fixed assets                                           (1)                (19)
      Deferred income tax expense (benefit)                                         (953)                115
      (Gains) losses on sales of securities                                            7                (168)
      Other                                                                           28                  (6)
      Changes in operating assets and liabilities:
       Increase in accounts receivable                                            (9,185)             (2,344)
       (Increase) decrease in inventories                                          1,546              (3,678)
       (Increase) decrease in recoverable income taxes                             1,700              (3,342)
       Increase in prepaid expenses and other current assets                        (535)             (1,312)
       Decrease in deposits, receivables and other assets                          1,252               6,103
       Decrease in accounts payable                                                 (516)             (1,257)
       Increase in accrued expenses                                                7,979                 988
       Increase in customer advances and other liabilities                         7,241               6,539
       Decrease in income taxes payable                                                                 (417)
                                                                               ---------           ---------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                                                     12,963               4,623
                                                                               ---------           ---------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
(UNAUDITED)

                                                                                      Nine Months Ended
                                                                                -----------------------------
                                                                                July 29,             July 30,
                                                                                   1994                1993
                                                                                ---------           ---------
                                                                                    (Dollars in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
    Sales of investments                                                           6,851               1,827
    Maturities of investments                                                      1,949                 800
    Purchases of investments                                                     (10,888)             (6,316)
    Proceeds from disposal of property, plant and equipment                           86                 126
    Purchases of property, plant and equipment                                   (11,326)             (6,277)
    Investment in joint venture                                                   (1,690)
    Proceeds from the sale of a joint venture                                     16,383
                                                                                --------            --------
    NET CASH PROVIDED BY (APPLIED TO)
     INVESTING ACTIVITIES                                                          1,365              (9,840)
                                                                                --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of long-term debt                                                  (30,000)             (5,045)
    Proceeds from notes payable to banks                                             931               1,354
                                                                                --------            --------
    NET CASH APPLIED TO FINANCING ACTIVITIES                                     (29,069)             (3,691)
                                                                                --------            --------

Effect of exchange rate changes on cash                                             (228)                542
                                                                                --------            --------


    NET DECREASE IN CASH AND CASH
      EQUIVALENTS                                                                (14,969)             (8,366)

Cash and cash equivalents, beginning of period                                    41,081              28,557
                                                                                --------            --------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                  $26,112             $20,191
                                                                                ========            ========

SUPPLEMENTAL INFORMATION
 Cash Paid
 Interest                                                                         $8,196             $10,457
 Income taxes (net of refunds)                                                    $3,582              $2,037


See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at July 29, 1994 and results of operations for the nine and three months ended July 29, 1994 and July 30, 1993 and cash flows for the nine months ended July 29, 1994 and July 30, 1993. Operating results for the nine and three months ended July 29, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 1994.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 29, 1993. The accounting policies used in preparing these financial statements are the same as those described in the Company's Annual Report on Form 10-K.

The Company's fiscal year ends on the Friday nearest October 31.


Note B--Accounts Receivable

In October 1993, the Company entered into a three-year agreement to sell, on a limited recourse basis, up to $25,000,000 of undivided interests in a designated pool of certain eligible accounts receivable. As collections reduce previously sold undivided interests, new receivables may be sold up to the $25,000,000 level. At July 29, 1994, $25,000,000 of accounts receivable has been sold under this agreement. The sold accounts receivable are reflected as a reduction of receivables in the accompanying balance sheets. The Company pays fees based on the purchaser's borrowing costs incurred on short-term commercial paper which financed the purchase of receivables. Other income (expense) in the accompanying 1994 statements of operations reflects $1,118,000 and $410,000 for such fees in the nine and three months ended July 29, 1994, respectively.

The purchaser may terminate the agreement on a minimum of six months' notice. In addition, the agreement may be terminated if the Company does not maintain a minimum tangible net worth, as defined, or exceeds a maximum ratio of debt to tangible net worth.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED


Note C--Inventories

Inventories consist of:

                                                                                 July 29,           October 29,
                                                                                   1994                1993
                                                                                ---------           ----------
                                                                                    (Dollars in thousands)
Services:
 Accumulated unbilled costs on:
    Service contracts                                                             $9,015              $9,818
    Long-term contracts                                                            9,097              11,409
                                                                                 -------             -------
                                                                                  18,112              21,227
                                                                                 -------             -------
Products:
    Materials                                                                      1,731               1,497
    Work-in-progress                                                               1,696                 942
    Service parts                                                                  1,214                 968
    Finished goods                                                                 4,240               3,905
                                                                                 -------             -------
                                                                                   8,881               7,312
                                                                                 -------             -------
                Total                                                            $26,993             $28,539
                                                                                 =======             =======

The cumulative amounts billed, principally under long-term contracts, of $88,201,000 at July 29, 1994 and $53,371,000 at October 29, 1993 are credited against the related costs in inventory. Substantially all of the amounts billed have been collected.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED

Note D--Long-Term Debt

Long-term debt consists of the following:

                                                                                 July 29,           October 29,
                                                                                   1994                1993
                                                                                ---------            --------
                                                                                    (Dollars in thousands)
12-3/8% Senior Subordinated
    Debentures, due July 1, 1998--
    net of unamortized discount of
    $71,000 - 1994 and $160,000 - 1993 (a)                                       $32,784             $62,695
Mortgage Payable, due
    December 22, 1994 (b)                                                         15,400              15,400
                                                                                 -------             -------
                                                                                  48,184              78,095
Less amounts due within one year                                                  15,400              20,000
                                                                                 -------             -------
Long-Term Debt                                                                   $32,784             $58,095
                                                                                 =======             =======

(a) The debentures provide for interest to be paid semi-annually on January 1 and July 1 and are redeemable at the option of the Company in whole or in part, at 100% plus accrued interest. In October 1993, as a result of a financing agreement (see Note B), the Company called for the redemption and, in November 1993, redeemed $20,000,000 principal amount of debentures. In May 1994, the Company redeemed an additional $10,000,000 of the debentures which, together with previously redeemed and repurchased debentures, satisfied all future sinking fund requirements. The early redemptions, at par, resulted in an extraordinary loss of $271,000, net of income taxes, due to the write-off of related discount and issuance costs. The remaining $32,855,000 principal amount is due July 1, 1998. The debentures are subordinated to all existing and future senior indebtedness (as defined) of the Company. At July 29, 1994, the amount available for dividends, pursuant to the terms of the indenture under which the debentures are issued, was $20,582,000 and, if no dividend payments are made, the amount available for capital stock repurchases was $30,582,000. However, under the terms of the financing agreement (see Note B), at July 29, 1994, only $12,863,000 was available for such restricted payments.

(b) The mortgage payable, secured by a deed of trust on land and a building (book value at July 29, 1994 - $14,900,000), bears interest at 1/2% per annum above the Chemical Bank base rate or 1-1/2% per annum above LIBOR plus certain additional charges, at the option of the Company. Interest (5.3% at July 29, 1994) is payable monthly with no principal payments required until maturity at December 22, 1994. The obligation is of a subsidiary and is guaranteed by the Company. The Company has reached an agreement in principle to refinance $10,000,000 of the $15,400,000 mortgage liability, the balance of which will be repaid by the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED



Note E--Stockholders' Equity

Changes in the major components of Stockholders' Equity for the nine months ended July 29, 1994 are as follows:

                                     Common               Paid-In             Retained              Treasury
                                      Stock               Capital             Earnings                 Stock
                                    -------               -------             --------              --------
                                                              (Dollars in thousands)
Balance at October 29, 1993            $779               $43,823              $79,882              $(46,100)
Stock award-1,000 shares                                        7                                         11
Net income for the nine months                                                   5,861
                                   --------              --------             --------              --------
Balance at July 29, 1994               $779               $43,830              $85,743              $(46,089)
                                   ========              ========             ========              ========

The other components of Stockholders' Equity are a valuation allowance for the unrealized loss on marketable securities and an unrealized foreign currency translation adjustment due to the Company's investment in its Australian joint venture, whose functional currency is the Australian dollar.


Note F--Summarized Financial Information of Joint Ventures


In July 1994, the Company entered into a long-term joint venture agreement to publish the official White Pages, Yellow Pages and Street Guides for Rio de Janeiro. The Company paid $1,690,000 to acquire a 50% interest in Telelistas Editora Ltda., a Brazilian company which recently obtained a contract to publish Rio's telephone directories on behalf of TELERJ, the government-owned telephone company in Rio. The agreement requires the Company to invest up to an additional $6,500,000 (representing 75% of the agreed initial financing by the venturers) in the joint venture over the next twelve months as well as to provide technology, expertise and key personnel in directory production, sales and marketing.

Effective February 1994, the Company's 50% interest in Pacific Volt Information Systems, a joint venture with a subsidiary of Pacific Bell Directory was redeemed by the joint venture for approximately $16,400,000. Pacific Volt Information Systems composes telephone directories in California for Pacific Bell Directory under a contract expiring December 31, 1996. The sale of the Company's interest resulted in a gain of $9,770,000 ($5,760,000, net of income taxes, or $1.20 per share).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED

Note F--Summarized Financial Information of Joint Ventures--(Continued)


The Company owns a 12-1/2% interest in a corporate joint venture formed in 1991 with Telstra Corporation Ltd. (Telstra), the Australian Government-owned telephone company, and others. The joint venture assumed the responsibility throughout Australia for the marketing, sales, and compilation functions of all yellow page directories for Telstra under the terms of a twelve-year contract. The agreement for the venture provided that the Company's share of profits or losses from the joint venture in its initial term of operations through April 30, 1993 could exceed 12-1/2%, based on sales levels achieved. During the nine months ended July 30, 1993 based on the venture's sales, the Company's share of the venture's profits amounted to $2,391,000, of which $740,000 exceeded 12-1/2% of the venture's net income. The venture earns a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters. The Company's equity in income of the joint ventures for the nine months ended July 30, 1993 also reflects the reversal of a tax liability as a result of the completion of a tax examination of a 50% owned inactive Australian joint venture.

Consolidated retained earnings at July 29, 1994 included $5,176,000 representing the undistributed earnings of the joint ventures. Income taxes have been paid or provided for on such earnings.

The following summarizes the financial information of the joint ventures:

                                                   July 29, 1994                             October 29, 1993
                                         ---------------------------------          ---------------------------------
                                                                    (Dollars in thousands)

                                                                 Company's                                 Company's
                                           Total                  Equity               Total                 Equity
                                         ----------           ------------          -----------          ------------
Current assets                            $265,555                                   $191,302
Noncurrent assets                           16,061                                     17,852
Current liabilities                       (217,426)                                  (160,110)
                                          --------                                   --------
Equity of combined joint ventures          $64,190                                    $49,044
                                          ========                                   ========

Equity of Australian joint ventures (a)    $61,289                $11,559             $35,789                $8,670
Equity of Brazilian joint venture (b)        2,901                  1,664
Equity of United States joint venture                                                  13,255                 6,627
Other capitalized costs, net                                                                                     40
                                          --------               --------            --------              --------
                                           $64,190                                    $49,044
                                          ========                                   ========
Investments in joint ventures                                     $13,223                                   $15,337
                                                                 ========                                  ========

(a)-Pursuant to the Australian venture agreement, the initial capital contributions of all venturers, other than Telstra, exceeded their proportionate share of ownership interest in the corporate joint venture. The agreement provides that, upon liquidation of the venture, the venturers will be entitled to recover such excess contributions from the net assets of the venture.

(b)-Pursuant to the Brazilian joint venture agreement, the initial contributions of the Company will exceed its proportionate share of ownership interest in the joint venture. The agreement provides that as net assets of the joint venture become available, or upon liquidation of the joint venture, the Company will be entitled to recover such excess contributions from the net assets of the joint venture.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED

Note F--Summarized Financial Information of Joint Ventures--(Continued)

                                                                     Nine Months Ended
                                          --------------------------------------------------------------------------
                                                  July 29, 1994                                 July 30, 1993
                                          -------------------------------                ---------------------------
                                                                    (Dollars in thousands)

                                                                Company's                                  Company's
                                           Total                 Equity                Total                Equity
                                          --------            ------------           ---------           ------------
   Revenues                               $414,247                                   $386,066

   Costs and expenses                      380,414                                    361,098
   Income tax provision                     11,304                                     10,014
                                          --------                                   --------
   Income before cumulative effect of
      a change in accounting                22,529                                     14,954
   Cumulative effect of a change in
      accounting for Australian
      income taxes (a)                                                                  5,688
                                          --------                                   --------
   Net income                              $22,529                                    $20,642
                                          ========                                   ========

   Income of Australian joint
      ventures before cumulative effect
      of a change in accounting            $21,109                 $2,611             $11,535                $2,710
   Net loss of Brazilian joint venture         (52)                   (26)
   Net income of United States
      joint venture                          1,472                    661               3,419                 1,710
                                          --------               --------            --------              --------
                                           $22,529                                    $14,954
                                          ========                                   ========
   Company's equity in income of
      joint ventures                                               $3,246                                    $4,420
                                                                 ========                                  ========

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

                                                                    Three Months Ended
                                         --------------------------------------------------------------------------
                                                   July 29, 1994                             July 30, 1993
                                         --------------------------------           -------------------------------
                                                                    (Dollars in thousands)

                                                               Company's                                  Company's
                                             Total               Equity                 Total              Equity
                                         -----------           ----------           -----------           ---------
Revenues                                  $212,101                                   $189,444

Costs and expenses                         183,808                                    168,588
Income tax provision                         9,659                                      9,662
                                          --------                                   --------

Net income                                $ 18,634                                   $ 11,194
                                          ========                                   ========

Net income of Australian joint
  ventures                                $ 18,686               $  2,282            $  9,964              $  1,093
Net loss of Brazilian joint venture            (52)                   (26)
Net income of United States joint
  venture                                                                               1,230                   615
                                          --------               --------            --------              --------
                                           $18,634                                    $11,194
                                          ========                                   ========
Company's equity in net income of
  joint ventures                                                   $2,256                                    $1,708
                                                                 ========                                  ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED


Note G--Per Share Data


The computation of per share data for the nine and three months ended July 29, 1994 and July 30, 1993 include only the weighted average number of shares of Common Stock outstanding. Outstanding stock options have not been included in the computation since inclusion would not have a material effect.

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

Significant components of the income tax provision (benefit) attributable to operations are as follows:


                                                  Nine Months Ended                         Three Months Ended
                                           -------------------------------           -------------------------------
                                             July                   July               July                   July
                                           29, 1994               30, 1993           29, 1994               30, 1993
                                           --------               --------           --------               --------
                                                                      (Dollars in thousands)
Current:
  Federal                                   $3,837                $(1,880)             $1,852                 $(480)
  Foreign                                      439                    207                 207                    28
  State and local                              988                    (82)                446                   (19)
                                            ------                -------              ------                 -----
                                             5,264                 (1,755)              2,505                  (471)
                                            ------                -------              ------                 -----
Deferred:
  Federal                                     (691)                   110                (653)                  151
  State and local                             (262)                     5                (260)                    7
                                            ------                -------              ------                 -----
                                              (953)                   115                (913)                  158
                                            ------                -------              ------                 -----
  Total                                     $4,311                $(1,640)             $1,592                 $(313)
                                            ======                =======              ======                 =====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED


Note I--Extraordinary Item

The extraordinary charge to earnings in the nine months ended July 29, 1994 is the result of the early redemption at par of $30,000,000 face value of the Company's 12-3/8% Subordinated Debentures. The charge was due to the related discount and issuance costs and is net of an income tax benefit of $157,000.


Note J--Significant Item Included in Operations

The results of operations for the third quarter and nine months of fiscal 1993 included a $2,100,000 ($.28 per share) provision for a loss due to costs not recoverable under a major contract of the Computer Systems segment.

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

The following summarizes the results of operations by segment:


                                                                      FOR THE NINE                          FOR THE THREE
                                                                      MONTHS ENDED                           MONTHS ENDED
                                                                      ------------                           ------------
                                                                 July               July              July                 July
                                                               29, 1994           30, 1993          29, 1994             30, 1993
                                                               --------           --------          --------             --------
                                                                                      (Dollars in thousands)
Revenues:
- - --------

    Technical Services and
      Temporary Personnel                                      $317,395           $246,802           $111,703           $86,844
    Electronic Publication
      and Typesetting Systems                                    44,651             40,647             16,090            14,730
    Telephone Directory                                          47,328             52,244             17,655            19,358
    Engineering and Construction                                 38,593             32,942             13,164            10,079
    Computer Systems                                             25,483             28,837              8,434             9,604
    Equity in income of
     joint ventures                                               3,246              4,420              2,256             1,708
    Gain on sale of a
     joint venture                                                9,770
    Interest and other
     income, net                                                    519              2,287                186               591
    Elimination of intersegment
     revenues                                                    (3,274)            (4,974)            (1,109)           (1,581)
                                                               --------           --------           --------          --------

                                                               $483,711           $403,205           $168,379          $141,333
                                                               ========           ========           ========          ========

Income (Loss) Before Income Tax Provision (Benefit),
- - ----------------------------------------------------
Extraordinary Item and Cumulative Effect of a
- - ---------------------------------------------
Change in Accounting:
- - ---------------------

Operating Profit (Loss):
- - ------------------------
    Technical Services and
     Temporary Personnel                                        $10,442             $4,636             $4,379            $1,670
    Electronic Publication and
     Typesetting Systems                                            574                184                210               406
    Telephone Directory                                           1,616              2,183              1,255             2,347
    Engineering and Construction                                    341             (1,043)               562              (458)
    Computer Systems                                             (3,294)            (2,382)            (1,013)           (2,249)
    Eliminations                                                      1               (368)               (12)              (22)
                                                               --------           --------           --------          --------
Total Operating Profit                                            9,680              3,210              5,381             1,694

Equity in income of
  joint ventures                                                  3,246              4,420              2,256             1,708
Gain on sale of a
  joint venture                                                   9,770
Interest and other
  income, net                                                       519              2,287                186               591
General corporate expenses                                       (6,961)            (6,569)            (2,285)           (2,232)
Interest expense                                                 (5,766)            (8,149)            (1,728)           (2,703)
Foreign exchange gain
  (loss), net                                                       (45)              (162)                76               (26)
                                                               --------           --------           --------          --------

Income (Loss) Before Income
  Tax Provision (Benefit),
  Extraordinary Item and
  Cumulative Effect of a
  Change in Accounting                                          $10,443            $(4,963)            $3,886             $(968)
                                                               ========           ========           ========          ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

NINE MONTHS ENDED JULY 29, 1994 COMPARED
TO THE NINE MONTHS ENDED JULY 30, 1993

In the nine month period of 1994, revenues increased by $80,506,000 or 20% to $483,711,000 and the income before income taxes, an extraordinary item and, in 1993, the cumulative effect of a change in accounting was $10,443,000 in 1994 compared to a loss of $4,963,000 in 1993.

The Technical Services and Temporary Personnel segment's sales increased by $70,593,000 or 29% to $317,395,000 in 1994 and its operating profit increased by $5,806,000 to $10,442,000 in 1994. The increase in sales was attributable to increased business over a broad spectrum, primarily with existing customers. The operating profit increased due to the increased sales throughout the segment and improved gross margins in the Temporary Personnel division partially offset by higher overhead to support the sales increase. Competition is intense, and although some contracts entered into range from a few months to several years, most are of a relatively short duration. Although the markets for the segment's services include a broad range of industries throughout the United States, general economic difficulties in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of this segment.

Sales of the Electronic Publication and Typesetting Systems segment increased by $4,004,000 or 10% to $44,651,000 in 1994 and its operating profit was $574,000 compared to $184,000 in 1993. The sales increase was in both the domestic and overseas markets. The increase in profit was due to the increased sales and reduced development and administrative costs partially offset by lower gross margins. The markets in which the segment competes are marked by rapidly changing technology and, while the Company continues to invest in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that such present products or new products can be successfully marketed.

The Telephone Directory segment's sales decreased by $4,916,000 or 9% to $47,328,000 in 1994 while its operating profit was $1,616,000 compared to $2,183,000 in 1993. The higher level of sales in 1993 was primarily due to the sale of automated directory management systems which accounted for 16% of the segment's sales in 1993. Sales of the telephone directory production operations increased due to increased volume with existing customers. The DataNational division, which publishes independent directories, reported a revenue increase of $1,996,000 which included the first publication of two new community directories in a new market. Profitability declined due to lower gross margins caused by a change in the business mix and fewer high margin system sales than in 1993. The Directory segment's services are rendered under various short and long-term contracts. Certain contracts expire in fiscal years 1994 through 2001 and there can be no assurance that they will be renewed or renewed on similar terms.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


NINE MONTHS ENDED JULY 29, 1994 COMPARED TO
THE NINE MONTHS ENDED JULY 30, 1993--(CONTINUED)

The Engineering and Construction segment's sales increased by $5,651,000 or 17% to $38,593,000 in 1994 and its operating profit was $341,000 compared to a loss of $1,043,000 in 1993. The sales increase was due primarily to increased sales in the construction and business system areas. Profitability increased due to the increased sales and improved gross margins. This segment operates in the intensely competitive telephone plant construction, interconnect and engineering markets and there can be no assurance that profitability will continue.

Sales of the Computer Systems segment decreased by $3,354,000 or 12% to $25,483,000 in 1994 and the segment's operating loss increased by $912,000 to $3,294,000 in 1994 compared to a loss of $2,382,000 in 1993. The decrease in sales was due primarily to the completion of several large contracts in 1993. The operating loss in 1993 included a charge of $2,100,000 to provide for costs not recoverable under a Delta Operator Services System (DOSS) contract. The operating loss increased in 1994 due to the lower sales, lower gross margins and higher overhead costs incurred as a result of establishing additional facilities in 1993 to develop and market new products and increased marketing, support and administrative costs related to the existing product line, including DOSS.

The first DOSS contract, which is with a major telephone company, was entered into in 1991. Delivery and installation at the customer's premises began during fiscal 1992 and continued through the third quarter of fiscal 1994. The system has been installed at most of the intended sites and is being utilized commercially by the customer. The Company has received acceptance of the first half of the system in the third quarter of fiscal 1994 and expects acceptance of the second half in the fourth quarter of fiscal 1994 at which time revenue will be recognized. Acceptance will have no effect on operating profit.
During 1992, Volt Delta also entered into a second contract for DOSS with another major telecommunications customer; and, in 1993, a pilot system was installed which is being used commercially. Orders have been received in 1994 for a follow-up production system. In fiscal years 1993 and 1994, the segment was awarded several additional contracts, one of which is anticipated to be
completed in the forth quarter of fiscal 1994.   There can be no assurance that
the Company will be able to obtain additional contracts or additional orders under existing contracts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


NINE MONTHS ENDED JULY 29, 1994 COMPARED TO
THE NINE MONTHS ENDED JULY 30, 1993--(CONTINUED)

The Company's share of the income of its joint ventures was $3,246,000 for the nine months of 1994, a decrease of $1,174,000 or 27% from 1993. The Company's portion of the income of the Australian joint ventures was $2,611,000 in 1994 compared to $2,710,000 in 1993. During the nine months of fiscal 1993, the Company's share of profits from its Australian joint venture exceeded its 12-1/2% ownership percentage by $740,000 under an arrangement which ended April 30, 1993. Exclusive of such amounts, the Company's share of profits increased by $641,000 in 1994 due to increased earnings in 1994 of the venture due to higher revenue from the sale of yellow page directory advertising. Effective February 1994, the Company sold its 50% interest in Pacific Volt Information Systems, a joint venture, for approximately $16,400,000. The sale resulted in a pretax gain of $9,770,000. As a result of the sale, the equity in income of joint ventures for the current nine months includes only four months of income attributable to this joint venture. In July 1994, the Company entered into a long-term joint venture agreement to publish the official White Pages, Yellow Pages and Street Guides for Rio de Janeiro. The Company acquired a 50% interest in Telelistas Editora Ltda., a Brazilian company which recently obtained a contract to publish Rio's telephone directories on behalf of TELERJ, the government-owned telephone company in Rio. See Note F of Notes to Condensed Consolidated Financial Statements for additional information.

Interest and other income, net decreased by $1,768,000 to $519,000, due primarily to fees incurred in 1994 in conjunction with the sale of accounts receivable (see Note B).

General corporate expenses increased by 6% to $6,961,000 in 1994 principally due to costs incurred in relocating the Corporate offices.

Interest expense decreased by $2,383,000 or 29% to $5,766,000 in 1994 compared to 1993 due to the early redemption of $30,000,000 of the Company's 12-3/8% Subordinated Debentures and a reduction in the principal amount of a mortgage loan.

Research, development and engineering costs increased by $582,000 or 11% to $5,863,000 in 1994 due to increased product development by the Computer Systems segment, partially offset by decreases in the Telephone Directory and Electronic Publication and Typesetting Systems segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JULY 29, 1994 COMPARED TO
THE THREE MONTHS ENDED JULY 30, 1993

In the third quarter of 1994, revenues increased by $27,046,000 or 19% to $168,379,000 and income before taxes was $3,886,000 in 1994 compared to a loss of $968,000 in 1993.

The Technical Services and Temporary Personnel segment's sales increased by $24,859,000 or 29% to $111,703,000 and its operating profit increased by $2,709,000 to $4,379,000 in 1994. The increase in sales was due to additional business throughout the segment primarily with existing customers and the operating profit increase was due to the increased sales volume and improved gross margins partially offset by increases in overhead to support the additional sales.

Sales of the Electronic Publication and Typesetting Systems segment increased by $1,360,000 or 9% to $16,090,000 in 1994 while its operating profit decreased by 48% to $210,000 compared to $406,000 in 1993. The sales increase was attributable to both the domestic and overseas markets. The decline in profit was due to lower gross margins as a result of product mix and competitive pressures.

The Telephone Directory segment's sales decreased by $1,703,000 or 9% to $ 17,655,000 in 1994 while its operating profit decreased by $1,092,000 or 47% to $1,255,000. The sales decrease was due to reduced sales of graphic workstations and the absence, in 1994, of revenue from the sales of automated directory management systems. The decrease in operating profit compared to last year was due to lower margins as a result of a change in the mix of business among the segment's operations.

The Engineering and Construction segment's sales increased by $3,085,000 or 31% to $13,164,000 and the operating profit was $562,000 compared to a loss of $458,000 in 1993. The sales and operating profit increases were due to volume increases in the construction and business systems operations.

Sales of the Computer Systems segment decreased by $1,170,000 or 12% to $8,434,000 in 1994. The segment sustained an operating loss of $1,013,000 in 1994 compared to a loss of $2,249,000 in 1993. The decrease in sales is due to the completion of several large contracts in 1993. The operating loss in 1993 included a charge of $2,100,000 to provide for costs not recoverable under a Delta Operator Services System contract. Results in 1994 reflect higher development, marketing and support costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 29, 1994 COMPARED TO
THE THREE MONTHS ENDED JULY 30, 1993--(CONTINUED)

The Company's share of the income of its joint ventures was $2,256,000 in the third quarter of 1994, an increase of $548,000 or 32% from the third quarter of 1993. The Company's portion of the income of the Australian joint venture was $2,282,000 in 1994 compared to $1,093,000 in 1993 due principally to the joint venture's increased revenue from the sale of yellow page directory advertising accompanied by a reduction in certain costs. In the second quarter of 1994, the Company sold its 50% interest in Pacific Volt Information Systems, a United States joint venture, which accounted for $615,000 of equity in income of joint ventures in last year's third quarter.

Interest and other income, net decreased by $405,000 to $186,000 due primarily to fees incurred in 1994 in conjunction with the sale of accounts receivable (see Note B).

Interest expense decreased by $975,000 or 36% to $1,728,000 in 1994 compared to 1993 due to the early redemption of $30,000,000 of the Company's 12-3/8% Subordinated Debentures and reductions in the principal amount of a mortgage loan.

Research, development and engineering costs increased by $543,000 or 31% to $2,286,000 in 1994 due primarily to increased product development by the Computer Systems segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Source of Capital

Cash and cash equivalents decreased by $14,969,000 in the nine months ended July 29, 1994 to $26,112,000 due primarily to the redemption, at par, of $30,000,000 of Subordinated Debentures and the expenditure of $11,326,000 for purchases of property, plant and equipment partially offset by $16,383,000 received from the sale of the Company's 50% interest in a joint venture and $12,963,000 of funds provided from operations.

Working capital decreased by $14,089,000 in the nine months to $47,000,000 at July 29, 1994 primarily due to the inclusion in current liabilities of a $15,400,000 mortgage payable and the redemption of $10,000,000 of debentures, partially offset by $16,383,000 received from the sale of the Company's investment in a joint venture.

The Company believes that its current financial position, working capital and future cash flow will be sufficient to fund operations and satisfy its debt obligations. The Company has a line of credit with a domestic bank at July 29, 1994 of approximately $7 million, which expires October 31, 1994, unless renewed. The Company has reached an agreement in principle to refinance $10,000,000 of the $15,400,000 mortgage liability which is due in December 1994. The balance will be repaid by the Company.

In the nine months ended July 29, 1994, the Company's investment portfolio was increased by $2,020,000 and at July 29, 1994 included investments carried at their market value of $9,782,000.

The Company expects to invest an additional $6,500,000 over the next twelve months in its new Brazilian joint venture (see Note F). There are no other material capital commitments. The Company may determine from time to time in the future to buy additional shares of its Common Stock and Debentures in the market or in privately negotiated transactions.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company's 1994 Annual Meeting of Shareholders held on June 10, 1994,
Shareholders:

(a) elected the following to serve as Class I directors to serve until the Company's 1996 Annual Meeting of Shareholders and until their respective successors are elected and qualified, by the following vote:

                                               For          Vote Withheld
                                           ----------       -------------
         Irwin B. Robins                   3,403,347            45,418

         John R. Torell, III               3,403,347            45,418

         Mark N. Kaplan                    3,403,347            45,418

(b) ratified the action of the Board of Directors in appointing Ernst & Young as the Company's independent public accountants for the Company's fiscal year ending October 28, 1994, by the following vote:

                                               For         Against      Abstain
                                           ----------     ---------     -------
                                           3,427,500        6,172       15,093


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

15.01 Letter from Ernst & Young LLP.

15.02 Letter from Ernst & Young LLP regarding interim financial information.

27    Financial Data Schedule

(b)   Reports on Form 8-K

The only Report on Form 8-K filed during the quarter ended July 29, 1994 was a report dated July 7, 1994 (date of earliest event reported), reporting Item 5. Other Events.

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




                                           VOLT INFORMATION SCIENCES, INC.
                                                (Registrant)



                                           BY: s/ Jack  Egan
                                               -----------------------------

Date:  September 9, 1994                           Jack  Egan
                                           Vice President - Corporate Accounting
                                           (Principal Accounting Officer)

                                EXHIBIT INDEX



15.01 Letter from Ernst & Young LLP.

15.02 Letter from Ernst & Young LLP regarding interim financial information.

27    Financial Data Schedule