Form 10-K
period 1994-10-28
VOLT INFORMATION SCIENCES INC
filed 1995-01-25
CIK 103872

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended October 28, 1994
                                           or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from __________________________________ to ______________________

         Commission File Number: 1-9232

                        VOLT INFORMATION SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

          New York                                         13-5658129
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1221 Avenue of the Americas, New York, New York          10020
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (212) 704-2400

          Securities registered pursuant to Section 12(b) of the Act:

                                                              Name of each exchange on
         Title of each class                                     which registered
         -------------------                                  ------------------------
12-3/8% Senior Subordinated Debentures, due July 1, 1998      Philadelphia Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES   X      NO
                                               -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 20, 1995 (based on the closing price on the NASDAQ National Market on that date) was approximately $64,000,000 (based on the number of shares outstanding on that date exclusive of all shares held beneficially by executive officers and directors and their spouses and the Registrant's Savings Plan and Employee Stock Ownership Plan, without conceding that all such persons or plans are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 20, 1995 was 4,803,026.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 1995 Annual Meeting are incorporated by reference into Part III of this Report.

PART I

ITEM 1.  BUSINESS

General

Volt Information Sciences, Inc., a New York corporation, incorporated in 1957, and its subsidiaries (collectively "Volt" or the "Company", unless the context otherwise requires) operate in the following industry segments:

(1) Technical Services and Temporary Personnel - This segment provides technical and temporary personnel services to industry and government;

(2) Electronic Publication and Typesetting Systems - This segment designs, develops, manufactures, markets and services computerized imagesetting and publication systems and equipment;

(3) Telephone Directory - This segment provides telephone directory services, data base management, licensing of directory systems and publication of telephone directories;

(4) Engineering and Construction - This segment provides inside and outside plant and business communication engineering, construction, installation and other support services for the telecommunications industry; and

(5) Computer Systems - This segment designs, programs, sells, leases and maintains customized computer information systems and related services and provides services to public utilities emphasizing computer based projects.

In addition, the Company is a party to a joint venture with Telstra Corporation Ltd., the Australian government-owned telephone company and others which commenced operations in July 1991, for the marketing, selling and compilation functions of yellow pages directories throughout Australia.

In July 1994, the Company entered into a long-term joint venture agreement to publish the official White Pages, Yellow Pages and Street Guides for Rio de Janeiro by acquiring an interest in Telelistas Editora Ltda., a Brazilian Company which has a contract to publish Rio's telephone directories on behalf of TELERJ, the government-owned telephone company.

The Company was also a party to a joint venture with a subsidiary of Pacific Bell Directory which produced the directory ads and camera ready pages of Pacific Bell Directory's yellow and white page directories published and distributed in California and Nevada. Effective February 28, 1994, the Company sold its 50% interest to its joint venture partner.

Information As To Industry Segments

The following tables set forth the relative contribution of each industry segment to the Company's consolidated sales and operating profit (loss) for each of the three fiscal years in the period ended October 28, 1994, and those assets identifiable within each segment at the end of each of those years (see Notes J and L of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations)":

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
INDUSTRY SEGMENT DATA

                                                                 October          October          October
                                                                 28, 1994        29, 1993          30, 1992
                                                                 --------        --------          --------
                                                                             (Dollars in thousands)
SALES
Technical Services and Temporary
 Personnel:
   Sales to unaffiliated customers                               $433,443        $340,301          $320,591
   Intersegment sales                                               1,067           1,304               796
                                                                 --------        --------          --------
                                                                  434,510         341,605           321,387
                                                                 --------        --------          --------
Electronic Publication and Typesetting
 Systems:
   Sales to unaffiliated customers                                 64,659          57,081            56,608
   Intersegment sales                                                 664           2,259               878
                                                                 --------        --------          --------
                                                                   65,323          59,340            57,486
                                                                 --------         -------           -------

Telephone Directory:
   Sales to unaffiliated customers                                 72,319          76,924            68,764
   Intersegment sales                                               1,836           2,020             2,231
                                                                 --------        --------          --------
                                                                   74,155          78,944            70,995

                                                                 --------        --------          --------
 Engineering and Construction:
   Sales to unaffiliated customers                                 51,391          46,417            36,111
   Intersegment sales                                               1,285           1,056               197
                                                                 --------        --------          --------
                                                                   52,676          47,473            36,308
                                                                 --------        --------          --------

Computer Systems:
   Sales to unaffiliated customers                                 99,059(a)       37,385            38,612
   Intersegment sales                                                  76             196               212
                                                                 --------        --------          --------
                                                                   99,135          37,581            38,824
                                                                 --------        --------          --------
Eliminations of intersegment sales                                 (4,928)         (6,835)           (4,314)
                                                                 --------        --------         ---------
   Total sales                                                   $720,871        $558,108          $520,686
                                                                 ========        ========          ========
OPERATING PROFIT (LOSS)
Technical Services and Temporary Personnel                        $16,337          $7,360            $5,955(b)
Electronic Publication and Typesetting Systems                      1,334           2,040             1,054
Telephone Directory                                                 6,695           8,153             6,544(b)
Engineering and Construction                                          792          (1,128)           (2,885)
Computer Systems                                                   (2,168)         (8,549)(a)         2,043
Eliminations                                                           (8)           (310)             (346)
                                                                 --------        --------          --------
    Total operating profit                                         22,982           7,566            12,365
Interest and other income (expense) - net                             790           2,125             3,074
Equity in net income of joint ventures                              3,055           4,940             6,807
Gain on sale of joint venture                                       9,770
General corporate expenses                                         (9,263)         (8,769)           (9,031)
Interest expense                                                   (7,468)        (11,078)          (11,569)
Foreign exchange gain (loss)-net                                      (39)           (378)              129
                                                                 --------        --------          --------
Income (loss) before income taxes, extraordinary
  item and cumulative effect of a change
  in accounting                                                   $19,827         $(5,594)           $1,775
                                                                 ========        ========          ========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
INDUSTRY SEGMENT DATA--Continued


                                                               October             October          October
                                                              28, 1994            29, 1993         30, 1992
                                                              --------            --------         --------
                                                                           (Dollars in thousands)
IDENTIFIABLE ASSETS
 Technical Services and Temporary
   Personnel                                                   $40,230(c)          $30,248(c)       $51,756
 Electronic Publication and Typesetting
   Systems                                                      36,276              32,350           31,218
 Telephone Directory                                            28,941(c)           31,830(c)        34,294
Engineering and Construction                                    21,836              19,547           13,745
Computer Systems                                                50,273              39,394           30,751
Eliminations of intersegment items                                                                     (645)
                                                              --------            --------         --------
                                                               177,556             153,369          161,119
 Cash, investments, joint ventures
  and other corporate assets                                    49,348              82,523           65,383
                                                              --------            --------         --------
  Total assets                                                $226,904            $235,892         $226,502
                                                              ========            ========         ========




(a) The results of operations for fiscal 1993 included a charge of $6,400,000 for costs not recoverable under two contracts for major directory assistance systems. In fiscal 1994, the Company received customer acceptance under one of such contracts which had no effect on earnings in 1994, although revenue of $59,000,000 was recognized.

(b) Operating results for fiscal 1992 include (i) a benefit of $1,070,000 from the recovery of a portion of prior years' state business taxes applicable to the Technical Services and Temporary Personnel segment and (ii) a pretax charge of $722,000 relating to a portion of a facility under lease until fiscal 1994, which is no longer being utilized by the Telephone Directory segment.

(c) In fiscal 1993, the Company entered into a three-year revolving financing agreement (see Note C of Notes to Consolidated Financial Statements) under which it sold a $25,000,000 undivided interest in a certain pool of accounts receivable. As a result, the identifiable assets of the Technical Services and Temporary Personnel and the Telephone Directory segments were reduced by $23,000,000 and $2,000,000 in 1994, respectively and by $22,875,000 and $2,125,000 in
         1993, respectively.

Technical Services and Temporary Personnel

Volt's Technical Services and Temporary Personnel segment provides, from approximately 135 offices located throughout the United States, technical and temporary personnel services to a wide range of customers.

Volt Technical Services provides contract engineering services and professional, engineering, design, data processing, scientific and technical support personnel for varying periods of time to companies and other organizations (including government agencies) in a broad range of industries which have a need for such personnel, but are unable, or do not choose, to engage such personnel as their own employees. Volt Technical Services furnishes services to such industries as the telecommunications, computer, electronics, power (including certain nuclear and fossil fuel power plants), aerospace, defense, marine, petrochemical, chemical, architectural, engineering and transportation industries. Customers are located throughout the United States with a small portion of such services being performed outside the United States. Volt Technical Services maintains a computerized nationwide resume data base consisting of approximately 300,000 technical, professional, scientific, and other candidates from which it fills customer job requirements. These individuals become Volt Technical employees during the period of their assignment (which typically ranges from a few months to several years). As the employer of record, Volt Technical Services is responsible for the payment of salaries, payroll taxes, workers' compensation and unemployment insurance and benefit packages, which may include sick days, holiday and vacation pay and medical insurance.

Volt Temporary Services provides temporary help in administrative, clerical, office automation, accounting, industrial and other job classifications to clients for short and long-term assignments. Volt Temporary Services provides clerks, typists, office automation personnel, secretaries, receptionists, sales promotion personnel, bank personnel, telemarketers, data entry clerks, inventory clerks, assemblers, warehousing personnel and other employees. Volt Temporary Services furnishes temporary employees to meet various client requests, such as substituting during vacation and sick leave, staffing high turnover positions, filling in during the full-time hiring process or during a hiring freeze and staffing seasonal peaks, special projects, conversions, inventories and offices that are phasing down. It also provides management personnel to coordinate special projects, thus relieving a customer of the need to supervise temporary employees. Volt Accounting Specialists, a department of Volt Temporary Services, provides specialized temporary personnel in accounting, bookkeeping and other financial classifications. Volt Temporary Services provides personnel to companies throughout a broad spectrum of industries, including finance, banking, insurance, telecommunications, utility, petrochemical, computer, electronics, aerospace, defense, retailing, manufacturing, universities and government agencies. As in the case of technical services employees, Volt, as the employer of record, is responsible for the payment of salaries, payroll taxes, workers' compensation and unemployment insurance and benefit packages, which may include sick days, holiday and vacation pay and medical insurance.

Beginning in fiscal 1994, a substantial portion of the Volt Temporary Services and Volt Technical Services offices have combined into Volt Services Group to satisfy customer requests for a single source provider of all levels of temporary help. This change also reflects the expanding range of services offered to customers and the focus on providing these expanded services as a full service supplier, including outsourcing services, as well as assuming full responsibility for staffing, supervision and even productivity of large projects. The consolidation of services under the umbrella of Volt Services Group also enables the segment to bid on certain contracts where customers insist on a single source provider which is a full-service organization. All remaining offices of Volt Temporary Services and Volt Technical Services expect to undergo the change to Volt Services Group during fiscal 1995.

During the week ended October 28, 1994, this segment employed approximately 19,000 people in furnishing services.

The segment is not dependent upon a single customer or a few customers, the loss of which might have a materially adverse effect upon its business. Although the markets for the segment's services include a broad range of industries throughout the United States, general economic difficulties in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of this segment.

The segment competes with many technical service and temporary personnel firms, some of which are larger than Volt, as well as with individuals seeking direct employment. The ability of Volt to compete successfully for customers depends on its reputation, price and quality of service provided and its ability to engage, in a timely manner, personnel meeting customer requirements. Many of the contracts entered into by this segment are of relatively short duration and competition is intense. Many of the contracts under which the segment operates are awarded on the basis of competitive proposals. Although Volt has been successful in obtaining contracts in the past, there can be no assurance that Volt will receive additional or replacement contracts on satisfactory terms.

Electronic Publication and Typesetting Systems

Volt, through its 99%-owned subsidiary, Autologic, Incorporated ("Autologic"), designs, develops, manufactures, markets and services computerized imagesetting and publication systems equipment and software, primarily for the newspaper, publishing and commercial printing industries and for companies and other organizations having internal publishing facilities. Autologic's products are also utilized by certain of Volt's other segments. Foreign marketing and servicing are provided directly by Autologic, through foreign subsidiaries and branches, and by independent foreign distributors.

During fiscal 1994, Autologic's sales revenues increased by 10%, reflecting significantly increased sales in the Australian and Latin American markets. These increased sales were the result of improved local economic conditions, increased sales and marketing efforts and competitive product offerings. Revenues from sales in the United States and Europe were up slightly during the year. Although the number of units were up significantly in all geographic areas, the sales mix included more lower-priced units.

Increased sales revenues were also offset by declining prices and margins on equipment and service sales. Technological advancements, "open system" architecture and general market conditions have created a market where price competition is commonplace.

As part of Autologic's program to increase its presence in the commercial publication market while retaining its position in the technologically advanced newspaper market, the US domestic sales force is being enlarged to focus on commercial accounts, the product line has been expanded to support large format (up to 34" x 44") multiple page imaging, direct-to-plate products have been introduced focused on commercial printers and publishers, and services have been augmented to address customer training, color system production and network installation.

Autologic has successfully made the transition from selling principally proprietary systems to being an industry leader in PostScript imaging systems. (PostScript is a registered trademark of Adobe Systems Incorporated). Under original equipment manufacturer license agreements, Autologic designs, manufactures, sells and supports PostScript image systems which operate independently or in conjunction with Autologic's proprietary PIP products. The SoftPIP product line is completely PostScript Level 2-compliant and is known for high performance, image quality, and reliability in high volume production environments.

In response to the rapidly changing open system environment which dominates the marketplace today, Autologic improved the performance and functional capabilities of its computer server products during fiscal 1994. Highlights include introduction of the APS-200 providing APS-100 capabilities on standard platforms with significantly improved system performance, integration of PostScript Level 2 features by the APS-200 OPI Server, support of mixed PC Windows and Apple Macintosh workstation environments, and expanded graphic data formats supported by the OPI Server.

The Company has developed a library of more than 2,000 digitized typefaces, known as "fonts," which are stored on computer disks and licensed to purchasers of Autologic typesetters. These fonts are offered in PIP and PostScript formats, as well as for Autologic's earlier systems. CD-ROM-based PostScript fonts created by Autologic, using the Company's and other licensed typefaces, are also made available.

The manufacture of Autologic-built subassemblies and all system assembly is performed in Autologic's facilities in Thousand Oaks, California. This segment purchases certain completed subassemblies and manufactures others. Most of the parts and subassemblies used in the production of this segment's products are purchased from numerous suppliers and are integrated into Autologic products.

Autologic maintains a worldwide technical support and service organization which supports and services the full range of Autologic products. Technical support is headquartered in Thousand Oaks, California, with regional offices located throughout the United States, in London, England, and in Sydney, Australia. Wholly-owned subsidiaries operate in Australia, New Zealand, the United Kingdom, Germany, France, Spain, Sweden and Israel. Local distributors and agents sell and service Autologic products in the remainder of the worldwide markets and Autologic has recently expanded its network of distributors and agents with a view to increasing sales worldwide, especially in areas of emerging economic growth.

Autologic's position in its markets depends largely upon its reputation, the quality, design and pricing of its products, the timeliness of its deliveries, and its field service. The markets in which the segment competes are marked by rapidly changing technology and, although Volt continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products can be successfully marketed.

The market for this segment's products is highly competitive and price competition is intense. A number of firms, some of which are substantially larger and have substantially greater financial resources than Volt, manufacture one or more products competing with one or more of the segment's products. Some of these competitors sell their products as complete systems, for some of which Autologic has no competing system.

The Company holds several patents and trademarks related to this segment's products, but does not believe that these patents or trademarks are material to the segment.

Export sales represented approximately 46% of Autologic's sales in fiscal 1994, 43% in fiscal 1993 and 46% in fiscal 1992. In the past, Autologic has been adversely affected by general economic recessions in the United States and in other countries where Autologic products are sold. In addition, a significant portion of Autologic's business is in the newspaper publishing industry, which has in the past, experienced significant revenue downturns during recessions. These downturns resulted in reductions in capital expenditures by that industry, adversely affecting Autologic's performance.

Telephone Directory

Volt's Telephone Directory segment, utilizing highly specialized proprietary automated systems which it developed for directory management and production, together with phototypesetting systems manufactured by Autologic, implements and maintains the database, produces digitized display advertisements and photocomposes pages with integrated graphics for yellow and white pages directories. These services are performed for a number of the regional telephone operating companies, independent directory publishers and others. Volt believes that it is a leading independent producer of yellow pages directories for telephone companies in the United States.

The segment also provides directory management systems and various photocomposition services to a number of regional telephone and independent directory publishers, licenses production system software to directory publishers and provides commercial services, such as composition and data processing and database management services, to other customers.

The Telephone Directory segment markets these proprietary directory management and production systems, customized to meet the needs of publishers who desire to perform their work in-house. The systems are marketed to publishers incorporating "workflow management" by which ads are automatically routed between workstations, increasing throughput and control.

The segment separately markets workstations which are used to facilitate the creation of telephone directories. These include a graphics workstation (RAD-GRAF), containing Volt-developed software, that facilitates incorporating special graphic effects in the presentation of ads for merging text and graphics on a finished page. Another workstation is the Real-time Incolumn Display (RID) workstation, on-line electronic galley editors which allow last minute alterations and insertions of ads and listings, while displaying the composed results as they will appear on the finished page.

Services are rendered under various short and long-term contracts and are performed primarily at facilities maintained by Volt in Blue Bell, Pennsylvania; Indianapolis, Indiana; Anaheim and San Diego, California; and, in one instance, at the customer's facility.

The segment also produces, publishes and prints white pages and yellow pages directories, sells yellow pages advertising and performs commercial printing in Uruguay. In addition, Volt's DataNational division publishes community and university classified directories in the United States.

Volt's Advanced Technologies, Research & Development division provides the services of researching and implementing new product lines and adopting new computer technology for internal office automation and business processing automation. It also provides consulting services and hardware and systems technical support for other segments of Volt.

This segment faces intense competition with respect to all of these services and products from other suppliers and from in-house facilities of potential customers. Some of its significant competitors are companies which are larger and have substantially greater financial resources than Volt. This segment's sales to one customer represented approximately 23% of the total sales of this segment for the 1994 fiscal year. The loss of this customer, unless replaced, would have an adverse effect on this segment's business.

Volt's ability to compete in its Telephone Directory segment depends upon its reputation, technical capabilities, price, quality of service and ability to meet customer requirements in a timely manner. Volt believes that its competitive position in this segment's areas of operations is augmented by its ability to draw upon the expertise and resources of its other segments. Certain of the services rendered by Volt's Telephone Directory segment require highly trained technical personnel, and there can be no assurance that the Company will continue to be able to employ sufficient technical personnel necessary for the successful conduct of such services. A substantial portion of Volt's business is obtained through submission of competitive proposals. While the segment has obtained various short and long-term contracts, margins under such contracts have decreased in many instances, certain contracts have expired and there can be no assurance that contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to the Company.

Engineering and Construction

Volt's Voltelcon division furnishes a wide range of telecommunications services, including engineering, construction, maintenance, installation, removals and distribution of telecommunications products. Its customers are telephone operating companies, interexchange carriers, alternative local transport carriers, telecommunications equipment manufacturers, cable television and electric power companies, government units and private entities. It performs these services primarily in the central office and outside plant and at end user premises. The market in which Voltelcon operates is highly competitive, often resulting in low margins.

Volt's Advanced Technology Services division was established in 1994 to meet the critical challenges of the "Information Super Highway" and the evolutionary merging of voice, data and video services to telephony, broadband and other providers of information system services, such as telephone companies, interexchange carriers, government and private industry.

This segment faces intense competition with respect to all of its telecommunications services from other suppliers and from in-house capabilities of potential customers. This segment experienced increased sales and realized a profit in fiscal 1994, as compared to an operating loss in fiscal 1993. Some of its significant competitors are larger and have substantially greater financial resources than Volt. Other competitors are small, local companies with lower overhead. This segment's sales to each of two customers represented approximately 29% of the total sales of this segment for the 1994 fiscal year. The loss of either of these customers, unless replaced, might have an adverse effect on this segment's business.

Volt's ability to compete in this segment depends upon its reputation, technical capabilities, price, quality of service and ability to meet customer requirements in a timely manner. Volt believes that its competitive position in this segment is augmented by its ability to draw upon the expertise and resources of other Volt segments. A substantial portion of the segment's business is obtained through submission of competitive proposals. While the segment has obtained various short-term contracts, margins have decreased in many instances. There can be no assurance that such contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to the Company.

Computer Systems

The Computer Systems segment is comprised of Volt Delta Resources and Volt Viewtech.

Volt Delta Resources ("Volt Delta") is engaged in the design, programming, sale and/or lease, and maintenance of computer information systems and services, primarily for the telecommunications and utility industries. The main office of this segment is located in New York City and its principal research and development facility is located in Orange, California. Volt Delta operates as two business units: Information Systems and Maintech.

During fiscal 1992, Volt Delta's Information Systems division brought to market its new generation directory assistance system, marketed as DOSS (Delta Operator Services System). The new generation system allows telecommunications customers to interface interactively with voice response units through the touch tone pad of their telephones and via limited voice recognition technology. These features provide new revenue sources to the telephone company from such applications as call completion, customized intercept and automated directory assistance. Although the basic DOSS system is offered to customers, typically each customer will require some special features, and in some instances, extensive customization.

The DOSS system operates on Tandem Computer's NonStop fault tolerant platform, using Tandem's relational database technology, which allows telecommunications companies to significantly expand the content of their databases in support of enhanced information services, while continuing to achieve subsecond response using Volt Delta's Xm retrieval software. This software employs a process proprietary to Volt Delta. Although the physical implementation of this process has been patented by Volt Delta with the United States Patent Office, Volt Delta's competitors may be able to provide similar services to customers without infringing on such patent.

In May 1991, Volt Delta entered into a contract with a major United States telephone company to provide a DOSS system. Delivery and installation at the customer's premises began during fiscal 1992 and continued during fiscal 1993 and 1994. System acceptance by this telephone company was obtained in the fourth quarter of fiscal 1994.

During fiscal 1993, a pilot DOSS system was installed at a second telecommunications customer and is being used commercially. In fiscal 1994, a follow-up production system was delivered to that customer and is in the process of final acceptance testing.

During 1993 and 1994, Volt Delta entered into additional contracts for DOSS and DOSS related functionality with other telecommunications customers, one of which is based in the United Kingdom, which are in various stages of implementation.

Volt Delta's service division, Maintech, offers third party maintenance (TPM) and other services to customers who have purchased computers and peripherals from others, as well as those who have purchased or leased information systems, including DOSS, from Volt Delta. Maintech is headquartered in Wallington, New Jersey and provides TPM services on a national basis. Regional offices and spare parts inventory facilities are located in Wallington, New Jersey and Orange, California, with district service centers located throughout the country and, in some instances, at customers' facilities.

Volt's Viewtech subsidiary provides energy and water conservation systems and services, including custom information systems. In recent years, Viewtech has expanded its traditional electric and gas utility markets to include water utilities and has made substantial upgrades to Viewtech's information system and energy audit software. Viewtech is headquartered in Orange, California, and operates through four regional offices, located in Boston, Massachusetts; Little Rock, Arkansas; Southfield, Michigan; and San Francisco, California, with project offices located throughout the country.

In order to fulfill its commitments under its contracts, Volt Delta is required to develop advanced computer software programs and purchase substantial amounts of computer and related equipment manufactured by unaffiliated corporations. Much of the equipment required for these contracts is purchased as needed. Except for Tandem's computer equipment, equipment used by Volt Delta is readily available from a number of suppliers.

This segment's sales to its two largest customers in fiscal 1994, under a number of different contracts, represented approximately 64% (which includes one-time revenues described in Note L of Notes to Consolidated Financial Statements) and 10%, respectively, of the segment's total revenues. Inability to sell additional major systems would have an adverse effect on this segment's business.

The business environment in which this segment operates is highly competitive. Some of this segment's principal competitors are considerably larger than Volt and have substantially greater financial resources. This segment's position in its market depends largely upon its reputation, quality of services and ability to develop, maintain, and implement information systems on a cost competitive basis.

These services require highly trained technical personnel, certain classifications of which are currently in short supply. There can be no assurance that this segment will be able to obtain additional contracts or additional orders under existing contracts, or that it will continue to be able to employ sufficient personnel necessary for the successful conduct of its business.

Joint Ventures

A subsidiary of the Company is a shareholder in Pacific Access Pty. Ltd. ("Pacific Access"), an international joint venture company in Australia. This venture, which commenced operations in July 1991, assumed responsibility throughout Australia for the marketing, sales and compilation functions of all yellow pages directories of Telstra Corporation Ltd., the Australian Government-owned telephone company, under the terms of a twelve-year contract. Telstra Corporation Ltd. owns fifty percent of the voting common stock of Pacific Access, while subsidiaries of Volt, Southwestern Bell, Bell Canada and Edward H. O'Brien Industries each hold twelve and one-half percent.

In July 1994, the Company acquired an interest, consisting of 50% of the common shares and 75% of the redeemable preferred shares and debt, in Telelistas Editora Ltda., a Brazilian company which has a long-term contract to publish the official White Pages, Yellow Pages and Street Guides for the City of Rio de Janeiro on behalf of TELERJ, the government-owned telephone company.

Effective February 28, 1994, the Company sold its 50% interest in Pacific Volt Information Systems, a joint venture, for approximately $16,400,000, to its joint venture partner. The sale resulted in a gain of $9,770,000 ($5,760,000, net of income taxes, or $1.20 per share). Therefore, results of operations for the fiscal year 1994 includes only four months of income attributable to this joint venture.

For further information concerning the Company's operations and joint ventures see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Research and Development

During the Company's 1994, 1993, and 1992 fiscal years, the Company expended approximately $6,262,000, $5,830,000, and $5,694,000, respectively, on research and development, all of which is Company sponsored. The major portion of research and development expenditures are incurred in the Electronic Publication and Typesetting Systems segment, the Telephone Directory segment and the Computer Systems segment.

Customers

One customer represented more than 10% of the revenues for the year ended October 28, 1994. The customer accepted a major directory assistance system from the Computer Systems segment and used various services and products which, under the completed-contract method of accounting, represented 11% of the Company's consolidated revenues in fiscal 1994 (including one-time revenues described in Note L of Notes to Consolidated Financial Statements).

Seasonality

Historically, the Company's results of operations have been lower in the first fiscal quarter as a result of reduced requirements for its technical and temporary personnel due to the holiday season. In addition, Pacific Access (see "Joint Ventures" above) produces a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters. The Uruguayan telephone directory operation produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter, and the DataNational telephone directory operation is adversely affected in the Company's first fiscal quarter due to the seasonality of its directory-closing schedule.

Employees

During the week ended October 28, 1994, Volt employed approximately 23,000 persons, including approximately 19,000 persons who were on temporary assignment for the Technical Services and Temporary Personnel segment. Volt is a party to two collective bargaining agreements which cover a small number of employees. Volt believes that it has satisfactory relations with its employees.

ITEM 2.  PROPERTIES

The Company occupies 41,000 square feet at 1221 Avenue of the Americas, New York, New York, under a lease which expires in 2000. The facility is shared by its corporate headquarters, its Computer Systems' segment headquarters and a regional headquarters of its Technical Services and Temporary Personnel segment. The following table sets forth certain information as to each of the Company's other major facilities:

                                                                        Sq. Ft.
                                                                        Leased                   If Leased,
                                                                          or                   Year of Lease
Location                     Business Segment                            Owned                  Expiration
- --------                     ----------------                           -------                -------------
Anaheim,                     Telephone Directory                        39,000*                    owned
California

El Segundo,                  Technical Services and                     20,000                     owned
California                     Temporary Personnel
                             Telephone Directory

Thousand Oaks,               Electronic Publication and                 70,000                     owned
California                     Typesetting Systems                      63,000                     owned

Orange,                      West Region Headquarters                  200,000*                    owned
California                   Accounting Center
                             Technical Services and
                               Temporary Personnel
                             Telephone Directory
                             Computer Systems

San Diego,                   Technical Services and                     20,000                     owned
California                     Temporary Personnel

Norcross,                    Electronic Publication and                 24,000                      1995
Georgia                        Typesetting Systems
                             Technical Services and
                               Temporary Personnel
                             Engineering and Construction

Indianapolis,                Telephone Directory                        22,000                      1998
Indiana


                                                                        Sq. Ft.
                                                                        Leased                   If Leased,
                                                                          or                   Year of Lease
Location                     Business Segment                            Owned                  Expiration
- --------                     ----------------                           -------                -------------
Pleasanton,                  Computer Services                          35,000                      1995
California

Wallington,                  Computer Services                          32,000                      1995
New Jersey

Blue Bell,                   Telephone Directory                        52,000                      1996
Pennsylvania                 Technical Services and
                                Temporary Personnel

Montevideo,                  Telephone Directory                        27,000                      1997
Uruguay

Chantilly,                   Telephone Directory                        27,000                      1996
Virginia                     Computer Systems
                             Technical Services and
                                Temporary Personnel

* See Note G of Notes to Consolidated Financial Statements for information regarding a term loan secured by these properties.

In addition, the Company leases space in approximately 150 other facilities throughout the United States and Europe (excluding month-to-month rentals), each of which consists of less than 10,000 square feet. These leases expire at various times from 1995 until 2000 (with one, in the United Kingdom, expiring in 2010).

At times, the Company leases space to others in the buildings which it owns if it does not then require the space for its own business.

The Company believes that its facilities are adequate for its presently anticipated requirements and that it is not dependent upon any individually leased premises.

For additional information pertaining to properties, see Note I of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


Executive Officers

WILLIAM SHAW, 70, a founder of the Company, has been President and Chairman of the Board of the Company for more than the past five years and has been employed in executive capacities by the Company and its predecessors for over forty years. He is the brother of Jerome Shaw.

JEROME SHAW, 68, a founder of the Company, has been Executive Vice President and Secretary of the Company for more than the past five years and has been employed in executive capacities by the Company and its predecessors for over forty years. He is the brother of William Shaw.

IRWIN B. ROBINS, 60, has been a Senior Vice President of the Company since September 1985. For more than five years prior thereto, he served as Vice President and General Counsel of the Company.

JAMES J. GROBERG, 66, has been a Senior Vice President of the Company since September 1985. Mr. Groberg also served as Treasurer of the Company from September 1985 to January 1994 and Executive Vice President and Treasurer of the Company from July 1973 until April 1981.

HOWARD B. WEINREICH, 52, has been General Counsel of the Company since September 1985 and served as Associate General Counsel of the Company from September 1981 until he assumed his present position.

JACK EGAN, 45, has been Principal Accounting Officer and Vice President - Corporate Accounting since January 1992. For more than five years prior thereto, he served as Assistant Controller of the Company.

DANIEL G. HALLIHAN, 46, has been Vice President - Accounting Operations since January 1992. For more than five years prior thereto, he served as Director of Corporate Financial Planning & Control.

LUDWIG M. GUARINO, 43, has been Treasurer of the Company since January 1994. For more than five years prior thereto, he served as Assistant Treasurer of the Company.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS



The Company's common stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market (NASDAQ Symbol-Volt). The following table sets forth the high and low prices of Volt's Common Stock as reported by NASDAQ, which reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:


                                              1994                             1993
                                      ---------------------            --------------------
Fiscal Period                         High              Low            High             Low
- -------------                         ----              ---            ----             ---
First Quarter                       $19              $15-1/2         $19-3/4           $9
Second Quarter                       17-1/2           15-1/2          18                12-3/4
Third Quarter                        18-1/4           16-1/4          19                15
Fourth Quarter                       26-3/4           16-3/4          19                17-1/4


The approximate number of record holders of the Company's common stock at January 20, 1995 was 430.

Cash dividends have not been paid during the two-year period ended October 28, 1994. The Company has agreements, which contain financial covenants, the most restrictive of which requires the Company to maintain a tangible net worth of $79,000,000. At October 28, 1994, this condition was met and the amount available for dividends was $5,289,000 (see Note G of Notes to Consolidated Financial Statements) .

ITEM 6.  SELECTED FINANCIAL DATA


                                                                                Year Ended (Note 1)
                                                  ------------------------------------------------------------------------------

                                                   October          October           October         November         November
                                                  28, 1994         29, 1993          30, 1992          1, 1991          2, 1990
                                                  --------         --------          --------         --------         --------
                                                                  (Dollars in thousands, except per share data)
Revenues                                          $734,486         $565,173          $530,567         $483,632        $501,387
                                                  ========         ========          ========         ========        ========
Income (loss) from continuing operations
 before extraordinary items and cumulative
 effect of a change in accounting                  $12,044*         $(3,674)*          $1,091*            $345*        $(1,004)*
Loss from discontinued operations, net of
 income tax benefits                                                                                                      (885)*
Extraordinary items-gains (losses) on the
 repurchases of debt, net of income taxes--Note 2     (271)                                                579             186
Cumulative effect of a change in accounting
 for income taxes--Note 3                                               959
                                                   -------          -------            ------             ----         -------
Net income (loss)                                  $11,773          $(2,715)           $1,091             $924         $(1,703)
                                                   =======          =======            ======             ====         =======

                                                                                   Per Share Data
Income (loss) from continuing operations
 before extraordinary items and cumulative
 effect of a change in accounting principle          $2.51*           $(.77)*            $.23*            $.07*          $(.18)*
Loss from discontinued operations                                                                                         (.15)*
Extraordinary items                                  $(.06)                                                .12             .03
Cumulative effect of a change in accounting
  for income taxes                                                      .20
                                                     -----            -----              ----             ----           -----

Net income (loss)                                    $2.45            $(.57)             $.23             $.19           $(.30)
                                                     =====            =====              ====             ====           =====

Number of shares used in computation--Note 4     4,802,746        4,798,863         4,790,381        4,848,318       5,606,920

Total assets                                      $226,904         $235,892          $226,502         $214,590        $231,824

Long-term debt, net of current portion             $40,788          $58,095           $81,076          $86,103         $91,964

Note 1--Each fiscal year was comprised of 52 weeks.
Note 2--See Note G of Notes to Consolidated Financial Statements for fiscal year 1994. The extraordinary items in fiscal years 1991 and 1990 result from repurchases at a discount of $3,570,000 and $1,400,000, respectively, face value of the Company's 12-3/8% Subordinated Debentures.
Note 3--See Note F of Notes to Consolidated Financial Statements.
Note 4--See Note A of Notes to Consolidated Financial Statements for the basis of determining the number of shares used in the computation.
Note 5--Cash dividends have not been paid during the five years ended October 28, 1994.

* The results from continuing operations include the following gains and (losses) on the sale or write-down of marketable securities: 1994 - ($7,000); 1993 - $199,000 or $.04 per share; 1992 - $541,000 or $.11 per share 1991 -
  ($910,000) or ($.17) per share; and 1990 - $(2,471,000) or $(.27) per share.

  The results of operations for fiscal 1993 included a charge of $6,400,000 or ($.87 per share) for costs not recoverable under two contracts for major directory assistance systems. In fiscal 1994, the Company received customer acceptance under one of such contracts which had no effect on earnings in 1994, although revenue of $59 million was recognized.

  The results of fiscal 1992 include a reversal of a portion of prior years' business tax expenses of $1,070,000 ($.15 per share) and a charge of $722,000 ($.10 per share) relating to a portion of a facility under lease until fiscal 1994 which is no longer being utilized.

  The results of fiscal 1991 include a gain of $6,658,000 ($4,053,000, net of taxes, or $.84 per share), net of legal expenses, due to the settlement of litigation and a $288,000 gain ($.04 per share) applicable to the repurchase, at a discount, of $2,330,000 face value of the Company's 12-3/8% Subordinated Debentures used to satisfy the 1992 sinking fund requirement. In July 1991, the Internal Revenue Service concluded its examination of the Company's tax returns for the fiscal years 1980 through 1988. Accordingly, $1,473,000 ($.30 per share), included in the liability for income taxes at November 2, 1990 applicable to such years in excess of the amount payable as a result of the examination, has been included as a tax benefit in fiscal 1991.

  During fiscal 1990, the Company discontinued its full-service reproduction and printing operations. The net sales of the discontinued operations were $1,382,000 in the fiscal year 1990. The loss from discontinued operations of $449,000 was reduced by income tax benefits of $175,000 and the loss on disposal of $1,002,000 was reduced by income tax benefits of $391,000. The results of fiscal 1990 include $1,493,000 ($.16 per share) as a result of settlements of litigation and an insurance claim in excess of the carrying value of assets destroyed and costs incurred due to a fire in a foreign branch.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The information which appears below relates to prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations and no inferences as to future operations should be drawn. The following discussion should be read in conjunction with the Industry Segment Data in Item 1 of this Report and the Consolidated Financial Statements and Notes thereto which appear in Item 8 of this Report.

Results of Operations

Revenue in fiscal 1994 increased by $169,313,000 or 30% from fiscal 1993 as sales increased by $162,763,000 or 29%. The 1994 results include revenues of $59,000,000 from the completion of a long-term contract. Revenue in fiscal 1993 increased by $34,606,000 or 7% from fiscal 1992 as sales increased by $37,422,000 or 7% and joint venture and other income declined.

In fiscal 1994, the Company had income of $19,827,000 from operations before income taxes and extraordinary items compared to a loss of $5,594,000 from operations before income taxes and a cumulative effect of a change in accounting in fiscal 1993 and income from operations before income tax of $1,775,000 in fiscal 1992. The 1994 results include a $9,770,000 pretax gain on the sale of a joint venture. The 1993 results included a $6,400,000 pretax charge for non recoverable costs under a large contract.

The extraordinary item in fiscal 1994 was a loss of $271,000 due to the early redemption at par of $30,000,000 face value of the Company's 12-3/8% Subordinated Debentures.

The cumulative effect of a change in accounting of $959,000 in fiscal 1993 was due to the Company adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The net income in fiscal 1994 was $11,773,000 compared to a net loss in fiscal 1993 of $2,715,000 and net income of $1,091,000 in fiscal 1992.

Operating profit was $22,982,000 in fiscal 1994 compared to $7,566,000 in fiscal 1993 and $12,365,000 in fiscal 1992. (See Industry Segment Data in Item 1 of this Report and Note J of Notes to Consolidated Financial Statements in
Item 8 of this Report).

A discussion of the sales and operating profit (loss) of the Company's industry segments follows:

The Technical Services and Temporary Personnel segment's sales increased by $92,905,000 or 27% in fiscal 1994 to $434,510,000 and by $20,218,000 or 6% in fiscal 1993 to $341,605,000. Operating profit of the segment increased by $8,977,000 or 122% to $16,337,000 in fiscal 1994 and by $1,405,000 or 24% to
$7,360,000 in fiscal 1993. The increase in sales in fiscal 1994 and 1993 was attributable to continued increased business over a broad spectrum with existing customers and placements with new customers. The operating profit increase in fiscal 1994 and 1993 was due to the increased sales volume which was partially offset by increases in overhead to support the additional sales and improved gross margins. In addition, in fiscal 1992, this segment's operating profit was favorably impacted by a reversal of prior years' business tax expenses of $1,070,000. Although the markets for the segment's services include a broad range of industries throughout the United States, general economic difficulties in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of this segment.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

The Electronic Publication and Typesetting Systems segment's sales increased by $5,983,000 or 10% to $65,323,000 in fiscal 1994 and increased by $1,854,000 or
3% to $59,340,000 in fiscal 1993. The sales increases in fiscal 1994 and 1993 were primarily due to increased equipment sales in domestic and overseas markets. Despite the increase in sales, operating profits decreased by $706,000 or 35% in fiscal 1994 to $1,334,000 primarily due to lower gross margins resulting from product mix and competitive pressures. Operating profits increased by $986,000 or 94% in fiscal 1993 to $2,040,000. The 1993 operating profit increased due to the increased sales and cost and expense reductions offset by a slight decline in gross margins. The markets in which the segment competes are marked by rapidly changing technology and, while the Company continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products can be successfully marketed.

The Telephone Directory segment's sales decreased by $4,789,000 or 6% to $74,155,000 in fiscal 1994 and increased by $7,949,000 or 11% to $78,944,000 in fiscal 1993. In fiscal 1994, the segment's operating profit decreased by $1,458,000 or 18% to $6,695,000. In fiscal 1993, the segment's operating profit increased by $1,609,000 or 25% to $8,153,000. The 1994 sales decline is primarily due to the absence in 1994 of revenue from the sale of automated directory systems which occurred in 1993, partially offset by increased independent directory sales by the segment's DataNational division and a 4% increase in telephone directory production. The 1993 sales increase was primarily due to increases in the Uruguayan operation and the sales of automated directory management systems where revenues doubled, while telephone directory production revenue declined by 3%, due to certain contracts expiring in 1993. The operating profit decline in 1994 was due to the absence in 1994 of high margin automated directory system shipments made in 1993. The operating profit increased in fiscal 1993 due to the increased sales volume and overhead cost reductions. This segment's services are rendered under various short and long-term contracts. A contract for services that expired in the fourth quarter of fiscal 1992 has been renewed with lower gross margins. A contract with a customer that generated $9 million in revenue in fiscal 1994 expires in early fiscal 1995 and will not be renewed. Other contracts expire in fiscal 1995 through 1997, and there can be no assurance that they will be renewed or replaced on similar terms.

The Engineering and Construction segment's sales increased by $5,203,000 or 11% to $52,676,000 in fiscal 1994 and by $11,165,000 or 31% to $47,473,000 in fiscal 1993. In fiscal 1994 the segment had a profit of $792,000 compared to a loss of $1,128,000 in 1993 and a loss of $2,885,000 in 1992. The 1994 sales increase was due to increases in the Advanced Technology Services division and installation services partially offset by a decline in engineering revenue.
The fiscal 1993 sales increase was due to increased construction and installation services offset by declines in engineering revenue. Operating results improved in fiscal 1994 and 1993 due to increased sales volume and improved gross margins. The segment operates in intensely competitive markets and there can be no assurance that this segment will continue to be profitable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued


The Computer Systems segment's sales increased by $61,554,000 or 164% to $99,135,000 in fiscal 1994 and decreased by $1,243,000 or 3% to $37,581,000 in fiscal 1993. The segment's operating loss narrowed in 1994 by $6,381,000 or 75% to $2,168,000 from $8,549,000 in 1993. The 1994 sales increased due to customer acceptance and revenue recognition of $64,500,000 on two major Delta Operator Service Systems (DOSS) and increased maintenance revenue. Operating profit improved in 1994, primarily due to a $6,400,000 charge in 1993 for costs not recoverable on two contracts, the revenue for one of which was recognized in 1994, and profit on a second contract recognized in 1994 and increased maintenance revenues. During fiscal 1993, a pilot DOSS system was installed at another telecommunications customer and is now being used commercially by the customer. In fiscal 1994, a follow-up production system was delivered to that customer and is in the process of final acceptance testing. In fiscal years 1993 and 1994, the segment was awarded several additional contracts, two of which necessitated the opening of a new branch facility. There can be no assurance that the Company will be able to obtain additional contracts or additional orders under existing contracts.

Interest income decreased by $45,000 or 3% in fiscal 1994 and by $171,000 or 11% in fiscal 1993. The decrease in both years was primarily due to reduced funds available for investments in interest-bearing securities, and in 1993, lower prevailing interest rates.

The Company's share of the income of its joint ventures was $3,055,000 in 1994, a decrease of $1,885,000 or 38%, and $4,940,000 in 1993, a decrease of $1,867,000 or 27%. In February 1994, the Company sold for $16,400,000 its 50%
interest in Pacific Volt Information Systems, a joint venture, which composed telephone directories in California under a contract that was due to expire in 1996. The sale resulted in a pretax gain of $9,770,000. The results for the twelve months include only four months of income attributable to this joint venture or $661,000 compared to $2,327,000 in 1993 and $3,824,000 in 1992.
Profits of the joint venture were down 39% in 1993 due to reduced sales. The Company's share of the income of the Australian joint ventures declined in 1994 by 1%, and in 1993 by 12%, primarily due to an arrangement which ended in 1993 in which the Company's share of the joint venture's income exceeded its 12-1/2% ownership. The Australian venture produces a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters.

Selling and administrative expenses increased by $2,967,000 or 7% to $43,075,000 in 1994 and by $1,181,000 or 3% to $40,108,000 in 1993 to support the increased sales activities. These expenses expressed as a percentage of sales were 6.0%, 7.2% and 7.5% for fiscal years 1994, 1993 and 1992, respectively.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued


Research and development expenses increased by $432,000 or 7% to $6,262,000 in 1994 and $136,000 or 2% to $5,830,000 in 1993. The 1994 increase was due to additional product development by the Computer Systems segment, partially offset by decreases in the Telephone Directory and Electronic Publication and Typesetting Systems segments. The 1993 increase was attributable to the Telephone Directory segment.

Depreciation and amortization increased by $554,000 or 5% to $10,745,000 in 1994 and decreased by $932,000 or 8% to $10,191,000 in 1993. The 1994 increase is due to increased fixed asset expenditures in 1993 and 1994 while the 1993 decrease is due to reduced fixed asset expenditures in earlier years.

Foreign exchange loss in fiscal year 1994 was lower than 1993 due to relative stability of European currency markets in 1994. The gain in fiscal year 1992 was primarily attributable to bank debt denominated in Uruguayan currency which was highly volatile.

Interest expense decreased by $3,610,000 or 33% to $7,468,000 in 1994 and by $491,000 or 4% to $11,078,000 in 1993. The decreases in 1994 and 1993 were due to reductions in the interest rate on a mortgage loan and to the repurchase of a portion of the Company's 12-3/8% Subordinated Debentures. The Company has established additional financing at lower costs through the sale of accounts receivable which enabled the Company to call and redeem $20,000,000 of debentures in November 1993 and, as a result of the sale of a 50% joint venture, an additional $10,000,000 in May 1994. In fiscal 1994 and 1993, other income was reduced by a charge of $1,557,000 and $849,000 respectively, for costs incurred in conjunction with the sale of accounts receivable (see Note C of Notes to Consolidated Financial Statements).

The cumulative effect of a change in accounting for income taxes of $959,000 relates to the adoption by the Company of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", in the first quarter of 1993. Due to the uncertainty as to their future utilization, tax benefits have not been recognized for certain loss and credit carryforwards, by establishing a valuation allowance which will be periodically evaluated. See Note F of Notes to Consolidated Financial Statements for additional information including information concerning the Company's effective tax rates for fiscal 1992 through fiscal 1994.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $24,032,000 in fiscal year 1994 to $17,049,000 due to the reduction of long-term debt and purchases of investments and property, plant and equipment partially offset by cash provided from operations and proceeds from the sale of a joint venture. Working capital increased by $750,000 in fiscal 1994 to $61,839,000 at October 28, 1994.

The Company believes that its current financial position, working capital and future cash flows will be sufficient to fund operations and satisfy its debt obligations. The Company has a $7,000,000 credit line with a domestic bank under a revolving credit agreement which expires in November 1995, unless renewed. The Company has outstanding bank borrowings of $4,925,000 at October 28, 1994. In October 1993, the Company called, and in November 1993 redeemed, $20,000,000 of its 12-3/8% Subordinated Debentures (see Note G of Notes to Consolidated Financial Statements). In May 1994, the Company redeemed an additional $10,000,000 of the debentures which, together with previously redeemed and repurchased debentures, satisfied all future sinking fund requirements. The Company repaid its $15,400,000 mortgage loan which was due in December 1994 and entered into a $10,000,000 five-year loan agreement which is secured by a deed of trust on land and buildings.

At October 28, 1994, the Company's investment portfolio included investments at carrying value of $8,095,000.

The Company has no material capital commitments. The Company may determine, from time to time in the future, to buy additional shares of its Common Stock and/or Debentures in the market or in privately negotiated transactions.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ERNST & YOUNG LLP          787 Seventh Avenue            Phone #: 212-773-3000
                           New York, New York 10019



REPORT OF INDEPENDENT AUDITORS

Board of Directors
Volt Information Sciences, Inc.



We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of October 28, 1994 and October 29, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 28, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principle used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at October 28, 1994 and October 29, 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 28, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note F to the consolidated financial statements, in 1993, the Company changed its method of accounting for income taxes, in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

                                                               Ernst & Young LLP

December 19, 1994

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                October            October
                                                28, 1994           29, 1993
                                                --------           --------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents--Note A             $17,049,000        $41,081,000
 Short-term investments--Notes B and I           4,974,000          2,260,000
 Trade accounts receivable less
  allowances of $4,027,000 (1994)
  and $3,960,000 (1993)--Note C
  and Schedule VIII                             98,795,000         73,724,000
 Inventories--Notes A and D                     27,239,000         28,539,000
 Recoverable income taxes--Notes A and F                            4,695,000
 Deferred income taxes--Notes A and F            2,966,000          3,402,000
 Prepaid expenses and other assets               4,387,000          5,121,000
                                              ------------       ------------


TOTAL CURRENT ASSETS                           155,410,000        158,822,000


INVESTMENTS IN SECURITIES--Note B
  and Schedule VIII                              3,121,000          5,502,000




INVESTMENTS IN JOINT VENTURES--
  Note M                                        11,997,000         15,337,000



PROPERTY, PLANT AND EQUIPMENT--
 at cost--Notes A, G and J
  Land and buildings                            33,513,000         33,192,000
  Machinery and equipment                       42,175,000         41,767,000
  Leasehold improvements                         2,819,000          2,393,000
                                              ------------       ------------
                                                78,507,000         77,352,000

  Less allowances for depreciation
   and amortization                             28,555,000         30,709,000
                                              ------------       ------------

                                                49,952,000         46,643,000
DEPOSITS, RECEIVABLES
 AND OTHER ASSETS                                1,562,000          3,652,000



INTANGIBLE ASSETS--net of accumulated
 amortization of $3,495,000 (1994) and
 $2,901,000 (1993)--Notes A and F                4,862,000          5,936,000
                                              ------------       ------------

                                              $226,904,000       $235,892,000
                                              ============       ============


                                                October            October
                                                28, 1994           29, 1993
                                              ------------       ------------


LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES
 Notes payable to banks--Note E                 $4,925,000         $6,207,000
 Current portion of long-term debt--
  Note G                                         2,000,000         20,000,000
 Accounts payable                               25,018,000         26,402,000
 Accrued expenses
  Wages and commissions                         19,859,000         17,268,000
  Taxes other than income taxes                  8,917,000          5,954,000
  Insurance                                     15,039,000          9,344,000
   Other                                         5,639,000          5,995,000
  Customer advances and other liabilities       11,610,000          6,563,000
  Income taxes--Notes A and F                      564,000
                                              ------------       ------------


TOTAL CURRENT LIABILITIES                       93,571,000         97,733,000


LONG-TERM DEBT--Note G                          40,788,000         58,095,000

DEFERRED INCOME TAXES--
 Notes A and F                                   2,700,000          2,386,000
                                              ------------       ------------

                                               137,059,000        158,214,000


STOCKHOLDERS' EQUITY--Notes
A,B,C,G,H and M and Schedule VIII
  Preferred stock, par value $1.00
   Authorized--500,000 shares;
    issued--none
   Common stock, par value $.10
   Authorized--15,000,000 shares;
    issued--7,789,580 shares                       779,000            779,000
   Paid-in capital                              43,830,000         43,823,000

   Retained earnings                            91,655,000         79,882,000
   Unrealized foreign currency
    translation adjustment                        (283,000)          (706,000)
   Unrealized loss on
    marketable securities                          (47,000)
                                              ------------       ------------
                                               135,934,000        123,778,000

   Less common stock held in treasury,
    at cost--2,986,554 shares (1994)
    and 2,987,554 shares (1993)                 46,089,000         46,100,000
                                              ------------       ------------

                                                89,845,000         77,678,000
COMMITMENTS-Note I                            ------------       ------------

                                              $226,904,000       $235,892,000
                                              ============       ============

                                    - 25 -

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  YEAR  ENDED
                                                   ---------------------------------------
                                                   October         October        October
                                                   28, 1994        29, 1993       30, 1992
                                                   --------        --------       --------
Revenues:
 Sales of services--Note L                       $656,212,000   $501,028,000   $464,078,000
 Sales of products                                 64,659,000     57,080,000     56,608,000
                                                 ------------   ------------   ------------
  Total sales                                     720,871,000    558,108,000    520,686,000

 Interest income                                    1,336,000      1,381,000      1,552,000
 Gains (losses) on securities-net                      (7,000)       199,000        541,000
 Equity in income of joint ventures--Note M         3,055,000      4,940,000      6,807,000
 Gain on sale of joint venture--Note M              9,770,000
 Other income (expense)-net--Notes C and G           (539,000)       545,000        981,000
                                                 ------------   ------------   ------------
                                                  734,486,000    565,173,000    530,567,000
                                                 ------------   ------------   ------------
Costs and expenses:
 Cost of sales:
   Services--Note L                               603,607,000    467,710,000    426,706,000
   Products                                        41,984,000     34,435,000     34,340,000
 Selling and administrative                        43,075,000     40,108,000     38,927,000
 Research and development                           6,262,000      5,830,000      5,694,000
 Engineering                                        1,479,000      1,037,000        562,000
 Depreciation and amortization                     10,745,000     10,191,000     11,123,000
 Foreign exchange (gain) loss-net--Note A              39,000        378,000       (129,000)
 Interest expense                                   7,468,000     11,078,000     11,569,000
                                                 ------------   ------------   ------------
                                                  714,659,000    570,767,000    528,792,000
                                                 ------------   ------------   ------------
Income (loss) before income taxes and
 items shown below--Note L                         19,827,000     (5,594,000)     1,775,000
Income tax provision (benefit)--Notes A and F       7,783,000     (1,920,000)       684,000
                                                 ------------   ------------   ------------
Income (loss) before extraordinary item and
 cumulative effect of a change in accounting       12,044,000     (3,674,000)     1,091,000
Extraordinary item-loss on repurchase of debt,
 net of income taxes--Note G                        (271,000)
                                                 ------------   ------------   ------------
Income (loss) before cumulative effect of a
 change in accounting                             11,773,000      (3,674,000)     1,091,000
Cumulative effect of a change in accounting
 for income taxes--Note F                                            959,000
                                                 ------------   ------------   ------------

NET INCOME (LOSS)                                $ 11,773,000   $ (2,715,000)  $  1,091,000
                                                 ============   ============   ============


                                                                    Per Share Data
Income (loss) before extraordinary item and
 cumulative effect of a change in accounting            $2.51          $(.77)          $.23
Extraordinary item                                       (.06)
                                                        -----          -----           ----

Income (loss) before cumulative effect
 of a change in accounting                               2.45           (.77)           .23
Cumulative effect of a change in accounting                              .20
                                                        -----          -----           ----

Net income (loss)                                       $2.45          $(.57)          $.23
                                                        =====          =====           ====

Number of shares used in computation--Note A        4,802,746      4,798,863      4,790,381
                                                    =========      =========      =========

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                          Unrealized
                                                                                           Foreign        Unrealized
                                        Common Stock                                       Currency        Loss On
                                       $.10 Par Value          Paid-In       Retained     Translation     Marketable       Treasury
                                     Shares      Amount        Capital       Earnings     Adjustment      Securities         Stock
                                     ------      ------        -------       --------     -----------     ----------       --------
                                                                                          <>
Balance at November 1, 1991       7,789,580    $779,000    $43,755,000    $81,506,000       $319,000       $(18,000)   $(46,230,000)


Unrealized foreign currency
 translation adjustment                                                                     (840,000)
Reversal of unrealized loss on
 marketable equity securities                                                                                18,000
Net income for the year                                                     1,091,000
                                  ---------    --------    -----------    -----------      ---------       --------    ------------
Balance at October 30, 1992       7,789,580     779,000     43,755,000     82,597,000       (521,000)         --        (46,230,000)



Contribution to ESOP
   -10,145 shares                                               62,000                                                      113,000
Stock award--1,500 shares                                        6,000                                                       17,000
Unrealized foreign currency
 translation adjustment--net of
 $100,000 tax benefit                                                                       (185,000)
Net loss for the year                                                      (2,715,000)
                                  ---------    --------    -----------    -----------      ---------       --------    ------------
Balance at October 29, 1993       7,789,580     779,000     43,823,000     79,882,000       (706,000)         --        (46,100,000)



Stock award--1,000 shares                                        7,000                                                       11,000
Unrealized foreign currency
 translation adjustment--net of
 taxes of $338,000                                                                           423,000

Unrealized loss on marketable
 securities-net of $30,000
 tax benefit                                                                                                (47,000)
Net income for the year                                                    11,773,000
                                  ---------    --------    -----------    -----------       --------       --------    ------------
Balance at October 28, 1994       7,789,580    $779,000    $43,830,000    $91,655,000      $(283,000)      $(47,000)   $(46,089,000)
                                  =========    ========    ===========    ===========      =========       ========    ============

There were no shares of preferred stock issued or outstanding.

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED
                                                              ---------------------------------------------
                                                              October             October           October
                                                              28, 1994           29, 1993          30, 1992
                                                              --------           --------          --------
CASH PROVIDED BY (APPLIED TO) OPERATING
  ACTIVITIES
Net income (loss)                                             $11,773,000      $(2,715,000)      $1,091,000
Adjustments to reconcile to cash provided
 by operating activities:
  Extraordinary loss                                              271,000
  Cumulative effect of a change in accounting                                     (959,000)
  Depreciation and amortization                                10,745,000       10,191,000       11,123,000
  Equity in net income of joint ventures                       (3,055,000)      (4,940,000)      (6,807,000)
  Gain on sale of a joint venture                              (9,770,000)
  Distributions from joint ventures                             3,036,000        4,779,000       11,267,000
  Accounts receivable provisions                                1,903,000        1,489,000        1,705,000
  Amortization of deferred debenture costs,
   debt discounts and other deferred expenses                     846,000          630,000          793,000
  (Gains) losses on foreign currency translation                  755,000       (1,015,000)        (148,000)
  Gains on dispositions of property,
   plant and equipment                                            (68,000)         (23,000)         (18,000)
  Deferred income tax expense                                     816,000        1,123,000        2,566,000
  (Gains) losses on sales of securities                             7,000         (199,000)        (541,000)
  Other                                                            24,000           52,000            3,000
  Changes in operating assets and liabilities:
    Proceeds from the initial sale of accounts receivable                       24,899,000
    Increase in accounts receivable,
      exclusive of above                                      (27,226,000)     (16,433,000)     (20,669,000)
    (Increase) decrease in inventories                            526,000       (2,474,000)      (2,742,000)
    (Increase) decrease in recoverable income taxes             4,695,000       (4,695,000)
    (Increase) decrease in prepaid expenses
     and other current assets                                     666,000       (1,170,000)       2,234,000
    (Increase) decrease in other assets                         1,654,000        7,476,000       (3,203,000)
    Increase (decrease) in accounts payable                      (108,000)       8,960,000        5,258,000
    Increase in accrued expenses                               11,164,000        5,573,000        8,095,000
    Increase (decrease) in customer advances
     and other liabilities                                      4,928,000          643,000         (587,000)
    Increase (decrease) in income taxes payable                   931,000         (417,000)        (914,000)
                                                              -----------      -----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      14,513,000       30,775,000        8,506,000
                                                              -----------      -----------      -----------

CASH PROVIDED BY (APPLIED TO)
 INVESTING ACTIVITIES

 Sales of investments                                           6,851,000        2,588,000        9,191,000
 Maturities of investments                                     12,602,000          800,000        1,500,000
 Purchases of investments                                     (19,888,000)      (6,824,000)      (4,494,000)
 Collections of principal on finance leases                                                          74,000
 Investment in joint ventures                                  (2,517,000)                          (46,000)
 Proceeds from sale of a joint venture                         16,382,000
 Proceeds from disposals of property, plant and equipment         258,000          165,000          283,000
 Purchases of property, plant and equipment                   (14,916,000)     (11,345,000)      (7,051,000)
                                                              -----------      -----------      -----------

NET CASH APPLIED TO INVESTING ACTIVITIES                       (1,228,000)     (14,616,000)        (543,000)
                                                              -----------      -----------      -----------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued


                                                                    YEAR ENDED
                                                   ----------------------------------------
                                                   October          October         October
                                                   28, 1994        29, 1993        30, 1992
                                                   --------        --------        --------
CASH PROVIDED BY (APPLIED TO)
 FINANCING ACTIVITIES

  Payment of long-term debt                      (45,400,000)     (8,045,000)
  Proceeds from long-term debt                    10,000,000
  Increase (decrease) in notes payable-banks        (948,000)      3,742,000         558,000
                                                 -----------     -----------     -----------

NET CASH PROVIDED BY (APPLIED TO)
 FINANCING ACTIVITIES                            (36,348,000)     (4,303,000)        558,000
                                                 -----------     -----------     -----------

Effect of exchange rate changes on cash             (969,000)        668,000        (273,000)
                                                 -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                (24,032,000)     12,524,000       8,248,000

Cash and cash equivalents, beginning of year      41,081,000      28,557,000      20,309,000
                                                 -----------     -----------     -----------

CASH AND CASH EQUIVALENTS,
 END OF YEAR                                     $17,049,000     $41,081,000     $28,557,000
                                                 ===========     ===========     ===========

SUPPLEMENTAL INFORMATION

 Cash Paid (Received) During The Year

  Interest expense                                $8,846,000     $11,260,000     $11,715,000
  Income taxes, net of refunds                    $1,416,000      $1,892,000     $(1,003,000)


See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: The Company's fiscal year consists of the 52 or 53 weeks ending on the Friday nearest October 31. The 1994, 1993 and 1992 fiscal years were comprised of 52 weeks.

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated upon consolidation. The Company has investments in joint ventures which are accounted for by the equity method.

Revenue Recognition: Generally, sales are recorded when products are shipped and when services are rendered. Revenues and costs applicable to long-term contracts, including those providing for software customization or modification, are recognized on the percentage-of-completion method, measured by work performed or the completed-contract method, as appropriate. Provisions for estimated losses on contracts are recorded when such losses become evident.

Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having an initial maturity of three months or less.

Inventories: Manufacturing inventories are priced at the lower of cost or market. Such inventory costs include material, labor and factory overhead and are based upon standard costs which approximate average costs. Accumulated unbilled costs on service contracts are carried at the lower of actual cost or realizable value.

Property, Plant and Equipment: Depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to write off the cost of the assets over their estimated useful lives. Fully depreciated assets are written off against their related allowance accounts. The assets are depreciated over the following periods:

   Buildings                  - 25 to 31-1/2 years
   Machinery and equipment    - 3 to 7 years
   Leasehold improvements     - length of lease or life of asset, whichever is
                                shorter

Intangible Assets: Intangible assets principally consist of the unamortized balances of the excess of cost over the fair value of the net assets of companies acquired. The intangibles are being amortized using the straight-line method over five to forty years, principally over fifteen years.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Income Taxes: Effective at the beginning of fiscal year ended October 29, 1993, the Company changed its method of accounting for income taxes to the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note F).

Translation of Foreign Currencies: The U.S. dollar is the Company's functional currency throughout the world except for the Company's Uruguayan operation and its joint ventures in Australia and Brazil. Where the U.S. dollar is used as the functional currency, and in Uruguay and Brazil, which have high inflation rates, foreign currency gains and losses are included in operations. Translation adjustments due to the Company's investment in its Australian joint venture, whose functional currency is its local currency, are recorded as a separate component of stockholders' equity.

Per Share Data: Per share data are computed on the basis of the weighted average number of shares of common stock outstanding and, if applicable, the assumed exercise of dilutive outstanding stock options based on the treasury stock method.


NOTE B--INVESTMENTS IN SECURITIES

Effective October 28, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board in May 1993. Adoption of Statement No. 115 did not have a material effect on the Company's financial statements. In accordance with the statement, management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At October 28, 1994, short-term investments consist principally of bank certificates of deposit which mature within one year and are intended to be held to maturity. Non-current investments at such date consist principally of U.S. treasury notes maturing in 1997 classified as available-for-sale. At October 28, 1994, the Company's portfolio of marketable securities had a market value of $8,095,000 and an amortized cost of $8,172,000. Gross unrealized holding losses of $77,000 are shown as a reduction of stockholders' equity. At October 29, 1993, portfolio securities, which consisted principally of U.S. treasury notes and commercial paper, were carried at an amortized cost of $7,762,000 with a market value of $7,835,000.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE C--ACCOUNTS RECEIVABLE

On October 6, 1993, the Company entered into a three-year agreement to sell, on a limited recourse basis, up to $25,000,000 of undivided interests in a designated pool of certain eligible accounts receivable. As collections reduce previously sold undivided interests, new receivables may be sold up to the $25,000,000 level. At October 28, 1994 and October 29, 1993, $25,000,000 of
accounts receivable had been sold under this agreement. The sold accounts receivable are reflected as a reduction of receivables in the accompanying balance sheets. The net cash proceeds of sale are reported as an operating cash flow in the accompanying statements of cash flows. The Company pays fees based on the purchaser's borrowing costs incurred on short-term commercial paper which financed the purchase of receivables. Other income (expense) in the accompanying 1994 and 1993 statements of operations includes fees (including professional fees in 1993) related to the agreement of $1,557,000 and $849,000, respectively.

The purchaser may terminate the agreement on a minimum of six months' notice. In addition, the agreement may be terminated if the Company does not maintain a minimum tangible net worth, as defined, and a maximum ratio of debt to tangible net worth.


NOTE D--INVENTORIES

Inventories consist of:

                                                     October                October
                                                     28, 1994               29, 1993
                                                     --------               --------
                                                          (Dollars in thousands)
Services:
 Accumulated unbilled costs on:
   Service contracts                                  $9,521                 $9,818
   Long-term contracts                                10,277                 11,409
                                                     -------                -------
                                                      19,798                 21,227
                                                     -------                -------
Products:
  Materials                                            2,399                  1,497
  Work-in-progress                                     1,301                    942
  Service parts                                          949                    968
  Finished goods                                       2,792                  3,905
                                                     -------                -------
                                                       7,441                  7,312
                                                     -------                -------
  Total                                              $27,239                $28,539
                                                     =======                =======

The cumulative amounts billed, principally under long-term contracts, of $39,179,000 at October 28, 1994 and $53,371,000 at October 29, 1993, are
credited against the related costs in inventory. Substantially all of the amounts billed have been collected.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE E--SHORT-TERM BORROWINGS

The Company has a credit line with a domestic bank which provides for unsecured borrowings and letters of credit up to an aggregate of $7,000,000. The Company borrows from foreign banks, primarily supported by letters of credit provided by the domestic bank. On December 2, 1994, the Company entered into a revolving credit agreement which extended the credit line to November 1995, unless renewed, and contains various financial covenants. At October 28, 1994, the Company has outstanding domestic bank borrowings of $700,000 ($1,310,000 -
1993) and foreign bank borrowings of $4,225,000 ($4,897,000 - 1993).  The weighted average interest rate of short-term borrowings at each year-end was 35.4% in 1994 and 23.5% in 1993. The weighted average interest rates are high due to a high proportion of the borrowings by the Uruguayan operation, whose interest rates are commensurate with their high inflation level. Borrowings in Uruguay are used to hedge receivables against a loss in value due to the strengthening of the U.S. dollar against the Uruguayan currency.


NOTE F--INCOME TAXES

Effective as of the beginning of fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using tax rates and laws that are scheduled to be in effect when the differences are scheduled to reverse. Prior to the adoption, income tax expense was determined using the liability method prescribed by Statement No. 96, which is superceded by Statement No. 109. Among other changes, Statement No. 109 changes the recognition and measurement criteria for deferred tax assets included in Statement No. 96.

As permitted by Statement No. 109, the Company has elected not to restate the financial statements of any prior years. The cumulative effect of adopting Statement No. 109 at the beginning of the 1993 fiscal year was to increase net income by $959,000, or $.20 per share, including $432,000 attributable to a corporate joint venture (see Note M). For the year ended October 29, 1993, application of the new income tax rules increased pretax income by approximately $189,000 primarily due to the ability of the Company's Australian corporate joint venture to recognize and measure deferred tax assets.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES (CONTINUED)

                                                                                Year Ended
                                                             -------------------------------------------
                                                              October          October           October
                                                             28, 1994         29, 1993          30, 1992
                                                             --------         --------          --------
                                                                        (Dollars in thousands)
The components of income (loss) before
 income taxes based on the location of
 operations, consist of the following:
   Domestic                                                   $16,322          $(8,667)          $1,378
   Foreign                                                      3,505            3,073              397
                                                              -------          -------          -------
                                                              $19,827          $(5,594)          $1,775
                                                              =======          =======          =======


Income tax provision (benefit) includes:
Current:
   Federal                                                     $4,585(a)       $(3,660)(a)      $(1,969)
   Foreign                                                      1,233              493              (35)
   State and local                                              1,149              124              122
                                                              -------          -------          -------
    Total current                                               6,967           (3,043)          (1,882)
                                                              -------          -------          -------
Deferred:
  Federal                                                         494            1,338            2,856
  Foreign                                                         153             (269)            (403)
  State and local                                                 169               54              113
                                                              -------          -------          -------
    Total deferred                                                816            1,123            2,566
                                                              -------          -------          -------

   Total income tax provision (benefit)                        $7,783          $(1,920)            $684
                                                              =======          =======          =======

(a) Reduced in 1994 and increased in 1993, respectively by benefits of $374,000 and $248,000 from general business credits.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued



The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:



                                                                             Year  Ended
                                                                 -------------------------------------
                                                                  October        October       October
                                                                 28, 1994       29, 1993      30, 1992
                                                                 --------       --------      --------
Statutory rate                                                     35.0%         (34.0)%          34.0%
State and local taxes, net of federal
  tax benefit                                                       4.6           2.1             8.7
Tax effect of foreign operations                                    1.6          (2.4)           (9.9)
Goodwill amortization                                               1.0           3.4            10.8
Utilization of net operating loss carryforward                     (2.4)
Capital loss carryforward and utilization
  of capital loss carryforward in 1992                                             .7           (10.4)
General business credits                                           (1.9)         (4.4)
Other - net                                                         1.4            .3             5.3
                                                                  -----         -----           -----

         Effective tax rate                                        39.3%        (34.3)%          38.5%
                                                                  =====         =====           =====


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                           October              October
                                                          28, 1994             29, 1993
                                                          --------             --------
                                                              (Dollars in thousands)
Deferred Tax Assets:
  Allowance for doubtful accounts                           $1,433               $1,499
  Domestic net operating loss
   carryforwards                                               767                1,725
  Foreign tax credit carryforwards                           2,124                2,032
  Vacation accruals                                            831                1,006
  Warranty accruals                                            513                  247
  Foreign asset bases                                          440                  594
  Other--net                                                 1,594                  940
                                                            ------               ------


Total deferred tax assets                                    7,702                8,043
  Valuation allowance for deferred
    tax assets                                               3,002                3,869
                                                            ------               ------
  Net deferred tax assets                                    4,700                4,174
                                                            ------               ------


Deferred Tax Liabilities:
  Unremitted earnings of corporate
    joint ventures                                           1,678                1,316
  Earnings of partnership joint
    ventures not currently taxable                             462                1,029
  Inventory valuation                                        1,361                  265
  Accelerated depreciation                                     933                  548
                                                            ------               ------
  Total deferred tax liabilities                             4,434                3,158
                                                            ------               ------

  Net deferred tax assets                                     $266               $1,016
                                                            ======               ======

Balance sheet classification:
  Current assets                                            $2,966               $3,402
  Noncurrent liabilities                                    (2,700)              (2,386)
                                                            ------               ------
  Net deferred tax assets                                     $266               $1,016
                                                            ======               ======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued


The components of the provision for deferred income taxes for 1992 was as follows:




                                                                      Year Ended
                                                                        October
                                                                       30, 1992
                                                                      ----------
                                                                (Dollars in thousands)
Inventory valuation
Unremitted earnings of corporate                                        $2,879
  joint venture                                                            675
Earnings of partnership joint ventures                                     418
Facility shutdown costs                                                   (207)
Allowance for doubtful accounts                                             (9)
Accelerated depreciation                                                  (395)
Vacation accrual                                                          (285)
Employee welfare plans                                                    (197)
Marketable securities valuation                                             (7)
Other items--net                                                          (306)
                                                                        ------
  Deferred income tax provision                                         $2,566
                                                                        ======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued



NOTE F--INCOME TAXES--Continued

As of October 28, 1994, for tax purposes, the Company had domestic net operating loss carryforwards of $2,258,000, which expire in 2001, and foreign tax credit carryforwards of $2,124,000, which expire from 1996 through 1999.
In addition, a foreign subsidiary had net operating loss carryforwards of $295,000 which expire in 1995 and 1996. For financial statement purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. The valuation allowance at October 28, 1994, includes $104,000 of tax benefits attributable to the pre-acquisition losses of an acquired subsidiary, which, when recognized, will be applied to reduce goodwill related to the acquisition.

The valuation allowance was decreased during fiscal 1994 by $867,000 primarily as a result of the utilization of domestic net operating loss carryforwards, partially offset by additional foreign tax credit carryforwards, which arose during such year, whose use is subject to limitations. The utilization of the net operating loss resulted in a $479,000 reduction to income tax expense and a $479,000 reduction to goodwill. The valuation allowance was increased in fiscal 1993 by $940,000 primarily as a result of additional foreign tax credit carryforwards, which arose during such year, whose use is subject to limitations.

Income taxes are provided on the undistributed earnings of the Australian corporate joint venture, as remittances of such earnings are anticipated. Undistributed earnings of foreign subsidiaries ($2,375,000) at October 28, 1994 are considered permanently invested and, accordingly, no federal income taxes have been provided. Should these earnings be distributed, foreign tax credits would reduce the additional federal income tax which would be payable. Availability of tax credits is subject to limitations; accordingly, it is not practicable to estimate the amount of the deferred tax liability on such accumulated earnings.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--LONG-TERM DEBT

Long-term debt consists of the following:
                                                                October       October
                                                               28, 1994       29, 1993
                                                               --------       --------
                                                                (Dollars in thousands)
12-3/8% Senior Subordinated Debentures, due
  July 1, 1998--net of unamortized discount of
  $67,000 - 1994 and $160,000 - 1993 - (a)                      $32,788        $62,695
Term Loan - (b)                                                  10,000
Mortgage Payable - (b)                                                          15,400
                                                                -------        -------
                                                                 42,788         78,095
Less amounts due within one year                                  2,000         20,000
                                                                -------        -------
  Total long-term debt                                          $40,788        $58,095
                                                                =======        =======

(a) The debentures provide for interest to be paid semi-annually on January 1 and July 1 and are redeemable at the option of the Company, in whole or in part, at 100% plus accrued interest. In October 1993, as a result of a financing agreement (see Note C), the Company called for the redemption and, in November 1993, redeemed $20,000,000 principal amount of debentures. In May 1994, the Company redeemed an additional $10,000,000 of the debentures which, together with previously redeemed and repurchased debentures, satisfied all
future sinking fund requirements.   The early redemptions, at par, resulted in
an extraordinary loss of $271,000, net of income tax benefits of $157,000, due to the write-off of related discount and issuance costs. The debentures are subordinated to all existing and future senior indebtedness (as defined) of the Company. At October 28, 1994, the amount available for dividends, pursuant to the terms of the indenture under which the debentures are issued, was $23,538,000 and, if no dividend payments are made, the amount available for capital stock repurchases was $33,538,000. However, under the terms of a term loan agreement, at such date, only $5,289,000 was available for such payments (see (b) below).

(b) In October 1994, the Company repaid its $15,400,000 mortgage liability to Chemical Bank, which was due on December 22, 1994. Concurrently, the Company entered into a $10,000,000 five-year loan agreement with National Westminster Bank which is secured by a deed of trust on land and buildings (book value at October 28, 1994 - $15,958,000). The term loan bears interest at 7.86% per annum and is repayable in twenty quarterly principal installments of $500,000 together with interest. In October 1996, if certain conditions are met, the loan may be extended for two years with a subsequent reduction of principal payments to $225,000 per quarter and a final payment of $1,725,000 due October, 2001. The agreement contains various financial covenants, the most restrictive of which requires the Company to maintain a tangible net worth of $79,000,000. The obligation is of two subsidiaries and is guaranteed by the Company.

The fair value of the Company's total debt as of October 28, 1994, and October 29, 1993 approximated the carrying value based upon quotations obtained for the debentures and the maturity and terms of the other debt.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--STOCK OPTION PLAN

The Non-Qualified Stock Option Plan adopted by the Company in fiscal 1980 terminated on June 30, 1990, except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at October 28, 1994 were granted at 100% of the market price on the date of grant and become exercisable cumulatively in increments of 20% per year in each of the second through sixth years after date of grant.

Transactions involving outstanding stock options were:



                                                                   Number            Total
                                                                     of              Option
                                                                   Shares            Price
                                                                   ------            ------
                                                                   (Dollars in thousands)
Outstanding, November 1, 1991                                     151,500           $2,891
Cancelled                                                          (3,750)             (41)
                                                                  -------           ------

Outstanding, October 30, 1992                                     147,750            2,850
Cancelled                                                         (15,300)            (335)
                                                                  -------           ------

Outstanding, October 29, 1993                                     132,450            2,515
Cancelled                                                          (1,000)             (16)
                                                                  -------           ------

Outstanding, October 28, 1994                                     131,450           $2,499
                                                                  =======           ======

Exercisable, October 28, 1994                                     119,550
                                                                  =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE I--COMMITMENTS

The future minimum rental commitments as of October 28, 1994 for all noncancellable operating leases are as follows:


Fiscal                                          Office
 Year                          Total            Space            Equipment
- ------                         -----            ------           ---------
                                        (Dollars in thousands)
1995                          $ 5,466          $ 5,291             $175
1996                            3,537            3,450               87
1997                            2,409            2,375               34
1998                            1,696            1,696               --
1999                            1,082            1,082               --
Thereafter                      1,850            1,850               --
                              -------          -------             ----
                              $16,040          $15,744             $296
                              =======          =======             ====


Rent expense for fiscal years 1994, 1993 and 1992 was $10,075,000, $9,741,000 and $10,037,000, respectively. Many of the leases also require the Company to pay or contribute to property taxes, insurance and ordinary repairs and maintenance.

The Company has guaranteed the performance of a subsidiary under a contract and also guaranteed the commitments of a joint venture. At October 28, 1994, outstanding letters of credit of $4,976,000 were issued by banks in support of these guarantees which were secured by $4,000,000 of the Company's short-term investments. The letters of credit expire in fiscal 1995, unless renewed, and the Company believes that risk of loss relative to these financial guarantees is remote.

NOTE J--INDUSTRY SEGMENTS

Financial data concerning the Company's sales, operating profit (loss) and identifiable assets by industry segments for the fiscal years 1994, 1993 and 1992 are presented in tables under Item 1 of Form 10-K and are included herein by reference.

The Company operates primarily in five industry segments: Technical Services and Temporary Personnel; Electronic Publication and Typesetting Systems; Telephone Directory; Engineering and Construction; and Computer Systems. Total revenues include both sales to unaffiliated customers, as reported in the Company's consolidated statements of operations, and intersegment sales. Sales between segments are generally priced at cost.

Operating profit (loss) is comprised of total revenues less operating expenses. In computing operating profit (loss), none of the following items have been added or deducted: general corporate expense; interest expense; fees related to sales of accounts receivable; corporate interest income and income taxes. Identifiable assets are those assets that are used in the Company's operations in each industry segment. Corporate assets consist principally of cash and cash equivalents, investments and investments in joint ventures.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--INDUSTRY SEGMENTS--Continued

Capital expenditures and depreciation and amortization by the Company's industry segments are as follows:



                                                              Capital Expenditures
                                                                  Year Ended
                                                    -------------------------------------------
                                                    October          October            October
                                                    28, 1994         29, 1993          30, 1992
                                                    --------         --------          --------

                                                             (Dollars in thousands)
Technical Services and Temporary Personnel           $1,401             $876             $1,049
Electronic Publication and Typesetting Systems        2,590            1,643              1,356
Telephone Directory                                   1,660            1,585              2,497
Engineering and Construction                          3,528            1,936                957
Computer Systems                                      3,937            6,878                893
                                                    -------          -------             ------
  Total segments                                     13,116           12,918              6,752
Corporate                                             1,129              211                204
                                                    -------          -------             ------
                                                    $14,245          $13,129             $6,956
                                                    =======          =======             ======




                                                            Depreciation and Amortization
                                                                     Year Ended
                                                    ------------------------------------------
                                                    October          October          October
                                                    28, 1994         29, 1993         30, 1992
                                                    --------         --------         --------
                                                                (Dollars in thousands)

Technical Services and Temporary Personnel           $1,123           $1,071           $ 1,094
Electronic Publication and Typesetting Systems        1,597            1,720             2,041
Telephone Directory                                   2,100            2,905             3,545
Engineering and Construction                          2,040            1,528             1,688
Computer Systems                                      3,000            2,308             1,963
                                                    -------          -------           -------
  Total segments                                      9,860            9,532            10,331
Eliminations                                                                               (15)
Corporate                                               885              659               807
                                                    -------          -------           -------
                                                    $10,745          $10,191           $11,123
                                                    =======          =======           =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for fiscal years ended October 28, 1994 and October 29, 1993. Each quarter contains thirteen weeks.


                                                                            Fiscal 1994 Quarter
                                                    ----------------------------------------------------------------
                                                    First               Second                Third           Fourth
                                                    -----               ------                -----           ------
                                                           (Dollars in thousands, except per share amounts)
 Net sales                                       $142,554             $161,685             $165,937         $250,695(b)
                                                 ========             ========             ========         ========
 Gross profit                                     $11,657              $16,504              $18,137          $28,982
                                                 ========             ========             ========         ========

Income (loss) before extraordinary item           $(1,963)              $5,801               $2,294           $5,912
Extraordinary item                                   (189)                                      (82)
                                                 --------             --------             --------         --------
Net income (loss)                                 $(2,152)              $5,801(a)            $2,212           $5,912
                                                 ========             ========             ========         ========

Income (loss) per share:
Income (loss) before extraordinary item             $(.41)               $1.21                 $.48            $1.23
Extraordinary item                                   (.04)                                     (.02)
                                                 --------             --------              -------         --------
Net income (loss)                                   $(.45)               $1.21                 $.46            $1.23
                                                 ========             ========             ========         ========





                                                                        Fiscal 1993 Quarter
                                                    ----------------------------------------------------------------
                                                    First               Second                Third           Fourth
                                                    -----               ------                -----           ------
                                                           (Dollars in thousands, except per share amounts)
 Net sales                                       $123,331             $134,133             $139,034         $161,610
                                                 ========             ========             ========         ========
 Gross profit                                     $10,082              $13,694              $13,707          $18,480
                                                 ========             ========             ========         ========

 Income (loss) before cumulative
  effect of a change in accounting                $(2,743)                 $75                $(655)           $(351)
 Cumulative effect of a change
  in accounting                                       959
                                                  -------              -------              -------         --------
 Net income (loss)                                $(1,784)                 $75                $(655)(b)        $(351)(b)(c)
                                                  =======              =======              =======         ========

 Income (loss) per share:
 Income (loss) before cumulative
  effect of a change in accounting                  $(.57)                $.02                $(.14)           $(.07)
 Cumulative effect of a change
  in accounting                                       .20
                                                  -------              -------              -------         --------
 Net income (loss)                                  $(.37)                $.02                $(.14)           $(.07)
                                                  =======              =======              =======         ========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)--Continued

(a) In the second quarter of 1994, the Company sold its 50% interest in Pacific Volt Information Systems, a joint venture, for approximately $16,400,000. The sale resulted in a gain of $9,770,000 ($5,760,000, net of income taxes or $1.20 per share).

(b) In the fourth quarter of fiscal 1994, the Company received acceptance from two customers for major directory assistance systems. The results of operations for 1993 included principally, for one of these customers, a charge of $2,100,000 ($.28 per share) in the third quarter of fiscal 1993 and $4,300,000 ($.58 per share) in the fourth quarter of fiscal 1993 for costs not recoverable. As a result, acceptance of that customers system had no effect on the Company's earnings in 1994, although revenue of $59 million was recognized in the fourth quarter of 1994.

(c) In the fourth quarter of fiscal 1993, the Company entered into a three-year revolving financing agreement under which it sold a $25,000,000 undivided interest in a designated pool of certain accounts receivable. A pretax charge of $849,000 ($.11 per share) for professional and bank fees was incurred in connection with the agreement.

Historically, the Company's results of operations have been adversely affected in the first fiscal quarter, as a result of reduced requirements for its technical and temporary personnel due to the holiday season. An Australian joint venture (see Note M) produces a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters.

NOTE L--CERTAIN SIGNIFICANT ITEMS INCLUDED IN OPERATIONS

The results of operations for 1993 include a pretax charge of $6,400,000 ($.87 per share) for costs not recoverable under two contracts for major directory assistance systems. In fiscal 1994, the Company received customer acceptance under one of such contracts, which, because of the pretax charge in the previous year, had no effect on the Company's earnings for 1994, although revenue of $59,000,000 was recognized in 1994. Revenue from this customer recognized during fiscal 1994 represented approximately 11% of the Company's total revenue for such year. Operations in 1993 also included a pretax charge of $849,000 ($.11 per share) incurred in connection with a revolving financing agreement (see Note C).

Operations in fiscal 1992 include income from the recovery of a portion of prior years' state business taxes of $1,070,000 ($.15 per share) and a pretax charge of $722,000 ($.10 per share) relating to a portion of a facility under lease until fiscal 1994 which is no longer being utilized.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE M--SUMMARIZED FINANCIAL INFORMATION OF JOINT VENTURES

The Company owns 12-1/2% of the voting stock of Pacific Access Pty. Ltd. ("Pacific Access"), an international joint venture in Australia. This venture, which commenced operations in July 1991, assumed responsibility throughout Australia for the marketing, sales and compilation functions of all yellow pages directories of Telstra Corporation Ltda., ("Telstra"), the Australian Government-owned telephone company, under the terms of a twelve-year contract. Telstra owns 50% of the voting stock of Pacific Access. In the event of a change in control of the Company, as defined, the Company may be required to sell its shares in the venture to Telstra at a formula price based on various factors, including earnings.

In July 1994, the Company entered into a long-term joint venture agreement to publish the official White Pages, Yellow Pages and Street Guides for Rio de Janeiro. The Company invested $2,517,000 to acquire a 50% interest in the common shares together with preferred stock of Telelistas Editora Ltda., a Brazilian company which has a contract to publish Rio's telephone directories on behalf of TELERJ, the government-owned telephone company. The agreement requires the Company to invest up to an additional $5,700,000 (which, together with the original investment, represents 75% of the agreed initial preferred stock and debt financing by the venturers) in the joint venture in fiscal year 1995 as well as to provide technology, expertise and key personnel in directory production, sales and marketing.

Effective February 28, 1994, the Company's 50% interest in Pacific Volt Information Systems, a joint venture with a subsidiary of Pacific Bell Directory, was redeemed by the venture for approximately $16,400,000. The venture composed telephone directories in California for Pacific Bell Directory under a contract that was due to expire on December 31, 1996. The sale of the Company's interest resulted in a gain of $9,770,000 ($5,760,000, net of income taxes, or $1.20 per share).

The following summarizes certain financial information of the joint ventures:




                                                            October 28, 1994                   October 29, 1993
                                                        -------------------------        --------------------------
                                                                          (Dollars in thousands)

                                                                        Company's                         Company's
                                                        Total            Equity           Total            Equity
                                                        -----           ---------         -----           ---------
Current assets                                         $233,907                          $191,302
Noncurrent assets                                        16,629                            17,852
Current liabilities                                    (198,521)                         (160,110)
                                                       --------                          --------

Equity of combined joint ventures                       $52,015                           $49,044
                                                       ========                          ========

Equity of Australian joint venture(a)                   $48,987           $9,677          $35,789            $8,670
Equity of Brazilian joint venture                         3,028            2,320
Equity of United States joint venture                                                      13,255             6,627
Other capitalized costs, net                                                                                     40
                                                       --------          -------         --------           -------
                                                        $52,015                           $49,044
                                                       ========                          ========
Investments in joint ventures                                            $11,997                            $15,337
                                                                         =======                            =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE M--SUMMARIZED FINANCIAL INFORMATION OF JOINT VENTURES--Continued

(a) Pursuant to the venture agreement, the initial capital contributions of all venturers, other than Telstra, exceeded their proportionate share of ownership interest in the corporate joint venture. The agreement provides that, upon liquidation of the venture, the venturers will be entitled to recover such excess contributions from the net assets of the venture.


<Caption
                                                                                    Year ended
                                                    -------------------------------------------------------------------------
                                                        October 28, 1994          October 29, 1993          October 30, 1992
                                                    -----------------------    ----------------------      ------------------
                                                                               (Dollars in thousands)
                                                                  Company's                 Company's               Company's
                                                    Total          Equity        Total        Equity       Total      Equity
                                                    -----         ---------      -----      ---------      -----    ---------

Revenues                                          $509,481                     $469,377                  $504,403

Cost and expenses                                  476,346                      444,151                   461,978

Income tax provision                                11,321                        9,609                    20,531
                                                  --------                     --------                  --------
Income before cumulative effect
 of a change in accounting                          21,814                       15,617                    21,894

Cumulative effect of a change in accounting
 for Australian income taxes(a)                                                   5,688
                                                  --------                     --------
Net income                                         $21,814                      $21,305                   $21,894
                                                  ========                     ========                  ========




Income of Australian joint ventures before
 cumulative effect of a change in accounting       $20,734        $2,591        $10,963       $2,613      $14,245      $2,983
Net loss of Brazilian joint venture                   (392)         (197)
Net income of United States joint venture            1,472(b)        661          4,654        2,327        7,649       3,824
                                                   -------        ------        -------       ------      -------      ------

                                                   $21,814                      $15,617                   $21,894
                                                   =======                      =======                   =======

Company's equity in income of joint ventures,
  exclusive of equity in cumulative effect
  of a change in accounting                                       $3,055                      $4,940                   $6,807
                                                                  ======                      ======                   ======


(a) During the first quarter of fiscal 1993, the Company's Australian corporate joint venture changed its method of accounting for income taxes by adopting Statement of Financial Standards No. 109, "Accounting for Income Taxes." The cumulative effect of the change increased the joint venture's income by $5,688,000 due to its ability to recognize deferred Australian tax assets as permitted by Statement No. 109. The Company's portion of this increase in income, net of United States taxes, is $432,000 and is included in the Company's cumulative effect of a change in accounting for income taxes.

(b)  Represents income through February 28, 1994, the effective date of sale.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE M--SUMMARIZED FINANCIAL INFORMATION OF JOINT VENTURES--Continued

The agreement for Pacific Access provided that the Company's share of profits or losses from the joint venture through April 1993 may exceed 12-1/2% based on sales levels achieved. For fiscal 1993 and 1992, based on the venture's sales, the Company's share of the venture's income amounted to $2,310,000 and $3,483,000, respectively, which exceeded 12-1/2% of the venture's income by $740,000 and $1,594,000, respectively. The equity in the income of Australian joint ventures for fiscal 1992 was reduced by $500,000, representing a loss of a joint venture that ceased operations in December 1991. Such loss included $808,000 resulting from additional provisions for doubtful accounts, offset, in part, by settlement of a liability.

Consolidated retained earnings at October 28, 1994 includes $4,309,000, representing the undistributed earnings of the joint ventures. Income taxes have been paid or provided for on such earnings.


NOTE N--EMPLOYEE BENEFITS

The Company has a non-contributory Employee Stock Ownership Plan (ESOP) which provides for open market or private purchases of Company common stock from time to time, or contributions by the Company of unissued or treasury shares. Contributions are made for all employees who have completed one year of service for a participating employer. Vesting occurs at a rate of 25% per year of service, commencing with the completion of three years of service. For fiscal 1994, $250,000 was accrued and will be contributed in treasury shares in 1995. For fiscal 1992, $175,000 was accrued and treasury shares were contributed for payment thereof in 1993. During fiscal 1993, there was no expense related to the ESOP.

The Company has savings plans which permit eligible employees to make contributions on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company does not match employees' contributions.

NOTE O--FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. At October 28, 1994, the Company's cash investments were primarily in investment grade, short-term instruments. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas.

The Company purchases foreign currency option contracts to hedge the adverse impact on its foreign currency receivables and sales when the dollar strengthens against the related foreign currencies. Foreign exchange (gains) losses in the accompanying statements of operations include (1) any gain on option contracts, which are recognized in income in the same period as losses on the hedged receivables and reduced dollar amount of sales and (2) the premium cost of option contracts, which is amortized over the contract period. At October 28, 1994, the Company had purchased options, all of which expire in fiscal 1995 to exchange various European currencies for U.S. dollars, in the aggregate amount of $3,500,000. There were no unrealized gains or losses on these contract at such date.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE O--FINANCIAL INTRUMENTS--Continued


The Company entered into an interest rate cap agreement with a bank to reduce the impact of increases in interest rates on short-term commercial paper which directly impacts costs connected with the sale of interests in accounts receivable up to $25,000,000 (see Note C). The agreement entitles the Company to receive payments to the extent that interest rates on 30 day commercial paper exceed 6.5% through March 1, 1996. The $465,000 fee paid for this cap agreement is included in other assets and is being amortized over the three-year term. At October 28, 1994, the amortized cost approximates the fair value of the agreement.

Counterparties to the currency option contracts and interest-rate cap agreement are major banks. Credit loss from counterparty nonperformance is not anticipated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III



The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K (except information as to the Company's executive officers, which information follows Item 4 in this Report) will be included in the Company's Proxy Statement which the Company intends to file within 120 days after the close of its fiscal year ended October 28, 1994 and is hereby incorporated by reference to such Proxy Statement.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



14(a)(1).         Financial Statements

                  The following consolidated financial statements of Volt Information
                  Sciences, Inc. and subsidiaries are included in Item 8:
                                                                                             Page
                                                                                             ----

                  Consolidated Balance Sheets--October 28, 1994 and
                   October 29, 1993.                                                          25
                  Consolidated Statements of Operations--Years ended October 28, 1994,
                   October 29, 1993 and October 30, 1992.                                     26
                  Consolidated Statements of Stockholders' Equity--Years ended
                   October 28, 1994, October 29, 1993 and October 30, 1992.                   27
                  Consolidated Statements of Cash Flows--Years ended October 28, 1994,
                   October 29, 1993 and October 30, 1992.                                     28

                  Notes to Consolidated Financial Statements.                                 30

14(a)(2).         Financial Statement Schedules

                  The following consolidated financial statement schedule of Volt
                  Information Sciences, Inc. and subsidiaries is included in response to Item 14(d).

                  Schedule VIII--Valuation and qualifying accounts                           S-1

                  Other schedules (Nos. III, XI, XII, XIII and XIV) for which provision is made in the applicable accounting regulation of the Securities and
                  Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.



14(a)(3).     Exhibits

Exhibit       Description
- -------       -----------

2.01 Asset Purchase and Sale Agreement entered into October 6, 1993 between the Company and Omnibus Funding Corporation, et. al. (Exhibit 2.1 to the Company's Form 8-K, dated October 6, 1993, File No. 1-9232).

3.01(a) Restated Certificate of Incorporation of the Company, as filed with the Department of State of New York on December 28, 1967 (Exhibit 3(a) to the Company's Registration Statement on Form S-1, dated January 19, 1971, File No. 2-39320).

3.01(b) Certificate of Amendment of the Restated Certificate of Incorporation of the Company, as filed with the Department of State of New York on January 12, 1968 (Exhibit 3(b) to the Company's Registration Statement on Form S-1, dated January 19, 1971, File No. 2-39320).

3.01(c) Certificate of Amendment of the Restated Certificate of Incorporation of the Company, as filed with the Department of State of New York on July 17, 1968 (Exhibit 3(c) to the Company's Registration Statement on Form S-1, dated January 19, 1971, File No. 2-39320).

3.01(d) Certificate of Amendment of the Restated Certificate of Incorporation of the Company, as filed with the Department of State of New York on July 22, 1981 (Exhibit 4(a)(4) to the Company's Registration Statements on Form S-16, dated July 30, 1981, File Nos. 2-73366 and 2-73367).

3.01(e) Certificate of Merger of Volt Information Sciences Capital Corp. and VIS Capital Corp. into the Company, as filed with the Department of State of New York on May 2, 1986 (Exhibit (d)(v) to the Company's Registration Statement on Form 8-A, filed August 7, 1986, File No. 1-9232).

3.01(f) Certificate of Amendment of the Restated Certificate of Incorporation of the Company, as filed with the Department of State of New York on June 13, 1988 (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29,
              1988).

3.02 By-Laws of the Company (Exhibit 4.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 1988).

Exhibit       Description
- -------       -----------

4.01(a)       Form of Indenture, dated as of April 15, 1983 among the Company,
              VIS Capital Corp. and BankAmerica Trust Company of New York, as
              Trustee, including on pages 1-8 thereof, the full text of the 12-3/8% Senior Subordinated Debentures and Guarantees (Exhibit
              4.01 to the Company's Registration Statement on Form S-2, dated
              May 3, 1983, File No. 2-83260).

4.01(b) Form of Supplemental Indenture, dated as of May 2, 1986, between the Company and BankAmerica Trust Company, as Trustee (Exhibit
              (g)(ii) to the Company's Registration Statement on Form 8-A, filed August 7, 1986, File No. 1-9232).

10.01(a)*     Non-Qualified Stock Option Incentive Plan, as amended September
              29, 1980 (Exhibit 10.12(b) to the Company's Registration
              Statement on Form S-7, dated February 4, 1981, File No. 2-70588).

10.02(a)*     Agreement dated as of May 1, 1987 between the Company and William
              Shaw (Exhibit 19.01 to Quarterly Report on Form 10-Q for the
              quarter ended May 1, 1987, File No. 1-9232).

10.02(b)*     Amendment dated January 3, 1989 to Agreement between the Company and William Shaw (Exhibit 19.01(b) to the Company's Annual Report
              on Form 10-K for the fiscal year ended October 28, 1988, File No.
              1-9232).

10.03(a)*     Agreement dated as of May 1, 1987 between the Company and Jerome
              Shaw (Exhibit 19.02 to the Company's Quarterly Report on Form
              10-Q for the quarter ended May 1, 1987, File No. 1-9232).

10.03(b)*     Amendment dated January 3, 1989 to Agreement between the Company and Jerome Shaw (Exhibit 19.02(b) to the Company's Annual Report
              on Form 10-K for the fiscal year ended October 28, 1988, File No.
              1-9232).

10.04(a)*     Agreement dated as of May 1, 1987 between the Company and Irwin
              B. Robins (Exhibit 19.03 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).



Exhibit           Description
- -------           -----------

10.04(b)*         Amendment dated June 1, 1992 to Agreement between the Company and Irwin B. Robins. (Exhibit 10.04(b) to the Company's Annual
                  Report on Form 10-K for the fiscal year ended October 30, 1992, File No. 1-9232).

10.04(c)*         Amendment dated April 28, 1994 to Agreement between the
                  Company and Irwin B. Robins. (Exhibit 10.01 to the Company's
                  Quarterly Report on Form  10-Q for the quarter ended April 29,
                  1994, File No. 1-9232).

21.**             Subsidiaries of the Registrant.

23.01**           Consent of Ernst & Young LLP.

27.**             Financial Data Schedule (filed with electronic version only)
- ----------------------------------------------------------
* Management contract or compensation plan or arrangement.

** Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

14 (b).    Reports on Form 8-K


The only Report on Form 8-K filed during the fourth quarter of the year ended October 28, 1994 was a report dated October 10, 1994 (date of earliest event reported), reporting Item 5. Other Events.



                                  UNDERTAKING


The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries not filed herewith. Such instruments have not been filed since none are, nor are being, registered under Section 12 of the Securities Exchange Act of 1934 and the total amount of securities authorized under any such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VOLT INFORMATION SCIENCES, INC.

Dated:    New York, New York
          January 24, 1995              By: /s/ William Shaw
                                            --------------------------------
                                            William Shaw
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                     Title                           Date
- ---------                     -----                           ----

/s/ William Shaw
- --------------------          Chairman of the Board,          January 24, 1995
William Shaw                  President and Chief Executive
                              Officer and Director

/s/ James J. Groberg
- --------------------          Director, Senior Vice           January 24, 1995
James J. Groberg              President (Principal
                              Financial Officer)

/s/ Jack Egan
- --------------------          Vice President, Corporate       January 24, 1995
Jack Egan                     Accounting (Principal
                              Accounting Officer)

/s/ Jerome Shaw
- --------------------          Director                        January 24, 1995
Jerome Shaw

/s/ Irwin B. Robins
- --------------------          Director                        January 24, 1995
Irwin B. Robins


- --------------------          Director
Mark N. Kaplan


- --------------------          Director
John R. Torell, III

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS





Column A                                       Column B                 Column C                    Column D            Column E
- --------                                       --------         -------------------------           --------            --------
                                                                        Additions
                                                                -------------------------

                                               Balance at       Charged to     Charged to                                Balance
                                               Beginning        Costs and         Other                                  at End
Description                                    of Period        Expenses        Accounts          Deductions            of Period
- -----------                                    ----------       ----------      ---------         ----------            ---------
Year ended October 28, 1994:
  Deducted from asset accounts:
  Allowance for uncollectible accounts         $3,960,000       $1,903,000(1)                    $1,836,000(3)         $4,027,000
  Unrealized loss on marketable securities                                      77,000(2)                                  77,000

Year ended October 29, 1993:
  Deducted from asset accounts:
  Allowance for uncollectible accounts          3,904,000        1,489,000(1)                     1,433,000(3)          3,960,000

Year ended October 30, 1992:
  Deducted from asset accounts:
  Allowance for uncollectible accounts          3,826,000        1,705,000(1)                     1,627,000(3)          3,904,000
  Unrealized loss on long-term
   marketable equity securities                    18,000                                            18,000(4)




(1)--Includes a foreign currency translation loss of $46,000 in 1994 and gains of $67,000 and $5,000 in 1993 and 1992, respectively.
(2)--Charge to stockholders' equity.
(3)--Write-off of uncollectible accounts.
(4)--Reversal of portion of unrealized loss due to recovery in market value.

                               INDEX TO EXHIBITS




Exhibit      Description
- -------      -----------
2.01         Asset Purchase and Sale Agreement entered October 6, 1993, between the Company and Omnibus Funding Corporation, et. al. (Exhibit 2.1
             to the Company's Form 8-K, dated October 6, 1993, File No. 1-9232).

3.01(a) Restated Certificate of Incorporation of the Company, as filed with the Department of State of New York on December 28, 1967 (Exhibit
             3(a) to the Company's Registration Statement on Form S-1, dated
             January 19, 1971, File No. 2-39320).

3.01(b)      Certificate of Amendment of the Restated Certificate of
             Incorporation of the Company, as filed with the Department of State of New York on January 12, 1968 (Exhibit 3(b) to the Company's
             Registration Statement on Form S-1, dated January 19, 1971, File
             No. 2-39320).

3.01(c)      Certificate of Amendment of the Restated Certificate of
             Incorporation of the Company, as filed with the Department of State of New York on July 17, 1968 (Exhibit 3(c) to the Company's
             Registration Statement on Form S-1, dated January 19, 1971, File
             No. 2-39320).

3.01(d) Certificate of Amendment of the Restated Certificate of Incorporation of the Company, as filed with the Department of State of New York on July 22, 1981 (Exhibit 4(a)(4) to the
             Company's Registration Statements on Form S-16, dated July 30,
             1981, File Nos. 2-73366 and 2-73367).

3.01(e)      Certificate of Merger of Volt Information Sciences Capital Corp.
             and VIS Capital Corp. into the Company, as filed with the Department of State of New York on May 2, 1986 (Exhibit (d)(v) to the Company's Registration Statement on Form 8-A, filed August 7,
             1986, File No. 1-9232).



Exhibit      Description
- -------      -----------
3.01(f)      Certificate of Amendment of the Restated Certificate of
             Incorporation of the Company, as filed with the Department of State of New York on June 13, 1988 (Exhibit 4.01 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended July 29, 1988).

3.02         By-Laws of the Company (Exhibit 4.02 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended July 29. 1988).

4.01(a)      Form of Indenture, dated as of April 15, 1983 among the Company,
             VIS Capital Corp. and BankAmerica Trust Company of New York, as
             Trustee, including on pages 1-8 thereof, the full text of the 12-
             3/8% Senior Subordinated Debentures and Guarantees (Exhibit 4.01 to the Company's Registration Statement on Form S-2, dated May 3,
             1983, File No. 2-83260).

4.01(b) Form of Supplemental Indenture, dated as of May 2, 1986, between the Company and BankAmerica Trust Company, as Trustee (Exhibit
             (g)(ii) to the Company's Registration Statement on Form 8-A, filed
             August 7, 1986, File No. 1-9232).

10.01(a)*    Non-Qualified Stock Option Incentive Plan, as amended September 29,
             1980 (Exhibit 10.12(b) to the Company's Registration Statement on
             Form S-7, dated  February 4, 1981, File No. 2-70588).

10.02(a)*    Agreement dated as of May 1, 1987 between the Company and William
             Shaw (Exhibit 19.01 to the Company's Quarterly Report on Form 10-Q
             for the quarter ended May 1, 1987, File No. 1-9232).

10.02(b)*    Amendment dated January 3, 1989 to Agreement between the Company and William Shaw (Exhibit 19.01 (b) to the Company's Annual Report
             on Form 10-K for the fiscal year ended October 28, 1988, File No.
             1-9232).

Exhibit      Description
- -------      -----------

10.03(a)*    Agreement dated as of May 1, 1987 between the Company and Jerome
             Shaw (Exhibit 19.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).

10.03(b)*    Amendment dated January 3, 1989 to Agreement between the Company and Jerome Shaw (Exhibit 19.02(b) to the Company's Annual Report on
             Form 10-K for the fiscal year ended October 28, 1988, File No.
             1-9232).

10.04(a)*    Agreement dated as of May 1, 1987 between the Company and Irwin B.
             Robins (Exhibit 19.03 to the Company's Quarterly Report on Form 10-
             Q for the quarter ended May 1, 1987, File No. 1-9232).

10.04(b)*    Amendment dated June 1, 1992 to Agreement between the Company and
             Irwin B. Robins. (Exhibit 10.04(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1992, File No.
             1-9232).

10.04(c)*    Amendment dated April 28, 1994 to Agreement between the Company and
             Irwin B. Robins. (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1994, File No.
             1-9232).

21.**        Subsidiaries of the Registrant.

23.01**      Consent of Ernst & Young LLP.

27.**        Financial Data Schedule (filed with electronic version only)

- ------------------------------------------
 * Management contract or compensation plan or arrangement.

** Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.