Form 10-K/A
period 1994-10-28
VOLT INFORMATION SCIENCES INC
filed 1995-03-06
CIK 103872

                                 FORM 10-K/A 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

    Commission File Number: 1-9232


                        VOLT INFORMATION SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

           New York                                            13-5658129
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1221 Avenue of the Americas, New York, New York                  10020
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        (212) 704-2400

          Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange on
      Title of each class                                      which registered
      -------------------                                  ------------------------
12-3/8% Senior Subordinated Debentures due July 1, 1998   Philadelphia Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES X   NO
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 20, 1995 (based on the closing price on the NASDAQ National Market on January 20, 1995) was approximately $64,000,000 (based on the number of shares outstanding on that date exclusive of all shares held benefically by executive officers and directors and their spouses and the Registrant's Savings Plan and Employee Stock Ownership Plan, without conceding that all such persons or plans are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 20, 1995 was 4,803,026.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 1995 Annual Meeting are incorporated by reference into Part III of this Report.

                                     PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     WILLIAM SHAW, 70, a founder of the Company, has been President and Chairman of the Board of the Company for more than the past five years and has been employed in executive capacities by the Company and its predecessors since 1950. He has served as a director of the Company since its formation in 1957.

     JEROME SHAW, 68, a founder of the Company, has been Executive Vice President and Secretary of the Company for more than the past five years and has been employed in executive capacities by the Company and its predecessors since 1950. He has served as a director of the Company since its formation in 1957.

     IRWIN B. ROBINS, 60, has been a Senior Vice President of the Company for more than the past five years and has been employed in executive capacities by the Company since 1980. He has served as a director of the Company since 1981.

     JAMES J. GROBERG, 66, has been a Senior Vice President of the Company for more than the past five years and also served as Treasurer of the Company from 1987 through January 1994. He has served as a director of the Company since 1987.

     JOHN R. TORELL III, 55, has been a director of the Company since October 1989. He has been Chairman of Torell Management, Inc. (financial advisors) since 1991 and was Chairman of Fortune Bancorp (a savings and loan holding company) from 1990 to 1994. He is also a former President of Manufacturers Hanover Corporation and Manufacturers Hanover Trust Company. He is also a director of American Home Products Corporation and various investment companies for which PaineWebber, Inc. and Mitchell Hutchins, Inc. serve as advisor.

     MARK N. KAPLAN, 64, has been a director of the Company since April 1991. He has been a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom since October 1979. He is also a director of Grey Advertising, Inc., Diagnostic/Retrieval Systems, Inc., Refac Technology Development Corporation, The Harvey Group, Inc., American Biltrite, Inc., USA Mobile Communications, Inc. and MovieFone, Inc.

     HOWARD B. WEINREICH, 52, has been General Counsel of the Company for more than the past five years and has been employed in executive capacities by the Company since 1981.

     JACK EGAN, 45, has been Vice President - Corporate Accounting of the Company since January 1992. For more than five years prior thereto he served as Assistant Controller of the Company.

     DANIEL G. HALLIHAN, 46, has been Vice President - Accounting Operations of the Company since July 1993. For more than five years prior thereto he served as Assistant Vice President - Finance of the Company.

     LUDWIG M. GUARINO, 43, has been Treasurer of the Company since January 1994. For more than five years prior thereto he served as Assistant Treasurer of the Company.

     William Shaw and Jerome Shaw are brothers. There are no other family relationships among the directors or executive officers of the Company.

     Directors serve until the second Annual Meeting of the Shareholders of the Company following their election. The terms of office of Messrs. William Shaw, Jerome Shaw and James J. Groberg expire at the Company's 1995 Annual Meeting of Shareholders (which the Company anticipates will be held in June 1995) while the terms of office of Messrs. Irwin B. Robins, Mark N. Kaplan and John R. Torell expire at the Company's 1996 Annual Meeting of Shareholders and, in each case, continue until the election of their respective successors. Directors may only be removed by vote of the shareholders for cause.

     Each executive officer is scheduled to hold office until the 1995 Annual Meeting of Directors, which is scheduled to be held immediately after the 1995 Annual Meeting of Shareholders. Any executive officer may be removed by the Board of Directors either with or without cause.

     There are no understandings between any director or executive officer and any other person pursuant to which any director or executive officer was selected as such.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the four other highest compensated executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended October 28, 1994, October 29, 1993 and October 30, 1992.


                           SUMMARY COMPENSATION TABLE

                                                                                    ALL OTHER
               NAME AND                                                             COMPENSA-
          PRINCIPAL POSITION                          YEAR    SALARY(1)    BONUS     TION(2)
          ------------------                          ----    ---------    -----    ---------

          William Shaw,                               1994     $330,000              $   613
            President and                             1993      330,000                  902
            Chief Executive Officer                   1992      330,000                1,845


          Jerome Shaw,                                1994      330,000                  613
            Executive Vice President                  1993      330,000                  902
                                                      1992      330,000                1,845

          James J. Groberg,                           1994      219,603   $15,000        308
            Senior Vice President and                 1993      214,865    10,000        506
            Chief Financial Officer                   1992      206,750                1,683


          Irwin B. Robins,                            1994      202,500                  629
            Senior Vice President                     1993      196,577                  902
                                                      1992      195,000                1,888

          Howard B. Weinreich,                        1994      145,167                  472
            General Counsel                           1993      139,878                  675
                                                      1992      133,600                1,243

(1) Includes compensation deferred under the Company's deferred compensation plan and under Section 401(k) of the Internal Revenue Code of 1986, as amended.

(2) Amounts in fiscal 1994 include premiums paid under the Company's group life insurance policy.

EMPLOYMENT AGREEMENTS

     The Company is a party to employment agreements dated as of May 1, 1987 with William Shaw and Jerome Shaw. The agreements, as amended, provide for the continued employment of each in his present executive capacity at an annual base salary, which is presently $330,000 (subject to increases and additional compensation, including bonuses, from time-to-time, at the discretion of the Board of Directors), until the April 30 which is five years next following the giving by either the Company or the executive of notice to terminate such employment. The agreements also provide for service thereafter for the remainder of the executive's life as a consultant to the Company for annual consulting fees equal to 75% for the first ten years of the consulting period, and 50% for the remainder of the consulting period, of his base salary as in effect immediately prior to the commencement of the consulting period. Upon the death of the executive, the Company will pay to his beneficiary a death benefit equal to three times his annual base salary at the date of death (if his death shall have occurred while employed as an executive), 2.25 times his annual base salary at the end of his employment as an executive (if his death shall have occurred during the first ten years of the consulting period) or 1.5 times his annual base salary at the end of his employment as an executive (if his death shall have occurred during the remainder of the consulting period). Each employment agreement permits the executive to accelerate the commencement of the consulting period if a "change in control" (as defined in the agreements) of the Company shall occur or if the Company's office where the executive presently performs his principal services shall be relocated to a different geographical area.

     The Company is also a party to an employment agreement dated as of May 1, 1987, as amended, with Irwin B. Robins, providing for his continued employment as Senior Vice President and head of the Company's Legal Department until April 30, 1996. Pursuant to the agreement, Mr. Robins is entitled to receive an annual base salary, which is presently $205,000 (subject to increases and additional compensation, including bonuses, from time-to-time, at the discretion of the Board of Directors). The agreement also provides that, if a "change in control" (as defined in the agreement) of the Company shall occur and thereafter Mr. Robins shall elect to terminate his employment within two years after the occurrence of certain events (which generally are adverse changes in his compensation, position, function or location), or if his employment shall be terminated by the Company for any reason other than death, incapacity or "cause" (as defined in the agreement), Mr. Robins will be entitled to receive (a) his regular compensation, including benefits, through the date on which his employment terminates, and (b) a lump-sum payment in an amount equal to 2.99 times his "base amount" (as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986). Mr. Robins will not be obligated to mitigate the payment of the lump sum with any compensation received from other employment, and will not be required to seek any such other employment for mitigation purposes.

     Under the three employment agreements described above, William Shaw, Jerome Shaw and Irwin B. Robins are prohibited from engaging in any business competitive with the Company, competing with the Company for its customers or encouraging employees of the Company to leave their employment. These restrictions apply for the duration of the respective agreements and for one year thereafter if the executive's employment shall have been terminated by the Company "for cause" (as defined in his agreement). William Shaw and Jerome Shaw will not be bound by these restrictions after a "change in control" (as defined) of the Company shall have occurred if, during their respective consulting periods, they shall elect to terminate their respective employment agreements and thereby relinquish any further payments or other benefits thereunder.


STOCK OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The Company's Non-Qualified Stock Option Plan terminated with respect to future grants on June 30, 1990. Options previously granted under the Plan expire ten years after grant. No options were granted to or exercised by any of the executive officers named in the Summary Compensation Table during the year ended October 28, 1994. The following table sets forth information, as of October 28, 1994, with respect to outstanding options held by each of those executive officers:

                               NUMBER OF UNEXERCISED   VALUE OF UNEXERCISED
                                     OPTIONS           IN-THE-MONEY OPTIONS
                                  (EXERCISABLE/            (EXERCISABLE/
             NAME                NOT EXERCISABLE)      NOT EXERCISABLE)(1)
             ----              ---------------------   --------------------
        William Shaw              45,000/ 5,000          $295,000/$73,750
        Jerome Shaw               45,000/ 5,000           295,000/ 73,750
        James J. Groberg           9,100/   400            91,100/  5,900
        Irwin B. Robins              -       -               -        -
        Howard B. Weinreich        3,700/   300            17,700/  4,425

(1) Represents the closing sale price for the Company's Common Stock as reported by the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ/NMS") on October 28, 1994, less the exercise price.


STANDARD COMPENSATION OF DIRECTORS

     Each director of the Company who is not an officer or employee of the Company receives a director's fee at the annual rate of $25,000 and is also reimbursed for out-of-pocket expenses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION IN COMPENSATION DECISION

     To date, all decisions regarding the compensation of executive officers have been made by the entire Board of Directors. Accordingly, William Shaw, Jerome Shaw, Irwin B. Robins and James J. Groberg, executive officers of the Company, and Mark N. Kaplan (a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom, which was retained by the Company during the Company's 1994 fiscal year and is being retained during the Company's current fiscal year) participated in deliberations of the Company's Board of Directors concerning executive officer compensation during the year ended October 28, 1994. Each executive officer who is also a director does not participate in deliberations as to his own compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

     The following table sets forth information, as of February 15, 1995 (except as noted below), with respect to the beneficial ownership of the Company's Common Stock, its only class of voting or equity securities, by (a) each person who is known to the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (b) each of the directors of the Company, (c) each of the executive officers named in the Summary Compensation Table and (d) all directors and executive officers as a group:

           NAME AND ADDRESS                             AMOUNT AND NATURE
            OF BENEFICIAL                                 OF BENEFICIAL           PERCENT OF
                OWNER                                      OWNERSHIP(1)            CLASS(2)
           ----------------                             -----------------         ----------
           William Shaw                                  1,238,662(3)(4)             25.5%
           1221 Avenue of the Americas
           New York, NY  10020

           Jerome Shaw                                   1,075,950(3)(5)             22.1%
           2401 N. Glassell St.
           Orange, CA  92665

           Westport Asset Management, Inc.                 280,725(6)                 5.8%
           253 Riverside Avenue
           Westport, CT  06880

           James J. Groberg                                  9,019(7)                  *

           Irwin B. Robins                                   8,694                     *

           John R. Torell, III                               1,000                     *

           Mark N. Kaplan                                    1,000                     *

           Howard B. Weinreich                               7,349(8)                  *

           All Executive Officers and
           Directors as a Group                          2,346,209(9)                47.7%
           (10 persons)

(1) Except as noted, each named beneficial owner has sole voting and dispositive power with respect to their respective beneficially owned shares.

(2) Asterisk indicates less than 1%. Shares issuable upon exercise of options are considered outstanding only for the purpose of computing the percentage of outstanding Common Stock which would be owned by the optionee if the options were so exercised, but (except for the calculation of the beneficial ownership by all executive officers and directors as a group) are not considered outstanding for the purpose of computing the percentage of outstanding Common Stock owned by any other person.

(3) Includes 45,000 shares issuable upon exercise of the portion of options granted by the Company and held by Mr. Shaw which were exercisable on, or will become exercisable within 60 days of, February 15, 1995.

(4) Includes 33,187 shares owned of record by Mr. Shaw as sole trustee of a trust for the benefit of his wife, as to which Mr. Shaw disclaims beneficial ownership.

(5) Includes (i) 938,065 shares owned of record by Mr. Shaw and his wife as trustees of a revocable trust for their benefit, as to which they have shared voting and investment power (pursuant to the terms of the trust, Shaw may demand that these shares be transferred to him at any time) and
     (ii) 78,750 shares owned of record by Mr. Shaw and his wife as trustees of a trust for the benefit of one of their children, as to which Mr. and Mrs. Shaw may be deemed to have shared voting and investment power (the inclusion of which 78,750 shares is not an admission of beneficial ownership thereof by Mr. Shaw). Excludes 2,250 shares owned of record by Mr. Shaw's wife, as to which Mr. Shaw disclaims beneficial ownership.

(6) Based on a Schedule 13G dated January 25, 1995 filed by Westport Asset Management, Inc. ("Westport"), an investment advisor registered under the Investment Advisers Act of 1940. According to the Schedule 13G, Westport has shared voting power and shared dispositive power with respect to 272,325 of these shares. Most of the shares are held in certain discretionary managed accounts of Westport, but the 13G reports 8,400 shares are beneficially owned by officers and shareholders of Westport who disclaim the existence of a group.

(7) Includes 8,100 shares issuable upon exercise of the portion of options granted by the Company and held by Mr. Groberg which were exercisable on, or will become exercisable within 60 days of, February 15, 1995.

(8) Includes 2,500 shares issuable upon exercise of the portion of options granted by the Company and held by Mr. Weinreich which were exercisable on, or will become exercisable within 60 days of, February 15, 1995.

(9) Includes 102,350 shares issuable upon exercise of the portion of options granted by the Company and held by directors and officers (including those named above) which were exercisable on, or will become exercisable within sixty days of, February 15, 1995. Excludes 2,250 shares owned beneficially by spouses of directors and officers, as to which shares such directors and officers disclaim beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mark N. Kaplan, a director of the Company, is a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom, which firm has been retained by the Company during the year ended October 28, 1994 and is being retained by the Company during the Company's current fiscal year.





                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Volt Information Sciences, Inc.


                                        By: /s/ Jack Egan
                                           -----------------------------------
                                           Jack Egan
                                           Vice President-Corporate Accounting


Date:  March 6, 1995