Form 10-Q
period 1995-01-27
VOLT INFORMATION SCIENCES INC
filed 1995-03-13
CIK 103872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For Three Months Ended January 27, 1995

      Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from  ______________________ to ____________________

Commission File No. 1-9232

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
The number of shares of Common Stock, $.10 par value, outstanding as of March 7, 1995 was 4,815,047.

VOLT INFORMATION SCIENCES,INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

PART 1 - Financial Information


                                                              Three Months Ended
                                                        ------------------------------

                                                        January 27,        January 28,
                                                           1995                1994
                                                        -----------        -----------
                                                            (Dollars in thousands)
REVENUES
 Sales of services                                       $167,518           $130,216
 Sales of products                                         15,778             12,338
 Equity in net income (loss) of joint
  ventures--Note F                                         (1,448)                50
 Interest income                                              480                230
 Gains on sales of securities                                                      1
 Other income (expense) - net--Note B                        (268)                15
                                                         --------           --------
                                                          182,060            142,850
                                                         --------           --------

COSTS AND EXPENSES
 Cost of sales                                            152,305            122,871
  Services                                                 10,405              8,026
  Products                                                  9,751              8,865
 Selling and administrative                                 1,804              1,238
 Research, development & engineering                        2,796              2,644
 Depreciation and amortization                                (59)                96
 Foreign exchange (gain) loss - net                         1,686              2,075
 Interest expense                                        --------           --------
                                                          178,688            145,815
                                                         --------           --------

Income (loss) before income tax provision
 (benefit) and extraordinary item                           3,372             (2,965)
Income tax provision (benefit)--Note H                      1,349             (1,002)
                                                         --------           --------
Income (loss) before extraordinary item                     2,023             (1,963)
Extraordinary item--Note D                                                      (189)
                                                         --------           --------
Net income (loss)                                        $  2,023           $ (2,152)
                                                         ========           ========

                                                              (Per Share Data)

Income (loss) before extraordinary item                      $.42              $(.41)
Extraordinary item                                                              (.04)
                                                             ----              -----
Net income (loss)                                            $.42              $(.45)
                                                             ====              =====

Number of shares used in computation-- Note G           4,804,204          4,802,026
                                                        =========          =========

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE
SHEETS (UNAUDITED)

                                                       January 27,    October 28,
                                                          1995          1994 (a)
                                                       -----------    -----------
                                                         (Dollars in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $ 23,210        $ 17,049
  Short-term investments                                  1,974           4,974
  Trade accounts receivable less allowances of
    $4,113 (1995) and $4,027 (1994)--Note B             101,522          98,795
  Inventories--Note C                                    21,001          27,239
  Deferred income taxes                                   3,908           2,966
  Prepaid expenses and other assets                       5,519           4,387
                                                       --------        --------

TOTAL CURRENT ASSETS                                    157,134         155,410

INVESTMENTS IN SECURITIES                                 3,805           3,121


INVESTMENTS IN JOINT VENTURES--Note F                    12,123          11,997

PROPERTY, PLANT AND EQUIPMENT--
 at cost--Note D
 Land and buildings                                      33,491          33,513
 Machinery and equipment                                 43,200          42,175
 Leasehold improvements                                   2,882           2,819
                                                       --------        --------
                                                         79,573          78,507

 Less allowances for depreciation
   and amortization                                      28,546          28,555
                                                       --------        --------

                                                         51,027          49,952



DEPOSITS, RECEIVABLES AND OTHER ASSETS                    2,483           1,562

INTANGIBLE ASSETS--net of accumulated
 amortization of $3,643 (1995) and
 $3,495 (1994)                                            4,714           4,862
                                                       --------        --------
                                                       $231,286        $226,904
                                                       ========        ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Notes payable to banks                               $  5,219        $  4,925
Current portion of long-term
  debt--Note D                                            2,000           2,000
Accounts payable                                         19,286          25,018
Accrued expenses
  Wages and commissions                                  19,335          19,859
  Taxes other than income taxes                          10,069           8,917
  Insurance                                              17,656          15,039
  Other                                                   4,911           5,639
Customer advances and other liabilities                  15,088          11,610
Income taxes                                              2,330             564
                                                       --------        --------

TOTAL CURRENT LIABILITIES                                95,894          93,571

LONG-TERM DEBT--Note D                                   40,292          40,788

DEFERRED INCOME TAXES                                     2,869           2,700
                                                       --------        --------
                                                        139,055         137,059

STOCKHOLDERS' EQUITY--Notes
  D, E and F
   Preferred stock, par value $1.00
    Authorized--500,000 shares;
     issued--none
   Common stock, par value $.10
    Authorized--15,000,000 shares;
     issued - 7,790,780 shares (1995)
     and 7,789,580 shares (1994)                            779             779
Paid-in capital                                          44,006          43,830
Retained earnings                                        93,678          91,655
Unrealized foreign currency
  translation adjustment                                   (169)           (283)
Unrealized loss on
  marketable securities                                     (70)            (47)
                                                       --------        --------
                                                        138,224         135,934
Less common stock held in treasury,
  at cost--2,977,933 shares (1995)
  and 2,986,554 shares (1994)                            45,993          46,089
                                                       --------        --------
                                                         92,231          89,845

                                                       --------        --------
                                                       $231,286        $226,904
                                                       ========        ========

(a) The Balance Sheet at October 28, 1994 has been derived from the audited financial statements at that date.

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Three Months Ended
                                                        ------------------------------
                                                        January 27,        January 28,
                                                           1995               1994
                                                        -----------        -----------
                                                            (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                     $ 2,023             $(2,152)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Extraordinary loss                                                         189
      Depreciation and amortization                        2,796               2,644
      Equity in net (income) loss of joint ventures        1,448                 (50)
      Distributions from joint ventures                                          705
      Accounts receivable provisions                         625                 237
      Amortization of deferred debenture costs,
       debt discounts and other deferred expenses            202                 183
      (Gains) losses on foreign currency translation         (94)                 19
      Losses on dispositions of property, plant, and
       equipment                                              52                   7
      Deferred income tax benefit                         (1,118)                (56)
      Gains on sales of securities                                                (1)
      Changes in operating assets and liabilities:
       Increase in accounts receivable                    (3,673)             (2,720)
       Decrease in inventories                             6,131               3,878
       (Increase) decrease in prepaid expenses
          and other current assets                        (1,123)              1,186
       (Increase) decrease in other assets                  (974)                454
       Decrease in accounts payable                       (7,066)             (7,248)
       Increase (decrease) in accrued expenses             2,899                (474)
       Increase in customer advances and
          other liabilities                                3,508               5,087
       Increase (decrease) in income taxes payable         2,036                (628)
                                                         -------             -------
 NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                               7,672               1,260
                                                         -------             -------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued



                                                              Three Months Ended
                                                        ------------------------------
                                                        January 27,        January 28,
                                                           1995               1994
                                                        -----------        -----------
                                                            (Dollars in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
   Sales of investments                                                        3,863
   Maturities of investments                               7,000                 949
   Purchases of investments                               (4,718)             (1,282)
   Investment in joint venture                            (1,387)
   Proceeds from disposals of property, plant and
    equipment                                                123                  10
   Purchases of property, plant and equipment             (2,493)             (3,782)
                                                         -------            --------
    NET CASH APPLIED TO
    INVESTING ACTIVITIES                                  (1,475)               (242)
                                                         -------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt                                (500)            (20,000)
   Exercise of stock options                                  22
   Increase in notes payable to banks                        473                 263
                                                         -------            --------

   NET CASH APPLIED TO FINANCING ACTIVITIES                   (5)            (19,737)
                                                         -------            --------

Effect of exchange rate changes on cash                      (31)                 25
                                                         -------            --------

   NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                   6,161             (18,694)

Cash and cash equivalents, beginning of period            17,049              41,081
                                                         -------            --------
   CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                        $23,210            $ 22,387
                                                         =======            ========

SUPPLEMENTAL INFORMATION
Cash paid (received) during the period
 Interest expense                                        $ 2,571            $  4,299
 Income taxes, net of refunds                            $   336            $   (256)

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at January 27, 1995 and results of operations and cash flows for the three months ended January 27, 1995 and January 28, 1994. Operating results for the three months ended January 27, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending November 3, 1995.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 28, 1994. The accounting policies used in preparing these financial statements are the same as those described in the Company's Annual Report.

The Company's fiscal year ends on the Friday nearest October 31.

Note B--Accounts Receivable

In October 1993, the Company entered into a three-year agreement to sell, on a limited recourse basis, up to $25,000,000 of undivided interests in a designated pool of certain eligible accounts receivable. As collections reduce previously sold undivided interests, new receivables may be sold up to the $25,000,000 level. At January 27, 1995 and October 28, 1994, $10,000,000 and $25,000,000,
respectively, of accounts receivable had been sold under this agreement. The sold accounts receivable are reflected as a reduction of receivables in the accompanying balance sheets. The Company pays fees based on the purchaser's borrowing costs incurred on short-term commercial paper which financed the purchase of receivables. Other income (expense) in the accompanying 1995 and 1994 statements of operations include fees related to the agreement of $312,000 and $354,000 respectively.

The purchaser may terminate the agreement on a minimum of six months' notice. In addition, the agreement may be terminated if the Company does not maintain a minimum tangible net worth, as defined, or exceeds a maximum ratio of debt to tangible net worth.

Note C--Inventories

Inventories consist of:

                                           January 27,      October 28,
                                              1995             1994
                                           -----------      -----------
                                              (Dollars in thousands)
Services:
 Accumulated unbilled costs on:
  Service contracts                          $ 9,038          $ 9,521
  Long-term contracts                          4,686           10,277
                                             -------          -------
                                              13,724           19,798
                                             -------          -------
Products:
  Materials and work-in-process                3,368            3,700
  Service parts                                  972              949
  Finished goods                               2,937            2,792
                                             -------          -------
                                               7,277            7,441
                                             -------          -------
       Total                                 $21,001          $27,239
                                             =======          =======

The cumulative amounts billed, principally under long-term contracts, of $47,975,000 at January 27, 1995 and $39,179,000 at October 28, 1994 are credited against the related costs in inventory. Substantially all of the amounts billed have been collected.

Note D--Long-Term Debt

Long-term debt consists of the following:

                                                    January 27,      October 28,
                                                      1995               1994
                                                    -----------      -----------
                                                       (Dollars in thousands)
12-3/8% Senior Subordinated Debentures, due
 July 1, 1998--net of unamortized discount of
 $63,000 - 1995 and $67,000 - 1994 (a)                $32,792          $32,788
Term loan (b)                                           9,500           10,000
                                                      -------          -------
                                                       42,292           42,788
Less amounts due within one year                        2,000            2,000
                                                      -------          -------
 Total long-term debt                                 $40,292          $40,788
                                                      =======          =======

(a) The debentures provide for interest to be paid semi-annually on January 1 and July 1 and are redeemable at the option of the Company, in whole or in part, at 100% plus accrued interest. In October 1993, as a result of a financing agreement (see Note B), the Company called for the redemption and, in November 1993, redeemed $20,000,000 principal amount of debentures and in May 1994, an additional $10,000,000 of debentures which, together with previously redeemed and repurchased debentures, satisfied all future sinking fund requirements. The accompanying January 28, 1994 statement of operations reflects the early redemption of $20,000,000 of debentures, at par, which resulted in an extraordinary loss of $189,000, net of income taxes of $101,000, due to the
write-off of related discount and issuance costs.   The debentures are
subordinated to all existing and future senior indebtedness (as defined) of the Company. At January 27, 1995, the amount available for dividends, pursuant to the terms of the indenture under which the debentures are issued, was $24,649,000 and, if no dividend payments are made, the amount available for capital stock repurchases was $34,649,000. However, under the terms of the term loan agreement, at such date, only $7,891,000 was available for such payments (see (b) below).

(b) In October 1994, the Company entered into a $10,000,000 five-year loan agreement with National Westminster Bank which is secured by a deed of trust on land and buildings (book value at January 27, 1995 - $15,790,000). Concurrently, the Company repaid its $15,400,000 mortgage liability to Chemical Bank. The term loan bears interest at 7.86% per annum and is repayable in twenty quarterly principal installments of $500,000 together with interest. In October 1996, if certain conditions are met, the loan may be extended for two years with a subsequent reduction of principal payments to $225,000 per quarter and a final payment of $1,725,000 due October, 2001. The agreement contains various financial covenants, the most restrictive of which requires the Company to maintain a tangible net worth of $79,000,000. The obligation is of two subsidiaries and is guaranteed by the Company.

Note E--Stockholders' Equity

Changes in the major components of stockholders' equity for the three months ended January 27, 1995 are as follows:

                                             Common    Paid-In    Retained    Treasury
                                              Stock    Capital    Earnings       Stock
                                             ------    -------    --------    --------
                                                      (Dollars in thousands)
Balance at October 28, 1994                    $779    $43,830     $91,655    $(46,089)
Net income for the three months                                      2,023
Contribution to ESOP - 8,621 shares                        154                      96
Stock options exercised - 1,200 shares                      22
                                               ----    -------     -------    --------
Balance at January 27, 1995                    $779    $44,006     $93,678    $(45,993)
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

Note F--Summarized Financial Information of Joint Ventures

The Company owns 12-1/2% of the voting stock of Pacific Access Pty. Ltd. ("Pacific Access"), an international joint venture in Australia. This venture, which commenced operations in July 1991, assumed responsibility throughout Australia for the marketing, sales and compilation functions of all yellow pages directories of Telstra Corporation Ltd., ("Telstra"), the Australian Government-owned telephone company, under the terms of a twelve-year contract. The venture produces a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters. Telstra owns 50% of the voting stock of Pacific Access. In the event of a change in control of the Company, as defined, the Company may be required to sell its shares in the venture to Telstra at a formula price based on various factors, including earnings.

In July 1994, the Company entered into a long-term joint venture agreement to publish the official White Pages, Yellow Pages and Street Guides for Rio de Janeiro. The Company has invested $3,905,000 to acquire a 50% interest in the common shares together with 75% of the issued preferred stock of Telelistas Editora Ltda., a Brazilian company which has a contract to publish Rio's telephone directories on behalf of TELERJ, the government-owned telephone company. The agreement requires the Company to invest up to an additional $4,300,000 (which, together with the original investment, will represent 50% of the common shares and 75% of the agreed initial preferred stock and debt financing by the venturers) in the joint venture in fiscal year 1995 as well as to provide technology, expertise and key personnel in directory production, sales and marketing.

Consolidated retained earnings at January 27, 1995 included $3,680,000 representing the undistributed earnings of the joint ventures. Income taxes have been paid or provided on such earnings.

The following summarizes the financial information of the joint ventures:

                                                    January 27, 1995               October 28, 1994
                                                 ----------------------         ----------------------
                                                                 (Dollars in thousands)

                                                              Company's                      Company's
                                                   Total       Equity             Total       Equity
                                                 ---------    ---------         ---------    ---------
Current assets                                   $ 156,161                      $ 233,907
Noncurrent assets                                   16,761                         16,629
Current liabilities                               (123,906)                      (198,521)
                                                 ---------                      ---------
Equity of combined joint ventures                $  46,016                      $  52,015
                                                 =========                      =========
Equity of Australian joint ventures (a)          $  45,386     $ 9,234          $  48,987     $ 9,677
Equity of Brazilian joint venture                    3,630       2,889              3,028       2,320
                                                 ---------     -------          ---------     -------
                                                 $  49,016                      $  52,015
                                                 =========                      =========
Investments in joint ventures                                  $12,123                        $11,997
                                                               =======                        =======

(a) Pursuant to the Australian joint venture agreement, the initial capital contributions of all venturers, other than Telstra, exceeded their proportionate share of ownership interest in the corporate joint venture. The agreement provides that, upon liquidation of the venture, the venturers will be entitled to recover such excess contributions from the net assets of the venture.

                                                                 Three  Months  Ended
                                                 -----------------------------------------------------
                                                    January 27, 1995               October 28, 1994
                                                 ----------------------         ----------------------
                                                                 (Dollars in thousands)

                                                              Company's                      Company's
                                                  Total        Equity            Total        Equity
                                                 -------      ---------         -------      ---------
Revenues                                         $70,782                        $62,063

Costs and expenses                                79,104                         67,141
Income tax benefit                                (2,047)                        (1,870)
                                                 -------                        -------
Net loss                                         $(6,275)                       $(3,208)
                                                 =======                        =======

Net loss of Australian joint venture             $(5,032)      $  (629)         $(4,276)       $(484)
Net loss of Brazilian joint venture               (1,243)         (819)
Net income of United States joint venture (b)                                     1,068          534
                                                 -------       -------          -------        -----
                                                 $(6,275)                       $(3,208)
                                                 =======                        =======
Company's equity in net income (loss) of
joint ventures                                                 $(1,448)                        $  50
                                                               =======                         =====


(b) Effective February 28, 1994, the Company sold its 50% interest in the United States joint venture.

Note G--Per Share Data

Per share data are computed on the basis of the weighted average number of shares of common stock outstanding and, if applicable, the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

Note H--Income Taxes

Significant components of the income tax expense (benefit) attributable to operations are as follows:



                                Three Months Ended
                            --------------------------
                            January           January
                            27, 1995          28, 1994
                            --------          --------
                              (Dollars in thousands)
Current:
  Federal                    $ 1,658           $  (961)
  Foreign                        212                54
  State and local                597               (39)
                             -------           -------
                               2,467              (946)
                             -------           -------
Deferred:
  Federal                       (902)              (54)
  State and local               (216)               (2)
                             -------           -------
                              (1,118)              (56)
                             -------           -------
                             $ 1,349           $(1,002)
                             =======           =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 27, 1995 COMPARED TO THE THREE MONTHS ENDED JANUARY 28, 1994


The information which appears below relates to prior periods, the results of which are not necessarily indicative of the results which may be expected for any subsequent periods.

The following summarizes the results of operations by segment:

                                                         For The Three Months Ended
                                                      --------------------------------
                                                      January 27,          January 28,
                                                         1995                 1994
                                                      -----------          -----------
                                                           (Dollars in thousands)
Revenues:
  Technical Services and Temporary Personnel            $118,918             $ 96,172
  Electronic Publication and Typesetting Systems          16,000               12,493
  Telephone Directory                                     12,662               11,888
  Engineering and Construction                            14,603               14,147
  Computer Systems                                        22,251                8,813
  Equity in net income (loss) of joint ventures           (1,448)                  50
  Interest and other income-net                              212                  246
  Elimination of intersegment revenues                    (1,138)                (959)
                                                        --------             --------
                                                        $182,060             $142,850
                                                        ========             ========

Income (Loss) Before Income Taxes
 and Extraordinary Item

  Operating Profit (Loss):
  Technical Services and Temporary Personnel             $ 4,947             $  2,019
  Electronic Publication and Typesetting Systems             280                   48
  Telephone Directory                                     (1,032)                (358)
  Engineering and Construction                               344                  348
  Computer Systems                                         4,094                 (948)
  Eliminations                                               (22)                  23
                                                         -------              -------
Total Operating Profit                                     8,611                1,132

Equity in net income (loss) of joint ventures             (1,448)                  50
Interest and other income-net                                212                  246
General corporate expenses                                (2,376)              (2,222)
Interest expense                                          (1,686)              (2,075)
Foreign exchange gain (loss)--net                             59                  (96)
                                                         -------              -------
Income (Loss) Before Income Taxes
 and Extraordinary Item                                  $ 3,372             $ (2,965)
                                                         =======             ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 27, 1995 COMPARED TO THE THREE MONTHS ENDED JANUARY 28, 1994--Continued

Results of Operations - Consolidated

In 1995, revenues increased by $39,210,000, or 27%, to $182,060,000 and income before income taxes was $3,372,000, as compared to a loss, before income tax benefit and an extraordinary item, of $2,965,000 in 1994.

The Company's share of the net loss of its joint ventures was $1,448,000 in the first quarter of 1995, compared to a profit of $50,000 in 1994. The loss was due to a loss incurred by its Brazilian joint venture, a greater loss sustained by the Australian venture, and the absence of profits from its U.S. joint venture sold in February 1994. The Brazilian venture began in July 1994 and the loss is due to start-up costs. Lower margins caused the increased loss in the Australian venture, which produces a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters.

General corporate expenses increased by $154,000, or 7%, to $2,376,000 in 1995 to support the increased activities of the operating segments.

Research, development and engineering costs increased by $566,000, or 46%, to $1,804,000 in 1995, due primarily to increases in the Computer Systems, Telephone Directory and Electronic Publication and Typesetting Systems segments to develop new products.

Interest expense decreased by $389,000, or 19%, to $1,686,000 in 1995 compared to 1994 due to the redemption, in May 1994, of $10,000,000 of the Company's 12-3/8% Subordinated Debentures. In 1995 and 1994, other income was reduced by charges of $312,000 and $354,000, respectively, for costs incurred in conjunction with the sale of accounts receivable (see Note B of Notes to Condensed Consolidated Financial Statements). Other income was further reduced by sundry charges, while interest income increased in 1995 by $250,000 to $480,000, due to higher prevailing interest rates and funds available.

Results of Operations - By Segment

The Technical Services and Temporary Personnel segment's sales increased by $22,746,000, or 24%, to $118,918,000 and the operating profit increased by $2,928,000 to $4,947,000 in 1995. One new customer accounted for approximately $6,250,000 of the increase in sales. Although it is anticipated that services to that customer will continue to be rendered over the near-term, the customer may not always require the level of services now performed. The remainder of the sales growth is predominantly due to increased business with existing customers. The increase in operating profit was due to the increased sales volume and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 27, 1995 COMPARED TO THE THREE MONTHS ENDED JANUARY 28, 1994--Continued

improved margins due to lower payroll taxes, workers' compensation insurance and overheads expressed as a percentage of sales. Most of the contracts entered into are of a relatively short duration and competition is intense.

The Electronic Publication and Typesetting Systems segment sales increased by $3,507,000, or 28%, to $16,000,000 and the operating profit increased by $232,000 to $280,000 in 1995. The sales increase was attributable to increased shipments of machines to newspapers in both the domestic and foreign markets. The operating profit increase was due to higher sales throughout the segment.

The Telephone Directory segment's sales increased by $774,000, or 7%, to $12,662,000 while the operating loss increased by $675,000 to $1,032,000 in 1995. The sales increase in 1995 was primarily due to increased independent directory publishing volume of $1,547,000 from two new directories and the continued publication of a large directory in the first quarter of fiscal 1995 which was published in the second quarter of the prior year, partially offset by declines in telephone directory production of $585,000 due to decreased customer volumes. The operating loss increased despite the additional revenues, as new directories published, did not, and historically do not, achieve normal margins in their first year of publication. In addition, lower margins caused by lower telephone directory production sales volume and an increase in costs to develop new directory management systems contributed to the operating loss in 1995. This segment's services are rendered under various short and long-term contracts. A production contract with a customer that generated $9 million in revenue in the year ended October 28, 1994 expired during the first quarter of fiscal 1995, and was not renewed. Certain contracts expire in fiscal 1995 through 1997 and there can be no assurance that they will be renewed on satisfactory terms.

The Engineering and Construction segment's sales increased by $456,000, or 3%, to $14,603,000 and the operating profit decreased by $4,000 to $344,000 in 1995. The sales increase was due to increased volume with customers in its business systems installation division. Operating results slightly declined due to lower gross margins, resulting from the intensely competitive telephone plant construction, interconnect and engineering markets.

Sales of the Computer Systems segment increased by $13,438,000, or 152%, to $22,251,000 in 1995. The segment's operating profit was $4,094,000 in 1995 compared to a loss of $948,000 in 1994. The increase in sales and operating profit was due to customer acceptance in the first quarter of fiscal 1995 of two Delta Operating Service Systems (DOSS) which did not require customization. In fiscal years 1993 and 1994, the segment was awarded several additional contracts. Deliveries and installations under such contracts, which require significant customization, continue and customer acceptances are anticipated in fiscal years 1995 and 1996. Profitability rates on such contracts are not anticipated to be at the same levels as those earned on the DOSS contracts in the first quarter of fiscal 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 27, 1995 COMPARED TO THE THREE MONTHS ENDED JANUARY 28, 1994--Continued

Sales under DOSS contracts are generally reported upon customer acceptance. Accordingly, acceptance in a particular quarter may affect the comparability of results with other quarters.

Liquidity and Source of Capital

Cash and cash equivalents increased by $6,161,000 in the three months ended January 27, 1995 to $23,210,000 due to cash flows from operating activities. However, working capital decreased by $599,000 in the three months to $61,240,000 at January 27, 1995 due primarily to increases in property, plant and equipment.

Cash of $7,672,000 was provided from operating activities in 1995 compared to $1,260,000 in 1994. The increase was due primarily to the improvement in profitability and reduction of inventories.

The Company believes that its current financial position, working capital and future cash flow will be sufficient to fund operations and satisfy its debt obligations. The Company has outstanding bank borrowings of $5,219,000 at January 27, 1995, primarily supported by a $7,000,000 credit line with a domestic bank which expires in November 1995, unless renewed. In addition, the Company has the right to sell up to $15,000,000 of additional receivables under its existing sales program.

In November 1993 and May 1994, the Company redeemed $20,000,000 and $10,000,000, respectively, of its 12-3/8% Subordinated Debentures which, together with previously redeemed and repurchased debentures, satisfied all future sinking fund requirements. The Company repaid its $15,400,000 mortgage loan which was due December 1994 and replaced it with a $10,000,000 five-year loan agreement which is secured by a deed of trust on land and buildings.

At January 27, 1995, the Company's portfolio of investments had a market value of $5,779,000 and an amortized cost of $5,894,000. Gross unrealized holding losses of $115,000 are shown as a reduction of stockholders' equity.

The Company has no material capital commitments. The Company may determine from time-to-time in the future to buy additional shares of its Common Stock and/or Debentures in the market or in privately negotiated transactions.

PART II - Other Information

Items 1 through 5 were not applicable.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

15.01 Letter from Ernst & Young LLP

15.02 Letter from Ernst & Young LLP regarding interim financial information.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended January 27, 1995.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 VOLT INFORMATION SCIENCES, INC.
                                      (Registrant)



                                 BY /s/ JACK EGAN
                                    ----------------------------------
                                  (Signature)
Date:  March 10, 1995            JACK EGAN
                                 Vice President - Corporate Accounting
                                 (Principal Accounting Officer)

                                EXHIBIT INDEX


15.01    Letter from Ernst & Young LLP

15.02    Letter from Ernst & Young LLP regarding interim financial information.

27       Financial Data Schedule (filed with electronic version only)