Form 10-K405/A
period 1994-10-28
VOLT INFORMATION SCIENCES INC
filed 1995-04-28
CIK 103872

                                 FORM 10-K/A 2
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
/ X /    Annual Report Pursuant to Section 13 or 15(d) of the Securities
- -----    Exchange Act of 1934 (Fee Required)
         For the fiscal year ended October 28, 1994
                                  or
/   /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
- -----    Exchange Act of 1934 (No Fee Required)
         For the transition period from _______________ to _______________

         Commission File Number: 1-9232

                        VOLT INFORMATION SCIENCES, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                      13-5658129
- -------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

1221 Avenue of the Americas, New York, New York        10020
- -----------------------------------------------      ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (212) 704-2400

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
          Title of each class                            which registered
          -------------------                        ------------------------
12-3/8% Senior Subordinated Debentures,              Philadelphia Stock Exchange
            due July 1, 1998

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES / X /   NO /   /
                                               -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /
                -----

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
INDUSTRY SEGMENT DATA

                                                         October          October          October
                                                         28, 1994        29, 1993          30, 1992
                                                        ----------      ----------        ----------
                                                                    (Dollars in thousands)
SALES
Technical Services and Temporary
 Personnel:
  Sales to unaffiliated customers                       $433,443        $340,301          $320,591
  Intersegment sales                                       1,067           1,304               796
                                                        --------        --------          --------
                                                         434,510         341,605           321,387
                                                        --------        --------          --------
Electronic Publication and Typesetting
 Systems:
  Sales to unaffiliated customers                         64,659          57,081            56,608
  Intersegment sales                                         664           2,259               878
                                                        --------        --------          --------
                                                          65,323          59,340            57,486
                                                        --------        --------          --------
Telephone Directory:
  Sales to unaffiliated customers                         72,319          76,924            68,764
  Intersegment sales                                       1,836           2,020             2,231
                                                        --------        --------          --------
                                                          74,155          78,944            70,995
                                                        --------        --------          --------
Engineering and Construction:
  Sales to unaffiliated customers                         51,391          46,417            36,111
  Intersegment sales                                       1,285           1,056               197
                                                        --------        --------          --------
                                                          52,676          47,473            36,308
                                                        --------        --------          --------
Computer Systems:
  Sales to unaffiliated customers                         99,059 (a)      37,385            38,612
  Intersegment sales                                          76             196               212
                                                        --------        --------          --------
                                                          99,135          37,581            38,824
                                                        --------        --------          --------

Eliminations of intersegment sales                        (4,928)         (6,835)           (4,314)
                                                        --------        --------          --------
  Total sales                                           $720,871        $558,108          $520,686
                                                        ========        ========          ========

OPERATING PROFIT (LOSS)
Technical Services and Temporary Personnel              $ 16,337        $  7,360          $  5,955 (b)
Electronic Publication and Typesetting Systems             1,334           2,040             1,054
Telephone Directory                                        6,695           8,153             6,544 (b)
Engineering and Construction                                 792          (1,128)           (2,885)
Computer Systems                                          (2,168)         (8,549) (a)        2,043
Eliminations                                                  (8)           (310)             (346)
                                                        --------        --------          --------
   Total operating profit                                 22,982           7,566            12,365

Interest and other income (expense) - net                    790           2,125             3,074
Equity in net income of joint ventures                     3,055           4,940             6,807
Gain on sale of joint venture                              9,770
General corporate expenses                                (9,263)         (8,769)           (9,031)
Interest expense                                          (7,468)        (11,078)          (11,569)
Foreign exchange gain (loss)-net                             (39)           (378)              129
                                                        --------        --------          --------
Income (loss) before income taxes, extraordinary
 item and cumulative effect of a change
 in accounting                                          $ 19,827        $ (5,594)         $  1,775
                                                        ========        ========          ========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
INDUSTRY SEGMENT DATA--Continued


                                                          October             October          October
                                                         28, 1994            29, 1993         30, 1992
                                                        ----------          ----------       ----------
                                                                    (Dollars in thousands)
IDENTIFIABLE ASSETS
 Technical Services and Temporary
  Personnel                                             $ 40,230 (c)        $ 30,248 (c)     $ 51,756
 Electronic Publication and Typesetting
  Systems                                                 36,276              32,350           31,218
 Telephone Directory                                      28,941 (c)          31,830 (c)       34,294
 Engineering and Construction                             21,836              19,547           13,745
 Computer Systems                                         50,273              39,394           30,751
 Eliminations of intersegment items                                                              (645)
                                                         --------            --------         --------
                                                         177,556             153,369          161,119
 Cash, investments, joint ventures
  and other corporate assets                              49,348              82,523           65,383
                                                        --------            --------         --------
  Total assets                                          $226,904            $235,892         $226,502
                                                        ========            ========         ========

(a) The results of operations for fiscal 1993 include a pretax charge of $6,400,000 for estimated costs in excess of anticipated revenues under contracts for two major directory systems. This represents the loss incurred on such contracts. The completed contract method of accounting was used for these contracts, and as a result, revenues and the related costs (other than those costs in excess of anticipated revenues recognized in 1993) are recognized in income in the year of acceptance by the customer. In fiscal 1994, the Company received customer acceptance under one of such contracts, which, because of the pretax charge in the previous year related to such contract, had no effect on the Company's earnings for 1994, although revenue (and costs) of $59,000,000 were recognized in 1994.

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

For further information concerning the Company's operations and joint ventures,
see   "Management's  Discussion and  Analysis of Financial Condition and
Results of Operations".

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

Seasonality

Historically, the Company's results of operations have been lower in the first fiscal quarter as a result of reduced requirements for its technical and temporary personnel due to the holiday season. In addition, Pacific Access (see "Joint Ventures" above) produces a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters. The Uruguayan telephone directory operation produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter, and the DataNational telephone directory operation is adversely affected in the Company's first fiscal quarter due to the seasonality of its directory closing schedule.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information which appears below relates to prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. The following discussion should be read in conjunction with the Industry Segment Data in Item 1 of this Report, the Selected Financial Data in Item 6 of this Report and the Consolidated Financial Statements and Notes thereto in Item 8 of this Report.

Results of Operations - Summary

Revenues in fiscal 1994 increased by $169,313,000, or 30%, from fiscal 1993 as sales increased by $162,763,000, or 29%. The increase in sales resulted primarily from additional revenues of $59,000,000 from the completion and recognition of a long-term contract in the Computer Systems segment and a $92,905,000 increase in sales in the Technical Services and Temporary Personnel segment. Revenues in fiscal 1993 increased by $34,606,000, or 7%, from fiscal 1992 as sales increased by $37,422,000, or 7%, partially offset by lower joint venture and other income.

In fiscal 1994, the Company had income of $19,827,000 from operations before income taxes and extraordinary items, compared to a loss of $5,594,000 from operations before income taxes and a cumulative effect of a change in accounting in fiscal 1993, and income from operations before income taxes of $1,775,000 in fiscal 1992. The 1994 results include a $9,770,000 pretax gain on the sale of a joint venture. The principal increases in the segment income in 1994 were from Technical Services and Temporary Personnel, with an increase of $8,977,000, and Computer Systems, where losses were reduced by $6,381,000. The major reason for the loss in the Computer Systems segment in fiscal 1993 was the $6,400,000 pretax charge for non recoverable costs under two large contracts.

The extraordinary item in fiscal 1994 was a loss of $271,000 due to the early redemption at par of $30,000,000 face value of the Company's 12-3/8% Subordinated Debentures.

The cumulative effect of a change in accounting of $959,000 in fiscal 1993 was due to the Company adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Net income in fiscal 1994 was $11,773,000, compared to a net loss in fiscal 1993 of $2,715,000 and net income of $1,091,000 in fiscal 1992.

Results of Operations - By Segment

The Company's consolidated operating profit was $22,982,000 in fiscal 1994, compared to $7,566,000 in fiscal 1993 and $12,365,000 in fiscal 1992. (See Industry Segment Data in Item 1 of this Report and Note J of Notes to Consolidated Financial Statements in Item 8 of this Report).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS--Continued

The Technical Services and Temporary Personnel segment's sales increased by $92,905,000, or 27%, in fiscal 1994 to $434,510,000 and by $20,218,000, or 6%,
in fiscal 1993 to $341,605,000.   Operating profit of the segment increased by
$8,977,000, or 122%, to $16,337,000 in fiscal 1994 and by $1,405,000, or 24%, to $7,360,000 in fiscal 1993. Approximately $60,000,000 of the segment's sales increase in 1994 was the result of business with new customers, with pre-existing customers accounting for the balance of the increase. The increase in sales in 1993 was primarily the result of placements with new customers. The operating profit increase in fiscal 1994 was due to the increased sales volume, along with slightly improved gross margins and a 9/10 of 1 percentage point reduction in the percentage of overhead expended per sales dollar. In fiscal 1993, the operating profit increase was due to the increased sales volume with improved gross margins, partially offset by the effect of a reversal, in fiscal 1992, of prior years' business tax expenses of $1,070,000.

The Electronic Publication and Typesetting Systems segment's sales increased by $5,983,000, or 10%, to $65,323,000 in fiscal 1994 and increased by $1,854,000, or 3%, to $59,340,000 in fiscal 1993. The sales increases in fiscal 1994 and 1993 were primarily due to increased equipment sales in domestic and overseas markets (primarily, in 1994, in the Australian and Latin American markets). Despite the increase in sales, operating profits decreased by $706,000, or 35%, in fiscal 1994 to $1,334,000. The decrease was primarily due to a change in the product mix (a decrease in sales of some high margin products and an increase in sales of some low margin items which are in direct competition with other manufacturers) resulting in a reduction of 4 percentage points of gross margin. The decrease in gross margin was partially offset by an improvement of approximately 3 percentage points in overhead expended per sales dollar. The segment's operating profits increased by $986,000, or 94%, in fiscal 1993 to $2,040,000. The 1993 operating profit increase was due to the increased sales and a reduction in the percentage of overhead expended, partially offset by a slight decline in gross margins. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal years 1994, 1993 and 1992 of equipment introduced within three years of each of the fiscal years comprising 84%, 65% and 66%, respectively, of equipment sales.

The Telephone Directory segment's sales decreased by $4,789,000, or 6%, to $74,155,000 in fiscal 1994 and increased by $7,949,000, or 11%, to $78,944,000 in fiscal 1993. In fiscal 1994, the segment's operating profit decreased by $1,458,000, or 18%, to $6,695,000. In fiscal 1993, the segment's operating profit increased by $1,609,000, or 25%, to $8,153,000. The 1994 sales decline is primarily due to the absence in 1994 of revenue from the sale of two automated directory systems which occurred in 1993, and were not replaced by similar sales in fiscal 1994, partially offset by a 20% increase in publication sales of independent directories. The 1993 sales increase was primarily due to increases in the Uruguayan publication operation and the sales of the two automated directory management systems, while telephone directory production revenue declined by 3% due to the expiration in 1993 of certain contracts. The operating profit decline in 1994 was due to the absence of high margin automated directory system shipments made in 1993. Operating

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS--Continued

profit increased in fiscal 1993 due to the increased sales volume, sales of certain high margin automated directory system shipments and overhead cost reductions. This segment's services are rendered under various short and long-term contracts. A contract with a customer that generated $9 million in revenue in fiscal 1994 expires in early fiscal 1995 and will not be renewed. Other contracts expire in fiscal 1995 through 1997, and there can be no assurance that they will be renewed or replaced on similar terms.

The Engineering and Construction segment's sales increased by $5,203,000, or 11%, to $52,676,000 in fiscal 1994 and by $11,165,000, or 31%, to $47,473,000 in fiscal 1993. In fiscal 1994, this segment had a profit of $792,000, compared to a loss of $1,128,000 in 1993 and a loss of $2,885,000 in 1992. The 1994 sales increase was due to a 75% increase in advanced technology services and installation services partially offset by a 4% decline in engineering revenue. The fiscal 1993 sales increase was due to increased construction and installation services offset by declines in engineering revenue. Operating results improved in fiscal 1994 and 1993 due to increased sales volume and improved gross margins.

The Computer Systems segment's sales increased by $61,554,000, or 164%, to $99,135,000 in fiscal 1994 and decreased by $1,243,000, or 3%, to $37,581,000
in fiscal 1993.   The segment's operating loss narrowed in 1994 by $6,381,000, or 75%, to $2,168,000 from $8,549,000 in 1993.  The 1994 sales increase was due to customer acceptance which enabled the Company to recognize revenues of $64,500,000 on two major Delta Operator Service Systems (DOSS) and increased maintenance revenue. Operating profit improved in 1994, primarily due to the absence in 1994 of a $6,400,000 charge taken in 1993 for estimated costs in excess of anticipated revenues under one of these contracts and another contract. Under the completed contract method of accounting, revenues together with related costs equivalent to such revenues are recognized in income in the year of acceptance by the customer. In fiscal 1994, the Company received customer acceptance under one of such contracts, which, because of the pretax charge in the previous year, had no effect on the Company earnings for 1994, although revenue (and costs) of $59,000,000 were recognized in 1994. While sales from this contract are not recurring, as noted below, the Company has received other contracts. Other factors in the improved profitability of the segment in fiscal 1994 were the acceptance of a third contract and the increased maintenance revenues. During fiscal 1993, a pilot DOSS system was installed at another telecommunications customer and is now being used commercially by the customer. In fiscal 1994, a follow-up production system was delivered to that customer and is in the process of final acceptance testing. In fiscal years 1993 and 1994, the segment was awarded several additional contracts, two of which necessitated the opening of a new branch facility. Deliveries and installations under such contracts, which require significant customization, continue and customer acceptances are anticipated in fiscal years 1995 and 1996. Since sales under DOSS contracts are generally reported upon customer acceptance, acceptance in a particular year may affect the comparability of results with other years.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting results of operations were:

Interest income decreased by $45,000, or 3%, in fiscal 1994 and by $171,000, or 11%, in fiscal 1993. The decrease in both years was primarily due to reduced funds available for investments in interest-bearing securities, (see "Liquidity and Capital Resources", below) and in 1993, lower prevailing interest rates.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS--Continued

The Company's equity in the income of its joint ventures was $3,055,000 in 1994, a decrease of $1,885,000, or 38%, and $4,940,000 in 1993, a decrease of
$1,867,000, or 27%.  In February 1994, the Company sold for $16,400,000 its 50%
interest in Pacific Volt Information Systems, a joint venture, which composed telephone directories in California under a contract that was due to expire in 1996. The sale resulted in a pretax gain of $9,770,000. The results for the twelve months include only four months of income attributable to this joint venture, or $661,000, compared to $2,327,000 in 1993 and $3,824,000 in 1992.
Profits of the joint venture were down 39% in 1993 due to reduced sales. The Company's share of the income of its Australian joint ventures declined in 1994 by 1%, and in 1993 by 12%, primarily due to an arrangement which ended in 1993 in which the Company's share of the joint venture's income exceeded its 12-1/2% ownership. The Australian venture produces a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters.

Selling and administrative expenses increased by $2,967,000, or 7%, to $43,075,000 in 1994 and by $1,181,000, or 3%, to $40,108,000 in 1993 to support the 29% and 7% increases in sales in the two years. These expenses expressed as a percentage of sales were 6.0%, 7.2% and 7.5% for fiscal years 1994, 1993 and 1992, respectively.

Research and development expenditures increased $432,000, or 7%, in 1994 and $136,000, or 2%, in 1993. The 1994 increase was comprised of a $1,545,000 increase in the Computer Systems segment, partially offset by decreases in the Telephone Directory and Electronic Publication and Typesetting Systems segments of $696,000 and $417,000, respectively. The 1993 increase was attributable to the Telephone Directory segment.

Depreciation and amortization increased by $554,000, or 5%, to $10,745,000 in 1994 and decreased by $932,000, or 8%, to $10,191,000 in 1993. The 1994
increase is due to increased fixed asset expenditures in 1993 and 1994, while the 1993 decrease is due to reduced fixed asset expenditures in earlier years.

Foreign exchange losses in fiscal year 1994 were lower than in 1993 due to increased stability of European currency markets in 1994. The gain in fiscal year 1992 was primarily attributable to bank debt denominated in Uruguayan currency which was highly volatile.

Interest expense decreased by $3,610,000, or 33%, to $7,468,000 in 1994 and by $491,000, or 4%, to $11,078,000 in 1993. The decreases in 1994 and 1993 were due to reductions in the interest rate on a mortgage loan and to the repurchase of a portion of the Company's 12-3/8% Subordinated Debentures. The Company has established additional financing at lower costs through the sale of accounts receivable, proceeds from which were used to call and redeem $20,000,000 of debentures in November 1993. An additional $10,000,000 of debentures were redeemed in May 1994 using the proceeds from the sale of a 50%-owned joint venture. In fiscal 1994 and 1993, other income was reduced by charges of $1,557,000 and $849,000 respectively, for costs incurred in conjunction with the sale of accounts receivable. These costs partially offset the savings in interest expense (see Note C of Notes to Consolidated Financial Statements).

See Note F of Notes to Consolidated Financial Statements for information concerning the Company's effective tax rates for fiscal 1992 through fiscal 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS--Continued

The cumulative effect of a change in accounting for income taxes of $959,000 in fiscal 1993 relates to the adoption by the Company of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", in the first quarter of 1993. Due to the uncertainty as to their future utilization, tax benefits have not been recognized for certain loss and credit carryforwards by establishing a valuation allowance which will be periodically evaluated.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $24,032,000 in fiscal year 1994 to $17,049,000 and working capital increased by $750,000 in fiscal 1994 to $61,839,000 at October 28, 1994.

Cash flows from operating activities contributed $14,513,000 to cash flows. Many factors, reflected in the accompanying Consolidated Statements of Cash Flows, affected the amount of cash flows from operating activities. Primary among the factors providing cash flows to operating activities in fiscal 1994 were the Company's net income of $11,773,000, a non-cash expense of $10,745,000 for depreciation and amortization, and increases in accrued expenses of $11,164,000 and customer advances of $4,928,000 due to the increased level of activities, with the balance being contributed by several items. Among the principal uses of cash in operating activities in fiscal 1994 were an increase in the level of accounts receivable of $27,226,000 due to the increased level of activity and a gain of $9,770,000 on the sale of a joint venture (the proceeds relating to which are included in investing activities).

The principal factors in the application of $1,228,000 to investment activities were the purchase of property, plant and equipment for $14,916,000 and investment in joint ventures for $2,517,000, offset, in part, by the proceeds of $16,382,000 received from the sale of a joint venture.

Cash of $36,348,000 was applied to financing activities. In November 1993, the Company redeemed $20,000,000 of its 12-3/8% Subordinated Debentures and, in May 1994, redeemed an additional $10,000,000 of the debentures which, together with previously redeemed and repurchased Debentures, has satisfied all future sinking fund requirements until the debentures mature in 1998. In addition, the Company repaid a $15,400,000 mortgage loan which was due in December 1994, refinancing that mortgage with a $10,000,000 five-year loan which is secured by a deed of trust on land and buildings.

The Company believes that its current financial position, working capital and future cash flows will be sufficient to fund its presently contemplated operations and satisfy its debt obligations. The Company has no material capital commitments. The Company may determine, from time-to-time in the future, to buy additional shares of its common stock and/or debentures in the market or in privately negotiated transactions. In addition to its cash and cash equivalents, at October 28, 1994, the Company's investment portfolio included investments at a carrying value of $8,095,000. The Company also has a $7,000,000 credit line with a domestic bank under a revolving credit agreement which expires in November 1995, unless renewed. The Company has outstanding bank borrowings under that line of $4,925,000 at October 28, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VOLT INFORMATION SCIENCES, INC.

Dated:  New York, New York
        April 28, 1995                     /s/ Jack Egan
                                           ------------------------------------
                                           Jack Egan
                                           Vice President, Corporate Accounting
                                           (Principal Accounting Officer)