Form 10-Q
period 1995-04-28
VOLT INFORMATION SCIENCES INC
filed 1995-06-12
CIK 103872

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For Six Months Ended April 28, 1995

         Or


/   /  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from ______________________ to _____________________

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

                                           Yes   X    No
                                                ---      ---
The number of shares of Common Stock, $.10 par value, outstanding as of June 7, 1995 was 4,818,897.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

Item 1.     Financial Statements

                 Condensed Consolidated Statements of Income
                 Six Months and Three Months Ended
                 April 28, 1995  and April 29, 1994                            3

                 Condensed Consolidated Balance Sheets
                 April 28, 1995 and October 28, 1994                           4

                 Condensed Consolidated Statements of Cash Flows
                 Six Months Ended April 28, 1995 and April 29, 1994            5

                 Notes to Condensed Consolidated Financial Statements          7


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            Six Months and Three Months Ended April 28, 1995 Compared to
            the Six Months and Three Months Ended April 29, 1994              14


PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  22


SIGNATURE                                                                     23

PART I - FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                                     Six Months Ended                Three  Months Ended
                                                                     ----------------                -------------------
                                                                 April 28,        April 29,       April 28,        April 29,
                                                                   1995             1994            1995             1994
                                                                 ---------        ---------       ---------        ---------
                                                                                      (Dollars in thousands)
REVENUES:
  Sales of services                                              $342,539         $276,026         $175,021         $145,810
  Sales of products                                                31,353           28,213           15,575           15,875
  Equity in net income (loss)
  of joint ventures--Note F                                        (1,353)             990               95              940
  Gain on sale of joint venture--Note F                                              9,770                             9,770
  Interest income                                                     953              542              473              312
  Losses on sales of securities                                                         (8)                               (9)
  Other income (expense) - net--Note B                               (242)            (201)              26             (216)
                                                                 --------         --------         --------         --------
                                                                  373,250          315,332          191,190          172,482
                                                                 --------         --------         --------         --------
COSTS AND EXPENSES:
  Cost of sales
    Services                                                      314,159          257,696          161,854          134,825
    Products                                                       20,397           18,382            9,992           10,356
  Selling and administrative                                       20,134           19,657           10,383           10,792
  Research, development & engineering                               3,876            3,577            2,072            2,339
  Depreciation and amortization                                     5,765            5,304            2,969            2,660
  Foreign exchange (gain) loss - net                                  (11)             121               48               25
  Interest expense                                                  3,422            4,038            1,736            1,963
                                                                 --------         --------         --------         --------
                                                                  367,742          308,775          189,054          162,960
                                                                 --------         --------         --------         --------
Income before income tax provision
 and extraordinary item                                             5,508            6,557            2,136            9,522
Income tax provision--Note H                                        2,055            2,719              706            3,721
                                                                 --------         --------         --------         --------
Income before extraordinary item                                    3,453            3,838            1,430            5,801
Extraordinary item--Note D                                                            (189)
                                                                 --------         --------         --------         --------
Net income                                                         $3,453           $3,649           $1,430           $5,801
                                                                 ========         ========         ========         ========
                                                                                        (Per Share Data)

Income before extraordinary item                                     $.72             $.80             $.30            $1.21
Extraordinary item                                                                    (.04)
                                                                     ----             ----             ----            -----
Net income                                                           $.72             $.76             $.30            $1.21
                                                                     ====             ====             ====            =====
Number of shares used in computation
  -- Note G                                                     4,810,182        4,802,466        4,816,161        4,802,905
                                                                =========        =========        =========       ==========

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                     April 28,    October 28,
                                                       1995         1994 (a)
                                                     ---------    -----------
                                                      (Dollars in thousands)
 ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                          $ 13,506       $ 17,049
   Short-term investments                                1,989          4,974
   Trade accounts receivable less allowances of
     $3,911 (1995) and $4,027 (1994)--Note B           108,476         98,795
   Inventories--Note C                                  24,718         27,239
   Recoverable income taxes                                135
   Deferred income taxes                                 1,080          2,966
   Prepaid expenses and other assets                     5,397          4,387
                                                      --------       --------

   TOTAL CURRENT ASSETS                                155,301        155,410


 INVESTMENTS IN SECURITIES                               3,933          3,121


 INVESTMENTS IN JOINT VENTURES--Note F                  13,405         11,997

 PROPERTY, PLANT AND EQUIPMENT--
    at cost--Note D
    Land and buildings                                  33,496         33,513
    Machinery and equipment                             44,377         42,175
    Leasehold improvements                               2,935          2,819
                                                      --------       --------
                                                        80,808         78,507



    Less allowances for depreciation
    and amortization                                    29,318         28,555
                                                      --------       --------

                                                        51,490         49,952


DEPOSITS, RECEIVABLES AND
OTHER ASSETS                                             2,578          1,562


INTANGIBLE ASSETS--net of accumulated
     amortization of $3,806 (1995)
     and $3,495 (1994)                                   5,646          4,862

                                                      --------       --------
                                                      $232,353       $226,904
                                                      ========       ========


LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES
   Notes payable to banks                             $  4,910       $  4,925
   Current portion of long-term
      debt--Note D                                      12,000          2,000
   Accounts payable                                     20,408         25,018
   Accrued expenses
     Wages and commissions                              20,736         19,859
     Taxes  other than  income taxes                     7,697          8,917
     Insurance                                          19,123         15,039
     Other                                               5,489          5,639
   Customer advances and other liabilities              15,368         11,610
   Income taxes                                                           564
                                                      --------       --------
   TOTAL CURRENT LIABILITIES                           105,731         93,571


LONG-TERM DEBT--Note D                                  29,795         40,788

DEFERRED INCOME TAXES                                    3,169          2,700
                                                      --------       --------
                                                       138,695        137,059

STOCKHOLDERS' EQUITY--Notes
   D, E and F
   Preferred  stock, par value $1.00
     Authorized--500,000 shares;
       issued--none
 Common  stock, par  value $.10
     Authorized--15,000,000 shares;
        issued - 7,796,830 shares (1995)
        and 7,789,580 shares (1994)                        780            779
 Paid-in capital                                        44,127         43,830
 Retained earnings                                      95,108         91,655
 Unrealized foreign currency
        translation adjustment                            (322)          (283)
 Unrealized loss on
 marketable securities                                     (42)           (47)
                                                      --------       --------
                                                       139,651        135,934


 Less common stock held in treasury
              at cost--2,977,933 shares (1995)
       and 2,986,554 (1994)                            (45,993)       (46,089)
                                                      --------       --------
                                                        93,658         89,845
                                                      --------       --------

                                                      $232,353       $226,904
                                                      ========       ========



        (a) The Balance Sheet at October 28, 1994 has been derived from the audited financial statements at that date.

See accompanying notes.
                                       -4-

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                               Six Months Ended
                                                            ------------------------
                                                            April 28,      April 29,
                                                              1995           1994
                                                            ---------      ---------
                                                            (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $  3,453        $  3,649
   Adjustments to reconcile net income to cash
     provided by operating activities:
     Extraordinary loss                                                          189
     Depreciation and amortization                             5,765           5,304
     Equity in net (income) loss of joint ventures             1,353            (990)
     Gain on sale of joint venture                                            (9,770)
     Distributions from joint ventures                                         1,153
     Accounts receivable provisions                              965           1,134
     Amortization of deferred debenture costs,
       debt discounts and other deferred charges                 427             339
     (Gains) losses on foreign currency translation              174            (258)
     Gains on dispositions of fixed assets                        (7)            (13)
     Deferred income tax provision (benefit)                   2,074             (40)
     (Gains) losses on sales of securities                        (7)              8
     Other                                                        31              27
     Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable             (10,855)          5,398
       (Increase) decrease in inventories                      1,812          (1,780)
       Increase in recoverable income taxes                     (135)
         Increase in prepaid expenses
        and other current assets                              (1,030)         (1,211)
         (Increase) decrease in deposits, receivables
          and other assets                                    (1,125)            800
       Decrease in accounts payable                           (4,407)         (4,542)
       Increase in accrued expenses                            3,962           5,763
       Increase in customer advances and
        other liabilities                                      3,702           5,106
       Increase (decrease) in income tax liability              (294)          2,878
                                                            --------        --------
   NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                              5,858          13,144
                                                            --------        --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued


                                                            Six Months Ended
                                                         -----------------------
                                                         April 28,     April 29,
                                                           1995           1994
                                                         ---------     ---------
                                                          (Dollars in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
    Sales of investments                                                   6,851
    Maturities of investments                              8,000             949
    Purchases of investments                              (5,811)         (4,236)
    Investment in joint ventures                          (2,824)
    Proceeds from disposal of property,
     plant and equipment                                     370              92
    Purchases of property, plant and equipment            (7,016)         (6,656)
    Proceeds from the sale of a joint venture                             16,383
    Other                                                 (1,125)
                                                        --------        --------
    NET CASH PROVIDED BY (APPLIED TO)
     INVESTING ACTIVITIES                                 (8,406)         13,383
                                                        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of long-term debt                             (1,000)        (20,000)
    Exercise of stock options                                143
    Increase (decrease) in notes payable to banks             88          (1,290)
                                                        --------        --------
    NET CASH APPLIED TO FINANCING
     ACTIVITIES                                             (769)        (21,290)
                                                        --------        --------
Effect of exchange rate changes on cash                     (226)            127
                                                        --------        --------
    NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                (3,543)          5,364

Cash and cash equivalents, beginning of period            17,049          41,081
                                                        --------        --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                         $ 13,506        $ 46,445
                                                        --------        --------
SUPPLEMENTAL INFORMATION
 Cash paid (received) during the period
 Interest expense                                       $  3,315        $  4,997
 Income taxes, net of refunds                           $    350        $    (73)




See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at April 28, 1995 and results of operations for the six and three months ended April 28, 1995 and April 29, 1994 and cash flows for the six months ended April 28, 1995 and April 29, 1994. Operating results for the six and three months ended April 28, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending November 3, 1995.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 28, 1994. The accounting policies used in preparing these financial statements are the same as those described in the Company's Annual Report.

The Company's fiscal year ends on the Friday nearest October 31.

Note B--Accounts Receivable

In October 1993, the Company entered into a three-year agreement to sell, on a limited recourse basis, up to $25,000,000 of undivided interests in a designated pool of certain eligible accounts receivable. In March 1995, the Company increased this limit to $45,000,000. As collections reduce previously sold undivided interests, interests in new receivables may be sold up to the $45,000,000 level. At April 28, 1995, and October 28, 1994, $10,000,000 and
$25,000,000, respectively, of interests in accounts receivable had been sold under this agreement. The sold accounts receivable are reflected as a reduction of receivables in the accompanying balance sheets. The Company pays fees based on the purchaser's borrowing costs incurred on short-term commercial paper which financed the purchase of receivables. Other income (expense) in the accompanying statements of income reflects $690,000 and $708,000 for such fees in the six months ended, and $378,000 and $354,000 in the three months ended, April 28, 1995 and April 29, 1994, respectively.

The program extends through March 15, 1998; however, the purchaser may terminate the agreement on a minimum of six months' notice. In addition, the agreement may be terminated if the Company does not maintain a stated minimum tangible net worth, as defined, or exceeds a stated maximum ratio of debt to tangible net worth.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Inventories

Inventories consist of:


                                      April 28,    October 28,
                                        1995          1994
                                      ---------    -----------
                                      (Dollars in thousands)
Services:
 Accumulated unbilled costs on:
  Service contracts                   $11,710       $ 9,521
  Long-term contracts                   5,136        10,277
                                      -------       -------
                                       16,846        19,798
                                      -------       -------
Products:
  Materials and work-in-process         3,608         3,700
  Service parts                         1,139           949
  Finished goods                        3,125         2,792
                                      -------       -------
                                        7,872         7,441
                                      -------       -------
            Total                     $24,718       $27,239
                                      =======       =======

The cumulative amounts billed, principally under long-term contracts, of $55,418,000 at April 28, 1995 and $39,179,000 at October 28, 1994 are credited against the related costs in inventory. Substantially all of the amounts billed have been collected.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Long-Term Debt

Long-term debt consists of the following:


                                                      April 28,     October 28,
                                                        1995           1994
                                                      ---------     -----------
                                                    (Dollars in thousands)

12-3/8% Senior Subordinated Debentures, due
   July 1, 1998--net of unamortized discount of
   $60,000 - 1995 and $67,000 - 1994 (a)              $32,795       $32,788
Term loan (b)                                           9,000        10,000
                                                      -------       -------
                                                       41,795        42,788
Less amounts due within one year                       12,000         2,000
                                                      -------       -------
       Long-term debt                                 $29,795       $40,788
                                                      =======       =======

(a) The debentures provide for interest to be paid semi-annually on January 1 and July 1 and are redeemable at the option of the Company, in whole or in part, at 100% plus accrued interest. The accompanying statement of income for the six months ended April 29, 1994 reflects an extraordinary charge of $189,000, net of an income tax benefit of $101,000, related to the redemption of $20,000,000 of debentures. In April 1995, the Company called, and on May 8, 1995 redeemed an additional $10,000,000 of the debentures which, together with previously redeemed and repurchased debentures, reduces the remaining principal amount to $22,855,000, which is due July 1, 1998. The debentures are subordinated to all existing and future senior indebtedness (as defined) of the Company. At April 28, 1995, the amount available for dividends, pursuant to the terms of the indenture under which the debentures are issued, was $25,479,000 and, if no dividend payments are made, the amount available for capital stock repurchases was $35,479,000. However, under the terms of the term loan agreement, at such date, only $8,314,000 was available for such payments (see (b) below).

(b) In October 1994, two subsidiaries of the Company entered into a $10,000,000 five-year loan agreement with National Westminster Bank which is secured by a deed of trust on land and buildings (book value at April 28, 1995 - $15,700,000). The obligation is guaranteed by Volt. The term loan bears interest at 7.86% per annum and is repayable in twenty quarterly principal installments of $500,000, together with interest. In October 1996, if certain conditions are met, the loan may be extended for two years with a subsequent reduction of principal payments to $225,000 per quarter and a final payment of $1,725,000, due October, 2001. The agreement contains various financial covenants, the most restrictive of which requires the Company to maintain a tangible net worth of $79,000,000. As a result, only $8,314,000 was available for the payment of dividends and stock repurchases at April 28, 1995.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Stockholders' Equity

Changes in the major components of stockholders' equity for the six months ended April 28, 1995 are as follows:


                                              Common         Paid-In       Retained       Treasury
                                              Stock          Capital       Earnings        Stock
                                             --------       --------       --------       --------
                                                  (Dollars in thousands)

Balance at October 28, 1994                  $    779       $ 43,830       $ 91,655       $(46,089)
Net income for the six months                   3,453
Contribution to ESOP - 8,621 shares               154             96
Stock options exercised - 7,250 shares              1            143
                                             --------       --------       --------       --------
Balance at April 28, 1995                    $    780       $ 44,127       $ 95,108       $(45,993)
                                             ========       ========       ========       =========

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

In July 1994, the Company entered into a long-term joint venture agreement to publish the official White Pages, Yellow Pages and Street Guides for Rio de Janeiro. The Company has invested $5,341,000 to acquire a 50% interest in the common shares, together with 75% of the issued preferred stock, of Telelistas Editora Ltda., a Brazilian company which has a contract to publish Rio's telephone directories on behalf of TELERJ, the government-owned telephone company. The agreement requires the Company to invest up to an additional $2,863,000 (which, together with the original investment, will represent 50% of the common shares and 75% of the agreed initial preferred stock and debt financing by the venturers) in the joint venture in fiscal year 1995 as well as to provide technology, expertise and key personnel in directory production, sales and marketing.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Summarized Financial Information of Joint Ventures--(Continued)

As a result of the funding requirements, during the start-up period the Company is recognizing 75% of the losses incurred by the venture. At such time as the venture becomes profitable, the Company will recognize 75% of the venture's net income until start-up losses are recovered and 50% of any profits subsequent, thereto.

Consolidated retained earnings at April 28, 1995 included $4,771,000, representing the undistributed earnings of Pacific Access. Income taxes have been paid or provided on such earnings.

The following summarizes the financial information of the joint ventures:


                                                  April 28, 1995                   October 28, 1994
                                            ---------------------------        -------------------------
                                                               (Dollars in thousands)

                                                              Company's                        Company's
                                               Total           Equity            Total          Equity
                                             ---------        ---------        ---------       ---------
Current assets                               $ 185,592                         $ 233,907
Noncurrent assets                               16,337                            16,629
Current liabilities                           (145,309)                         (198,521)
                                             ---------                         ---------
Equity of combined joint ventures            $  56,620                         $  52,015
                                             =========                         =========

Equity of Australian joint venture (a)       $  52,354        $  10,061        $  48,987       $   9,677
Equity of Brazilian joint venture                4,266            3,344            3,028           2,320
                                             ---------        ---------        ---------       ---------
                                             $  56,620                         $  52,015
                                             =========                         =========
Investments in joint ventures                                 $  13,405                        $  11,997
                                                              =========                        =========

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Summarized Financial Information of Joint Ventures--(Continued)


                                                                          Six Months Ended
                                                    -----------------------------------------------------------
                                                          April 28, 1995                   April 29, 1994
                                                    --------------------------       --------------------------
                                                                       (Dollars in thousands)
                                                                     Company's                        Company's
                                                      Total           Equity            Total         Equity
                                                    ---------        ---------       ----------       ---------
Revenues                                            $ 215,736                         $ 202,146

Costs and expenses                                    210,318                           196,606
Income tax provision                                    4,230                             1,645
                                                    ---------                         ---------
Net income                                          $   1,188                         $   3,895
                                                    =========                         =========
Net income of Australian joint venture              $   3,707        $     448        $   2,423       $     329
Net loss of Brazilian joint venture (b)                (2,519)          (1,801)
Net income of United States joint venture (c)                                             1,472             661
                                                    ---------        ---------        ---------       ---------
                                                    $   1,188                         $   3,895
                                                    =========                         =========
Company's equity in net income (loss)
  of joint ventures                                                  $  (1,353)                       $     990
                                                                     =========                        =========


                                                                       Three Months Ended
                                                   -----------------------------------------------------------
                                                          April 28, 1995                April 29, 1994
                                                   ---------------------------        ------------------------
                                                                     (Dollars in thousands)
                                                                     Company's                       Company's
                                                       Total          Equity           Total           Equity
                                                    ---------        ---------        ---------      ---------
Revenues                                            $ 144,954                         $ 140,083

Costs and expenses                                    131,214                           129,465
Income tax provision                                    6,277                             3,515
                                                    ---------                         ---------
Net income                                          $   7,463                         $   7,103
                                                    =========                         =========
Net income of Australian joint venture              $   8,739        $   1,077        $   6,699       $     813
Net loss of Brazilian joint venture (b)                (1,276)            (982)
Net income of United States joint venture (c)                                               404             127
                                                    ---------        ---------        ---------       ---------
                                                    $   7,463                         $   7,103
                                                    =========                         =========
Company's equity in net income of
 joint ventures                                                      $      95                        $     940
                                                                     =========                        =========

(b) The Company's portion of the net loss of the Brazilian joint venture included losses on foreign currency of $394,000 and $409,000 for the six and three months ended April 28, 1995, respectively.

(c) Effective February 28, 1994, the Company sold its 50% interest in the United States joint venture.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note G--Per Share Data

Per share data are computed on the basis of the weighted average number of shares of common stock outstanding and, if applicable, the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

Note H--Income Taxes

Significant components of the income tax provision attributable to operations are as follows:


                            Six Months Ended            Three Months Ended
                            ----------------            ------------------
                         April 28,     April 29,      April 28,      April 29,
                           1995          1994           1995           1994
                         ---------     ---------      ---------      ---------
                                    (Dollars in thousands)
Current:
  Federal               $  (763)       $ 1,985        $(2,421)       $ 2,946
  Foreign                   519            232            307            178
  State and local           225            542           (372)           581
                        -------        -------        -------        -------
                            (19)         2,759         (2,486)         3,705
                        -------        -------        -------        -------
Deferred:
  Federal                 1,658            (38)         2,560             16
  Foreign                    20                            20
  State and local           396             (2)           612
                        -------        -------        -------        -------
                          2,074            (40)         3,192             16
                        -------        -------        -------        -------

                        $ 2,055        $ 2,719        $   706        $ 3,721
                        =======        =======        =======        =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED APRIL 28, 1995 COMPARED TO
THE SIX MONTHS AND THREE MONTHS ENDED APRIL 29, 1994

The information which appears below relates to the current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods.

The following summarizes the results of operations by segment:


                                                               FOR THE SIX                      FOR THE THREE
                                                               MONTHS ENDED                     MONTHS ENDED
                                                               ------------                     ------------
                                                        April 28,        April 29,        April 28,        April 29,
                                                          1995             1994             1995             1994
                                                        ---------        ---------        ---------        ---------
                                                                           (Dollars in thousands)
Revenues:
  Technical Services and Temporary Personnel           $ 253,952        $ 205,692        $ 135,034        $ 109,520
  Electronic Publication and Typesetting Systems          32,703           28,561           16,703           16,068
  Telephone Directory                                     26,656           29,673           13,994           17,785
  Engineering and Construction                            29,137           25,429           14,534           11,282
  Computer Systems                                        33,542           17,049           11,291            8,236
  Equity in net income (loss) of joint ventures           (1,353)             990               95              940
  Gain on sale of joint venture                                                              9,770            9,770
  Interest and other income - net                            711              333              499               87
  Elimination of intersegment revenues                    (2,098)          (2,165)            (960)          (1,206)
                                                       ---------        ---------        ---------        ---------
                                                       $ 373,250        $ 315,332        $ 191,190        $ 172,482
                                                       =========        =========        =========        =========
Income Before Income Tax Provision
and Extraordinary Item:

Operating Profit (Loss):
  Technical Services and Temporary Personnel           $  11,891        $   6,063        $   6,944        $   4,044
  Electronic Publication and Typesetting Systems             387              364              107              316
  Telephone Directory                                     (1,451)             361             (419)             719
  Engineering and Construction                             1,176             (221)             832             (569)
  Computer Systems                                         2,256           (2,281)          (1,838)          (1,333)
  Eliminations                                               (31)              13               (9)             (10)
                                                       ---------        ---------        ---------        ---------
Total Operating Profit                                    14,228            4,299            5,617            3,167

Equity in net income (loss) of joint ventures             (1,353)             990               95              940
Gain on sale of joint venture                                                                9,770            9,770
Interest and other income - net                              711              333              499               87
General corporate expenses                                (4,666)          (4,676)          (2,290)          (2,454)
Interest expense                                          (3,422)          (4,038)          (1,736)          (1,963)
Foreign exchange gain (loss) - net                            10             (121)             (49)             (25)
                                                       ---------        ---------        ---------        ---------
Income Before Income Tax Provision
 and Extraordinary Item                                $   5,508        $   6,557        $   2,136        $   9,522
                                                       =========        =========        =========        =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 28, 1995 COMPARED TO
THE SIX MONTHS ENDED APRIL 29, 1994--Continued

Results of Operations - Summary

In the six month period of 1995, revenues increased by $57,918,000, or 18%, from fiscal 1994 as sales increased by $69,653,000, or 23%. The increase in sales resulted primarily from a $48,260,000 increase in the sales of the Technical Services and Temporary Personnel segment and a $16,493,000 increase in the sales of the Computer Systems segment.

The Company had pretax income of $5,508,000 in 1995, compared to $6,557,000 in 1994. The 1994 income included a $9,770,000 pretax gain on the sale of a joint venture. The operating profit of the Company's segments increased by $9,929,000 to $14,228,000 in 1995. The principal increases in the segments' operating income were from the Technical Services and Temporary Personnel segment, with an increase of $5,828,000 to $11,891,000, and the Computer Systems segment, where the $2,256,000 profit represented a $4,537,000 favorable change from 1994.

The extraordinary item in fiscal 1994 was a charge, net of taxes, of $189,000, due to the early redemption at par of $20,000,000 face value of the Company's 12-3/8% Subordinated Debentures.

Net income in 1995 was $3,453,000, compared to a net income of $3,649,000 in 1994.

Results of Operations - By Segment

The Technical Services and Temporary Personnel segment's sales increased by $48,260,000, or 23%, in 1995 to $253,952,000 and operating profit increased by $5,828,000, or 96%, to $11,891,000. Approximately $32,000,000 of the segment's sales increase in 1995 was the result of business with new customers. One new customer accounted for approximately $16,000,000 of the increase in sales. Although it is anticipated that services to that customer will continue to be rendered over the near-term, the level of services now being performed may be reduced. The increase in operating profit was due to the increased sales volume and an increase in gross margin of 1.7 percentage points due to lower payroll taxes and workers' compensation insurance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 28, 1995 COMPARED TO
THE SIX MONTHS ENDED APRIL 29, 1994--Continued

The Electronic Publication and Typesetting Systems segment's sales increased by $4,142,000, or 15%, to $32,703,000 in 1995, while operating profit increased by $23,000, or 6%. The sales increase was primarily due to increased equipment sales in the U.S. and Pacific markets. The increase in operating profit was due to the increased sales volume and a 1.4 percentage point decrease in overhead expended per sales dollar, offset to a significant extent by a reduction in the gross margin of 1.6 percentage points. The decrease in the gross margin percentage resulted from a change in the product mix (a decrease in sales of some high margin products and an increase in sales of some low margin items which are in direct competition with other manufacturers' products). The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal year 1995 of equipment introduced within the last three years comprising approximately 93% of equipment sales.

The Telephone Directory segment's sales decreased by $3,017,000, or 10%, to $26,656,000 in fiscal 1995, while the segment incurred an operating loss of $1,451,000, as compared to a profit of $361,000 in 1994. The sales decline is due to lower telephone directory production volume, primarily related to the expiration of a contract in early 1995. The operating loss was due to the lower telephone directory production sales volume, an increase in costs to develop new directory management systems and start-up losses incurred in the automated production of newspaper display advertisements. This segment's services are rendered under various short and long-term contracts. Certain contracts expire in fiscal 1995 through 1997, and there can be no assurance that they will be renewed on similar terms or replaced.

The Engineering and Construction segment's sales increased by $3,708,000, or 15%, to $29,137,000 in fiscal 1995 and operating profit was $1,176,000, compared to a loss of $221,000 in 1994. The sales increase was due to a 25% increase in the business systems division and a 17% increase in the construction division. Operating results improved due to the increased sales volume and a 7.6 percentage point decrease in overhead expended per sales dollar, partially offset by a reduction in the gross margin of 2.7 percentage points.

The Computer Systems segment's sales increased by $16,493,000, or 97%, to $33,542,000 in 1995 and the operating profit was $2,256,000, as compared to a loss of $2,281,000 in 1994. The increase in sales and operating profit was primarily due to customer acceptance of two Delta Operating Service Systems
(DOSS) in the first quarter of 1995 which did not require customization. Under the completed contract method of accounting used by this segment, revenues together with related costs are recognized in income upon acceptance by the customer. Deliveries and installations under other contracts, which require significant customization, continue and customer acceptances are anticipated later in 1995 and in 1996. Profitability rates on such contracts are not anticipated to be at the same levels as those earned on the DOSS contracts accepted in the first half of fiscal 1995. This segment's results on a quarter-to-quarter basis are highly dependent on the acceptance by customers under contract for the segment's directory assistance systems, which occurs periodically rather than evenly.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 28, 1995 COMPARED TO
THE SIX MONTHS ENDED APRIL 29, 1994--Continued

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting results of operations for the six month periods were:

Interest income increased by $411,000, or 76%, in 1995. The increase was primarily due to higher prevailing interest rates and funds available for investment in interest-bearing securities.

The Company's equity in the net loss of its joint ventures was $1,353,000 in 1995, as compared to a net income of $990,000 in 1994. The loss was due to the start-up and foreign currency related losses incurred by the Brazilian joint venture which began operations in July 1994 and the absence of profits from the U.S. joint venture sold in February 1994. The Company's share of the income of its Australian joint venture, which produces a major portion of its revenues and significantly all of its profit in the Company's second and third fiscal quarters, increased by $119,000, due to increased revenue.

Selling and administrative expenses increased by $477,000, or 2%, to $20,134,000 in 1995 to support the increase in sales. However, these expenses expressed as a percentage of sales were 5% in 1995 and 6% in 1994.

Research, development and engineering expenditures increased by $299,000, or 8%, to $3,876,000 in 1995. The increase was due to additional product development by the Telephone Directory and Electronic Publication and Typesetting Systems segments.

Depreciation and amortization increased by $461,000, or 9%, to $5,765,000 in 1995. The increase is due to increased fixed asset expenditures in 1993, 1994 and the first half of 1995.

Interest expense decreased by $616,000, or 15%, to $3,422,000 in 1995. The decrease was due to the redemption, in May 1994, of $10,000,000 of the Company's 12-3/8% Subordinated Debentures.

The Company's effective tax rate was reduced to 37% in 1995, compared to 41% in 1994. The 1995 tax provision reflects the use of domestic net operating loss and foreign tax carryforwards which were not previously recognized due to tax code limitations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 28, 1995 COMPARED TO
THE THREE MONTHS ENDED APRIL 29, 1994--Continued

Results of Operations - Summary

In the three month period of 1995, revenues increased by $18,708,000, or 11%, from fiscal 1994 as sales increased by $28,911,000, or 18%. The increase in sales resulted primarily from a $25,514,000 increase in the sales of the Technical Services and Temporary Personnel segment.

The Company had pretax income of $2,136,000, compared to $9,522,000 in 1994. The 1994 income included a $9,770,000 pretax gain on the sale of a joint venture. Operating profit increased by $2,450,000, or 77%, to $5,617,000. The principal increases were an increase in operating profit of $2,900,000 by the Technical Services and Temporary Personnel segment, and Engineering and Construction, with an increase of $1,401,000, partially offset by decreases of $1,138,000 in the Telephone Directory segment, $505,000 in Computer Systems and $209,000 in Electronic Publication and Typesetting Systems.

Net income in fiscal 1995 was $1,430,000, compared to a net income of $5,801,000 in 1994.

Results of Operations - By Segment

The Technical Services and Temporary Personnel segment's sales increased by $25,514,000, or 23%, in 1995 to $135,034,000 and operating profit increased by $2,900,000, or 72%, to $6,944,000. Approximately $19,000,000 of the segment's sales increase in 1995 was the result of business with new customers. The operating profit increase in 1995 was due to the increased sales volume and an increased gross margin of 1.6 percentage points.

The Electronic Publication and Typesetting Systems segment's sales increased by $635,000, or 4%, to $16,703,000 in 1995, while operating profit decreased by $209,000 to $107,000. The sales increase was primarily due to increased equipment sales in the Pacific market, partially offset by decreases in the U.S and European markets. The decrease in operating profit was primarily due to a reduction in the gross margin of 1.9 percentage points, partially offset by the increase in sales and a .6 percentage point decrease in overhead expended per sales dollar. The decrease in the gross margin percentage resulted from a change in the product mix (a decrease in sales of some high margin products and an increase in sales of some low margin items which are in direct competition with other manufacturers' products).

The Telephone Directory segment's sales decreased by $3,791,000, or 21%, to $13,994,000 in fiscal 1995 while the segment incurred an operating loss of $419,000, as compared to a profit of $719,000 in 1994. The sales decline was due to lower telephone directory production volume, primarily related to the termination of a contract in early 1995 and a 25% decrease in publication sales of independent directories. The reduction in the publication sales of independent directories primarily relates to two directories published in the second quarter of fiscal 1994, which will be published in the third quarter of fiscal 1995. The operating loss was due to the lower telephone directory production and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 28, 1995 COMPARED TO
THE THREE MONTHS ENDED APRIL 29, 1994--Continued

independent directory publication sales volumes, an increase in costs to develop new directory management systems and start-up losses incurred in the automated production of newspaper display advertisements.

The Engineering and Construction segment's sales increased by $3,252,000, or 29%, to $14,534,000 in fiscal 1995, with an operating profit of $832,000, compared to a loss of $569,000 in 1994. The sales increase was due to a 39% increase in the construction division and a 19% increase in the business systems division. Operating results improved due to the increased sales volume and a
10.3 percentage point decrease in overhead expended per sales dollar.

The Computer Systems segment's sales increased by $3,055,000, or 37%, to $11,291,000 in 1995, while the operating loss increased by $505,000, or 38%, to $1,838,000. The sales increase was attributable to greater DOSS maintenance revenue and an increase in sales of conservation services to utilities. The operating loss increased due to additional expenditures on new business development and high start-up costs incurred under maintenance contracts. This segment's results on a quarter-to-quarter basis are highly dependent on the acceptance by customers under contract for the segment's directory assistance systems, which occurs periodically rather than evenly.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting results of operations for the three month periods were:

Interest income increased by $161,000, or 52%, in 1995. The increase was primarily due to higher prevailing interest rates and funds available for investment in interest-bearing securities.

In the three month period of 1995, the Company's equity in the net income of its joint ventures decreased by $845,000, or 90%, to $95,000. The decrease was due to the start-up and foreign currency related losses incurred by the Brazilian joint venture which began operations in July 1994. The Company's share of the income of its Australian joint venture increased by $264,000 due to increased revenue.

Selling and administrative expenses decreased by $409,000, or 4%, to $10,383,000 in 1995, due principally to the expenses incurred in 1994 in relocating the corporate offices. These expenses expressed as a percentage of sales were 5% in 1995 and 7% in 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 28, 1995 COMPARED TO
THE THREE MONTHS ENDED APRIL 29, 1994--Continued

Depreciation and amortization increased by $309,000, or 12%, to $2,969,000 in 1995. The increase is due to increased fixed asset expenditures in 1993, 1994 and the first half of 1995.

Interest expense decreased by $227,000, or 12%, to $1,736,000 in 1995. The decrease was due to the redemption, in May 1994, of $10,000,000 of the Company's 12-3/8% Subordinated Debentures.

The Company's effective tax rate was reduced to 33% in 1995 compared to 39% in 1994. The 1995 tax provision reflects the use of domestic net operating loss and foreign tax carryforwards which were not previously recognized due to tax code limitations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources

Cash and cash equivalents decreased by $3,543,000 in 1995 to $13,506,000 and working capital decreased by $12,269,000 to $49,570,000. The decrease in working capital was primarily due to the inclusion in current liabilities of $10,000,000 of debentures called by the Company in April 1995 for redemption on May 8, 1995.

Cash flows provided by operating activities for the six months ended April 28, 1995 were $5,858,000 compared with $13,144,000 in the six months ended April 29, 1994. The decrease primarily relates to an increase in the level of accounts receivable, due in part to a $15,000,000 reduction in interests in accounts receivable sold at April 28, 1995 compared with October 28, 1994.

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

In addition to its cash and cash equivalents, at April 28, 1995, the Company's investment portfolio, primarily U.S. Treasury Notes and certificates of deposit, had a carrying value of $5,922,000. The Company also has a $10,000,000 credit line with a domestic bank under a revolving credit agreement which expires in February 1996, unless renewed. The Company had outstanding bank borrowings under that line of $4,910,000 at April 28, 1995. In addition, at April 28, 1995, the Company had the right to sell up to $35,000,000 of additional interests in receivables under its existing sales program. In May 1995, an additional $10,000,000 of the interests was sold to finance the redemption of the debentures.

PART II - OTHER INFORMATION

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      15.01 Acknowledgment letter from Ernst & Young LLP

      15.02 Independent Accountants' Report on Review of
             Interim Financial Information from Ernst & Young LLP

(b)   Reports on Form 8-K:

      The only report on Form 8-K filed during the quarter ended April 28, 1995 was a report dated March 31, 1995 (date of earliest event reported), reporting under Item 5. Other Events.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           VOLT INFORMATION SCIENCES, INC.
                                             (Registrant)

                                           BY: s/ JACK EGAN
                                               ------------

Date:  June 9, 1995                               JACK  EGAN
                                           Vice President - Corporate Accounting
                                           (Principal Accounting Officer)

                                EXHIBIT INDEX

            15.01   Acknowledgment letter from Ernst & Young LLP

            15.02   Independent Accountants' Report on Review of
                    Interim Financial Information from Ernst & Young LLP

            27      Financial Data Schedule