Form 10-Q
period 1995-07-28
VOLT INFORMATION SCIENCES INC
filed 1995-09-11
CIK 103872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For Nine Months Ended July 28, 1995

         Or


/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               ----------------------    ---------------------
Commission File No. 1-9232

                         VOLT INFORMATION SCIENCES, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New York                                               13-5658129
-------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

1221 Avenue of the Americas, New York, New York                  10020
-------------------------------------------------              ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:            (212) 704-2400

                                 Not Applicable
                          ---------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X        No
                                  -----         -----
The number of shares of Common Stock, $.10 par value, outstanding as of September 7, 1995 was 4,813,534.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

Item 1.     Financial Statements

                 Condensed Consolidated Statements of Income
                 Nine Months and Three Months Ended
                 July 28, 1995  and July 29, 1994                              3

                 Condensed Consolidated Balance Sheets
                 July 28, 1995 and October 28, 1994                            4

                 Condensed Consolidated Statements of Cash Flows
                 Nine Months Ended July 28, 1995 and July 29, 1994             5

                 Notes to Condensed Consolidated Financial Statements          7


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations Nine Months
            and Three Months Ended July 28, 1995 Compared to the
            Nine Months and Three Months Ended July 29, 1994                  14


PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders               22

Item 5.     Other Information                                                 22

Item 6.     Exhibits and Reports on Form 8-K                                  22


SIGNATURE                                                                     23

PART I - FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                         Nine Months Ended                 Three  Months Ended
                                                                         -----------------                 -------------------

                                                                     July 28,          July 29,         July 28,         July 29,
                                                                      1995              1994             1995              1994
                                                                    --------          ---------         --------         --------
                                                                                        (Dollars in thousands)
REVENUES:
   Sales of services                                                $551,017          $426,025          $209,493         $149,999
   Sales of products                                                  48,799            44,151            16,431           15,938
   Equity in net income
     of joint ventures--Note F                                           415             3,246             1,768            2,256
   Gain on sale of joint venture--Note F                                                 9,770
   Interest income                                                     1,427               944               474              402
   Gains (losses) on sales of securities                                                    (7)                                 1
   Other expense - net--Note B                                          (656)             (418)             (414)            (217)
                                                                   ---------         ---------         ---------        ---------
                                                                     601,002           483,711           227,752          168,379
                                                                   ---------         ---------         ---------        ---------
COSTS AND EXPENSES:
   Cost of sales
     Services                                                        503,990           395,499           191,213          137,803
     Products                                                         32,291            28,379            10,893            9,997
   Selling and administrative                                         31,223            29,755            11,090           10,098
   Research, development & engineering                                 6,064             5,863             1,807            2,286
   Depreciation and amortization                                       8,817             7,961             3,052            2,657
   Foreign exchange (gain) loss - net                                     12                45                22              (76)
   Interest expense                                                    4,739             5,766             1,317            1,728
                                                                   ---------         ---------         ---------        ---------
                                                                     587,136           473,268           219,394          164,493
                                                                   ---------         ---------         ---------        ---------
Income before income tax provision
  and extraordinary item                                              13,866            10,443             8,358            3,886
Income tax provision--Note H                                           5,357             4,311             3,302            1,592
                                                                   ---------         ---------         ---------        ---------
Income before extraordinary item                                       8,509             6,132             5,056            2,294
Extraordinary item--Note D                                               (62)             (271)              (62)             (82)
                                                                   ---------         ---------         ---------        ---------
Net income                                                         $   8,447         $   5,861         $   4,994        $   2,212
                                                                   =========         =========         =========        =========

                                                                                                 (Per Share Data)

Income before extraordinary item                                        $.88              $.64              $.53             $.24
Extraordinary item                                                      (.01)             (.03)             (.01)            (.01)
                                                                   ---------         ---------         ---------        ---------
Net income                                                              $.87              $.61              $.52             $.23
                                                                   =========         =========         =========        =========

Number of shares used in computation -- Note G                     9,627,068         9,605,304         9,640,476        9,606,052
                                                                   =========         =========         =========        =========


See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                  July 28,  October 28,
                                                    1995      1994 (a)
                                                  --------  -----------
                                                 (Dollars in thousands)
ASSETS


CURRENT ASSETS
  Cash and cash equivalents                        $17,859    $17,049
  Short-term investments                             2,081      4,974
  Trade accounts receivable less allowances of
    $3,991 (1995) and $4,027 (1994)--Note B         97,873     98,795
 Inventories--Note C                                28,483     27,239
 Deferred income taxes                               2,329      2,966
 Prepaid expenses and other assets                   7,251      4,387
                                                  --------   --------


  TOTAL CURRENT ASSETS                             155,876    155,410


INVESTMENTS IN SECURITIES                            4,130      3,121


INVESTMENTS IN JOINT VENTURES--Note F               14,801     11,997

PROPERTY, PLANT AND EQUIPMENT--
   at cost--Note D
   Land and buildings                               33,494     33,513
   Machinery and equipment                           45,66    742,175
   Leasehold improvements                            2,922      2,819
                                                  --------   --------
                                                    82,083     78,507


   Less allowances for depreciation
   and amortization                                 30,618     28,555
                                                  --------   --------


                                                    51,465     49,952

DEPOSITS, RECEIVABLES AND
   OTHER ASSETS                                      2,710      1,562


INTANGIBLE ASSETS--net of accumulated
    amortization of $3,993 (1995)
    and $3,495 (1994)                                5,459      4,862

                                                  --------   --------
                                                  $234,441   $226,904
                                                  ========   ========

LIABILITIES AND STOCKHOLDERS'
   EQUITY


CURRENT LIABILITIES
   Notes payable to banks                           $4,464     $4,925
   Current portion of long-term
      debt--Note D                                   2,000      2,000
   Accounts payable                                 24,775     25,018
   Accrued expenses
     Wages and commissions                          21,840     19,859
     Taxes other than income taxes                   8,446      8,917
     Insurance                                      16,841     15,039
     Other                                           5,640      5,639
   Customer advances and other liabilities          15,861     11,610
   Income taxes                                      2,841        564
                                                  --------   --------
   TOTAL CURRENT LIABILITIES                       102,708     93,571


LONG-TERM DEBT--Note D                              29,316     40,788

DEFERRED INCOME TAXES                                3,553      2,700
                                                  --------   --------
                                                   135,577    137,059

STOCKHOLDERS' EQUITY--Notes
   D, E and F
  Preferred stock, par value $1.00
     Authorized--500,000 shares;
       issued--none
  Common stock, par value $.10
     Authorized--15,000,000 shares;
       issued - 9,643,734 (1995)
       and 7,789,580 shares (1994)                    964         779
  Paid-in capital                                  26,838      43,830
  Retained earnings                                71,279      91,655
  Unrealized foreign currency
    translation adjustment                           (292)       (283)
  Unrealized gain (loss) on
    marketable securities                              75         (47)
                                                 --------    --------
                                                   98,864     135,934

  Less 2,986,554 common shares
      held in treasury at cost                         --     (46,089)
                                                  -------    --------
                                                   98,864      89,845


                                                 $234,441    $226,904
                                                 ========    ========


(a) The Balance Sheet at October 28, 1994 has been derived from the audited financial statements at that date.

    See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                            Nine Months Ended
                                                          -----------------------
                                                          July 28,       July 29,
                                                            1995           1994
                                                          --------       --------
                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $  8,447       $  5,861
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Extraordinary loss                                        62            271
      Depreciation and amortization                          8,817          7,961
      Equity in net income of joint ventures                  (415)        (3,246)
      Gain on sale of joint venture                                        (9,770)
      Distributions from joint ventures                      1,904          1,153
      Accounts receivable provisions                         1,640          1,432
      Amortization of deferred debenture costs,
        debt discounts and other deferred charges              662            534
      Losses on foreign currency translation                   234            204
      Gains on dispositions of fixed assets                   (198)            (1)
      Deferred income tax provision (benefit)                1,115           (953)
      (Gains) losses on sales of securities                    (14)             7
      Other                                                     47             28
      Changes in operating assets and liabilities:
        Increase in accounts receivable                     (1,182)        (9,185)
        (Increase) decrease in inventories                  (2,281)         1,546
        Decrease in recoverable income taxes                                1,700
        Increase in prepaid expenses
         and other current assets                           (2,888)          (535)
        (Increase) decrease in deposits, receivables
          and other assets                                  (1,388)         1,252
        Increase (decrease) in accounts payable                340           (516)
        Increase in accrued expenses                         3,939          7,979
        Increase in customer advances and
         other liabilities                                   4,200          7,241
        Increase in income tax liability                     2,589
                                                          --------       --------
    NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                           25,630         12,963
                                                          --------       --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                               Nine Months Ended
                                                           -------------------------
                                                           July 28,         July 29,
                                                             1995             1994
                                                           --------         -------
                                                             (Dollars in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
    Sales of investments                                                      6,851
    Maturities of investments                                 9,740           1,949
    Purchases of investments                                 (7,641)        (10,888)
    Investment in joint ventures                             (4,323)         (1,690)
    Proceeds from disposal of property,
     plant and equipment                                        606              86
    Purchases of property, plant and equipment               (9,973)        (11,326)
    Proceeds from the sale of a joint venture                                16,383
    Other                                                    (1,125)
                                                            -------         -------
    NET CASH PROVIDED BY (APPLIED TO)
     INVESTING ACTIVITIES                                   (12,716)          1,365
                                                            -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of long-term debt                               (11,500)        (30,000)
    Exercise of stock options                                   209
    Increase (decrease) in notes payable to banks              (282)            931
                                                            -------         -------
    NET CASH APPLIED TO FINANCING
     ACTIVITIES                                             (11,573)        (29,069)
                                                            -------         -------

Effect of exchange rate changes on cash                        (531)           (228)
                                                            -------         -------

    NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                      810         (14,969)

Cash and cash equivalents, beginning of period               17,049          41,081
                                                            -------         -------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                             $17,859         $26,112
                                                            =======         =======

SUPPLEMENTAL INFORMATION
 Cash paid during the period:
 Interest expense                                           $ 5,585         $ 8,196
 Income taxes, net of refunds                               $ 1,525         $ 3,582

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at July 28, 1995 and results of operations for the nine and three months ended July 28, 1995 and July 29, 1994 and cash flows for the nine months ended July 28, 1995 and July 29, 1994. Operating results for the nine and three months ended July 28, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending November 3, 1995.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 28, 1994. The accounting policies used in preparing these financial statements are the same as those described in the Company's Annual Report.

The Company's fiscal year ends on the Friday nearest October 31.

Note B--Accounts Receivable

In October 1993, the Company entered into a three-year agreement to sell, on a limited recourse basis, up to $25,000,000 of undivided interests in a designated pool of certain eligible accounts receivable. In March 1995, the Company increased this limit to $45,000,000. As collections reduce previously sold undivided interests, interests in new receivables may be sold up to the $45,000,000 level. At July 28, 1995 and October 28, 1994, $30,000,000 and
$25,000,000, respectively, of interests in accounts receivable had been sold under this agreement. The sold accounts receivable are reflected as a reduction of receivables in the accompanying balance sheets. The Company pays fees based primarily on the purchaser's borrowing costs incurred on short-term commercial paper which financed the purchase of receivables. Other income (expense) in the accompanying statements of income reflects $1,479,000 and $1,118,000 for such fees in the nine months ended, and $789,000 and $410,000 in the three months ended, July 28, 1995 and July 29, 1994, respectively.

The program extends through March 15, 1998; however, the purchaser may terminate the agreement on a minimum of six months' notice. In addition, the agreement may be terminated if the Company does not maintain a stated minimum tangible net worth, as defined, or exceeds a stated maximum ratio of debt to tangible net worth.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Inventories

Inventories consist of:                               July 28,         October 28,
                                                        1995               1994
                                                      --------         -----------
                                                        (Dollars in thousands)
Services:
 Accumulated unbilled costs on:
   Service contracts                                  $ 14,168          $  9,521
   Long-term contracts                                   4,339            10,277
                                                      --------          --------
                                                        18,507            19,798
                                                      --------          --------
Products:
   Materials and work-in-process                         4,780             3,700
   Service parts                                         1,150               949
   Finished goods                                        4,046             2,792
                                                      --------          --------
                                                         9,976             7,441
                                                      --------          --------
             Total                                    $ 28,483          $ 27,239
                                                      ========          ========

The cumulative amounts billed, principally under long-term contracts, of $43,206,000 and $39,179,000 at July 28, 1995 and October 28, 1994, respectively, are credited against the related costs in inventory. Substantially all of the amounts billed have been collected.

Note D--Long-Term Debt

Long-term debt consists of the following:                 July 28,     October 28,
                                                            1995          1994
                                                          --------     -----------
                                                           (Dollars in thousands)
12-3/8% Senior Subordinated Debentures, due
   July 1, 1998--net of unamortized discount of
   $39,000 - 1995 and $67,000 - 1994 (a)                  $ 22,816      $ 32,788
Term loan (b)                                                8,500        10,000
                                                          --------      --------
                                                            31,316        42,788
Less amounts due within one year                             2,000         2,000
                                                          --------      --------
        Long-term debt                                    $ 29,316      $ 40,788
                                                          ========      ========

(a) The debentures provide for interest to be paid semi-annually on January 1 and July 1 and are redeemable at the option of the Company, in whole or in part, at 100% plus accrued interest. In April 1995, the Company called, and on May 18, 1995 redeemed $10,000,000 of the debentures. The accompanying statements of income for the nine months ended July 28, 1995 and July 29, 1994, respectively, reflect extraordinary charges of $62,000 and $271,000, net of income tax benefits of $42,000 and $157,000, respectively, related to the redemption of $10,000,000 (1995) and $30,000,000 (1994) of the Company's debentures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Long-Term Debt--Continued

The debentures are subordinated to all existing and future senior indebtedness (as defined) of the Company. At July 28, 1995, the amount available for dividends, pursuant to the terms of the indenture under which the debentures are issued, was $28,028,000 and, if no dividend payments are made, the amount available for capital stock repurchases was $38,028,000. However, under the terms of the term loan agreement, at such date, only $13,879,000 was available for such payments (see (b) below).

(b) In October 1994, two subsidiaries of the Company entered into a $10,000,000 five-year loan agreement with National Westminster Bank which is secured by a deed of trust on land and buildings (book value at July 28, 1995 - $15,564,000). The obligation is guaranteed by the Company. The term loan bears interest at 7.86% per annum and is repayable in twenty quarterly principal installments of $500,000, together with interest. In October 1996, if certain conditions are met, the loan may be extended for two years with a subsequent reduction of principal payments to $225,000 per quarter and a final payment of $1,725,000, due October, 2001. The agreement contains various financial covenants, the most restrictive of which requires the Company to maintain a tangible net worth of $79,000,000. As a result, only $13,879,000 was available for the payment of dividends and stock repurchases at July 28, 1995.

Note E--Stockholders' Equity

Changes in the major components of stockholders' equity for the nine months ended July 28, 1995 are as follows:

                                             Common        Paid-In        Retained       Treasury
                                              Stock        Capital        Earnings         Stock
                                             -------       --------       --------       --------
                                                            (Dollars in thousands)
Balance at October 28, 1994                  $   779       $ 43,830       $ 91,655       $(46,089)
Net income for the nine months                                               8,447
Contribution to ESOP - 8,621 shares                             154                            96
Stock options exercised - 10,250 shares            1            208
Cancellation of treasury stock at cost -
  2,977,933 shares                              (298)       (16,872)       (28,823)        45,993
Issuance of 4,821,897 shares of
  common stock resulting from
  two-for-one stock split in the form
  of a 100% stock dividend                       482           (482)
                                             -------       --------       --------       --------

Balance at July 28, 1995                     $   964       $ 26,838       $ 71,279           --
                                             =======       ========       ========       ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Stockholders' Equity--Continued

On August 28, 1995, the Board of Directors cancelled the treasury stock and declared a two-for-one stock split of the Company's common stock which will be effected by a 100% stock dividend, to be distributed on October 6, 1995 to shareholders of record as of the close of business on September 12, 1995. The balance sheet at July 28, 1995 has been adjusted to reflect these transactions.

The unrealized foreign currency translation adjustment included in stockholders' equity relates to the Company's investment in its Australian joint venture, whose functional currency is the Australian dollar.

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

In July 1994, the Company entered into a long-term joint venture agreement to publish the official White Pages, Yellow Pages and Street Guides for Rio de Janeiro. The Company has invested $6,841,000 to acquire a 50% interest in the common shares, together with 75% of the issued preferred stock, of Telelistas Editora Ltda., a Brazilian company which has a contract to publish Rio's telephone directories on behalf of TELERJ, the government-owned telephone company. The agreement requires the Company to invest up to an additional $1,382,000 (which, together with the original investment, will represent 50% of the common shares and 75% of the agreed initial preferred stock and debt financing by the venturers) in the joint venture in fiscal year 1995 as well as to provide technology, expertise and key personnel in directory production, sales and marketing.

As a result of the funding requirements, during the start-up period, the Company is recognizing 75% of the losses incurred by the venture. At such time as the venture becomes profitable, the Company will recognize 75% of the venture's net income until start-up losses are recovered and 50% of any profits subsequent thereto.

Consolidated retained earnings at July 28, 1995 included $5,306,000, representing the undistributed earnings of Pacific Access. Income taxes have been paid or provided on such earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Summarized Financial Information of Joint Ventures--Continued

The following summarizes the financial information of the joint ventures:

                                                        July 28, 1995             October 28, 1994
                                                     ----------------------   ------------------------
                                                                   (Dollars in thousands)

                                                                  Company's                  Company's
                                                       Total       Equity       Total         Equity
                                                     --------     ---------   --------       ---------
Current assets                                      $ 306,177                $ 233,907
Noncurrent assets                                      16,327                   16,629
Current liabilities                                  (259,902)                (198,521)
Noncurrent liability                                     (263)
                                                    ---------                ---------
Equity of combined joint ventures                   $  62,339                $  52,015
                                                    =========                =========


Equity of Australian joint venture (a)              $  57,051      $10,613   $  48,987        $ 9,677
Equity of Brazilian joint venture                       5,288        4,188       3,028          2,320
                                                    ---------      -------   ---------        -------
                                                    $  62,339                $  52,015
                                                    =========                =========
Investments in joint ventures                                      $14,801                    $11,997
                                                                   =======                    =======

(a) Pursuant to the Australian venture agreement, the initial capital contributions of all venturers, other than Telstra, exceeded their proportionate share of ownership interest in the corporate joint venture. The agreement provides that, upon liquidation of the venture, the venturers will be entitled to recover such excess contributions from the net assets of the venture.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Summarized Financial Information of Joint Ventures--(Continued)

                                                                                   Nine Months Ended
                                                            -----------------------------------------------------------
                                                                 July 28, 1995                        July 29, 1994
                                                            -------------------------         -------------------------
                                                                              (Dollars in thousands)

                                                                             Company's                        Company's
                                                              Total            Equity           Total          Equity
                                                            --------         ---------        --------        ---------
Revenues                                                    $440,188                          $414,247

Costs and expenses                                           411,156                           380,414
Income tax provision                                           9,091                            11,304
                                                            --------                          --------
Net income                                                  $ 19,941                          $ 22,529
                                                            ========                          ========
Net income of Australian joint venture                      $ 23,438         $ 2,871          $ 21,109         $2,611
Net loss of Brazilian joint venture (b)                       (3,497)         (2,456)              (52)           (26)
Net income of United States joint venture (c)                                                    1,472            661
                                                            --------         -------          --------         ------
                                                            $ 19,941                          $ 22,529
                                                            ========                          ========
Company's equity in net income
  of joint ventures                                                          $   415                           $3,246
                                                                             =======                           ======


                                                                                 Three Months Ended
                                                            -----------------------------------------------------------
                                                                 July 28, 1995                        July 29, 1994
                                                            -------------------------         -------------------------
                                                                              (Dollars in thousands)

                                                                             Company's                        Company's
                                                              Total            Equity           Total          Equity
                                                            --------         ---------        --------        ---------
Revenues                                                    $224,452                          $212,101

Costs and expenses                                           200,838                           183,808
Income tax provision                                           4,861                             9,659
                                                            --------                          --------
Net income                                                  $ 18,753                          $ 18,634
                                                            ========                          ========
Net income of Australian joint venture                      $ 19,731            $2,423        $ 18,686          $2,282
Net loss of Brazilian joint venture (b)                         (978)             (655)            (52)            (26)
                                                            --------            ------        --------          ------
                                                            $ 18,753                          $ 18,634
                                                            ========                          ========
Company's equity in net income of
 joint ventures                                                                 $1,768                          $2,256
                                                                                ======                          ======

(b) The Company's portion of the net loss of the Brazilian joint venture included losses on foreign currency of $583,000 and $189,000 for the nine and three months ended July 28, 1995, respectively.

(c) Effective February 28, 1994, the Company sold its 50% interest in the United States joint venture.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued


Note G--Per Share Data

Per share data are computed on the basis of the weighted average number of shares of common stock outstanding, adjusted retroactively for the effect of the two-for-one stock split declared on August 28, 1995 and, if applicable, the assumed exercise of dilutive outstanding stock options based on the treasury stock method.


Note H--Income Taxes

Significant components of the income tax provision attributable to operations are as follows:


                         Nine Months Ended          Three Months Ended
                       ----------------------      ----------------------
                       July 28,      July 29,      July 28,      July 29,
                         1995          1994         1995           1994
                       --------      --------      --------      --------
                                     (Dollars in thousands)
Current:
  Federal              $ 2,151       $ 3,837       $ 2,914       $ 1,852
  Foreign                  995           439           476           207
  State and local        1,096           988           871           446
                       -------       -------       -------       -------
                         4,242         5,264         4,261         2,505
                       -------       -------       -------       -------
Deferred:
  Federal                  885          (691)         (773)         (653)
  Foreign                   20
  State and local          210          (262)         (186)         (260)
                       -------       -------       -------       -------
                         1,115          (953)         (959)         (913)
                       -------       -------       -------       -------
                       $ 5,357       $ 4,311       $ 3,302       $ 1,592
                       =======       =======       =======       =======

Note I--Pending Acquisition

On June 26, 1995, a letter of intent was signed for the merger of Autologic, the Company's Electronic Publishing and Typesetting Systems segment, into Information International Inc. (Triple-I), a publicly traded company, for approximately 58% of Triple-I's shares. The transaction is subject to the execution of a definitive agreement, approval of the respective boards of directors, completion of due diligence, approval of the transaction by the shareholders of Triple-I and necessary regulatory approvals.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED JULY 28, 1995 COMPARED TO
THE NINE MONTHS AND THREE MONTHS ENDED JULY 29, 1994

The information which appears below relates to the current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods.

The following summarizes the results of operations by segment:

                                                                       FOR THE NINE                      FOR THE THREE
                                                                       MONTHS ENDED                       MONTHS ENDED
                                                                       ------------                       ------------
                                                                 July 28,         July 29,         July 28,         July 29,
                                                                  1995              1994              1995            1994
                                                                 --------         --------         --------         --------
                                                                                    (Dollars in thousands)
Revenues :
  Technical Services and Temporary Personnel                     $395,309         $317,395         $141,357         $111,703
  Electronic Publication and Typesetting Systems                   49,369           44,651           16,666           16,090
  Telephone Directory                                              45,433           47,328           18,777           17,655
  Engineering and Construction                                     45,620           38,593           16,483           13,164
  Computer Systems                                                 67,454           25,483           33,912            8,434
  Equity in net income of joint ventures                              415            3,246            1,768            2,256
  Gain on sale of joint venture                                                      9,770
  Interest and other income - net                                     771              519               60              186
  Elimination of intersegment revenues                             (3,369)          (3,274)          (1,271)          (1,109)
                                                                 --------         --------         --------         --------

                                                                 $601,002         $483,711         $227,752         $168,379
                                                                 ========         ========         ========         ========
Income Before Income Tax Provision
and Extraordinary Item:

Operating Profit (Loss):
  Technical Services and Temporary Personnel                      $18,050          $10,442           $6,159           $4,379
  Electronic Publication and Typesetting Systems                      409              574               22              210
  Telephone Directory                                              (1,210)           1,616              241            1,255
  Engineering and Construction                                      2,838              341            1,662              562
  Computer Systems                                                  4,413           (3,294)           2,157           (1,013)
  Eliminations                                                        (92)               1              (61)             (12)
                                                                 --------         --------         --------         --------
Total Operating Profit                                             24,408            9,680           10,180            5,381

Equity in net income of joint ventures                                415            3,246            1,768            2,256
Gain on sale of joint venture                                                        9,770
Interest and other income - net                                       771              519               60              186
General corporate expenses                                         (6,977)          (6,961)          (2,311)          (2,285)
Interest expense                                                   (4,739)          (5,766)          (1,317)          (1,728)
Foreign exchange gain (loss) - net                                    (12)             (45)             (22)              76
                                                                 --------         --------         --------         --------
Income Before Income Tax Provision
 and Extraordinary Item                                           $13,866          $10,443           $8,358           $3,886
                                                                 ========         ========         ========         ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 28, 1995 COMPARED TO
THE NINE MONTHS ENDED JULY 29, 1994--Continued

Results of Operations - Summary

In the nine month period of 1995, revenues increased by $117,291,000 or 24%, from fiscal 1994 as sales increased by $129,640,000 or 28%. Revenues in the 1994 period included revenues of $9,770,000 from the gain on sale of a joint venture and $2,831,000 higher equity in the net income of joint ventures. The increase in sales resulted primarily from a $77,914,000 increase in sales by the Technical Services and Temporary Personnel segment and a $41,971,000 increase in the sales by the Computer Systems segment.

The Company had pretax income of $13,866,000 in 1995, compared to $10,443,000 in 1994. The 1994 income included the $9,770,000 pretax gain on the sale of a joint venture. The operating profit of the Company's segments increased by $14,728,000 to $24,408,000 in 1995. The principal increases in the segments' operating income were from the Technical Services and Temporary Personnel segment, with an increase of $7,608,000 to $18,050,000, the Engineering and Construction segment, with an increase of $2,497,000 to $2,838,000 and the Computer Systems segment, where the $4,413,000 profit represented a $7,707,000 favorable change from 1994.

The extraordinary charge to earnings in the nine months of fiscal 1995 is the result of the early redemption, in May 1995, at par, of $10,000,000 face value of the Company's 12-3/8% Subordinated Debentures. The charge was due to the related discount and issuance costs and is net of an income tax benefit of $42,000.

In fiscal 1994, the Company redeemed $30,000,000 of debentures, at par. The nine months charge due to the related issuance and discount costs is net of an income tax benefit of $157,000.

Net income in the nine months of 1995 was $8,447,000, compared to net income of $5,861,000 in the nine months of 1994.

Results of Operations - By Segment

The Technical Services and Temporary Personnel segment's sales increased by $77,914,000 or 25% in 1995 to $395,309,000 and the segment's operating profit increased by $7,608,000 or 73% to $18,050,000. Approximately $48,000,000 of the
segment's sales increase in 1995 was the result of business with new customers. One new customer accounted for approximately $25,000,000 of the increase in sales. Although it is anticipated that services to that customer will continue to be rendered over the near-term, the level of services now being performed may be reduced. The increase in the segment's operating profit was due to the increased sales volume and an increase in gross margin of 1.4 percentage points resulting from lower workers' compensation insurance and other costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 28, 1995 COMPARED TO
THE NINE MONTHS ENDED JULY 29, 1994--Continued

The Electronic Publication and Typesetting Systems segment's sales increased by $4,718,000, or 11%, to $49,369,000 in 1995, while its operating profit was $409,000 compared to a profit of $574,000 in 1994. The sales increase was primarily due to increased equipment sales in the U.S. and Pacific markets. The decrease in operating profit was due to a reduction in the gross margin of 1.5 percentage points offset by increased sales volume and a 1.0 percentage point decrease in total operating expences expended per sales dollar. The decrease in the gross margin percentage resulted from a change in the product mix (a decrease in sales of some high margin products and an increase in sales of some low margin items which are in direct competition with other manufacturers' products). The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1995 of equipment introduced within the last three years comprising approximately 84% of equipment sales.

The Telephone Directory segment's sales decreased by $1,895,000, or 4%, to $45,433,000 in fiscal 1995, while the segment incurred an operating loss of $1,210,000, as compared to a profit of $1,616,000 in 1994. The sales decline is due to a $6,900,000 decrease in telephone directory production volume, primarily related to the expiration of a contract in early 1995, partially offset by increases in independent directory sales by the segment's DataNational division and increased volume in the Uruguayan printing operation of 35% and 32%, respectively. The operating loss was due to the lower telephone directory production sales volume, which included the loss of several high margin jobs, an increase in costs to develop new directory management systems and start-up losses incurred in the automated production of newspaper display advertisements. This segment's services are rendered under various short and long-term contracts. Certain contracts expire in fiscal 1995 through 1997, and there can be no assurance that they will be renewed on similar terms or replaced.

The Engineering and Construction segment's sales increased by $7,027,000, or 18% to $45,620,000 in fiscal 1995 and its operating profit was $2,838,000, an increase of $2,497,000. The sales increase was due to a 27% increase in the construction division partially offset by a 9% decrease in the business systems division. Operating results improved due to the increased sales volume and a 5.6 percentage point decrease in overhead expended per sales dollar, partially offset by a reduction in the gross margin of .8 percentage points.

The Computer Systems segment's sales increased by $41,971,000, or 165%, to $67,454,000 in 1995 and its operating profit was $4,413,000, as compared to a loss of $3,294,000 in 1994. The increase in sales and operating profit was primarily due to customer acceptance of three Delta Operating Service Systems
(DOSS), one in the third quarter of 1995 which required customization and two in the first quarter of 1995 which did not require customization, increased maintenance revenues and increased sales and profits on conservation services to utilities. Under the completed contract method of accounting used by this segment, revenues together with related costs are recognized in income upon acceptance by the customer. Deliveries and installations under other contracts, which require significant customization, continue and customer acceptances are anticipated later in 1995 and in 1996. Profitability rates on such contracts are not anticipated to be at the same levels as those earned on the DOSS contracts accepted in the nine months of fiscal 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 28, 1995 COMPARED TO
THE NINE MONTHS ENDED JULY 29, 1994--Continued


This segment's results on a quarter-to-quarter basis are highly dependent on the acceptance by customers under contract for the segment's directory assistance systems, which occurs periodically rather than evenly.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting results of operations for the nine month periods were:

Interest income increased by $483,000, or 51%, in 1995. The increase was primarily due to higher prevailing interest rates and funds available for investment in interest-bearing securities.

The Company's equity in the net income of its joint ventures was $415,000 in 1995, as compared to a net income of $3,246,000 in 1994. The decrease was due to the start-up and foreign currency related losses incurred by the Company's Brazilian joint venture which began operations in July 1994 and the absence of profits from the U.S. joint venture sold in February 1994. The Company's share of the income of its Australian joint venture, which produces a major portion of its revenues and significantly all of its profit in the Company's second and third fiscal quarters, increased by $260,000, due to increased revenues.

Selling and administrative expenses increased by $1,468,000, or 5%, to $31,223,000 in 1995 to support the increase in sales. However, these expenses expressed as a percentage of sales were 5% in 1995 compared to 6% in 1994.

Research, development and engineering expenditures increased by $201,000, or 3%, to $6,064,000 in 1995. The increase was due to additional product development by the Telephone Directory segment.

Depreciation and amortization increased by $856,000, or 11%, to $8,817,000 in 1995. The increase is due to increased fixed asset expenditures in fiscal 1993, 1994 and the nine months of 1995.

Interest expense decreased by $1,027,000 or 18% to $4,739,000 in 1995. The decrease was due to the redemption of $10,000,000 in May 1995 and $10,000,000 in May 1994 of the Company's 12-3/8% Subordinated Debentures.

The Company's effective tax rate was reduced to 39% in 1995, from 41% in 1994. The 1995 tax provision reflects the use of domestic net operating loss and foreign tax carryforwards which were not previously recognized due to tax code limitations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 28, 1995 COMPARED TO
THE THREE MONTHS ENDED JULY 29, 1994--Continued

Results of Operations - Summary

In the three month period of 1995, revenues increased by $59,373,000, or 35%, from fiscal 1994 as sales increased by $59,987,000, or 36%. The increase in sales resulted primarily from a $29,654,000 increase in sales by the Technical Services and Temporary Personnel segment and a $25,478,000 increase in the sales by the Computer Systems segment.

The Company had pretax income of $8,358,000 compared to $3,886,000 in 1994. Operating profit increased by $4,799,000, or 89%, to $10,180,000. The principal increases in operating profit were $1,780,000 by the Technical Services and Temporary Personnel segment, $1,100,000 by the Engineering and Construction segment and $3,170,000 by the Computer Systems segment, partially offset by a decrease of $1,014,000 by the Telephone Directory segment.

Net income in the three month period of 1995 was $4,994,000, compared to net income of $2,212,000 in the three month period of 1994.

Results of Operations - By Segment

The Technical Services and Temporary Personnel segment's sales increased by $29,654,000, or 27%, in 1995 to $141,357,000 and its operating profit increased by $1,780,000, or 41%, to $6,159,000. Approximately $19,000,000 of the segment's sales increase in 1995 was the result of business with new customers. One new customer accounted for approximately $9,000,000 of the increase in sales. The operating profit increase in 1995 was due to the increased sales volume and an increase in gross margin of .8 percentage points.

The Electronic Publication and Typesetting Systems segment's sales increased by $576,000, or 4%, to $16,666,000 in 1995, while operating profit decreased by $188,000 to $22,000. The sales increase was primarily due to increased equipment sales in the U.S., Pacific and European markets. The decrease in operating profit was primarily due to a reduction in the gross margin of 1.3 percentage points, partially offset by the increase in sales. The decrease in the gross margin percentage resulted from a change in the product mix (a decrease in sales of some high margin products and an increase in sales of some low margin items which are in direct competition with other manufacturers' products).

The Telephone Directory segment's sales increased by $1,122,000 or 6%, to $18,777,000 in fiscal 1995. The segment incurred an operating profit of $241,000, compared to $1,255,000 in 1994. The sales increase was due to increases in independent directory sales by the segment's DataNational division and increased volume in the Uruguayan printing operation of 90% and 63%, respectively, partially offset by lower telephone directory production volume of $3,700,000, primarily related to the termination of a contract in early 1995. The increase in independent directory sales was primarily due to two directories published in the fourth quarter of fiscal 1994, but published in the third quarter of fiscal 1995 and a

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 28, 1995 COMPARED TO
THE THREE MONTHS ENDED JULY 29, 1994--Continued

new directory published in fiscal 1995. The decrease in operating profit was due to the lower telephone directory production, an increase in costs to develop new directory management systems and start-up losses incurred in the automated production of newspaper display advertisements.

The Engineering and Construction segment's sales increased by $3,319,000, or 25%, to $16,483,000 in fiscal 1995, with an operating profit of $1,662,000, an increase of $1,100,000 or 196%. The sales increase was due to a 57% increase in the construction division partially offset by a 10% decrease in the business systems division. Operating results improved due to the increased sales volume, an increase in the gross margin of 2.2 percentage points and a 3.4 percentage point decrease in overhead expended per sales dollar.

The Computer Systems segment's sales increased by $25,478,000, or 302%, to $33,912,000 in 1995, while the operating profit was $2,157,000 compared to a operating loss of $1,013,000 in 1994. The sales increase was attributable to customer acceptance of a major Delta Operating Service System (DOSS) project in the third quarter, greater DOSS maintenance revenue and an increase in sales of conservation services to utilities. The operating profit increased due to the recognition of the DOSS project and the increased sales volume and gross margins of the conservation services partially offset by additional expenditures on new business development and high start-up costs incurred under maintenance contracts. This segment's results on a quarter-to-quarter basis are highly dependent on the acceptance by customers under contract for the segment's directory assistance systems, which occurs periodically rather than evenly.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting results of operations for the three month periods were:

In the three month period of 1995, the Company's equity in the net income of its joint ventures decreased by $488,000, or 22%, to $1,768,000. The decrease was due to the start-up and foreign currency related losses incurred by the Brazilian joint venture which began operations in July 1994. The Company's share of the income of its Australian joint venture increased by $141,000 due to increased revenues.

Selling and administrative expenses increased by $992,000, or 10%, to $11,090,000 in 1995 to support the increase in sales. These expenses expressed as a percentage of sales were 5% in 1995 compared to 6% in 1994.

Depreciation and amortization increased by $395,000, or 15%, to $3,052,000 in 1995. The increase is due to increased fixed asset expenditures in fiscal year 1993, 1994 and the three months of 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 28, 1995 COMPARED TO
THE THREE MONTHS ENDED JULY 29, 1994--Continued


Interest expense decreased by $411,000, or 24%, to $1,317,000 in 1995. The decrease was due to the redemption of $10,000,000 in May 1995 and $10,000,000 in May 1994 of the Company's 12-3/8% Subordinated Debentures.

The Company's effective tax rate was reduced to 39% in 1995 from 41% in 1994. The 1995 tax provision reflects the use of domestic net operating loss and foreign tax carryforwards which were not previously recognized due to tax code limitations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued



Liquidity and Capital Resources

Cash and cash equivalents increased by $810,000 in 1995 to $17,859,000 for the reasons discussed below while working capital decreased by $8,671,000 to $53,168,000. The decrease in working capital was primarily due to the redemption of $10,000,000 of debentures in May 1995 and net increases in property, plant, equipment and other non-current assets, partially offset by the net income for the nine months. In addition to its cash and cash equivalents, at July 28, 1995, the Company's investment portfolio, primarily U.S. Treasury Notes and certificates of deposit, had a carrying value of $6,211,000. The Company also has a $10,000,000 credit line with a domestic bank under a revolving credit agreement which expires in February 1996, unless renewed. The Company had outstanding bank borrowings under that line of $4,464,000 at July 28, 1995. In addition, at July 28, 1995, the Company had the right to sell up to $15,000,000 of additional interests in receivables under its existing sales program.

Cash flows provided by operating activities for the nine months ended July 28, 1995 were $25,630,000 compared with $12,963,000 in the nine months ended July 29, 1994. The increase primarily relates to higher operating profit of the Company's segments in 1995 and an increase of $5,000,000 in interests in accounts receivable sold in 1995 under the Company's receivable securitization program partially offset by 1995 increases in receivables and inventories which are attributable to the growth experienced by the Company's segments.

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

PART II - OTHER INFORMATION

ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1995 Annual Meeting of Shareholders held on June 16, 1995, shareholders:

(a) Elected the following to serve as Class II directors of the Corporation to serve until the 1997 Annual Meeting of the Shareholders, by the following votes:

                           For                Vote Withheld
                           ---                -------------
William Shaw               3,971,280             563,799

Jerome Shaw                3,971,281             563,798

James J. Groberg           3,969,683             565,396

(b) approved the Corporation's 1995 Non-Qualified Stock Option Plan, by the following vote:

For:  3,222,091          Against: 58,465             Abstain: 1,254,523

(c) reported that a majority of the votes cast at the meeting were voted in favor of the resolution to ratify the action of the Board of Directors in appointing Ernst & Young LLP as the Corporation's independent public accountants for the fiscal year ending November 3, 1995, by the following vote:

For:  3,985,631          Against: 6,063              Abstain: 543,385


ITEM 5-- OTHER INFORMATION

On August 28, 1995 the Board of Directors cancelled the treasury stock and declared a two-for-one stock split of the Company's common stock which will be effect in the form of a 100% stock dividend, to be distributed on October 6, 1995 to shareholders of record as of the close of business on September 12, 1995.

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      15.01 Acknowledgment letter from Ernst & Young LLP

      15.02 Independent Accountants' Report on Review of
              Interim Financial Information from Ernst & Young LLP

(b)   Reports on Form 8-K:

      The only report on Form 8-K filed during the quarter ended July 28, 1995 was a report dated June 26, 1995 (date of earliest event reported), reporting under Item 5. Other Events.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VOLT INFORMATION SCIENCES, INC.
                                            (Registrant)

                                    BY: s/ JACK EGAN
                                        ----------------------------
                                           JACK  EGAN
                                           Vice President - Corporate Accounting
                                           (Principal Accounting Officer)


Date:  September 8, 1995

                                   EXHIBIT INDEX


Exhibit No.                        Description                      Page No.
----------                         -----------                      -------
EX-27                              Financial Data Schedule