Form 10-K
period 1995-11-03
VOLT INFORMATION SCIENCES INC
filed 1996-01-31
CIK 103872

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/  X /   Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (Fee Required) For the fiscal year ended November 3, 1995

                                           or

/    /   Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 (No Fee Required) For the transition
         period from                         to
                     -----------------------    ----------------------

         Commission File Number: 1-9232

                         VOLT INFORMATION SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

       New York                                               13-5658129
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

1221 Avenue of the Americas, New York, New York                10020-1579
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:       (212) 704-2400

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
       Title of each class                                which registered
       -------------------                          -------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 16, 1996 (based on the closing price on the NASDAQ National Market on that date) was approximately $123,000,000 (based on the number of shares outstanding on that date exclusive of all shares held beneficially by executive officers and directors and their spouses and the Registrant's Savings Plan and Employee Stock Ownership Plan, without conceding that all such persons or plans are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 16, 1996 was 9,687,543.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 1996 Annual Meeting are incorporated by reference into Part III of this Report.

PART I

ITEM 1.  BUSINESS

General

Volt Information Sciences, Inc., a New York corporation, incorporated in 1957, and its subsidiaries (collectively "Volt" or the "Company", unless the context otherwise requires) operate in the following industry segments:

(1) Technical Services and Temporary Personnel - This segment provides employee staffing services, including temporary help, employment and personnel placement services, technical personnel placement, payrolling and employment outsourcing services, and other contingent staffing services, as well as some permanent placement services, to industry and government;

(2) Electronic Publication and Typesetting Systems - This segment designs, develops, manufactures, markets and services computerized imagesetting and publication systems and equipment. On October 5, 1995, an Agreement and Plan of Merger was signed which provides for the merger of the business of this segment with that of Information International, Inc. with Volt owning approximately 59% of the combined company. (see page 8);

(3) Telephone Directory - This segment provides telephone directory production, commercial printing, database management including sales and marketing services, licensing of directory production and contract management software systems and is an independent publisher of telephone directories;

(4) Engineering and Construction - This segment provides inside and outside plant construction, business communication engineering, telecommunication system installation and other support services for the telecommunications industry; and

(5) Computer Systems - This segment designs, develops, sells, leases and maintains computer-based directory assistance and other data base management and telecommunications systems and related services for the telephony industry and provides services to public utilities emphasizing computer-based projects.

Joint Ventures

The Company is a party to a joint venture, which commenced operations in July 1991, with Telstra Corporation Ltd., the Australian government-owned telephone company, and others for the marketing, selling and compilation functions of yellow pages directories throughout Australia.

In July 1994, the Company entered into a long-term joint venture agreement to publish the official White Pages, Yellow Pages and Street Guides for Rio de Janeiro by acquiring an interest in Telelistas Editora Ltda., a Brazilian company, which has a contract to publish Rio's telephone directories on behalf of TELERJ, the government-owned telephone company.

Information As To Industry Segments

The following tables set forth the relative contribution of each industry segment to the Company's consolidated sales and operating profit (loss) for each of the three fiscal years in the period ended November 3, 1995, and those assets identifiable within each segment at the end of each of those years (see Notes J, K and L of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
INDUSTRY SEGMENT DATA

                                                                  November        October         October
                                                                  3, 1995         28, 1994        29, 1993
                                                                 ---------        --------        --------
                                                                            (Dollars in thousands)
SALES
Technical Services and Temporary
 Personnel:
   Sales to unaffiliated customers                               $570,514        $433,443          $340,301
   Intersegment sales                                               1,832           1,067             1,304
                                                                 --------        --------          --------
                                                                  572,346         434,510           341,605
                                                                 --------        --------          --------
Electronic Publication and Typesetting
 Systems:
   Sales to unaffiliated customers                                 69,608          64,659            57,081
   Intersegment sales                                                 797             664             2,259
                                                                 --------        --------          --------
                                                                   70,405          65,323            59,340
                                                                 --------        --------          --------
Telephone Directory:
   Sales to unaffiliated customers                                 68,086          72,319            76,924
   Intersegment sales                                               1,681           1,836             2,020
                                                                 --------        --------          --------
                                                                   69,767          74,155            78,944
                                                                 --------        --------          --------
Engineering and Construction:
   Sales to unaffiliated customers                                 67,179          51,391            46,417
   Intersegment sales                                                 811           1,285             1,056
                                                                 --------        --------          --------
                                                                   67,990          52,676            47,473
                                                                 --------        --------          --------
Computer Systems:
   Sales to unaffiliated customers                                131,920 (a)      99,059 (a)        37,385
   Intersegment sales                                                  40              76               196
                                                                 --------        --------          --------
                                                                  131,960          99,135            37,581
                                                                 --------        --------          --------
Eliminations of intersegment sales                                 (5,161)         (4,928)           (6,835)
                                                                 --------        --------          --------
   Total sales                                                   $907,307        $720,871          $558,108
                                                                 ========        ========          ========
OPERATING PROFIT (LOSS)
Technical Services and Temporary Personnel                        $28,117         $16,337            $7,360
Electronic Publication and Typesetting Systems                        456           1,334             2,040
Telephone Directory                                                 1,506           6,695             8,153
Engineering and Construction                                        6,178             792            (1,128)
Computer Systems                                                    6,395          (2,168)           (8,549)(a)
Eliminations                                                         (159)             (8)             (310)
                                                                 --------        --------          --------
    Total operating profit                                         42,493          22,982             7,566
Interest and other income - net                                     1,055             790             2,125
Equity in income (loss) of joint ventures                          (1,000)          3,055             4,940
Gain on sale of joint venture                                                       9,770
General corporate expenses                                         (9,408)         (9,263)           (8,769)
Interest expense                                                   (6,045)         (7,468)          (11,078)
Foreign exchange gain (loss) - net                                    186             (39)             (378)
                                                                 --------        --------          --------
Income (loss) before income taxes, extraordinary
  item and cumulative effect of a change
  in accounting                                                   $27,281         $19,827           $(5,594)
                                                                 ========        ========          ========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
INDUSTRY SEGMENT DATA--Continued

                                                              November             October           October
                                                               3, 1995            28, 1994          29, 1993
                                                              --------            --------          --------
                                                                           (Dollars in thousands)
IDENTIFIABLE ASSETS
Technical Services and Temporary
   Personnel                                                 $ 52,955             $ 40,230         $ 30,248
Electronic Publication and Typesetting
   Systems                                                     37,532               36,276           32,350
Telephone Directory                                            32,135               28,941           31,830
Engineering and Construction                                   31,812               21,836           19,547
Computer Systems                                               44,887               50,273           39,394
                                                             --------             --------         --------
                                                              199,321              177,556          153,369
Cash, investments, joint ventures
  and other corporate assets                                   64,690               49,348           82,523
                                                             --------             --------         --------
  Total assets                                               $264,011             $226,904         $235,892
                                                             ========             ========         ========

(a) The results of operations for fiscal 1993 includes a pretax charge of $6,400,000 for estimated costs in excess of anticipated revenues under contracts for two major directory systems. This represents the loss incurred on such contracts. The completed contract method of accounting was used for these contracts and, as a result, revenues and the related costs (other than those costs in excess of anticipated revenues recognized in 1993) are recognized in income in the year of acceptance by the customer. In fiscal 1994 and 1995, the Company received customer acceptance under such contracts, which, because of the pretax charge in 1993 related to such contracts, had no effect on the Company's earnings for 1994 and 1995 although revenues (and costs) of $59,000,000 and $15,000,000 were recognized in 1994 and 1995, respectively.

Technical Services and Temporary Personnel

Volt's Technical Services and Temporary Personnel segment provides, from approximately 160 offices located throughout the United States, a broad range of employee staffing services, including temporary help and other contingent staffing services, employment and personnel placement services, technical personnel placement, payrolling services, employment outsourcing services and employee leasing services, as well as permanent placement services, to a wide range of customers. Except for professional employer services, which are marketed under the name "Shaw & Shaw", the remainder of this segment's services are identified and marketed throughout the United States as "Volt Services Group".

      Volt Services Group

      Volt Services Group is a single-source provider of all levels of temporary help, offering to customers an extensive range of contingent employment services as a full-service supplier, including providing outsourcing services, as well as assuming full responsibility for staffing, supervision and the management of large projects.

      Volt Services Group provides contract engineering services, professional, engineering, design, data processing, scientific and technical support personnel and temporary help in administrative, clerical, office automation, accounting, industrial and other job classifications, for varying periods of time (both short and long term), to companies and other organizations (including government agencies) in a broad range of industries which have a need for such personnel, but are unable, or do not choose, to engage such personnel as their own employees.

      Volt Services Group has been successful in obtaining several large national contracts which typically involve servicing numerous customer facilities, on-site Volt representation and customized invoicing/management reports. Employees assigned to a single customer under a national account range from light industrial to high level engineers or Information Technology professionals, depending upon the customer's requirements. A single contract could have as many as several thousand Volt Services Group employees at one time providing services to the customer. The bidding process for national accounts is very competitive and Volt is usually in competition with all major temporary service firms. Most contracts are for a one to three-year time period, at which time they are typically rebid. Others are for shorter periods and are defined in terms of the duration of a particular identified project or subproject or a particular need which has arisen which requires additional or substitute personnel and, simply expire upon completion of the project or when the particular need ends. While Volt has no assurances that it will maintain the accounts that it currently has nor that it can obtain additional accounts on satisfactory terms, this segment maintains a group dedicated to the acquisition, implementation and follow-up of national accounts.

      Volt Services Group provides personnel to companies throughout a broad spectrum of industries, including the computer, electronics, manufacturing, aerospace, defense, telecommunications, utility, power (including certain nuclear and fossil fuel power plants), architectural, engineering, transportation, petrochemical, chemical, retail, finance, banking, insurance and marine industries and to government agencies and universities. Most customers are located throughout the United States, but a small portion of the segment's services are performed outside the United States.

      Volt Services Group furnishes temporary employees to meet various client requests, such as assigning employees to a specific identified project or subproject or to meet a particular need that has arisen, (which employees are typically retained until its completion), substituting for permanent employees during vacation and sick leave, staffing high turnover positions, filling in during the full-time hiring process or during a hiring freeze and staffing seasonal peaks, special projects, conversions, inventories and offices that are downsizing. Volt also provides management personnel to coordinate special projects, thus relieving a customer of the need to supervise temporary employees.

      Volt Services Group provides the services of employees with a wide variety of skills, ranging from technical, engineering, computer and other professional and scientific classifications to clerks, typists, office automation personnel, secretaries, receptionists, sales promotion personnel, bank personnel, customer service representatives, telemarketers, data entry clerks, inventory clerks, assemblers, warehousing personnel and other clerical and administrative personnel. Volt Accounting Specialists provides specialized temporary personnel in accounting, bookkeeping and other financial classifications.

      Volt Services Group maintains computerized nationwide resume databases consisting of approximately 300,000 engineers, computer professionals and other technical, professional and scientific candidates, from which it fills customer job requirements for this level of employees. These individuals are frequently willing to relocate to fulfill these assignments. Lesser skilled employees are generally recruited and assigned locally, and these resumes are maintained in data bases at branch offices.

      Employees hired by this segment become Volt employees during the period of their assignment (which typically ranges from as little as one day to several years). As the employer of record, Volt is responsible for the payment of salaries, payroll taxes, workers' compensation and unemployment insurance and other benefits, which may include paid sick days, holiday and vacation pay and medical insurance.

      Shaw & Shaw

      Shaw & Shaw, Inc. specializes in professional employer services (formerly known as employee leasing). Shaw & Shaw shares the employer responsibilities with its client companies, typically serving as the administrative employer of record for either the entire full-time workforce or for a specific department or division of the client company. Services provided by Shaw & Shaw include complete human resource management, legal and regulatory compliance, comprehensive health benefits, retirement plans and administration, workers' compensation insurance, loss control and risk management and payroll and payroll tax administration. Shaw & Shaw, utilizing the purchasing power of the Company, is able to provide cost savings in health care, workers' compensation insurance, and labor administration to its customers, as well as relieving them of much of the paperwork responsibility involved with maintaining employees.

      Shaw & Shaw provides services on a long-term basis to large and small client companies, in a broad spectrum of industries, including domestic and international airlines, retail, convenience markets, country clubs, restaurants, building contractors, petroleum, manufacturing, grocery, medical, maintenance, janitorial, banking, aerospace, and computer.

This segment also provides a limited number of direct full-time employees to existing customers, the majority of whom have previously been assigned on a temporary basis and whom the clients desire to hire as direct full-time employees.

During the week ended November 3, 1995, this segment provided approximately 22,600 employees to its customers.

The segment is not dependent upon a single customer or a few customers, the loss of which might have a materially adverse effect upon its business. However, some of this segment's national contracts are large, and the loss of any large contract could have a negative effect on this segment's business until the business could be replaced. The segment anticipates that a contract with one customer, which accounted for approximately 7% of revenues for fiscal 1995, will expire because the customer no longer has a need for those employees. Although in recent years Volt has won more contracts than it has lost and/or has succeeded in replacing expired contracts with other contracts, and although the segment expects to replace the revenues from such contract with additional business from existing and new customers and has obtained several national contracts expected to begin during the first half of fiscal 1996, there can be no assurance that it will continue to be able to do so and, even if it does, there can be no assurance that revenues from an expired contract will be immediately replaced. While the markets for the segment's services include a broad range of industries throughout the United States, general economic difficulties in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of this segment.

Downward pressures on this segment's operating margins are anticipated for fiscal 1996 due to higher employee insurance costs and increases in overhead to open new offices and replace the business of the customer mentioned above.

The segment competes with many technical service, temporary personnel and other contingent staffing firms, some of which are larger than Volt, as well as with individuals seeking direct employment. However, Shaw & Shaw does not now face a high level of competition from other national services; at present, the competition is composed primarily of small, local companies that generally have lower overhead.

The ability of Volt to compete successfully for customers depends on its reputation, pricing and quality of services provided and its ability to engage, in a timely manner, personnel meeting customer requirements. Many of the contracts entered into by this segment are of relatively short duration and competition is intense. Many of the contracts under which the segment operates are awarded on the basis of competitive proposals which are periodically rebid by the customer. Although Volt has been successful in obtaining various short and long-term contracts in the past, margins under such contracts have decreased in many instances. Certain contracts have expired and there can be no assurance that contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to the Company.

Electronic Publication and Typesetting Systems

Volt, through its subsidiary, Autologic, Incorporated and certain other Volt subsidiaries (collectively "Autologic"), designs, develops, manufactures, assembles, integrates, markets, sells, installs and maintains computerized imagesetting (computer-based electronic optical systems) and publication systems equipment and software that automate the various prepress production steps in the publishing process. Autologic's products are primarily marketed and sold to the newspaper publishing and commercial printing industries and to companies and other organizations having internal publishing facilities.

On October 5, 1995, an Agreement and Plan of Merger was signed which provides for the merger of the business of this segment with that of Information International, Inc. (Triple I), a publicly traded company. Under the terms of the Agreement, the entire business of this segment is to be acquired by Autologic Information International, Inc. (AIII) a new, wholly-owned Delaware subsidiary of the Company, incorporated for this purpose. Triple I is then to be merged into AIII on the basis of one share of Triple I common stock being converted into one share of AIII. Following the merger and depending on the occurrence of certain contingencies, Volt will own approximately 59% of the outstanding shares of AIII and the former shareholders of Triple I will own approximately 41% of the shares of AIII. The shares of AIII will be listed on the NASDAQ National Market. A registration statement on Form S-4 has been filed by AIII with the United States Securities and Exchange Commission (File No. 33-99278) which describes the transaction in detail. The closing is expected to take place prior to the end of January, 1996.

Autologic's systems consist of computers and computer-controlled products used for output of text and graphic files to raster image processors, laser imagers and platemakers and telecommunications systems and interface products. These are marketed as individual products or are integrated into systems in a variety of hardware and software configurations which allow them to be structured to meet the specific customer system requirements. Autologic has traditionally focused on high-volume and deadline-driven customers and, while striving to retain its leadership role in these areas, is attempting to utilize its core capabilities to expand into the lower-volume, less time-sensitive commercial publishing and electronic document transmission markets.

Autologic's family of products is based on a concept of total product line integration. The system architecture provides a modular and flexible networked design based on industry standard platforms. This approach supports upgrading as products evolve, new products are developed and technologies change.

To ensure customer service for its products on a worldwide basis, Autologic maintains, either itself or through its distribution network, offices worldwide with trained technicians and spare parts inventories. The service and support network provides remote diagnostics and on-line assistance using state-of-the-art telecommunication links, as well as on-site repair capabilities. Autologic believes its products have a good reputation for high performance, image quality, and reliability in high volume production environments.

The Company's principal product and service lines, which are integrated into Autologic systems to meet specific customer requirements, or are sold individually, are:

      Graphics Servers and Controllers - Graphic server and controllers are computer-based systems which receive and store scanned graphics and pictures, merge them with text files and page layout instructions, and direct the output of completed pages to raster image processors and laser output recorders. They also monitor the status of work in progress and availability of output devices.

      Laser Imaging Systems - Laser imaging systems consist of raster image processors ("RIPs"), which are computer-based systems that interpret page description instructions and create bit arrays, and output recorders, which use computer controlled lasers to image bit arrays received from RIPs onto film or printing press plate material. Autologic offers a family of high performance RIPs based on Harlequin Ltd.'s implementation of the Postscript page description language (PostScript is a registered trademark of Adobe Systems, Incorporated for a programming language, which has become a publishing industry standard).

      Telecommunications Systems - Precision laser scanners, graphic servers and laser imaging systems are linked together by computer-controlled devices to permit the management, transmission, receipt and remote production of graphic arts-quality ads, photographs, and complete pages via satellite, integrated services digital networks, microwaves, or high-speed telephone services throughout the world. These systems are designed to meet customer needs created by the decentralization of the publishing industry, with many new printing facilities built at a distance from the editorial center. These telecommunications systems also enable creators at remote sites to send text and graphics electronically to central printing sites for editing and printing.

      Interface Products - Autologic has developed a system architecture which allows RIPs to interface to multiple types of imaging devices. Autologic's hardware and software interfaces permit Autologic products to interface with other Autologic products, as well as with prepress products provided by others.

The design and manufacture of Autologic-built subassemblies and all system assembly is performed in Autologic's facilities in Thousand Oaks, California. This segment purchases certain completed subassemblies and manufactures others. Most of the parts and subassemblies used in the production of this segment's products are purchased from numerous suppliers and are integrated into Autologic products.

Autologic maintains a worldwide technical support and service organization, which supports and services the full range of Autologic products, which is headquartered in Thousand Oaks, California, with regional offices located throughout the United States, in London, England, and in Sydney, Australia. Autologic operates in Australia, New Zealand, the United Kingdom, Germany, France, Spain, Sweden, Israel, Canada, the Caribbean and Mexico. Local distributors and agents sell and service Autologic products in the remainder of the worldwide markets. Autologic has recently expanded its network of distributors and agents with a view to increasing sales worldwide, especially in areas of emerging economic growth.

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

The market for this segment's products is highly competitive. Technological advancements, "open system" architecture and general market conditions have created a market where price competition is commonplace. The product mix has changed as Autologic has expanded into commercial publishing and document transmission markets, with an increase in low-margin products in direct competition with products of many other manufacturers, and a decrease in sales of some high margin products. A number of firms, some of which are substantially larger and have substantially greater financial resources than Volt, manufactures one or more products competing with one or more of the segment's products. Some of these competitors sell their products as complete systems, for some of which Autologic has no competing system.

The Company holds several patents and trademarks related to this segment's products, but does not believe that these patents or trademarks are material to the segment.

Sales made outside the United States to unaffiliated foreign customers of products manufactured or assembled in the United States amounted to $36,200,000 in fiscal 1995, $31,200,000 in fiscal 1994 and $26,000,000 in fiscal 1993. In the past, Autologic has been adversely affected by general economic recessions in the United States and in other countries where Autologic products are sold. In addition, a significant portion of Autologic's business is in the newspaper publishing industry, which has in the past, experienced significant revenue downturns during recessions. These downturns resulted in reductions in capital expenditures by that industry, adversely affecting Autologic's performance.

Telephone Directory

Volt's Telephone Directory segment consists of the Directory Systems/Services division, the DataNational division, the Uruguay operations and the Advanced Technologies, Research & Development division.

Directory Systems/Services

Volt's Directory Systems/Services division markets to directory publishers and utilizes internally highly specialized systems, including both open and proprietary, which it developed, as well as, third-party off-the-shelf software. The division has integrated and maintains these systems for managing the production and control of databases for directory and other advertising media publishers. These systems are capable of implementing and maintaining databases, producing digitized display advertisements and photocomposing pages using equipment manufactured by Autologic and others, with integrated graphics for yellow and white pages directories as well as CD ROM and Internet directories. These systems are marketed to publishers incorporating "workflow management" by which ads are automatically routed between workstations, increasing thru-put and control.

The Directory Systems/Services division customized these software/hardware systems, to meet the needs of publishers who desire to perform their work in-house. The division also provides outsourcing services for advertising, database management and publication to publishers who choose not to do the work in-house. These systems are sold or licensed and the services are performed for directory publishers and others worldwide. The Directory Systems/Services division also provides directory management systems and various photocomposition services to a number of regional telephone and independent directory publishers, licenses production system software to directory publishers and provides commercial services, such as composition, data processing and database management services to other customers.

The Directory Systems/Services division separately markets workstations which are used to facilitate the creation of telephone directories. These include a graphics workstation (RAD-GRAF), containing Volt-developed software, which facilitates incorporating special graphic effects in the presentation of ads for merging text and graphics on a finished page. Another workstation is the Real-time Incolumn Display (RID) workstation, an on-line electronic galley editor which allows last minute alterations and insertions of ads and listings, while displaying the composed results as they will appear on the finished page.

Services are rendered under various short and long-term contracts and are performed primarily at facilities maintained by Volt in Blue Bell, Pennsylvania; Indianapolis, Indiana; Anaheim and San Diego, California; and, in one instance, at the customer's facility.

DataNational

Volt's DataNational division publishes community telephone directories in Virginia, Maryland, North Carolina and Arkansas. During fiscal 1995 it added new directories in Hampton and Newport News in Southern Virginia, and Winchester/Front Royal in Northern Virginia. Additionally, the Company announced the start of new directories in Charlotte, North Carolina, and Norfork, Virginia, which will be published in fiscal 1996. This brings the total community, county and regional directories to 59, an increase of eighteen over the last five years.

      Uruguay Operations

      This operation produces, publishes and prints the official white pages and yellow pages directories for the government-owned telephone company in Uruguay, and sells yellow pages advertising for the yellow pages directory. The Uruguay operation also performs commercial printing in Uruguay for customers in the Mercosur common market (Uruguay, Argentina and Brazil).

      Advanced Technologies, Research & Development

      Volt's Advanced Technologies, Research & Development division researches and implements new product lines and adopts new computer technology for internal office and business processing automation.

      This division, through its Volt Consulting Services branch, provides the Company, as well as non-affiliated customers, with data processing consulting, applications development, and software systems integration services.

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

This segment's position in its markets depends largely upon its reputation, the quality, design and pricing of its products and the timeliness of its deliveries. Although Volt continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products can be successfully marketed.

A substantial portion of Volt's business in this segment is obtained through submission of competitive proposals for contracts that typically expire in one to three years and are then rebid. While the segment has obtained various short and long-term contracts, margins under such contracts have decreased in many instances. Certain contracts expired in 1995 and others will expire in 1996 through 2000. While the Company is endeavoring to secure renewals and/or extensions of these contracts, some of which are material to this segment, and to obtain replacement business, there can be no assurance that contracts will be renewed or extended on satisfactory terms or that additional or replacement contracts will be awarded to the Company.

Engineering and Construction

The Engineering and Construction segment consists of the Voltelcon and Advanced Technology Services divisions.

      Voltelcon

      Volt's Voltelcon division furnishes a wide range of telecommunications services, including engineering, construction, maintenance, installation, removals and distribution of telecommunications products. Its customers are telephone operating companies, interexchange carriers, alternative local transport carriers, telecommunications equipment manufacturers, cable television and electric power companies, government units and private entities. It performs these services primarily in the central office, outside plant and at end user premises.

      Advanced Technology Services

      Volt's Advanced Technology Services (ATS) was established in 1994 to meet the challenges of the "Information Super Highway" and the merging of voice, data and video services to telephony, broadband and other providers of information system services, such as telephone companies, interexchange carriers, government and private industry. ATS accommodates clients in the telecommunications industry who require a full range of services from multiple Volt business segments, such as human resources, facilities, equipment, vehicles, systems analysis, network integration, software development and turnkey applications.

This segment faces substantial competition with respect to all of its telecommunications services from other suppliers and from in-house capabilities of potential customers. This segment experienced increased sales and realized a profit in fiscal 1995; nevertheless, competition remains intense, often resulting in low margins. Some of this segment's significant competitors are larger and have substantially greater financial resources than Volt. Other competitors are small, local companies, that generally have lower overhead.

Volt's ability to compete in this segment depends upon its reputation, technical capabilities, price, quality of service and ability to meet customer requirements in a timely manner. Volt believes that its competitive position in this segment is augmented by its ability to draw upon the expertise and resources of other Volt segments.

A substantial portion of Volt's business in this segment is obtained through submission of competitive proposals for contracts that typically expire in one to three years and are then rebid. While the segment has obtained various short and long-term contracts, margins under such contracts have decreased in many instances. Certain contracts expired in 1995 and others will expire in 1996 through 1998. While the Company is endeavoring to secure renewals and/or extensions of these contracts, some of which are material to this segment, and to obtain replacement business, there can be no assurance that contracts will be renewed or extended on satisfactory terms or that additional or replacement contracts will be awarded to the Company. There can be no assurance that this segment will continue to be profitable.

Computer Systems

The Computer Systems segment is comprised of Volt Delta Resources and Volt Viewtech.

      Volt Delta Resources

      Volt Delta Resources ("Volt Delta") is engaged in the design, programming, sale and/or lease, and maintenance of computer information systems and services, primarily for the telecommunications and financial markets. The segment's headquarters are located in New York, New York. Volt Delta operates as two business units: Information Systems and Maintech.

      Volt Delta's Information Systems division markets operator services solutions to telephone companies and interexchange carriers worldwide. Although, in the past, the division's services consisted of the development and sale of turnkey systems to its customers, because some of these companies have expressed an interest in upgrading the operator services capabilities by procuring the services as an alternative to making a capital investment in systems, Volt Delta has begun marketing directory assistance capabilities on a services basis on an access basis. This service is marketed as Directory Express, with Volt Delta owning and operating its own proprietary Delta Operator Services System (DOSS) and providing access to a national database, although there have not been any sales in fiscal 1995. Directory Express is a transaction-based service designed to offer Directory Assistance (DA) operators worldwide, with access to over 120 million United States business, residential and government listings. For consumer (end user) and especially for roaming mobile users, Directory Express is expected to provide a more convenient and efficient level of directory assistance service since, among other things, consumers may obtain directory information without having to know the correct area code.

      DOSS allows telecommunication customers to interface interactively with voice response units through the touch tone pad of their telephones and via limited voice recognition technology. These features provide new revenue sources to the telephone company from such applications as call completion, customized intercept and automated directory assistance. Although the basic DOSS system is offered to customers who wish to purchase systems, typically each customer will require some special features, and in some instances, extensive customization to attain service differentiation.

      During 1993 and 1994, Volt Delta entered into several contracts for the sale of DOSS and DOSS-related services with major telecommunication customers, one of which is based in the United Kingdom and whose DOSS system is in its final stages of implementation. Several other DOSS contracts for system deliveries were completed and accepted during 1994 and 1995, while other contracts are in-process. During 1995, Volt Delta introduced its Operator and Agent Services Integration System (OASIS), which provides operator services providers open access to multiple information-based databases.

      Volt Delta's services division, Maintech, provides installation planning, database creation, system and network monitoring, computer operations, and system maintenance services to DOSS and Directory Express customers. As a complementary line of business, Maintech provides an array of services to customers who have purchased computer systems and networks from others. These services include project management, system and network design and implementation, Help Desk support, workstation and PC integration, as well as maintenance services on DEC, SUN, Silicon Graphics, IBM RS/6000 and other advanced technology product lines.

      In order to fulfill its commitments under its contracts, Volt Delta is required to develop advanced computer software programs and purchase substantial amounts of computer and related equipment manufactured by unaffiliated corporations. Much of the equipment required for these contracts is purchased as needed and is readily available from a number of suppliers.

      Volt Viewtech

      Volt's Viewtech subsidiary supports energy and water conversion initiatives through management, financial, and technical services provided to the utility industry, major financial institutions, trade associations, and manufacturers. Viewtech is a certified Fannie Mae lender and a national service provider for automatic meter reading firms. Viewtech manages the nations largest residential water conservation rebate program in New York City and provides similar conservation services to utilities nationwide. Viewtech develops proprietary software and systems which it licenses and uses to support its business operations. Viewtech is headquartered in Anaheim, California, and operates through three regional offices, located in Little Rock, Arkansas; San Francisco, California and Atlanta, Georgia, with project offices located throughout the country.

Although Volt continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products can be successfully marketed. The inability to sell additional major systems would have an adverse effect on this segment's business.

The Company holds several patents and trademarks related to this segment's products, but does not believe that these patents or trademarks are material to the segment.

The business environment in which this segment operates is highly competitive. Some of this segment's principal competitors are considerably larger than Volt and have substantially greater financial resources. This segment's position in its market depends largely upon its reputation, quality of services and ability to develop, maintain and implement information systems on a cost competitive basis.

Under the completed contract method of accounting used by this segment, revenues together with related costs are recognized in income upon acceptance by the customer. Since sales of systems under DOSS contracts are generally recorded upon customer acceptance, acceptance in a particular year may affect the comparability of results with other years. Although sales of systems are normally not recurring, a larger installed base provides opportunities for future expansion of existing customer systems, system enhancement sales and maintenance revenue.

Joint Ventures

A subsidiary of the Company is a shareholder in Pacific Access Pty. Ltd. ("Pacific Access"), a joint venture company in Australia. This venture, which commenced operations in July 1991, assumed responsibility throughout Australia for the marketing, selling and compilation functions of all yellow pages directories of Telstra Corporation Ltd., the Australian Government-owned telephone company, under the terms of a twelve-year contract. Telstra Corporation Ltd. owns fifty percent of the voting common stock of Pacific Access, while subsidiaries of Volt, Southwestern Bell, Bell Canada and Edward H. O'Brien Industries each hold twelve and one-half percent.

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

Research and Development

During fiscal years 1995, 1994, and 1993, the Company expended approximately $6,989,000, $6,262,000, and $5,830,000, respectively, on research and development, all of which is Company sponsored. The major portion of research and development expenditures were incurred in the Electronic Publication and Typesetting Systems segment, the Telephone Directory segment and the Computer Systems segment.

Customers

No customer represented more than 10% of the Company's consolidated revenues for the year ended November 3, 1995. For the 1995 fiscal year, the Telephone Directory segment's sales to one customer represented approximately 24% of the total sales of that segment; the Engineering and Construction segment's sales to two customers represented approximately 31% and 20% of the total sales of that segment; and the Computer Systems segment's sales to three customers represented approximately 30%, 17% and 12% of the total sales of that segment. Each of these segments is dependent on such respective customers. In the event that there were a loss of one or more of these customers by the respective segment, unless the business is replaced by that segment, there could be an adverse effect on that segment's business, although the Company does not believe that there would be an adverse effect on the business of the Company taken as a whole.

Seasonality

Historically, the Company's results of operations have been lower in the first fiscal quarter as a result of reduced requirements for its technical and temporary personnel due to the holiday season. In addition, Pacific Access (see "Joint Ventures" above) produces a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters. The Uruguayan telephone directory operation produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter, and DataNational is adversely affected in the Company's first fiscal quarter due to the seasonality of its directory closing schedule.

Employees

During the week ended November 3, 1995, Volt employed approximately 26,800 persons, including approximately 22,600 persons who were on temporary assignment for the Technical Services and Temporary Personnel segment.

Volt is a party to two collective bargaining agreements which cover a small number of employees. Volt believes that it has satisfactory relations with its employees.

Certain of the services rendered by Volt's Electronic Publication and Typesetting Systems, Telephone Directory and Computer Systems segments require highly trained technical personnel in specialized fields which are currently in short supply and, while the Company currently has a sufficient number of such technical personnel in its employ, there can be no assurance that in the future these segments can continue to employ sufficient technical personnel necessary for the successful conduct of such services.

Regulation

The Company's business is not subject to specific industry government regulations. In connection with foreign sales, it is subject to the Foreign Corrupt Practices Act and export controls. The export of certain technologies are restricted. At the present time, and with respect to the countries in which the Company's Electronic Publication and Typesetting Systems, Telephone Directory and Computer Systems segments currently sell most of their products, the sale of their current products, both hardware and software, are permitted pursuant to a general export license. An expansion of sales to countries designated by the United States as sensitive would be subject to more restrictive export regulations.

See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  PROPERTIES

The Company occupies 41,000 square feet at 1221 Avenue of the Americas, New York, New York, under a lease which expires in 2000. The facility is shared by its corporate headquarters, its Computer Systems' segment headquarters and a regional headquarters of its Technical Services and Temporary Personnel segment. The following table sets forth certain information as to each of the Company's other major facilities:

                                                                       Sq. Ft.
                                                                       Leased                  If Leased,
                                                                         or                   Year of Lease
Location                     Business Segment                           Owned                  Expiration
--------                     ----------------                         --------                -------------
Anaheim,                     Telephone Directory                       39,000 *                    owned
California

El Segundo,                  Technical Services and                    20,000                      owned
California                     Temporary Personnel
                             Telephone Directory

Thousand Oaks,               Electronic Publication and               134,000                      owned
California                     Typesetting Systems

Orange,                      West Region Headquarters                 200,000 *                    owned
California                   Accounting Center
                             Technical Services and
                               Temporary Personnel
                             Telephone Directory
                             Computer Systems

San Diego,                   Technical Services and                    20,000                      owned
California                     Temporary Personnel

Norcross,                    Electronic Publication and                13,000                       1998
Georgia                        Typesetting Systems
                             Technical Services and
                               Temporary Personnel
                             Engineering and Construction

Indianapolis,                Telephone Directory                       22,000                       1998
Indiana

                                                                        Sq.Ft.
                                                                        Leased                   If Leased,
                                                                          or                   Year of Lease
Location                     Business Segment                            Owned                   Expiration
--------                     ----------------                           ------                 -------------

Pleasanton,                  Computer Services                          35,000                      1996
California

Wallington,                  Computer Services                          32,000                      1997
New Jersey

Blue Bell,                   Telephone Directory                        52,000                      1996
Pennsylvania                 Technical Services and
                                Temporary Personnel

Montevideo,                  Telephone Directory                        27,000                      1997
Uruguay

Chantilly,                   Telephone Directory                        18,000                      2000
Virginia                     Computer Systems
                             Technical Services and
                                Temporary Personnel

Redmond,                     Technical Services and
Washington                      Temporary Personnel                     21,000                      1998

* See Note G of Notes to Consolidated Financial Statements for information regarding a term loan secured by these properties.

In addition, the Company leases space in approximately 170 other facilities throughout the United States and Europe (excluding month-to-month rentals), each of which consists of less than 10,000 square feet. These leases expire at various times from 1996 until 2000 (with one, in the United Kingdom, expiring in 2010).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

Executive Officers

WILLIAM SHAW, 71, a founder of the Company, has been President and Chairman of the Board of the Company for more than the past five years and has been employed in executive capacities by the Company and its predecessors for over forty years. He is the brother of Jerome Shaw.

JEROME SHAW, 69, a founder of the Company, has been Executive Vice President and Secretary of the Company for more than the past five years and has been employed in executive capacities by the Company and its predecessors for over forty years. He is the brother of William Shaw.

IRWIN B. ROBINS, 61, has been a Senior Vice President of the Company since September 1985. For more than five years prior thereto, he served as Vice President and General Counsel of the Company.

JAMES J. GROBERG, 67, has been a Senior Vice President of the Company since September 1985. Mr. Groberg also served as Treasurer of the Company from September 1985 to January 1994 and Executive Vice President and Treasurer of the Company from July 1973 until April 1981.

HOWARD B. WEINREICH, 53, has been General Counsel of the Company since September 1985 and served as Associate General Counsel of the Company from September 1981 until he assumed his present position.

JACK EGAN, 46, has been Vice President - Corporate Accounting and Principal Accounting Officer since January 1992. For more than five years prior thereto, he served as Assistant Controller of the Company.

DANIEL G. HALLIHAN, 47, has been Vice President - Accounting Operations since January 1992. For more than five years prior thereto, he served as Director of Corporate Financial Planning & Control.

LUDWIG M. GUARINO, 44, has been Treasurer of the Company since January 1994. For more than five years prior thereto, he served as Assistant Treasurer of the Company.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market (NASDAQ Symbol-Volt). The following table sets forth the high and low prices of Volt's Common Stock as reported by NASDAQ, and reflects interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:


                                                            1995                             1994
                                                  ------------------------           -----------------------
Fiscal Period                                      High              Low              High             Low
-------------                                      ----              ---              ----             ---
First Quarter                                     $14-3/4          $12-7/8          $ 9-1/2           $7-3/4
Second Quarter                                     16-5/8           13-5/8            8-3/4            7-3/4
Third Quarter                                      16               14-1/8            9-1/8            8-1/8
Fourth Quarter                                     24-3/4           14-5/8           13-3/8            8-3/8


Restated to reflect a two-for-one stock split effected on October 6, 1995.

The approximate number of record holders of the Company's common stock at January 16, 1996 was 414.

Cash dividends have not been paid during the two-year period ended November 3, 1995. The Company has agreements, which contain financial covenants, the most restrictive of which requires the Company to maintain a tangible net worth of $84,000,000. At November 3, 1995, this condition was met and the amount available for dividends was $17,265,000 (see Note G of Notes to Consolidated Financial Statements).

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                         Year Ended (Note 1)
                                                          ------------------------------------------------------------------------
                                                            November        October          October       October        November
                                                            3, 1995         28, 1994         29, 1993      30, 1992       1, 1991
                                                          -----------     -----------     -----------     ----------    ----------
                                                                         (Dollars in thousands, except per share data)

Revenues                                                  $   907,362     $   734,486     $   565,173     $  530,567    $  483,632
                                                          ===========     ===========     ===========     ==========    ==========

Income (loss) from continuing operations
 before extraordinary items and cumulative
 effect of a change in accounting                         $    16,386*    $    12,044*    $    (3,674)*   $    1,091*   $      345*
Extraordinary items-gains (losses) on the
 repurchases of debt, net of income taxes--Note 2                 (62)           (271)            579
Cumulative effect of a change in accounting
 for income taxes--Note 3                                                                         959
                                                          -----------     -----------     -----------     ----------    ----------

Net income (loss)                                         $    16,324     $    11,773     $    (2,715)    $    1,091    $      924
                                                          ===========     ===========     ===========     ==========    ==========

                                                                                          Per Share Data

Income (loss) from continuing operations
 before extraordinary items and cumulative
 effect of a change in accounting                         $      1.70*    $      1.26*    $      (.38)*   $      .11*   $      .04*
Extraordinary items                                              (.01)    $     (.03)                                          .06
Cumulative effect of a change in accounting
 for income taxes                                                                                 .10
                                                          -----------     -----------     -----------     ----------    ----------

Net income (loss)                                         $      1.69     $      1.23     $      (.28)    $      .11    $      .10
                                                          ===========     ===========     ===========     ==========    ==========

Number of shares used in computation--Note 4                9,634,334       9,605,492       9,597,726      9,580,762     9,696,636

Total assets                                              $   264,011     $   226,904     $   235,892     $  226,502    $  214,590

Long-term debt, net of current portion                    $    28,819     $    40,788     $    58,095     $   81,076    $   86,103



Note 1--Fiscal 1995 was comprised of 53 weeks, while fiscal years 1991-1994 were each comprised of 52 weeks.

Note 2--See Note G of Notes to Consolidated Financial Statements for fiscal years 1995 and 1994. The extraordinary items in fiscal year 1991 result from repurchases at a discount of $3,570,000, respectively, face value of the Company's 12-3/8% Subordinated Debentures.

Note 3--See Note F of Notes to Consolidated Financial Statements.

Note 4--See Note A of Notes to Consolidated Financial Statements for the basis of determining the number of shares used in the computation.

Note 5--Cash dividends have not been paid during the five-year period ended November 3, 1995.

* The results from continuing operations include the following gains and (losses) on the sale or write-down of marketable securities: 1994 - ($7,000); 1993 - $199,000 or $.02 per share; 1992 - $541,000 or $.06 per share and 1991
   - ($910,000) or ($.09) per share.

   The results of operations for fiscal 1993 includes a pretax charge of $6,400,000 or ($.44 per share) for estimated costs in excess of anticipated revenues under two contracts for major directory assistance systems. In fiscal 1994 and 1995, the Company received customer acceptance under such contracts, which, because of the pretax charge in 1993 related to such contracts, had no effect on Company's earnings for 1994 and 1995, although revenues (and costs) of $59 million and $15 million were recognized in 1994 and 1995, respectively.

   The results of fiscal 1992 include a reversal of a portion of prior years' business tax expenses of $1,070,000 ($.08 per share) and a charge of $722,000 ($.05 per share) relating to a portion of a facility under lease until fiscal 1994 which is no longer being utilized.

   The results of fiscal 1991 include a gain of $6,658,000 ($4,053,000, net of taxes, or $.42 per share), net of legal expenses, due to the settlement of litigation and a $288,000 gain ($.02 per share) applicable to the repurchase, at a discount, of $2,330,000 face value of the Company's 12-3/8% Subordinated Debentures used to satisfy the 1992 sinking fund requirement. In July 1991, the Internal Revenue Service concluded its examination of the Company's tax returns for the fiscal years 1980 through 1988. Accordingly, $1,473,000 ($.15 per share), included in the liability for income taxes at November 2, 1990 applicable to such years in excess of the amount payable as a result of the examination, has been included as a tax benefit in fiscal 1991.

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

Results of Operations - Summary

Revenue in fiscal 1995 increased by $172,876,000, or 24%, from fiscal 1994, as sales increased by $186,436,000, or 26%. Revenue in fiscal 1994 increased by $169,313,000, or 30%, from fiscal 1993, as sales increased by $162,763,000, or
29% and the Company realized a $9,770,000 gain on the sale of a joint venture. The increase in sales in 1995 and 1994 include increases in the Computer Systems segment of $32,825,000 and $61,554,000, respectively, due to the completion of several long-term contracts and increases in the Technical Services and Temporary Personnel segment of $137,836,000 and $92,905,000, respectively.

In fiscal 1995, the Company had income of $27,281,000 before income taxes and extraordinary items, compared to $19,827,000 in fiscal 1994 and a loss of $5,594,000 before income taxes and a cumulative effect of a change in accounting in fiscal 1993. The 1994 results include a $9,770,000 pretax gain on the sale of a joint venture. The 1993 results included a $6,400,000 pretax charge for non-recoverable costs under two large contracts. The principal increases in operating profit in 1995 were from Technical Services and Temporary Personnel segment, with an increase of $11,780,000, and the Computer Systems segment, with an increase of $8,563,000. The principal increases in the operating profit in 1994 were from Technical Services and Temporary Personnel, with an increase of $8,977,000, and Computer Systems, where losses were reduced by $6,381,000.

The extraordinary items in fiscal 1995 and 1994 were losses of $62,000 and $271,000, respectively, due to the early redemption at par of $10,000,000 and $30,000,000 face value of the Company's 12-3/8% Subordinated Debentures.

The cumulative effect of a change in accounting of $959,000 in fiscal 1993 was due to the Company adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The net income in fiscal 1995 and 1994 was $16,324,000 and $11,773,000, respectively, compared to a net loss in fiscal 1993 of $2,715,000.

The 1995 fiscal year includes 53 weeks, compared to 52 weeks in fiscal 1994 and 1993.

Results of Operations - Segments

The Company's consolidated operating profit was $42,493,000 in fiscal 1995, compared to $22,982,000 in fiscal 1994 and $7,566,000 in fiscal 1993. (See Industry Segment Data in Item 1 of this Report and Note J of Notes to Consolidated Financial Statements in Item 8 of this Report).

The Technical Services and Temporary Personnel segment's sales increased by $137,836,000, or 32%, in fiscal 1995 to $572,346,000 and by $92,905,000, or 27%, in fiscal 1994, to $434,510,000. Operating profit of the segment increased by $11,780,000, or 72%, to $28,117,000 in fiscal 1995 and

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS--Continued

by $8,977,000, or 122%, to $16,337,000 in fiscal 1994. In fiscal 1995 and 1994, approximately $56,000,000 and $60,000,000, respectively, of the segment's sales increase was the result of business with new customers, with pre-existing customers accounting for the balance. One new customer accounted for approximately $38,000,000 of the increase in sales in fiscal 1995. It is anticipated that the segment's services to that customer will no longer be required subsequent to January 31, 1996. The operating profit increases in fiscal 1995 and 1994 were due to the increased sales volume and increases in gross margin (.9 percentage points in 1995) resulting from lower workers' compensation insurance and other costs partially offset by increases in overhead to support the additional sales. Downward pressures on operating margins are anticipated for fiscal 1996 due to higher employee insurance costs and increases in overhead to open new offices and replace the business of the customer mentioned above. Although the markets for the segment's services include a broad range of industries throughout the United States, general economic difficulties in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of this segment.

The Electronic Publication and Typesetting Systems segment's sales increased by $5,082,000, or 8%, to $70,405,000 in fiscal 1995 and increased by $5,983,000, or
10%, to $65,323,000 in fiscal 1994. The sales increases were primarily due to increased equipment sales in overseas markets (1995) and domestic and overseas markets (1994). Despite the increase in sales, operating profits decreased by $878,000, or 66%, in fiscal 1995 to $456,000 and by $706,000, or 35%, in fiscal
1994 to $1,334,000 primarily due to a reduction in the gross margin of 2.3 and 4 percentage points in 1995 and 1994, respectively, partially offset by a 1.2 and 3 percentage point decrease in total operating expenses expended per sales dollar in 1995 and 1994, respectively. The decrease in the gross margin percentage resulted from a change in the product mix (a decrease in sales of some high-margin products and an increase in sales of some low-margin items which are in direct competition with other manufacturers' products). The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal years 1995, 1994 and 1993 of equipment introduced within the last three years comprising approximately 84%, 84% and 65%, respectively, of equipment sales. See Note P of Notes to Consolidated Financial Statements for information concerning a pending acquisition.

The Telephone Directory segment's sales decreased by $4,388,000, or 6%, to $69,767,000 in fiscal 1995 and decreased by $4,789,000, or 6%, to $74,155,000 in fiscal 1994. In fiscal 1995, the segment's operating profit decreased by $5,189,000, or 78%, to $1,506,000. In fiscal 1994, the segment's operating profit decreased by $1,458,000, or 18%, to $6,695,000. The fiscal 1995 sales decline is due to a decrease in telephone directory production volume, primarily related to the expiration of a contract in early 1995, which generated sales of $9,000,000 in fiscal 1994, partially offset by increases in independent directory sales by the segment's DataNational division and increased volume in the Uruguayan printing operation of 16% and 15%, respectively. The fiscal 1995 decline in operating profit was due to the lower telephone directory production sales volume, an increase in costs to develop new directory management systems and start-up losses incurred in the automated production of newspaper display advertisements. The 1994 sales decline is primarily due to the absence in 1994 of revenue from the sale of automated directory systems which occurred in 1993, partially offset by increased independent directory sales by the segment's DataNational division and a 4% increase in telephone directory production. The operating profit decline in 1994 was due to the absence in 1994 of high margin automated directory system shipments made in 1993. This segment's services are rendered under various short and long-term contracts which expired in fiscal 1996 through 2000. There can be no assurance that they will be renewed or replaced on similar terms.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

The Engineering and Construction segment's sales increased by $15,314,000, or 29%, to $67,990,000 in fiscal 1995 and by $5,203,000, or 11%, to $52,676,000 in fiscal 1994. In fiscal 1995 and 1994, the segment had a profit of $6,178,000 and $792,000, respectively, compared to a loss of $1,128,000 in 1993. The fiscal 1995 sales increase was due to a 37% increase in the construction division and an 8% increase in the business systems division. Operating results improved due to the increased sales volume, an increase in the gross margin of 1.3 percentage points and a 6.8 percentage point decrease in overhead expended per sales dollar. The 1994 sales increase was due to increases in the Advanced Technology Services division and installation services partially offset by a decline in engineering revenue. Operating results improved in fiscal 1994, due to increased sales volume and improved gross margins.

The Computer Systems segment's sales increased by $32,825,000, or 33%, to $131,960,000 in fiscal 1995 and increased by $61,554,000, or 164%, to
$99,135,000 in fiscal 1994. The segment had an operating profit in fiscal 1995 of $6,395,000, as compared to an operating loss of $2,168,000 and $8,549,000 in fiscal 1994 and 1993, respectively. The 1995 and 1994 sales included revenues of $85,000,000 and $64,500,000, respectively, recognized on customer acceptance of several major Delta Operator Service Systems (DOSS). The fiscal 1995 increase in sales and operating profit was primarily due to customer acceptance of six DOSS contracts, increased maintenance revenues and increased sales and profits on conservation services to utilities. The fiscal 1994 sales increase was primarily due to customer acceptance and revenue recognition of two DOSS contracts. Operating profit improved in 1994, primarily due to the absence in 1994 of a $6,400,000 charge taken in 1993 for costs not recoverable on two contracts, one completed in fiscal 1994 and the other in fiscal 1995. Under the completed contract method of accounting used by this segment, revenues together with related costs are recognized in income upon acceptance by the customer. Since sales of systems under DOSS contracts are generally recorded upon customer acceptance, acceptance in a particular year may affect the comparability of results with other years. Although sales of systems are normally not recurring, a larger installed base provides opportunities for future expansion of existing customer systems, system enhancement sales and maintenance revenue.

Results of Operations - Other

Interest income increased by $673,000, or 50%, in fiscal 1995 and decreased by $45,000, or 3%, in fiscal 1994. The fiscal 1995 increase was primarily due to higher prevailing rates and additional funds available for investment in interest-bearing securities (see "Liquidity and Capital Resources", below). The decrease in fiscal 1994 was primarily due to reduced funds available for investments in interest-bearing securities.

The Company's equity in the net loss of its joint ventures was $1,000,000 in 1995, compared to net income of $3,055,000 and $4,940,000 in 1994 and 1993, respectively. In February 1994, the Company sold for $16,400,000 its 50% interest in Pacific Volt Information Systems, a joint venture, which composed telephone directories in California under a contract that was due to expire in 1996.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

The sale resulted in a pretax gain of $9,770,000. The fiscal 1995 decrease was due to the start-up losses incurred by the Company's Brazilian joint venture which began operations in July 1994 and the absence of profits from the U.S. joint venture sold in February 1994. The 1994 results for the twelve months included only four months of income attributable to the U.S. joint venture, or $661,000, compared to $2,327,000 in 1993. The Company's share of the income of the Australian joint ventures increased in 1995 by 12%, and decreased in 1994 by 1%. The Company's fiscal 1995 share of the income of its Australian joint ventures, which produces a major portion of its revenues and significantly all of its profit in the Company's second and third fiscal quarters, increased by $260,000 due to increased revenues. The 1994 decline was primarily due to an arrangement which ended in 1993 in which the Company's share of the joint venture's income was able to exceed its 12-1/2% ownership.

Selling and administrative expenses increased by $2,581,000, or 6%, to $45,657,000 in 1995 and by $2,967,000, or 7%, to $43,075,000 in 1994 to support the increased sales activities. These expenses expressed as a percentage of sales were 5.0%, 6.0% and 7.2% for fiscal years 1995, 1994 and 1993, respectively.

Research and development expenses increased by $727,000, or 12%, to $6,989,000 in 1995 and $432,000, or 7%, to $6,262,000 in 1994. The increase in 1995 was due to additional product development by the Telephone Directory and Computer Systems segments, partially offset by a decrease in the Electronic Publishing and Typesetting Systems segment. The 1994 increase was due to an increase in the Computer Systems segment, partially offset by decreases in the Telephone Directory and Electronic Publication and Typesetting Systems segments. The decreases in the Electronic Publication and Typesetting Systems segment in 1995 and 1994 were due primarily to a reduction in certain development projects.

Depreciation and amortization increased by $1,214,000, or 11%, to $11,959,000 in 1995 and increased by $554,000, or 5%, to $10,745,000 in 1994. The fiscal 1995 and 1994 increases are due to increased fixed asset expenditures in 1993, 1994, and 1995.

The foreign exchange gain in fiscal year 1995 was $186,000, compared to losses of $39,000 and $378,000 in fiscal 1994 and 1993, respectively. The foreign exchange gain in 1995 was due to favorable currency movements in certain currencies and the reduced loss in 1994 resulted from a stabilized European currency market. To minimize the potential adverse impact on the Company's foreign currency receivables and sales when the dollar strengthens against foreign currencies, foreign currency options are purchased.

Interest expense decreased by $1,423,000, or 19%, to $6,045,000 in 1995 and by $3,610,000, or 33%, to $7,468,000 in 1994. The decreases in 1995 and 1994 were due to reductions in the interest rate on a mortgage loan and to the repurchase of a portion of the Company's 12-3/8% Subordinated Debentures. The Company has established additional financing at lower costs through the sale of accounts receivable which enabled the Company to call and redeem $20,000,000 of debentures in November 1993 and $10,000,000 in May 1995, and as a result of the sale of a 50% joint venture, redeemed $10,000,000 in May 1994. In fiscal 1995, 1994 and 1993, other income was reduced by charges of $2,133,000, $1,557,000 and $849,000, respectively, for costs incurred in conjunction with the sale of accounts receivable (see Note C of Notes to Consolidated Financial Statements).

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

See Note F of Notes to Consolidated Financial Statements for information concerning the Company's effective tax rates for fiscal 1993 through fiscal 1995.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by $8,301,000 in 1995 to $25,350,000.

Cash flows from operating activities contributed $34,115,000 to cash flows. Many factors, reflected in the accompanying Consolidated Statements of Cash Flows, affected the amount of cash flows from operating activities. Primary among the factors providing cash flows to operating activities in 1995 were the Company's net income of $16,324,000, a non-cash expense of $11,959,000 for depreciation and amortization, and increases in accrued expenses of $10,596,000 and income taxes of $12,383,000 due to the increased level of activities, with the balance being contributed by several items. Among the principal uses of cash in operating activities in 1995 were an increase in the level of accounts receivable of $15,731,000, with the balance being contributed by several items.

The principal factors in the application of $14,215,000 to investing activities were the net increases in property, plant and equipment of $10,933,000 and the investment in joint ventures of $5,049,000, offset, in part, by the proceeds from the net decrease in investments of $3,132,000.

The principal factor in the application of $10,269,000 to financing activities was the early redemption of $10,000,000 of the Company's Subordinated Debentures.

In addition to its cash and cash equivalents, at November 3, 1995, the Company's investment portfolio, primarily U.S. Treasury Notes and certificates of deposit, had a carrying value of $5,183,000. The Company also has a $10,000,000 credit line with a domestic bank under a revolving credit agreement which expires in February 1996, together with $3,500,000 of credit lines with foreign banks. The Company anticipates that the domestic credit line will be renewed. The Company had outstanding bank borrowings of $5,154,000 at November 3, 1995 under such lines. In addition, the Company has the right to sell up to $15,000,000 of additional receivables under its existing receivables sales program.

The Company believes its current financial position, working capital and future cash flows will be sufficient to fund its presently contemplated operations and satisfy its debt obligations. The Company has no material capital commitments, although it currently expects to expend approximately $4,500,000 to upgrade its Uruguayan printing equipment and facility in fiscal 1996. The Company may determine, from time-to-time in the future, to buy shares of its common stock and/or additional debentures in the market or in privately negotiated transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ERNST & YOUNG LLP     787 Seventh Avenue             Phone #: 212-773-3000
                      New York, New York 10019

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Volt Information Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of November 3, 1995 and October 28, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 3, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at November 3, 1995 and October 28, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 3, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note F to the consolidated financial statements, in 1993, the Company changed its method of accounting for income taxes, in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

                                                               Ernst & Young LLP

January 2, 1996

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                              November        October
                                              3, 1995         28, 1994
                                            ------------   ------------
ASSETS


CURRENT ASSETS
 Cash and cash equivalents--Note A          $ 25,350,000   $ 17,049,000
 Short-term investments--Notes B and I         1,047,000      4,974,000
 Trade accounts receivable less
  allowances of $3,943,000 (1995)
  and $4,027,000 (1994)--Note C
  and Schedule II                            111,696,000     98,795,000
 Inventories--Notes A and D                   28,207,000     27,239,000
 Deferred income taxes--Notes A and F          8,711,000      2,966,000
 Prepaid expenses and other assets             7,204,000      4,387,000
                                            ------------   ------------


TOTAL CURRENT ASSETS                         182,215,000    155,410,000

INVESTMENTS IN SECURITIES--
  Notes B and I and Schedule II                4,136,000      3,121,000


INVESTMENTS IN JOINT VENTURES--
  Note M                                      13,903,000     11,997,000



PROPERTY, PLANT AND EQUIPMENT--
  at cost--Notes A, G and J
  Land and buildings                          33,591,000     33,513,000
  Machinery and equipment                     51,233,000     42,175,000
  Leasehold improvements                       2,818,000      2,819,000
                                            ------------   ------------
                                              87,642,000     78,507,000



 Less allowances for depreciation
   and amortization                           32,057,000     28,555,000
                                            ------------   ------------
                                              55,585,000     49,952,000

DEPOSITS, RECEIVABLES
 AND OTHER ASSETS                              2,764,000      1,562,000


INTANGIBLE ASSETS--net of accumulated
 amortization of $4,181,000 (1995) and
 $3,495,000 (1994)--Notes A and F              5,408,000      4,862,000


                                            ------------   ------------

                                            $264,011,000   $226,904,000
                                            ============   ============


                                              November        October
                                              3, 1995         28, 1994
                                            ------------   ------------


LIABILITIES AND STOCKHOLDERS'
 EQUITY

CURRENT LIABILITIES
 Notes payable to banks--Note E             $  5,154,000   $  4,925,000
 Current portion of long-term debt--
   Note G                                      2,000,000      2,000,000
 Accounts payable                             30,786,000     25,018,000
 Accrued expenses
   Wages and commissions                      23,403,000     19,859,000
   Taxes other than income taxes              10,059,000      8,917,000
   Insurance                                  18,893,000     15,039,000
   Other                                       6,686,000      5,639,000
 Customer advances and other liabilities      15,250,000     11,610,000
 Income taxes--Notes A and F                  12,401,000        564,000
                                            ------------   ------------

TOTAL CURRENT LIABILITIES                    124,632,000     93,571,000

LONG-TERM DEBT--Note G                        28,819,000     40,788,000


DEFERRED INCOME TAXES--
 Notes A and F                                 3,433,000      2,700,000
                                            ------------   ------------

                                             156,884,000    137,059,000


STOCKHOLDERS' EQUITY--Notes
 A,B,C,G,H and M and Schedule II
   Preferred stock, par value $1.00
   Authorized--500,000 shares;
    issued--none
   Common stock, par value $.10
   Authorized--15,000,000 shares;
    issued--9,664,794 (1995)
    and 7,789,580 shares (1994)                  966,000        779,000
   Paid-in capital                            27,098,000     43,830,000
   Retained earnings                          79,157,000     91,655,000
   Unrealized foreign currency
    translation adjustments                     (168,000)      (283,000)
   Unrealized gain (loss) on
    marketable securities                         74,000        (47,000)
                                            ------------   ------------
                                             107,127,000    135,934,000


    Less 2,986,554 common shares
     held in the treasury at cost                   --       46,089,000
                                            ------------   ------------

                                             107,127,000     89,845,000

COMMITMENTS--Note I

                                            ------------   ------------

                                            $264,011,000   $226,904,000
                                            ============   ============


                 See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEAR  ENDED
                                                             ----------------------------------------------
                                                               November        October          October
                                                               3, 1995         28, 1994         29, 1993
                                                             ------------    ------------      ------------
Revenues:
 Sales of services--Note L                                   $837,699,000    $656,212,000      $501,028,000
 Sales of products                                             69,608,000      64,659,000        57,080,000
                                                             ------------    ------------      ------------
  Total sales                                                 907,307,000     720,871,000       558,108,000

 Interest income                                                2,009,000       1,336,000         1,381,000
 Gains (losses) on securities-net                                                  (7,000)          199,000
 Equity in income (loss) of joint ventures--Note M             (1,000,000)      3,055,000         4,940,000
 Gain on sale of joint venture--Note M                                          9,770,000
 Other income (expense)-net--Notes C and G                       (954,000)       (539,000)          545,000
                                                             ------------    ------------      ------------
                                                              907,362,000     734,486,000       565,173,000
                                                             ------------    ------------      ------------
Costs and expenses:
 Cost of sales:
   Services--Note L                                           761,240,000     603,607,000       467,710,000
   Products                                                    47,104,000      41,984,000        34,435,000
 Selling and administrative                                    45,657,000      43,075,000        40,108,000
 Research and development                                       6,989,000       6,262,000         5,830,000
 Engineering                                                    1,273,000       1,479,000         1,037,000
 Depreciation and amortization                                 11,959,000      10,745,000        10,191,000
 Foreign exchange (gain) loss-net--Note A                        (186,000)         39,000           378,000
 Interest expense                                               6,045,000       7,468,000        11,078,000
                                                             ------------    ------------      ------------
                                                              880,081,000     714,659,000       570,767,000
                                                             ------------    ------------      ------------
Income (loss) before income taxes and
 items shown below--Note L                                     27,281,000      19,827,000        (5,594,000)
Income tax provision (benefit)--Notes A and F                  10,895,000       7,783,000        (1,920,000)
                                                             ------------    ------------      ------------
Income (loss) before extraordinary item and
 cumulative effect of a change in accounting                   16,386,000      12,044,000        (3,674,000)
Extraordinary item-loss on repurchase of debt,
  net of income taxes--Note G                                     (62,000)       (271,000)
                                                             ------------    ------------      ------------
Income (loss) before cumulative effect of a
  change in accounting                                         16,324,000      11,773,000        (3,674,000)
Cumulative effect of a change in accounting
  for income taxes--Note F                                                                          959,000
                                                             ------------    ------------      ------------

NET INCOME (LOSS)                                            $ 16,324,000    $ 11,773,000      $ (2,715,000)
                                                             ============    ============      ============

                                                                          Per Share Data

Income (loss) before extraordinary item and
 cumulative effect of a change in accounting                         1.70    $       1.26      $       (.38)
Extraordinary item                                                   (.01)           (.03)
                                                             ------------    ------------      ------------
Income (loss) before cumulative effect
 of a change in accounting                                           1.69            1.23              (.38)
Cumulative effect of a change in accounting                                                             .10
                                                             ------------    ------------      ------------

Net income (loss)                                            $       1.69    $       1.23      $       (.28)
                                                             ============    ============      ============

Number of shares used in computation--Note A                    9,634,334       9,605,492         9,597,726
                                                             ============    ============      ============



See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            Unrealized
                                                                                             Foreign     Unrealized
                                         Common Stock                                        Currency    Gain (Loss)
                                        $.10 Par Value          Paid-In      Retained      Translation  On Marketable     Treasury
                                       Shares      Amount       Capital      Earnings       Adjustment   Securities        Stock
                                      ---------   ---------   ------------   ------------   ----------  -------------   ------------
Balance at October 30, 1992           7,789,580   $ 779,000   $ 43,755,000   $ 82,597,000   $ (521,000)       --      $ (46,230,000)


Contribution to ESOP
  -10,145 shares                                                    62,000                                                  113,000
Stock award--1,500 shares                                            6,000                                                   17,000
Unrealized foreign currency
 translation adjustment--net of
 $100,000 tax benefit                                                                         (185,000)
Net loss for the year                                                          (2,715,000)
                                      ---------   ---------   ------------   ------------   ----------   --------     -------------
Balance at October 29, 1993           7,789,580     779,000     43,823,000     79,882,000     (706,000)      --         (46,100,000)

Stock award--1,000 shares                                            7,000                                                   11,000
Unrealized foreign currency
 translation adjustment--net of
 taxes of $338,000                                                                            423,000

Unrealized loss on marketable
 securities-net of $30,000
 tax benefit                                                                                              (47,000)
Net income for the year                                                        11,773,000
                                      ---------   ---------   ------------   ------------   ----------   --------     -------------
Balance at October 28, 1994           7,789,580     779,000     43,830,000     91,655,000     (283,000)   (47,000)      (46,089,000)


Contribution to ESOP-8,621 shares                                  154,000                                                   96,000
Stock options exercised, including
  related tax benefit of $130,000        22,750       3,000        469,000
Cancellation of treasury stock       (2,977,933)   (298,000)   (16,873,000)   (28,822,000)                               45,993,000
Issuance shares of common
  stock resulting from two-for-one
  stock split in the form of a 100%
  stock dividend                      4,830,397     482,000       (482,000)
Unrealized gain on marketable
 securities-net of taxes of $78,000                                                                       121,000
Unrealized foreign currency
 translation adjustment--net of
 taxes of $58,000                                                                             115,000
Net income for the year                                                        16,324,000
                                      ---------   ---------   ------------   ------------   ----------   --------     -------------
Balance at November 3, 1995           9,664,794   $ 966,000   $ 27,098,000   $ 79,157,000    $(168,000)  $ 74,000     $        --
                                      =========   =========   ============   ============   ==========   ========     =============


There were no shares of preferred stock issued or outstanding.

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED
                                                             --------------------------------------------
                                                               November        October         October
                                                               3, 1995         28, 1994        29, 1993
                                                             ------------    ------------    ------------
CASH PROVIDED BY (APPLIED TO) OPERATING
  ACTIVITIES

Net income (loss)                                            $ 16,324,000    $ 11,773,000    $ (2,715,000)
Adjustments to reconcile to cash provided
  by operating activities:
   Extraordinary loss                                              62,000         271,000
   Cumulative effect of a change in accounting                                                   (959,000)
   Depreciation and amortization                               11,959,000      10,745,000      10,191,000
   Equity in net (income) loss of joint ventures                1,000,000      (3,055,000)     (4,940,000)
   Gain on sale of joint venture                                               (9,770,000)
   Distributions from joint ventures                            2,316,000       3,036,000       4,779,000
   Accounts receivable provisions                               2,081,000       1,903,000       1,489,000
   Amortization of deferred debenture costs,
     debt discounts and other deferred expenses                   903,000         846,000         630,000
   (Gains) losses on foreign currency translation                 102,000         755,000      (1,015,000)
   Gains on dispositions of property,
     plant and equipment                                         (354,000)        (68,000)        (23,000)
   Deferred income tax expense (benefit)                       (5,419,000)        816,000       1,123,000
   (Gains) losses on sales of securities                                            7,000        (199,000)
   Other                                                          (20,000)         24,000          52,000
   Changes in operating assets and liabilities:
     Proceeds from the initial sale of accounts receivable                                     24,899,000
     Increase in accounts receivable,
       exclusive of above                                     (15,731,000)    (27,226,000)    (16,433,000)
     (Increase) decrease in inventories                        (3,124,000)        526,000      (2,474,000)
     (Increase) decrease in recoverable income taxes                            4,695,000      (4,695,000)
     (Increase) decrease in prepaid expenses
      and other current assets                                 (2,892,000)        666,000      (1,170,000)
     (Increase) decrease in other assets                       (1,494,000)      1,654,000       7,476,000
     Increase (decrease) in accounts payable                    1,788,000        (108,000)      8,960,000
     Increase in accrued expenses                              10,596,000      11,164,000       5,573,000
     Increase in customer advances
      and other liabilities                                     3,635,000       4,928,000         643,000
     Increase (decrease) in income taxes payable               12,383,000         931,000        (417,000)
                                                             ------------    ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      34,115,000      14,513,000      30,775,000
                                                             ============    ============    ============
CASH PROVIDED BY (APPLIED TO)
  INVESTING ACTIVITIES

  Sales of investments                                          1,050,000       6,851,000       2,588,000
  Maturities of investments                                    10,770,000      12,602,000         800,000
  Purchases of investments                                     (8,688,000)    (19,888,000)     (6,824,000)
  Investment in joint ventures                                 (5,049,000)     (2,517,000)
  Proceeds from sale of a joint venture                                        16,382,000
  Proceeds from disposals of property, plant and equipment        953,000         258,000         165,000
  Purchases of property, plant and equipment                  (11,886,000)    (14,916,000)    (11,345,000)
  Other                                                        (1,365,000)
                                                             ------------    ------------    ------------

NET CASH APPLIED TO INVESTING ACTIVITIES                      (14,215,000)     (1,228,000)    (14,616,000)
                                                             ============    ============    ============

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued

                                                                                YEAR ENDED
                                                                 ------------------------------------------
                                                                 November         October           October
                                                                  3, 1995        28, 1994          29, 1993
                                                                 --------        --------          --------
CASH PROVIDED BY (APPLIED TO)
 FINANCING ACTIVITIES

  Payment of long-term debt                                  (12,000,000)     (45,400,000)       (8,045,000)
  Proceeds from long-term debt                                                 10,000,000
  Exercises of stock options                                     341,000
  Increase (decrease) in notes payable-banks                   1,030,000         (948,000)        3,742,000
                                                             -----------     ------------       -----------
NET CASH APPLIED TO FINANCING
 ACTIVITIES                                                  (10,629,000)     (36,348,000)       (4,303,000)
                                                             -----------     ------------       -----------
Effect of exchange rate changes on cash                         (970,000)        (969,000)          668,000
                                                             -----------     ------------       -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                              8,301,000      (24,032,000)       12,524,000

Cash and cash equivalents, beginning of year                  17,049,000       41,081,000        28,557,000
                                                             -----------     ------------       -----------

CASH AND CASH EQUIVALENTS,
 END OF YEAR                                                 $25,350,000     $ 17,049,000       $41,081,000
                                                             ===========     ============       ===========
SUPPLEMENTAL INFORMATION

 Cash Paid During The Year

  Interest expense                                            $6,512,000       $8,846,000       $11,260,000
  Income taxes, net of refunds                                $4,058,000       $1,416,000        $1,892,000


See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: The Company operates primarily in five industry segments:
Technical Services and Temporary Personnel; Electronic Publication and Typesetting Systems; Telephone Directory; Engineering and Construction; and Computer Systems.

Fiscal Year: The Company's fiscal year consists of the 52 or 53 weeks ending on the Friday nearest October 31. The 1995 fiscal year was comprised of 53 weeks, compared with 52 weeks in fiscal years 1994 and 1993.

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated upon consolidation. The Company has investments in joint ventures which are accounted for by the equity method.

Revenue Recognition: Sales are recorded when products are shipped and when services are rendered. Revenues and costs applicable to long-term contracts, including those providing for software customization or modification, are recognized on the percentage-of-completion method, measured by work performed, or the completed-contract method, as appropriate. Provisions for estimated losses on contracts are recorded when such losses become evident.

Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having an initial maturity of three months or less.

Inventories: Manufacturing inventories are priced at the lower of cost, on a first-in first-out basis, or market. Accumulated unbilled costs on contracts related to performing services are carried at the lower of actual cost or realizable value.

Property, Plant and Equipment: Depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to write off the cost of the assets over their estimated useful lives. Fully depreciated assets are written off against their related allowance accounts. The assets are depreciated over the following periods:

  Buildings                                -  25 to 31 1/2 years
  Machinery and equipment                  -  3 to 7 years
  Leasehold improvements                   -  length of lease or life of asset,
                                              whichever is shorter

Intangible Assets: Intangible assets principally consist of the unamortized balances of the excess of cost over the fair value of the net assets of companies acquired. The intangibles are being amortized using the straight-line method, principally over fifteen years.

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

Translation of Foreign Currencies: The U.S. dollar is the Company's functional currency throughout the world, except for the Company's Uruguayan operation and its joint ventures in Australia and Brazil. Where the U.S. dollar is used as the functional currency, and in Uruguay and Brazil, which have high inflation rates, foreign currency gains and losses are included in operations. Translation adjustments due to the Company's investment in its Australian joint venture, whose functional currency is its local currency, are recorded as a separate component of stockholders' equity.

Per Share Data: Per share data are computed on the basis of the weighted average number of shares of common stock outstanding and, if applicable, the assumed exercise of dilutive outstanding stock options based on the treasury stock method. Per share data have been adjusted retroactively for the effect of a two-for-one stock split distributed on October 6, 1995.

NOTE B--INVESTMENTS IN SECURITIES

Effective October 28, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board in May 1993. Adoption of Statement No. 115 did not have a material effect on the Company's financial statements. In accordance with the statement, management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At November 3, 1995, short-term investments consist principally of bank certificates of deposit which mature within one year and are intended to be held to maturity. Non-current investments at such date consist principally of U.S. treasury notes maturing in 1997 classified as available-for-sale. At November 3, 1995, the Company's portfolio of marketable securities had a market value of $5,183,000 and an amortized cost of $5,061,000. Gross unrealized holding gains of $122,000 are shown as an addition to stockholders' equity. At October 28, 1994, portfolio securities, which consisted principally of U.S. treasury notes and commercial paper, had a market value of $8,095,000 and an amortized cost of $8,172,000, with unrealized holding losses of $77,000 shown as a reduction to stockholders' equity.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE C--ACCOUNTS RECEIVABLE

In October 1993, the Company entered into a three-year agreement to sell, on a limited recourse basis, up to $25,000,000 of undivided interests in a designated pool of certain eligible accounts receivable. In March 1995, the limit was increased to $45,000,000 and the agreement was extended to March 1998. As collections reduce previously sold undivided interests, interest in new receivables may be sold up to the $45,000,000 level. At November 3, 1995 and October 28, 1994, $30,000,000 and $25,000,000, respectively, of interests in accounts receivable had been sold under this agreement. The sold accounts receivable are reflected as a reduction of receivables in the accompanying balance sheets. The Company pays fees based primarily on the purchaser's borrowing cost incurred on short-term commercial paper which financed the purchase of receivables. Other income (expense) in the accompanying 1995, 1994 and 1993 statements of income includes fees (including professional fees in 1993) related to the agreement of $2,133,000, $1,557,000 and $849,000, respectively.

The purchaser may terminate the agreement on a minimum of six months' notice. In addition, the agreement may be terminated if the Company does not maintain a stated minimum tangible net worth, as defined, or exceeds a stated maximum ratio of debt to tangible net worth.

NOTE D--INVENTORIES

Inventories consist of:

                                                    November                  October
                                                     3, 1995                 28, 1994
                                                    --------                 --------
                                                          (Dollars in thousands)
Services:
 Accumulated unbilled costs on:
   Service contracts                                 $15,909                  $ 9,521
   Long-term contracts                                 2,980                   10,277
                                                     -------                  -------
                                                      18,889                   19,798
                                                     -------                  -------
Products:
  Materials                                            3,441                    2,399
  Work-in-progress                                     1,377                    1,301
  Service parts                                        1,124                      949
  Finished goods                                       3,376                    2,792
                                                     -------                  -------
                                                       9,318                    7,441
                                                     -------                  -------
  Total                                              $28,207                  $27,239
                                                     =======                  =======

The cumulative amounts billed, principally under long-term contracts, of $3,469,000 at November 3, 1995 and $39,179,000 at October 28, 1994, are credited against the related costs in inventory. Substantially all of the amounts billed have been collected.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE E--SHORT-TERM BORROWINGS

The Company has credit lines with a domestic bank and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $13,500,000. On December 2, 1994, the Company entered into a revolving credit agreement, as amended in March 1995, which extended the domestic credit line of $10,000,000 to February 1996, and contains various financial covenants. The Company anticipates that the credit line will be renewed. At November 3, 1995, the Company had outstanding domestic bank borrowings of $700,000 ($700,000 -
1994) and foreign bank borrowings of $4,454,000 ($4,225,000 - 1994). The weighted average interest rate of short-term borrowings at each year-end was 20% in 1995 and 35.4% in 1994. The weighted average interest rates are high due to a high proportion of the borrowings by the Uruguayan operation, whose interest rates are affected by their high inflation level. Borrowings in Uruguay are used to hedge receivables against a loss in value due to the strengthening of the U.S. dollar against the Uruguayan currency.

NOTE F--INCOME TAXES

Effective as of the beginning of fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rates and laws that are scheduled to be in effect when the differences are scheduled to reverse. Prior to the adoption, income tax expense was determined using the liability method prescribed by Statement No. 96, which is superceded by Statement No. 109. Among other changes, Statement No. 109 changes the recognition and measurement criteria for deferred tax assets included in Statement No. 96.

As permitted by Statement No. 109, the Company has elected not to restate the financial statements of any prior years. The cumulative effect of adopting Statement No. 109 at the beginning of the 1993 fiscal year was to increase net income by $959,000, or $.10 per share, including $432,000 attributable to a corporate joint venture (see Note M).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

                                                                             Year Ended
                                                             -------------------------------------------
                                                             November        October            October
                                                              3, 1995        28, 1994           29, 1993
                                                             --------        --------           --------
                                                                        (Dollars in thousands)
The components of income (loss) before
 income taxes based on the location of
 operations, consist of the following:
   Domestic                                                  $ 23,975        $ 16,322           $(8,667)
   Foreign                                                      3,306           3,505             3,073
                                                             --------        --------           -------
                                                             $ 27,281        $ 19,827           $(5,594)
                                                             ========        ========           =======
Income tax provision (benefit) includes:
Current:
   Federal                                                   $ 12,201(a)     $  4,585(a)        $(3,660)(a)
   Foreign                                                      1,247           1,233               493
   State and local                                              2,866           1,149               124
                                                             --------        --------           -------
    Total current                                              16,314           6,967            (3,043)
                                                             --------        --------           -------
Deferred:
  Federal                                                      (4,357)            494             1,338
  Foreign                                                         140             153              (269)
  State and local                                              (1,202)            169                54
                                                             --------        --------           -------
    Total deferred                                             (5,419)            816             1,123
                                                             --------        --------           -------
  Total income tax provision (benefit)                       $ 10,895        $  7,783           $(1,920)
                                                             ========        ========           =======

(a) Reduced in 1995 by $758,000 of foreign tax credit carryforwards and reduced in 1995 and 1994 and increased in 1993, respectively, by benefits of $247,000, $374,000 and $248,000 from general business credits.

The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                                                             Year  Ended
                                                                 ------------------------------------
                                                                 November       October       October
                                                                  3, 1995       29, 1994      29, 1993
                                                                 --------       --------      --------
Statutory rate                                                     35.0%          35.0%        (34.0)%
State and local taxes, net of federal
  tax benefit                                                       3.9            4.6           2.1
Tax effect of foreign operations                                    1.1            1.6          (2.4)
Goodwill amortization                                                .8            1.0           3.4
Utilization of net operating loss carryforward                     (2.5)          (2.4)
General business credits                                            (.9)          (1.9)         (4.4)
Other - net                                                         2.5            1.4           1.0
                                                                   ----           ----         -----
Effective tax rate                                                 39.9%          39.3%        (34.3)%
                                                                   ====           ====         =====

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                       November           October
                                                                        3, 1995           28, 1994
                                                                       --------           --------
                                                                            (Dollars in thousands)
Deferred Tax Assets:
  Allowance for doubtful accounts                                      $  1,597            $ 1,433
  Inventory valuation                                                     4,818
  Domestic net operating loss
     carryforwards                                                          767              1,725
  Foreign tax credit carryforwards                                        1,363              2,124
  Vacation accruals                                                       1,198                831
  Warranty accruals                                                         419                513
  Foreign asset bases                                                       300                440
  Other--net                                                                414              1,594
                                                                       --------            -------
Total deferred tax assets
                                                                         10,109              7,702
   Valuation allowance for deferred
    tax assets
                                                                          1,477              3,002
                                                                       --------            -------
  Net deferred tax assets
                                                                          8,632              4,700
                                                                       --------            -------
Deferred Tax Liabilities:
  Unremitted earnings of corporate
    joint ventures                                                        1,924              1,678
  Earnings of joint ventures not
   currently taxable                                                        462                462
  Inventory valuation                                                     1,361                265
  Accelerated depreciation                                                  968                933
                                                                       --------            -------
  Total deferred tax liabilities                                          3,354              4,434
                                                                       --------            -------
  Net deferred tax assets                                              $  5,278            $   266
                                                                       ========            =======
Balance sheet classification:
  Current assets                                                       $  8,711            $ 2,966
  Noncurrent liabilities                                                 (3,433)            (2,700)
                                                                       --------            -------
  Net deferred tax assets                                              $  5,278            $   266
                                                                       ========            =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

As of November 3, 1995, for tax purposes, the Company had foreign tax credit carryforwards of $1,363,000, which will expire from 1996 through 2000. For financial statement purposes, a valuation allowance has been recognized to offset the deferred tax asset related to these carryforwards.

The valuation allowance was decreased during fiscal 1995 by $1,525,000 as a result of the utilization of a domestic net operating loss and foreign tax credit carryforwards. The utilization of such carryforwards resulted in a $1,424,000 reduction to income tax expense and a $104,000 reduction to goodwill. The valuation allowance was decreased during fiscal 1994 by $867,000 primarily as a result of the utilization of domestic net operating loss carryforwards, partially offset by additional foreign tax credit carryforwards, which arose during such year, whose use is subject to limitations. The utilization of the net operating loss resulted in a $479,000 reduction to income tax expense and a $479,000 reduction to goodwill. The valuation allowance was increased in fiscal 1993 by $940,000 primarily as a result of additional foreign tax credit carryforwards, which arose during such year, whose use is subject to limitations.

Income taxes are provided on the undistributed earnings of the Australian corporate joint venture, as remittances of such earnings are anticipated. Undistributed earnings of foreign subsidiaries ($4,053,000) at November 3, 1995 are considered permanently invested and, accordingly, no federal income taxes have been provided. Upon the effectiveness of the merger referred to in Note P, substantially all such earnings will be deemed distributed to the Company. However, available tax credits are anticipated to eliminate any federal income tax resulting from such deemed distribution.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                  November           October
                                                                                   3, 1995           28, 1994
                                                                                  --------           --------
                                                                                   (Dollars in thousands)
12-3/8% Senior Subordinated Debentures, due
  July 1, 1998--net of unamortized discount of
  $36,000 - 1995 and $67,000 - 1994 - (a)                                           $22,819          $32,788
Term Loan - (b)                                                                       8,000           10,000
                                                                                    -------          -------
                                                                                     30,819           42,788
Less amounts due within one year                                                      2,000            2,000
                                                                                    -------          -------
  Total long-term debt                                                              $28,819          $40,788
                                                                                    =======          =======


(a) The debentures provide for interest to be paid semi-annually on January 1 and July 1 and are redeemable at the option of the Company, in whole or in part, at 100% plus accrued interest. In May 1995, and during fiscal 1994, respectively, the Company redeemed $10,000,000 and $30,000,000 of the debentures resulting in extraordinary charges of $62,000 and $271,000, net of income tax benefits of $42,000 and $157,000, respectively. The debentures are subordinated to all existing and future senior indebtedness (as defined) of the Company. At November 3, 1995, the amount available for dividends, pursuant to the terms of the indenture under which the debentures are issued, was $32,388,000 and, if no dividend payments are made, the amount available for capital stock repurchases was $42,388,000. However, under the terms of the term loan agreement, at such date, only $17,265,000 was available for such payments (see (b) below).

(b) In October 1994, the Company repaid a mortgage liability of $15,400,000 and concurrently two subsidiaries of the Company entered into a $10,000,000 five-year loan agreement with National Westminster Bank which is secured by a deed of trust on land and buildings (book value at November 3, 1995 - $15,428,000). The obligation is guaranteed by the Company. The term loan bears interest at 7.86% per annum and is repayable in twenty quarterly principal installments of $500,000, together with interest. In October 1996, if certain conditions are met, the loan may be extended for two years with a subsequent reduction of principal payments to $225,000 per quarter and a final payment of $1,725,000, due October, 2001. The agreement contains various financial covenants, the most restrictive of which requires the Company to maintain a tangible net worth of $84,000,000.

The fair value of the Company's total debt as of November 3, 1995 and October 28, 1994, approximated the carrying value based upon quotations obtained for the debentures and the maturity and terms of the other debt.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--STOCK OPTION PLAN

The Non-Qualified Stock Option Plan adopted by the Company in fiscal 1980 terminated on June 30, 1990, except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at November 3, 1995 were granted at 100% of the market price on the date of grant and became exercisable cumulatively in increments of 20% per year in each of the second through sixth years after date of grant.

In May 1995, the Company adopted a new Non-Qualified Stock Option Plan which provides for the granting of options to acquire up to 800,000 shares of Common Stock to key employees of the Company. The option price may not be less than the fair market value of a share on the date the option is granted. The date each option becomes exercisable and the term of the option, which may not exceeds ten years, are at the discretion of the Company. As of November 3, 1995, none of these options have been granted by the Company.

Transactions involving outstanding stock options were:


                                                                   Number            Total
                                                                     of              Option
                                                                   Shares            Price
                                                                  -------           -------
                                                                   (Dollars in thousands)

Outstanding, October 30, 1992                                     147,750           $2,850
Cancelled                                                         (15,300)            (335)
                                                                  -------           ------

Outstanding, October 29, 1993                                     132,450            2,515
Cancelled                                                          (1,000)             (16)
                                                                  -------           ------

Outstanding, October 28, 1994                                     131,450            2,499
Cancelled                                                          (2,500)             (63)
Exercised                                                         (22,750)            (341)
Stock Split (See Note K)                                          110,200
                                                                  -------           ------

Outstanding, November 3, 1995                                     216,400           $2,095
                                                                  =======           ======

Exercisable November 3, 1995
 at prices ranging from $6.00-$13.75                              216,400
                                                                  =======

In conjunction with the acquisition of a subsidiary in 1986, non-qualified stock options to purchase a total of 100,000 shares of the Company common stock at a price of $13.75 per share (adjusted for the stock split in 1995) were granted to four of the sellers. As of November 3, 1995, none of these options have been exercised.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE I--COMMITMENTS

The future minimum rental commitments as of November 3, 1995 for all noncancellable operating leases are as follows:

Fiscal                                                              Office
 Year                                              Total            Space        Equipment
------                                            -------          -------      -----------
                                                            (Dollars in thousands)

1996                                               $6,335           $6,138          $197
1997                                                4,092            3,953           139
1998                                                2,690            2,617            73
1999                                                1,363            1,363            --
2000                                                  819              819            --
Thereafter                                          1,251            1,251            --
                                                  -------          -------          ----
                                                  $16,550          $16,141          $409
                                                  =======          =======          ====


Rental expense for all operating leases for fiscal years 1995, 1994 and 1993 was $8,638,000, $10,075,000 and $9,741,000, respectively. Many of the leases also require the Company to pay or contribute to property taxes, insurance and ordinary repairs and maintenance.

The Company has guaranteed the performance of a subsidiary under a contract and also guaranteed the commitments of a joint venture. At November 3, 1995, outstanding letters of credit of $4,550,000 were issued by banks in support of these guarantees which were secured by $4,333,000 of the Company's investments in securities. The letters of credit expire in fiscal 1996, unless renewed, and the Company believes that risk of loss relative to these financial guarantees is remote.

NOTE J--INDUSTRY SEGMENTS

Financial data concerning the Company's sales, operating profit (loss) and identifiable assets by industry segments for the fiscal years 1995, 1994 and 1993 are presented in tables under Item 1 of Form 10-K and are included herein by reference.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--INDUSTRY SEGMENTS--Continued

Capital expenditures and depreciation and amortization by the Company's industry segments are as follows:


                                                                            Capital Expenditures
                                                                                Year Ended
                                                               ----------------------------------------------
                                                                 November          October          October
                                                                 3, 1995           28, 1994         29, 1993
                                                               -----------       -----------       ----------
                                                                           (Dollars in thousands)
Technical Services and Temporary Personnel                       $ 2,336           $ 1,401          $   876
Electronic Publication and Typesetting Systems                     1,620             2,590            1,643
Telephone Directory                                                2,145             1,660            1,585
Engineering and Construction                                       4,032             3,528            1,936
Computer Systems                                                   7,599             3,937            6,878
                                                                 -------           -------          -------
  Total segments                                                  17,732            13,116           12,918
Corporate                                                            459             1,129              211
                                                                 -------           -------          -------
                                                                 $18,191           $14,245          $13,129
                                                                 =======           =======          =======

                                                                         Depreciation and Amortization
                                                                                  Year Ended
                                                               ----------------------------------------------
                                                                 November          October          October
                                                                 3, 1995           28, 1994         29, 1993
                                                               -----------       -----------      -----------
                                                                            (Dollars in thousands)

Technical Services and Temporary Personnel                      $ 1,439           $ 1,123           $ 1,071
Electronic Publication and Typesetting Systems                    1,800             1,597             1,720
Telephone Directory                                               1,883             2,100             2,905
Engineering and Construction                                      2,206             2,040             1,528
Computer Systems                                                  4,005             3,000             2,308
                                                                -------           -------           -------
  Total segments                                                 11,333             9,860             9,532
Corporate                                                           626               885               659
                                                                -------           -------           -------
                                                                $11,959           $10,745           $10,191
                                                                =======           =======           =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for fiscal years ended November 3, 1995 and October 28, 1994. Each quarter contains thirteen weeks except for the fourth quarter of fiscal year 1995 which has fourteen weeks.

                                                                          Fiscal 1995 Quarter
                                                 --------------------------------------------------------------------
                                                   First               Second               Third            Fourth
                                                 --------             --------             --------         --------
                                                            (Dollars in thousands, except per share amounts)

 Net sales                                       $183,296             $190,596             $225,924         $307,491
                                                 ========             ========             ========         ========
 Gross profit                                    $ 20,586             $ 18,750             $ 23,818         $ 35,809
                                                 ========             ========             ========         ========

Income before extraordinary item                 $  2,023             $  1,430             $  5,056         $  7,877
Extraordinary item                                                                              (62)
                                                 --------             --------             --------         --------
Net income                                       $  2,023             $  1,430             $  4,994         $  7,877
                                                 ========             ========             ========         ========

Income (loss) per share: (a)
Income before extraordinary item                     $.21                 $.15                 $.53             $.82
Extraordinary item                                                                             (.01)
                                                     ----                 ----                 ----           ------
Net income                                           $.21                 $.15                 $.52             $.82
                                                     ====                 ====                 ====             ====


                                                                          Fiscal 1994 Quarter
                                                 --------------------------------------------------------------------
                                                   First               Second               Third            Fourth
                                                 --------             --------             --------         --------
                                                            (Dollars in thousands, except per share amounts)

 Net sales                                       $142,554             $161,685             $165,937         $250,695 (c)
                                                 ========             ========             ========         ========
 Gross profit                                    $ 11,657             $ 16,504             $ 18,137         $ 28,982
                                                 ========             ========             ========         ========

 Income (loss) before extraordinary item         $ (1,963)            $  5,801 (b)         $  2,294         $  5,912
 Extraordinary item                                  (189)                                      (82)
                                                 --------             --------             --------         --------
 Net income (loss)                               $ (2,152)            $  5,801             $  2,212         $  5,912
                                                 ========             ========             ========         ========

 Income (loss) per share: (a)
 Income (loss) before extraordinary item            $(.21)                $.61                 $.24             $.62
 Extraordinary item                                  (.02)                                     (.01)
                                                    -----                 ----                 ----             ----
 Net income (loss)                                  $(.23)                $.61                 $.23             $.62
                                                    =====                 ====                 ====             ====


(a) Per share amounts have been restated to reflect a two-for-one stock split of the Company's common stock which was effected by a 100% stock dividend, distributed on October 6, 1995 to shareholders of record as of the close of business on September 12, 1995.

(b) Includes a gain of $5,760,000, net of income taxes, or $.60 per share, from the sale of 50% interest in a joint venture.

(c) Includes $59,000,000 from acceptance by a customer of a major directory assistance system in such quarter. As a result of provisions for losses in fiscal 1993, for costs not recoverable related to such contract, the sale had no effect on earnings for the fiscal 1994 fourth quarter.

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

NOTE L--CERTAIN SIGNIFICANT ITEMS INCLUDED IN OPERATIONS

The results of operations for fiscal 1993 include a pretax charge of $6,400,000 ($.44 per share) for costs not recoverable under two contracts for major directory assistance systems. In fiscal 1994 and 1995, the Company received customer acceptance under such contracts, which, because of the pretax charge in fiscal 1993, had no effect on the Company's earnings for 1994 and 1995, although revenues (and costs) of $59,000,000 and $15,000,000 were recognized in 1994 and 1995, respectively. Revenue from the customer recognized during fiscal 1994 represented approximately 11% of the Company's total revenue for such year. Operations in 1993 also included a pretax charge of $849,000 ($.06 per share) incurred in connection with a revolving financing agreement (see Note C).

NOTE M--SUMMARIZED FINANCIAL INFORMATION OF JOINT VENTURES

The Company owns 12-1/2% of the voting stock of Pacific Access Pty. Ltd. ("Pacific Access"), an international joint venture in Australia. This venture, which commenced operations in July 1991, assumed responsibility throughout Australia for the marketing, sales and compilation functions of all yellow pages directories of Telstra Corporation Ltd., ("Telstra"), the Australian Government-owned telephone company, under the terms of a twelve-year contract. Telstra owns 50% of the voting stock of Pacific Access. In the event of a change in the control of the Company, as defined, the Company may be required to sell its shares of the venture to Telstra at a formula price based upon various factors, including earnings.

In July 1994, the Company entered into a long-term joint venture agreement to publish the official White Pages, Yellow Pages and Street Guides for Rio de Janeiro. As of November 3, 1995, the Company made investments in and loans aggregating $7,568,000 to Telelistas Editora Ltda., a Brazilian company which has a contract to publish Rio's telephone directories on behalf of TELERJ, the government-owned telephone company. Such agreement resulted in the acquisition of a 50% interest in the common shares together with 75% of the issued preferred stock and 75% of the debt financing provided by the venturers. The agreement, as amended, requires the Company to invest additional amounts in the joint venture, as well as provide technology, expertise and key personnel in directory production, sales and marketing.

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

Effective February 28, 1994, the Company's 50% interest in Pacific Volt Information Systems, a joint venture with a subsidiary of Pacific Bell Directory, was redeemed by the venture for approximately $16,400,000. The sale of the Company's interest resulted in a gain of $9,770,000 ($5,760,000, net of income taxes, or $.60 per share).

The following summarizes certain financial information of the joint ventures:


                                                                 November 3, 1995                       October 28, 1994
                                                                 ----------------                       ----------------
                                                                                  (Dollars in thousands)

                                                                                  Company's                         Company's
                                                                  Total            Equity           Total            Equity
                                                                 --------         ---------        --------         ---------
Current assets                                                   $270,495                          $233,907
Noncurrent assets                                                  17,207                            16,629
Current liabilities                                              (227,749)                         (198,521)
Noncurrent liability                                                 (259)
                                                                 --------                          --------

Equity of combined joint ventures                                $ 59,694                          $ 52,015
                                                                 ========                          ========

Equity of Australian joint venture (a)                           $ 55,733          $10,436         $ 48,987           $ 9,677
Equity of Brazilian joint venture                                   3,961            3,467            3,028             2,320

                                                                 --------          -------         --------           -------
                                                                 $ 59,694                          $ 52,015
                                                                 ========                          ========
Investments in joint ventures                                                      $13,903                            $11,997
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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE M--SUMMARIZED FINANCIAL INFORMATION OF JOINT VENTURES--Continued




                                                                                 Year ended
                                                   --------------------------------------------------------------------------
                                                   November 3, 1995           October 28, 1994             October 29, 1993
                                                   ----------------           ----------------             ----------------
                                                                           (Dollars in thousands)


                                                             Company's                  Company's                   Company's
                                                   Total       Equity      Total         Equity          Total       Equity
                                                 ---------   ---------    --------      ---------       --------    ---------

Revenues                                         $559,858                 $509,481                      $469,377

Cost and expenses                                 529,540                  476,346                       444,151
Income tax provision                               11,632                   11,321                         9,609
                                                  -------                 --------                      --------
Income before cumulative effect
 of a change in accounting                         18,686                   21,814                        15,617
Cumulative effect of a change in accounting
 for Australian income taxes (a)                                                                           5,688
                                                 --------                 --------                      --------
Net income                                       $ 18,686                 $ 21,814                      $ 21,305
                                                 ========                 ========                      ========

Income of Australian joint ventures before
 cumulative effect of a change in accounting     $ 24,056    $ 2,904      $ 20,734       $ 2,591        $ 10,963     $2,613 (c)
Net loss of Brazilian joint venture                (5,370)    (3,904)         (392)         (197)
Net income of United States joint venture                                    1,472 (b)       661           4,654      2,327
                                                 --------    -------       --------      -------        --------     ------


                                                 $ 18,686                 $ 21,814                      $ 15,617
                                                 ========                 ========                      ========

Company's equity in income (loss) of joint
  ventures, exclusive of equity in cumulative
  effect of a change in accounting                           $(1,000)                    $ 3,055                     $4,940
                                                             =======                     =======                     ======


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

(c) The agreement for Pacific Access provided that the Company's share of profits or losses from the joint venture through April 1993 could exceed 12-1/2% based on sales levels achieved. For fiscal 1993 based on the venture's sales, the Company's share of the venture's income amounted to $2,310,000, which exceeded 12-1/2% of the venture's income by $740,000.

Consolidated retained earnings at November 3, 1995 includes $4,940,000, representing the undistributed earnings of the Australian joint venture.
United States income taxes have been provided for the anticipated remittance of such earnings.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE N--EMPLOYEE BENEFITS

The Company has a non-contributory Employee Stock Ownership Plan (ESOP) which provides for open market or private purchases of Company common stock from time-to-time, or contributions by the Company of unissued or treasury shares. Discretionary contributions are made for all employees who have completed one year of service for a participating employer. Vesting occurs at a rate of 25% per year of service, commencing with the completion of three years of service. For fiscal 1995, a contribution of $500,000 was accrued. For fiscal 1994, $250,000 was accrued and treasury shares were contributed for payment thereof in 1995. During fiscal 1993, there was no expense related to the ESOP.

The Company has savings plans which permit eligible employees to make contributions on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company does not match employees' contributions.

NOTE O--FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. At November 3, 1995, the Company's cash investments were primarily in investment grade, short-term instruments. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas.

The Company purchases foreign currency option contracts to hedge the adverse impact on its foreign currency receivables and sales when the dollar strengthens against the related foreign currencies. Foreign exchange (gains) losses in the accompanying statements of operations include (1) any gain on option contracts, which are recognized in income in the same period as losses on the hedged receivables and reduced dollar amount of sales and (2) the premium cost of option contracts, which is amortized over the contract period. At November 3, 1995, the Company had purchased options, all of which expire in fiscal 1996, at a cost of $100,000, to exchange various European currencies for U.S. dollars, in the aggregate amount of $4,500,000. There were no unrealized gains or losses on these contracts at such date.

The Company entered into an interest rate cap agreement with a bank to reduce the impact of increases in interest rates on short-term commercial paper which directly impacts costs connected with the sale of interests in accounts receivable (see Note C). The agreement entitles the Company to receive payments to the extent that interest rates on 30-day commercial paper in the amount of $20,000,000 exceed 6.5% through March 1, 1996. The $465,000 fee paid for this cap agreement is included in other assets and is being amortized over the three-year term. At November 3, 1995, the amortized cost approximates the fair value of the agreement.

Counterparties to the currency option contracts and interest rate cap agreement are major banks. Credit loss from counterparty nonperformance is not anticipated.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE P--PENDING ACQUISITION

On October 5, 1995, an agreement and plan of merger was entered into by and among the Company and Information International Inc. ("Triple-I"), a publicly traded company in the business of electronic publishing prepress systems. Pursuant to the agreement, Triple-I would be merged, together with the Company's wholly-owned domestic and foreign subsidiaries which comprise the Company's electronic publishing and typesetting systems segment ("Autologic"), into a newly formed company Autologic Information International, Inc. ("AIII") to be publicly traded. The Company would initially own approximately 59% and the Triple-I shareholders would own approximately 41% of AIII. The merger, which is to be accounted for as a purchase of a controlling 59% interest in Triple-I and a sale of 41% of Autologic, is subject, among other conditions, to approval of the merger agreement by the holders of a majority of the outstanding shares of Triple-I common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III



The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K (except information as to the Company's executive officers, which information follows Item 4 in this Report) will be included in the Company's Proxy Statement which the Company intends to file within 120 days after the close of its fiscal year ended November 3, 1995, and is hereby incorporated by reference to such Proxy Statement.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1).         Financial Statements

                  The following consolidated financial statements of Volt Information Sciences, Inc. and subsidiaries are included in
                  Item 8:

                                                                            Page
                                                                            ----
                  Consolidated Balance Sheets--November 3, 1995 and
                  October 28, 1994.                                           29

                  Consolidated Statements of Operations--Years ended
                   November 3, 1995, October 28, 1994 and October 29, 1993.   30

                  Consolidated Statements of Stockholders' Equity--Years
                   ended November 3, 1995, October 28, 1994 and October 29,
                   1993.                                                      31

                  Consolidated Statements of Cash Flows--Years ended
                   November 3, 1995 October 28, 1994 and October 29, 1993.    32

                  Notes to Consolidated Financial Statements.                 34

14(a)(2).         Financial Statement Schedules

                  The following consolidated financial statement schedule of Volt Information Sciences, Inc. and subsidiaries is included in response to Item 14(d).

                  Schedule II--Valuation and qualifying accounts             S-1

                  Other schedules (Nos. I, III, IV and V) for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

14 (a) (3).       Exhibits

Exhibit           Description
-------           -----------

2.01 Asset Purchase and Sale Agreement entered into October 6, 1993 between the Company and Omnibus Funding Corporation, et. al. (Exhibit 2.1 to the Company's Form 8-K, dated October 6, 1993, File No. 1-9232)

2.02 Agreement and Plan of Merger dated as of October 5, 1995, as amended on November 10, 1995 and December 7, 1995, among Information International, Incorporated, Autologic, Inc., a recently formed Delaware corporation, the name of which has since been change to Autologic Information International, Inc., and Volt Information Sciences, Inc., Incorporated by Reference to Appendix I to the Registration Statement on Form S-4 of Autologic Information International, Inc., (File No. 33-99278).

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

Exhibit           Description
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

10.01(b)*         1995 Non-Qualified Stock Option Plan (Exhibit A to the
                  Company's Proxy Statement dated May 26, 1995 used in connection with the Company's 1995 Annual Meeting of Shareholders, File No. 1-9233)

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

Exhibit           Description
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

21.**             Subsidiaries of the Registrant.

23.01**           Consent of Ernst & Young LLP.

27.**             Financial Data Schedule (filed with electronic version only).

_____________________________________________________
* Management contract or compensation plan or arrangement.

** Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

14 (b).    Reports on Form 8-K


The only Report on Form 8-K filed during the fourth quarter of the year ended November 3, 1995 was a report dated October 5, 1995 (date of earliest event reported), reporting Item 5. Other Events.



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

                                            VOLT INFORMATION SCIENCES, INC.

Dated:    New York, New York
          January 25, 1996                  By: s/William Shaw
                                                --------------
                                                William Shaw
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                      Title                                Date
---------                      -----                                ----
 s/William Shaw                Chairman of the Board,               January 25, 1996
----------------------         President and Chief Executive
William Shaw                   Officer and Director


 s/James J. Groberg            Director, Senior Vice                January 25, 1996
----------------------         President (Principal
James J. Groberg               Financial Officer)


 s/Jack Egan                   Vice President, Corporate            January 25, 1996
----------------------         Accounting (Principal
Jack Egan                      Accounting Officer)


 s/Jerome Shaw                 Director                             January 25, 1996
----------------------
Jerome Shaw

 s/Irwin B. Robins             Director                             January 25, 1996
----------------------
Irwin B. Robins

                               Director
----------------------
Mark N. Kaplan

                               Director
----------------------
John R. Torell, III

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


Column A                                           Column B               Column C                 Column D         Column E
--------                                           --------      --------------------------        --------         --------
                                                                          Additions
                                                                 --------------------------

                                                   Balance at    Charged to      Charged to                          Balance
                                                   Beginning     Costs and          Other                             at End
Description                                        of Period     Expenses         Accounts         Deductions       of Period
-----------                                        ----------    ----------       ---------        ----------       ---------


Year ended November 3, 1995:
  Deducted from asset accounts:
  Allowance for uncollectible accounts             $4,027,000   $2,081,000 (1)                    $2,165,000 (3)   $3,943,000
  Unrealized loss (gain) on marketable securities      77,000                     (198,000) (2)                      (121,000)




Year ended October 28, 1994:
  Deducted from asset accounts:
  Allowance for uncollectible accounts              3,960,000    1,903,000 (1)                     1,836,000 (3)    4,027,000
  Unrealized loss on marketable securities                                          77,000  (2)                        77,000



Year ended October 29, 1993:
  Deducted from asset accounts:
  Allowance for uncollectible accounts              3,904,000    1,489,000 (1)                     1,433,000 (3)    3,960,000


(1)--Includes a foreign currency translation loss of $5,000 in 1995, $46,000 in 1994 and a gain of $67,000 in 1993.
(2)--Charge (credit) to stockholders' equity.
(3)--Write-off of uncollectible accounts.

                               INDEX TO EXHIBITS

Exhibit          Description
-------          -----------

2.01 Asset Purchase and Sale Agreement entered October 6, 1993, between the Company and Omnibus Funding Corporation, et. al. (Exhibit 2.1 to the Company's Form 8-K, dated October 6, 1993, File No. 1-9232).

2.02 Agreement and Plan of Merger dated as of October 5, 1995, as amended on November 10, 1995 and December 7, 1995, among Information International, Incorporated, Autologic, Inc., a recently formed Delaware corporation, the name of which has since been change to Autologic Information International, Inc., and Volt Information Sciences, Inc., Incorporated by Reference to Appendix I to the Registration Statement on Form S-4 of Autologic Information International, Inc., (File No. 33-99278).

3.01(a) Restated Certificate of Incorporation of the Company, as filed with 3.01(a) the Department of State of New York on December 28, 1967 (Exhibit 3(a) to the Company's Registration Statement on Form S-1, dated January 19, 1971, File No. 2-39320).

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

Exhibit          Description
-------          -----------


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

10.01(b)*        1995 Non-Qualified Stock Option Plan (Exhibit A to the
                 Company's Proxy Statement dated May 26, 1995 used in connection with the Company's 1995 Annual Meeting of Shareholders, File
                 No. 1-9233)

10.02(a)*        Agreement dated as of May 1, 1987 between the Company and
                 William Shaw (Exhibit 19.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1987, File No.
                 1-9232).

Exhibit          Description
-------          -----------

10.02(b)*        Agreement dated January 3, 1989 to Agreement  between the
                 Company and William Shaw (Exhibit 19.01(b) to the Company's
                 Annual Report on Form 10-K for the fiscal year ended October
                 28, 1988, File No. 1-9232).


10.03(a)*        Amendment dated as of May 1, 1987 between the Company and
                 Jerome Shaw (Exhibit 19.02 to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).


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

21.**            Subsidiaries of the Registrant.

23.01**          Consent of Ernst & Young LLP.

27.**            Financial Data Schedule (filed with electronic version only).


_______________________________________________________
*  Management contract or compensation plan or arrangement.

** Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.