Form 10-K/A
period 1995-11-03
VOLT INFORMATION SCIENCES INC
filed 1996-02-28
CIK 103872

                                 FORM 10-K/A 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended November 3, 1995
                                   or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from to
     ------------------------------    ------------------------------

     Commission File Number: 1-9232

                         VOLT INFORMATION SCIENCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                              13-5658129
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

1221 Avenue of the Americas, New York, New York                  10020-1579
-----------------------------------------------             -------------------
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code:  (212) 704-2400

          Securities registered pursuant to Section 12(b) of the Act:

                                                                             Name of each exchange on
                 Title of each class                                             which registered
                 -------------------                                         ------------------------
12-3/8% Senior Subordinated Debentures due July 1, 1998                     Philadelphia Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES   X      NO
                                               -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 16, 1996 (based on the closing price on the NASDAQ National Market on that date) was approximately $123,000,000 (based on the number of shares outstanding on that date exclusive of all shares held benefically by executive officers and directors and their spouses and the Registrant's Savings Plan and Employee Stock Ownership Plan, without conceding that all such persons or plans are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 16, 1996 was 9,687,543.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

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

         IRWIN B. ROBINS, 61, has been a Senior Vice President of the Company for more than the past five years and has been employed in executive capacities by the Company since 1980. He has served as a director of the Company since 1981.

         JAMES J. GROBERG, 67, has been a Senior Vice President of the Company for more than the past five years and also served as Treasurer of the Company from 1987 through January 1994. He has served as a director of the Company since 1987.

         JOHN R. TORELL III, 56, has been a director of the Company since October 1989. He has been Chairman of Torell Management, Inc. (financial advisors) since 1991 and was Chairman of Fortune Bancorp (a savings and loan holding company) from 1990 to 1994. He is also a former President of Manufacturers Hanover Corporation (a bank holding company) and Manufacturers Hanover Trust Company (a bank). He is also a director of American Home Products Corporation and various investment companies for which PaineWebber, Inc. and Mitchell Hutchins, Inc. serve as advisor.

         MARK N. KAPLAN, 65, has been a director of the Company since April 1991. He has been a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom since October 1979. He is also a director of Grey Advertising, Inc., Diagnostic/Retrieval Systems, Inc., Refac Technology Development Corporation, The Harvey Group, Inc., American Biltrite, Inc., USA Mobile Communications, Inc. and MovieFone, Inc.

         HOWARD B. WEINREICH, 53, has been General Counsel of the Company for more than the past five years and has been employed in executive capacities by the Company since 1981.

         JACK EGAN, 46, has been Vice President - Corporate Accounting of the Company since January 1992. For more than five years prior thereto he served as Assistant Controller of the Company.

         DANIEL G. HALLIHAN, 47, has been Vice President - Accounting Operations of the Company since July 1993. For more than five years prior thereto he served as Assistant Vice President - Finance of the Company.

         LUDWIG M. GUARINO, 44, has been Treasurer of the Company since January 1994. For more than five years prior thereto he served as Assistant Treasurer of the Company.

         William Shaw and Jerome Shaw are brothers. There are no other family relationships among the directors or executive officers of the Company.

         Directors serve until the second Annual Meeting of the Shareholders of the Company following their election. The terms of office of Messrs. Irwin B. Robins, Mark N. Kaplan and John R. Torell expire at the Company's 1996 Annual Meeting of Shareholders (which the Company anticipates will be held in June
1996), while the terms of office of Messrs. William Shaw, Jerome Shaw and James
J. Groberg expire at the Company's 1997 Annual Meeting of Shareholders and, in each case, continue until the election of their respective successors. Directors may only be removed by vote of the shareholders for cause.

         Each executive officer is scheduled to hold office until the 1996 Annual Meeting of Directors, which is scheduled to be held immediately after the 1996 Annual Meeting of Shareholders. Any executive officer may be removed by the Board of Directors either with or without cause.

         There are no understandings between any director or executive officer and any other person pursuant to which any director or executive officer was selected as such. Messrs. William Shaw, Jerome Shaw and Irwin B. Robins are parties to employment agreements with the Company. See "Employment Agreements" in Item 11. Executive Compensation.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership, and reports of changes of ownership, of the Company's equity securities with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based solely on a review of the copies of the reports furnished to the Company to date, or written representations that no reports were required, the Company believes that all reports required to be filed by such persons with respect to the Company's fiscal year ending November 3, 1995 were timely made, except that James J. Groberg filed one report late with respect to one transaction.

ITEM 11.   EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended November 3, 1995, October 28, 1994 and October 29, 1993 of the Company's Chief Executive Officer and each of the four other executive officers of the Company who received the highest cash compensation during the year ended November 3, 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                      ALL OTHER
                                                                                     COMPENSATION
          PRINCIPAL POSITION               YEAR            SALARY (1)       BONUS        (2)
          ------------------               ----            ----------       -----    ------------
          William Shaw,                    1995             $348,365                    $  226
            President and                  1994              330,000                     1,571
            Chief Executive Officer        1993              330,000                       902


          Jerome Shaw,                     1995              348,365                       489
            Executive Vice President       1994              330,000                     1,571
                                           1993              330,000                       902

          James J. Groberg,                1995              240,528       $15,000         246
            Senior Vice President and      1994              219,603        15,000       1,260
            Chief Financial Officer        1993              214,865        10,000         506


          Irwin B. Robins,                 1995              214,135        10,000         502
            Senior Vice President          1994              202,500         5,000       1,452
                                           1993              196,577                       902

          Howard B. Weinreich,             1995              154,915         7,500         376
            General Counsel                1994              145,167         5,000       1,051
                                           1993              139,878           675

(1) Includes compensation deferred under the Company's deferred compensation plan and under Section 401(k) of the Internal Revenue Code of 1986, as amended.

(2) Amounts in fiscal 1995 represent premiums paid under the Company's group life insurance policy. Contributions by the Company, and forfeitures of interests of terminated employees, under the Company's Employee Stock Ownership Plan for fiscal 1995 have not been allocated to date. Amounts in fiscal 1994 include premiums under the Company's group life insurance policy ($613 for William Shaw, $613 for Jerome Shaw, $308 for James J. Groberg, $629 for Irwin B. Robins and $472 for Howard B. Weinreich) and the market value at the date of contribution of the portion of the shares of Common Stock contributed by the Company under its Employee Stock Ownership Plan ($837 for William Shaw, $837 for Jerome Shaw, $831 for James J. Groberg, $719 for Irwin B. Robins and $506 for Howard B. Weinreich), along with the market value at year-end 1994 of the portion of the shares forfeited by terminated employees under such plan ($121 for William Shaw, $121 for Jerome Shaw, $121 for James J. Groberg, $104 for Irwin B. Robins and $73 for Howard B. Weinreich), which were allocated during fiscal 1995 with respect to fiscal 1994 to the named executive officers in accordance with the Plan.

EMPLOYMENT AGREEMENTS

         The Company is a party to employment agreements dated as of May 1, 1987 with William Shaw and Jerome Shaw. The agreements, as amended, provide for the continued employment of each in his present executive capacity at an annual base salary, which is presently $355,000 (subject to increases and additional compensation, including bonuses, from time-to-time, at the discretion of the Board of Directors), until the April 30 which is five years next following the giving by either the Company or the executive of notice to terminate such employment. The agreements also provide for service thereafter for the remainder of the executive's life as a consultant to the Company for annual consulting fees equal to 75% for the first ten years of the consulting period, and 50% for the remainder of the consulting period, of his base salary as in effect immediately prior to the commencement of the consulting period. Upon the death of the executive, the Company will pay to his beneficiary a death benefit equal to three times his annual base salary at the date of death (if his death shall have occurred while employed as an executive), 2.25 times his annual base salary at the end of his employment as an executive (if his death shall have occurred during the first ten years of the consulting period) or 1.5 times his annual base salary at the end of his employment as an executive (if his death shall have occurred during the remainder of the consulting period). Each employment agreement permits the executive to accelerate the commencement of the consulting period if a "change in control" (as defined in the agreements) of the Company shall occur or if the Company's office where the executive presently performs his principal services shall be relocated to a different geographical area.

         The Company is also a party to an employment agreement dated as of May 1, 1987, as amended, with Irwin B. Robins, providing for his continued employment as Senior Vice President and head of the Company's Legal Department until April 30, 1996. Pursuant to the agreement, Mr. Robins is entitled to receive an annual base salary, which is presently $215,000 (subject to increases and additional compensation, including bonuses, from time-to-time, at the discretion of the Board of Directors). The agreement also provides that, if a "change in control" (as defined in the agreement) of the Company shall occur and thereafter Mr. Robins shall elect to terminate his employment within two years after the occurrence of certain events (which generally are adverse changes in his compensation, position, function or location), or if his employment shall be terminated by the Company for any reason other than death, incapacity or "cause" (as defined in the agreement), Mr. Robins will be entitled to receive (a) his regular compensation, including benefits, through the date on which his employment terminates, and (b) a lump-sum payment in an amount equal to 2.99 times his "base amount" (as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986). Mr. Robins will not be obligated to mitigate the payment of the lump sum with any compensation received from other employment, and will not be required to seek any such other employment for mitigation purposes.

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

STOCK OPTION EXERCISES AND FISCAL YEAR-END VALUES

         No options were granted to any of the executive officers named in the Summary Compensation Table during the year ended November 3, 1995. The following table sets forth certain information concerning Common Stock acquired upon the exercise of stock options during the Company's fiscal year ended November 3, 1995 by, and Common Stock subject to unexercised options held at November 3, 1995 by, the executive officers named in the Summary Compensation Table.

                                                          NUMBER OF SHARES
                                                              UNDERLYING                 VALUE OF
                           SHARES                        UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                          ACQUIRED         VALUE            (EXERCISABLE/             (EXERCISABLE/
    NAME                 ON EXERCISE    REALIZED (1)        UNEXERCISABLE)          UNEXERCISABLE) (2)
    ----                 -----------    ------------     -------------------       --------------------
William Shaw                 -                -               100,000/ -              $1,425,000/ -
Jerome Shaw                  -                -               100,000/ -               1,425,000/ -
James J. Groberg           18,200         $165,175                800/ -                  14,400/ -
Irwin B. Robins              -                -                  -     -                    -     -
Howard B. Weinreich         1,200           18,300              5,600/ -                  66,400/ -

(1) Represents the closing price of the Company's Common Stock as reported by the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ/NMS") on the dates of exercise of the options, minus the option exercise price.

(2) Represents the closing sale price of the Company's Common Stock as reported by NASDAQ/NMS on November 3, 1995, minus the option exercise price.

STANDARD COMPENSATION OF DIRECTORS

         Each director of the Company who is not an officer or employee of the Company receives a director's fee at the annual rate of $25,000 and is also reimbursed for out-of-pocket expenses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISION

         To date, all decisions regarding the compensation of executive officers have been made by the entire Board of Directors. Accordingly, William Shaw, Jerome Shaw, Irwin B. Robins and James J. Groberg, executive officers of the Company, and Mark N. Kaplan (a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom, which was retained by the Company during the Company's 1995 fiscal year and is being retained during the Company's 1996 fiscal year) participated in deliberations of the Company's Board of Directors concerning executive officer compensation during the year ended November 3, 1995. Each executive officer who is also a director does not participate in deliberations as to his own compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

         The following table sets forth information, as of February 16, 1996 (except as noted below), with respect to the beneficial ownership of the Company's Common Stock, its only class of voting or equity securities, by (a) each person who is known to the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (b) each of the directors of the Company, (c) each of the executive officers named in the Summary Compensation Table and (d) executive officers and directors as a group:

    NAME AND ADDRESS                        AMOUNT AND NATURE
      OF BENEFICIAL                           OF BENEFICIAL                PERCENT OF
         OWNER                                OWNERSHIP (1)                 CLASS (2)
    ----------------                        -----------------              ----------
    William Shaw                              2,487,097 (3)                   25.4%
    1221 Avenue of the Americas
    New York, NY  10020-1579

    Jerome Shaw                               2,162,143 (4)                   22.1%
    2401 N. Glassell St.
    Orange, CA  92665

    Westport Asset Management, Inc.             487,850 (5)                    5.0%
    253 Riverside Avenue
    Westport, CT  06880

    James J. Groberg                              2,705 (6)                     *

    Irwin B. Robins                              17,447                         *

    John R. Torell, III                           2,000                         *

    Mark N. Kaplan                                2,000                         *

    Howard B. Weinreich                           8,939 (7)                     *

    All Executive Officers and                4,686,995 (8)                   47.4%
    Directors as a Group
    (10 persons)


(1) Except as noted, the named beneficial owners have sole voting and dispositive power with respect to their respective beneficially owned shares.

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

(3) Includes (i) 66,374 shares owned of record by Mr. Shaw as sole trustee of a trust for the benefit of his wife, as to which shares Mr. Shaw disclaims beneficial ownership, and (ii) 100,000 shares issuable upon exercise of options granted by the Company, each of which are exercisable in full.

(4) Includes (i) 1,876,130 shares owned of record by Mr. Shaw and his wife as trustees of a revocable trust for their benefit, as to which they have shared voting and investment power (pursuant to the terms of the trust, Shaw may demand that these shares be transferred to him at any time) and (ii) 157,500 shares owned of record by Mr. Shaw and his wife as trustees of a trust for the benefit of one of their children, as to which Mr. and Mrs. Shaw may be deemed to have shared voting and investment power (the inclusion of which 157,500 shares is not an admission of beneficial ownership thereof by Mr. Shaw) and (iii) 100,000 shares issuable upon exercise of options granted by the Company, each of which are exercisable in full. Excludes 2,250 shares owned of record by Mr. Shaw's wife, as to which Mr. Shaw disclaims beneficial ownership.

(5) Based on a Schedule 13G dated February 14, 1996 filed by Westport Asset Management, Inc. ("Westport"), an investment advisor registered under the Investment Advisers Act of 1940, containing information as at December 31, 1995. According to the Schedule 13G, Westport has shared voting power and shared dispositive power with respect to 471,050 of these shares. Most of the shares are held in certain discretionary managed accounts of Westport, but the Schedule 13G reports 16,800 shares are beneficially owned by officers and shareholders of Westport who disclaim the existence of a group.

(6) Includes 800 shares issuable upon exercise of options granted by the Company, each of which are exercisable in full.

(7) Includes 2,000 shares issuable upon exercise of options granted by the Company, each of which are exercisable in full.

(8) Includes 202,800 shares issuable upon exercise of options granted by the Company and held by executive officers and directors (including those named above), each of which options are exercisable in full. Excludes 2,250 shares owned beneficially by the spouse of an executive officer and director, as to which shares such executive officer and director disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mark N. Kaplan, a director of the Company, is a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom, which firm has been retained by the Company during the year ended November 3, 1995 and is being retained by the Company during the Company's current fiscal year.


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

14(a)(3).  Exhibits--Continued
           -------------------
3.02              By-Laws of the Company (Exhibit 4.02 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended July 29,
                  1988).

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

23.01***          Consent of Ernst & Young LLP.

27.**             Financial Data Schedule (filed with electronic version only).

_____________________________________________________
*   Management contract or compensation plan or arrangement.

**  Filed with the initial filing of this Report.   herewith.

*** Filed herewith.

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


                                      Volt Information Sciences, Inc.




                                      By: /s/  JACK EGAN
                                          -------------------------------------
                                          Jack Egan
                                          Vice President-Corporate Accounting

Date:  February 27, 1996

                               INDEX TO EXHIBITS


Exhibit           Description
-------           -----------
2.01              Asset Purchase and Sale Agreement entered October 6, 1993, between the Company and Omnibus Funding Corporation, et. al.
                  (Exhibit 2.1 to the Company's Form 8-K, dated October 6, 1993,
                  File No. 1-9232).

2.02 Agreement and Plan of Merger dated as of October 5, 1995, as amended on November 10, 1995 and December 7, 1995, among
                  Information International, Incorporated, Autologic, Inc., a recently formed Delaware corporation, the name of which has since been changed to Autologic Information International, Inc., and Volt Information Sciences, Inc., Incorporated by
                  Reference to Appendix I to the Registration Statement on Form
                  S-4 of Autologic Information International, Inc., (File No.
                  33-99278).

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

Exhibit           Description
-------           -----------
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

Exhibit           Description
-------           -----------
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

10.03(b)*         Amendment dated January 3, 1989 to Agreement between the
                  Company and Jerome Shaw (Exhibit 19.02(b) to the Company's
                  Annual Report on Form 10-K for the fiscal year ended October
                  28, 1988, File No. 1- 9232).


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

Exhibit           Description
-------           -----------
10.04(c)*         Amendment dated April 28, 1994 to Agreement between the
                  Company and Irwin B. Robins. (Exhibit 10.01 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended April 29,
                  1994, File No. 1-9232).

21.**             Subsidiaries of the Registrant.

23.01***          Consent of Ernst & Young LLP.

27.**             Financial Data Schedule (filed with electronic version only).

________________________________________________
*    Management contract or compensation plan or arrangement.

**   Filed with the initial filing of this Report.

***  Filed herewith.