Form 10-Q
period 1996-02-02
VOLT INFORMATION SCIENCES INC
filed 1996-03-18
CIK 103872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For Three Months Ended February 2, 1996

         Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _____________________ to _____________________

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

The number of shares of Common Stock, $.10 par value, outstanding as of March 11, 1996 was 9,687,543.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Statements of Income
                  Three Months Ended February 2, 1996 and
                  January 27, 1995                                           3

                  Condensed Consolidated Balance Sheets
                  February 2, 1996 and November 3, 1995                      4

                  Condensed Consolidated Statements of Cash Flows
                  Three Months Ended February 2, 1996 and January 27, 1995   5

                  Notes to Condensed Consolidated Financial Statements       7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations Three Months
                  Ended February 2, 1996 Compared to the Three Months
                  Ended January 27, 1995                                     14


PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                           19


SIGNATURE                                                                    20

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                                             Three Months Ended
                                                                             ------------------
                                                                     February 2,              January 27,
                                                                        1996                      1995
                                                                     -----------              -----------
                                                                            (Dollars in thousands)
REVENUES
   Sales of services                                                    $   208,477      $   167,518
   Sales of products                                                         16,336           15,778
   Equity in net loss of joint ventures--Note F                              (1,957)          (1,448)
   Interest income                                                              605              480
   Gain on sale of interest in subsidiaries--Note I                           3,666
   Other expense - net--Note B                                                 (517)            (268)
                                                                        -----------      -----------
                                                                            226,610          182,060
                                                                        -----------      -----------
COSTS AND EXPENSES

   Cost of sales
    Services                                                                192,595          152,305
    Products                                                                 12,470           10,405
   Selling and administrative                                                11,449            9,751
   Research, development & engineering                                        1,943            1,804
   Depreciation and amortization                                              3,188            2,796
   Minority interest in net loss
    of consolidated subsidiaries--Note I                                         69
   Foreign exchange (gain) loss - net                                           140              (59)
   Interest expense                                                           1,155            1,686
                                                                        -----------      -----------
                                                                            223,009          178,688
                                                                        -----------      -----------

Income before income tax provision                                            3,601            3,372
Income tax provision--Note H                                                  1,334            1,349
                                                                        -----------      -----------
Net income                                                              $     2,267      $     2,023
                                                                        ===========      ===========

                                                                              (Per Share Data)

Net income                                                              $       .23      $       .21
                                                                        ===========      ===========

Number of shares used in computation--
   Note G                                                                 9,673,803        9,608,408
                                                                        ===========      ===========

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                 February 2,    November 3,
                                                    1996         1995 (a)
                                                    ----         --------
                                                   (Dollars in thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                      $ 34,793   $ 25,350
   Short-term investments                            2,359      1,047
   Trade accounts receivable less allowances of
     $5,132 (1996) and $3,943 (1995)--Note B        99,988    111,696
   Inventories--Note C                              32,905     28,207
   Deferred income taxes                            10,651      8,711
   Prepaid expenses and other assets                 5,915      7,204
                                                  --------   --------



TOTAL CURRENT ASSETS                               186,611    182,215



INVESTMENTS IN SECURITIES                            2,324      4,136


INVESTMENTS IN JOINT VENTURES--Note F               14,139     13,903


PROPERTY, PLANT AND EQUIPMENT--
   at cost--Note D
   Land and buildings                               33,639     33,591
   Machinery and equipment                          61,063     51,233
   Leasehold improvements                            2,918      2,818
                                                  --------   --------
                                                    97,620     87,642
   Less allowances for depreciation
      and amortization                              35,999     32,057
                                                  --------   --------
                                                    61,621     55,585



DEPOSITS, RECEIVABLES AND OTHER ASSETS               1,100      2,764

INTANGIBLE ASSETS--net of accumulated
   amortization of $4,417 (1996) and $4,181
   (1995)--Note I                                   16,305      5,408


                                                  $282,100   $264,011
                                                  ========   ========

                                                  February 2,     November 3,
                                                     1996          1995 (a)
                                                     ----          --------
                                                     (Dollars in thousands)
LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES
   Notes payable to banks                           $   5,776    $   5,154
   Current portion of long-term debt--Note D            2,799        2,000
   Accounts payable                                    29,851       30,786
   Accrued expenses
     Wages and commissions                             23,316       23,403
     Taxes other than income taxes                     11,707       10,059
     Insurance                                         18,606       18,893
     Other                                             10,388        6,686
   Customer advances and other liabilities             16,211       15,250
   Income taxes                                         1,056       12,401
                                                    ---------    ---------


TOTAL CURRENT LIABILITIES                             119,710      124,632

LONG-TERM DEBT--Note D                                 31,116       28,819

DEFERRED INCOME TAXES                                     354        3,433
                                                    ---------    ---------
                                                      151,180      156,884

MINORITY INTEREST--Note I                              21,077

STOCKHOLDERS' EQUITY--Notes
 D, E, F, and G
   Preferred stock, par value $1.00
     Authorized--500,000 shares;
       issued--none
   Common stock, par value $.10
     Authorized--15,000,000 shares;
       issued - 9,687,543 shares (1996)
       and 9,664,794 shares (1995)                        969          966
   Paid-in capital                                     27,666       27,098
   Retained earnings                                   81,424       79,157
   Unrealized foreign currency
     translation adjustment                              (267)        (168)
   Unrealized gain on
    marketable securities                                  51           74
                                                    ---------    ---------
                                                      109,843      107,127



                                                    $ 282,100    $ 264,011
                                                    =========    =========


(a) The Balance Sheet at November 3, 1995 has been derived from the audited financial statements at that date.

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                            Three Months Ended
                                                                      --------------------------
                                                                       February 2,   January 27,
                                                                           1996         1995
                                                                      ------------   -----------
                                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $  2,267    $ 2,023
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                        3,188      2,796
     Gain on sale of interest in subsidiaries                            (3,666)
     Equity in net loss of joint ventures                                 1,957      1,448
     Minority interest                                                       69
     Accounts receivable provisions                                         576        625
     Amortization of deferred debenture costs,
      debt discounts and other deferred expenses                            274        202
     Gains on foreign currency translation                                 (257)       (94)
     (Gains) losses on dispositions of property,
       plant, and equipment                                                 (25)        52
     Deferred income tax provision (benefit)                                859     (1,118)
     Changes in operating assets and liabilities,
       net of effect from acquisitions:
        (Increase) decrease in accounts receivable                       15,767     (3,673)
        (Increase) decrease in inventories                               (1,946)     6,131
        (Increase) decrease in prepaid expenses
          and other current assets                                        1,178     (1,123)
        (Increase) decrease in other assets                               1,693       (974)
        Decrease in accounts payable                                     (4,676)    (7,066)
        Increase (decrease) in accrued expenses                             (59)     2,899
        Increase in customer advances and
          other liabilities                                                 107      3,508
        Increase (decrease) in income taxes payable                     (11,345)     2,036
                                                                       --------    -------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                                               5,961      7,672
                                                                       --------    -------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                            Three Months Ended
                                                                            ------------------
                                                                        February 2,      January 27,
                                                                           1996              1995
                                                                       -------------       -------
                                                                           (Dollars in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities of investments                                              1,047             7,000
   Purchases of investments                                              (1,061)           (4,718)
   Investment in joint venture                                           (2,360)           (1,387)
   Cash of acquired subsidiaries, less transaction costs                  8,421
   Acquisition of subsidiary                                             (1,006)
   Proceeds from disposals of property, plant and
    equipment                                                                63               123
   Purchases of property, plant and equipment                            (2,769)           (2,493)
                                                                       --------          --------
   NET CASH PROVIDED BY (APPLIED TO)
    INVESTING ACTIVITIES                                                  2,335            (1,475)
                                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt                                               (500)             (500)
   Exercise of stock options                                                 71                22
   Increase in notes payable to banks                                       823               473
                                                                       --------          --------
   NET CASH PROVIDED BY (APPLIED TO)
     FINANCING ACTIVITIES                                                   394                (5)
                                                                       --------          --------
Effect of exchange rate changes on cash                                     753               (31)
                                                                       --------          --------
   NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                      9,443             6,161
Cash and cash equivalents, beginning of period                           25,350            17,049
                                                                       --------          --------
   CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                      $ 34,793          $ 23,210
                                                                       ========          ========
SUPPLEMENTAL INFORMATION
Cash paid during the period:
 Interest expense                                                      $  1,836          $  2,571
 Income taxes                                                          $ 11,697          $    336

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at February 2, 1996 and results of operations and cash flows for the three months ended February 2, 1996 and January 27, 1995. Operating results for the three months ended February 2, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 1996.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 3, 1995. The accounting policies used in preparing these financial statements are the same as those described in the Company's Annual Report.

The Company's fiscal year ends on the Friday nearest October 31.

Note B--Accounts Receivable

In October 1993, the Company entered into a three-year agreement to sell, on a limited recourse basis, up to $25,000,000 of undivided interests in a designated pool of certain eligible accounts receivable. In March 1995, the limit was increased to $45,000,000 and the agreement was extended to March 1998. As collections reduce previously sold undivided interests, new receivables may be sold up to the $45,000,000 level. At February 2, 1996 and November 3, 1995, $30,000,000 of accounts receivable had been sold under this agreement. The sold accounts receivable are reflected as a reduction of receivables in the accompanying balance sheets. The Company pays fees based primarily on the purchaser's borrowing costs incurred on short-term commercial paper which financed the purchase of receivables. Other expense in the accompanying 1996 and 1995 statements of income include fees related to the agreement of $541,000 and $312,000, respectively.

The purchaser may terminate the agreement on a minimum of six months' notice. In addition, the agreement may be terminated if the Company does not maintain a minimum tangible net worth, as defined, or exceeds a maximum ratio of debt to tangible net worth.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Inventories

Inventories consist of:

                                                                     February 2,               November 3,
                                                                        1996                      1995
                                                                     -----------               -----------
                                                                             (Dollars in thousands)
Services:
 Accumulated unbilled costs on:
   Service contracts                                                   $17,236                    $15,909
   Long-term contracts                                                   3,827                      2,980
                                                                       -------                    -------
                                                                        21,063                     18,889
                                                                       -------                    -------
Products:
   Materials and work-in-process                                         6,570                      4,818
   Service parts                                                         1,683                      1,124
   Finished goods                                                        3,589                      3,376
                                                                       -------                    -------
                                                                        11,842                      9,318
                                                                       -------                    -------
             Total                                                     $32,905                    $28,207
                                                                       =======                    =======


The cumulative amounts billed under service and long-term contracts of $2,240,000 at February 2, 1996 and $3,469,000 at November 3, 1995 are credited against the related costs in inventory. Substantially all of the amounts billed have been collected.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Long-Term Debt

Long-term debt consists of the following:

                                                                      February 2,                   November 3,
                                                                         1996                          1995
                                                                      -----------                   -----------
                                                                             (Dollars in thousands)
12-3/8% Senior Subordinated Debentures, due
   July 1, 1998--net of unamortized discount of
   $33,000 - 1996 and $36,000 - 1995 (a)                                $22,822                       $22,819
Term loan (b)                                                             7,500                         8,000
Notes payable (c) (d)                                                     3,593
                                                                        -------                       -------
                                                                         33,915                        30,819
Less amounts due within one year                                          2,799                         2,000
                                                                        -------                       -------
   Total long-term debt                                                 $31,116                       $28,819
                                                                        =======                       =======

(a) The debentures provide for interest to be paid semi-annually on January 1 and July 1 and are redeemable at the option of the Company, in whole or in part, at 100% plus accrued interest. The debentures are subordinated to all existing and future senior indebtedness (as defined) of the Company. At February 2, 1996, the amount available for dividends, pursuant to the terms of the indenture under which the debentures are issued, was $33,593,000 and, if no dividend payments are made, the amount available for capital stock repurchases was $43,593,000. However, under the terms of the term loan agreement, at such date, only $28,230,000 was available for such payments (see (b) below).

(b) In October 1994, the Company entered into a $10,000,000 five-year loan agreement with National Westminster Bank, which is secured by a deed of trust on land and buildings (book value at February 2, 1996 - $15,292,000). The term loan bears interest at 7.86% per annum and is repayable in twenty quarterly principal installments of $500,000, together with interest. In October 1996, if certain conditions are met, the loan may be extended for two years with a subsequent reduction of principal payments to $225,000 per quarter and a final payment of $1,725,000 due October, 2001. The agreement contains various financial covenants, the most restrictive of which requires the Company to maintain a tangible net worth of $86,000,000.

(c) Includes two notes payable (which bear interest at 90 day commercial paper rates) each for $550,000, due on January 2, 1997 and January 2, 1998, respectively.

(d) An unsecured loan of $2,493,000 from Chemical Bank was made to a foreign subsidiary on January 18, 1996 to finance a printing press. The five-year loan, guaranteed by the Company, is to be repaid in ten semi-annual payments including interest calculated at LIBOR (5.4% at February 2, 1996) plus .25% beginning September 15, 1996.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Stockholders' Equity

Changes in the major components of stockholders' equity for the three months ended February 2, 1996 are as follows:

                                                    Common            Paid-In          Retained
                                                    Stock             Capital          Earnings
                                                    -----             -------          --------
                                                          (Dollars in thousands)
Balance at November 3, 1995                           $966           $27,098           $79,157
Net income for the three months                                                          2,267
Issuance of 18,349 shares to ESOP                        2               498
Stock options exercised - 4,400 shares                   1                70
                                                      ----           -------           -------
Balance at February 2, 1996                           $969           $27,666           $81,424
                                                      ====           =======           =======

The other components of stockholders' equity are the unrealized gain on marketable securities and the unrealized foreign currency translation adjustment due to the Company's investment in its Australian joint venture, whose functional currency is the Australian dollar.

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

In July 1994, the Company entered into a long-term joint venture agreement to publish the official White Pages, Yellow Pages and Street Guides for Rio de Janeiro. As of February 2, 1996, the Company has made investments in and loans aggregating $9,929,000 to Telelistas Editora Ltda., a Brazilian company which has a contract to publish Rio's telephone directories on behalf of TELERJ, the government-owned telephone company. Such agreement resulted in the acquisition of a 50% interest in the common shares together with 75% of the issued preferred stock. The agreement, as amended, requires the Company to invest additional amounts in the joint venture, as well as provide technology, expertise and key personnel in directory production, sales and marketing.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Summarized Financial Information of Joint Ventures--(Continued)

Consolidated retained earnings at February 2, 1996 included $4,205,000, representing the undistributed earnings of the Australian joint venture. Income taxes have been paid or provided on such earnings.

                                                                          February 2, 1996                  November 3, 1995
                                                                   -----------------------------        ------------------------
                                                                                            (Dollars in thousands)
                                                                                      Company's                          Company's
                                                                     Total             Equity            Total            Equity
                                                                     --------         ---------          --------        ---------
Current assets                                                       $174,317                            $270,495
Non-current assets                                                     16,395                              17,207
Current liabilities                                                  (137,387)                           (227,749)
Non-current liabilities                                                  (240)                               (259)
                                                                     --------                             -------
Equity of combined joint ventures                                    $ 53,085                            $ 59,694
                                                                     ========                            ========
Equity of Australian joint venture (a)                               $ 48,409         $ 9,519            $ 55,733          $10,436
Equity of Brazilian joint venture                                       4,676           4,620               3,961            3,467
                                                                     --------         -------            --------          -------
                                                                     $ 53,085                            $ 59,694
                                                                     ========                            ========
Investments in joint ventures                                                         $14,139                              $13,903
                                                                                      =======                              =======

(a)-Pursuant to the Australian joint venture agreement, the initial capital contributions of all venturers, other than Telstra, exceeded their proportionate share of ownership interest in the corporate joint venture. The agreement provides that, upon liquidation of the venture, the venturers will be entitled to recover such excess contributions from the net assets of the venture.

                                                                                           Three  Months  Ended
                                                                     ------------------------------------------------------------
                                                                            February 2, 1996                   January 27, 1995
                                                                     --------------------------------    ------------------------
                                                                                          (Dollars in thousands)
                                                                                      Company's                          Company's
                                                                      Total             Equity            Total            Equity
                                                                     --------         ---------          --------        ---------
Revenues                                                              $62,896                             $70,782

Costs and expenses                                                     73,892                              79,104
Income tax benefit                                                     (3,271)                             (2,047)
                                                                      -------                             -------
Net loss                                                              $(7,725)                            $(6,275)
                                                                      =======                             =======

Net loss of Australian joint venture                                  $(6,038)          $  (749)          $(5,032)         $  (629)
Net loss of Brazilian joint venture                                    (1,687)           (1,208)           (1,243)            (819)
                                                                      -------            ------           -------          -------
                                                                      $(7,725)                            $(6,275)
                                                                      =======                             =======

Company's equity in net loss of joint ventures                                          $(1,957)                           $(1,448)
                                                                                        =======                            =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note G--Per Share Data

Per share data are computed on the basis of the weighted average number of shares of common stock outstanding and, if applicable, the assumed exercise of dilutive outstanding stock options based on the treasury stock method. Per share data have been adjusted for the three months ended January 27, 1995, for the effect of a two-for-one-stock split distributed on October 6, 1995.

Note H--Income Taxes

Significant components of the income tax expense (benefit) attributable to operations are as follows:

                                                                      Three Months Ended
                                                               --------------------------------
                                                               February 2,          January 27,
                                                                  1996                 1995
                                                               -----------          -----------
                                                                    (Dollars in thousands)
Current:
   Federal                                                        $203               $1,658
   Foreign                                                        (182)                 212
   State and local                                                 454                  597
                                                                ------               ------
                                                                   475                2,467
                                                                ------               ------
Deferred:
   Federal                                                         803                 (902)
   State and local                                                  56                 (216)
                                                                ------               ------
                                                                   859               (1,118)
                                                                ------               ------
                                                                $1,334               $1,349
                                                                ======               ======

Note I--Acquisition and Sale of Subsidiaries

On November 15, 1995, the Company acquired a technical services business for $2,106,000 in cash and notes which resulted in an increase in intangible assets of $2,052,000. The effect on operations for the three months ended January 27, 1995, assuming the acquisition occurred at the beginning of such period, is not material.

On January 29, 1996, the Company merged its wholly-owned subsidiary, Autologic, Incorporated and related foreign subsidiaries ("Autologic"), representing its Electronic Publication and Typesetting Systems segment, with Information International, Inc. ("Triple- I"), resulting in the formation of a new publicly traded company, Autologic Information International, Inc. ("AII"). Triple-I was a publicly traded company in the business of electronic publishing prepress systems.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note I--Acquisition and Sale of Subsidiaries (Continued)

In connection with the merger, the stockholders of Triple-I received 41% of AII's common stock based on one share of AII being issued for each outstanding share of Triple-I and the Company received 59% of the outstanding shares of AII common stock.

The merger has been accounted for as a purchase of a 41% interest in Triple-I and a corresponding sale of a 59% interest in Autologic to the former shareholders of Triple-I. The accompanying 1996 financial statements include the accounts of Autologic and Triple-I with the former Triple-I shareholders 41% in AII shown as a Minority Interest in the Condensed Consolidated Balance Sheet. The results of operations of Triple-I are included in the accompanying consolidated statement of income since the date of acquisition. The sale of 41% of Autologic resulted in a pretax gain of $3,666,000, net of transaction costs and also resulted in 41% of Autologic's assets being reflected in the 1996 balance sheet at fair value, resulting in an intangible of $5,215,000 with a corresponding increase in the minority interest. Amortization of such intangible will be charged to the Minority Interest. In addition, the purchase of the assets of Triple-I resulted in an intangible of $3,847,000. Such intangible will be amortized over a period of five years.

In connection with the merger, Autologic restructured its operations and included a charge of $700,000 related principally to the termination of employees. Such charge is included in the results of operations for the three months ended February 2, 1996.

The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisitions had occurred at the beginning of the respective periods with pro forma adjustments to give effect to amortization of intangibles, minority interest share in operations and certain income tax adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates, or of future results of operations of the consolidated entities.

                                                               Three Months Ended
                                                               ------------------

                                                         February 2,         January 27,
                                                           1996                 1995
                                                         -----------         -----------
                                                        (Dollars in thousands, except
                                                             per share amounts)

Revenue                                                  $237,331          $192,515
Income from continuing operations                        $  3,265          $  2,479
Net income                                               $  3,265          $  1,479

Income from continuing operations per share              $    .34          $    .25
Net income per share                                     $    .34          $    .15

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 2, 1996 COMPARED
TO THE THREE MONTHS ENDED JANUARY 27, 1995

The information which appears below relates to prior periods, the results of which are not necessarily indicative of the results which may be expected for any subsequent periods.

The following summarizes the results of operations by segment:

                                                                                For The Three Months Ended
                                                                                --------------------------
                                                                           February 2,                 January 27,
                                                                              1996                        1995
                                                                           -----------                 -----------
                                                                                  (Dollars in thousands)
Revenues:
   Technical Services and Temporary Personnel                              $ 155,699                   $ 118,918
   Electronic Publication and Typesetting Systems                             16,547                      16,000
   Telephone Directory                                                        13,569                      12,662
   Engineering and Construction                                               19,491                      14,603
   Computer Systems                                                           20,607                      22,251
   Equity in net loss of joint ventures                                       (1,957)                     (1,448)
   Gain on sale of interest in subsidiaries                                    3,666
   Interest and other income-net                                                  88                         212
   Elimination of intersegment revenues                                       (1,100)                     (1,138)
                                                                           ---------                   ---------

                                                                           $ 226,610                   $ 182,060
                                                                           =========                   =========

Income Before Income Taxes

   Operating Profit (Loss):
   Technical Services and Temporary Personnel                              $   5,444                   $   4,947
   Electronic Publication and Typesetting Systems                             (2,410)                        280
   Telephone Directory                                                        (1,010)                     (1,032)
   Engineering and Construction                                                1,361                         344
   Computer Systems                                                            2,138                       4,094
   Eliminations                                                                   71                         (22)
                                                                           ---------                   ---------
Total Operating Profit                                                         5,594                       8,611

Equity in net loss of joint ventures                                          (1,957)                     (1,448)
Gain on sale of interest in subsidiaries                                       3,666
Interest and other income-net                                                     88                         212
General corporate expenses                                                    (2,495)                     (2,376)
Interest expense                                                              (1,155)                     (1,686)
Foreign exchange gain (loss)--net                                               (140)                         59
                                                                           ---------                   ---------

Income Before Income Taxes                                                 $   3,601                   $   3,372
                                                                           =========                   =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 2, 1996 COMPARED
TO THE THREE MONTHS ENDED JANUARY 27, 1995--Continued

Results of Operations - Summary

In the three-month period of fiscal 1996, revenues increased by $44,550,000, or 24%, from fiscal 1995, as sales increased by $41,517,000, or 23%. Revenues in the 1996 period included a gain of $3,666,000 from the sale of an interest in the Company's Electronic Publication and Typesetting Systems segment. The increase in sales resulted primarily from a $36,781,000 increase in sales of the Technical Services and Temporary Personnel segment and a $4,888,000 increase in sales of the Construction and Engineering segment.

The Company's pretax income was $3,601,000 in 1996, compared to $3,372,000 in 1995. The 1996 income included the $3,666,000 pretax gain discussed above. The operating profit of the Company's segments decreased by $3,017,000 to $5,594,000 in 1996. The principal decreases in the segments' operating income were from the Electronic Publication and Typesetting Systems segment, with a decrease of $2,690,000 to a loss of $2,410,000 and the Computer Systems segment, with a decrease of $1,956,000 to a profit of $2,138,000 partially offset by the Engineering and Construction segment, where the $1,361,000 profit represented a $1,017,000 favorable change from 1995.

Net income in the three months of 1996 was $2,267,000, compared to a net income of $2,023,000 in the three months of 1995.

Results of Operations - By Segment

The Technical Services and Temporary Personnel segment's sales increased by $36,781,000, or 31%, in 1996 to $155,699,000 and the segment's operating profit increased by $497,000, or 10%, to $5,444,000 compared to $4,947,000 in 1995. The segment will no longer provide services to one customer which accounted for $6,300,000, or 4% of the segment's 1996 sales. Approximately $5,800,000 of the segment's sales increase in 1996 was the result of business with new customers. In addition, $8,000,000, or 22% of the sales increase was due to pass-through costs primarily related to subcontractors to service large national contracts. The increase in the segment's operating profit was due to the increased sales volume, partially offset by a decrease in gross margin of approximately 1 percentage point, primarily due to higher subcontractor usage, billed without a mark-up, and an increase in unemployment insurance costs.

The Electronic Publication and Typesetting Systems segment's sales increased by $547,000, or 3%, to $16,547,000 in 1996, while the segment incurred an operating loss of $2,410,000, compared to a profit of $280,000 in 1995. The sales increase was primarily due to increased equipment sales in the European and Pacific markets. The decrease in operating profit was due to a reduction in the gross margin of 10 percentage points and a .7 percentage point increase in total operating expenses expended per sales dollar, partially offset by the increased sales volume. The decrease in the gross margin percentage resulted from a change in the product mix (a decrease in sales of some high margin products and an increase in sales of some low margin items which are in direct competition with other manufacturers' products). In addition, the segment incurred $700,000 of restructuring

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 2, 1996 COMPARED
TO THE THREE MONTHS ENDED JANUARY 27, 1995--Continued

charges and experienced a temporary delay in shipments due to the merger with Triple-I. (See Note I). The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1996 of equipment introduced within the last three years comprising approximately 94% of equipment sales.

The Telephone Directory segment's sales increased by $907,000, or 7%, to $13,569,000 in fiscal 1996, while the segment incurred an operating loss of $1,010,000, a decrease of $22,000, as compared to a loss of $1,032,000 in 1995.
The sales increase is due to a $329,000 increase in telephone directory production volume and an increase in independent directory sales by the segment's DataNational division of 23%. The operating losses in 1996 and 1995 were due to start-up losses incurred in the automated production of newspaper display advertisements, costs to enter a new regional independent directory market and higher operating costs in the Uruguayan printing operation, partially offset in 1996, by higher telephone directory production revenue. This segment's services are rendered under various short and long-term contracts. Certain contracts expire in fiscal 1996 through 2000, and there can be no assurance that they will be renewed on similar terms or replaced.

The Engineering and Construction segment's sales increased by $4,888,000 to $19,491,000 in fiscal 1996 and its operating profit was $1,361,000, an increase of $1,017,000, as compared to $344,000 in 1995. The sales increase was due to a 53% increase in the construction division partially offset by a 4% decrease in the business systems division. Operating results improved due to the increased sales volume and a 7 percentage point decrease in overhead expended per sales dollar, partially offset by a reduction in the gross margin of 2 percentage points.

The Computer Systems segment's sales decreased by $1,644,000, or 7%, to $20,607,000 in 1996 and its operating profit was $2,138,000, as compared to $4,094,000 in 1995. The decrease in sales and operating profit was primarily due to higher sales and profits on customer acceptance of Delta Operating Service Systems (DOSS) in 1995, compared to 1996, partially offset by increased sales and profits on conservation services to utilities. Under the completed contract method of accounting used by this segment, revenues together with related costs are recognized in income upon acceptance by the customer. Deliveries and installations under other DOSS contracts continue and customer acceptances are anticipated later in 1996. Profitability rates on such contracts are not anticipated to be at the same levels as those earned on the DOSS contracts accepted in fiscal 1995. This segment's results on a quarter-to-quarter basis are highly dependent on the acceptance by customers under contract for the segment's directory assistance systems, which occurs periodically rather than evenly.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 2, 1996 COMPARED
TO THE THREE MONTHS ENDED JANUARY 27, 1995--Continued

Results of Operations:  Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Interest income increased by $125,000, or 26%, in 1996. The increase was primarily due to additional funds invested.

The Company's equity in the net loss of its joint ventures was $1,957,000 in 1996, as compared to a loss of $1,448,000 in 1995. The increase was due to the start-up and foreign currency related losses incurred by the Company's Brazilian joint venture which began operations in July 1994. The Company's share of the net loss of its Australian joint venture, which produces a major portion of its revenues and significantly all of its profit in the Company's second and third fiscal quarters, increased by $120,000 due to lower revenues.

Selling and administrative expenses increased by $1,698,000, or 17%, to $11,449,000 in 1996 to support the increase in sales. However, these expenses expressed as a percentage of sales were 5% in 1996 and 1995.

Research, development and engineering expenditures increased by $139,000, or 8%, to $1,943,000 in 1996. The increase was due to additional product development by the Computer Systems segment.

Depreciation and amortization increased by $392,000, or 14%, to $3,188,000 in 1996. The increase was due to increased fixed asset expenditures in fiscal 1994, 1995 and the three months of 1996.

Interest expense decreased by $531,000, or 31%, to $1,155,000 in 1996. The decrease was primarily due to the redemption of $10,000,000, in May 1995 of the Company's 12-3/8% Subordinated Debentures.

The Company's effective tax rate was reduced to 37% in 1996, from 40% in 1995. The 1996 tax provision reflects full utilization of foreign tax credits generated while such use in 1995 was limited due to tax code limitations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 2, 1996 COMPARED
TO THE THREE MONTHS ENDED JANUARY 27, 1995--Continued

Liquidity and Source of Capital

Cash and cash equivalents increased by $9,443,000 in 1996 to $34,793,000, and working capital increased by $9,318,000 to $66,901,000. Cash flows from operating activities for the three months ended February 2, 1996 were $5,961,000. Many factors, reflected in the accompanying Consolidated Statements of Cash Flows affected the amount of cash flows from operating activities. Primary among the factors providing cash flows to operating activities in 1996 were the reduction in accounts receivable of $15,767,000 and the non-cash expense of $3,188,000 for depreciation and amortization, partially offset by the payment of income taxes of $11,697,000.

The principal factor in the cash provided by investing activities of $2,335,000 was the cash balance resulting from the acquisition of a subsidiary of $8,421,000, net of transaction costs, partially offset by net increases in property, plant and equipment of $2,706,000 and investment in joint ventures of $2,360,000.

In addition to its cash and cash equivalents, at February 2, 1996, the Company's investment portfolio, primarily U.S. Treasury Notes and certificates of deposit, had a carrying value of $4,683,000. The Company also has a $10,000,000 credit line with a domestic bank under a revolving credit agreement which expires August 1, 1997, unless renewed. The Company had outstanding bank borrowing under that line of $5,776,000 at February 2, 1996. In addition, at February 2, 1996, the Company had the right to sell up to $15,000,000 of additional interest in receivables under its existing sales program.

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

Item 6.  Exhibits and reports on Form 8-K

(a)   Exhibits

15.01 Letter from Ernst & Young LLP

15.02 Letter from Ernst & Young LLP regarding interim financial information.

(b)   Reports on Form 8-K:

      The only report on Form 8-K filed during the quarter ended February 2, 1996 was a report dated January 29, 1996 (date of earliest event reported), reporting Item 2. Acquisition or Disposition of Assets, and Item 7. Financial Statements and Exhibits filing the following financial statements:

        (i) The combined audited financial statements of Autologic, Incorporated and Affiliates:

                          Combined Balance Sheets as at October 28, 1994 and November 3, 1995, Combined Statements of Operations for the years ended October 29, 1993, October 28, 1994 and November 3, 1995, Combined Statements of Parent's Investment and Statements of Cash Flows for the years ended October 29, 1993, October 28, 1994 and November 3, 1995.

       (ii) The consolidated financial statements of Information International, Inc.: Consolidated Balance Sheets as at April 30, 1993, December 31, 1993 and 1994 (audited) and September 30, 1995 (unaudited); Consolidated Statements of Operations, Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows of Information International, Inc. for the periods ended April 30, 1992 and 1993, December 31, 1993 and 1994
                    (audited) and September 30, 1994 and 1995 (unaudited).

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             VOLT INFORMATION SCIENCES, INC.
                                                       (Registrant)

                                             BY: /s/ JACK  EGAN
                                                (Signature)
Date:  March 14, 1996                           JACK  EGAN
                                                Vice President - Corporate
                                                Accounting
                                                (Principal Accounting Officer)

            EXHIBIT INDEX


Exhibit No.             Description
----------              ------------

15.01             Letter from Ernst & Young LLP.

15.02 Letter from Ernst & Young LLP regarding interim financial information.

27                Financial Data Schedule.