Form 10-Q
period 1996-05-03
VOLT INFORMATION SCIENCES INC
filed 1996-06-17
CIK 103872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For Six Months Ended May 3, 1996

         Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from  ________________  to ________________

Commission File No. 1-9232


                         VOLT INFORMATION SCIENCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                              13-5658129
- --------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1221 Avenue of the Americas, New York, New York                     10020
- -------------------------------------------------                -------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:         (212) 704-2400

                                 Not Applicable
                       ----------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No
                                       ---   ---

The number of shares of Common Stock, $.10 par value, outstanding as of June 7, 1996 was 9,687,543.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS






PART I -  FINANCIAL INFORMATION

Item 1.     Financial Statements

                  Condensed Consolidated Statements of Income
                  Six Months and Three Months Ended
                  May 3, 1996 and April 28, 1995                          3

                  Condensed Consolidated Balance Sheets
                  May 3, 1996 and November 3, 1995                        4

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended May 3, 1996 and April 28, 1995         5

                  Notes to Condensed Consolidated Financial Statements    7


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            Six Months and Three Months Ended May 3, 1996 Compared
            to the Six Months and Three Months Ended April 28, 1995      16


PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                             26


SIGNATURE                                                                27

PART I - FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                        Six Months Ended                  Three  Months Ended
                                                        ----------------                  -------------------
                                                     May 3,          April 28,          May 3,         April 28,
                                                     1996              1995             1996             1995
                                                   ---------         ---------         --------       ----------
                                                                     (Dollars in thousands)
REVENUES:
   Sales of services                              $  434,950       $  342,539       $  226,473       $  175,021
   Sales of products                                  42,176           31,353           25,840           15,575
   Equity in net income (loss)
     of joint ventures--Note F                        (1,783)          (1,353)             174               95
   Gain on sale of interest in subsidiaries--
     Note I                                            3,666
   Interest income                                     1,182              953              577              473
   Other income (expense) - net--Note B                 (716)            (242)            (199)              26
                                                  ----------       ----------       ----------       ----------
                                                     479,475          373,250          252,865          191,190
                                                  ----------       ----------       ----------       ----------
COSTS AND EXPENSES:
   Cost of sales
     Services--Note J                                398,640          314,159          206,045          161,854
     Products                                         28,523           20,397           16,052            9,992
   Selling and administrative                         25,097           20,134           13,510           10,383
   Research, development & engineering                 5,657            3,876            3,715            2,072
   Depreciation and amortization                       6,765            5,765            3,577            2,969
   Foreign exchange (gain) loss - net                    277              (11)             137               48
   Interest expense                                    2,360            3,422            1,205            1,736
                                                  ----------       ----------       ----------       ----------
                                                     467,319          367,742          244,241          189,054
                                                  ----------       ----------       ----------       ----------
Income before income tax provision and
   minority interests                                 12,156            5,508            8,624            2,136
Income tax provision--Note H                           4,930            2,055            3,596              706
Minority interests in operations of
   consolidated subsidiaries--Note I                     (28)                              (97)
                                                  ----------       ----------       ----------       ----------
Net income                                        $    7,198       $    3,453       $    4,931       $    1,430
                                                  ==========       ==========       ==========       ==========


(Per Share Data)

Net income                                        $      .74       $      .36       $      .51       $      .15
                                                  ==========       ==========       ==========       ==========

Number of shares used in computation
  -- Note G                                        9,680,673        9,620,364        9,687,543        9,632,322
                                                  ==========       ==========       ==========       ==========

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                            May 3,    November 3,
                                                             1996       1995 (a)
                                                           --------     --------
                                                          (Dollars in thousands)
ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                $ 23,444     $ 25,350
  Short-term investments                                      2,353        1,047
  Trade accounts receivable less allowances of
   $5,102 (1996) and $3,943 (1995)--Note B                  105,484      111,696
  Inventories--Note C                                        29,385       28,207
  Deferred income taxes                                      10,682        8,711
  Prepaid expenses and other assets                           6,495        7,204
                                                           --------     --------






TOTAL CURRENT ASSETS                                        177,843      182,215



INVESTMENTS IN SECURITIES                                     2,287        4,136





 INVESTMENTS IN AND ADVANCES TO
 JOINT VENTURES--Note F                                      18,221       13,903

 PROPERTY, PLANT AND EQUIPMENT--
  at cost--Note D
  Land and buildings                                         33,661       33,591
  Machinery and equipment                                    59,920       51,233
  Leasehold improvements                                      2,603        2,818
                                                           --------     --------
                                                             96,184       87,642

  Less allowances for depreciation
    and amortization                                         34,529       32,057
                                                           --------     --------
                                                             61,655       55,585





 DEPOSITS, RECEIVABLES AND OTHER
  ASSETS                                                      1,055        2,764

 INTANGIBLE ASSETS--net of accumulated
  amortization of $5,206 (1996) and $4,181
  (1995)                                                     15,654        5,408


                                                           --------     --------
                                                           $276,715     $264,011
                                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to banks                                  $  5,658     $  5,154
   Current portion of long-term debt--Note D                  3,049        2,000
   Accounts payable                                          23,441       30,786
   Accrued expenses
     Wages and commissions                                   24,455       23,403
     Taxes other than income taxes                           11,382       10,059
     Insurance                                               13,263       18,893
     Other                                                    9,420        6,686
   Customer advances and other liabilities                   17,569       15,250
   Income taxes                                                 985       12,401
                                                           --------     --------


TOTAL CURRENT LIABILITIES                                   109,222      124,632

LONG-TERM DEBT--Note D                                       30,369       28,819

DEFERRED INCOME TAXES                                           994        3,433
                                                           --------     --------
                                                            140,585      156,884

MINORITY INTERESTS--Note I                                   21,120

STOCKHOLDERS' EQUITY--Notes
 D, E, F, and G
   Preferred stock, par value $1.00
     Authorized--500,000 shares;
       issued--none
   Common stock, par value $.10
     Authorized--15,000,000 shares;
       issued - 9,687,543 shares (1996)
       and 9,664,794 shares (1995)                           969            966
   Paid-in capital                                        27,666         27,098
   Retained earnings                                      86,355         79,157
   Cumulative foreign currency
     translation adjustment                                   (1)          (168)
   Unrealized gain on
    marketable securities                                     21             74
                                                       ---------      ---------
                                                         115,010        107,127







                                                       ---------      ---------
                                                       $ 276,715      $ 264,011
                                                       =========      =========


(a) The Balance Sheet at November 3, 1995 has been derived from the audited financial statements at that date.

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                            Six Months Ended
                                                         ----------------------
                                                           May 3,      April 28,
                                                           1996          1995
                                                         --------      --------
                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $  7,198      $  3,453
   Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization                         6,765         5,765
      Equity in net loss of joint ventures                  1,783         1,353
      Gain on sale of interest in subsidiaries             (3,666)
      Accounts receivable provisions                        1,325           965
      Minority interests                                       28
      Amortization of deferred debenture costs,
        debt discounts and other deferred charges             949           427
      (Gains) losses on foreign currency translation         (503)          174
      Gains on dispositions of fixed assets                  (131)           (7)
      Deferred income tax provision                         1,513         2,074
      Gains on sales of securities                                           (7)
      Other                                                                  31
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable          9,008       (10,855)
        Decrease in inventories                             1,402         1,812
        Increase in recoverable income taxes                               (135)
        Increase in prepaid expenses
           and other current assets                          (851)       (1,030)
        (Increase) decrease in deposits, receivables
           and other assets                                 1,646        (1,125)
        Decrease in accounts payable                       (5,488)       (4,407)
        Increase (decrease) in accrued expenses            (5,380)        3,962
        Increase in customer advances and
           other liabilities                                1,474         3,702
        Decrease in income tax liability                  (11,607)         (294)
                                                         --------      --------
    NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                           5,465         5,858
                                                         --------      --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                             Six Months Ended
                                                          ----------------------
                                                           May 3,      April 28,
                                                            1996          1995
                                                          --------      -------
                                                          (Dollars in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities of investments                                2,108        8,000
    Purchases of investments                                (2,122)      (5,811)
    Investments in and advances to joint ventures           (5,838)      (2,824)
    Cash of acquired subsidiaries, less
     transaction costs                                       8,421
    Proceeds from disposals of property,
      plant and equipment                                       49          370
    Purchases of property, plant and equipment             (10,316)      (7,016)
    Other                                                   (1,006)      (1,125)
                                                          --------      -------
    NET CASH APPLIED TO INVESTING
    ACTIVITIES                                              (8,704)      (8,406)
                                                          --------      -------


CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of long-term debt                               (1,000)      (1,000)
    Exercise of stock options                                   71          143
    Increase in minority interest                              154
    Increase in notes payable to banks                         920           88
                                                          --------      -------
    NET CASH PROVIDED BY (APPLIED TO)
    FINANCING ACTIVITIES                                       145         (769)
                                                          --------      -------

Effect of exchange rate changes on cash                      1,188         (226)
                                                          --------      -------

    NET DECREASE IN CASH
      AND CASH EQUIVALENTS                                  (1,906)      (3,543)

Cash and cash equivalents, beginning of period              25,350       17,049
                                                          --------      -------


CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                           $ 23,444      $13,506
                                                          ========      =======

SUPPLEMENTAL INFORMATION Cash paid during the period:
 Interest expense                                         $  2,354      $ 3,315
 Income taxes                                             $ 15,312      $   350

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at May 3, 1996 and results of operations for the six and three months ended May 3, 1996 and April 28, 1995 and cash flows for the six months ended May 3, 1996 and April 28, 1995. Operating results for the six and three months ended May 3, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 1996.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 3, 1995. The accounting policies used in preparing these financial statements are the same as those described in the Company's Annual Report.

The Company's fiscal year ends on the Friday nearest October 31.

Note B--Accounts Receivable

In October 1993, the Company entered into a three-year agreement to sell, on a limited recourse basis, up to $25,000,000 of undivided interests in a designated pool of certain eligible accounts receivable. In March 1995, the limit was increased to $45,000,000 and the agreement was extended to March 1998. As collections reduce previously sold undivided interests, new receivables may be sold up to the $45,000,000 level. At May 3, 1996, and November 3, 1995, $30,000,000 of interests in accounts receivable had been sold under this agreement. The sold accounts receivable are reflected as a reduction of receivables in the accompanying balance sheets. The Company pays fees based primarily on the purchaser's borrowing costs incurred on short-term commercial paper which financed the purchase of receivables. Other income (expense) in the accompanying 1996 and 1995 statements of income includes fees related to the agreement of $1,058,00 and $690,000 in the six months ended, and $517,000 and $378,000 in the three months ended, May 3, 1996 and April 28, 1995, respectively.

The purchaser may terminate the agreement on a minimum of six months' notice. In addition, the agreement may be terminated if the Company does not maintain a stated minimum tangible net worth, as defined, or exceeds a maximum ratio of debt to tangible net worth.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Inventories

Inventories consist of:

                                                             May 3,    November 3,
                                                              1996        1995
                                                             -------     -------
                                                            (Dollars in thousands)
Services:
 Accumulated unbilled costs on:
   Service contracts                                         $16,014     $15,909
   Long-term contracts                                         2,315       2,980
                                                             -------     -------
                                                              18,329      18,889
                                                             -------     -------
Products:
   Materials and work-in-process                               6,656       4,818
   Service parts                                               1,897       1,124
   Finished goods                                              2,503       3,376
                                                             -------     -------
                                                              11,056       9,318
                                                             -------     -------
             Total                                           $29,385     $28,207
                                                             =======     =======

The cumulative amounts billed, principally under long-term contracts, of $2,858,000 at May 3, 1996 and $3,469,000 at November 3, 1995 are credited against the related costs in inventory. Substantially all of the amounts billed have been collected.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Long-Term Debt

Long-term debt consists of the following:

                                                             May 3,    November 3,
                                                              1996        1995
                                                             -------     -------
                                                            (Dollars in thousands)
12-3/8% Senior Subordinated Debentures, due
   July 1, 1998--net of unamortized discount of
   $30,000 - 1996 and $36,000 - 1995(a)                      $22,825     $22,819
Term loan(b)                                                   7,000       8,000
Notes payable(c)(d)                                            3,593
                                                             -------     -------
                                                              33,418      30,819
Less amounts due within one year                               3,049       2,000
                                                             -------     -------
   Total long-term debt                                      $30,369     $28,819
                                                             =======     =======

(a) The debentures provide for interest to be paid semi-annually on January 1 and July 1 and are redeemable at the option of the Company, in whole or in part, at 100% plus accrued interest. The debentures are subordinated to all existing and future senior indebtedness (as defined) of the Company. At May 3, 1996, the amount available for dividends, pursuant to the terms of the indenture under which the debentures are issued, was $36,058,000 and, if no dividend payments are made, the amount available for capital stock repurchases was $46,058,000. However, under the terms of the term loan agreement, at such date, only $34,125,000 was available for such payments (see (b) below).

(b) In October 1994, the Company entered into a $10,000,000 five-year loan agreement with National Westminster Bank, which is secured by a deed of trust on land and buildings (book value at May 3, 1996 - $15,156,000). The term loan bears interest at 7.86% per annum and is repayable in twenty quarterly principal installments of $500,000, together with interest. In October 1996, if certain conditions are met, the loan may be extended for two years with a subsequent reduction of principal payments to $225,000 per quarter and a final payment of $1,725,000 due October, 2001. The agreement contains various financial covenants, the most restrictive of which requires the Company to maintain a tangible net worth of $86,000,000.

(c) Includes two notes payable (which bear interest at 90 day commercial paper rates), each for $550,000, due on January 2, 1997 and January 2, 1998, respectively.

(d) An unsecured loan of $2,493,000 from Chemical Bank was made to a foreign subsidiary on January 18, 1996 to finance a printing press. The five-year loan, guaranteed by the Company, is to be repaid in ten semi-annual payments including interest calculated at LIBOR (5.53% at May 3, 1996) plus .25% beginning September 15, 1996.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Stockholders' Equity

Changes in the major components of stockholders' equity for the six months ended May 3, 1996 are as follows:

                                                 Common      Paid-In    Retained
                                                  Stock      Capital    Earnings
                                                  ------     -------     -------
                                                       (Dollars in thousands)

Balance at November 3, 1995                       $  966     $27,098     $79,157
Net income for the six months                                              7,198
Issuance of 18,349 shares to ESOP                      2         498
Stock options exercised - 4,400 shares                 1          70
                                                  ------     -------     -------
Balance at May 3, 1996                            $  969     $27,666     $86,355
                                                  ======     =======     =======

The other components of stockholders' equity are the unrealized gain on marketable securities and the cumulative foreign currency translation adjustment due to the Company's investment in its Australian joint venture, whose functional currency is the Australian dollar.

On April 22, 1996, the Company granted stock options to acquire 500,000 shares of the Company's common stock to key employees at $27-1/8 per share, the average of the high and low prices on such date. The options were granted under the non-qualified stock option plan adopted in May 1995.

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

In July 1994, the Company entered into a long-term joint venture agreement to publish the official White Pages, Yellow Pages and Street Guides for Rio de Janeiro. As of May 3, 1996, the Company has made an aggregate of $13,407,000 of investments in and loans and advances to Telelistas Editora Ltda., a Brazilian company which has a contract to publish Rio's telephone directories on behalf of TELERJ, the government-owned telephone company. Such investment resulted in the acquisition of a 50% interest in the common shares together with 75% of the issued preferred stock. The agreement, as amended

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Summarized Financial Information of Joint Ventures--(Continued)

requires the Company to provide technology, expertise and key personnel in directory production, sales and marketing. It is likely that additional advances will be made by the Company to the joint venture. Such advances will be repaid before any other distributions of the net assets of the venture. As a result of the funding requirements, during the start-up period, the Company is recognizing 75% of the losses incurred by the venture. At such time as the venture becomes profitable, the Company will recognize 75% of the venture's net income until start-up losses are recovered and 50% of any profits subsequent thereto.

Consolidated retained earnings at May 3, 1996 includes $5,214,000, representing the undistributed earnings of Pacific Access. Income taxes have been paid or provided on such earnings.

The following summarizes the financial information of the joint ventures:

                                                May 3, 1996              November 3, 1995
                                           ----------------------     -----------------------
                                                    (Dollars in thousands)

                                                        Company's
                                                         Advances                   Company's
                                             Total      and Equity      Total        Equity
                                           ---------    ----------    ---------     ---------

Current assets                             $ 208,114                  $ 270,495
Noncurrent assets                             17,181                     17,207
Current liabilities                         (158,136)                  (227,749)
Due to Volt                                   (3,848)     $ 3,848
Noncurrent liabilities                          (241)                      (259)
                                           ---------                  ---------
Equity of combined joint ventures          $  63,070                  $  59,694
                                           =========                  =========


Equity of Australian joint venture(a)      $  59,325       10,944     $  55,733      $10,436
Equity of Brazilian joint venture              3,745        3,429         3,961        3,467
                                           ---------      -------     ---------      -------
                                           $  63,070                  $  59,694
                                           =========                  =========
Investments in and advances to
 joint ventures                                           $18,221                    $13,903
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Summarized Financial Information of Joint Ventures--(Continued)

                                                            Six Months  Ended
                                            -------------------------------------------------
                                                  May 3, 1996               April 28 1995
                                            ----------------------      ---------------------
                                                         (Dollars in thousands)

                                                         Company's                  Company's
                                             Total        Equity        Total        Equity
                                            --------     ---------     --------     ---------

Revenues                                    $221,695                   $215,736

Costs and expenses                           220,864                    210,318
Income tax provision                           1,309                      4,230
                                            --------                   --------
Net income (loss)                           $   (478)                  $  1,188
                                            ========                   ========

Net income of Australian joint venture      $  2,168      $   245      $  3,707      $   448
Net loss of Brazilian joint venture(b)        (2,646)      (2,028)       (2,519)      (1,801)
                                            --------      -------      --------      -------
                                            $   (478)                  $  1,188
                                            ========                   ========
Company's equity in net loss
 of joint ventures                                        $(1,783)                   $(1,353)
                                                          =======                    =======


                                                         Three Months Ended
                                           -----------------------------------------------
                                               May 3, 1996             April 28, 1995
                                           -------------------      ----------------------
                                                       (Dollars in thousands)

                                                       Company's                 Company's
                                            Total       Equity       Total        Equity
                                           --------    ---------    --------    ----------
Revenues                                   $158,799                 $144,954

Costs and expenses                          146,972                  131,214
Income tax provision                          4,580                    6,277
                                           --------                 --------
Net income                                 $  7,247                 $  7,463
                                           ========                 ========

Net income of Australian joint venture     $  8,206      $ 994      $  8,739      $1,077
Net loss of Brazilian joint venture            (959)      (820)       (1,276)       (982)
                                           --------      -----      --------      ------
                                           $  7,247                 $  7,463
                                           ========                 ========
Company's equity in net income of
 joint ventures                                          $ 174                    $   95
                                                         =====                    ======


(b) The Company's portion of the net loss of the Brazilian joint venture included losses on foreign currency of $136,000 and $394,000 for the six months of fiscal 1996 and 1995, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued


Note G--Per Share Data

Per share data are computed on the basis of the weighted average number of shares of common stock outstanding and, if applicable, the assumed exercise of dilutive outstanding stock options based on the treasury stock method. Per share data have been adjusted for the six and three months ended April 28, 1995, for the effect of a two-for-one-stock split distributed on October 6, 1995.


Note H--Income Taxes

Significant components of the income tax provision attributable to operations are as follows:

                          Six Months Ended         Three Months Ended
                       ---------------------     ---------------------
                        May 3,     April 28,      May 3,     April 28,
                        1996         1995          1996        1995
                       -------     ---------     -------     ---------
                                  (Dollars in thousands)
Current:
   Federal              $2,454       $ (763)      $2,251      $(2,421)
   Foreign                 282          519          464          307
   State and local         681          225          227         (372)
                        ------       ------       ------      -------

                         3,417          (19)       2,942       (2,486)
                        ------       ------       ------      -------
Deferred:
   Federal               1,205        1,658          402        2,560
   Foreign                               20                        20
   State and local         308          396          252          612
                        ------       ------       ------      -------
                         1,513        2,074          654        3,192
                        ------       ------       ------      -------


                        $4,930       $2,055       $3,596      $   706
                        ======       ======       ======      =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note I--Acquisition and Sale of Subsidiaries

On November 15, 1995, the Company acquired a technical services business for $2,106,000 in cash and notes which resulted in an increase in intangible assets of $2,052,000.

On January 29, 1996, the Company merged its wholly-owned subsidiary, Autologic, Incorporated and related foreign subsidiaries ("Autologic"), representing its Electronic Publication and Typesetting Systems segment, with Information International, Inc. ("Triple-I"), resulting in the formation of a new publicly traded company, Autologic Information International, Inc. ("AII"). Triple-I was a publicly traded company in the business of electronic publishing prepress systems.

In connection with the merger, the stockholders of Triple-I received 41% of AII's common stock based on one share of AII being issued for each outstanding share of Triple-I and the Company received 59% of the outstanding shares of AII common stock.

The merger has been accounted for as a purchase of a 59% interest in Triple-I and a corresponding sale of a 41% interest in Autologic to the former shareholders of Triple-I. The accompanying 1996 financial statements include the accounts of AII with the former Triple-I shareholders' 41% interest in AII, shown as a minority interest in the condensed consolidated balance sheet. The results of operations of Triple-I are included in the accompanying consolidated statement of income since the date of acquisition. The sale of 41% of Autologic resulted in a pretax gain of $3,666,000, net of transaction costs, and also resulted in 41% of Autologic's assets being reflected in the 1996 balance sheet at fair value, resulting in an intangible of $5,215,000 with a corresponding increase in the minority interest. Amortization of such intangible, which amounted to $261,000 in the six and three months periods ended May 3, 1996 is being charged to the minority interest. In addition, the purchase of the assets of Triple-I resulted in an intangible of $3,847,000. These intangibles are being amortized over a period of five years.

In connection with the merger, Autologic restructured its operations and incurred a charge of $700,000 related principally to the termination of employees. Such charge is included in the results of operations for the six months ended May 3, 1996.

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

                                     Six Months Ended
                                   ---------------------
                                    May 3,     April 28,
                                     1996        1995
                                   --------    ---------
                                (Dollars in thousands, except
                                      per share amounts)

Revenue                            $490,196     $394,415
Net income                         $  7,703     $  1,571*

Net income per share                   $.80         $.16*

* Reduced by $1,000,000 ($.10 per share) for discontinued operations of Triple-I



Note J--Significant Item in Operating Results

Net income for the six and three months ended May 3, 1996 include a cost reduction of $2,625,000 ($1,600,000, net of taxes), or $.17 per share, and $2,029,000 ($1,236,000, net of taxes), or $.13 per share, respectively, as a result of an agreement to pay a premium to an insurance carrier to close out prior years' retrospective insurance policies at an amount less than related liabilities for workers' compensation insurance previously provided by the Company. This adjustment had a favorable impact primarily on the operating profit of the Technical Services and Temporary Personnel segment for the six and three months ended May 3, 1996 of $2,100,000 and $1,645,000, respectively. In addition, due to a new arrangement with its insurance carrier, the Company's ongoing premiums will be at a significantly lower rate.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED MAY 3, 1996 COMPARED TO
THE SIX MONTHS AND THREE MONTHS ENDED APRIL 28, 1995

The information which appears below relates to the current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods.

The following summarizes the results of operations by segment:


                                                          FOR THE SIX                FOR THE THREE
                                                          MONTHS ENDED                MONTHS ENDED
                                                          ------------                ------------
                                                      May 3,       April 28,       May 3,       April 28,
                                                      1996           1995          1996           1995
                                                      --------      --------      --------      --------
                                                                    (Dollars in thousands)
Revenues:
   Technical Services and Temporary Personnel         $325,922      $253,952      $170,223      $135,034
   Electronic Publication and Typesetting Systems       42,492        32,703        25,945        16,703
   Telephone Directory                                  30,296        26,656        16,727        13,994
   Engineering and Construction                         42,542        29,137        23,051        14,534
   Computer Systems                                     37,884        33,542        17,277        11,291
   Equity in net income (loss) of joint ventures        (1,783)       (1,353)          174            95
   Gain on sale of interest in subsidiaries              3,666
   Interest and other income - net                         466           711           378           499
   Elimination of intersegment revenues                 (2,010)       (2,098)         (910)         (960)
                                                      --------      --------      --------      --------
                                                      $479,475      $373,250      $252,865      $191,190
                                                      ========      ========      ========      ========


Income Before Income Taxes and Minority Interests

Operating Profit (Loss):
   Technical Services and Temporary Personnel         $ 13,150      $ 11,891      $  7,706      $  6,944
   Electronic Publication and Typesetting Systems       (1,455)          387           955           107
   Telephone Directory                                  (1,570)       (1,451)         (560)         (419)
   Engineering and Construction                          3,728         1,176         2,367           832
   Computer Systems                                      3,397         2,256         1,259        (1,838)
   Eliminations                                              2           (31)                         (9)
                                                      --------      --------      --------      --------
Total Operating Profit                                  17,252        14,228        11,727         5,617

Equity in net income (loss) of joint ventures           (1,783)       (1,353)          174            95
Gain on sale of interest in subsidiaries                 3,666
Interest and other income - net                            466           711           378           499
General corporate expenses                              (4,808)       (4,666)       (2,313)       (2,290)
Interest expense                                        (2,360)       (3,422)       (1,205)       (1,736)
Foreign exchange gain (loss) - net                        (277)           10          (137)          (49)
                                                      --------      --------      --------      --------
Income Before Income Taxes and Minority Interests     $ 12,156      $  5,508      $  8,624      $  2,136
                                                      ========      ========      ========      ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 3, 1996 COMPARED TO
THE SIX MONTHS ENDED APRIL 28, 1995--Continued

Results of Operations - Summary

In the six-month period of fiscal 1996, revenues increased by $106,225,000, or 28%, from fiscal 1995, as sales increased by $103,234,000, or 28%. Revenues in the 1996 period included a pretax gain of $3,666,000 from the sale of an interest in the Company's Electronic Publication and Typesetting Systems segment. The increase in sales resulted primarily from a $71,970,000 increase in sales of the Technical Services and Temporary Personnel segment, a $13,405,000 increase in sales of the Engineering and Construction segment and a $9,789,000 increase in the sales of the Electronic Publication and Typesetting Systems segment.

The Company's pretax income was $12,156,000 in 1996, compared to $5,508,000 in 1995. The 1996 income included the $3,666,000 pretax gain discussed above. The operating profit of the Company's segments increased by $3,024,000 to $17,252,000 in 1996. The principal increases in the segments' operating income were from the Technical Services and Temporary Personnel segment, with an increase of $1,259,000, to a profit of $13,150,000 and the Engineering and Construction segment, with an increase of $2,552,000, to a profit of $3,728,000, partially offset by the Electronic Publication and Typesetting Systems segment, with a decrease of $1,842,000, to a loss of $1,455,000 as compared to a profit of $387,000 in 1995.

Net income in the six months of 1996 was $7,198,000, compared to a net income of $3,453,000 in the six months of 1995.

Results of Operations - By Segment

The Technical Services and Temporary Personnel segment's sales increased by $71,970,000, or 28%, in 1996 to $325,922,000 and the segment's operating profit increased by $1,259,000, or 11%, to $13,150,000, as compared to $11,891,000 in
1995. Approximately $19,800,000, or 28% of the segment's 1996 sales increase was due to pass-through costs primarily related to subcontractors to service large national contracts and $13,600,000 of the sales increase was the result of business with new customers. The remainder of the increased business was with existing customers, partially offset by an $8,400,000 sales decrease with a high margin customer who no longer requires our services. The increase in the segment's operating profit was due to the $2,100,000 retrospective workers' compensation insurance adjustment referred to in Note J in the accompanying financial statements and the increase in sales volume, partially offset by a decrease in gross margin of approximately 2 percentage points, primarily due to higher subcontractor usage billed without a mark-up, lower margins on the increasing business with the large national contracts, and an increase in unemployment insurance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 3, 1996 COMPARED TO
THE SIX MONTHS ENDED APRIL 28, 1995--Continued

The Electronic Publication and Typesetting Systems segment's sales increased by $9,789,000, or 30%, to $42,492,000 in 1996, while the segment incurred an operating loss of $1,455,000, as compared to a profit of $387,000 in 1995. The sales increase and the related effects on operating profit described below were primarily due to the first quarter merger with Triple-I, described in Note I in the accompanying financial statements. The decrease in operating profit was due to a 1 percentage point increase in total operating expenses expended per sales dollar, partially offset by the increased sales volume. In addition, the segment incurred $700,000 of restructuring charges and a charge of $534,000 for amortization of intangibles resulting from the merger. Gross margins expressed as a percentage of sales were slightly less in 1996 than in 1995 due to a change in the product mix, substantially offset by the benefits achieved by the merger. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1996 of equipment introduced within the last three years comprising approximately 96% of equipment sales.

The Telephone Directory segment's sales increased by $3,640,000, or 14%, to $30,296,000 in fiscal 1996, while the segment incurred an operating loss of $1,570,000, as compared to a loss of $1,451,000 in 1995. The sales increase is due to a $1,349,000 increase in telephone directory production volume, an increase in independent directory sales by the segment's DataNational division of 19% and increased sales by the Uruguayan printing operation of 103%. The operating losses in 1996 and 1995 were due to costs to enter a new regional independent directory market, higher operating costs in the Uruguayan printing operations (resulting, in 1996, from a move to a new facility and installation of new equipment) and the start-up losses incurred in the automated production of newspaper display advertisements, partially offset in 1996 by higher telephone directory production revenues and profits. This segment's services are rendered under various short and long-term contracts. Certain contracts expire in fiscal 1998 through 2001, and there can be no assurance that they will be renewed on similar terms or replaced.

The Engineering and Construction segment's sales increased by $13,405,000, or 46%, to $42,542,000 in fiscal 1996 and its operating profit tripled to $3,728,000, as compared to $1,176,000 in 1995. The sales increase was due to a 75% increase in the construction division partially offset by a 4% decrease in the business systems division. Operating results improved due to the increased sales volume and a 4 percentage point decrease in overhead expended per sales dollar.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 3, 1996 COMPARED TO
THE SIX MONTHS ENDED APRIL 28, 1995--Continued


The Computer Systems segment's sales increased by $4,342,000, or 13%, to $37,884,000 in 1996 and its operating profit increased by $1,141,000 to $3,397,000, as compared to $2,256,000 in 1995. The increase in sales and operating profit was primarily due to increased sales and profits on conservation services to utilities and the sale of upgrades of a Delta Operating Service System (DOSS) in 1996. Under the completed contract method of accounting used by this segment, revenues together with related costs are recognized in income upon acceptance by the customer. Deliveries and installations under other DOSS contracts continue and customer acceptances are anticipated later in 1996. Profitability rates on such contracts are not anticipated to be at the same levels as those earned on the DOSS contracts accepted in fiscal 1995. This segment's results on a quarter-to-quarter basis are highly dependent on the acceptance by customers under contract for the segment's directory assistance systems, which occurs periodically rather than evenly.

Results of Operations:  Other

Other items, discussed on a consolidated basis, affecting the results of operations for the six-month periods were:

Interest income increased by $229,000, or 24%, in 1996. The increase was primarily due to additional funds invested.

Other income (expense) changed unfavorably by $474,000 in 1996 primarily due to $368,000 of higher fees paid in connection with additional sales of receivables.

The Company's share of the net loss of its joint ventures was $1,783,000 in 1996, as compared to $1,353,000 in 1995. The increase was due to the start-up and foreign currency related losses incurred by the Company's Brazilian joint venture which began operations in July 1994. The Company's share of the net income of its Australian joint venture, which produces a major portion of its revenues and significantly all of its profit in the Company's second and third fiscal quarters, decreased by $203,000 due to lower profit margins partially offset by the effects of higher revenues.

Selling and administrative expenses increased by $4,963,000, or 25%, to $25,097,000 in 1996 to support the increase in sales. However, these expenses expressed as a percentage of sales were 5% in both 1996 and 1995.

Research, development and engineering expenditures increased by $1,781,000, or 46%, to $5,657,000 in 1996. The increase was due to additional product development by the Computer Systems segment and the Electronic Publication and Typesetting Systems segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 3, 1996 COMPARED TO
THE SIX MONTHS ENDED APRIL 28, 1995--Continued


Depreciation and amortization increased by $1,000,000, or 17%, to $6,765,000 in 1996. The increase was due to increased fixed asset expenditures in fiscal 1994, 1995 and the six months of 1996.

Interest expense decreased by $1,062,000, or 31%, to $2,360,000 in 1996. The decrease was primarily due to the redemption of $10,000,000, in May 1995 of the Company's 12-3/8% Subordinated Debentures and lower interest rates in Uruguay.

The Company's effective tax rate increased to 41% in 1996, from 37% in 1995. The 1996 tax provision was unfavorably impacted by the effect of increased nondeductible intangible amortization related to the Autologic merger and the 1995 tax provision was favorably impacted by the utilization of a net operating loss carryforward.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 3, 1996 COMPARED TO
THREE MONTHS ENDED APRIL 28, 1995--Continued

Results of Operations - Summary

In the three-month period of fiscal 1996, revenues increased by $61,675,000, or 32%, from fiscal 1995, as sales increased by $61,717,000 or 32%. The increase in sales resulted primarily from a $35,189,000 increase in sales of the Technical Services and Temporary Personnel segment, an increase in the sales of the Electronic Publication and Typesetting Systems segment of $9,242,000, an $8,517,000 increase in sales of the Engineering and Construction segment, and a $5,986,000 increase in the sales of the Computer Systems segment. The Company's pretax income was $8,624,000 in 1996, compared to $2,136,000 in 1995. The operating profit of the Company's segments increased by $6,110,000 to $11,727,000 in 1996. The principal increases in the segments' operating income were from the Computer Systems segment, with an increase of $3,097,000, to a profit of $1,259,000 compared to a $1,838,000 loss in 1995 and the Engineering and Construction segment, with an increase of $1,535,000, to a profit of $2,367,000 compared to $832,000 in 1995.

Net income in the second quarter of 1996 was $4,931,000, compared to a net income of $1,430,000 in of 1995.

Results of Operations - By Segment

The Technical Services and Temporary Personnel segment's sales increased by $35,189,000, or 26%, in 1996 to $170,223,000, and operating profit increased by $762,000, or 11%, to $7,706,000, as compared to $6,944,000 in 1995.
Approximately $11,800,000, or 34%, of the segment's sales increase was due to pass-through costs primarily related to subcontractors to service large national contracts and $7,000,000 of the sales increase in 1996 was the result of business with new customers. The remainder of the increased business was with existing customers, partially offset by a $9,900,000 decrease with a high margin customer who no longer requires our services. The increase in the segment's operating profit was due to the $1,645,000 retrospective workers' compensation insurance adjustment referred to in Note J in the accompanying financial statements and the increased sales volume, partially offset by a decrease in gross margin of approximately 2.8 percentage points, primarily due to higher subcontractor usage billed without a mark-up, and an increase in unemployment insurance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 3, 1996 COMPARED TO
THREE MONTHS ENDED APRIL 28, 1995--Continued

The Electronic Publication and Typesetting Systems segment's sales increased by $9,242,000, or 55%, to $25,945,000 in 1996, and its operating profit was
$955,000, as compared to an operating profit of $107,000 in 1995. The sales increase and the related effects on operating profit described below were primarily due to the first quarter merger with Triple-I, described in Note I in the accompanying financial statements. The increase in operating profit was due to increased sales volume and an increase in the gross margin of 5 percentage points. The increase in the gross margin percentage resulted from a change in the product mix (an increase in sales of some high margin products and a decrease in sales of some low margin items, which are in direct competition with other manufacturers' products). As a result of the merger with Triple-I, some of these high margin products which were previously purchased are now manufactured by the segment. In addition, the segment's operating profit was reduced by a charge of $534,000, for the amortization of intangibles resulting from the merger. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1996 of equipment introduced within the last three years comprising approximately 96% of equipment sales.

The Telephone Directory segment's sales increased by $2,733,000, or 20%, to $16,727,000 in fiscal 1996, while the segment incurred an operating loss of $560,000, an increase of $141,000, as compared to an operating loss of $419,000 in 1995. The sales increase is due to a $1,268,000 increase in telephone directory production volume, an increase in independent directory sales by the segment's DataNational division of 16% and an increase in sales of the segment's Uruguayan printing division of 177%. The operating losses in 1996 and 1995 were due to start-up losses incurred in the automated production of newspaper display advertisements and higher operating costs in the Uruguayan printing operation (resulting, in 1996, from a move to a new facility and installation of new equipment) partially offset, in 1996 by higher telephone directory production revenue. This segment's services are rendered under various short and long-term contracts. Certain contracts expire in fiscal 1998 through 2001, and there can be no assurance that they will be renewed on similar terms or replaced.

The Engineering and Construction segment's sales increased by $8,517,000, or 59%, to $23,051,000 in fiscal 1996 and its operating profit was $2,367,000, as compared to an operating profit of $832,000 in 1995. The sales increase was due to a 103% increase in the construction division partially offset by a 3% decrease in the business systems division. Operating results improved due to the increased sales volume and a 3.5 percentage point decrease in overhead expended per sales dollar and an increase in the gross margin of .5 percentage points.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 3, 1996 COMPARED TO
THREE MONTHS ENDED APRIL 28, 1995--Continued

The Computer Systems segment's sales increased by $5,986,000, or 53%, to $17,277,000 in 1996 and its operating profit was $1,259,000, as compared to a loss of $1,838,000 in 1995. The segment's operating results for the second quarter of 1996 were a significant improvement compared to 1995 because of sales of upgrades of a Delta Operating Service System (DOSS) in the 1996 quarter and profits on conservation services to utilities.

Results of Operations:  Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Interest income increased by $104,000, or 22%, in 1996. The increase was primarily due to additional funds invested.

Other income (expense) changed unfavorably by $225,000 in 1996 primarily due to $139,000 of higher fees paid in connection with additional sales of receivables.

The Company's equity in the net income of its joint ventures was $174,000 in 1996, as compared to $95,000 in 1995. The increase was due to the lower start-up and foreign currency related losses incurred by the Company's Brazilian joint venture which began operations in July 1994. The Company's share of the net income of its Australian joint venture, which produces a major portion of its revenues and significantly all of its profit in the Company's second and third fiscal quarters, decreased by $83,000 due to lower profit margins partially offset by higher revenues.

Selling and administrative expenses increased by $3,127,000, or 30%, to $13,510,000 in 1996 to support the increase in sales. However, these expenses expressed as a percentage of sales were 5% in both 1996 and 1995.

Research, development and engineering expenditures increased by $1,643,000, or 79%, to $3,715,000 in 1996. The increase was due to additional product development by the Computer Systems segment and the Electronic Publication and Typesetting Systems segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 3, 1996 COMPARED TO
THREE MONTHS ENDED APRIL 28, 1995--Continued

Depreciation and amortization increased by $608,000, or 20%, to $3,577,000 in 1996. The increase was due to increased fixed asset expenditures in fiscal 1994, 1995 and the first half of 1996.

Interest expense decreased by $531,000, or 31%, to $1,205,000 in 1996. The decrease was primarily due to the redemption of $10,000,000, in May 1995 of the Company's 12-3/8% Subordinated Debentures and lower interest rates in Uruguay.

The Company's effective tax rate increased to 42% in 1996, from 33% in 1995. The 1996 tax provision was unfavorably impacted by the effect of increased nondeductible intangible amortization related to the Autologic merger and the 1995 tax provision was favorably impacted by the utilization of a net operating loss carryforward.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Source of Capital

Cash and cash equivalents decreased by $1,906,000 in 1996 to $23,444,000, and working capital increased by $11,038,000 to $68,621,000. Cash flows from operating activities for the six months ended May 3, 1996 were $5,465,000. Many factors reflected in the accompanying consolidated statements of cash flows affected the amount of cash flows from operating activities. The primary factors in the cash provided by operating activities in 1996 were the net income of $7,198,000, reduction in accounts receivable of $9,008,000 and the non-cash expense of $6,765,000 for depreciation and amortization, partially offset by decreases in income taxes payable of $11,607,000, accounts payable of $5,488,000, and accrued expenses of $5,380,000.

The principal factors in the cash applied to investing activities of $8,704,000 were purchases of property, plant and equipment of $10,316,000, investments in and advances to the Brazilian joint venture of $5,838,000, partially offset by the cash resulting from the acquisition of subsidiaries of $8,421,000, net of transaction costs.

In addition to its cash and cash equivalents, at May 3, 1996, the Company's investment portfolio, primarily U.S. Treasury Notes and certificates of deposit, had a carrying value of $4,640,000. The Company also has a $10,000,000 credit line with a domestic bank under a revolving credit agreement which expires August 1, 1997, unless renewed. The Company had outstanding bank borrowing under that line of $5,658,000 at May 3, 1996. In addition, at May 3, 1996, the Company had the right to sell up to $15,000,000 of additional interests in receivables under its existing sales program. The Company sold an additional $10,000,000 on May 24, 1996.

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

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      15.01 Acknowledgment letter from Ernst & Young LLP

      15.02 Independent Accountants' Report on Review of
            Interim Financial Information from Ernst & Young LLP

      27.01 Financial Data Schedule


(b)   Reports on Form 8-K:

      The only Report on Form 8-K filed during the quarter ended May 3, 1996 was an amendment dated March 29, 1996 (the "Amendment") to the Company's Report on Form 8-K dated (date of earliest event reported) January 29, 1996 (the "Report"). The Amendment reported under Item 7. Financial Statements and Exhibits that the Company has determined that no pro forma financial information relative to the transactions to which the Report pertained were required. A full listing of the financial statements incorporated by reference in the Report is contained in the Company's Quarterly Report on Form 10-Q for the quarter ended February 2, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  VOLT INFORMATION SCIENCES, INC.
                                           (Registrant)



                                  BY:  s/JACK EGAN
                                       -------------------------------------
                                       JACK  EGAN
                                       Vice President - Corporate Accounting
                                       (Principal Accounting Officer)

Date:  June 14, 1996

                                EXHIBIT INDEX





        Exhibit No.                               Description

          15.01                            Acknowledgment letter from
                                           Ernst & Young LLP


          15.02                            Independent Accountants' Report
                                           on Review of Interim Financial
                                           Information from Ernst & Young LLP




          27.01                            Financial Data Schedule