Form 10-Q
period 1996-08-02
VOLT INFORMATION SCIENCES INC
filed 1996-09-16
CIK 103872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


For Nine Months Ended August 2, 1996

         Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _______________________ to ______________________

Commission File No. 1-9232


                         VOLT INFORMATION SCIENCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New York                                                13-5658129
- ------------------------------                               -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1221 Avenue of the Americas, New York, New York                10020
- -----------------------------------------------              ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (212) 704-2400

                                 Not Applicable
             ------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                                -----         -----

The number of shares of Common Stock, $.10 par value, outstanding as of September 9, 1996 was 9,690,143.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Income
          Nine Months and Three Months Ended
          August 2, 1996 and July 28, 1995                                     3

          Condensed Consolidated Balance Sheets
          August 2, 1996 and November 3, 1995                                  4

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended August 2, 1996 and July 28, 1995                   5

          Notes to Condensed Consolidated Financial Statements                 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          Nine Months and Three Months Ended August 2, 1996
          Compared to the Nine Months and Three Months Ended
          July 28, 1995, Respectively                                         16


PART II - OTHER INFORMATION

Item 2.   Changes in Securities                                               26

Item 4.   Submission of Matters to a Vote of Security Holders                 26

Item 5.   Other Information                                                   27

Item 6.   Exhibits and Reports on Form 8-K                                    27


SIGNATURE                                                                     28

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                Nine Months Ended                  Three  Months Ended
                                                                -----------------                  -----  ------------

                                                           August 2,         July 28,           August 2,         July 28,
                                                             1996              1995               1996              1995
                                                             ----              ----               ----              ----
                                                                                (Dollars in thousands)
REVENUES:
   Sales of services                                      $  672,483        $  551,017        $   237,533        $  209,493
   Sales of products                                          63,533            48,799             21,357            16,431
   Equity in net income of joint ventures--Note F                 82               415              1,865             1,768
   Gain on sale of interest in subsidiaries--Note I            3,666
   Interest income                                             1,729             1,427                547               474
   Other income (expense) - net--Note B                         (775)             (656)               (59)             (414)
                                                          ----------        ----------        -----------        ----------
                                                             740,718           601,002            261,243           227,752
                                                          ----------        ----------        -----------        ----------
COSTS AND EXPENSES:
   Cost of sales
     Services--Note J                                        615,372           503,990            216,732           191,213
     Products                                                 42,455            32,291             13,933            10,893
   Selling and administrative                                 38,732            31,223             13,635            11,090
   Research, development & engineering                         9,952             6,064              4,294             1,807
   Depreciation and amortization                              10,251             8,817              3,486             3,052
   Foreign exchange loss - net                                   304                12                 27                22
   Interest expense                                            3,537             4,739              1,177             1,317
                                                          ----------        ----------        -----------        ----------
                                                             720,603           587,136            253,284           219,394
                                                          ----------        ----------        -----------        ----------
Income before income tax provision,
   minority interests and extraordinary item                  20,115            13,866              7,959             8,358
Income tax provision--Note H                                   8,745             5,357              3,815             3,302
Minority interests in net loss of
   consolidated subsidiaries--Note I                             521                                  549
                                                          ----------        ----------        -----------        ----------
Income before extraordinary item                              11,891             8,509              4,693             5,056
Extraordinary item--Note D                                                         (62)                                 (62)
                                                          ----------        ----------        -----------        ----------
Net income                                                $   11,891        $    8,447        $     4,693        $    4,994
                                                          ==========        ==========        ===========        ==========

                                                                                   (Per Share Data)
Income before extraordinary item                          $     1.21        $      .88        $       .47        $      .53
Extraordinary item                                                                (.01)                                (.01)
                                                          ----------        ----------        -----------        ----------
Net income                                                $     1.21        $      .87        $       .47        $      .52
                                                          ==========        ==========        ===========        ==========

Number of shares used in computation
  -- Note G                                                9,798,944         9,627,068         10,035,486         9,640,476
                                                          ==========        ==========        ===========        ==========

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       August 2,     November 3,
                                                         1996          1995(a)
                                                       --------      ----------
                                                        (Dollars in thousands)
ASSETS


CURRENT ASSETS
 Cash and cash equivalents                             $ 28,721       $ 25,350
 Short-term investments                                   4,349          1,047
 Trade accounts receivable less allowances of
  $5,354 (1996) and $3,943 (1995)--Note B                99,754        111,696
 Inventories--Note C                                     33,046         28,207
 Deferred income taxes                                   11,105          8,711
 Prepaid expenses and other assets                        8,164          7,204
                                                       --------       --------

TOTAL CURRENT ASSETS                                    185,139        182,215

INVESTMENTS IN SECURITIES                                   252          4,136

INVESTMENTS IN AND ADVANCES TO
JOINT VENTURES--Note F                                   18,423         13,903

PROPERTY, PLANT AND EQUIPMENT--
 at cost--Note D
 Land and buildings                                      33,689         33,591
 Machinery and equipment                                 61,568         51,233
 Leasehold improvements                                   2,796          2,818
                                                       --------       --------
                                                         98,053         87,642

 Less allowances for depreciation
   and amortization                                      36,879         32,057
                                                       --------       --------
                                                         61,174         55,585

DEPOSITS, RECEIVABLES AND OTHER
 ASSETS                                                     870          2,764

INTANGIBLE ASSETS--net of accumulated
 amortization of $6,004 (1996) and $4,181
 (1995)                                                  15,972          5,408


                                                       --------       --------
                                                       $281,830       $264,011
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS'
 EQUITY

CURRENT LIABILITIES
 Notes payable to banks                                $  4,864       $  5,154
 Current portion of long-term debt--Note D                3,049          2,000
 Accounts payable                                        28,223         30,786
 Accrued expenses
   Wages and commissions                                 25,619         23,403
   Taxes other than income taxes                         11,139         10,059
   Insurance                                              8,816         18,893
   Other                                                  8,770          6,686
 Customer advances and other liabilities                 18,410         15,250
 Income taxes                                             1,620         12,401
                                                       --------       --------

TOTAL CURRENT LIABILITIES                               110,510        124,632

LONG-TERM DEBT--Note D                                   29,873         28,819

DEFERRED INCOME TAXES                                       951          3,433
                                                       --------       --------
                                                        141,334        156,884

MINORITY INTERESTS--Note I                               20,748


STOCKHOLDERS' EQUITY--Notes
 D, E, F, and G
   Preferred stock, par value $1.00
     Authorized--500,000 shares;
       issued--none
   Common stock, par value $.10
     Authorized--15,000,000 shares;
       issued - 9,688,143 shares (1996)
       and 9,664,794 shares (1995)                          969            966
   Paid-in capital                                       27,678         27,098
   Retained earnings                                     91,048         79,157
   Cumulative foreign currency
     translation adjustment                                  34           (168)
   Unrealized gain on
    marketable securities                                    19             74
                                                       --------       --------
                                                        119,748        107,127

                                                       --------       --------
                                                       $281,830       $264,011
                                                       ========       ========

(a) The Balance Sheet at November 3, 1995 has been derived from the audited financial statements at that date.

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                Nine Months Ended
                                                                         August 2,               July 28,
                                                                            1996                    1995
                                                                         -----------            --------
                                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $11,891                $ 8,447
   Adjustments to reconcile net income to cash
     provided by operating activities:
      Extraordinary loss                                                                              62
      Depreciation and amortization                                        10,251                  8,817
      Equity in net income of joint ventures                                  (82)                  (415)
      Gain on sale of interest in subsidiaries                             (3,666)
      Distributions from joint ventures                                     2,282                    904
      Accounts receivable provisions                                        2,315                  1,640
      Minority interests                                                     (521)
      Amortization of deferred costs and intangibles                        1,863                    662
      (Gains) losses on foreign currency translation                         (364)                   234
      (Gains) losses on dispositions of fixed assets                           35                   (198)
      Deferred income tax provision                                         1,160                  1,115
      Gains on sales of securities                                                                   (14)
      Other                                                                    11                     47
      Changes in operating assets and liabilities,
       excluding the effect of acquired companies:
      (Increase) decrease in accounts receivable                           14,094                 (1,182)
       Increase in inventories                                             (2,603)                (2,281)
       Increase in prepaid expenses
           and other current assets                                        (2,571)                (2,888)
      (Increase) decrease in deposits, receivables
           and other assets                                                 1,781                 (1,388)
     Increase (decrease) in accounts payable                                 (741)                   340
       Increase (decrease) in accrued expenses                             (9,369)                 3,939
       Increase in customer advances and
           other liabilities                                                2,247                  4,200
      Increase (decrease) in income tax liability                         (10,972)                 2,589
                                                                          --------                ------
    NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                                          17,041                 25,630
                                                                          --------               -------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                                Nine Months Ended
                                                                           August 2,         July 28,
                                                                             1996              1995
                                                                          ----------         -------
                                                                               (Dollars in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities of investments                                                3,159             9,740
    Purchases of investments                                                (3,182)           (7,641)
    Investments in and advances to joint ventures                           (6,403)           (4,323)
    Cash of acquired subsidiaries, less
     transaction costs                                                       8,421
    Proceeds from disposals of property,
      plant and equipment                                                       82               606
    Purchases of property, plant and equipment                             (13,192)           (9,973)
    Other                                                                   (2,122)           (1,125)
                                                                           --------           -------
    NET CASH APPLIED TO INVESTING
    ACTIVITIES                                                             (13,237)          (12,716)
                                                                          --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of long-term debt                                               (1,500)          (11,500)
    Exercise of stock options                                                   71               209
    Increase in minority interest                                              331
    Increase (decrease) in notes payable to banks                              148              (282)
                                                                          --------           -------
    NET CASH APPLIED TO FINANCING
    ACTIVITIES                                                                (950)          (11,573)
                                                                          --------           -------
Effect of exchange rate changes on cash                                        517              (531)
                                                                          --------           -------
    NET INCREASE IN CASH
      AND CASH EQUIVALENTS                                                   3,371               810

Cash and cash equivalents, beginning of period                              25,350            17,049
                                                                          --------           -------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                            $28,721           $17,859
                                                                           =======           ========
SUPPLEMENTAL INFORMATION
Cash paid during the period:
 Interest expense                                                          $ 4,220           $ 5,585
 Income taxes                                                              $18,494           $ 1,525

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at August 2, 1996 and results of operations for the nine and three months ended August 2, 1996 and July 28, 1995 and cash flows for the nine months ended August 2, 1996 and July 28, 1995. Operating results for the nine and three months ended August 2, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 1996.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 3, 1995. The accounting policies used in preparing these financial statements are the same as those described in the Company's Annual Report.

The Company's fiscal year ends on the Friday nearest October 31.

Note B--Accounts Receivable

In October 1993, the Company entered into a three-year agreement to sell, on a limited recourse basis, up to $25,000,000 of undivided interests in a designated pool of certain eligible accounts receivable. In March 1995, the limit was increased to $45,000,000 and the agreement was extended to March 1998. As collections reduce previously sold undivided interests, new receivables may be sold up to the $45,000,000 level. At August 2, 1996, and November 3, 1995, $40,000,000 and $30,000,000, respectively, of interests in accounts receivable had been sold under this agreement. The sold accounts receivable are reflected as a reduction of receivables in the accompanying balance sheets. The Company pays fees based primarily on the purchaser's borrowing costs incurred on short-term commercial paper which financed the purchase of receivables. Other income (expense) in the accompanying statements of income includes fees related to the agreement of $1,664,000 and $1,479,000 in the nine months ended, and $606,000 and $789,000 in the three months ended, August 2, 1996 and July 28, 1995, respectively.

The purchaser may terminate the agreement on a minimum of six months' notice. In addition, the agreement may be terminated if the Company does not maintain a stated minimum tangible net worth, as defined, or exceeds a maximum ratio of debt to tangible net worth.

Note C--Inventories

Inventories consist of:

                                               August 2,        November 3,
                                                  1996            1995
                                               ---------        -----------
                                                   (Dollars in thousands)
 Services:
    Accumulated unbilled costs on:
    Service contracts                            $18,998            $15,909
    Long-term contracts                            2,026              2,980
                                                  ------              -----
                                                  21,023             18,889
                                                 -------             ------
 Products:
    Materials and work-in-process                  7,494              4,818
    Service parts                                  2,228              1,124
    Finished goods                                 2,301              3,376
                                                  ------            -------
                                                  12,023              9,318
                                                  ------            -------
                Total                            $33,046            $28,207
                                                 =======            =======

The cumulative amounts billed, principally under long-term contracts, of $3,247,000 at August 2, 1996 and $3,469,000 at November 3, 1995 are credited against the related costs in inventory. Substantially all of the amounts billed have been collected.

Note D--Long-Term Debt

Long-term debt consists of the following:

                                                      August 2,        November 3,
                                                         1996            1995
                                                      ---------        -----------
                                                          (Dollars in thousands)
12-3/8% Senior Subordinated Debentures, due
 July 1, 1998--net of unamortized discount of
 $26,000 - 1996 and $36,000 - 1995 (a)                   $22,829           $22,819
Term loan (b)                                              6,500             8,000
Notes payable (c) (d)                                      3,593
                                                         -------          --------
                                                          32,922            30,819
Less amounts due within one year                           3,049             2,000
                                                        --------          --------
Total long-term debt                                     $29,873           $28,819
                                                         =======           =======

On August 28, 1996, the Company issued $50,000,000 of Senior Notes in a private placement with institutional investors. The notes, which have a term of eight years bear interest at 7.92% per annum payable semiannually and provide for amortization of principal in five equal annual installments beginning in August 2000. A portion of the proceeds of the notes will be used to retire the outstanding 12-3/8% Senior Subordinated Debentures. The notes were issued pursuant to Note Purchase Agreements which contain various affirmative and negative covenants.

(a) The debentures provide for interest to be paid semi-annually on January 1 and July 1 and are redeemable at the option of the Company, in whole or in part, at 100% plus accrued interest. The debentures are subordinated to all existing and future senior indebtedness (as defined) of the Company. On August 28, 1996, the Company notified its bondholders that the remaining $22,855,000 of outstanding debentures will be redeemed on September 27, 1996 at par plus accrued interest. The accompanying statement of income for the nine months ended July 28, 1995 reflects an extraordinary charge of $62,000, net of income tax benefits of $42,000 related to the redemption in May 1995 of $10,000,000 of the Company's debentures.

(b) In October 1994, the Company entered into a $10,000,000 five-year loan agreement with Fleet Bank, which is secured by a deed of trust on land and buildings (book value at August 2, 1996 - $15,182,000). The term loan bears interest at 7.86% per annum and is repayable in twenty quarterly principal installments of $500,000, together with interest. In October 1996, if certain conditions are met, the loan may be extended for two years with a subsequent reduction of principal payments to $225,000 per quarter and a final payment of $1,725,000 due October, 2001. The agreement contains various financial covenants, the most restrictive of which requires the Company to maintain a tangible net worth of $86,000,000.

(c) Includes two notes payable (which bear interest at 90 day commercial paper rates), each for $550,000, due on January 2, 1997 and January 2, 1998, respectively.

(d) An unsecured loan of $2,493,000 from Chase Bank was made to a foreign subsidiary on January 18, 1996 to finance a printing press. The five-year loan, guaranteed by the Company, is to be repaid in ten semi-annual payments including interest calculated at LIBOR (5.53% at August 2, 1996) plus .25% beginning September 15, 1996.

Note E--Stockholders' Equity

Changes in the major components of stockholders' equity for the nine months ended August 2, 1996 are as follows:

                                                Common            Paid-In          Retained
                                                Stock             Capital          Earnings
                                               -------          ---------          --------
                                                          (Dollars in thousands)
Balance at November 3, 1995                       $966           $27,098           $79,157
Net income for the nine months                                                      11,891
Issuance of 18,349 shares to ESOP                    2               498
Stock options exercised - 4,400 shares               1                70
Stock Award - 600 shares                                              12
                                                ------         ---------           -------
Balance at August 2, 1996                         $969           $27,678           $91,048
                                                  ====           =======           =======

The other components of stockholders' equity are the unrealized gain on marketable securities and the cumulative foreign currency translation adjustment due to the Company's investment in its Australian joint venture, whose functional currency is the Australian dollar.

On April 22, 1996, the Company granted stock options to acquire 446,250 shares of the Company's common stock to key employees at $27-1/8 per share, the average of the high and low prices on such date. The options were granted under the Company's 1995 Non-Qualified Stock Option Plan.

On June 28, 1996, the shareholders authorized an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 30,000,000 shares.

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

In July 1994, the Company entered into a long-term joint venture agreement to publish the official White Pages, Yellow Pages and Street Guides for Rio de Janeiro. As of August 2, 1996, the Company has made an aggregate of $13,971,000 of investments in and loans and advances to Telelistas Editora Ltda., a Brazilian company which has a contract to publish Rio's telephone directories on behalf of TELERJ, the government-owned telephone company. Such investment resulted in the acquisition of a 50% interest in the common shares together with 75% of the issued preferred stock. The agreement, as amended, requires the Company to provide technology, expertise and key personnel in directory production, sales and marketing. It is likely that additional advances will be made by the Company to the joint venture. Such advances will be repaid before any other distributions of the net assets of the venture. As a result of the funding requirements, during the start-up period, the Company has recognized 75% through May 3, 1996, and 100% thereafter, of the losses incurred by the venture. At such time as the venture becomes profitable, the Company will recognize a greater than 50% portion of the venture's net income until start-up losses are recovered and 50% of any profits subsequent thereto. No tax benefit has been recognized by the venture for operating loss carry forwards. Accordingly, tax benefits from such losses will be recognized at such time that the venture becomes profitable.

Consolidated retained earnings at August 2, 1996 includes $5,907,000, representing the undistributed earnings of Pacific Access. Income taxes have been paid or provided on such earnings.

The following summarizes the financial information of the joint ventures:

                                                          August 2, 1996                November 3, 1995
                                                      -----------------------       ------------------------
                                                                      (Dollars in thousands)

                                                                       Company's
                                                                       Advances                     Company's
                                                        Total         and Equity     Total           Equity
                                                     ---------        ----------    ---------       ---------
Current assets                                       $ 347,240                      $ 270,495
Noncurrent assets                                       16,662                         17,207
Current liabilities                                   (290,777)                      (227,749)
Due to Volt                                             (1,640)       $ 1,640
Noncurrent liabilities                                    (224)                          (259)
                                                     ---------                      ---------
Equity of combined joint ventures                    $  71,261                      $  59,694
                                                     =========                      =========

Equity of Australian joint venture (a)               $  65,765         11,687       $  55,733        $10,436
Equity of Brazilian joint venture                        5,496          5,096           3,961          3,467
                                                     ---------        -------       ---------        -------
                                                     $  71,261                      $  59,694
                                                     =========                      --=======
Investments in and advances to
 joint ventures                                                       $18,423                        $13,903
                                                                      ========                       =======

(a)-Pursuant to the Australian venture agreement, the initial capital contributions of all venturers, other than Telstra, exceeded their proportionate share of ownership interest in the corporate joint venture. The agreement provides that, upon liquidation of the venture, the venturers will be entitled to recover such excess contributions from the net assets of the venture.

                                                                   Nine Months  Ended
                                                   August 2, 1996                         July 28, 1995
                                               ------------------------            -----------------------
                                                                    (Dollars in thousands)

                                                                 Company's                         Company's
                                                 Total            Equity             Total         Equity
                                               --------          ---------         --------        ----------
Revenues                                       $488,425                            $440,188

Costs and expenses                              451,578                             411,156
Income tax provision                             14,127                               9,091
                                               --------                             -------
Net income                                      $22,720                             $19,941
                                                =======                             =======

Net income of Australian joint venture          $26,508            $3,216           $23,438           $2,871
Net loss of Brazilian joint venture              (3,788)           (3,134)           (3,497)          (2,456)
                                                --------          --------           -------          -------
                                                $22,720                             $19,941
                                                =======                             =======
Company's equity in net income
 of joint ventures                                                    $82                               $415
                                                                      ===                               ====


                                                                        Three Months Ended
                                                 ---------------------------------------------------------------
                                                       August 2, 1996                         July 28, 1995
                                                 -------------------------           ---------------------------
                                                                      (Dollars in thousands)

                                                                    Company's                          Company's
                                                   Total             Equity            Total            Equity
                                                 --------           ---------        --------          ---------
Revenues                                         $266,730                            $224,452

Costs and expenses                                230,714                             200,838
Income tax provision                               12,818                               4,861
                                                 --------                             -------
Net income                                        $23,198                             $18,753
                                                  =======                             =======

Net income of Australian joint venture            $24,340           $2,971            $19,731            $2,423
Net loss of Brazilian joint venture                (1,142)          (1,106)             (978)              (655)
                                                 --------           -------            ------           -------
                                                  $23,198                             $18,753
                                                  =======                             =======
Company's equity in net income of
 joint ventures                                                     $1,865                               $1,768
                                                                    ======                              =======

Note G--Per Share Data

Per share data are computed on the basis of the weighted average number of shares of common stock outstanding and, if applicable, the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

Note H--Income Taxes

Significant components of the income tax provision attributable to operations are as follows:

                                         Nine Months Ended                 Three Months Ended
                                    ---------------------------         -------------------------
                                     August 2,         July 28,          August 2,        July 28,
                                       1996              1995              1996            1995
                                    ----------        ---------         ---------       -------
                                                         (Dollars in thousands)
Current:
   Federal                            $6,018           $2,151               $3,564        $2,914
   Foreign                               775              995                  493           476
   State and local                       792            1,096                  111           871
                                      ------            -----               ------         -----
                                       7,585            4,242                4,168         4,261
                                      ------            -----               ------         -----
Deferred:
   Federal                               938              885                 (267)         (773)
   Foreign                               (14)              20                  (14)
   State and local                       236              210                  (72)         (186)
                                     -------           ------                ------         -----
                                       1,160            1,115                 (353)         (959)
                                     -------           ------                ------         -----

                                      $8,745           $5,357               $3,815        $3,302
                                      ======           ======               ======        ======

Note I--Acquisition and Sale of Subsidiaries

During the nine months ended August 2, 1996, the Company acquired a technical services business and a temporary services business for a total of $3,111,000 in cash and notes which resulted in an increase in intangible assets of $3,057,000.

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

The merger has been accounted for as a purchase of a 59% interest in Triple-I and a corresponding sale of a 41% interest in Autologic to the former shareholders of Triple-I. The accompanying 1996 financial statements include the accounts of AII with the former Triple-I shareholders' 41% interest in AII, shown as a minority interest in the condensed consolidated balance sheet. The results of operations of Triple-I are included in the accompanying consolidated statement of income since the date of acquisition. The sale of 41% of Autologic resulted in a pretax gain of $3,666,000, net of transaction costs, and also resulted in 41% of Autologic's assets being reflected in the 1996 balance sheet at fair value, resulting in an intangible of $5,215,000 with a corresponding increase in the minority interest. Amortization of such intangible, which amounted to $522,000 and $261,000 in the nine and three months periods ended August 2, 1996 is being charged to the minority interest. In addition, the purchase of the assets of Triple-I resulted in an intangible of $3,847,000. These intangibles are being amortized over a period of five years.

In connection with the merger, Autologic restructured its operations and incurred a charge of $700,000 related principally to the termination of employees. Such charge is included in the results of operations for the nine months ended August 2, 1996.

The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisitions had occurred at the beginning of the respective periods with pro forma adjustments to give effect to amortization of intangibles, minority interest share in operations and certain income tax adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates or of future results of operations of the consolidated entities.

                                                                      Nine Months Ended
                                                               August 2,              July 28,
                                                                  1996                 1995
                                                                 (Dollars in thousands, except
                                                                         per share amounts)
Revenue                                                            $752,723           $634,731
Net income                                                          $12,341             $5,558*

Net income per share                                                  $1.26               $.60*

* Reduced by $1,421,000 ($.15 per share) for discontinued operations of Triple-I

Note J--Significant Item in Operating Results

Net income for the nine months ended August 2, 1996 includes first and second quarter cost reductions aggregating $2,625,000 ($1,600,000, net of taxes, or $.16 per share) as a result of an agreement to pay a premium to an insurance carrier to close out prior years' retrospective insurance policies at an amount less than related liabilities for workers' compensation insurance previously provided by the Company. This adjustment had a favorable impact primarily on the operating profit of the Technical Services and Temporary Personnel segment for the nine months ended August 2, 1996 of $2,100,000. In addition, due to a new arrangement with its insurance carrier, the Company's ongoing premiums are at a significantly lower rate.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED AUGUST 2, 1996 COMPARED TO THE NINE MONTHS AND THREE MONTHS ENDED JULY 28, 1995

The information which appears below relates to the current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods.

This discussion and analysis contains certain forward-looking statements which are subject to a number of known and unknown risks that, in addition to general economic and business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statement.

The following summarizes the results of operations by segment:


                                                                         FOR THE NINE                         FOR THE THREE
                                                                          MONTHS ENDED                         MONTHS ENDED
                                                                 -----------------------------          -------------------------
                                                                  August 2,           July 28,          August 2,        July 28,
                                                                    1996                1995              1996             1995
                                                                 --------             --------          --------       ----------
                                                                                               (Dollars in thousands)
Revenues:
   Technical Services and Temporary Personnel                    $506,599             $395,309          $180,677         $141,357
   Electronic Publication and Typesetting Systems                  64,059               49,369            21,567           16,666
   Telephone Directory                                             48,955               45,433            18,659           18,777
   Engineering and Construction                                    62,962               45,620            20,420           16,483
   Computer Systems                                                56,815               67,454            18,931           33,912
   Equity in net income of joint ventures                              82                  415             1,865            1,768
   Gain on sale of interest in subsidiaries                         3,666
   Interest and other income (expense) - net                          954                  771               488               60
   Elimination of intersegment revenues                            (3,374)              (3,369)           (1,364)          (1,271)
                                                                 --------             --------          --------       ----------
                                                                 $740,718             $601,002          $261,243         $227,752
                                                                 ========             ========          ========         ========
Income Before Income Taxes, Minority Interests
  and Extraordinary Item:

Operating Profit (Loss):
   Technical Services and Temporary Personnel                     $19,264              $18,050            $6,114           $6,159
   Electronic Publication and Typesetting Systems                  (3,065)                 409            (1,610)              22
   Telephone Directory                                             (1,171)              (1,210)              399              241
   Engineering and Construction                                     5,587                2,838             1,859            1,662
   Computer Systems                                                 6,029                4,413             2,632            2,157
   Eliminations                                                       (69)                 (92)              (71)             (61)
                                                                  -------               -------            ------         --------
Total Operating Profit                                             26,575               24,408             9,323           10,180

Equity in net income of joint ventures                                 82                  415             1,865            1,768
Gain on sale of interest in subsidiaries                            3,666
Interest and other income (expense) - net                             954                  771               488               60
General corporate expenses                                         (7,321)              (6,977)           (2,513)          (2,311)
Interest expense                                                   (3,537)              (4,739)           (1,177)          (1,317)
Foreign exchange loss - net                                          (304)                 (12)              (27)             (22)
                                                                  -------               -------           -------          -------

Income Before Income Taxes, Minority Interests
  and Extraordinary Item                                          $20,115              $13,866            $7,959           $8,358
                                                                  =======              =======            ======           ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 2, 1996 COMPARED TO THE NINE MONTHS ENDED JULY 28, 1995

Results of Operations - Summary

In the nine-month period of fiscal 1996, revenues increased by $139,716,000, or 23%, from fiscal 1995, as sales increased by $136,200,000, or 23%. Revenues in the 1996 period also included a pretax gain of $3,666,000 from the sale of an interest in the Company's Electronic Publication and Typesetting Systems segment. The increase in sales resulted primarily from a $111,290,000 increase in sales of the Technical Services and Temporary Personnel segment, a $17,342,000 increase in sales of the Engineering and Construction segment and a $14,690,000 increase in the sales of the Electronic Publication and Typesetting Systems segment, partially offset by a $10,639,000 decrease in the sales of the Computer Systems segment.

The Company's pretax income before minority interests was $20,115,000 in 1996, compared to $13,866,000 in 1995. The 1996 income included the $3,666,000 pretax gain discussed above. The operating profit of the Company's segments increased by $2,167,000 to $26,575,000 in 1996. The principal increases in the segments' operating income were from the Engineering and Construction segment, with an increase of $2,749,000 to $5,587,000; the Computer Systems segment, with an increase of $1,616,000 to $6,029,000 and the Technical Services and Temporary Personnel segment, with an increase of $1,214,000 to $19,264,000; partially offset by the Electronic Publication and Typesetting Systems segment, with a decrease of $3,474,000, to a loss of $3,065,000 compared to a profit of $409,000 in 1995.

Net income in the nine months of 1996 was $11,891,000 compared to net income of $8,447,000 in the nine months of 1995.

Results of Operations - By Segment

The Technical Services and Temporary Personnel segment's sales increased by $111,290,000, or 28%, in 1996 to $506,599,000, and the segment's operating profit increased by $1,214,000, or 7%, to $19,264,000 compared to $18,050,000 in
1995. Approximately $30,500,000, or 27%, of the segment's 1996 sales increase was due to pass-through costs primarily related to subcontractors to service large national contracts and $19,500,000 of the sales increase was the result of business with new customers. The remainder of the increased business was with existing customers, partially offset by a $17,035,000 sales decrease to a high margin customer who no longer requires the segment's services. The increase in the segment's operating profit was due to the $2,100,000 retrospective workers' compensation insurance adjustment referred to in Note J in the accompanying financial statements and the increase in sales volume. The increase was partially offset by a decrease in gross margin of approximately 2 percentage points, primarily due to higher subcontractor usage billed without a mark-up, the loss of the high margin customer discussed above, lower margins on

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 2, 1996 COMPARED TO THE NINE MONTHS ENDED JULY 28, 1995

the increasing business with the large national contracts, and an increase in unemployment insurance costs. Overhead costs expressed as a percentage of sales decreased slightly in 1996 compared to 1995. Normal efficiencies resulting from increased revenue were partially offset by start-up costs to service several large national customers which are in the initial stages of their contracts.

The Electronic Publication and Typesetting Systems segment's sales increased by $14,690,000, or 30%, to $64,059,000 in 1996, while the segment incurred an operating loss of $3,065,000 compared to a profit of $409,000 in 1995. The sales increase and the related effects on operating profit described below were primarily due to the first quarter merger with Triple-I, described in Note I in the accompanying financial statements. The decrease in operating profit was due to a 3 percentage point increase in total operating expenses expended per sales dollar, partially offset by the increased sales volume. In addition, the segment incurred $700,000 of restructuring charges and a charge of $1,068,000 for amortization of intangibles resulting from the merger. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1996 of equipment introduced within the last three years comprising approximately 97% of equipment sales.

The Telephone Directory segment's sales increased by $3,522,000, or 8%, to $48,955,000 in fiscal 1996, while the segment incurred an operating loss of $1,171,000 compared to a loss of $1,210,000 in 1995. The sales increase is due to a $1,904,000 increase in telephone directory production volume, an increase in independent directory sales by the segment's DataNational division of 5% and increased sales by the Uruguayan printing operation of 35%. The operating losses in 1996 and 1995 were due to costs to enter a new regional independent directory market, higher operating costs in the Uruguayan printing operations (resulting, in 1996, from a move to a new facility and installation of new equipment) partially offset in 1996 by higher telephone directory production revenues and profits. This segment's services are rendered under various short and long-term contracts. Certain contracts expire in fiscal 1998 through 2001, and there can be no assurance that they will be renewed on similar terms or replaced.

The Engineering and Construction segment's sales increased by $17,342,000, or 38%, to $62,962,000 in fiscal 1996 and its operating profit increased by $2,749,000, or 97%, to $5,587,000 compared to $2,838,000 in 1995. The sales increase was due to a 59% increase in the construction division and a 6% increase in the business systems division. Operating results improved due to the increased sales volume and a 3 percentage point decrease in overhead expended per sales dollar.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED AUGUST 2, 1996 COMPARED TO THE NINE MONTHS ENDED JULY 28, 1995

The Computer Systems segment's sales decreased by $10,639,000, or 16%, to $56,815,000 in 1996; however, its operating profit increased by $1,616,000 or 37% to $6,029,000, from $4,413,000 in 1995. The decrease in sales was primarily due to higher sales of Delta Operating Service Systems (DOSS) in 1995, compared to 1996, partially offset by increased sales on conservation services to utilities. The increase in operating profit was primarily due to increased profits on conservation services to utilities. Under the completed contract method of accounting used by this segment, revenues together with related costs are recognized in income upon acceptance by the customer. Deliveries and installations under other DOSS contracts continue and customer acceptances are anticipated later in 1996. Profitability rates on such contracts are not anticipated to be at the same levels as those earned on the DOSS contracts accepted in fiscal 1995. This segment's results on a quarter-to-quarter basis fluctuate as they are highly dependent on the timing of acceptance by customers under contract for the segment's directory assistance systems, which occurs periodically rather than evenly.

Results of Operations:  Other

Other items, discussed on a consolidated basis, affecting the results of operations for the nine-month periods were:

Interest income increased by $302,000, or 21%, in 1996, primarily due to the availability of additional funds for investment.

Other income (expense) changed unfavorably by $119,000 in 1996 primarily due to $185,000 of higher fees paid in connection with additional sales of receivables.

The Company's share of the net income of its joint ventures was $82,000 in 1996 compared to $415,000 in 1995. The decrease was due to the start-up losses incurred by the Company's Brazilian joint venture which began operations in July 1994. The Company's share of the net income of its Australian joint venture, which produces a major portion of its revenues and significantly all of its profit in the Company's second and third fiscal quarters, increased by $345,000 due to an 11% or $48,000,000 increase in the venture's revenues.

Selling and administrative expenses increased by $7,509,000, or 24%, to $38,732,000 in 1996 to support the increase in sales. However, these expenses expressed as a percentage of sales were 5% in both 1996 and 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 2, 1996 COMPARED TO THE NINE MONTHS ENDED JULY 28, 1995

Research, development and engineering expenditures increased by $3,888,000, or 64%, to $9,952,000 in 1996. The increase was due to additional product development by the Computer Systems segment and the Electronic Publication and Typesetting Systems segment.

Depreciation and amortization of property, plant & equipment increased by $1,434,000, or 16%, to $10,251,000 in 1996. The increase was due to increased fixed asset expenditures in fiscal 1995 and the nine months of 1996.

Interest expense decreased by $1,202,000, or 25%, to $3,537,000 in 1996. The decrease was primarily due to the redemption of $10,000,000, in May 1995 of the Company's 12-3/8% Subordinated Debentures and lower borrowings and interest rates in Uruguay.

The Company's effective tax rate increased to 43% in 1996 from 39% in 1995. The 1996 tax provision was unfavorably impacted by the effect of increased nondeductible Brazilian joint venture losses and intangible amortization related to the Autologic merger and the 1995 tax provision was favorably impacted by the utilization of a net operating loss carryforward.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 2, 1996 COMPARED TO THE THREE MONTHS ENDED JULY 28,
1995

Results of Operations - Summary

In the three-month period of fiscal 1996, revenues increased by $33,491,000, or 15%, from fiscal 1995, as sales increased by $32,966,000 or 15%. The increase in sales resulted primarily from a $39,320,000 increase in sales of the Technical Services and Temporary Personnel segment, an increase in sales of the Electronic Publication and Typesetting Systems segment of $4,901,000 and a $3,937,000 increase in sales of the Engineering and Construction segment, partially offset by a $14,981,000 decrease in the sales of the Computer Systems segment. The Company's pretax income before minority interests was $7,959,000 in 1996 compared to $8,358,000 in 1995. The operating profit of the Company's segments decreased by $857,000 to $9,323,000 in 1996. The decrease in the segments' operating income was principally related to the Electronic Publication and Typesetting Systems segment which experienced a decrease of $1,632,000, to a loss of $1,610,000 compared to a $22,000 profit in 1995 partially offset by the Computer Systems segment, with an increase of $475,000, to a profit of $2,632,000 compared to $2,157,000 in 1995.

Net income in the third quarter of 1996 was $4,693,000 compared to net income of $4,994,000 in 1995.

Results of Operations - By Segment

The Technical Services and Temporary Personnel segment's sales increased by $39,320,000, or 28%, in 1996 to $180,677,000 and operating profit decreased by $45,000, or 1%, to $6,114,000 compared to $6,159,000 in 1995. Approximately
$10,700,000, or 27%, of the segment's sales increase was due to pass-through costs primarily related to subcontractors to service large national contracts and $7,580,000 of the sales increase in 1996 was the result of business with new customers. The remainder of the increased business was with existing customers, partially offset by a $8,700,000 sales decrease to a high margin customer who no longer requires the segment's services. The slight decrease in the segment's operating profit was due to a decrease in gross margin of approximately 2 percentage points, primarily due to higher subcontractor usage billed without a mark-up and the loss of the high margin customer discussed above, partially offset by increased sales volume. Overhead costs expressed as a percentage of sales decreased slightly in 1996 compared to 1995. Normal efficiencies resulting from increased revenue were partially offset by start-up costs to service several large national customers which are in the initial stages of their contracts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 2, 1996 COMPARED TO THE THREE MONTHS ENDED JULY 28,
1995

The Electronic Publication and Typesetting Systems segment's sales increased by $4,901,000, or 29%, to $21,567,000 in 1996; however, the segment experienced an operating loss of $1,610,000 compared to an operating profit of $22,000 in 1995. The sales increase and the related effects on operating profit described below were primarily due to the first quarter merger with Triple-I, described in Note I in the accompanying financial statements. The decrease in operating profit was due to a 7 percentage point increase in total operating expenses expended per sales dollar, partially offset by the increased sales volume and a 2% increase in gross margin. The increase in the gross margin percentage resulted from a change in the product mix (an increase in sales of some high margin products and a decrease in sales of some low margin items, which are in direct competition with other manufacturers' products). As a result of the merger with Triple-I, some of these high margin products which were previously purchased are now manufactured by the segment. In addition, the segment's operating profit was reduced by a charge of $534,000 for the amortization of intangibles resulting from the merger. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1996 of equipment introduced within the last three years comprising approximately 97% of equipment sales.

The Telephone Directory segment's sales decreased by $118,000, or 1%, to $18,659,000 in fiscal 1996, and the segment's operating profit increased by $158,000, or 66% to $399,000. The sales decrease is due to the publication in 1995 of certain independent telephone directories by the segment's DataNational division that will be published in the 1996 fourth quarter, partially offset by a $555,000 increase in telephone directory production volume and a 6% increase in Uruguay printing revenue. The operating profit increase was due to higher telephone directory production revenue partially offset by higher operating costs in the Uruguayan printing operation (resulting, in 1996, from a move to a new facility and installation of new equipment). This segment's services are rendered under various short and long-term contracts. Certain contracts expire in fiscal 1998 through 2001, and there can be no assurance that they will be renewed on similar terms or replaced.

The Engineering and Construction segment's sales increased by $3,937,000, or 24%, to $20,420,000 in fiscal 1996 and its operating profit increased by $197,000 or 12% to $1,859,000 compared to $1,662,000 in 1995. The sales increase was due to a 31% increase in the construction division and a 23% increase in the business systems division. Operating results improved due to the increased sales volume partially offset by a decrease in the gross margin of 1 percentage point.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 2, 1996 COMPARED TO THE THREE MONTHS ENDED JULY 28,
1995

The Computer Systems segment's sales decreased by $14,981,000, or 44%, to $18,931,000 in 1996 while the operating profit increased by $475,000 or 22% to $2,632,000, compared to $2,157,000 in 1995. The decrease in sales was primarily due to the absence, in 1996, of revenues from 1995 customer acceptance of a major Delta Operating Service Systems (DOSS) project, partially offset by increased sales on conservation services to utilities. The increase in operating profit was primarily due to increased profits on conservation services to utilities.

Results of Operations:  Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Interest income increased by $73,000, or 15%, in 1996 primarily due to additional funds invested.

Other income (expense) changed favorably by $355,000 in 1996 primarily due to $183,000 of lower fees paid in connection with sales of receivables and an increase in sundry income.

The Company's equity in the net income of its joint ventures was $1,865,000 in 1996, as compared to $1,768,000 in 1995. The increase was due to the Company's share of the net income of its Australian joint venture, which increased by $548,000 due to an increase in the venture's revenue of $42,000,000 or 19% and higher margins, partially offset by start-up losses incurred by the Company's Brazilian joint venture which began operations in July 1994.

Selling and administrative expenses increased by $2,545,000, or 23%, to $13,635,000 in 1996 to support the increase in sales. However, these expenses expressed as a percentage of sales were 5% in both 1996 and 1995.

Research, development and engineering expenditures increased by $2,487,000, or 138%, to $4,294,000 in 1996. The increase was due to additional product development by the Computer Systems segment and the Electronic Publication and Typesetting Systems segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 2, 1996 COMPARED TO THE THREE MONTHS ENDED JULY 28,
1995

Depreciation and amortization of property, plant & equipment increased by $434,000, or 14%, to $3,486,000 in 1996. The increase was due to increased fixed asset expenditures in fiscal 1995 and the nine months of 1996.

Interest expense decreased by $140,000, or 11%, to $1,177,000 in 1996. The decrease was primarily due to the redemption of $10,000,000, in May 1995 of the Company's 12-3/8% Subordinated Debentures and lower borrowings and interest rates in Uruguay.

The Company's effective tax rate increased to 48% in 1996, from 40% in 1995. The 1996 tax provision was unfavorably impacted by the effect of increased nondeductible Brazilian joint venture losses and intangible amortization related to the Autologic merger.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Liquidity and Source of Capital

Cash and cash equivalents increased by $3,371,000 in 1996 to $28,721,000, and working capital increased by $17,046,000 to $74,629,000. Cash flows from operating activities for the nine months ended August 2, 1996 were $17,041,000. Many factors reflected in the accompanying consolidated statements of cash flows affected the amount of cash flows from operating activities. The primary factors in the cash provided by operating activities in 1996 were the net income of $11,891,000, reduction in accounts receivable of $14,094,000 and the non-cash expense of $12,114,000 for total depreciation and amortization, partially offset by decreases in income taxes payable of $10,972,000, and accrued expenses of $9,369,000.

The principal factors in the cash applied to investing activities of $13,237,000 were purchases of property, plant and equipment of $13,192,000 and investments in and advances to the Brazilian joint venture of $6,403,000, partially offset by the cash resulting from the acquisition of subsidiaries of $8,421,000, net of transaction costs.

In addition to its cash and cash equivalents, at August 2, 1996, the Company's investment portfolio, primarily U.S. Treasury Notes and certificates of deposit, had a carrying value of $4,601,000. The Company also has a $10,000,000 credit line with a domestic bank under a revolving credit agreement which expires August 1, 1997, unless renewed. The Company had outstanding bank borrowings under that line of $1,973,000 at August 2, 1996.

On August 28, 1996, the Company completed a $50,000,000 private placement Senior debt financing. A portion of the proceeds of the debt financing will be used to retire the outstanding $22,855,000 Senior Subordinated Debentures on September 27, 1996. The balance of the funds will be used for general corporate purposes.

The Company believes that its current financial position, working capital and future cash flows will be sufficient to fund its presently contemplated operations and satisfy its debt obligations. The Company has no material capital commitments. The Company may determine, from time-to-time in the future, to buy additional shares of its common stock in the market or in privately negotiated transactions.

In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. SFAS 123 encourages, but does not require, adoption of a fair value based method. The company has determined it will continue to report under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

PART II - OTHER INFORMATION

ITEM 2-- CHANGES IN SECURITIES

On August 28, 1996, the Company privately placed an aggregate of $50,000,000 of its 7.92% Senior Notes due August 28, 2004 (the "Notes") to a group of qualified institutional investors. Proceeds from the borrowing are being used to redeem the remaining $22,855,000 principal amount of 12-3/8% Senior Subordinated Debentures due 1998 at par plus accrued interest and for general corporate purposes. The notes are payable in five equal annual installments beginning on August 28, 2000. The notes were issued pursuant to a series of identical Note Purchase Agreements which contain various affirmative and negative covenants including, among other things, requirements that the Company maintain consolidated net worth (as defined) of $80,000,000 plus 50% of the Company's consolidated net income (as defined) commencing with the Company's fiscal year ending November 1, 1996, a minimum fixed charge ratio coverage and certain limitations on the extent to which the Company and its subsidiaries can incur additional indebtedness, liens and sales of assets. The foregoing is a brief description of the Note Purchase Agreements and is qualified in its entirety by reference to the Composite Conformed Note Purchase Agreement which appears as
Exhibit 4.01 to this Report.

ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1996 Annual Meeting of Shareholders held on June 28, 1996, shareholders:

(a) elected the following to serve as directors of the Corporation until the 1997 Annual Meeting of the Shareholders, by the following votes:

                                    For                       Vote Withheld
Irwin B. Robins                     7,430,735                    47,087

John R. Torrell III                 7,430,830                    46,992

Mark N. Kaplan                      7,430,830                    46,992

(b) approved to Amend the Company's Certificate of Incorporation to increase authorized Common Stock from 15,000,000 shares to 30,000,000 shares.

For: 7,083,928                  Against: 371,816            Abstain: 22,078

ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(Continued)

(c) reported that a majority of the votes cast at the meeting were voted in favor of the resolution to ratify the action of the Board of Directors in appointing Ernst & Young LLP as the Corporation's independent public accountants for the fiscal year ending November 1, 1996, by the following vote:

For: 7,460,556              Against:  5,878              Abstain: 11,388

There were no broker non-votes on any matter voted upon.

ITEM 5--  OTHER INFORMATION

On August 28, 1996, the Company called for the redemption on September 27, 1996 of the remaining $22,855,000 principal amount of 12-3/8% Senior Subordinated Debentures due 1998 at par plus accrued interest.

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

  4.01 Composite Conformed Note Purchase Agreement drafted as of August 28, 1996 with respect to the issuance of the Company's $50,000,000, 7.92% Senior Notes due August 28, 2004 (excluding disclosure schedules).

 15.01 Acknowledgment letter from Ernst & Young LLP

 15.02 Independent Accountants' Report on Review of
         Interim Financial Information from Ernst & Young LLP

 27.01 Financial Data Schedule

(b)    Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter ended August 2, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  VOLT INFORMATION SCIENCES, INC.
                                          (Registrant)



                                  BY: s/ JACK EGAN
                                     ------------------------------------------
                                      JACK  EGAN
                                      Vice President - Corporate Accounting
                                      (Principal Accounting Officer)

Date:  September 12, 1996

                                EXHIBIT INDEX



  4.01 Composite Conformed Note Purchase Agreement drafted as of August 28, 1996 with respect to the issuance of the Company's $50,000,000, 7.92% Senior Notes due August 28, 2004 (excluding disclosure schedules).

 15.01 Acknowledgment letter from Ernst & Young LLP

 15.02 Independent Accountants' Report on Review of
         Interim Financial Information from Ernst & Young LLP

 27.01 Financial Data Schedule