Form 10-K405
period 1996-11-01
VOLT INFORMATION SCIENCES INC
filed 1997-01-30
CIK 103872

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
/ X / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the fiscal year ended November 1, 1996
                                       or
/   /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (No Fee Required) For the transition period
         from                         to

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


        Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 17, 1997 (based on the closing price on the NASDAQ National Market on that date) was approximately $ 221,000,000 (based on the number of shares outstanding on that date exclusive of all shares held beneficially by executive officers and directors and their spouses and the Registrant's Savings Plan and Employee Stock Ownership Plan, without conceding that all such persons or plans are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 17, 1997 was 9,708,143.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 1997 Annual Meeting are incorporated by reference into Part III of this Report.

PART I
ITEM 1.  BUSINESS

GENERAL

Volt Information Sciences, Inc., a New York corporation, incorporated in 1957, and its subsidiaries (collectively "Volt" or the "Company", unless the context otherwise requires) operate in three major businesses, consisting of the following five industry segments, and two joint ventures:

STAFFING SERVICES

(1) Technical Services and Temporary Personnel - This segment provides employee staffing services, including temporary help and other contingent staffing services, employment and personnel placement services, technical personnel placement, payrolling services, employment outsourcing services and employee leasing services, as well as some permanent placement services, to a wide range of customers.

TELECOMMUNICATIONS  &  INFORMATION  SOLUTIONS

(2) Telephone Directory - This segment provides telephone directory production, commercial printing, database management, sales and marketing services, licensing of directory production and contract management software systems to directory publishers and is an independent publisher of telephone directories.

(3) Telecommunications Services - This segment provides telecommunications services, including engineering, design, construction, installation, maintenance, removals and distribution of telecommunications products in the outside plant and central office, and within end-user premises.

(4) Computer Systems - This segment designs, develops, integrates, markets, sells, leases and maintains computer-based directory assistance and other database management and telecommunications systems and related services for the telecommunications industry and provides services, principally computer-based projects, to public utilities.

PREPRESS PUBLISHING SYSTEMS

(5) Electronic Publication and Typesetting Systems - This segment designs, develops, manufactures, integrates, markets, sells and services computerized imagesetting and publication systems. On January 29, 1996, the Company completed the combination of its electronic publication and typesetting systems segment, Autologic, incorporated and related foreign subsidiaries, with Information International, Inc., to form a publicly traded company, Autologic Information International, Inc. ("AII".) Volt owns approximately 59% of AII.

JOINT VENTURES

The Company is a party to a joint venture, which commenced operations in July 1991, with Telstra Corporation Ltd., the Australian government-owned telephone company, and others for the marketing, selling and compilation functions of yellow pages directories throughout Australia. In January 1997, the Company sold its interest (acquired in July 1994) in Telelistas Editora Ltda., a Brazilian company which has a contract to publish Rio de Janeiro's official White Pages, Yellow Pages and Street Guides telephone directories.

INFORMATION AS TO INDUSTRY SEGMENTS

The following tables set forth the relative contribution of each industry segment to the Company's consolidated sales and operating profit (loss) for each of the three fiscal years in the period ended November 1, 1996, and those assets identifiable within each segment at the end of each of those years (see Notes J and K of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
INDUSTRY SEGMENT DATA


                                                       November         November        October
                                                       1, 1996          3, 1995         28, 1994
                                                       --------         --------        --------
                                                                 (Dollars in thousands)
SALES
Technical Services and Temporary Personnel:
   Sales to unaffiliated customers                    $  713,476        $570,514        $433,443
   Intersegment sales                                      2,809           1,832           1,067
                                                      ----------        --------        --------
                                                         716,285         572,346         434,510
                                                      ----------        --------        --------
Telephone Directory:
  Sales to unaffiliated customers                         77,972          68,086          72,319
   Intersegment sales                                        639           1,681           1,836
                                                      ----------        --------        --------
                                                          78,611          69,767          74,155
                                                      ----------        --------        --------
Telecommunications Services:
   Sales to unaffiliated customers                        89,957          67,179          51,391
   Intersegment sales                                      1,515             811           1,285
                                                      ----------        --------        --------
                                                          91,472          67,990          52,676
                                                      ----------        --------        --------
Computer Systems:
Sales to unaffiliated customers                           79,033         131,920          99,059
  Intersegment sales                                          53              40              76
                                                      ----------        --------        --------
                                                          79,086         131,960          99,135
                                                      ----------        --------        --------
Electronic Publication and Typesetting Systems:
   Sales to unaffiliated customers                        88,476          69,608          64,659
   Intersegment sales                                        762             797             664
                                                      ----------        --------        --------
                                                          89,238          70,405          65,323
                                                      ----------        --------        --------
Elimination of intersegment sales                         (5,778)         (5,161)         (4,928)
                                                      ----------        --------        --------

   Total sales                                        $1,048,914        $907,307        $720,871
                                                      ==========        ========        ========

OPERATING PROFIT (LOSS)
Technical Services and Temporary Personnel            $   27,346        $ 28,117        $ 16,337
Telephone Directory                                        4,858           1,506           6,695
Telecommunications Services                                9,484           6,178             792
Computer Systems                                           7,707           6,395          (2,168)
Electronic Publication and Typesetting Systems            (4,817)            456           1,334
Eliminations                                                 (69)           (159)             (8)
                                                      ----------        --------        --------
  Total operating profit                                  44,509          42,493          22,982

Interest income and other expense - net                    2,278           1,055             797
Gains (losses) on securities - net                            52              (7)
Equity in (loss) income of joint ventures                 (1,414)         (1,000)          3,055
Gain on sale of interest in subsidiaries                   3,666           9,770
General corporate expenses                                (9,811)         (9,408)         (9,263)
Interest expense                                          (5,167)         (6,045)         (7,468)
Foreign exchange (loss) gain - net                          (516)            186             (39)
                                                      ----------        --------        --------
Income before income taxes, minority
  interests and extraordinary item                    $   33,597        $ 27,281        $ 19,827
                                                      ==========        ========        ========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
INDUSTRY SEGMENT DATA--Continued


                                                      November       November       October
                                                      1, 1996        3, 1995        28, 1994
                                                      --------       --------       --------
                                                             (Dollars in thousands)
IDENTIFIABLE ASSETS
Technical Services and Temporary Personnel            $ 98,706       $ 52,955       $ 40,230
Telephone Directory                                     41,622         32,135         28,941
Telecommunications Services                             41,082         31,812         21,836
Computer Systems                                        42,069         44,887         50,273
Electronic Publications and Typesetting Systems         66,504         37,532         36,276
                                                      --------       --------       --------
                                                       289,983        199,321        177,556
Cash, investments, joint ventures
  and other corporate assets                            47,161         64,690         49,348
                                                      --------       --------       --------

   Total assets                                       $337,144       $264,011       $226,904
                                                      ========       ========       ========

TECHNICAL SERVICES AND TEMPORARY PERSONNEL SEGMENT

Volt's Technical Services and Temporary Personnel segment provides, from 238 branch and on-site offices located throughout the United States, a broad range of employee staffing services, including temporary help and other contingent staffing services, employment and personnel placement services, technical personnel placement, payrolling services, employment outsourcing services and employee leasing services, as well as some permanent placement services, to a wide range of customers. Except for professional employer services, which are marketed under the name "Shaw & Shaw", the remainder of this segment's services are identified and marketed throughout the United States as "Volt Services Group".

        VOLT SERVICES GROUP

        Volt Services Group is a single-source provider of all levels of temporary staffing, offering to its customers an extensive range of contingent employment services. As a full-service supplier, Volt Services Group also provides payrolling and outsourcing services, as well as assuming full responsibility for staffing, supervision and the management of large projects which are staffed by temporary workers.

        Volt Services Group provides professional, engineering, design, data processing, scientific and technical support personnel, as well as information technology services, contract engineering services and temporary help in administrative, clerical, office automation, accounting, industrial and other job classifications, for varying periods of time (both short and long-term) to companies and other organizations (including government agencies) in a broad range of industries which have a need for such personnel, but are unable, or do not choose to engage such personnel as their own employees. Customers range from those that require one or two temporary employees to national accounts that require as many as several thousand temporary employees at one time.

        Volt Services Group has been successful in obtaining a number of large national contracts which typically involve servicing numerous customer facilities, on-site Volt representation and customized invoicing and management reports. In some cases, Volt uses subcontractors to assist in meeting the requirements of the contract. Employees assigned to a single customer under a national account range from light industrial workers to high level engineers and information technology professionals. The bidding process for national accounts is very competitive and Volt is usually in competition with other major temporary staffing firms. Most contracts are for a one to three-year time period, at which time they are typically rebid. Others are for shorter periods and may be for the duration of a particular identified project or subproject or a particular need that has arisen which requires additional or substitute personnel and expire upon completion of the project or when the particular need ends. These contracts with national accounts typically require considerable start-up costs and can take up to one year to reach anticipated revenue levels. This segment maintains a group dedicated to the acquisition, implementation and service of national accounts; however, there can be no assurance that Volt Services Group will maintain accounts that it currently serves, nor that it can obtain additional national accounts on satisfactory terms.

        Volt Services Group provides personnel to companies throughout a broad spectrum of industries, including the computer, electronics, manufacturing, aerospace, defense, telecommunications, utility, power (including certain nuclear and fossil fuel power plants), transportation, petrochemical, chemical, retail, finance, banking, insurance, architectural, engineering and other industries, and to government agencies and universities. Volt Services Group, through its Volt Accounting Specialists division, provides specialized temporary personnel in accounting, bookkeeping and other financial classifications. Volt also acts as a subcontractor to other national providers to assist them in meeting their obligations to their customers. Most customers are located in the United States, but a small portion of the segment's services are performed outside the United States.

        Volt Services Group furnishes temporary employees to meet various client requests, such as assigning employees to a specific identified project or subproject or to meet a particular need that has arisen (which employees are typically retained until its completion), substituting for permanent employees during vacation and sick leave, staffing high turnover positions, filling in during the full-time hiring process or during a hiring freeze, and staffing seasonal peaks, special projects, conversions, inventories and offices that are downsizing. Volt Services Group also provides management personnel to coordinate special projects and to supervise temporary employees, thus relieving a customer of the need to supervise temporary employees.

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

        Volt Services Group maintains computerized nationwide resume databases containing resumes of engineers, computer professionals and other technical, professional and scientific candidates, from which it fills customer job requirements for these types of employees; these individuals are frequently willing to relocate to fulfill these assignments. Lesser skilled employees are generally recruited and assigned locally, and resumes for these employees are maintained in computerized data bases at branch offices.

        Employees hired by Volt Services Group become Volt employees during the period of their segment (which typically ranges from as little as one day to several years). As the employer of record, Volt is responsible for the payment of salaries, payroll taxes, workers' compensation and unemployment insurance and other benefits, which may include paid sick days, holidays and vacations and medical insurance.

        SHAW & SHAW

        Shaw & Shaw, Inc. specializes in "employee leasing", known as professional employer services. Shaw & Shaw shares the employer responsibilities with its client companies, typically serving as the administrative employer of record for either the entire full-time workforce or for a specific department or division of the client company. Services provided by Shaw & Shaw include complete human resource management, legal and regulatory compliance, comprehensive health benefits, retirement plans and administration, workers' compensation insurance, loss control and risk management and payroll administration. Shaw & Shaw utilizes the purchasing power of the Company and is able to provide its customers with cost savings in health care, workers' compensation insurance, and labor administration, as well as relieving them of the administrative responsibility involved in maintaining employees.

        Shaw & Shaw provides and markets its services to large and small client companies in a broad spectrum of industries, such as domestic and international airlines, retail, convenience markets, country clubs, restaurants, building contractors, petroleum, manufacturing, grocery, home care, maintenance, janitorial, banking, aerospace, and computer.

The Technical Services and Temporary Personnel segment also provides some existing customers with direct full-time employees, the majority of whom have previously been assigned on a temporary basis and who the customer desires to hire as direct full-time employees.

During the week ended November 1, 1996, this segment provided approximately 26,400 employees to its customers.

The segment is not dependent upon a single customer or a few customers, the loss of which might have a materially adverse effect upon its business. However, some of this segment's national contracts are large, and the loss of any large contract could have a negative effect on this segment's business unless and until the business is replaced.

While the markets for the segment's services include a broad range of industries throughout the United States, general economic conditions in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of this segment.

Downward pressures on this segment's operating margins occurred in fiscal 1996 and are anticipated to continue in fiscal 1997 due to increases in overhead to open new offices, particularly on-site offices for national accounts, start up costs related to new contracts and additional personnel to bid and service national accounts, as well as significantly increased competition. In addition, the trend in the industry is for large customers to consolidate their use of contingent workers to single source providers.

The segment competes with many technical service, temporary personnel and other contingent staffing firms, some of which are larger than Volt, as well as with individuals seeking direct employment.

The ability of Volt to compete successfully for customers depends on its reputation, pricing and quality of services provided and its ability to engage, in a timely manner, personnel meeting customer requirements. Competition is intense and many of the contracts entered into by this segment are of relatively short duration, and awarded on the basis of competitive proposals which are periodically rebid by the customer. Although Volt has been successful in obtaining various short and long-term contracts in the past, and increasing revenues accordingly, margins under such contracts have decreased in many instances. There can be no assurance that existing contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to the Company, nor that revenues from an expired contract will be immediately replaced.

TELEPHONE DIRECTORY SEGMENT

Volt's Telephone Directory segment provides telephone directory production, commercial printing, database management, sales and marketing services, licensing of directory production and contract management software systems to directory and other advertising media publishers and is an independent publisher of telephone directories. This segment consists of the Directory Systems/Services division, the DataNational division, the Uruguay division and the Advanced Technologies, Research & Development subsidiary.

DIRECTORY SYSTEMS/SERVICES

The division markets to directory publishers, and utilizes internally, highly specialized computer systems, including both those developed by third parties for the division and those developed by the Company, as well as third-party off-the-shelf software. The division integrates and maintains these systems for managing the production and control of databases, principally for directory and other advertising media publishers. These systems produce digitized display advertisements and photocomposed pages, using equipment manufactured by AII and others, with integrated graphics for yellow and white pages directories, as well as CD/ROM and Internet directories. The systems incorporate "workflow management" by which ads are automatically routed between workstations, increasing through-put and control.

The division customizes its systems to meet the needs of publishers who desire to perform their work in-house. The division also provides outsourcing services for advertising, database management and publication to publishers and others who choose not to do the work in-house. The systems are sold or licensed to, and the services are performed for, publishers and others worldwide. The division also provides directory management systems and various photocomposition services to a number of regional telephone and independent directory publishers, licenses production system software to directory publishers and provides commercial services, such as composition, data processing and database management services, to other customers.

The division also separately markets workstations which are used to facilitate the creation of telephone directories. These include a graphics workstation (RAD-GRAF) containing Volt-developed software, which facilitates the incorporation of special graphic effects in the presentation of ads and provides merging text and graphics on a finished page. Another workstation, the Real-time Incolumn Display (RID), is an on-line electronic galley editor which allows last minute alterations and insertions of ads and listings, while displaying the composed results as they will appear on the finished page.

The division, through its Volt Directory Marketing group, also provides telemarketing services for directory advertising sales for both white and yellow pages directories and provides other telemarketing services to directory publishers.

Services are rendered under various short and long-term contracts and are performed primarily at facilities maintained by Volt in Blue Bell and Huntingdon Valley, Pennsylvania; Indianapolis, Indiana; Anaheim and San Diego, California; and, in one instance, at the customer's facility.

A substantial portion of Volt's business in this division is obtained through submission of competitive proposals for contracts that typically expire in one to three years and are then rebid. Certain contracts expired in 1996, while others were renewed, and new contracts were awarded to the Company. A contract with one customer, which accounted for approximately 19% of the segment's revenues and 61% of the segment's operating profit for fiscal 1996, is scheduled to expire on December 31, 1997, with the customer having renewal options. However, the division has obtained several significant contracts which have begun in fiscal 1997. Other contracts are scheduled to expire in 1997 through 2001. While the Company believes it can secure renewals and/or extensions of some of the contracts which are scheduled to expire, some of which are material to this segment, and to obtain replacement business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company, on satisfactory terms.

This division faces intense competition with respect to all of its services and products from other suppliers and from in-house facilities of potential customers. Some of this division's significant competitors are companies which are larger and have substantially greater financial resources than Volt.

DATANATIONAL

DataNational, the independent telephone directory publishing division of Volt, publishes community-based directories in Virginia, Maryland, North Carolina and Arkansas.

DataNational offers a community-based directory that provides consumers with information on businesses which provide services within their local geographic area. The directories also include features that are unique to the community, such as school information, maps and a calendar of events. The principal competition for this division is from the regional telephone companies, whose directories cover a much wider geographic area than the locations for which the division publishes directories. The advertiser is attracted to the division's community directory because it enables them to specifically target local markets at a much lower cost.

During fiscal 1996, the division added new directories in Charlotte, North Carolina and Norfolk, Virginia. The division will publish new directories in Delaware and the District of Columbia in fiscal 1997, bringing the total community, county and regional directories to sixty-four, an increase of seventeen over the last five years. The division identifies new markets where demographics and their local shopping patterns are favorable to the division's community product.

URUGUAY DIVISION

This South American division is the official publisher of the white and yellow page telephone directories for Antel, the government-owned telephone company in Uruguay. The original contract with Antel was signed in 1983 and, in 1996, the division received an extension through 2002.

In addition to the directory business, the division owns and operates a printing plant which prints its own telephone directories and also prints directories for publishers in Argentina and Brazil and does commercial printing for various customers in those countries and in Uruguay.

The division's revenues are generated from yellow page advertising and its printing operations.

In 1997, the division plans to publish a business-to-business directory for the Mercosur common market (Argentina, Brazil, Uruguay and Paraguay) and will begin offering operator assisted yellow pages ("OAYP") on "900" telephone numbers in Uruguay. The OAYP will use a sophisticated proprietary computerized system developed jointly by this division and the Company's Computer Systems segment.

ADVANCED TECHNOLOGIES, RESEARCH & DEVELOPMENT

Volt's Advanced Technologies, Research & Development subsidiary researches and implements new product lines and adopts new computer technology for internal office and business processing automation. This subsidiary, through its Volt Consulting Services division, also provides the Company, as well as non-affiliated customers, with data processing consulting, applications development and software systems integration services.

The Company holds several patents and trademarks related to this segment's products, but does not believe that any are material to the segment.

Volt's ability to compete in its Telephone Directory segment depends upon its reputation, technical capabilities, price, quality of service and ability to meet customer requirements in a timely manner. Volt believes that its competitive position in this segment's areas of operations is augmented by its ability to draw upon the expertise and resources of its other segments.

Although Volt continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products will continue to be successfully marketed.

TELECOMMUNICATIONS SERVICES SEGMENT

Volt's Telecommunications Services (formerly referred to as the Construction and Engineering segment) provides telecommunications services, including engineering, design, construction, installation, maintenance, removal and distribution of telecommunications products and other support services for the telecommunications industry. This segment consists of the Voltelcon and Advanced Technology Services divisions.

         VOLTELCON

         The division is a nationwide full service provider of telecommunications services, including engineering, design, construction, installation, maintenance, removals and distribution of telecommunications products. The division performs these services on a project and/or contract personnel placement basis in the outside plant and central office, and within end-user premises, for telephone operating companies, interexchange carriers, local exchange carriers, wireless carriers, telecommunications equipment manufacturers, cable television, electric, water and sewerage utilities, federal, state and local government units and private industry.

         The division provides both aerial and underground construction services, using its own vehicles and high production equipment, including jack and bore, directional boring, excavation for conduit and manhole systems, cable placement and splicing, pole placement and wrecking, fiber optic cable installation, splicing, termination and testing, project management and inspection services.

         The division also offers a wide range of outside plant engineering services, including right of way acquisition, network design for fiber and copper systems, carrier systems design, conduit design, computer aided design drafting, digitizing records, building industry consultant engineering, turnkey design and construction and air pressure design and record verification.

         The division's Business Systems group provides systems integration, cabling and wiring and telephone equipment installation. This involves the engineering, design, installation and management of all types of local and wide area networks, via copper and fiber, for voice, data and video.

         The division's Central Office group is a leading provider of quality telecommunications services for central office engineering, furnishing, installation and removal of transmission systems, distribution frame systems, AC/DC power systems, wiring and cabling, switch peripheral systems, pre and post conditioning, equipment assembly and system integration and controlled environment structures.

         The division's Wireless group offers partial or complete turnkey services to cellular and Personal Communications Services (PCS) license holders to establish or enhance their network infrastructure. These services include radio frequency engineering, site evaluations and acquisition, network engineering and equipment specifications, logistic support, site construction, testing and integration into the network, outside plant engineering and construction services and central office engineering, furnishing and installation to integrate the license holders' wireless networks into the national telecommunications network.

         The division offers the added value of being able to provide total management of multi- discipline projects because of its ability to integrate the efforts of all of its groups on a single project.

         ADVANCED TECHNOLOGY SERVICES

         Volt's Advanced Technology Services was established in 1994 to meet the challenges of the "Information Superhighway" and the merging of voice, data and video services to telephony, broadband and other providers of information system services, such as telephone companies, interexchange carriers, government and private industry. This division accommodates clients in the telecommunications industry who require a full range of services from multiple Volt business segments, such as human resources, equipment, vehicles, systems analysis, network integration, software development and turnkey applications.

This segment faces substantial competition with respect to all of its telecommunications services from other suppliers and from in-house capabilities of potential customers. Competition in this segment remains intense, often resulting in low margins. Some of this segment's significant competitors are larger and have substantially greater financial resources than Volt. Other competitors are small, local companies, that generally have lower overhead.

Volt's ability to compete in this segment depends upon its reputation, technical capabilities, pricing, quality of service and ability to meet customer requirements in a timely manner. Volt believes that its competitive position in this segment is augmented by its ability to draw upon the expertise and resources of other Volt segments.

A substantial portion of Volt's business in this segment is obtained through submission of competitive proposals for contracts that typically expire in one to three years and are then rebid. While the segment has obtained various short and long-term contracts, margins under such contracts have decreased in many instances. Certain contracts have expired in 1996 and were renewed, and others will expire in 1997 and 1998. While the Company believes it can secure renewals and/or extensions of these contracts which are scheduled to expire, some of which are material to this segment, and to obtain replacement business, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

COMPUTER SYSTEMS SEGMENT

The Computer Systems segment designs, develops, sells, leases and maintains computer-based directory assistance and other data base management and telecommunications systems and related services for the telecommunications industry and provides services, principally computer-based projects, to public utilities. This segment is comprised of Volt Delta Resources and Volt Viewtech.

         VOLT DELTA RESOURCES

         Volt Delta Resources ("Volt Delta") is engaged in the design, programming, sale and/or lease, integration and maintenance of computer information systems and services, primarily for the telecommunications market. Volt Delta operates as two business units: Information Systems and Maintech.

         The Information Systems division markets operator services solutions to telephone companies and interexchange carriers worldwide. In the past, the division's services consisted of the development and sale of turnkey systems to its customers. However, some potential customers have expressed an interest in upgrading their operator services capabilities by procuring outside services as an alternative to making a capital investment. Therefore, the division began marketing enhanced directory assistance capabilities as a transaction-based outsourcing service. This service is marketed as Directory Express, with the division owning and operating its own proprietary Delta Operator Services System ("DOSS") and providing access to a national database. Directory Express is a transaction-based service designed to offer Directory Assistance operators worldwide with access to over 120 million United States business, residential and government listings. For consumers (the end-users), especially cellular and PCS users, Directory Express is expected to provide a more convenient and efficient level of directory assistance service since, among other things, consumers may obtain enhanced directory information without having to know the correct area code.

         DOSS provides new revenue sources to the telephone company from such applications as call completion, customized intercept and automated directory assistance. Although a basic DOSS system is offered to customers who wish to purchase systems, typically each customer will require some special features and, in some instances, extensive customization to attain service differentiation. In this market, the division faces intense competition from much larger international companies which limits the division's success in winning contracts.

         During 1996, Volt Delta Europe ("VDE"), the division's European operations based in the United Kingdom, was awarded a contract by PTT Telecom (the Netherlands telephone company) for VDE's Operator and Agent Services Integration System (OASIS), which provides operator services providers open access to multiple information-based databases. VDE is marketing OASIS to other European telecom providers as well.

         Volt Delta's services division, Maintech, provides installation planning, database creation, system and network monitoring, computer operations, and system maintenance services to Volt Delta's customers. The division also provides an array of services to customers who have purchased computer systems and networks from others. These services include network management, system and network design and implementation, help desk support and workstation and PC integration, as well as maintenance services on DEC, SUN, Silicon Graphics, IBM RS/6000 and other advanced technology product lines.

         In order to fulfill its commitments under its contracts, Volt Delta is required to develop advanced computer software programs and purchase substantial amounts of computer and related equipment manufactured by unaffiliated corporations. Much of the equipment required for these contracts is purchased as needed and is readily available from a number of suppliers.

         Under the completed contract method of accounting used by the Volt Delta division, revenues together with related costs are recognized in income upon acceptance by the customer. Since sales of systems under DOSS and OASIS contracts are generally recorded upon customer acceptance, the number of acceptances in a particular year may affect the comparability of results with other years. Although sales of systems are normally not recurring, a larger installed base provides opportunities for future expansion of existing customer systems, system enhancement sales and maintenance revenue.

         VOLT VIEWTECH

         Volt's VIEWtech subsidiary implements energy and water efficiency programs and provides various management, outsourcing, technical and financial services to the energy and water utility industry, major financial institutions, trade associations and manufacturers.

         The subsidiary is a certified Fannie Mae lender, operating the nation's largest residential energy efficiency finance program for a major utility in San Francisco, under which it has processed, funded and services over $40 million in low-interest loans, all of which it sells to Fannie Mae, retaining only limited exposure on the sold loans. The subsidiary also operates a loan center in Richmond, Virginia, for another major finance company, supporting energy conservation loan programs for nineteen utilities and equipment manufacturers who provide financing to consumers.

         The subsidiary manages some of the nation's largest water conservation programs, which encourage utility customers to install more efficient water fixtures to reduce water use. In New York City, California and Florida, the subsidiary has processed over two hundred thirty million dollars in rebates from the government for over one million installed water saving devices.

         The subsidiary is responsible for the field installation of one of the largest wireless, fixed-network, real-time data gathering and distribution automation systems in the United States, installing almost 400,000 network meter reading devices for one utility. The subsidiary also reads over 500,000 meters monthly for major utilities in the United States.

         The subsidiary internally develops its computer systems and software, which includes a family of Windows(TM) energy and water analyses products. The subsidiary has established one of the first interactive energy analyses on the internet serving major utilities. The subsidiary has also developed its Rate VIEW product, which provides Department of Energy specified home energy ratings to label a home's energy efficiency according to national lender guidelines.

         The industry in which the subsidiary operates has been impacted by deregulation of the energy industry, resulting in a decline of utility subsidized conservation services, which the subsidiary has provided to energy utilities since its inception. The subsidiary's business strategy is to diversify its customer base and develop services and products which support energy utility marketing efforts, reduce utility operational costs, support water utility conservation programs, and facilitate energy efficient home improvements through utility sponsored low-interest finance programs.

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

Some of this segment's contracts have expired in 1996, while others were renewed and new contracts were awarded to the Company. The segment anticipates that a contract with one customer, which accounted for approximately 9% of the segment's revenues and 46% of the segment's operating profit for fiscal 1996, will expire in fiscal 1997, because the customer no longer requires Volt's services. Other contracts are scheduled to expire in 1997 through 2000.

ELECTRONIC PUBLICATION AND TYPESETTING SYSTEMS SEGMENT

Autologic Information International, Inc., a 59% owned publicly held subsidiary of the Company, and its subsidiaries (collectively, "AII"), design, develop, manufacture, integrate, market, sell and service computerized image setting and publication systems equipment and software that automate the various prepress production steps in the publishing process. AII's products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities. AII has traditionally focused its efforts on high-volume and deadline-driven customers. AII is seeking to utilize its core capabilities to expand into the lower-volume, less time- sensitive portion of the commercial publishing and electronic document transmission markets, while maintaining a leadership role in its primary market. Although competition is more intense in these additional markets, they are expanding and AII believes that significant opportunities exist therein. AII's strategy to meet this competition is to enter niche markets where AII's strengths can most effectively meet customers' requirements.

On January 29, 1996, Volt caused its wholly-owned subsidiary, Autologic, Incorporated ("Autologic"), to be merged with and into AII (a newly formed subsidiary of Volt) and contemporaneously caused all of the capital stock of certain foreign subsidiaries of Volt to be transferred to AII. At that time, Information International, Inc. ("Triple-I), a publicly held company was, pursuant to a vote of its stockholders, also merged with and into AII, as a result of which the former owners of Triple-I became the owners of 41% (with Volt owning the remaining 59%) of the then outstanding common stock of AII. The foregoing formation transactions are collectively referred to as the "Merger".

The Company's reported results of operations contained in this Report for periods prior to January 29, 1996 reflect only the operations of Autologic and not those of Triple-I and for subsequent periods reflect the operations of the combined entities. Accordingly, the Company believes that information contained in this Report which compares results for periods of this segment before and after the Merger are not comparable, as they do not reflect results for comparable business structures. In addition, during the period subsequent to the Merger, AII effected various restructuring and, therefore, results for the nine month period of fiscal 1996 subsequent to the Merger are not indicative of results that may be expected for any subsequent period.

In general, AII's systems consist of computers and computer-based products used for scanning images, storing and retrieving computerized text and images and controlling output of those elements to various output devices, such as laser imaging systems, proofers, platemakers and telecommunications systems. The Company also produces a variety of hardware and software interface products that enable different computers and other products to communicate and transfer information efficiently. To meet the specific requirements of AII's customers, AII's products can be integrated into complete systems, integrated with a customer's existing products (whether previously purchased from AII or from another vendor) or sold and used individually as "stand alone" units.

AII's systems are available in a variety of hardware and software configurations on a broad base of computer hardware platforms which allow them to be structured to meet the individual needs of members of the prepress industry, including publishers of newspapers, telephone directories, magazines, books, directories, catalogues, yearbooks, print advertising, checks, and other quality graphic art printed products. To satisfy this diverse customer base, AII offers systems providing different speed, page size and output quality requirements, depending on the customer's requirements for final publication. These systems normally output either to film or photographic paper (both of which are then used to make printing press plates) or the printing press plates themselves.

Marketing and sale of AII's products within the United States, Canada, Australia and parts of Europe is provided by AII's direct sales force, and through independent foreign distributors elsewhere. AII has established a European operations headquarters near London, England and a Pacific operations headquarters in Sydney, Australia.

Sales made outside the United States by AII subsidiaries, of products manufactured or assembled in the United States, together with export sales by AII directly to unaffiliated foreign customers, amounted to $46.2 million in fiscal 1996, $36.2 million in fiscal 1995 and $31.2 million in fiscal 1994.

In the past, both Autologic and Triple-I were adversely affected by general economic recessions in the United States and in other countries where AII's products are sold. In addition, a significant portion of AII's business is in the newspaper publishing industry, which has in the past experienced significant downturns during recessions. Recently newspapers have sought to reduce costs and expenditures to offset increased newsprint costs, intense competition for advertising revenues by newspapers and other media and reduced readership of the smaller number of newspapers, especially in the United States. These factors have resulted in reductions in equipment purchases by AII's traditional customers, adversely affecting AII's performance. However, newsprint costs have decreased in recent months, which may increase the newspapers' ability to make additional capital expenditures.

AII operates in a highly competitive marketplace with many competitors. Its position in its markets depends largely upon its reputation, the quality, design and pricing of its products, its ability to maintain high level technological capabilities, foresee market changes and continue to identify, develop and commercialize innovative and competitive products and systems, the timeliness of its deliveries and its field service. Technological advancements, "open system" architecture (which allows customers to assemble standardized component products themselves from several different sources) and general market conditions have increased price competition. A number of firms, some of which are substantially larger and have substantially greater financial resources than AII, manufacture one or more prepress products competing with each of AII's prepress products. Some of these competitors sell their products as complete prepress systems, for some of which AII has no competing systems. Other competitors grant significant discounts of their products which compete with AII's products in order to promote sales of ancillary products as to which AII has no competing product.

As a result of this increasing competition, as well as changing patterns of customer purchasing which have produced an industry-wide trend toward the purchase of open systems, the industry, including AII, has experienced downward pressure on profit margins on sales of equipment and software which is likely to continue. Gross profit margins on customer services have likewise been under considerable pressure in recent years, which is attributable to the industry trend towards using open systems, which enables the user to service some equipment in-house and, because such products are more software oriented, obtain some service from AII through remote data transfer, rather than on-site.

AII holds several patents and trademarks related to its products; however, it does not believe that any of these is material to AII's business. AII is also a licensee of technology from many of its suppliers, none of which individually is considered material to AII's business.

JOINT VENTURES

A subsidiary of the Company is a 12-1/2% shareholder in Pacific Access Pty. Ltd. ("Pacific Access"), a joint venture company in Australia. This venture, which commenced operations in July 1991, assumed responsibility throughout Australia for the marketing, selling and compilation functions of all yellow pages directories of Telstra Corporation Ltd., the Australian government-owned telephone company, under the terms of a twelve-year contract. Telstra Corporation Ltd. owns fifty percent of the voting common stock of Pacific Access, while subsidiaries of Volt, Southwestern Bell, Bell Canada and Edward H. O'Brien Industries each hold twelve and one-half percent.

In January 1997, the Company sold its interest (acquired in July 1994) in Telelistas Editora Ltda., a Brazilian company which has a contract to publish Rio de Janeiro's official telephone directories on behalf of the government-owned telephone company. The Company's interest consisted of 50% of the common shares and 75% of the redeemable preferred shares and debt in Telelistas.

For further information concerning the Company's operations and joint ventures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Research and Development

During fiscal years 1996, 1995 and 1994, the Company expended approximately $12,187,000, $6,989,000 and $6,262,000, respectively, on research and development, all of which is Company sponsored. A major portion of research and development expenditures were incurred by the Electronic Publication and Typesetting Systems segment, the Telephone Directory segment and the Computer Systems segment.

The increase in fiscal year 1996 was due to increased efforts of these segments to develop new products, upgrade existing products, and maintain competitive positions by enhancing the quality, efficiency, reliability and price/performance of products.

Customers

No customer represented more than 10% of the Company's consolidated revenues for the year ended November 1, 1996. However, in fiscal year 1996, the Technical Services and Temporary Personnel segment's sales to one customer represented approximately 13% of the total sales of that segment; the Telephone Directory segment's sales to one customer represented approximately 20% of the total sales of that segment; the Telecommunications Services segment's sales to three customers represented approximately 25%, 23% and 15% of the total sales of that segment; and the Computer Systems segment's sales to three customers represented approximately 27%, 12% and 11% of the total sales of that segment. Each of these segments is dependent on such respective customers. In the event that there were a loss of one or more of these customers and, unless the business is replaced by that segment, there could be an adverse effect on the results for that segment's business, although the Company does not believe that there would be an adverse effect on the Company taken as a whole.

Seasonality

Historically, the Company's results of operations have been lower in its first fiscal quarter as a result of reduced requirements for its technical and temporary personnel due to the holiday season. In addition, Pacific Access (see "Joint Ventures" above) produces a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters. The Uruguayan division produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter, and DataNational's revenues and profits are lower in the Company's first fiscal quarter due to the seasonality of its directory closing schedule. Sales by AII are generally lower in the months of November and December due to the holiday season, which is a peak publishing period when customers are reluctant to install and test new equipment.

Employees

During the week ended November 1, 1996, Volt employed approximately 31,400 persons, including approximately 26,400 persons who were on temporary assignment for the Technical Services and Temporary Personnel segment.

Volt is a party to two collective bargaining agreements which cover a small number of employees.

Certain of the services rendered by Volt's Electronic Publication and Typesetting Systems, Telephone Directory and Computer Systems segments require highly trained technical personnel in specialized fields some of whom are currently in short supply and, while the Company currently has a sufficient number of such technical personnel in its employ, there can be no assurance that in the future these segments can continue to employ sufficient technical personnel necessary for the successful conduct of such services.

Management currently believes that its relations with its employees are satisfactory.

Regulation

The Company's business is not subject to specific industry government regulations. In connection with foreign sales, it is subject to the Foreign Corrupt Practices Act and export controls. The export of certain technologies are restricted. At the present time, and with respect to the countries in which the Company's Electronic Publication and Typesetting Systems, Telephone Directory and Computer Systems segments currently sell most of their products, the sale of their current products, both hardware and software, are permitted pursuant to a general export license. If the Company began selling to countries designated by the United States as sensitive, such sales would be subject to more restrictive export regulations.

Compliance with applicable present federal, state and local environmental laws and regulations has not had, and the Company believes that compliance with such laws and regulations in the future will not have, a material effect on the Company's earnings, capital expenditures or competitive position.

See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  PROPERTIES

The Company occupies 41,000 square feet at 1221 Avenue of the Americas, New York, New York under a lease which expires in 2000. The facility is shared by its corporate headquarters, its Computer Systems' segment headquarters and a regional headquarters of its Technical Services and Temporary Personnel segment. The following table sets forth certain information as to each of the Company's other major facilities:

                                                    Sq. Ft.
                                                    Leased             If Leased,
                                                      or             Year of Lease
Location            Business Segment                 Owned             Expiration
--------            ----------------                -------          -------------
Anaheim,            Telephone Directory              39,000*             owned
California          Computer Systems
                    Technical Services and
                      Temporary Personnel

El Segundo,         Technical Services and           20,000              owned
California            Temporary Personnel
                    Telephone Directory

Thousand Oaks,      Electronic Publication and      134,000              owned
California             Typesetting Systems

Orange,             West Region Headquarters        200,000*             owned
California          Accounting Center
                    Technical Services and
                      Temporary Personnel
                    Telephone Directory
                    Computer Systems

San Diego,          Technical Services and           20,000              owned
California             Temporary Personnel

Norcross,           Electronic Publication and       13,000               1998
Georgia                 Typesetting Systems
                    Technical Services and
                      Temporary Personnel
                    Telecommunications Services

Indianapolis,       Telephone Directory              22,000               1998
Indiana             Technical Services and
                      Temporary Personnel

                                                    Sq. Ft.
                                                    Leased             If Leased,
                                                      or             Year of Lease
Location            Business Segment                 Owned             Expiration
--------            ----------------                -------          -------------
Wallington,         Computer Services                 32,000               1997
New Jersey

Blue Bell,          Telephone Directory               52,000               2001
Pennsylvania


Montevideo,         Telephone Directory               96,000               2001
Uruguay

Chantilly,          Telephone Directory               20,000               2000
Virginia            Computer Systems
                    Technical Services and
                       Temporary Personnel

Redmond,            Technical Services and
Washington             Temporary Personnel            21,000               1998

Los Angeles,        Electronic Publication and
California             Typesetting Systems            52,000               1999

* See Note G of Notes to Consolidated Financial Statements for information regarding a term loan secured by these properties.

In addition, the Company leases space in approximately 207 other facilities throughout the United States and Europe (excluding month-to-month rentals), each of which consists of less than 10,000 square feet. These leases expire at various times from 1997 until 2002 (with one, in the United Kingdom, expiring in 2010).

At times, the Company leases space to others in the buildings which it owns if it does not then require the space for its own business.

The Company believes that its facilities are adequate for its presently anticipated requirements and that it is not dependent upon any individually leased premises.

For additional information pertaining to properties, see Note O of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

          Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

Executive Officers

WILLIAM SHAW, 72, a founder of the Company, has been President and Chairman of the Board of the Company for more than the past five years and has been employed in executive capacities by the Company and its predecessors for over forty years. He is the brother of Jerome Shaw.

JEROME SHAW, 70, a founder of the Company, has been Executive Vice President and Secretary of the Company for more than the past five years and has been employed in executive capacities by the Company and its predecessors for over forty years. He is the brother of William Shaw.

IRWIN B. ROBINS, 62, has been a Senior Vice President of the Company since September 1985. For more than five years prior thereto, he served as Vice President and General Counsel of the Company.

JAMES J. GROBERG, 68, has been a Senior Vice President of the Company since September 1985. Mr. Groberg also served as Treasurer of the Company from September 1985 to January 1994 and Executive Vice President and Treasurer of the Company from July 1973 until April 1981.

HOWARD B. WEINREICH, 54, has been General Counsel of the Company since September 1985 and served as Associate General Counsel of the Company from September 1981 until he assumed his present position.

JACK EGAN, 47, has been Vice President - Corporate Accounting and Principal Accounting Officer since January 1992. For more than five years prior thereto, he served as Assistant Controller of the Company.

DANIEL G. HALLIHAN, 48, has been Vice President - Accounting Operations since January 1992. For more than five years prior thereto, he served as Director of Corporate Financial Planning & Control.

LUDWIG M. GUARINO, 45, has been Treasurer of the Company since January 1994. For more than five years prior thereto, he served as Assistant Treasurer of the Company.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the NASDAQ National Market (NASDAQ Symbol-Volt). The following table sets forth the high and low prices of Volt's common stock, as reported by NASDAQ, without retail mark-up, mark-down or commission:

                                 1996                       1995(a)
                            --------------             ---------------
Fiscal Period               High       Low             High        Low
                            ----       ---             ----        ---
First Quarter             $27-1/2      $22           $14-3/4     $12-7/8
Second Quarter             31           19            16-5/8      13-5/8
Third Quarter              45-1/2       28-1/4        16          14-1/8
Fourth Quarter             44-1/4       37            24-3/4      14-5/8

(a) Restated to reflect a two-for-one stock split, effected on October 6, 1995.

The approximate number of record holders of the Company's common stock at January 17, 1997 was 416.

Cash dividends have not been paid during the two-year period ended November 1, 1996. The Company has agreements, which contain financial covenants, the most restrictive of which requires the Company to maintain a consolidated net worth of $93,225,000. At November 1, 1996, this condition was met. (See Note G of Notes to Consolidated Financial Statements).

ITEM 6.  SELECTED FINANCIAL DATA

                                                                            Year Ended (Note 1)
                                                   --------------------------------------------------------------------
                                                   November       November       October        October         October
                                                   1, 1996        3, 1995       28, 1994        29, 1993       30, 1992
                                                   -------        -------       --------        --------       --------
                                                                  (Dollars in thousands, except per share data)

Revenues                                          $1,053,496     $  907,362    $  734,486      $  565,173     $  530,567
                                                  ==========     ==========    ==========      ==========     ==========

Income (loss) from operations
 before extraordinary item and cumulative
 effect of a change in accounting                 $   22,435*    $   16,386*   $   12,044*     $   (3,674)*   $    1,091*
Extraordinary item-loss on the
 repurchase of debt, net of income taxes--Note 2         (87)           (62)         (271)
Cumulative effect of a change in accounting
 for income taxes--Note 3                                                                             959
                                                  ----------     ----------    ----------      ----------     ----------

Net income (loss)                                 $   22,348     $   16,324    $   11,773      $   (2,715)    $    1,091
                                                  ==========     ==========    ==========      ==========     ==========

                                                                                Per Share Data

Income (loss) from operations
 before extraordinary item and cumulative
 effect of a change in accounting                 $     2.27*    $     1.70*   $     1.26*     $     (.38)*   $      .11*
Extraordinary item                                      (.01)          (.01)   $     (.03)
Cumulative effect of a change in accounting
 for income taxes                                                                                     .10
                                                  ----------     ----------    ----------      ----------     ----------
Net income (loss)                                 $     2.26     $     1.69    $     1.23      $     (.28)    $      .11
                                                  ==========     ==========    ==========      ==========     ==========

Number of shares used in computation               9,866,443      9,634,334     9,605,492       9,597,726      9,580,762

Total assets                                      $  337,144     $  264,011    $  226,904      $  235,892     $  226,502

Long-term debt, net of current portion            $   57,395     $   28,819    $   40,788      $   58,095     $   81,076

Note 1--Fiscal years 1992 through 1994 and 1996, were comprised of 52, weeks while fiscal year 1995 was comprised of 53 weeks.

Note 2--See Note G of Notes to Consolidated Financial Statements for fiscal years 1996, 1995 and 1994.

Note 3--The cumulative effect of adopting statement No. 109, "Accounting for Income Taxes."

Note 4--Cash dividends have not been paid during the five-year period ended November 1, 1996.

* The results of operations include the following gains and (losses) on the sale or write-down of marketable securities: 1996 - $52,000; 1994 - ($7,000); 1993 - $199,000 or $.02 per share and 1992 - $541,000 or $.06 per share.

    The results for the fiscal year ended November 1, 1996 included gains aggregating $2,625,000 ($1,600,000, net of taxes or $.16 per share), as a result of an agreement to pay a premium to an insurance carrier to close out prior years' retrospective insurance policies at an amount less than related liabilities for workers' compensation insurance previously provided by the Company.

   In October 1996, the Internal Revenue Service concluded its examination of the Company's tax returns for fiscal 1989 through 1993. As a result of the examination, $1,414,000 ($.14 per share) and $723,000 ($443,000, net of taxes, or $.04 per share) were included as a tax benefit and interest income, respectively, for fiscal year ended November 1, 1996.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information which appears below relates to prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations and no inferences as to future operations should be drawn. This discussion and analysis contains forward- looking statements which, in addition to assuming a continuation of the degree and timing of customer utilization and rate of renewals of contracts with the Company at historical levels, are subject to a number of known and unknown risks that, in addition to general economic, competitive and other business conditions, (many of which are discussed elsewhere in this Report) could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. The following discussion should be read in conjunction with the Industry Segment Data in Item 1 of this Report and the Consolidated Financial Statements and Notes thereto which appear in Item 8 of this Report.

Results of Operations - Summary

Revenues in fiscal 1996 increased by $146,134,000, or 16%, from fiscal 1995, as sales increased by $141,607,000, or 16%. Revenues in 1996 included a pretax gain of $3,666,000 from the sale of an interest in the Company's Electronic Publication and Typesetting Systems segment. Revenues in fiscal 1995 increased by $172,876,000, or 24%, from fiscal 1994, as sales increased by $186,436,000, or 26%. The increase in sales in 1996 and 1995 are primarily attributable to increases in the Technical Services and Temporary Personnel segment of $143,939,000 and $137,836,000, respectively, and the Telecommunications Services segment of $23,482,000 and $15,314,000, respectively. This was partially offset, in 1996, by a decrease in the Computer Systems segment of $52,874,000 due to the completion in 1995 of several long-term contracts, which were accounted for under the completed contract method of accounting.

The Company's income before income taxes, minority interests, and extraordinary items, increased by 23% in 1996 to $33,597,000, and by 38% in 1995 to $27,281,000. The 1996 results include a $3,666,000 pretax gain on the sale of interest in subsidiaries. The increase in operating profit in 1996 was primarily from the Telephone Directory segment, with an increase of $3,352,000, and the Telecommunications Services segment, with an increase of $3,306,000, partially offset by the Electronic Publication and Typesetting systems segment, with a decrease of $5,273,000. The increase in the operating profit in 1995 was primarily from the Technical Services and Temporary Personnel segment, with an increase of $11,780,000, and the Computer Systems segment, with an increase of $8,563,000.

The extraordinary items in fiscal 1996, 1995 and 1994 were losses of $87,000, $62,000, and $271,000, respectively, due to the early redemption at par of $22,854,000, $10,000,000 and $30,000,000 face value of the Company's 12-3/8%
Subordinated Debentures.

Net income in fiscal 1996, 1995 and 1994 was $22,348,000, $16,324,000, and
$11,773,000 respectively.

The fiscal 1996 and 1994 years include 52 weeks, compared to 53 weeks in fiscal 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Results of Operations - Segments

The Company's consolidated operating profit was $44,509,000 in fiscal 1996, compared to $42,493,000 in fiscal 1995 and $22,982,000 in fiscal 1994. (See Industry Segment Data in Item 1 of this Report and Note J of Notes to Consolidated Financial Statements in Item 8 of this Report).

The Technical Services and Temporary Personnel segment's sales increased by $143,939,000, or 25%, in fiscal 1996 to $716,285,000 and by $137,836,000, or
32%, in fiscal 1995 to $572,346,000. Operating profit of the segment decreased by $771,000, or 3%, to $27,346,000 in fiscal 1996 after having increased by $11,780,000, or 72%, to $28,117,000 in fiscal 1995. Approximately $48,100,000, or 33%, of the segment's 1996 sales increase and $11,700,000, or 8%, of the 1995 sales increase was due to pass-through costs primarily related to the use of subcontractors to service large national contracts. In fiscal 1996 and 1995, approximately $28,000,000 and $56,000,000, respectively, of the segment's sales increase resulted from business with new customers, with pre-existing customers accounting for the balance of the sales increase. In fiscal 1995, a new customer, with a high gross margin, accounted for approximately $38,000,000 of the increase in sales. However, subsequent to February 1996, the segment's services to that customer were no longer required. The operating profit decrease in fiscal 1996 was due to a 1.8 percentage point decrease in gross margin, as well as increases in overhead due to opening new offices to service national contracts, partially offset by the increased sales and a $2,100,000 retrospective workers' compensation insurance adjustment. One-half of the 1.8 percentage point decrease in gross margin was due to higher subcontractor usage billed without a mark-up. The loss of the high-margin customer discussed above, lower margins on the increasing business with large national contracts, and an increase in unemployment insurance costs accounted for the remainder of the gross margin decline. The operating profit increase in fiscal 1995 was due to the increased sales volume and a .9 percentage point increase in gross margin resulting from lower workers' compensation insurance and other costs, partially offset by increases in overhead to support the additional sales. Downward pressures on operating margins are anticipated for fiscal 1997 due to increases in overhead to open new offices, particularly on-site offices for national accounts, start-up costs related to new contracts and additional personnel to bid and service national accounts, as well as significantly increased competition. As revenues from these new contracts reach their anticipated levels in the second half of fiscal 1997, operating profits should begin to increase. Although the markets for the segment's services include a broad range of industries throughout the United States, general economic difficulties in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of this segment.

The Telephone Directory segment's sales increased by $8,844,000, or 13%, to $78,611,000 in fiscal 1996 and decreased by $4,388,000, or 6%, to $69,767,000 in fiscal 1995. In fiscal 1996, the segment's operating profit increased by $3,352,000, or 223%, to $4,858,000. In fiscal 1995, the segment's operating profit decreased by $5,189,000, or 78%, to $1,506,000. The fiscal 1996 sales increase was due to a 11% increase in telephone directory production volume, an increase in independent directory sales of 20% and increased sales by the Uruguayan division of 19%. The increase in operating profit in fiscal 1996 was due to the sales increase discussed above and higher gross margins on the telephone directory production sales, partially offset by higher printing costs in the Uruguayan printing operation resulting from a move to a new facility and installation of new equipment. The fiscal 1995 sales decline was due to a decrease in telephone directory production volume, primarily related to the expiration of a contract in early 1995, which generated sales of $9,000,000 in fiscal 1994, partially offset by increases in independent directory sales of 16% and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

increased volume in the Uruguayan division of 15%. The fiscal 1995 decline in operating profit was due to the lower telephone directory production sales volume, an increase in costs to develop new directory management systems and start-up losses incurred in the automated production of newspaper display advertisements. This segment's services are rendered under various short and long-term contracts, some of which expired in 1996 while others were renewed and new contracts were awarded to the segment. A contract with one customer, which accounted for approximately 19% of the segment's revenues and 61% of the segment's operating profit for fiscal 1996, is scheduled to expire on December 31, 1997, with the customer having renewal options. However, the segment has obtained several significant contracts which have begun in fiscal 1997. Other contracts are scheduled to expire in 1997 through 2001. While the segment believes it can secure renewals and/or extensions of some of the contracts which are scheduled to expire, some of which are material this segment, and obtain replacement business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the segment, on satisfactory terms.

The Telecommunications Services segment's sales increased by $23,482,000, or 35% to $91,472,000 in 1996 and $15,314,000, or 29%, to $67,990,000 in fiscal 1995.
Operating profit of the segment increased by $3,306,000, or 54% in fiscal 1996 to $9,484,000, and by $5,386,000, or 680% in fiscal 1995 to $6,178,000. The fiscal 1996 sales increase was due to a 32% increase in the Construction division and a 29% increase in the Business Systems division. Operating results improved due to increased sales volume, and a 1.9 percentage point decrease in overhead expended per sales dollar. The fiscal 1995 sales increase was due to a 37% increase in the Construction division and an 8% increase in the Business Systems division. Fiscal 1995 operating income improved due to the increased sales volume, an increase in the gross margin of 1.3 percentage points and a 6.8 percentage point decrease in overhead expended per sales dollar.

The Computer Systems segment's sales decreased by $52,874,000, or 40%, to $79,086,000 in fiscal 1996 after having increased by $32,825,000, or 33%, to $131,960,000 in fiscal 1995, from $99,135,000 in fiscal 1994. The segment had operating profits in fiscal 1996 and 1995 of $7,707,000 and $6,395,000, respectively, as compared to an operating loss of $2,168,000 in fiscal 1994. The 1996 and 1995 sales included revenues of $28,000,000 and $85,000,000, respectively, recognized on customer acceptance of several major Delta Operator Service Systems (DOSS). The higher level of sales in 1995, than in 1996 was due to a greater number of DOSS systems accepted by customers in 1995. Fiscal 1996 sales included increased sales of conservation services to utilities. The increase in operating profit in 1996 was primarily due to increased profits on conservation services to utilities. The fiscal 1995 increase in sales and operating profit over 1994 levels was primarily due to a higher number of DOSS systems accepted in 1995 compared to 1994, increased maintenance revenues and increased sales and profits on conservation services to utilities. The segment anticipates that a contract with one customer, which accounted for approximately 9% of the segment's revenues and 46% of the segment's operating profits for fiscal 1996, will expire in fiscal 1997, because the customer no longer requires Volt's services. Under the completed contract

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

method of accounting used by this segment, revenues together with related costs are recognized in income upon acceptance by the customer. Since sales of systems under large contracts are generally recorded upon customer acceptance, acceptance in a particular year may affect the comparability of results with other years. Although sales of systems are normally not recurring, a larger installed base provides opportunities for future expansion of existing customer systems, system enhancement sales and maintenance revenue.

The Electronic Publication and Typesetting Systems segment's sales increased by $18,833,000, or 27%, to $89,238,000 in fiscal 1996 and increased by $5,082,000, or 8%, to $70,405,000 in fiscal 1995. The segment incurred an operating loss in fiscal 1996 of $4,817,000, compared to operating profit of $456,000 and $1,334,000, respectively, in fiscal 1995 and 1994. Since January 29, 1996, the segment has been comprised of the Company's former Autologic, Incorporated subsidiary and related foreign subsidiaries ("Autologic"), which were combined on that date with Information International Incorporated ("Triple-I") as a publicly held company. (See Note I in the Notes to Consolidated Financial Statements). The results of operations for all periods prior to the merger reflect the results of Autologic on a stand-alone basis, while results subsequent to that date reflect the combined operations of Autologic and Triple-I. The fiscal 1996 sales increase resulted primarily from the integration of the two businesses. Had this transaction occurred at the beginning of fiscal year 1995, sales in 1996 would have been $99,194,000 compared to sales of $104,643,000 in 1995. The decrease of $5,449,000, or 5.2%, was primarily due to the phase out of a product line by Triple-I. The 1996 operating loss included $700,000 of restructuring charges and $1,602,000 for amortization of intangibles resulting from the merger. The decrease in operating profits in 1996 was also due to a 4 percentage point increase in total operating expenses expended per sales dollar, partially offset by the increased sales volume. The fiscal 1996 increase in operating expenses included a 76% increase in engineering, research and development and a 35% increase in selling and administrative expenses. These expenses increased at a greater rate than sales in 1996 due to additional new product and expansion into new markets. The fiscal 1995 sales increase was primarily due to increased equipment sales in overseas markets. Despite the increase in sales, operating profits decreased by $878,000, or 66%, in fiscal 1995 to $456,000, primarily due to a reduction in the gross margin of 2.3 percentage points, partially offset by a 1.2 percentage point decrease in total operating expenses expended per sales dollar. The decrease in the gross margin percentage resulted from a change in the product mix (a decrease in sales of some high-margin products and an increase in sales of some low-margin items which are in direct competition with other manufacturers' products). The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal years 1996, 1995 and 1994 of equipment introduced within the last three years comprising approximately 98%, 84% and 84%, respectively, of equipment sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Results of Operations - Other Interest income increased by $1,086,000, or 54%, in fiscal 1996 and increased by $673,000, or 50%, in fiscal 1995. The fiscal 1996 increase was primarily due to $723,000 of interest income received on a tax refund from the Internal Revenue Service as the result of the completion of an examination of the Company's tax returns for fiscal years 1989 to 1993. The fiscal 1995 increase was primarily due to higher prevailing rates and additional funds available for investment in interest-bearing securities.

The Company's equity in the net loss of its joint ventures was $1,414,000 in 1996, compared to a net loss of $1,000,000 in 1995 and net income of $3,055,000 in 1994. The fiscal 1996 and 1995 decreases were due to the start-up losses incurred by the Company's Brazilian joint venture which began operations in July 1994. The Company's share of the income of its Australian joint venture, which produces a major portion of its revenues and significantly all of its profit in the Company's second and third fiscal quarters, increased by $242,000 and $313,000 in fiscal 1996 and 1995, respectively, due to increased revenues. In January 1997, the Company sold its 50% interest in Telelistas Editora Ltda. ("Telelistas"), a Brazilian joint venture, which is the official publisher of telephone directories in Rio de Janeiro, for the government-owned telephone company (see Note L of Consolidated Notes to Financial Statements).

In February 1994, the Company sold for $16,400,000 its 50% interest in Pacific Volt Information Systems, a joint venture, which composed telephone directories in California under a contract that was due to expire in 1996. The sale resulted in a pretax gain of $9,770,000.

Selling and administrative expenses increased by $7,848,000, or 17%, to $52,848,000 in 1996 and by $2,491,000, or 6%, to $45,000,000 in 1995 to support the increased sales activities. These expenses expressed as a percentage of sales were 5.0% in each of the fiscal years 1996 and 1995 and 5.9% in 1994.

Research and development expenses increased by $5,198,000, or 74%, to $12,187,000 in 1996 and by $727,000, or 12%, to $6,989,000 in 1995. The increase in 1996 was due to additional product development by the Telephone Directory, Computer Systems and, as a result of the combination of Autologic and Triple-I, the Electronic Publication and Typesetting Systems segments. The increase in 1995 was due to additional product development by the Telephone Directory and Computer Systems segments, partially offset by a decrease in the Electronic Publication and Typesetting Systems segment. The decrease in the Electronic Publication and Typesetting Systems segment in 1995 was due primarily to a reduction in certain development projects.

Depreciation and amortization increased by $3,683,000, or 29%, to $16,299,000 in 1996 and by $1,305,000, or 12%, to $12,616,000 in 1995. The fiscal 1996 and 1995 increases are due to increased fixed asset expenditures in 1994, 1995 and 1996, and, in 1996, to the amortization of goodwill created in the Autologic transaction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

The foreign exchange loss in fiscal year 1996 was $516,000, compared to a gain in 1995 of $186,000, and a loss of $39,000 in fiscal 1994. The foreign exchange losses in 1996 and 1994 were due to unfavorable, and the gain in 1995, was due to favorable, currency movements in the European currency market. To minimize the potential adverse impact on the Company's foreign currency receivables and sales when the dollar strengthens against foreign currencies, foreign currency options are purchased.

Interest expense decreased by $878,000, or 15%, to $5,167,000 in 1996 and by $1,423,000, or 19%, to $6,045,000 in 1995. The decreases in 1996 and 1995 were due to redemptions and the retirement of $30,000,000 (in 1994), $10,000,000 (in
1995), and the remaining $22,854,000 (in 1996) of the Company's 12-3/8%
Subordinated Debentures. The Company has established additional financing at lower costs through the issuance in a private placement of $50,000,000 and the sale of accounts receivable under a securitization program. In fiscal 1996, 1995 and 1994, other income reflects charges of $1,955,000, $2,133,000 and $1,557,000, respectively, for costs incurred in conjunction with the sale of accounts receivable (see Note C of Notes to Consolidated Financial Statements).

See Note F of Notes to Consolidated Financial Statements for information concerning the Company's effective tax rates for fiscal 1994 through fiscal 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources

Cash and cash equivalents decreased by $12,073,000 in 1996 to $13,277,000.

Cash of $16,346,000 was used by operating activities in 1996 as a result of the expansion of the Company's businesses. Primary among the factors providing cash flows to operating activities in 1996 were the Company's net income of $22,348,000, augmented by $16,299,000 of depreciation and amortization, and increases in accounts payable of $14,328,000 primarily due to the use of subcontractors by the Technical Services and Temporary Personnel segment to service national accounts. Among the principal uses of cash in operating activities in 1996 were an increase in the level of accounts receivable of $57,478,000 due to a $17,000,000 reduction in interests in accounts receivable sold at November 1, 1996 compared with November 3, 1995 (see Note C of Notes to Consolidated Financial Statements) as well as increased business with new and existing customers. A decrease in accrued expenses of $4,034,000 was primarily the result of an agreement to pay a premium totaling $4,050,000 to an insurance carrier to close out prior years' retrospective insurance policies, which resulted in a pretax gain of $2,625,000 (see Note K of Notes to Consolidated Financial Statements). A decrease in income taxes payable of $8,292,000 was due to the timing of tax payments made during the year.

The principal factors in the application of $22,558,000 to investing activities were the net expenditures for property, plant and equipment of $26,370,000 and the investment in joint ventures of $7,309,000.

The principal factors in cash provided by financing activities ($26,370,000) were proceeds of $50,000,000 from the private placement of the Company's 7.92% Senior Notes partially offset by the early redemption of $22,854,000 of the Company's 12-3/8% Subordinated Debentures.

In addition to its cash and cash equivalents, at November 1, 1996, the Company's investment portfolio, primarily U.S. treasury notes and certificates of deposit, had a carrying value of $4,458,000. In addition, the Company has the ability to sell up to $32,000,000 of additional receivables, in excess of amounts sold at November 1, 1996, under its existing receivable sales program. The Company also has $16,500,000 of credit lines with banks, of which $10,000,000 is under a revolving credit agreement that expires at August 1, 1997 unless renewed. The Company had outstanding bank borrowings of $5,414,000 at November 1, 1996 under such lines.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

The Company believes its current financial position, working capital financing lines and future cash flows will be sufficient to fund its presently contemplated operations and satisfy its debt obligations. The Company has no material capital commitments. The Company may determine, from time-to-time in the future, to buy shares of its common stock.

In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. SFAS 123 encourages, but does not require, adoption of a fair value based method. The Company has determined it will continue to account for such plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ERNST & YOUNG LLP
787 Seventh Avenue
New York, New York 10019
Phone #: 212-773-3000


REPORT OF INDEPENDENT AUDITORS

Board of Directors
Volt Information Sciences, Inc.


We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of November 1, 1996 and November 3, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 1, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at November 1, 1996 and November 3, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 1, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              Ernst & Young LLP
January 8, 1997

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                   November           November
                                                   1, 1996            3, 1995
                                                 ------------       ------------
ASSETS



CURRENT ASSETS

 Cash and cash equivalents--Note A               $ 13,277,000       $ 25,350,000
 Short-term investments--Notes B, N and O           4,458,000          1,047,000
 Trade accounts receivable less
  allowances of $5,191,000 (1996)
  and $3,943,000 (1995)--Note C
  and Schedule II                                 170,484,000        111,696,000
 Inventories--Notes A and D                        31,646,000         28,207,000
 Deferred income taxes--Notes A and F              11,757,000          8,711,000
 Prepaid expenses and other assets--Note L         11,524,000          7,204,000
                                                 ------------       ------------



TOTAL CURRENT ASSETS                              243,146,000        182,215,000

INVESTMENTS IN SECURITIES--
  Note B and Schedule II                                   --          4,136,000




INVESTMENTS IN JOINT VENTURES--

  Note L                                           11,179,000         13,903,000




PROPERTY, PLANT AND EQUIPMENT--
 at cost--Notes A, G and J
  Land and buildings                               33,589,000         33,591,000
  Machinery and equipment                          65,778,000         51,233,000
  Leasehold improvements                            4,263,000          2,818,000
                                                 ------------       ------------
                                                  103,630,000         87,642,000



  Less allowances for depreciation
   and amortization                                38,761,000         32,057,000
                                                 ------------       ------------
                                                   64,869,000         55,585,000
DEPOSITS, RECEIVABLES
   AND OTHER ASSETS                                 1,459,000          2,764,000

DEFERRED INCOME TAXES--
 Notes A and F                                      1,034,000                 --

INTANGIBLE ASSETS--net of accumulated
  amortization of $6,459,000 (1996) and
  $4,181,000 (1995)--Notes A and F                 15,457,000          5,408,000
                                                 ------------       ------------

                                                 $337,144,000       $264,011,000
                                                 ============       ============




                                                  November             November
                                                  1, 1996              3, 1995
                                                -------------        -------------
LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Notes payable to banks--Note E                $   5,414,000        $   5,154,000
  Current portion of long-term debt--
    Note G                                          1,949,000            2,000,000
  Accounts payable                                 43,345,000           30,786,000
  Accrued expenses
    Wages and commissions                          29,998,000           23,403,000
    Taxes other than income taxes                  12,149,000           10,059,000
    Insurance                                       9,334,000           18,893,000
    Other                                           8,229,000            6,686,000
  Customer advances and other liabilities          16,215,000           15,250,000
  Income taxes--Notes A and F                       3,022,000           12,401,000
                                                -------------        -------------

TOTAL CURRENT LIABILITIES                         129,655,000          124,632,000

LONG-TERM DEBT--Note G                             57,395,000           28,819,000

DEFERRED INCOME TAXES--
  Notes A and F                                            --            3,433,000
                                                -------------        -------------
                                                  187,050,000          156,884,000

MINORITY INTERESTS--Note I                         19,857,000                   --

STOCKHOLDERS' EQUITY--Notes
 A,B,C,G,H and L and Schedule II
    Preferred stock, par value $1.00
      Authorized--500,000 shares;
       issued--none
    Common stock, par value $.10
      Authorized--30,000,000 shares;
       issued--9,692,143 shares (1996)
       and 9,664,794 shares (1995)                    969,000              966,000
    Paid-in capital                                27,763,000           27,098,000
    Retained earnings                             101,505,000           79,157,000
    Cumulative foreign currency
       translation adjustment                          (4,000)            (168,000)
    Unrealized gain on
       marketable securities                            4,000               74,000
                                                -------------        -------------
                                                  130,237,000          107,127,000




COMMITMENTS--Note O
                                                -------------        -------------
                                                $ 337,144,000        $ 264,011,000
                                                =============        =============

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                                 YEAR  ENDED
                                                         ---------------------------------------------------------
                                                             November              November             October
                                                             1, 1996               3, 1995              28, 1994
                                                         ---------------        -------------        -------------
Revenues:
 Sales of services                                       $   960,438,000        $ 837,699,000        $ 656,212,000
 Sales of products                                            88,476,000           69,608,000           64,659,000
                                                         ---------------        -------------        -------------
   Total sales                                             1,048,914,000          907,307,000          720,871,000

 Interest income                                               3,095,000            2,009,000            1,336,000
 Gains (losses) on securities-net                                 52,000                                    (7,000)
 Equity in (loss) income of joint ventures--Note L            (1,414,000)          (1,000,000)           3,055,000
 Gain on sale of joint venture--Note L                                                                   9,770,000
 Gain on sale of interest in subsidiaries--Note I              3,666,000
 Other expense-net--Note C                                      (817,000)            (954,000)            (539,000)
                                                         ---------------        -------------        -------------
                                                           1,053,496,000          907,362,000          734,486,000
                                                         ---------------        -------------        -------------
Costs and expenses:
 Cost of sales:
   Services                                                  870,677,000          761,240,000          603,607,000
   Products                                                   60,026,000           47,104,000           41,984,000
 Selling and administrative                                   52,848,000           45,000,000           42,509,000
 Research and development                                     12,187,000            6,989,000            6,262,000
 Engineering                                                   2,179,000            1,273,000            1,479,000
 Depreciation and amortization                                16,299,000           12,616,000           11,311,000
 Foreign exchange loss (gain) - net                              516,000             (186,000)              39,000
 Interest expense                                              5,167,000            6,045,000            7,468,000
                                                         ---------------        -------------        -------------
                                                           1,019,899,000          880,081,000          714,659,000
                                                         ---------------        -------------        -------------
Income before income taxes and
 items shown below                                            33,597,000           27,281,000           19,827,000
Income tax provision--Notes A and F                           12,448,000           10,895,000            7,783,000
Minority interests--Note I                                     1,286,000
                                                         ---------------        -------------        -------------
Income before extraordinary item                              22,435,000           16,386,000           12,044,000
Extraordinary item-loss on repurchase of debt,
  net of income taxes--Note G                                    (87,000)             (62,000)            (271,000)
                                                         ---------------        -------------        -------------

NET INCOME                                               $    22,348,000        $  16,324,000        $  11,773,000
                                                         ===============        =============        =============

                                                                                Per Share Data

Income before extraordinary item                         $          2.27        $        1.70        $        1.26
                                                         ---------------        -------------        -------------
Extraordinary item                                                  (.01)                (.01)                (.03)
                                                         ---------------        -------------        -------------

NET INCOME                                               $          2.26        $        1.69        $        1.23
                                                         ===============        =============        =============

Number of shares used in computation--Note A                   9,866,443            9,634,334            9,605,492
                                                         ===============        =============        =============


See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            Cumulative
                                                                                             Foreign     Unrealized
                                           Common Stock                                      Currency    Gain (Loss)
                                          $.10 Par Value         Paid-In        Retained    Translation  On Marketable    Treasury
                                        Shares      Amount       Capital        Earnings    Adjustment   Securities        Stock
                                        ------      ------       -------        --------    ----------   ----------        -----
Balance at October 29, 1993            7,789,580   $ 779,000   $ 43,823,000   $ 79,882,000  $(706,000)                 $(46,100,000)

Stock award--1,000 shares                                             7,000                                                  11,000
Unrealized foreign currency
 translation adjustment--net of
 taxes of $338,000                                                                            423,000
Unrealized loss on marketable
 securities-net of $30,000
 tax benefit                                                                                             $(47,000)
Net income for the year                                                         11,773,000
                                      ----------   ---------   ------------   ------------  ---------    --------      ------------
Balance at October 28, 1994            7,789,580     779,000     43,830,000     91,655,000   (283,000)    (47,000)      (46,089,000)
Contribution to ESOP-8,621 shares                                   154,000                                                  96,000
Stock options exercised, including
  related tax benefit of $130,000         22,750       3,000        469,000
Cancellation of treasury stock        (2,977,933)   (298,000)   (16,873,000)   (28,822,000)                              45,993,000
Issuance of shares of common
  stock resulting from a two-for-one
  stock split in the form of a 100%
  stock dividend                       4,830,397     482,000       (482,000)
Unrealized gain on marketable
 securities-net of taxes of $78,000                                                                       121,000
Unrealized foreign currency
 translation adjustment--net of
 taxes of $58,000                                                                             115,000
Net income for the year                                                         16,324,000
                                      ----------   ---------   ------------   ------------  ---------    --------      ------------
Balance at November 3, 1995            9,664,794     966,000     27,098,000     79,157,000   (168,000)     74,000                --

Contribution to ESOP                      18,349       2,000        498,000
Stock awards                                 600                     11,000
Stock options exercised, including
 related tax benefit of $64,000            8,400       1,000        156,000
Unrealized foreign currency
 translation adjustment--net of
 taxes of $93,000                                                                             164,000
Unrealized loss on marketable
 securities-net of $45,000                                                                                (70,000)
 tax benefit
Net income for the year                                                         22,348,000
                                      ----------   ---------   ------------   ------------  ---------    --------      ------------

Balance at November 1, 1996            9,692,143   $ 969,000   $ 27,763,000   $101,505,000  $  (4,000)   $  4,000      $         --
                                      ==========   =========   ============   ============  =========    ========      ============




There were no shares of preferred stock issued or outstanding.

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED
                                                                ----------------------------------------------------
                                                                  November            November            October
                                                                  1, 1996             3, 1995             28, 1994
                                                                ------------        ------------        ------------
CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES

 Net income                                                     $ 22,348,000        $ 16,324,000        $ 11,773,000
 Adjustments to reconcile to cash (used in) provided
  by operating activities:
   Extraordinary loss                                                 87,000              62,000             271,000
   Depreciation and amortization                                  16,299,000          12,616,000          11,311,000
   Equity in (income) loss of joint ventures                       1,414,000           1,000,000          (3,055,000)
   Gain on sale of joint venture                                                                          (9,770,000)
   Gain on partial sale of subsidiaries                           (3,666,000)
   Distributions from joint ventures                               2,599,000           2,316,000           3,036,000
   Accounts receivable provisions                                  2,718,000           2,081,000           1,903,000
   Minority interests                                             (1,286,000)
   (Gains) losses on foreign currency translation                   (214,000)            102,000             755,000
   Losses (gains) on dispositions of property,
    plant and equipment                                               64,000            (354,000)            (68,000)
   Deferred income tax (benefit) expense                          (2,736,000)         (5,419,000)            816,000
   (Gains) losses on sales of securities                             (34,000)                                  7,000
   Other                                                              (8,000)            226,000             304,000
   Changes in operating assets and liabilities:
     Increase in accounts receivable                             (57,478,000)        (15,731,000)        (27,226,000)
     (Increase) decrease in inventories                           (1,661,000)         (3,124,000)            526,000
     Decrease in recoverable income taxes                                                                  4,695,000
     Decrease (increase) in prepaid expenses
      and other current assets                                     1,765,000          (2,892,000)            666,000
     Decrease (increase) in other assets                           1,379,000          (1,494,000)          1,654,000
     Increase (decrease) in accounts payable                      14,328,000           1,788,000            (108,000)
     (Decrease) increase in accrued expenses                      (4,034,000)         10,596,000          11,164,000
     Increase in customer advances
      and other liabilities                                           62,000           3,635,000           4,928,000
     (Decrease) increase in income taxes payable                  (8,292,000)         12,383,000             931,000
                                                                ------------        ------------        ------------

NET CASH (USED IN) PROVIDED BY OPERATING
 ACTIVITIES                                                      (16,346,000)         34,115,000          14,513,000
                                                                ------------        ------------        ------------

CASH (APPLIED TO) PROVIDED BY
 INVESTING ACTIVITIES

 Sales of investments                                                 48,000           1,050,000           6,851,000
 Maturities of investments                                         7,561,000          10,770,000          12,602,000
 Purchases of investments                                         (7,676,000)         (8,688,000)        (19,888,000)
 Investment in joint ventures                                     (7,309,000)         (5,049,000)         (2,517,000)
 Proceeds from sale of a joint venture                                                                    16,382,000
 Cash of acquired subsidiaries, less transaction costs             8,421,000
 Proceeds from disposals of property, plant and equipment            121,000             953,000             258,000
 Purchases of property, plant and equipment                      (21,700,000)        (11,886,000)        (14,916,000)
 Other                                                            (2,024,000)         (1,365,000)
                                                                ------------        ------------        ------------

NET CASH APPLIED TO INVESTING ACTIVITIES                         (22,558,000)        (14,215,000)         (1,228,000)
                                                                ------------        ------------        ------------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued

                                                                           YEAR ENDED
                                                      ----------------------------------------------------
                                                        November            November            October
                                                        1, 1996             3, 1995             28, 1994
                                                      ------------        ------------        ------------
CASH PROVIDED BY (APPLIED TO)
 FINANCING ACTIVITIES

   Payment of long-term debt                           (24,854,000)        (12,000,000)        (45,400,000)
   Proceeds from long-term debt                         50,000,000                              10,000,000
   Exercises of minority interest stock options            205,000
   Exercises of stock options                              103,000             341,000
   Increase (decrease) in notes payable-banks              916,000           1,030,000            (948,000)
                                                      ------------        ------------        ------------

NET CASH PROVIDED BY (APPLIED TO)
 FINANCING ACTIVITIES                                   26,370,000         (10,629,000)        (36,348,000)
                                                      ------------        ------------        ------------

Effect of exchange rate changes on cash                    461,000            (970,000)           (969,000)
                                                      ------------        ------------        ------------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                      (12,073,000)          8,301,000         (24,032,000)

Cash and cash equivalents, beginning of year            25,350,000          17,049,000          41,081,000
                                                      ------------        ------------        ------------

CASH AND CASH EQUIVALENTS,
 END OF YEAR                                          $ 13,277,000        $ 25,350,000        $ 17,049,000
                                                      ============        ============        ============

SUPPLEMENTAL INFORMATION

 Cash Paid During The Year

  Interest expense                                    $  5,390,000        $  6,512,000        $  8,846,000
  Income taxes, net of refunds                        $ 22,808,000        $  4,058,000        $  1,416,000



See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: The Company operates in three major businesses, consisting of five industry segments; Technical Services and Temporary Personnel; Telephone Directory; Telecommunications Services; Computer Systems; and Electronic Publication and Typesetting Systems.

Fiscal Year: The Company's fiscal year consists of the 52 or 53 weeks ending on the Friday nearest October 31. The 1996 and 1994 fiscal years were comprised of 52 weeks, compared with 53 weeks in fiscal year 1995.

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated upon consolidation. The minority interest primarily represents the 41% separate public ownership of Autologic Information International Inc. ("AII"). The Company has investments in joint ventures which are accounted for by the equity method.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Based Compensation: The Company accounts for its stock based compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees", and intends to continue to do so.

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

Investments: The Company's management determines the appropriate classification of marketable equity and debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Inventories: Manufacturing inventories are priced at the lower of cost, on a first-in, first-out basis, or market. Accumulated unbilled costs on contracts related to performing services are carried at the lower of actual cost or realizable value.

Long - Lived Assets: In fiscal 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed of". The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No such impairment indicators have been identified by the Company. Under Statement No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Property, Plant and Equipment: Depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to write off the cost of the assets over their estimated useful lives. Fully depreciated assets are written off against their related allowance accounts. The assets are depreciated over the following periods:

   Buildings                    - 25 to 31 1/2 years
   Machinery and equipment      - 3 to 15 years
   Leasehold improvements       - length of lease or life of asset, whichever is
                                  shorter

Intangible Assets: Intangible assets principally consist of the unamortized balances of the excess of cost over the fair value of the net assets of companies acquired. The intangibles are being amortized using the straight-line method, over a five to twenty-year period with an average remaining life of five years.

Income Taxes: Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note F).

Foreign Exchange Contracts: Gains and losses on foreign currency option and forward contracts designated as hedges of existing assets and liabilities and of identifiable firm commitments are deferred and included in the measurement of the related foreign currency transaction (see Note N).

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

NOTE B--INVESTMENTS IN SECURITIES

At November 1, 1996, short-term investments consist principally of U.S. treasury notes which mature within one year. At November 1, 1996, the Company's portfolio of debt securities had a market value of $4,458,000 and an amortized cost of $4,451,000. Gross unrealized holding gains of $7,000 ($4,000 net of taxes) are shown as an addition to stockholders' equity. At November 3, 1995, the Company's portfolio of debt securities had a market value of $5,183,000 and an amortized cost of $5,061,000, with gross unrealized holding gains of $122,000 ($74,000 net of taxes) shown as an addition to stockholders' equity.

NOTE C--ACCOUNTS RECEIVABLE

In October 1993, the Company entered into a three-year agreement to sell, on a limited recourse basis, up to $25,000,000 of undivided interests in a designated pool of certain eligible accounts receivable. In March 1995, the limit was increased to $45,000,000 and the agreement was extended to March 1998. As collections reduce previously sold undivided interests, interests in new receivables may be sold up to the $45,000,000 level. At November 1, 1996 and November 3, 1995, $13,000,000 and $30,000,000, respectively, of interests in accounts receivable had been sold under this agreement. The sold accounts receivable are reflected as a reduction of receivables in the accompanying balance sheets. The Company pays fees based primarily on the purchaser's borrowing cost incurred on short-term commercial paper which financed the purchase of receivables. Other income (expense) in the accompanying 1996, 1995 and 1994 statements of operations includes fees related to the agreement of $1,955,000, $2,133,000 and $1,557,000, respectively.

The purchaser may terminate the agreement on a minimum of six months' notice. In addition, the agreement may be terminated if the Company does not maintain a stated minimum tangible net worth, as defined, or exceeds a stated maximum ratio of debt to tangible net worth. At November 1, 1996, the Company was in compliance with such terms.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE D--INVENTORIES

Inventories consist of:                                November          November
                                                       1, 1996           3, 1995
                                                       -------           -------
                                                         (Dollars in thousands)
Services:
 Accumulated unbilled costs on:
   Service contracts                                   $17,651           $15,909
   Long-term contracts                                   1,694             2,980
                                                       -------           -------
                                                        19,345            18,889
                                                       -------           -------
Products:
  Materials                                              5,257             3,441
  Work-in-progress                                       2,654             1,377
  Service parts                                          2,396             1,124
  Finished goods                                         1,994             3,376
                                                       -------           -------
                                                        12,301             9,318
                                                       -------           -------
  Total                                                $31,646           $28,207
                                                       =======           =======

The cumulative amounts billed, principally under long-term contracts, of $3,418,000 at November 1, 1996 and $3,469,000 at November 3, 1995, are credited against the related costs in inventory. Substantially all of the amounts billed have been collected.

NOTE E--SHORT-TERM BORROWINGS

The Company has credit lines with domestic and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $16,500,000. The Company's revolving credit agreement, which extended the domestic credit line of $10,000,000 to August 1, 1997, contains various financial covenants. At November 1, 1996, the Company had outstanding domestic bank borrowings of $750,000 ($700,000 - 1995) and foreign bank borrowings of $4,664,000 ($4,454,000
- 1995). The weighted average interest rate of short-term borrowings at each year-end was 24% in 1996 and 20% in 1995. The weighted average interest rates are high due to a high proportion of the borrowings by the Uruguayan operation, whose interest rates reflect the country's high inflation level. Borrowings in Uruguay serve to hedge receivables against a loss in value due to the strengthening of the U.S. dollar against the Uruguayan currency.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

                                                                Year Ended
                                             ---------------------------------------------
                                             November           November           October
                                             1, 1996            3, 1995            28, 1994
                                             --------           --------           -------
                                                         (Dollars in thousands)
The components of income before
 income taxes based on the location of
 operations, consist of the following:
   Domestic                                  $ 33,049           $ 23,975           $16,322
   Foreign                                        548              3,306             3,505
                                             --------           --------           -------
                                             $ 33,597           $ 27,281           $19,827
                                             ========           ========           =======
The components of the income
 tax provision include:
Current:
   Federal                                   $ 10,928(a)        $ 12,201(a)          4,585(a)
   Foreign                                      1,513              1,247             1,233
   State and local                              2,743              2,866             1,149
                                             --------           --------           -------
     Total current                             15,184             16,314             6,967
                                             --------           --------           -------

Deferred:
   Federal                                     (2,181)            (4,357)              494
   Foreign                                       (643)               140               153
   State and local                                 88             (1,202)              169
                                             --------           --------           -------
     Total deferred                            (2,736)            (5,419)              816
                                             --------           --------           -------

   Total income tax provision                $ 12,448           $ 10,895           $ 7,783
                                             ========           ========           =======

(a) Reduced in 1996 by $158,000 of foreign tax credit carryforwards and reduced in 1996, 1995 and 1994, respectively, by benefits of $859,000, $247,000 and $374,000 from general business credits.

      As a result of the completion of a tax return examination for fiscal years 1989 through 1993, the 1996 current federal provision includes $1,414,000 of benefit related to the refund of previously paid taxes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                                                        Year  Ended
                                                         ---------------------------------------------
                                                         November         November           October
                                                          1, 1996          3, 1995            29, 1994
                                                         --------         --------           ---------

Statutory rate                                            35.0%             35.0%             35.0%
State and local taxes, net of federal
   tax benefit                                             4.7               3.9               4.6
Tax effect of foreign operations                           2.7               1.1               1.6
Goodwill amortization                                      2.3                .8               1.0
Adjustment resulting from conclusion
 of tax examination related to prior years                (4.2)
Utilization of net operating loss carryforward                              (2.5)             (2.4)
General business credits                                  (2.6)              (.9)             (1.9)
Other - net                                                (.8)              2.5               1.4
                                                          ----              ----              ----

Effective tax rate                                        37.1%             39.9%             39.3%
                                                          ====              ====              ====

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                       November             November
                                                                        1, 1996              3, 1995
                                                                       --------             --------

                                                                           (Dollars in thousands)

Deferred Tax Assets:
   Allowance for doubtful accounts                                     $  2,018             $  1,597
   Inventory valuation                                                    5,898                4,818
   Domestic net operating loss carryforwards                              3,954
Foreign tax credit carryforwards                                          1,205                1,363
   Vacation accruals                                                      1,430                1,198
   Warranty accruals                                                        292                  419
   Foreign asset bases                                                      920                  300
   Other--net                                                             1,625                  414
                                                                       --------             --------

Total deferred tax assets                                                17,342               10,109
   Valuation allowance for deferred tax assets                            1,252                1,477
                                                                       --------             --------

Net deferred tax assets                                                  16,090                8,632
                                                                       --------             --------

Deferred Tax Liabilities:
   Unremitted earnings of corporate
    joint ventures                                                        2,140                1,924
   Earnings of joint ventures not currently taxable                         464                  462
   Accelerated depreciation                                                 695                  968
                                                                       --------             --------
   Total deferred tax liabilities                                         3,299                3,354
                                                                       --------             --------

Net deferred tax assets                                                $ 12,791             $  5,278
                                                                       ========             ========

   Balance sheet classification:
   Current assets                                                      $ 11,757             $  8,711
   Noncurrent assets                                                      1,034
   Noncurrent liabilities                                                                     (3,433)
                                                                       --------             --------

Net deferred tax assets                                                $ 12,791             $  5,278
                                                                       ========             ========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE F--INCOME TAXES--Continued

As of November 1, 1996, for tax purposes, the Company had foreign tax credit carryforwards of $1,205,000, which will expire from 1997 through 2000. For financial statement purposes, a valuation allowance has been recognized to offset the deferred tax asset related to these carryforwards. At November 1, 1996, net deferred tax assets include $3,954,000 related to domestic net operating loss carryforwards of its 59% owned subsidiary, AII, of which $2,822,000 is subject to certain annual limitations. The carryforwards expire between 2008 and 2011. Although realization is not assured, management believes it is more likely than not that all of the asset related to such loss carryforwards will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

The valuation allowance was decreased during fiscal 1996 by $225,000 primarily as a result of the utilization of foreign tax credit carryforwards. The valuation allowance was decreased during fiscal 1995 by $1,525,000, primarily as a result of the utilization of domestic net operating loss carryforwards, partially offset by reserves for additional foreign tax credit carryforwards, which arose during such year, whose use is subject to limitations. The utilization of the net operating loss resulted in a $1,421,000 reduction to income tax expense and a $104,000 reduction to goodwill.

Income taxes are provided on the undistributed earnings of the Australian corporate joint venture, as remittances of such earnings are anticipated. Undistributed earnings of foreign subsidiaries ($1,757,000) at November 1, 1996 are considered permanently invested and, accordingly, no federal income taxes have been provided. Should these earnings be distributed, foreign tax credits would reduce the additional federal income tax which would be payable. Availability of credits is subject to limitations; accordingly, it is not practicable to estimate the amounts of the ultimate deferred tax liability, if any, on such accumulated earnings.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--LONG-TERM DEBT

Long-term debt consists of the following:                 November      November
                                                          1, 1996        3, 1995
                                                          -------        -------
                                                          (Dollars in thousands)

7.92% Senior Notes (a)                                    $50,000
12-3/8% Senior Subordinated Debentures,
 --net of unamortized discount of $36,000 (b)                            $22,819
Term Loan (c)                                               6,000          8,000
Notes Payable (d) & (e)                                     3,344
                                                          -------        -------
                                                           59,344         30,819
Less amounts due within one year                            1,949          2,000
                                                          -------        -------
  Total long-term debt                                    $57,395        $28,819
                                                          =======        =======

The aggregate maturities of long-term debt for the years 1997 through 2001 are as follows: $1,949,000, $1,949,000, $1,399,000, $11,399,000 and $12,648,000.

(a) On August 28, 1996, the Company issued $50,000,000 of Senior Notes in a private placement with institutional investors. The notes, which have a term of eight years, bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments, beginning in August 2000. A portion of the proceeds of the notes were used to retire the outstanding 12-3/8% Senior Subordinated Debentures. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants, the most restrictive of which requires the Company to maintain a consolidated net worth of $93,225,000.

(b) The Company's 12-3/8% Senior Subordinated Debentures were retired on September 27, 1996 at par plus accrued interest, resulting in an extraordinary charge of $87,000, net of income tax benefit of $55,000. During fiscal years 1995 and 1994, respectively, the Company redeemed $10,000,000 and $30,000,000 of the debentures, resulting in extraordinary charges of $62,000 and $271,000, net of income tax benefits of $42,000 and $157,000, respectively.

(c) In October 1994, the Company entered into a $10,000,000 five-year loan agreement with Fleet Bank, which is secured by a deed of trust on land and buildings (book value at November 1, 1996 - $15,022,000). In October 1996, certain conditions were met and the loan which bears interest at 7.86% per annum was extended for two years with a subsequent reduction of principal payments from $500,000 to $225,000 per quarter and final payment of $1,725,000, due October 2001.

(d) Includes two notes payable (which bear interest at 90 day commercial paper rates), each for $550,000, due on January 2, 1997 and January 2, 1998, respectively.

(e) An unsecured loan of $2,493,000 from Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The five-year loan, guaranteed by the Company, is to be repaid in semi-annual payments of $249,000 plus interest calculated at LIBOR (5.50% November 1, 1996) plus .25% through September 15, 2001.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--STOCK OPTION PLANS

The Non-Qualified Stock Option Plan adopted by the Company in fiscal 1980 terminated on June 30, 1990, except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at November 1, 1996 were granted at 100% of the market price on the date of grant and became exercisable cumulatively in increments of 20% per year in each of the second through sixth years after date of grant.

In May 1995, the Company adopted a new Non-Qualified Stock Option Plan which provides for the granting of options to acquire up to 800,000 shares of common stock to key employees of the Company. Option exercise prices may not be less than the fair market value of a share on the date the options are granted. The date each option becomes exercisable and the term of each option, which may not exceed ten years, are at the discretion of the Company.

Transactions involving outstanding stock options under these plans were:

                                                    1980 Plan                       1995 Plan
                                                    ---------                       ---------

                                            Number           Total            Number          Total
                                              of            Option             of             Option
                                            Shares           Price            Shares          Price
                                           --------         --------         --------        --------
                                                             (Dollars in thousands)

Outstanding, October 29, 1993               132,450         $  2,515
Cancelled                                    (1,000)             (16)
                                           --------        --------

Outstanding, October 28, 1994               131,450            2,499
Cancelled                                    (2,500)             (63)
Exercised                                   (22,750)            (341)
Stock Split (see Note K)                    110,200
                                           --------         --------

Outstanding, November 3, 1995               216,400            2,095
Exercised                                    (6,400)             (66)
Granted                                                                       477,050        $ 13,288
Cancelled                                                                     (10,700)           (290)
                                           --------         --------         --------        --------

Outstanding November 1, 1996                210,000         $  2,029          466,350        $ 12,998
                                           ========         ========         ========        ========

Exercisable November 1, 1996
 at prices ranging from $6 - $13.50         210,000
                                           ========

In conjunction with the acquisition of a subsidiary in December 1986, ten-year non-qualified stock options to purchase a total of 100,000 shares of the Company's common stock at a price of $13.75 per share (adjusted for the stock split in 1995) were granted to four of the sellers. As of November 1, 1996, 2,000 of these options have been exercised.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE I--ACQUISITION AND SALE OF SUBSIDIARIES

During fiscal 1996, the Company acquired a technical services business and a temporary services business for a total of $3,111,000 in cash and notes, which resulted in an increase in intangible assets of $3,057,000.

On January 29, 1996, the Company merged its wholly-owned subsidiary, Autologic, Incorporated and related foreign subsidiaries ("Autologic"), representing its Electronic Publication and Typesetting Systems segment, with Information International, Inc. ("Triple-I"), resulting in the formation of a new publicly traded company, Autologic Information International, Inc. ("AII"). Triple-I was a publicly traded company in the business of electronic publishing prepress systems. In connection with the merger, the stockholders of Triple-I received 41% of AII's common stock, based on one share of AII being issued for each outstanding share of Triple-I and the Company received 59% of the outstanding shares of AII common stock.

The merger has been accounted for as a purchase of a 59% interest in Triple-I and a corresponding sale of a 41% interest in Autologic to the former shareholders of Triple-I. The accompanying 1996 financial statements include the accounts of AII with the former Triple-I shareholders' 41% interest in AII, shown as a minority interest in the consolidated balance sheet. The results of operations of Triple-I are included in the accompanying consolidated statement of income since the date of acquisition. The sale of 41% of Autologic resulted in a pretax gain of $3,666,000, net of transaction costs, and also resulted in 41% of Autologic's assets being reflected in the 1996 balance sheet at fair value, resulting in an intangible asset of $5,215,000, with a corresponding increase in the minority interest. Amortization of such intangibles, which amounted to $783,000 in fiscal 1996 is being charged to the minority interest. In addition, the purchase of the assets of Triple-I resulted in an intangible of $3,847,000. These intangibles are being amortized over a period of five years. In connection with the merger, Autologic restructured its operations and incurred a charge of $700,000 related principally to a reduction in workforce as a result of the merger. Such charge is included in the results of operations for the year ended November 1, 1996.

The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisitions had occurred at the beginning of the respective periods with pro forma adjustments to give effect to amortization of intangibles, minority interest share in operations and certain income tax adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated or which may result in the future.

                                                   (Unaudited)
                                                    Year Ended
                                    November 1,                    November 3,
                                       1996                           1995
                                    -----------                    -----------
                                          (Dollars in thousands, except
                                                per share amounts)

Revenue                            $1,067,059                       $953,400
Net income                            $22,885                        $13,009*

Net income per share                    $2.32                          $1.35*

*Reduced by $1,421,000 ($.15 per share) for discontinued operations of Triple-I.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--INDUSTRY SEGMENTS

Financial data concerning the Company's sales, operating profit (loss) and identifiable assets by industry segments for the fiscal years 1996, 1995 and 1994 are presented in tables under Item 1 of Form 10-K and are included herein by reference.

Total revenues include both sales to unaffiliated customers, as reported in the Company's consolidated statements of operations, and intersegment sales. Sales between segments are generally priced at fair market value. Operating profit
(loss) is comprised of total revenues less operating expenses. In computing operating profit (loss), none of the following items have been added or deducted: general corporate expense; interest expense; fees related to sales of accounts receivable; corporate interest income and income taxes. Identifiable assets are those assets that are used in the Company's operations in each industry segment. Corporate assets consist principally of cash and cash equivalents, investments and investments in joint ventures.

Capital expenditures and depreciation and amortization by the Company's industry segments are as follows:

                                                               Capital Expenditures
                                                                    Year Ended
                                                      -------------------------------------
                                                      November       November       October
                                                      1, 1996        3, 1995        28, 1994
                                                      -------        -------        -------
                                                               (Dollars in thousands)

Technical Services and Temporary Personnel            $ 3,017        $ 2,336        $ 1,401
Telephone Directory                                     7,779          2,145          1,660
Telecommunications Services                             4,135          4,032          3,528
Computer Systems                                        2,990          7,599          3,937
Electronic Publication and Typesetting Systems          2,914          1,620          2,590
                                                      -------        -------        -------
   Total segments                                      20,835         17,732         13,116
Corporate                                                 350            459          1,129
                                                      -------        -------        -------
                                                      $21,185        $18,191        $14,245
                                                      =======        =======        -------

                                                        Depreciation and Amortization (a)
                                                                    Year Ended
                                                      -------------------------------------
                                                      November       November       October
                                                      1, 1996        3, 1995        28, 1994
                                                      -------        -------        -------
                                                               (Dollars in thousands)

Technical Services and Temporary Personnel            $ 1,868        $ 1,439        $ 1,123
Telephone Directory                                     2,414          2,490          2,616
Telecommunications Services                             2,872          2,206          2,040
Computer Systems                                        4,037          4,005          3,000
Electronic Publication and Typesetting Systems          4,403          1,850          1,647
                                                      -------        -------        -------
   Total segments                                      15,594         11,990         10,426
Corporate                                                 705            626            885
                                                      -------        -------        -------
                                                      $16,299        $12,616        $11,311
                                                      =======        =======        =======

(a) Includes depreciation and amortization of property, plant and equipment for fiscal years 1996, 1995 and 1994 of $14,052,000, $11,959,000 and $10,745,000,
respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for fiscal years ended November 1, 1996 and November 3, 1995. Each quarter contains thirteen weeks, except for the fourth quarter of fiscal year 1995, which had fourteen weeks.

                                                                               Fiscal 1996 Quarter
                                                   ------------------------------------------------------------------------
                                                      First                Second                Third               Fourth
                                                                (Dollars in thousands, except per share amounts)

 Net sales                                         $224,813              $252,313             $258,890          $312,898
                                                   ========              ========             ========          ========
 Gross profit                                       $19,748   (a)         $30,216   (a)        $28,225           $40,022
                                                    =======               =======              =======           =======

 Income before extraordinary item                    $2,267   (b)          $4,931               $4,693           $10,544(c)
 Extraordinary item                                                                                                  (87)
                                                   --------              --------             --------           -------
 Net income                                          $2,267                $4,931               $4,693           $10,457
                                                     ======                ======               ======           =======

 Income per share:
 Income before extraordinary item                      $.23                  $.51                 $.47             $1.05
 Extraordinary item                                                                                                 (.01)
                                                      -----                 -----                -----             -----
 Net income                                            $.23                  $.51                 $.47             $1.04
                                                       ====                  ====                 ====             =====

                                                                              Fiscal 1995 Quarter
                                                   ------------------------------------------------------------------------
                                                      First                Second                Third          Fourth
                                                                (Dollars in thousands, except per share amounts)

 Net sales                                         $183,296              $190,596             $225,924          $307,491
                                                   ========              ========             ========          ========
 Gross profit                                       $20,586               $18,750              $23,818           $35,809
                                                   ========               =======              =======           =======

Income before extraordinary item                     $2,023                $1,430               $5,056            $7,877
Extraordinary item                                                                                 (62)
                                                   ---------             --------              -------            ------
Net income                                           $2,023                $1,430               $4,994            $7,877
                                                     =======               ======               ======            ======

Income (loss) per share: (d)
Income before extraordinary item                       $.21                  $.15                 $.53              $.82
Extraordinary item                                                                                (.01)
                                                       ----                ------                -----
Net income                                             $.21                  $.15                 $.52              $.82
                                                       ====                 =====                 ====              ====

(a) Includes first and second quarter gains, respectively, of $597,000 ($364,000, net of taxes, or $.04 per share) and $2,028,000 ($1,236,000, net of taxes or $.13 per share) as a result of an agreement to pay a premium to an insurance carrier to close out prior years retrospective insurance policies at an amount less than related liabilities for workers' compensation insurance previously provided by the Company.

(b) Includes a pretax gain of $3,666,000 ($2,371,000, net of taxes, or $.24 per share) on the sale of an interest in subsidiaries.

(c) Includes $1,414,000 ($.14 per share) and $723,000 ($443,000, net of taxes, or $.04 per share) as a tax benefit and interest income, respectively, for the fourth quarter, related to the refund of previously paid taxes as result of a tax return examination for fiscal years 1989 through 1993.

(d) Per share amounts have been restated to reflect a two-for-one stock split of the Company's common stock which was effected by a 100% stock dividend, distributed on October 6, 1995 to shareholders of record as of the close of business on September 12, 1995.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)--Continued

Historically, the Company's results of operations have been lower in the first fiscal quarter, as a result of reduced requirements for its technical and temporary personnel, due to the holiday season. An Australian joint venture (see Note L) produces a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters. The Uruguayan division produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter, and DataNational's revenues and profits are lower in the Company's first fiscal quarter due to the seasonality of its directory closing schedule. Sales by AII are generally lower in the months of November and December due to the holiday season, which is a peak publishing period when customers are reluctant to install and test new equipment.

NOTE L--SUMMARIZED FINANCIAL INFORMATION OF JOINT VENTURES

The Company owns 12-1/2% of the voting stock of Pacific Access Pty. Ltd. ("Pacific Access"), an international joint venture in Australia. This venture, which commenced operations in July 1991, assumed responsibility throughout Australia for the marketing, sales and compilation functions of all yellow pages directories of Telstra Corporation Ltd., ("Telstra"), the Australian government-owned telephone company, under the terms of a twelve-year contract. Telstra owns 50% of the voting stock of Pacific Access. In the event of a change in the control of the Company, as defined, the Company may be required to sell its share of the venture to Telstra at a formula price based upon various factors, including earnings.

In October 1996, the Company agreed to sell its 50% interest in Telelistas Editora Ltda. (Telelistas"), a Brazilian joint venture, which is the official publisher of telephone directories in Rio de Janeiro , for the government-owned telephone company. In January 1997, the Company received approximately $3,000,000 in excess of its carrying value at the date of the sale. The agreement also provides that the Company will continue to guarantee certain Telelistas obligations which will mature in the next twelve months aggregating approximately $8,700,000. Accordingly, the Company will defer the recognition of the gain until and as such guaranteed obligations are repaid. The obligations to which the Company is a guarantor are secured by the accounts receivable of Telelistas.

The income of Telelistas for the period November 2, 1996 through the date of sale, (approximately $2,900,000) will be reported by the Company as equity in income of joint ventures in the fiscal quarter ended January 31, 1997.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--SUMMARIZED FINANCIAL INFORMATION OF JOINT VENTURES--Continued

The following summarizes certain financial information of the joint ventures:


                                                      November 1, 1996                     November 3, 1995
                                                      ----------------                     ----------------
                                                                       (Dollars in thousands)

                                                                   Company's                           Company's
                                                    Total           Equity              Total           Equity
                                                   -------          -------            -------          -------

Current assets                                    $308,561                            $270,495
Noncurrent assets                                   16,275                              17,207
Current liabilities                               (257,310)                           (227,749)
Due to Volt                                           (754)            $754
Noncurrent liability                                  (209)                               (259)
                                                  --------                            --------
Equity of combined joint ventures                  $66,563                             $59,694
                                                   =======                             =======

Equity of Brazilian
 joint venture                                      $4,336            4,153             $3,961           $3,467
Equity of Australian joint venture (a)              62,227           11,179             55,733           10,436
                                                   -------          -------            -------          -------
                                                   $66,563                             $59,694
                                                   -------                             =======
Total investments in and advances
  to joint ventures                                                  16,086                              13,903
ncluded in prepaid expenses and
  other assets (b)                                                    4,907
                                                                    -------                             -------
Investments in joint ventures                                       $11,179                             $13,903
                                                                    =======                             =======

(a) Pursuant to the venture agreement, the initial capital contributions of all venturers, other than Telstra, exceeded their proportionate share of ownership interest in the corporate joint venture. The agreement provides that, upon liquidation of the venture, the venturers will be entitled to recover such excess contributions from the net assets of the venture.

(b) The advances to and equity in the Brazilian joint venture at November 1, 1996 is included in the prepaid expenses and other assets, due to the sale of the Company's interest in January, 1997.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--SUMMARIZED FINANCIAL INFORMATION OF JOINT VENTURES--Continued

                                                                                         Year ended
                                                         ------------------------------------------------------------------------
                                                         November 1, 1996             November 3, 1995           October 28, 1994
                                                         ----------------             ----------------           ----------------
                                                                                   (Dollars in thousands)

                                                                   Company's                   Company's                  Company's
                                                       Total        Equity         Total         Equity        Total       Equity
                                                     ---------     ---------     ---------     ---------     ---------    ---------

Revenues                                             $ 601,174                   $ 559,858                   $ 509,481

Costs and expenses                                     564,945                     529,540                     476,346
Income tax provision                                    15,360                      11,632                      11,321
                                                     ---------                   ---------                   ---------
Net income                                           $  20,869                   $  18,686                   $  21,814
                                                     =========                   =========                   =========

Net income of Australian joint ventures              $  26,021     $   3,146     $  24,056     $   2,904     $  20,734    $   2,591
Net loss of Brazilian joint venture                     (5,152)       (4,560)       (5,370)       (3,904)         (392)        (197)
Net income of United States joint venture                                                                     1,472 (a)          661
                                                     ---------     ---------     ---------     ---------     ---------    ---------

                                                     $  20,869                   $  18,686                   $  21,814
                                                     =========                   =========                   =========
Company's equity in net income (loss) of joint
  ventures                                                         $  (1,414)                  $  (1,000)                 $   3,055
                                                                   =========                   =========                  =========


(a) Represents income through February 28, 1994, the date the Company's 50% interest in Pacific Volt Information Systems, a joint venture with a subsidiary of Pacific Bell Directory, was redeemed by the venture for approximately $16,400,000. The sale of the Company's interest resulted in a gain of $9,770,000 ($5,760,000, net of income taxes, or $.60 per share).

Consolidated retained earnings at November 1, 1996 includes $5,534,000, representing the undistributed earnings of the Australian joint venture. United States income taxes have been provided for the anticipated remittance of such earnings.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE M--EMPLOYEE BENEFITS

The Company has a non-contributory Employee Stock Ownership Plan (ESOP), which provides for open market or private purchases of Company common stock from time-to-time, or contributions by the Company of unissued or treasury shares. Discretionary contributions are made for all employees who have completed one year of service for a participating employer. Vesting occurs at a rate of 25% per year of service, commencing with the completion of three years of service. Contributions of $500,000 in each of fiscal 1996 and 1995 and $250,000 in fiscal 1994 were accrued. Contributions of previously unissued shares were made to the plan in 1996 and contributions of treasury shares were made in 1995.

The Company has savings plans which permit eligible employees to make contributions on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company does not match employees' contributions.

NOTE N--FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. At November 1, 1996, the Company's cash investments were primarily in investment grade, short-term instruments. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas.

The Company purchases foreign currency option contracts generally having a maturity of three months to hedge the adverse impact on its foreign currency receivables and sales when the dollar strengthens against the related foreign currencies. Foreign exchange (gains) losses in the accompanying statements of income include (1) any gain on option contracts, which are recognized in income in the same period as losses on the hedged receivables and reduced dollar amount of sales and (2) the premium cost of such option contracts, which is amortized over the contract period. At November 1, 1996, the Company had purchased options, all of which expire in the first quarter of 1997, at a cost of $81,000, to exchange various European currencies for U.S. dollars, in the aggregate notional amount of $5,500,000. There were no unrealized gains or losses on these contracts at such date.

In addition, the Company entered into foreign currency forward and option contracts to hedge future foreign currency revenues and payments during the next three years resulting from a long term service contract. Accordingly, gains and losses on these hedge contracts are deferred and will be accounted for as part of the underlying service contract. At November 1, 1996, the Company had forward contracts to exchange 11,400,000 Dutch guilders for British pounds at fixed rates. Further, the Company has purchased put options which permit, but do not require, the Company to exchange an additional 13,600,000 Dutch guilders to be received in the future from another party at fixed U.S. dollar exchange rates. To finance the premiums paid on the put options, the Company has written call options at exercise prices which limit, but do not eliminate, the effect of the purchased put options. At November 1, 1996, the deferred gain on the aforementioned contracts was $330,000.

Counterparties to the currency option and forward contracts are major banks. Credit loss from counterparty nonperformance is not anticipated.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE N--FINANCIAL INSTRUMENTS--Continued

The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks, approximated fair value as of November 1, 1996 and November 3, 1995, due to the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximates fair value as of November 1, 1996 and November 3, 1995, based upon quoted market prices for same or similar debt issues.

NOTE O--COMMITMENTS

The future minimum rental commitments as of November 1, 1996 for all noncancellable operating leases are as follows:

Fiscal                                               Office
 Year                              Total              Space            Equipment
------                           --------           -------            ---------
                                               (Dollars in thousands)

1997                             $ 9,035             $ 8,808             $   227
1998                               7,204               7,005                 199
1999                               5,141               5,077                  64
2000                               3,726               3,726
2001                               1,657               1,657
Thereafter                         1,357               1,357
                                 -------             -------             -------

                                 $28,120             $27,630             $   490
                                 =======             =======             =======

Rental expense for all operating leases for fiscal years 1996, 1995 and 1994 was $10,661,000, $8,638,000 and $10,075,000, respectively. Many of the leases also require the Company to pay or contribute to property taxes, insurance and ordinary repairs and maintenance.

The Company has guaranteed the performance of a subsidiary under a contract and also guaranteed the commitments of a joint venture. At November 1, 1996, outstanding letters of credit of $3,750,000 were issued by banks in support of these guarantees which were secured by $4,358,000 of the Company's investments in securities. The letters of credit expire in fiscal 1997, unless renewed, and the Company believes that risk of loss relative to these financial guarantees is remote.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K (except information as to the Company's executive officers, which information follows Item 4 in this Report) will be included in the Company's Proxy Statement which the Company intends to file within 120 days after the close of its fiscal year ended November 1, 1996, and is hereby incorporated by reference to such Proxy Statement.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1).    Financial Statements

             The following consolidated financial statements of Volt Information Sciences, Inc. and subsidiaries are included in
             Item 8:

                                                                                           Page
                                                                                           ----
             Consolidated Balance Sheets--November 1, 1996 and November 3, 1995.            32
             Consolidated Statements of Income--Years ended November 1, 1996,
              November 3, 1995 and October 28, 1994.                                        33
             Consolidated Statements of Stockholders' Equity--Years ended
              November 1, 1996, November 3, 1995 and October 28, 1994.                      34
             Consolidated Statements of Cash Flows--Years ended November 1, 1996,
              November 3, 1995 and October 28, 1994.                                        35

             Notes to Consolidated Financial Statements.                                    37

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

14 (a) (3).        Exhibits

Exhibit            Description

2.1 Asset Purchase and Sale Agreement entered into October 6, 1993 between the Company and Omnibus Funding Corporation, et. al. (Exhibit 2.1 to the Company's Form 8-K, dated October 6, 1993, File No. 1-9232).

2.2 Agreement and Plan of Merger dated as of October 5, 1995, as amended on November 10, 1995 and December 7, 1995, among Information International, Incorporated, Autologic, Inc., a recently formed Delaware corporation, the name of which has since been change to Autologic Information International, Inc., and Volt Information Sciences, Inc., Incorporated by Reference to Appendix I to the Registration Statement on Form S-4 of Autologic Information International, Inc., (File No. 33-99278).

3.1* Restated Certificate of Incorporation of the Company, as filed with the Department of State of New York on January 29, 1997.

3.2 By-Laws of the Company (Exhibit 4.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29,
                   1988).

4.1 Composite Conformed Note Purchase Agreement drafted as of August 28, 1996 with respect to the issuance of the Company's $50,000,000, 7.92% Senior Notes due August 28, 2004
                   (excluding disclosure schedules). (Exhibit 4.01(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 28, 1996).

10.1(a)*+          Non-Qualified Stock Option Incentive Plan, as amended
                   effective August 26, 1996.

10.1(b)*+          1995 Non-Qualified Stock Option Plan, as amended effective
                   August 26, 1996.

10.2(a)+ Employment Agreement dated as of May 1, 1987 between the Company and William Shaw (Exhibit 19.01 to Quarterly Report on Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).

10.2(b)+ Amendment dated January 3, 1989 to Employment Agreement between the Company and William Shaw (Exhibit 19.01(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1988, File No. 1-9232).

Exhibit            Description


10.3(a)+ Agreement dated as of May 1, 1987 between the Company and Jerome Shaw (Exhibit 19.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).

10.3(b)+ Amendment dated January 3, 1989 to Agreement between the Company and Jerome Shaw (Exhibit 19.02(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1988, File No. 1-9232).

10.4(a)+ Agreement dated as of May 1, 1987 between the Company and Irwin B. Robins (Exhibit 19.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).

10.4(b)+ Amendment dated June 1, 1992 to Agreement between the Company and Irwin B. Robins. (Exhibit 10.04(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1992, File No. 1-9232).

10.4(c)+ Amendment dated April 28, 1994 to Agreement between the Company and Irwin B. Robins. (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1994, File No. 1-9232).

10.4(d)*+          Amendment dated November 28, 1996 to Agreement between the
                   Company and Irwin B. Robins.

21.*               Subsidiaries of the Registrant.

23.*               Consent of Ernst & Young LLP.

27.*               Financial Data Schedule (filed with electronic version only).

--------------------
+   Management contract or compensation plan or arrangement.

* Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

14 (b).    Reports on Form 8-K


No reports on Form 8-K were filed during the fourth quarter of the year ended November 1, 1996.

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

                                          VOLT INFORMATION SCIENCES, INC.

Dated:     New York, New York
           January 24, 1997               By:  /s/William Shaw
                                               --------------------------------
                                               William Shaw
                                               Chairman of the Board, President
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                   Title                              Date
---------                   -----                              ----
/s/William Shaw             Chairman of the Board,             January 24, 1997
---------------------       President and Chief Executive
William Shaw                Officer and Director


/s/James J. Groberg         Director, Senior Vice              January 24, 1997
--------------------        President (Principal
James J. Groberg            Financial Officer)


/s/Jack Egan                Vice President, Corporate          January 24, 1997
--------------------        Accounting (Principal
Jack Egan                   Accounting Officer)


/s/Jerome Shaw              Director                           January 24, 1997
--------------------
Jerome Shaw

/s/Irwin B. Robins          Director                           January 24, 1997
--------------------
Irwin B. Robins

                            Director
--------------------
Mark N. Kaplan

                            Director
--------------------
John R. Torell, III

                                INDEX TO EXHIBITS


Exhibit           Description

2.1 Asset Purchase and Sale Agreement entered into October 6, 1993 between the Company and Omnibus Funding Corporation, et. al. (Exhibit 2.1 to the Company's Form 8-K, dated October 6, 1993, File No. 1-9232).

2.2 Agreement and Plan of Merger dated as of October 5, 1995, as amended on November 10, 1995 and December 7, 1995, among Information International, Incorporated, Autologic, Inc., a recently formed Delaware corporation, the name of which has since been change to Autologic Information International, Inc., and Volt Information Sciences, Inc., Incorporated by Reference to Appendix I to the Registration Statement on Form S-4 of Autologic Information International, Inc., (File No. 33-99278).

3.1* Restated Certificate of Incorporation of the Company, as filed with the Department of State of New York on January 29, 1997.

3.2 By-Laws of the Company (Exhibit 4.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29,
                  1988).

4.1 Composite Conformed Note Purchase Agreement drafted as of August 28, 1996 with respect to the issuance of the Company's $50,000,000, 7.92% Senior Notes due August 28, 2004 (excluding disclosure schedules). (Exhibit 4.01(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 28,
                  1996).

10.1(a)*+         Non-Qualified Stock Option Incentive Plan, as amended
                  effective August 26, 1996.

10.1(b)*+         1995 Non-Qualified Stock Option Plan, as amended effective
                  August 26, 1996.

10.2(a)+ Employment Agreement dated as of May 1, 1987 between the Company and William Shaw (Exhibit 19.01 to Quarterly Report on Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).

Exhibit           Description

10.2(b)+ Amendment dated January 3, 1989 to Employment Agreement between the Company and William Shaw (Exhibit 19.01(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1988, File No. 1-9232).

10.3(a)+ Agreement dated as of May 1, 1987 between the Company and Jerome Shaw (Exhibit 19.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).

10.3(b)+ Amendment dated January 3, 1989 to Agreement between the Company and Jerome Shaw (Exhibit 19.02(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1988, File No. 1-9232).

10.4(a)+ Agreement dated as of May 1, 1987 between the Company and Irwin B. Robins (Exhibit 19.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).

10.4(b)+ Amendment dated June 1, 1992 to Agreement between the Company and Irwin B. Robins. (Exhibit 10.04(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1992, File No. 1-9232).

10.4(c)+ Amendment dated April 28, 1994 to Agreement between the Company and Irwin B. Robins. (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1994, File No. 1-9232).

10.4(d)*+         Amendment dated November 28, 1996 to Agreement between the
                  Company and Irwin B. Robins.

21.*              Subsidiaries of the Registrant.

23.*              Consent of Ernst & Young LLP.

27.*              Financial Data Schedule (filed with electronic version only).

+  Management contract or compensation plan or arrangement.

* Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS



Column A                                             Column B                 Column C                  Column D        Column E
--------                                             --------       -----------------------------       --------        ---------
                                                                              Additions
                                                                    -----------------------------

                                                     Balance at     Charged to         Charged to                        Balance
                                                     Beginning      Costs and             Other                          at End
Description                                          of Period       Expenses           Accounts        Deductions      of Period
-----------                                          ----------     ----------         ----------       ----------      ---------


Year ended November 1, 1996:
  Deducted from asset accounts:
  Allowance for uncollectible accounts               $3,943,000      $2,718,000(1)      $833,000 (2)    $2,303,000(4)    $5,191,000
  Unrealized gain on marketable securities             (122,000)                         115,000 (3)                         (7,000)


Year ended November 3, 1995:
  Deducted from asset accounts:
  Allowance for uncollectible accounts               $4,027,000      $2,081,000(1)                     $2,165,000 (4)    $3,943,000
  Unrealized loss (gain) on marketable securities        77,000                         (199,000)(3)                       (122,000)


Year ended October 28, 1994:
  Deducted from asset accounts:
  Allowance for uncollectible accounts               $3,960,000      $1,903,000(1)                     $1,836,000 (4)    $4,027,000
  Unrealized loss on marketable securities                                               $77,000 (3)                         77,000

(1)--Includes a foreign currency translation gain of $49,000 in 1996, and a loss of $5,000 and $46,000 in 1995 and 1994, respectively.

(2)--Pertains to the opening balance of a company acquired on January 29, 1996.

(3)--Charge (credit) to stockholders' equity.

(4)--Write-off of uncollectible accounts.