Form 10-K405/A
period 1996-11-01
VOLT INFORMATION SCIENCES INC
filed 1997-03-03
CIK 103872

                                  FORM 10-K/A1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
         (Mark One)
   / X / Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (No Fee Required) For the fiscal year ended November 1, 1996
                                       or

   /   / Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (No Fee Required) For the transition period from __________________________________ to ______________________

         Commission File Number: 1-9232

                         VOLT INFORMATION SCIENCES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                   13-5658129
    ------------------------------                     -----------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

   1221 Avenue of the Americas, New York, New York              10020-1579
   -----------------------------------------------           --------------
     (Address of principal executive offices)                   (Zip Code)

   Registrant's telephone number, including area code:       (212) 704-2400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                     --   --
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 17, 1997 (based on the closing price on The Nasdaq Stock Market's National Market on that date) was approximately $221,000,000 (based on the number of shares outstanding on that date exclusive of all shares held beneficially by executive officers and directors and their spouses and the Registrant's Savings Plan and Employee Stock Ownership Plan, without conceding that all such persons or plans are "affiliates" of the Registrant). The number of shares of common stock outstanding as of January 17, 1997 was 9,708,143.

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

     IRWIN B. ROBINS, 62, has been a Senior Vice President of the Company for more than the past five years and has been employed in executive capacities by the Company since 1980. He has served as a director of the Company since 1981.

     JAMES J. GROBERG, 68, has been a Senior Vice President of the Company for more than the past five years and has been employed in executive capacities by the Company since 1985 and also from 1973 to 1981. He has served as a director of the Company since 1987.

     JOHN R. TORELL III, 57, has been a director of the Company since October 1989. Mr. Torell has been Chairman of Torell Management, Inc. (a financial management company) for more than the past five years and Chairman of Telesphere Corporation (an electronics securities data firm). He is past President of Manufacturers Hanover Corporation (a bank holding company) and Manufacturers Hanover Trust Company (a bank); past Chairman, President and Chief Executive Officer of CalFed, Inc. (a savings and loan holding company) and past Chairman and Chief Executive Officer of Fortune Bancorp (a savings and loan holding company). He is also a director of American Home Products Corporation and various investment companies for which PaineWebber, Inc. and Mitchell Hutchins, Inc. serve as advisor.

     MARK N. KAPLAN, 66, has been a director of the Company since April 1991. Mr. Kaplan has been a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom since October 1979. He is also a director of Grey Advertising, Inc., Diagnostic/Retrieval Systems, Inc., Refac Technology Development Corporation, American Biltrite, Inc., Congoleum Corporation and MovieFone, Inc.

     HOWARD B. WEINREICH, 54, has been General Counsel of the Company for more than the past five years and has been employed in executive capacities by the Company since 1981.

     JACK EGAN, 47, has been the Vice President - Corporate Accounting for the Company for more than the past five years and has been employed in executive capacities by the Company since 1992.

     DANIEL G. HALLIHAN, 48, has been Vice President - Accounting Operations for the Company for more than the past five years and has been employed in executive capacities by the Company since 1992.

     LUDWIG M. GUARINO, 45, has been Treasurer of the Company since January 1994. For more than five years prior thereto, he served as Assistant Treasurer of the Company.

     William and Jerome Shaw are brothers. There are no other family relationships among the directors or executive officers of the Company.

     Directors serve until the second Annual Meeting of the Shareholders of the Company following their election. The terms of office of Messrs. William Shaw, Jerome Shaw and James J. Groberg expire at the Company's 1997 Annual Meeting of Shareholders (which the Company anticipates will be held in June 1997), while the terms of office of Messrs. Irwin B. Robins, Mark N. Kaplan and John R. Torell expire at the Company's 1998 Annual Meeting of Shareholders or, in each case, until the election and qualification of their respective successors. Directors may only be removed by vote of the shareholders for cause.

     Each executive officer is scheduled to hold office until the 1997 Annual Meeting of Directors, which is scheduled to be held immediately after the 1997 Annual Meeting of Shareholders. Any executive officer may be removed by the Board of Directors either with or without cause.

     There are no understandings between any director or executive officer and any other person pursuant to which any director or executive officer was selected as such. Messrs. William Shaw, Jerome Shaw and Irwin B. Robins are parties to employment agreements with the Company. See "Employment Agreements" in Item 11., Executive Compensation.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's common stock, to file initial reports of ownership, and reports of changes of ownership, of the Company's equity securities with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based solely on a review of copies of the reports furnished to the Company, or written representations that no reports were required, the Company believes that all reports required to be filed by such persons with respect to the Company's fiscal year ended November 1, 1996 were timely filed.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended November 1, 1996, November 3, 1995 and October 28, 1994 of the Company's Chief Executive Officer and each of the four other executive officers of the Company who received the highest cash compensation during the year ended November 1, 1996.

SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                                                    SECURITIES
                                                                                    UNDERLYING
                                                 ANNUAL COMPENSATION                ALL OTHERS               ALL OTHER
 PRINCIPAL POSITION                     YEAR       SALARY (1)       BONUS           OPTIONS (2)           COMPENSATION (3)
 ------------------                     ----       ----------       -----           -----------           ----------------

  William Shaw,                         1996         $355,000                         39,000                    $716
  President and                         1995          348,365                                                  1,631
   Chief Executive Officer              1994          330,000                                                  1,571

  Jerome Shaw,                          1996          355,000                         39,000                     716
   Executive Vice President             1995          348,365                                                  1,894
                                        1994          330,000                                                  1,571

  James J. Groberg,                     1996          270,799       $65,000           23,000                     358
  Senior Vice President and             1995          240,528        15,000                                    1,651
    Chief Financial Officer             1994          161,589        10,000           23,000                   1,260

  Irwin B. Robins,                      1996          220,155        10,000           23,000                     477
  Senior Vice President                 1995          214,135        10,000                                    1,907
                                        1994          202,500         5,000                                    1,452

  Howard B. Weinreich,                  1996          161,589         7,500            9,000                     358
  General Counsel                       1995          154,915         7,500                                    1,781
                                        1994          145,167         5,000                                    1,051


(1) Includes compensation deferred under the Company's deferred compensation plan and under Section 401(k) of the Internal Revenue Code of 1986, as amended.

(2) Includes options to purchase the following number of shares of common stock of the Company's 59% - owned subsidiary, Autologic Information
         International: William Shaw, 9,000; Jerome Shaw, 9,000; James J. Groberg, 5,000; Irwin B. Robins, 5,000; and Howard B. Weinreich, 3,000. See "Option Grants in Last Fiscal Year", below.

(3) Amounts in fiscal 1996 represent premiums paid under the Company's group life insurance policy. Contributions by the Company, and forfeitures of interests of terminated employees, under the Company's Employee Stock Ownership Plan for fiscal 1996 have not been allocated to date. Allocated contributions and forfeitures for fiscal 1995 and 1994 are included in those respective years.

EMPLOYMENT AGREEMENTS

     The Company is a party to employment agreements dated as of May 1, 1987 with William Shaw and Jerome Shaw. The agreements, as amended, provide for their continued employment in their respective present executive capacities at an annual base salary, which is presently $355,000 (subject to increases and additional compensation, including bonuses, from time to time, at the discretion of the Board of Directors), until the April 30 which is five years next following the giving by either the Company or the executive of notice to terminate such employment. The agreements also provide for service thereafter for the remainder of the executive's life as a consultant to the Company for annual consulting fees equal to 75% for the first ten years of the consulting period, and 50% for the remainder of the consulting period, of his base salary as in effect immediately prior to the commencement of the consulting period. Upon the death of the executive, the Company will pay to his beneficiary a death benefit equal to three times his annual base salary at the date of death (if his death shall have occurred while employed as an executive), 2.25 times his annual base salary at the end of his employment as an executive (if his death shall have occurred during the first ten years of the consulting period) or 1.5 times his annual base salary at the end of his employment as an executive (if his death shall have occurred during the remainder of the consulting period). Each employment agreement permits the executive to accelerate the commencement of the consulting period if a "change in control" (as defined in the agreements) of the Company shall occur or if the Company's office where the executive presently performs his principal services shall be relocated to a different geographic area.

     The Company is also a party to an employment agreement dated as of May 1, 1987, as amended, with Irwin B. Robins, providing for his continued employment as Senior Vice President and head of the Company's Legal Department until April 30, 1998. Pursuant to the agreement, Mr. Robins is entitled to receive an annual base salary, which is presently $225,000 (subject to increases and additional compensation, including bonuses, from time to time, at the discretion of the Board of Directors). The agreement also provides that, if a "change in control" (as defined in the agreement) of the Company shall occur and thereafter Mr. Robins shall elect to terminate his employment within two years after the occurrence of certain events (which generally are adverse changes in his compensation, position, function or location), or if his employment shall be terminated by the Company for any reason other than death, incapacity or "cause" (as defined in the agreement), Mr. Robins will be entitled to receive (a) his regular compensation, including benefits, through the date on which his employment terminates and (b) a lump-sum payment in an amount equal to 2.99 times his "base amount" (as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986). Mr. Robins will not be obligated to mitigate the payment with any compensation received from other employment and will not be required to seek any such other employment for mitigation purposes.

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

OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning options granted during the Company's 1996 fiscal year to the executive officers named in the Summary Compensation Table by the Company and its 59% - owned subsidiary, Autologic Information International, Inc. ("Autologic"):

--------------------------------------------------------------------------------
                                         INDIVIDUAL OPTIONS
                              ------------------------------------------

                                                                                    POTENTIAL
                                                                                 REALIZABLE VALUE
                                                                                  ASSUMING ANNUAL
                                                                                 RATES OF STOCK
                    UNDERLYING    GRANTED TO       EXERCISE                      PRICE APPRECIATION
                      OPTION     EMPLOYEES IN        PRICE     EXPIRATION         FOR OPTION TERM (3)
      NAME          GRANTED(1)   FISCAL YEAR (2)   PER SHARE      DATE             5%         10%
------------        ----------   ---------------   ----------  -----------        ---         ---
WILLIAM SHAW         30,000           6.3 %          $38.13       8/26/06     $719,298   $1,822,843
                      9,000           6.7 %           13.20       1/21/01       19,038       53,135
JEROME SHAW          30,000           6.3 %           27.13       4/22/06      511,763    1,296,908
                      9,000           6.7 %           13.20       1/21/01       19,038       53,135
JAMES J. GROBERG     18,000           3.8 %           27.13       4/22/06      307,058      778,145
                      5,000           3.7 %           12.00       1/29/06       37,734       95,625
IRWIN B. ROBINS      18,000           3.8 %           27.13       4/22/06      307,058      778,145
                      5,000           3.7 %           12.00       1/29/06       37,734       95,625
HOWARD B. WEINREICH   6,000           1.3 %           27.13       4/22/06      102,353      259,382
                      3,000           2.2 %           12.00       1/29/06       22,460       57,375
-------------

(1) The options reflected on the first line adjacent to each optionee's name were granted under the Company's 1995 Non-Qualified Stock Option Plan (the "Company Plan"). Each option was granted at an exercise price equal to 100% of the market value of the Company's common stock on the date of grant and is exercisable at any time during its ten-year term, commencing one year following the date of grant, subject to earlier termination at specified times following termination of employment, death or disability. The options reflected on the second line under each optionee's name were granted under Autologic's 1995 Employee Incentive Stock Option Plan (the "Autologic Plan"). Each option was granted at an exercise price equal to 100% (110% in the case of William & Jerome) Shaw of the market value of Autologic's common stock on the date of grant and is exercisable at any time during its term, commencing one year following the date of grant, subject to earlier termination at specified times following termination of employment with Volt, death or disability.

(2) The percentages reflect, in the case of options granted under the Company Plan, the percent of total options granted to all employees of the Company during fiscal 1996 and, in the case of the Autologic Plan, the percent of total options granted to all employees of Autologic during fiscal 1996.

(3) These values are hypothetical values using assumed compound growth rates prescribed by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, in the market price of the Company's common stock.

STOCK OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth certain information concerning common stock of the Company acquired upon the exercise of stock options (no options to purchase common stock of Autologic were exercised) during the Company's fiscal year ended November 1, 1996, and common stock of the Company and Autologic subject to unexercised options held at November 1, 1996, by the executive officers named in the Summary Compensation table .

                                                                      NUMBER OF SHARES               VALUE OF
                                                                         UNDERLYING                IN-THE-MONEY
                                                                     UNEXERCISED OPTIONS             OPTIONS
                                                                          AT FISCAL                  AT FISCAL
                                      SHARES                               YEAR-END                  YEAR-END
                                    ACQUIRED            VALUE           (EXERCISABLE/              (EXERCISABLE/
     NAME                           ON EXERCISE       REALIZED (1)      UNEXERCISABLE)           UNEXERCISABLE) (2)
     ----                           -----------       ------------     ---------------           ------------------

   William Shaw                         -                  -            109,000/30,000              $3,025,000/56,250
   Jerome Shaw                          -                  -            109,000/30,000              3,025,000/386,250
   James J. Groberg                    800              $13,600           5,000/18,000                     - /231,750
   Irwin B. Robins                      -                  -              5,000/18,000                     - /231,750
   Howard B. Weinreich               3,600               54,975            5,000/6,000                  54,240/77,250

(1) Represents the closing price of the Company's common stock reported by The Nasdaq Stock Market's National Market ("NASDAQ/NMS") on the dates of exercise of the option, minus the option exercise price. None of the options to purchase common stock of Autologic were exercised.

(2) Represents the closing sale price of the Company's common stock as reported by NASDAQ/NMS on November 1, 1996, minus the option exercise price. None of the options to purchase common stock of Autologic were in-the-money.

STANDARD COMPENSATION OF DIRECTORS

     Each director of the Company who is not an officer or employee of the Company receives a director's fee at the annual rate of $25,000 and is also reimbursed for out-of-pocket expenses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     To date, all decisions regarding the compensation of executive officers have been made by the entire Board of Directors. Accordingly, William Shaw, Jerome Shaw, Irwin B. Robins and James J. Groberg, executive officers of the Company, and Mark N. Kaplan (a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom, which was retained by the Company during the Company's 1996 fiscal year and is being retained during the Company's 1997 fiscal year) participated in deliberations of the Company's Board of Directors concerning executive officer compensation during the year ended November 1, 1996. Each executive officer who is also a director does not participate in deliberations as to his own compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

    The following table sets forth information, as of February 23, 1997 (except as noted below), with respect to the beneficial ownership of the Company's common stock, its only class of voting or equity securities, by (a) each person who is known to the Company to own beneficially more than five percent of the Company's outstanding shares of common stock, (b) each of the directors of the Company, (c) each of the executive officers named in the Summary Compensation Table and (d) executive officers and directors as a group:

           NAME AND ADDRESS                                             AMOUNT AND NATURE
             OF BENEFICIAL                                               OF BENEFICIAL                       PERCENT OF
                OWNER                                                      OWNERSHIP(1)                       CLASS (2)
                -----                                                      ------------                       ---------

           William Shaw                                                 2,486,952 (3) (4)                      25.6%
           1221 Avenue of the Americas
           New York, NY  10020-1579

           Jerome Shaw                                                  2,188,184 (3) (5)                      22.6%
           2401 N. Glassell Street
           Orange, CA  92665

           Westport Asset Management, Inc.                                546,350 (6)                           5.6%
           253 Riverside Avenue
           Westport, CT  06880

           James J. Groberg                                                19,957 (3)                             *
           Irwin B. Robins                                                 34,698 (3)                             *
           John R. Torell, III                                              2,000                                 *
           Mark N. Kaplan                                                   2,000                                 *
           Howard B. Weinreich                                             10,011 (3)                             *
           All Executive Officers and
              Directors as a Group                                      4,750,651 (3) (7)                      49.0%
              (10 persons including the foregoing)


(1) Except as noted, the named beneficial owners have sole voting and dispositive power with respect to their respective beneficially owned shares. Includes shares held for the account of executive officers under the Company's Employee Stock Ownership Plan as at May 31, 1996 (the latest date as of which information is available) and under the Company's 401(k) Savings Plan.

(2) Asterisk indicates less than 1%. Shares reflected as owned by a person but which are issuable upon exercise of options are considered outstanding only for the purpose of computing the percentage of outstanding common stock which would be owned by the optionee if the options were exercised, but (except for the calculation of the beneficial ownership by all executive officers and directors as a group) are not considered outstanding for the purpose of computing the percentage of outstanding common stock owned by any other person.

(3) Includes shares issuable upon the exercise of the portion of options granted by the Company which were exercisable on or within 60 days of February 23, 1997 as follows: William Shaw, 100,000; Jerome Shaw, 130,000; James J. Groberg, 18,000; Irwin B. Robins, 18,000; Howard B. Weinreich, 6,000; and all executive officers and directors as group, 275,000.

(4) Includes 66,374 shares owned of record by Mr. Shaw as sole trustee of a trust for the benefit of his wife, as to which shares Mr. Shaw disclaims beneficial ownership.

(5) Includes (i) 1,872,552 shares owned of record by Mr. Shaw and his wife as trustees of a revocable trust for their benefit, as to which they have shared voting and investment power (pursuant to the terms of the trust, Mr. Shaw may demand that these shares be transferred to him at any time) and (ii) 157,500 shares owned of record by Mr. Shaw and his wife as trustees of a trust for the benefit of one of their children, as to which Mr. and Mrs. Shaw may be deemed to have shared voting and investment power (the inclusion of which 157,500 shares is not an admission of beneficial ownership thereof by Mr. Shaw). Excludes 4,500 shares owned of record by Mr. Shaw's wife, as to which Mr. Shaw disclaims beneficial ownership.

(6) Based on Schedule 13G dated February 13, 1997 filed by Westport Asset Management, Inc. ("Westport"), an investment advisor registered under the Investment Advisors Act of 1940, containing information as at December 31, 1996. According to the Schedule 13G, Westport has shared voting power and shared dispositive power with respect to 529,550 of these shares. Most of the shares are held in certain discretionary managed accounts of Westport, but the Schedule 13G reports that certain shares are beneficially owned by officers and shareholders of Westport who disclaim the existence of a group.

(7) Excludes 4,500 shares owned beneficially by the spouse of an executive officer and director, as to which shares such executive officer and director disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mark N. Kaplan, a director of the Company, is a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom, which firm has been retained by the Company during the year ended November 1, 1996 and is being retained by the Company during the Company's current fiscal year.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VOLT INFORMATION SCIENCES, INC.


Dated:     February 27, 1997                     By:  /s/Jack Egan
           New York, New York                         ----------------------
                                                      Jack Egan,
                                                      Vice President
                                                      Corporate Accounting