Form 10-Q
period 1997-01-31
VOLT INFORMATION SCIENCES INC
filed 1997-03-14
CIK 103872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


For The Three Months Ended January 31, 1997

    Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ___________________ to __________________

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

The number of shares of common stock, $.10 par value, outstanding as of March 13, 1997 was 9,721,566.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of Income
            Three Months Ended January 31, 1997 and February 2, 1996           3

            Condensed Consolidated Balance Sheets
            January 31, 1997 and November 1, 1996                              4

            Condensed Consolidated Statements of Cash Flows
            Three Months Ended January 31, 1997 and February 2, 1996           5

            Notes to Condensed Consolidated Financial Statements               7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            Three Months Ended January 31, 1997, Compared to the
            Three Months Ended February 2, 1996                               14


PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  20


SIGNATURE                                                                     21

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                  Three Months Ended
                                                                  ------------------
                                                             January 31,      February 2,
                                                                1997              1996
                                                            ------------      -----------
                                                                (Dollars in thousands)
REVENUES
  Sales of services                                         $    270,824      $   208,477
  Sales of products                                               17,976           16,336
  Equity in net income (loss) of joint ventures--Note F            2,652           (1,957)
  Interest income                                                    312              605
  Gain on sale of interest in subsidiaries--Note I                                  3,666
  Other income (expense) - net--Note B                               174             (517)
                                                            ------------      -----------
                                                                 291,938          226,610
                                                            ------------      -----------

COSTS AND EXPENSES
  Cost of sales
    Services                                                     253,616          192,595
    Products                                                      11,112           12,470
  Selling and administrative                                      11,898           11,358
  Research, development & engineering                              2,947            1,943
  Depreciation and amortization                                    5,058            3,417
  Foreign exchange (gain) loss - net                                (295)             140
  Interest expense                                                 1,495            1,155
                                                            ------------      -----------
                                                                 285,831          223,078
                                                            ------------      -----------

  Income from continuing operations before income
    taxes and items shown below                                    6,107            3,532
  Minority interests in net loss of consolidated
    subsidiaries -Note I                                             472               69
  Income tax provision--Note H                                     1,538            1,334
                                                            ------------      -----------
  Income from continuing operations                                5,041            2,267
  Loss from discontinued operations--Note J                         (119)
                                                            ------------      -----------
NET INCOME                                                  $      4,922      $     2,267
                                                            ============      ===========

                                                                   (Per Share Data)
  Income from continuing operations                         $        .50      $       .23
  Loss from discontinued operations                                 (.01)
                                                            ------------      -----------
  Net income                                                $        .49      $       .23
                                                            ============      ===========

  Number of shares used in computation
    --Note G                                                  10,011,890        9,673,803
                                                            ============      ===========


See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                     January 31,       November 1,
                                                        1997            1996(a)
                                                      --------          --------
                                                        (Dollars in thousands)
ASSETS


CURRENT ASSETS
  Cash and cash equivalents                           $ 11,359          $ 13,277
  Short-term investments                                 4,385             4,458
  Trade accounts receivable less allowances of
    $5,314 (1997) and $5,191 (1996)--Note B            175,183           170,484
  Inventories--Note C                                   31,396            31,646
  Deferred income taxes                                 11,733            11,757
  Prepaid expenses and other assets                      8,699            11,524
                                                      --------          --------




TOTAL CURRENT ASSETS                                   242,755           243,146




INVESTMENTS IN SECURITIES                                3,000




INVESTMENT IN JOINT VENTURE-- Note F                    10,487            11,179

PROPERTY, PLANT AND EQUIPMENT--
  at cost--Note D
  Land and buildings                                    33,571            33,589
  Machinery and equipment                               67,721            65,778
  Leasehold improvements                                 4,589             4,263
                                                      --------          --------
                                                       105,881           103,630

  Less allowances for depreciation
    and amortization                                    41,877            38,761
                                                      --------          --------
                                                        64,004            64,869




DEPOSITS, RECEIVABLES AND OTHER ASSETS                   1,446             1,459

DEFERRED INCOME TAXES                                    1,754             1,034

INTANGIBLE ASSETS--net of accumulated
  amortization of $7,187 (1997) and $6,459
  (1996)--Note I                                        14,728            15,457

                                                      --------          --------
                                                      $338,174          $337,144
                                                      ========          ========

                                                       January 31,     November 1,
                                                          1997           1996(a)
                                                       ---------        ---------
                                                         (Dollars in thousands)
LIABILITIES AND STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Notes payable to banks                               $   4,012        $   5,414
  Current portion of long-term debt--Note D                1,949            1,949
  Accounts payable                                        31,701           43,345
  Accrued expenses
    Wages and commissions                                 27,982           29,998
    Taxes other than income taxes                         13,828           12,149
    Insurance                                             10,070            9,334
    Other                                                  9,147            8,229
Customer advances and other liabilities                   23,896           16,215
Income taxes                                               3,902            3,022
                                                       ---------        ---------


TOTAL CURRENT LIABILITIES                                126,487          129,655

LONG-TERM DEBT--Note D                                    56,620           57,395
                                                       ---------        ---------

                                                         183,107          187,050



MINORITY INTERESTS--Note I                                19,257           19,857

STOCKHOLDERS' EQUITY--Notes
  D, E, F, and G
    Preferred stock, par value $1.00
      Authorized--500,000 shares;
        issued--none
      Common stock, par value $.10
        Authorized--30,000,000 shares;
          issued 9,721,566 shares (1997)
          and 9,692,143 shares (1996)                        972              969
        Paid-in capital                                   28,560           27,763
        Retained earnings                                106,427          101,505
        Cumulative foreign currency
          translation adjustment                            (153)              (4)
        Unrealized gain on marketable securities               4                4
                                                       ---------        ---------
                                                         135,810          130,237




                                                       ---------        ---------
                                                       $ 338,174        $ 337,144
                                                       =========        =========


(a) The Balance Sheet at November 1, 1996 has been derived from the audited financial statements at that date.

    See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                Three Months Ended
                                                                ------------------
                                                            January 31,     February 2,
                                                               1997            1996
                                                             --------        --------
                                                             (Dollars in thousands)
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
   Net income                                                $  4,922        $  2,267
   Adjustments to reconcile to cash (used in) provided
     by operating activities:
      Loss from discontinued operations                           119
      Depreciation and amortization                             5,058           3,417
      Gain on sale of interest in subsidiaries                                 (3,666)
      Equity in net (income) loss of joint ventures            (2,652)          1,957
      Minority interests                                         (472)            (69)
      Accounts receivable provisions                              843             576
      Gains on foreign currency translation                      (243)           (257)
      Gains on dispositions of property,
        plant and equipment                                                       (25)
      Deferred income tax (benefit) provision                    (473)            859
      Other                                                        26             183
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable             (6,122)         15,767
        Decrease (increase) in inventories                         12          (1,946)
        (Increase) decrease in prepaid expenses
           and other current assets                               (21)          1,178
        (Increase) decrease in other assets                       (20)          1,693
        Decrease in accounts payable                          (11,309)         (4,676)
        Increase (decrease) in accrued expenses                   557             (59)
        Increase in customer advances and
           other liabilities                                    5,203             107
        Increase (decrease) in income taxes payable               837         (11,345)
                                                             --------        --------
NET CASH (USED IN) PROVIDED BY OPERATING
     ACTIVITIES                                                (3,735)          5,961
                                                             --------        --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                     Three Months Ended
                                                                     ------------------
                                                                 January 31,     February 2,
                                                                    1997            1996
                                                                  --------        --------
                                                                   (Dollars in thousands)
CASH PROVIDED BY INVESTING ACTIVITIES
   Maturities of investments                                         2,443           1,047
   Purchases of investments                                         (5,366)         (1,061)
   Investments in joint ventures                                      (151)         (2,360)
   Cash of acquired subsidiaries, less transaction costs                             8,421
   Acquisition of subsidiary                                                        (1,006)
   Proceeds from disposals of property, plant and equipment             29              63
   Purchases of property, plant and equipment                       (3,909)         (2,769)
   Proceeds from sale of joint venture                              10,115
                                                                  --------        --------

NET CASH PROVIDED BY INVESTING ACTIVITIES                            3,161           2,335
                                                                  --------        --------

CASH (APPLIED TO) PROVIDED BY
FINANCING ACTIVITIES
   Payment of long-term debt                                          (775)           (500)
   Exercise of stock options                                           300              71
   (Decrease) increase in notes payable to banks                    (1,222)            823
                                                                  --------        --------
     NET CASH (APPLIED TO) PROVIDED BY
     FINANCING ACTIVITIES                                           (1,697)            394
                                                                  --------        --------

Effect of exchange rate changes on cash                                353             753
                                                                  --------        --------

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                (1,918)          9,443


Cash and cash equivalents, beginning of period                      13,277          25,350
                                                                  --------        --------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                 $ 11,359        $ 34,793
                                                                  ========        ========

SUPPLEMENTAL INFORMATION
Cash paid during the period:
  Interest expense                                                $    543        $  1,836
  Income taxes, net of refunds                                    $    988        $ 11,697


See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at January 31, 1997 and results of operations and cash flows for the three months ended January 31, 1997 and February 2, 1996. Operating results for the three months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 1, 1996. The accounting policies used in preparing these financial statements are the same as those described in the Company's Annual Report.

The Company's fiscal year ends on the Friday nearest October 31.

Note B--Accounts Receivable

In October 1993, the Company entered into a three-year agreement to sell, on a limited recourse basis, up to $25,000,000 of undivided interests in a designated pool of certain eligible accounts receivable. In March 1995, the limit was increased to $45,000,000 and the agreement was extended to March 1998. As collections reduce previously sold undivided interests, new receivables may be sold up to the $45,000,000 level. At January 31, 1997 and November 1, 1996, $5,000,000 and $13,000,000, respectively, of interests in accounts receivable had been sold under this agreement. The sold accounts receivable are reflected as a reduction of receivables in the accompanying balance sheets. The Company pays fees based primarily on the purchaser's borrowing costs incurred on short-term commercial paper which financed the purchase of receivables. Other income (expense) in the accompanying statements of income includes fees related to the agreement for the three month periods ended January 31, 1997 and February 2, 1996, of $227,000 and $541,000, respectively.

The purchaser may terminate the agreement on a minimum of six months' notice. In addition, the agreement may be terminated if the Company does not maintain a minimum tangible net worth, as defined, in the agreement, or exceeds a maximum ratio of debt to tangible net worth.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Inventories

Inventories consist of:

                                                     January 31,       November 1,
                                                        1997              1996
                                                       -------           -------
                                                        (Dollars in thousands)
Services:
 Accumulated unbilled costs on:
  Service contracts                                    $19,255           $17,651
  Long-term contracts                                    1,589             1,694
                                                       -------           -------
                                                        20,844            19,345
                                                       -------           -------
Products:
  Materials and work-in-process                          6,596             7,911
  Service parts                                          2,110             2,396
  Finished goods                                         1,846             1,994
                                                       -------           -------
                                                        10,552            12,301
                                                       -------           -------
         Total                                         $31,396           $31,646
                                                       =======           =======

The cumulative amounts billed, principally under long-term contracts at January 31, 1997 and November 1, 1996 of $5,823,000 and $3,418,000, respectively, are credited against the related costs in inventory. Substantially all of the amounts billed have been collected. Inventories have been reduced by valuation allowances and accumulated amortization of rotable spare parts of $15,600,000 and $15,514,000 at January 31, 1997 and November 1, 1996, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Long-Term Debt

Long-term debt consists of the following:

                                                     January 31,       November 1,
                                                        1997              1996
                                                       -------           -------
                                                        (Dollars in thousands)
7.92% Senior Notes (a)                                 $50,000           $50,000
Term loan (b)                                            5,775             6,000
Notes payable (c) & (d)                                  2,794             3,344
                                                       -------           -------
                                                        58,569            59,344

Less amounts due within one year                         1,949             1,949
                                                       -------           -------
Total long-term debt                                   $56,620           $57,395
                                                       =======           =======

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

(b) In October 1994, the Company entered into a $10,000,000 loan agreement with Fleet Bank, which is secured by a deed of trust on land and buildings (book value at January 31, 1997 - $14,872,000). The loan, which bears interest at 7.86% per annum, requires principal payments of $225,000 per quarter and a final payment of $1,725,000 due October 2001.

(c) Includes a note payable (which bears interest at 90 day commercial paper rates) for $550,000, due on January 2, 1998.

(d) An unsecured loan of $2,493,000 from Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The five-year loan, guaranteed by the Company, is to be repaid in semi-annual payments of $249,000, plus interest calculated at LIBOR (5.5% January 31, 1997) plus .25%, through September 15, 2001.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Stockholders' Equity

Changes in the major components of stockholders' equity for the three months ended January 31, 1997 are as follows:

                                                Common        Paid-In       Retained
                                                 Stock        Capital       Earnings
                                                 -----        -------       --------
                                                      (Dollars in thousands)
Balance at November 1, 1996                   $    969       $ 27,763       $101,505
Net income for the three months                                                4,922
Issuance of  12,423 shares to ESOP                   1            499
Stock options exercised - 16,000 shares              2            269
Stock award - 1,000 shares                                         29
                                              --------       --------       --------
Balance at January 31, 1997                   $    972       $ 28,560       $106,427
                                              ========       ========       ========


The other components of stockholders' equity are the unrealized gain on marketable securities and the cumulative unrealized foreign currency translation adjustment due to the Company's European subsidiary and its investment in its Australian joint venture, whose functional currencies are the local currencies.

Note F--Summarized Financial Information of Joint Ventures

The Company owns 12-1/2% of the voting stock of Pacific Access Pty. Ltd. ("Pacific Access"), an international joint venture in Australia. This venture, which commenced operations in July 1991, assumed responsibility throughout Australia for the marketing, sales and compilation functions of all yellow pages directories of Telstra Corporation Ltd., ("Telstra"), the Australian government-owned telephone company, under the terms of a twelve-year contract. The venture produces a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters. Telstra owns 50% of the voting stock of Pacific Access. In the event of a change in control of the Company, as defined, the Company may be required to sell its share of the venture to Telstra at a formula price based on various factors, including earnings.

In January 1997, the Company sold its interest in Telelistas Editora Ltda., ("Telelistas"), a Brazilian joint venture, which is the official publisher of telephone directories in Rio de Janeiro for the government-owned telephone company. Due to the Company's guarantee of certain venture's obligations, the gain on the sale of approximately $2,550,000, has been deferred until such guarantees are repaid. However, income earned by the venture of $3,192,000, through the date of sale are included in Equity in net income (loss) of joint ventures.

Consolidated retained earnings at January 31, 1997 included $5,008,000, representing the undistributed earnings of the Australian joint venture. United States income taxes have been provided for the anticipated remittance of such earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Summarized Financial Information of Joint Ventures--(Continued)

The following summarizes the financial information of the joint ventures:


                                                               January 31, 1997                  November 1, 1996
                                                               ----------------                  ----------------
                                                                            (Dollars in thousands)

                                                                           Company's                        Company's
                                                            Total           Equity            Total          Equity
                                                          ---------        ---------        ---------       ---------
Current assets                                            $ 171,113                         $ 308,561
Noncurrent assets                                            14,930                            16,275
Current liabilities                                        (129,057)                         (257,310)
Due to Volt                                                                                      (754)      $     754
Noncurrent liabilities                                         (189)                             (209)
                                                          ---------                         ---------
Equity of combined joint ventures                         $  56,797                         $  66,563
                                                          =========                         =========

Equity of Australian joint venture (a)                    $  56,797        $  10,487        $  62,227          11,179
Equity of Brazilian joint venture                                                               4,336           4,153
                                                          ---------        ---------        ---------       ---------
                                                          $  56,797                         $  66,563
                                                          =========                         =========
Total investments in and advances to joint ventures                           10,487                           16,086
Included in prepaid expenses and other assets (b)                                                               4,907
                                                                           ---------                        ---------
Investment in joint venture                                                $  10,487                        $  11,179
                                                                           =========                        =========

(a) Pursuant to the venture agreement, the initial capital contributions of all venturers, other than Telstra, exceeded their proportionate share of ownership interest in the corporate joint venture. The agreement provides that, upon liquidation of the venture, the venturers will be entitled to recover such excess contributions from the net assets of the venture.

(b) The advances to and equity in the Brazilian joint venture at November 1, 1996 is included in the prepaid expenses and other assets due to the sale of the Company's interest in January 1997.



                                                                                   Three Months Ended
                                                              ------------------------------------------------------------
                                                                   January 31, 1997                  February 2, 1996
                                                              --------------------------        --------------------------
                                                                                  (Dollars in thousands)

                                                                               Company's                          Company's
                                                                Total           Equity            Total            Equity
                                                              ---------        ---------        ---------        ---------
Revenues                                                      $ 104,477                         $  62,896

Costs and expenses                                              107,869                            73,892
Income tax benefit                                               (2,256)                           (3,271)
                                                              ---------                         ---------
Net loss                                                      $  (1,136)                        $  (7,725)
                                                              =========                         =========

Net loss of Australian joint venture                          $  (4,328)       $    (540)       $  (6,038)       $    (749)
Net income (loss) of Brazilian joint venture                      3,192            3,192           (1,687)          (1,208)
                                                              ---------        ---------        ---------        ---------
                                                              $  (1,136)                        $  (7,725)
                                                              =========                         =========

Company's equity in net income (loss) of joint ventures                        $   2,652                         $  (1,957)
                                                                               ---------                         ---------

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

Note H--Income Taxes

Significant components of the income tax provision (benefit) attributable to operations are as follows:

                                                         Three Months Ended
                                                         ------------------
                                                  January 31,          February 2,
                                                     1997                 1996
                                                   -------              -------
                                                      (Dollars in thousands)
Current:
    Federal                                        $ 1,650              $   203
    Foreign                                             58                 (182)
    State and local                                    303                  454
                                                   -------              -------
                                                     2,011                  475
                                                   -------              -------
Deferred:
    Federal                                           (397)                 803
    State and local                                    (76)                  56
                                                   -------              -------
                                                      (473)                 859
                                                   -------              -------
                                                   $ 1,538              $ 1,334
                                                   =======              =======

Note I--Acquisition and Sale of Subsidiaries

On January 29, 1996, the Company merged its wholly-owned subsidiary, Autologic, Incorporated, and related foreign subsidiaries ("Autologic"), representing its Electronic Publication and Typesetting Systems segment, with Information International, Inc. ("Triple-I"), resulting in the formation of a new publicly traded company, Autologic Information International, Inc. ("AII"). Triple-I was a publicly traded company in the business of electronic publishing prepress systems.

In connection with the merger, the stockholders of Triple-I received 41% of AII's common stock, based on one share of AII being issued for each outstanding share of Triple-I, and the Company received 59% of the outstanding shares of AII common stock.

The merger has been accounted for as a purchase of a 59% interest in Triple-I and a corresponding sale of a 41% interest in Autologic to the former shareholders of Triple-I. The accompanying 1996 financial statements include the accounts of AII with the former Triple-I shareholders' 41% interest in AII, shown as a minority interest in the condensed consolidated balance sheet. The results of operations of Triple-I are included in the accompanying condensed consolidated statements of income since the date of acquisition. The sale of 41% of Autologic resulted in a pretax gain of $3,666,000, net of transaction costs, and also resulted in 41% of Autologic's assets being reflected in the 1996 balance sheet at fair value, resulting in an intangible asset of $5,215,000 with a corresponding increase in the minority interest. In addition, the purchase of the assets of Triple-I resulted in an intangible of $3,847,000. These intangibles are being amortized over a period of five years. In connection with the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note I--Acquisition and Sale of Subsidiaries (Continued)

merger, Autologic restructured its operations and incurred a charge of $700,000 related principally to a reduction in workforce as a result of the merger. Such charge is included in the results of operations for the three months ended February 2, 1996.

The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisition had occurred at the beginning of the fiscal 1996 first quarter with pro forma adjustments to give effect to amortization of intangibles, minority interest in operations and certain income tax adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated or which may result in the future.

                                                         Three Months Ended
                                                         ------------------
                                                            February 2,
                                                               1996
                                                               ----
                                                   (Dollars in thousands, except
                                                        per share amounts)
Revenue                                                      $237,331
Net income                                                   $  3,265

Net income per share                                         $    .34


Note J--Discontinued Operations

During the first quarter of 1997, the Company disposed of the assets and discontinued Digiflex, its advertisement delivery operation. Digiflex, a division of AII, was acquired at the end of January 1996. The loss from discontinued operations represents the Company's portion (59%) of the operating loss and loss on disposal, related to Digiflex. No income tax benefits have been allocated to the loss.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 2, 1996

The information which appears below relates to current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods.

The following summarizes the unaudited results of operations by segment:

                                                       Three Months Ended
                                                   January 31,     February 2,
                                                      1997            1996
                                                   -----------     ----------
                                                       (Dollars in thousands)

Revenues:
Technical Services and Temporary Personnel           $210,592        $155,699
Telephone Directory                                    14,894          13,569
Telecommunications Services                            28,068          19,491
Computer Systems                                       19,040          20,607
Electronic Publication and Typesetting Systems         18,094          16,547
Equity in net income (loss) of joint ventures           2,652          (1,957)
Gain on sale of interest in subsidiaries                                3,666
Interest and other income-net                             486              88
Elimination of intersegment revenues                   (1,888)         (1,100)
                                                     --------        --------

                                                     $291,938        $226,610
                                                     ========        ========
Income from Continuing Operations Before
  Minority Interests and Income Taxes

Operating Profit (Loss):
Technical Services and Temporary Personnel           $  4,150        $  5,444
Telephone Directory                                      (681)         (1,010)
Telecommunications Services                             3,364           1,361
Computer Systems                                          898           2,138
Electronic Publication and Typesetting Systems         (1,026)         (2,410)
Elimination                                               (12)              2
                                                     --------        --------
Total Operating Profit                                  6,693           5,525

Equity in net income (loss) of joint ventures           2,652          (1,957)
Gain on sale of interest in subsidiaries                                3,666
Interest and other income-net                             486              88
General corporate expenses                             (2,524)         (2,495)
Interest expense                                       (1,495)         (1,155)
Foreign exchange gain (loss)--net                         295            (140)
                                                     --------        --------

Income from Continuing Operations Before
   Minority Interests and Income Taxes               $  6,107        $  3,532
                                                     ========        ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 2, 1996--Continued

This discussion and analysis contains forward-looking statements which, in addition to assuming a continuation of the degree and timing of customer utilization and rate of renewals of contracts with the Company at historical levels, are subject to a number of known and unknown risks that, in addition to general economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements.

These and certain other factors may be discussed in the Company's Annual Report on Form 10-K for the year ended November 1, 1996 and in reports thereafter filed with the Securities and Exchange Commission, including in this Report.

Results of Operations - Summary

In the three-month period of fiscal 1997, revenues increased by $65,328,000, or 29%, from fiscal 1996, as sales increased by $63,987,000, or 28%. Revenues in 1997 included the Company's portion of joint venture earnings of $2,652,000, compared with a loss in 1996 of $1,957,000. The 1996 period included a gain of $3,666,000 from the sale of an interest in the Company's Electronic Publication and Typesetting Systems segment. The increase in 1997 sales resulted primarily from a $54,893,000 increase in sales of the Technical Services and Temporary Personnel segment and a $8,577,000 increase in sales of the Telecommunications Services segment.

The Company's 1997 pretax income from continuing operations before minority interests increased by $2,575,000 or 73% to $6,107,000. The 1997 income included an increase of $4,609,000 in the Company's portion of joint venture earnings while the 1996 income included the $3,666,000 pretax gain discussed above. The operating profit of the Company's segments increased by 21% or $1,168,000 to $6,693,000 in 1997. The principal increases in the segments' operating profit were from the Telecommunications Services segment, with an increase of 147% or $2,003,000 to $3,364,000 and the Electronic Publication and Typesetting Systems segment, whose operating loss was reduced to $1,026,000, compared to a loss of $2,410,000 in 1996. The improvements in operating profit were partially offset by decreases of 24% or $1,294,000 sustained by the Technical Services and Temporary Personnel segment and 58% or $1,240,000 sustained by the Computer Systems segment.

The net income in the three months of 1997 was $4,922,000, compared to net income of $2,267,000 in the three months of 1996.

Results of Operations - By Segment

The Technical Services and Temporary Personnel segment's sales increased by $54,893,000, or 35%, in 1997 to $210,592,000, while the segment's operating profit decreased by $1,294,000 or 24%, to $4,150,000, compared with $5,444,000 in 1996. Approximately $15,230,000, or 28% of the segment's 1997 sales increase was due to pass-through costs primarily related to the use of subcontractors to service large national contracts billed without a mark-up, and $15,000,000 was

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 2, 1996--Continued

Results of Operations - By Segment -- Continued

from business with new customers. The remainder of the increase was with existing customers, partially offset by a $7,721,000 sales decrease due to a high margin customer which no longer requires the segment's services. The decrease in the segment's operating profit was due to higher overhead costs and a decrease in gross margin of approximately 1.2 percentage points, partially offset by the increase in sales volume. Overhead costs have increased due to start-up costs related to new offices and staffing for recently won national accounts, which are in the initial stages of their contracts. One-half of the
1.2 percentage point decrease in gross margin was due to higher subcontractor usage billed without a mark-up. The loss of the high margin customer discussed above and lower margins on additional business with the large national contracts accounted for the remainder of the gross margin decline. As revenues from these new contracts reach their anticipated levels in the second half of fiscal 1997, operating profits should increase.

The Telephone Directory segment's sales increased by $1,325,000, or 10%, to $14,894,000 in fiscal 1997, and its operating loss was reduced by $329,000 to $681,000. The sales increase is due to a $536,000 increase in telephone directory production volume and a $2,061,000 increase in Uruguayan printing volume, partially offset by a decrease in independent directory sales of $1,678,000. The decrease in independent directory sales is due to a large directory which was published in the first quarter of 1996, but which will be published in the second quarter of fiscal 1997. The decrease in the operating loss in 1997 was due to the higher volume of telephone directory production and Uruguayan printing and the absence, in 1997, of start-up costs incurred in 1996. This segment's services are rendered under various short and long-term contracts. A contract with one customer, which accounted for 24% of the segment's revenues for the first quarter of fiscal 1997, is scheduled to expire on December 31, 1997, with the customer having renewal options. However, the segment has obtained several significant new contracts which have begun in fiscal 1997. Other contracts are scheduled to expire in 1997 through 2001.

The Telecommunications Services segment's sales increased by 44%, or $8,577,000 to $28,068,000 in fiscal 1997 and its operating profit increased by 147%, or $2,003,000 to $3,364,000 in fiscal 1997. The sales increase was due to a 32% increase in the Construction division and a 48% increase in the Business Systems division. The sales increases resulted from increased business with existing customers, principally large telecommunications companies that are expanding and upgrading their capabilities. Operating results improved due to the increased sales volume, an increase in gross margin and a decrease in overhead costs expressed as a percentage of sales.

The Computer Systems segment's sales decreased by $1,567,000, or 8%, to $19,040,000 in 1997 and its operating profit was $898,000, compared with $2,138,000 in 1996. The decrease in sales and operating profit was primarily due to decreased sales and profits on customer acceptance of Delta Operating Service Systems in 1997, compared to 1996, and decreased sales and profits on conservation services to utilities due to the phase-out under a large contract with a customer who no longer requires the segment's services. Under the completed contract method of accounting used by

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 2, 1996--Continued

Results of Operations - By Segment -- Continued

this segment, revenues together with related costs are recognized in income upon acceptance by the customer. This segment's results on a quarter-to-quarter basis are highly dependent on the acceptance by customers under contract for the segment's directory assistance systems, which occurs periodically rather than evenly.

The Electronic Publication and Typesetting Systems segment's sales increased by $1,547,000, or 9%, to $18,094,000 in 1997, while the segment incurred an operating loss of $1,026,000, compared to a loss of $2,410,000 in 1996. Since January 29, 1996, the segment has been comprised of the Company's former Autologic, Incorporated subsidiary and related foreign subsidiaries ("Autologic"), which were merged on that date with Information International Incorporated ("Triple-I") as a publicly held company. (See Note I in the Notes to Condensed Consolidated Financial Statements). The results of operations for the first quarter 1996 reflect the results of Autologic on a stand-alone basis, while results for fiscal 1997 reflect the merged operations. The fiscal 1997 sales increase resulted primarily from the integration of the two businesses. The decrease in operating loss in 1997 was due to a 13 percentage point increase in gross margins, increased sales volume and a $700,000 restructuring charge related to the merger recorded in 1996, partially offset by a 7 percentage point increase in total operating expenses expended per sales dollar. The fiscal 1997 increase in operating expenses included a 46% increase in engineering, research and development and a 19% increase in selling and administrative expenses. These expenses increased at a greater rate than sales in 1997 due to the development of additional new products and expansion into new markets. The first quarter of 1997 also included charges of $534,000 for amortization of intangibles resulting from the merger which had no counterpart in 1996. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1997 of equipment introduced within the last three years comprising approximately 91% of equipment sales.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Interest income decreased by $293,000, or 48%, in 1997, primarily due to the reduction of funds available for investment. Excess funds were used to reduce sales of receivables under the Company's securitization program.

Other income (expense) changed favorably by $691,000 in 1997 primarily due to $314,000 of lower fees paid resulting from the reduced level of sales of receivables under the Company's securitization program and an increase in sundry income.

The Company's share of the net income of its joint ventures was $2,652,000 in 1997, as compared to a loss of $1,957,000 in 1996. The improvement was due to an increase in the Company's share of net income of its' Brazilian joint venture and a decrease in the Company's share of the net loss of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 2, 1996--Continued

Results of Operations - Other -- Continued

its Australian joint venture, which produces a major portion of its revenues and significantly all of its profit in the Company's second and third fiscal quarters.

In January 1997, the Company sold its interest in its' Brazilian joint venture. Due to the guarantee of certain of the venture's obligations, the gain on the sale of approximately $2,550,000 will be deferred until such guarantees are released. However, income earned by the venture, due to the publication of the Yellow Pages directory in Rio de Janeiro, through the date of sale are included in Equity in net income (loss) of joint ventures.

Selling and administrative expenses increased by $540,000, or 5%, to $11,898,000 in 1997 to support the increase in sales. However, these expenses expressed as a percentage of sales decreased to 4% in 1997 from 5% in 1996.

Research, development and engineering expenditures increased by $1,004,000, or 52%, to $2,947,000 in 1997. The increase was due to additional product development by the Electronic Publication and Typesetting Systems and the Computer Systems segments.

Depreciation and amortization increased by $1,641,000, or 48%, to $5,058,000 in 1997. The increase was due to increased fixed asset expenditures in fiscal 1996 and the amortization of intangibles which resulted from the 1996 Autologic transaction.

The foreign exchange gain was $295,000 in fiscal 1997 compared to a loss in 1996 of $140,000. The gain in 1997 was due to favorable, and the loss in 1996 was due to unfavorable, currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency options and forward contracts are purchased.

Interest expense increased by $340,000, or 29%, to $1,495,000 in 1997. The increase was primarily due to an increase in long-term debt by the issuance in a private placement in August 1996 of $50,000,000 of 7.92% Senior Notes, offset by the retirement of $22,855,000 of 12-3/8% Debentures in September 1996 .

The Company's effective tax rate was reduced to 25% in 1997 from 37% in 1996 principally due to the Company's share of the net income of its Brazilian joint venture in fiscal 1997 which was able to be offset against previous joint venture losses for which no tax benefit had been recognized.

Liquidity and Sources of Capital

Cash and cash equivalents decreased by $1,918,000 in 1997 to $11,359,000, and working capital increased by $2,777,000 to $116,268,000. Operating activities used $3,070,000 of cash flows in the first quarter of fiscal 1997. Primary among the factors providing cash flows to operating activities for the three months ended January 31, 1997 were the Company's net income of $4,922,000, augmented

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 2, 1996--Continued

Liquidity and Sources of Capital--Continued

by $5,058,000 of depreciation and amortization and increases in customer advances and other liabilities of $5,203,000, primarily due to the deferral of the gain on the sale of the Brazilian joint venture totaling $2,550,000 (See Note F in the Notes to the Condensed Consolidated Financial Statements). Among the principal uses of cash in operating activities for the three months ended January 31, 1997, were an increase in the level of accounts receivable of $6,122,000, due to an $8,000,000 reduction in interests in accounts receivable sold at January 31, 1997 as compared to November 1, 1996 under the Company's securitization program. (See Note B in the Notes to the Condensed Consolidated Financial Statements) and a decrease in accounts payable of $11,309,000, was due to the timing of vendor payments.

The principal factor in the cash provided by investing activities of $3,161,000 were proceeds of $10,115,000 on the sale of the Brazilian joint venture, partially offset by expenditures for property, plant and equipment of $3,909,000 and the purchase of an investment for $3,000,000.

In addition to its cash and cash equivalents, at January 31, 1997, the Company's short-term investment portfolio, primarily U.S. treasury notes and certificates of deposit, had a carrying value of $4,385,000. The Company also has a $10,000,000 credit line with a domestic bank under a revolving credit agreement which expires August 1, 1997, unless renewed. The Company had outstanding bank borrowings under that line of $1,842,000 at January 31, 1997. In addition, at January 31 1997, the Company had the ability to sell up to $40,000,000 of additional interest in receivables under its existing securitization program.

The Company believes that its current financial position, working capital and future cash flows will be sufficient to fund its presently contemplated operations and satisfy its debt obligations. The Company has no material capital commitments. The Company may determine, from time-to-time in the future, to buy shares of its common stock.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. As permitted by SFAS 123, the Company has determined it will adopt the disclosure-only provision of SFAS 123 and will otherwise continue to report under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

PART II - OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

(a)   Exhibits

15.01 Letter from Ernst & Young LLP

15.02 Letter from Ernst & Young LLP regarding interim financial information.

27.01 Financial Data Schedule

(b)  Reports on Form 8-K:

The only Report on Form 8-K filed during the quarter ended January 31, 1997 was a report dated January 9, 1997 (date of earliest event reported) reporting Item
5. Other events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. No financial statements or pro forma financial information were filed with that Report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     VOLT INFORMATION SCIENCES, INC.
                                            (Registrant)



                                     BY: /s/ JACK EGAN
                                         -------------------------------------
                                         (Signature)
Date:  March 13, 1997                    JACK EGAN
                                         Vice President - Corporate Accounting
                                         (Principal Accounting Officer)