Form 10-Q
period 1997-05-02
VOLT INFORMATION SCIENCES INC
filed 1997-06-13
CIK 103872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                       --
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For The Six Months Ended May 2, 1997

    Or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


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
The number of shares of common stock, $.10 par value, outstanding as of June 6, 1997 was 14,790,013.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Statements of  Income Six Months
                  and Three Months Ended May 2, 1997 and May 3, 1996                           3

                  Condensed Consolidated Balance Sheets
                  May 2, 1997 and November 1, 1996                                             4

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended May 2, 1997 and May 3, 1996                                 5

                  Notes to Condensed Consolidated Financial Statements                         7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations  Six Months and Three Months Ended May 2, 1997,
                  Compared to the Six Months and Three Months Ended May 3, 1996                15


PART II - OTHER INFORMATION
Item 6.           Exhibits and Reports on Form 8-K                                             24


SIGNATURE                                                                                      25

  PART I - FINANCIAL INFORMATION
  ITEM 1 - FINANCIAL STATEMENTS
  VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
  (UNAUDITED)

                                                                    Six  Months Ended                   Three Months Ended
                                                                    -----------------                   ------------------
                                                                May 2,             May 3,            May 2,              May 3,
                                                                1997               1996               1997               1996
                                                            ------------       ------------       ------------       ------------
                                                                                   (Dollars in thousands)
REVENUES:
  Sales of services                                         $    596,658       $    434,950       $    325,834       $    226,473
  Sales of products -- Note I                                     37,845             42,065             19,869             25,729
  Equity in net income (loss) of joint ventures--Note F            3,600             (1,783)               948                174
  Interest income                                                    589              1,182                277                577
  Gain on sale of interest in subsidiaries--Note H                                    3,666
  Other income (expense) - net--Note B                               188               (716)                14               (199)
                                                            ------------       ------------       ------------       ------------
                                                                 638,880            479,364            346,942            252,754
                                                            ------------       ------------       ------------       ------------
COSTS AND EXPENSES:
  Cost of sales
    Services -- Note J                                           554,566            398,640            300,950            206,045
    Products -- Note I                                            22,740             28,137             11,628             15,666
  Selling and administrative                                      24,872             24,087             12,974             12,729
  Research, development & engineering                              6,033              5,657              3,086              3,715
  Depreciation and amortization                                   10,173              7,775              5,115              4,358
  Foreign exchange (gain) loss - net                                (179)               277                116                137
  Interest expense                                                 2,922              2,360              1,427              1,205
                                                            ------------       ------------       ------------       ------------
                                                                 621,127            466,933            335,296            243,855
                                                            ------------       ------------       ------------       ------------
  Income from continuing operations before income
    taxes and items shown below                                   17,753             12,431             11,646              8,899
  Minority interests in net loss (income) of
    consolidated subsidiaries--Note H                                541                (98)                69               (167)
  Income tax provision                                             6,119              5,035              4,581              3,701
                                                            ------------       ------------       ------------       ------------
  Income from continuing operations                               12,175              7,298              7,134              5,031
  Loss from discontinued operations--Note I                         (119)              (100)                                 (100)
                                                            ------------       ------------       ------------       ------------
NET INCOME                                                  $     12,056       $      7,198       $      7,134       $      4,931
                                                            ============       ============       ============       ============


                                                                                     (Per Share Data)

Income from continuing operations                           $       0.81       $       0.50       $       0.47       $       0.35
Loss from discontinued operations                                  (0.01)             (0.01)                                (0.01)
                                                            ------------       ------------       ------------       ------------
Net income                                                  $       0.80       $       0.49       $       0.47       $       0.34
                                                            ------------       ------------       ------------       ------------

Number of shares used in computation--Note G                  15,026,700         14,521,010         15,035,564         14,531,315
                                                            ============       ============       ============       ============

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                                May 2,        November 1,
                                                                                                 1997           1996 (a)
                                                                                               --------        --------
ASSETS                                                                                           (Dollars in thousands)

CURRENT ASSETS
  Cash and cash equivalents                                                                    $ 23,617        $ 13,277
  Short-term investments                                                                          2,103           4,458
  Trade accounts receivable less allowances of  $5,252 (1997) and $5,191 (1996)--Note B         187,652         170,484
  Inventories--Note C                                                                            33,080          31,646
  Deferred income taxes                                                                          11,964          11,757
  Prepaid expenses and other assets                                                              10,285          11,524
                                                                                               --------        --------
TOTAL CURRENT ASSETS                                                                            268,701         243,146

  Investment in securities                                                                       3,000
  Investment in joint venture--Note F                                                            11,503          11,179
  Property, plant and equipment  less allowances for depreciation and amortization
    of $43,511 (1997) and $38,761 (1996)--Note D                                                 63,531          64,869
  Deferred income taxes and other assets                                                          4,462           2,493
  Intangible assets-net of accumulated amortization of $7,913 (1997) and $6,459
    (1996)--Note H                                                                               14,163          15,457
                                                                                               --------        --------
                                                                                               $365,360        $337,144
                                                                                               --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                                                                       $  7,157        $  5,414
  Current portion of long-term debt--Note D                                                       1,949           1,949
  Accounts payable                                                                               44,447          43,345
  Accrued wages and commissions                                                                  31,257          29,998
  Other accruals                                                                                 32,948          29,712
  Customer advances and other liabilities                                                        23,797          16,215
  Income taxes                                                                                    2,084           3,022
                                                                                               --------        --------
TOTAL CURRENT  LIABILITIES                                                                      143,639         129,655

Long-term debt--Note D                                                                           56,146          57,395
                                                                                               --------        --------
                                                                                                199,785         187,050

Minority interests--Note H                                                                       19,188          19,857

STOCKHOLDERS' EQUITY--Notes D, E, F, and G
  Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
  Common stock, par value $.10; Authorized--30,000,000 shares;
  issued 14,760,264 shares (1997) and 9,692,143 shares (1996)                                     1,476             969
  Paid-in capital                                                                                31,309          27,763
  Retained earnings                                                                             113,561         101,505
  Other                                                                                              41
                                                                                               --------        --------
                                                                                                146,387         130,237
                                                                                               --------        --------
                                                                                               $365,360        $337,144
                                                                                               ========        ========

(a) The Balance Sheet at November 1, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                   Six Months Ended
                                                                                -------------------------
                                                                                 May 2,           May 3,
                                                                                 1997              1996
                                                                                --------         --------
                                                                                  (Dollars in thousands)
CASH PROVIDED BY OPERATING ACTIVITIES
  Net income                                                                    $ 12,056         $  7,198
  Adjustments to reconcile to cash provided by
    (used in) operating activities:
    Loss from discontinued operations                                                119              100
    Depreciation and amortization                                                 10,173            7,775
    Gain on sale of interest in subsidiaries                                                       (3,666)
    Equity in net (income) loss of joint ventures                                 (3,600)           1,783
    Minority interests in net (loss) income of consolidated subsidiaries            (541)              98
    Accounts receivable provisions                                                 1,559            1,325
    Gains on foreign currency translation                                           (426)            (503)
    Gains on dispositions of property, plant and equipment                                           (131)
    Deferred income tax (benefit) provision                                         (561)           1,513
    Other                                                                            (11)            (231)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                 (19,724)           9,008
      (Increase) decrease in inventories                                          (1,615)           1,402
      Increase in prepaid expenses and other current assets                       (1,705)            (851)
      (Increase) decrease in other assets                                         (1,393)           1,646
      Increase (decrease) in accounts payable                                      1,090           (5,488)
      Increase (decrease) in accrued expenses                                      5,041           (5,380)
      Increase in customer advances and other liabilities                          1,459            1,474
      Decrease in income taxes payable                                              (981)         (11,607)
                                                                                --------         --------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                          940            5,465
                                                                                --------         --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                       Six Months Ended
                                                                  ---------------------------
                                                                   May 2,           May 3,
                                                                    1997            1996
                                                                  --------         --------
                                                                   (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
  Maturities of investments                                          4,830            2,108
  Purchases of investments                                          (5,469)          (2,122)
  Investment in joint venture                                         (151)          (5,838)
  Cash of acquired subsidiaries, less transaction costs                               8,421
  Acquisition of subsidiary                                                          (1,006)
  Proceeds from disposals of property, plant and equipment             202               49
  Purchases of property, plant and equipment                        (7,603)         (10,316)
  Proceeds from sale of joint venture                               10,115
  Deferred gain on sale of joint venture                             2,550
                                                                  --------         --------

NET CASH PROVIDED BY (APPLIED TO)
  INVESTING ACTIVITIES                                               4,474           (8,704)
                                                                  --------         --------

CASH PROVIDED BY FINANCING ACTIVITIES
   Payment of long-term debt                                        (1,249)          (1,000)
   Exercise of stock options                                         3,553               71
   Increase in minority interests                                                       154
   Increase in notes payable to banks                                2,027              920
                                                                  --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            4,331              145
                                                                  --------         --------

Effect of exchange rate changes on cash                                595            1,188
                                                                  --------         --------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                10,340           (1,906)

Cash and cash equivalents, beginning of period                      13,277           25,350
                                                                  --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 23,617         $ 23,444
                                                                  ========         ========

SUPPLEMENTAL INFORMATION
 Cash paid during the period:
 Interest expense                                                 $  4,400         $  2,354
 Income taxes, net of refunds                                     $  6,176         $ 15,312

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at May 2, 1997 and consolidated results of operations for the six and three months ended May 2, 1997 and May 3, 1996 and consolidated cash flows for the six months ended May 2, 1997 and May 3, 1996. Operating results for the six and three months ended May 2, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 1, 1996. The accounting policies used in preparing these financial statements are the same as those described in that Report.

The 1996 financial statements have been restated to conform with the current year's presentation.

The Company's fiscal year ends on the Friday nearest October 31.

Note B--Accounts Receivable

In October 1993, the Company entered into a three-year agreement, which was amended in March 1995 to extend through March 1998, to sell, on a limited recourse basis, up to $45,000,000 of undivided interests in a designated pool of certain eligible accounts receivable. At November 1, 1996, $13,000,000 of interests in accounts receivable had been sold under this agreement; none were sold at May 2, 1997. The sold accounts receivable are reflected as a reduction of receivables in the accompanying balance sheets. The Company pays fees based primarily on the purchaser's borrowing costs incurred on short-term commercial paper which financed the purchase of receivables. Other income (expense) in the accompanying 1997 and 1996 statements of income includes fees related to the agreement of $262,000 and $1,058,000 for the six months ended, and $35,000 and $517,000 for the three months ended May 2, 1997 and May 3, 1996, respectively.

The purchaser may terminate the agreement on a minimum of six months notice. In addition, the agreement may be terminated if the Company does not maintain a minimum tangible net worth, as defined in the agreement, or exceeds a maximum ratio of debt to tangible net worth.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Inventories

Inventories consist of:

                                        May 2,       November 1,
                                         1997           1996
                                      -----------   -----------
                                        (Dollars in thousands)
Services:
 Accumulated unbilled costs on:
   Service contracts                    $22,448        $17,651
   Long-term contracts                    1,359          1,694
                                        -------        -------
                                         23,807         19,345
                                        -------        -------
Products:
   Materials and work-in-process          5,430          7,911
   Service parts                          2,092          2,396
   Finished goods                         1,751          1,994
                                        -------        -------
                                          9,273         12,301
                                        -------        -------
Total                                   $33,080        $31,646
                                        =======        =======

The cumulative amounts billed, principally under long-term contracts, at May 2, 1997 and November 1, 1996, of $10,828,000 and $3,418,000, respectively, are credited against the related costs in inventory. Substantially all of the amounts billed have been collected. Inventories have been reduced by valuation allowances and accumulated amortization of rotable spare parts of $16,249,000 and $15,514,000 at May 2, 1997 and November 1, 1996, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Long-Term Debt

Long-term debt consists of the following:

                                         May 2,      November 1,
                                         1997           1996
                                       -----------   -----------
                                         (Dollars in thousands)

7.92% Senior Notes (a)                  $50,000        $50,000
Term loan (b)                             5,550          6,000
Notes payable (c) & (d)                   2,545          3,344
                                        -------        -------
                                         58,095         59,344

Less amounts due within one year          1,949          1,949
                                        -------        -------
Total long-term debt                    $56,146        $57,395
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

(b) In October 1994, the Company entered into a $10,000,000 loan agreement with Fleet Bank, which is secured by a deed of trust on land and buildings (book value at May 2, 1997 - $14,722,000). The loan, which bears interest at 7.86% per annum, requires principal payments of $225,000 per quarter and a final payment of $1,725,000 due October 2001.

(c) Includes a note payable (which bears interest at 90 day commercial paper rates) for $550,000 due on January 2, 1998. The balance at November 1, 1996 included two notes payable, each for $550,000.

(d) An unsecured loan of $2,493,000 from The Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The five-year loan, guaranteed by the Company, is to be repaid in semi-annual payments of $249,000, plus interest calculated at LIBOR (5.5% May 2, 1997) plus .25%, through September 15, 2001.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Stockholders' Equity

Changes in the major components of stockholders' equity for the six months ended May 2, 1997 are as follows:

                                                       Common        Paid-In          Retained
                                                       Stock         Capital          Earnings
                                                      -------        --------         --------
                                                                 (Dollars in thousands)

Balance at November 1, 1996                           $   969        $ 27,763         $101,505
Net income for the six months                                                           12,056
Issuance of 12,423 shares to ESOP                           1             499

Stock options exercised - 134,610 shares                   14           3,510
Stock award - 1,000 shares                                                 29
Issuance of  4,920,088 shares of  common stock
 resulting from three-for-two stock split                 492            (492)
                                                      -------        --------         --------
Balance at May 2, 1997                                $ 1,476        $ 31,309         $113,561
                                                      =======        ========         ========

On April 17, 1997, the Board of Directors declared a three-for-two stock split of the Company's common stock distributed on May 27, 1997 to shareholders of record as of the close of business on May 12, 1997. The balance sheet at May 2, 1997 has been adjusted to reflect these transactions.

The other components of stockholders' equity are an unrealized gain on marketable securities and a cumulative unrealized foreign currency translation adjustment due to the Company's European subsidiary and its investment in its Australian joint venture, whose functional currencies are the local currencies.

Note F--Summarized Financial Information of Joint Ventures

The Company owns 12-1/2% of the voting stock of Pacific Access Pty. Ltd. ("Pacific Access"), an international joint venture in Australia. This venture, which commenced operations in July 1991, assumed responsibility throughout Australia for the marketing, sales and compilation functions of all yellow pages directories of Telstra Corporation Ltd. ("Telstra"), the Australian government-owned telephone company, under the terms of a twelve-year contract. The venture produces a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters. Telstra owns 50% of the voting stock of Pacific Access. In the event of a change in control of the Company, as defined, the Company may be required to sell its share of the venture to Telstra at a formula price based on various factors, including earnings.

In January 1997, the Company sold its interest in Telelistas Editora Ltda. ("Telelistas"), a Brazilian joint venture, which is the official publisher of telephone directories in Rio de Janeiro for the government-owned telephone company. Due to the Company's guarantee of certain of the venture's obligations, the gain on the sale of approximately $2,550,000 has been deferred until such guarantees are repaid. However, income earned by the venture of $3,192,000, through the date of sale, are included in Equity in net income (loss) of joint ventures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Summarized Financial Information of Joint Ventures (Continued)

Consolidated retained earnings at May 2, 1997 included $5,971,000, representing the undistributed earnings of the Australian joint venture. United States income taxes have been provided for the anticipated remittance of such earnings.

 The following summarizes the financial information of the joint ventures:

                                                                   May 2, 1997                    November 1, 1996
                                                                   -----------                    ----------------
                                                                               (Dollars in thousands)

                                                                               Company's                     Company's
                                                             Total              Equity           Total         Equity
                                                            ---------         ---------         -------        -------
Current assets                                              $ 197,805                         $ 308,561
Noncurrent assets                                              15,176                            16,275
Current liabilities                                          (147,655)                         (257,310)
Due to Volt                                                                                        (754)     $   754
Noncurrent liabilities                                           (174)                             (209)
                                                              -------                            -------

Equity of combined joint ventures                           $  65,152                         $  66,563
                                                              =======                            =======

Equity of Australian joint venture (a)                      $  65,152         $  11,503         $62,227       11,179
Equity of Brazilian joint venture                                                                 4,336        4,153
                                                            ---------         ---------         -------       ------
                                                              $65,152                           $66,563
                                                              =======                           =======

Total investments in and advances to joint ventures                              11,503                       16,086
Included in prepaid expenses and other assets (b)                                                              4,907
                                                                              ---------                      -------
Investment in joint venture                                                   $  11,503                      $11,179
                                                                                =======                       ======

(a) Pursuant to the venture agreement, the initial capital contributions of all ventures, other than Telstra, exceeded their proportionate share of ownership interest in the corporate joint venture. The agreement provides that, upon liquidation of the venture, the venturers will be entitled to recover such excess contributions from the net assets of the venture.

(b) The advances to and equity in the Brazilian joint venture at November 1, 1996 is included in the prepaid expenses and other assets due to the sale of the Company's interest in January 1997.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Summarized Financial Information of Joint Ventures--(Continued)

                                                                                     Six Months Ended
                                                              -------------------------------------------------------------
                                                                       May 2,1997                        May 3,1996
                                                                       ----------                        ----------
                                                                                 (Dollars in thousands)

                                                                                 Company's                        Company's
                                                                 Total            Equity          Total            Equity
                                                               ---------         ---------      ---------         ---------
Revenues                                                       $ 255,507                        $ 221,695

Costs and expenses                                               246,494                          220,864
Income tax provision                                               2,324                            1,309
                                                               ---------                        ---------
Net income (loss)                                              $   6,689                        $    (478)
                                                               ---------                        ---------
Net income  of Australian joint venture                        $   3,497         $     408      $   2,168          $   245
Net income (loss) of Brazilian joint venture                       3,192             3,192         (2,646)          (2,028)
                                                               ---------         ---------      ---------         -------
                                                               $   6,689                        $    (478)
                                                               ---------                         --------
Company's equity in net income (loss) of joint ventures                          $   3,600                         $(1,783)
                                                                                 =========                         ========

                                                                                  Three Months Ended
                                                              -------------------------------------------------------------
                                                                       May 2,1997                        May 3,1996
                                                                       ----------                        ----------
                                                                                 (Dollars in thousands)

                                                                                 Company's                        Company's
                                                                 Total            Equity          Total            Equity
                                                               ---------         ---------      ---------         ---------
Revenues                                                       $151,030                        $158,799

Costs and expenses                                              138,625                         146,972
Income tax provision                                              4,580                           4,580
                                                               --------                        --------
Net income                                                     $  7,825                        $  7,247
                                                               --------                        --------

Net income of Australian joint venture                         $  7,825         $ 948          $  8,206            $    994
Net loss of Brazilian joint venture                                                                (959)               (820)
                                                               --------         -----          --------            --------
                                                               $  7,825                        $  7,247
                                                               --------                        --------
Company's equity in net income of joint ventures                                $ 948                              $    174
                                                                                =====                              ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note G--Per Share Data

Per share data are computed on the basis of the weighted average number of shares of common stock outstanding and, if applicable, the assumed exercise of dilutive outstanding stock options based on the treasury stock method. Per share data have been adjusted for the six and three months ended May 2, 1997 and May 3, 1996 for the effect of a three-for-two stock split declared on April 17, 1997 and distributed on May 27, 1997 to shareholders of record as of the close of business on May 12, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted by the Company in fiscal year 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating "basic" earnings per share, the dilutive effect of stock options will be excluded. Basic earnings per share will be slightly higher than per share data reported in the accompanying financial statements.

Note H--Acquisition and Sale of Subsidiaries

On January 29, 1996, the Company merged its wholly-owned subsidiary, Autologic, Incorporated and related foreign subsidiaries ("Autologic"), representing its Electronic Publication and Typesetting Systems segment, with Information International, Inc. ("Triple-I"), resulting in the formation of a new publicly traded company, Autologic Information International, Inc. ("AII"). Triple-I was, and AII is, a publicly traded company in the business of electronic publishing prepress systems.

In connection with the merger, the stockholders of Triple-I received 41% of AII's common stock, based on one share of AII being issued for each outstanding share of Triple-I, and the Company received 59% of the outstanding shares of AII common stock.

The merger has been accounted for as a purchase of a 59% interest in Triple-I and a corresponding sale of a 41% interest in Autologic to the former shareholders of Triple-I. The accompanying financial statements include the accounts of AII with the former Triple-I shareholders' 41% interest in AII, shown as a minority interest in the condensed consolidated balance sheets. The results of operations of Triple-I are included in the accompanying condensed consolidated statements of income since the date of acquisition. The sale of 41% of Autologic resulted in a pretax gain of $3,666,000, net of transaction costs, and also resulted in 41% of Autologic's assets being reflected in the 1996 balance sheet at fair value, resulting in an intangible asset of $5,215,000, with a corresponding increase in the minority interest. In addition, the purchase of the assets of Triple-I resulted in an intangible of $3,847,000. These intangibles are being amortized over a period of five years. In connection with the merger, Autologic restructured its operations and incurred a charge of $700,000 related principally to a reduction in Autologic's workforce as a result of the merger. Such charge is included in the results of operations for the six months ended May 3, 1996.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note H--Acquisition and Sale of Subsidiaries (Continued)

The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisition had occurred at the beginning of the fiscal 1996 first quarter with pro forma adjustments to give effect to amortization of intangibles, minority interests in operations and certain income tax adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated or which may result in the future.

                                                         Six Months Ended
                                                         ----------------
                                                              May 3,
                                                               1996
                                                               ----
                                                  (Dollars in thousands, except
                                                         per share amounts)

Revenue                                                      $490,196
Net income                                                     $7,703

Net income per share                                            $0.53

Note I--Discontinued Operations

During the first quarter of 1997, the Company disposed of the assets and discontinued Digiflex, its advertisement delivery operation. Digiflex, a division of AII, was acquired at the end of January 1996. The 1997 loss from discontinued operations represents the Company's portion (59%) of the operating loss and loss on disposal related to Digiflex. No income tax benefits have been allocated to the 1997 loss. The loss from discontinued operations for the six months ended May 3, 1996 includes the Company's portion of an operating loss of $170,000, net of a $105,000 tax benefit, on revenues of $111,000. The 1996 amounts have been restated to conform with the current year's presentation.

Note J--Significant Item in Operating Results

Net income for the six and three months ended May 3, 1996 include a cost reduction of $2,625,000 ($1,600,000, net of taxes), or $0.11 per share, and $2,029,000 ($1,236,000, net of taxes), or $0.09 per share, respectively, as a result of an agreement to pay a premium to an insurance carrier to close out prior years' retrospective insurance policies at an amount less than related liabilities for workers' compensation insurance previously provided by the Company. This adjustment had a favorable impact on the operating profit of the Technical Services and Temporary Personnel segment for the six and three months ended May 3, 1996 of $2,100,000 and $1,645,000, respectively. In addition, due to a new arrangement with its insurance carrier, the Company's ongoing premiums have been at a significantly lower rate.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED MAY 2, 1997 COMPARED
TO THE SIX MONTHS AND THREE  MONTHS ENDED MAY 3, 1996

The information which appears below relates to current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods.

The following summarizes the unaudited results of operations by segment:

                                                            For the Six                         For the Three
                                                            Months Ended                         Months Ended
                                                            ------------                         ------------
                                                        May 2,           May 3,             May 2,           May 3,
                                                        1997              1996              1997              1996
                                                      ---------         ---------         ---------         ---------
                                                                           (Dollars in thousands)
Revenues:
Technical Services and Temporary Personnel            $ 462,474         $ 325,922         $ 251,882         $ 170,223
Telephone  Directory                                     36,912            30,296            22,018            16,727
Telecommunications Services                              63,323            42,542            35,255            23,051
Computer Systems                                         37,775            37,884            18,735            17,277
Electronic Publication and Typesetting Systems           38,010            42,381            19,916            25,834
Equity in net income (loss) of joint ventures             3,600            (1,783)              948               174
Gain on sale of interest in subsidiaries                                    3,666
Interest and other income - net                             777               466               291               378
Elimination of intersegment revenues                     (3,991)           (2,010)           (2,103)             (910)
                                                      ---------         ---------         ---------         ---------
                                                      $ 638,880         $ 479,364         $ 346,942         $ 252,754
                                                      =========         =========         =========         =========

Income from Continuing Operations Before
  Minority Interests and Income Taxes:

Operating Profit (Loss):

Technical Services and Temporary Personnel            $  11,530         $  13,150         $   7,380         $   7,706
Telephone Directory                                         858            (1,570)            1,539              (560)
Telecommunications Services                               8,326             3,728             4,962             2,367
Computer Systems                                          1,181             3,397               283             1,259
Electronic Publication and Typesetting Systems             (616)           (1,180)              410             1,230
Elimination                                                 (12)                2
                                                      ---------         ---------         ---------         ---------
Total Operating Profit                                   21,267            17,527            14,574            12,002
Equity in net income (loss) of joint ventures             3,600            (1,783)              948               174
Gain on sale of interest in subsidiaries                                    3,666
Interest and other income - net                             777               466               291               378
General  corporate expenses                              (5,148)           (4,808)           (2,624)           (2,313)
Interest expense                                         (2,922)           (2,360)           (1,427)           (1,205)
Foreign exchange gain (loss) - net                          179              (277)             (116)             (137)
                                                      ---------         ---------         ---------         ---------

Income from Continuing Operations Before
  Minority Interests and Income Taxes                 $  17,753         $  12,431         $  11,646         $   8,899
                                                      =========         =========         =========         =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 2, 1997 COMPARED
TO THE SIX MONTHS ENDED MAY 3, 1996 --Continued

This discussion and analysis contains forward-looking statements which, in addition to assuming a continuation of the degree and timing of customer utilization and rate of renewals of contracts with the Company at historical levels, are subject to a number of other known and unknown risks, including general economic, competitive and other business conditions, that could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These and certain other factors are discussed in the Company's Annual Report on Form 10-K for the year ended November 1, 1996 and may be discussed in reports thereafter filed with the Securities and Exchange Commission, including this Report.

Results of Operations - Summary

In the six-month period of fiscal 1997, revenues increased by $159,516,000, or 33%, from fiscal 1996, as sales increased by $157,488,000, or 33%. Revenues in 1997 included the Company's portion of joint venture earnings of $3,600,000, compared with a loss in 1996 of $1,783,000. The 1996 period included a gain of $3,666,000 from the sale of an interest in the Company's Electronic Publication and Typesetting Systems segment. The increase in 1997 sales resulted primarily from a $136,552,000 increase in sales of the Technical Services and Temporary Personnel segment, a $20,781,000 increase in sales of the Telecommunications Services segment and a $6,616,000 increase in sales of the Telephone Directory segment, partially offset by a $4,371,000 decrease in sales of the Electronic Publication and Typesetting Systems segment.

The Company's 1997 pretax income from continuing operations before minority interests increased by $5,322,000, or 43% to $17,753,000. The 1997 income included an increase of $5,383,000 in the Company's portion of joint venture earnings while the 1996 income included the $3,666,000 non-recurring pretax gain discussed above. The operating profit of the Company's segments increased by $3,740,000, or 21%, to $21,267,000 in 1997. The principal increases in the segments' operating profit were from the Telecommunications Services segment, with an increase of $4,598,000, or 123%, to $8,326,000 and the Telephone Directory segment with an improvement of $2,428,000, to a profit of $858,000. The improvements in operating profit were partially offset by decreases in the Computer Systems segment of $2,216,000, or 65%, to $1,181,000 and decreases in the Technical Services and Temporary Personnel segment of $1,620,000, or 12%, to $11,530,000.

The net income in the six months of 1997 was $12,056,000, compared to net income of $7,198,000 in the six months of 1996.

Results of Operations - By Segment

The Technical Services and Temporary Personnel segment's sales increased by $136,552,000, or 42%, in 1997 to $462,474,000, while the segment's operating profit decreased by $1,620,000, or 12%, to $11,530,000, compared with $13,150,000 in 1996. Approximately $36,964,000, or 27%, of the segment's 1997 sales increase was due to pass-through costs primarily related to the use of subcontractors to service large national contracts billed without a mark-up, and $29,045,000 was

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 2, 1997 COMPARED
TO THE SIX MONTHS ENDED MAY 3, 1996--Continued

Results of Operations - By Segment --Continued

from business with new customers. The remaining increase of $78,340,000 was with existing customers, partially offset by a $7,797,000 sales decrease due to a high margin customer which no longer requires the segment's services. The decrease in the segment's operating profit was due to the absence, in 1997, of a non-recurring 1996 favorable $2,100,000 retrospective workers' compensation insurance adjustment (see Note J of Notes to Condensed Consolidated Financial Statements), higher overhead costs and a decrease in gross margin of approximately 0.7 percentage points, partially offset by the increase in sales volume. The decrease in gross margin percentage was due to higher subcontractor usage billed without a mark-up, offset, in part, by lower workers' compensation insurance premiums. The loss of the high margin customer discussed above accounted for the remainder of the gross margin decline. Overhead costs have increased due to start-up costs related to new offices and staffing for recently won national accounts, which are in the initial stages of their contracts. As revenues from the new national accounts reach their anticipated levels in the second half of fiscal 1997, operating profits are expected to increase.

The Telephone Directory segment's sales increased by $6,616,000, or 22%, to $36,912,000 in fiscal 1997, and its operating profit was $858,000 in 1997 compared with an operating loss of $1,570,000 in 1996. The sales increase was principally due to a $1,211,000 increase in telephone directory production volume, a $1,251,000 increase in system sales and a $2,524,000 increase in Uruguayan printing volume. The increased profitability in 1997 was due to the higher sales volume and the absence, in 1997, of start-up and other non-recurring costs incurred in 1996. This segment's services are rendered under various short and long-term contracts. A contract with one customer, which accounted for 19% of the segment's revenues for the six months of fiscal 1997, is scheduled to expire on December 31, 1997, with the customer having renewal options. However, the segment has obtained several significant new contracts which have begun in fiscal 1997. Other contracts are scheduled to expire in 1997 through 2001.

The Telecommunications Services segment's sales increased by $20,781,000, or 49%, to $63,323,000 in fiscal 1997 and its operating profit increased by $4,598,000, or 123%, to $8,326,000 in fiscal 1997. The sales increase was due to a 33% increase in the Construction division and a 71% increase in the Business Systems division. The sales increases resulted from several factors, including required upgrading of core telecommunications infrastructure by existing customers, the demand for the segment's services in the wireless area, and the continued emphasis of outsourcing by the major telecommunications providers. Operating results improved due to the increased sales volume, favorable gross margins on existing business resulting in a 4.0 percentage point increase in gross margins, compared to fiscal 1996, and a slight decrease in overhead costs as a percentage of sales.

The Computer Systems segment's sales decreased by $109,000 to $37,775,000 in 1997 and its operating profit was $1,181,000, compared with $3,397,000 in 1996. The decrease in sales and operating profit was primarily due to decreased sales and profits on conservation services to utilities

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 2, 1997 COMPARED
TO THE SIX MONTHS ENDED MAY 3, 1996--Continued

Results of  Operations - By Segment --Continued

due to the phase-out under a large contract with a customer which no longer requires the segment's services and decreased profit on customer acceptance of Delta Operating Service Systems in 1997, compared to 1996. Under the completed contract method of accounting used by this segment, revenues together with related costs are recognized in income upon acceptance by the customer. This segment's results on a quarter-to-quarter basis are highly dependent on the acceptance by customers under contract for the segment's directory assistance systems, which occurs periodically rather than evenly.

The Electronic Publication and Typesetting Systems segment's sales decreased by $4,371,000, or 10%, to $38,010,000 in 1997, while the segment incurred an operating loss of $616,000, as compared to a loss of $1,180,000 in 1996. Since January 29, 1996, the segment has been comprised of the Company's former Autologic, Incorporated subsidiary and related foreign subsidiaries ("Autologic"), which were merged on that date with Information International Incorporated ("Triple-I") as a publicly held company (see Note I in the Notes to Condensed Consolidated Financial Statements). The results of operations for the six months of 1996 reflect three months results of Autologic on a stand-alone basis and three months of the merged operations, while results for fiscal 1997 reflect the merged operations. The fiscal 1997 sales decrease resulted from a decrease in sales of systems and equipment, primarily in the European market, partially offset by an increase of customer service sales in the domestic market. The decrease in operating loss in 1997 was due to a 7.6 percentage point improvement in gross margins, and the absence of a $700,000 restructuring charge related to the mergers recorded in the first quarter of fiscal 1996, partially offset by decreased sales volume, a 6.9 percentage point increase in total operating expenses expended per sales dollar and charges of $1,068,000 for amortization of intangibles resulting from the merger, compared to $534,000 in 1996. The operating expenses increased due to the development of additional new products and expansion into new markets. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1997 of equipment introduced within the last three years comprising approximately 89% of equipment sales.

Results of  Operations -  Other

Other items, discussed on a consolidated basis, affecting the results of operations for the six-month periods were:

Interest income decreased by $593,000, or 50%, in 1997, primarily due to the use of excess funds to reduce sales of receivables under the Company's securitization program.

Other income (expense) increased favorably by $904,000 in 1997 primarily due to $796,000 of lower fees paid resulting from the reduced level of sales of receivables under the Company's securitization program and an increase in sundry income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX  MONTHS ENDED MAY 2, 1997 COMPARED
TO THE SIX  MONTHS ENDED MAY 3, 1996--Continued

Results of Operations -  Other--Continued

The Company's share of the net income of its joint ventures was $3,600,000 in 1997, compared to a loss of $1,783,000 in 1996. The improvement was due to an increase in the Company's share of net income of its Brazilian and Australian joint ventures. The Australian joint venture produces a major portion of its revenues and significantly all of its profit in the Company's second and third fiscal quarters.

In January 1997, the Company sold its interest in its Brazilian joint venture. Due to the guarantee of certain of the venture's obligations, the gain on the sale of approximately $2,550,000 will be deferred until such guarantees are released. However, income earned by the venture, due to the publication of the Yellow Pages directory in Rio de Janeiro, through the date of sale, are included in Equity in net income (loss) of joint ventures.

Research, development and engineering expenditures increased by $376,000, or 7%, to $6,033,000 in 1997. The increase was due to additional product development by the Computer Systems and the Electronic Publication and Typesetting Systems segments, partially offset by a reduction of expenditures by the Telephone Directories segment.

Depreciation and amortization increased by $2,398,000, or 31%, to $10,173,000 in 1997. The increase was due to increased fixed asset expenditures in fiscal 1996 and the amortization of intangibles which resulted from the 1996 Autologic transaction.

The foreign exchange gain was $179,000 in fiscal 1997 compared to a loss in 1996 of $277,000. The gain in 1997 was due to favorable, and the loss in 1996 was due to unfavorable, currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency options and forward contracts are purchased.

Interest expense increased by $562,000, or 24%, to $2,922,000 in 1997. The increase was primarily due to an increase in long-term debt by the issuance in a private placement, in August 1996, of $50,000,000 of 7.92% Senior Notes, offset, in part, by the retirement of $22,855,000 of 12-3/8% Subordinated Debentures in September 1996 using proceeds from the private placement.

The Company's effective tax rate was reduced to 34% in 1997 from 41% in 1996 principally due to the Company's share of the net income of its Brazilian joint venture in fiscal 1997 which was offset against previous joint venture losses for which no tax benefit had been recognized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 2, 1997 COMPARED
TO THE THREE MONTHS ENDED MAY 3, 1996

Results of Operations - Summary

In the three-month period of fiscal 1997, revenues increased by $94,188,000, or 37%, from fiscal 1996, as sales increased by $93,501,000, or 37%. Revenues in 1997 included the Company's portion of joint venture earnings of $948,000, compared with $174,000 in 1996. The increase in 1997 sales resulted primarily from a $81,659,000 increase in sales of the Technical Services and Temporary Personnel segment, a $12,204,000 increase in sales of the Telecommunications Services segment and a $5,291,000 increase in sales of the Telephone Directory segment, partially offset by a $5,918,000 decrease in sales of the Electronic Publication and Typesetting Systems segment.

The Company's 1997 pretax income from continuing operations before minority interests increased by $2,747,000, or 31%, to $11,646,000. The 1997 income included an increase of $774,000 in the Company's portion of joint venture earnings. The operating profit of the Company's segments increased by $2,572,000, or 21%, to $14,574,000 in 1997. The principal increases in the segments' operating profit were from the Telecommunication Services segment, with an increase of $2,595,000, or 110%, to $4,962,000 and the Telephone Directory segment, with an improvement of $2,099,000 to a profit of $1,539,000. The improvements in operating profit were partially offset by decreases in the Computer Systems segment of $976,000, or 78%, to $283,000, and a decrease in the Electronic Publication and Typesetting Systems segment of $820,000, or 67%, to $410,000.

The net income in the three months of 1997 was $7,134,000, compared to net income of $4,931,000 in the three months of 1996.

Results of Operations - By Segment

The Technical Services and Temporary Personnel segment's sales increased by $81,659,000, or 48%, in 1997 to $251,882,000, while the segment's operating profit decreased by $326,000, or 4%, to $7,380,000, compared with $7,706,000 in 1996. Approximately $21,716,000, or 27%, of the segment's 1997 sales increase was due to pass-through costs primarily related to the use of subcontractors to service large national contracts billed without a mark-up, and $15,080,000 was from business with new customers. The remaining increase of $44,863,000 was with existing customers. The decrease in the segment's operating profit was due to the absence, in 1997, of a non-recurring 1996 favorable $1,645,000 retrospective workers' compensation insurance adjustment (see Note J of Notes to Condensed Consolidated Financial Statements), higher overhead costs and a slight decrease in gross margin of approximately 0.3 percentage points, partially offset by the increase in sales volume. The decrease in gross margin percentage was due to higher subcontractor usage billed without a mark-up, offset, in part, by lower workers' compensation insurance premiums. Overhead costs have increased due to start-up costs related to new offices and staffing for recently won national accounts, which are in the initial stages of their contracts. As revenues from the national accounts reach their anticipated levels in the second half of fiscal 1997, operating profits are expected to increase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 2, 1997 COMPARED
TO THE THREE MONTHS ENDED MAY 3, 1996--Continued

Results of  Operations - By Segment --Continued

The Telephone Directory segment's sales increased by $5,291,000, or 32%, to $22,018,000 in fiscal 1997, and its operating profit was $1,539,000 in 1997 compared with an operating loss of $560,000 in 1996. The sales increase was primarily due to a $475,000 increase in telephone directory production volume, a $1,270,000 increase in system sales, a $463,000 increase in Uruguayan printing volume and an increase in independent directory sales of $1,844,000. The increase in independent directory sales is due to a large directory which was published in the first quarter of 1996, but which was published in the second quarter of fiscal 1997. The decrease in the operating loss in 1997 was due to the higher volume discussed above and the absence, in 1997, of start-up and other non-recurring costs incurred in 1996. As discussed above, this segment's services are rendered under various short and long-term contracts.

The Telecommunications Services segment's sales increased by $12,204,000, or 53%, to $35,255,000 in fiscal 1997 and its operating profit increased by $2,595,000, or 110%, to $4,962,000 in fiscal 1997. The sales increase was due to a 33% increase in the Construction division and a 94% increase in the Business Systems division. The sales increases resulted from several factors, including required upgrading of core telecommunications infrastructure by existing customers, the demand for the segment's services in the wireless area, and the continued emphasis of outsourcing by the major telecommunications providers. Operating results improved due to the increased sales volume, favorable gross margins on existing business resulting in a 3.2 percentage point increase in gross margins, compared to fiscal 1996, and a slight decrease in overhead costs as a percentage of sales.

The Computer Systems segment's sales increased by $1,458,000, or 8%, to $18,735,000 in 1997 and its operating profit was $283,000, compared with $1,259,000 in 1996. The increase in sales was primarily due to an increase in sales of Delta Operating Service Systems in 1997, compared to 1996, partially offset by decreased sales on conservation services to utilities due to the phase-out under a large contract with a customer which no longer requires the segment's services. The decreased operating profit was primarily due to decreased profits on conservation services. Under the completed contract method of accounting used by this segment, revenues together with related costs are recognized in income upon acceptance by the customer. This segment's results on a quarter-to-quarter basis are highly dependent on the acceptance by customers under contract for the segment's directory assistance systems, which occurs periodically rather than evenly.

The Electronic Publication and Typesetting Systems segment's sales decreased by $5,918,000, or 23%, to $19,916,000 in 1997, and its operating profit decreased to $410,000, compared with $1,230,000 in 1996. The fiscal 1997 sales decrease resulted primarily from a decrease in sales of systems and equipment and customer service sales in the domestic and international markets due to a general softness in the market and increased competition. The decrease in 1997 operating profit was due to the sales decrease, partially offset by a 3.7 percentage point increase in gross margins. Although operating expenses decreased by $472,000, expressed as a percentage of sales, they increased by 6.3 percentage points. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1997 of equipment introduced within the last three years comprising approximately 87% of equipment sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 2, 1997 COMPARED
TO THE THREE MONTHS ENDED MAY 3, 1996--Continued

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Interest income decreased by $300,000, or 52%, in 1997, primarily due to the reduction of funds available for investment as excess funds were used to reduce sales of receivables under the Company's securitization program.

Other income (expense) changed favorably by $213,000 in 1997 primarily due to $482,000 of lower fees paid resulting from the reduced level of sales of receivables under the Company's securitization program, partially offset by an increase in sundry expenses.

The Company's share of the net income of its joint ventures was $948,000 in 1997, compared to $174,000 in 1996. The improvement was due to the absence, in 1997, of the Company's share of net loss of its Brazilian joint venture, partially offset by a slight decrease in the Company's share of the net income of its Australian joint venture.

Research, development and engineering expenditures decreased by $629,000, or 17%, to $3,086,000 in 1997. The decrease was due to a decrease in product development by the Telephone Directory and Electronic Publication and Typesetting Systems segments.

Depreciation and amortization increased by $757,000, or 17%, to $5,115,000 in 1997. The increase was due to increased fixed asset expenditures in fiscal 1996 and the amortization of intangibles which resulted from the 1996 Autologic transaction.

Interest expense increased by $222,000, or 18%, to $1,427,000 in 1997. The increase was primarily due to an increase in long-term debt by the issuance in a private placement, in August 1996, of $50,000,000 of 7.92% Senior Notes, offset by the retirement of $22,855,000 of 12-3/8% Subordinated Debentures in September 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital

Cash and cash equivalents increased by $10,340,000 in 1997 to $23,617,000, and working capital increased by $11,571,000 to $125,062,000. Operating activities provided $940,000 of cash flows in the six months of fiscal 1997. Primary among the factors providing cash flows to operating activities in 1997 were the Company's net income of $12,056,000, augmented by $10,173,000 of depreciation and amortization. Among the principal uses of cash in operating activities for the six months ended May 2, 1997 were an increase in the level of accounts receivable of $19,724,000, due to a $13,000,000 reduction in interests in accounts receivable sold at May 2, 1997, compared to November 1, 1996 under the Company's securitization program (see Note B in the Notes to Condensed Consolidated Financial Statements).

The principal factor in the cash provided by investing activities of $4,474,000 were proceeds of $10,115,000 on the sale of the Brazilian joint venture and $2,550,000 due to the deferral of the gain on the sale of the Brazilian joint venture (see Note F in the Notes to Condensed Consolidated Financial Statements), partially offset by expenditures for property, plant and equipment of $7,603,000.

Financing activities provided $4,331,000 of cash from the exercise of employee stock options of $3,553,000 and a net increase in borrowings of $778,000.

In addition to its cash and cash equivalents, at May 2, 1997, the Company's short-term investment portfolio, primarily U.S. treasury notes and certificates of deposit, had a carrying value of $2,103,000. The Company also has a $10,000,000 credit line with a domestic bank under a revolving credit agreement which expires August 1, 1997, unless renewed. The Company had outstanding bank borrowings under that line of $4,298,000 at May 2, 1997. In addition, at May 2, 1997, the Company had the ability to sell up to $45,000,000 of interests in receivables under its existing securitization program.

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

Item 6.  Exhibits and reports on Form 8-K

(a)   Exhibits

15.01 Letter from Ernst & Young LLP

15.02 Letter from Ernst & Young LLP regarding interim financial information.

27.01 Financial Data Schedule

(b)  Reports on Form 8-K:

No Reports on Form 8-K were filed during the second quarter of the year ended May 2, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   VOLT INFORMATION SCIENCES, INC.
                                            (Registrant)



                                    BY: /s/ JACK  EGAN
                                        --------------------------
                                        (Signature)
Date:  June 12, 1997                    JACK  EGAN
                                        Vice President - Corporate Accounting
                                        (Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit No.       Description

15.01             Letter from Ernst & Young LLP

15.02 Letter from Ernst & Young LLP regarding interim financial information.

27.01             Financial Data Schedule