Form 10-Q
period 1997-08-01
VOLT INFORMATION SCIENCES INC
filed 1997-09-15
CIK 103872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For The Nine Months Ended August 1, 1997

Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from_______________ to_______________


Commission File No. 1-9232


                         VOLT INFORMATION SCIENCES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                          13-5658129
          --------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

1221 Avenue of the Americas, New York, New York           10020
-----------------------------------------------           -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (212) 704-2400

                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X        No

The number of shares of common stock, $.10 par value, outstanding as of September 5, 1997 was 14,837,718.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income - Nine Months and Three
         Months Ended August 1, 1997 and August 2, 1996                                   3

         Condensed Consolidated Balance Sheets - August 1, 1997 and November 1,
         1996                                                                             4

         Condensed Consolidated Statements of Cash Flows - Nine Months Ended
         August 1, 1997 and August 2, 1996                                                5

         Notes to Condensed Consolidated Financial Statements                             7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                   15

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                             24

Item 5.  Other Information                                                               24

Item 6.  Exhibits and Reports on Form 8-K                                                24


SIGNATURE                                                                                25

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                      Nine Months Ended          Three Months Ended
                                                      -----------------          ------------------
                                                   August 1,     August 2,      August 1,     August 2,
                                                     1997         1996           1997           1996
                                                     ----         ----           ----           ----
                                                      (Dollars in thousands, except per share data)

REVENUES:
 Sales of services                                $941,153     $672,483       $344,495        $237,533
 Sales of products--Note I                          59,980       63,352         22,135          21,287
 Equity in net income of joint ventures--Note F      6,824           82          3,224           1,865
 Interest income                                     1,055        1,729            466             547
 Gain on sale of interest in subsidiaries--Note H                 3,666
 Other income (expense) - net--Note B                  532         (775)           344             (59)
                                                 ---------      -------        -------         -------
                                                 1,009,544      740,537        370,664         261,173
                                                 ---------      -------        -------         -------

COSTS AND EXPENSES:
 Cost of sales
  Services--Note J                                 873,460      615,372        318,894         216,732
  Products--Note I                                  35,650       41,750         12,910          13,614
 Selling and administrative                         37,965       36,932         13,093          12,845
 Research, development and engineering               9,912        9,952          3,879           4,294
 Depreciation and amortization                      15,324       12,051          5,151           4,276
 Foreign exchange (gain) loss - net                   (155)         304             24              27
 Interest expense                                    4,318        3,537          1,396           1,177
                                                 ---------      -------        -------         -------
                                                   976,474      719,898        355,347         252,965
                                                 ---------      -------        -------         -------
Income from continuing operations before income
 taxes and items shown below                        33,070       20,639         15,317           8,208
Minority interests in net loss (income) of
 consolidated subsidiaries--Note H                     455          387            (86)            485
Income tax provision                                12,076        8,944          5,957           3,909
                                                 ---------      -------        -------         -------
Income from continuing operations                   21,449       12,082          9,274           4,784
Loss from discontinued operations--Note I             (119)        (191)                           (91)
                                                 ---------      -------        -------         -------
NET INCOME                                         $21,330      $11,891         $9,274          $4,693
                                                 =========      =======        =======         =======


                                                                  (Per share data)

Income from continuing operations                    $1.42        $0.82          $0.61           $0.32
Loss from discontinued operations                    (0.01)       (0.01)                         (0.01)
                                                 ---------      -------        -------         -------
Net income                                           $1.41        $0.81          $0.61           $0.31
                                                 =========      =======        =======         =======

Number of shares used in computations--Note G   15,119,112   14,698,416     15,303,754      15,053,229
                                                ==========   ==========     ==========      ==========

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                               August 1,     November 1,
                                                                                 1997         1996 (a)
                                                                             -------------   ------------
                                                                                (Dollars in thousands)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                                      $28,207        $13,277
 Short-term investments                                                             104          4,458
 Trade accounts receivable less allowances of $4,820 (1997)
  and $5,191 (1996)--Note B                                                     200,042        170,484
 Inventories--Note C                                                             30,697         31,646
 Deferred income taxes                                                            8,897         11,757
 Prepaid expenses and other assets--Note F                                       22,432         11,524
                                                                                -------        -------
TOTAL CURRENT ASSETS                                                            290,379        243,146

 Investment in securities                                                         3,750
 Investment in joint venture--Note F                                                            11,179
 Property, plant and equipment less allowances for depreciation
  and amortization of $46,067 (1997) and $38,761 (1996)--Note D                  63,561         64,869
 Deferred income taxes and other assets                                           4,035          2,493
 Intangible assets-net of accumulated amortization of $8,653
  (1997) and $6,459 (1996)--Note H                                               14,820         15,457
                                                                               --------       --------
                                                                               $376,545       $337,144
                                                                               ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable to banks--Note B                                                  $4,209         $5,414
 Current portion of long-term debt--Note D                                        1,949          1,949
 Accounts payable                                                                40,665         43,345
 Accrued wages and commissions                                                   33,106         29,998
 Other accruals                                                                  34,001         29,712
 Customer advances and other liabilities                                         26,565         16,215
 Income taxes                                                                     3,784          3,022
                                                                               --------       --------
TOTAL CURRENT LIABILITIES                                                       144,279        129,655

Long-term debt--Note D                                                           55,921         57,395
                                                                               --------       --------
                                                                                200,200        187,050
                                                                               --------       --------

Minority interests--Note H                                                       19,274         19,857
                                                                               --------       --------

STOCKHOLDERS' EQUITY--Notes D, E, F, and G
 Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
 Common stock, par value $.10; Authorized--30,000,000 shares; issued
   14,834,208 shares (1997) and 9,692,143 shares (1996)                           1,483            969
 Paid-in capital                                                                 33,311         27,763
 Retained earnings                                                              122,835        101,505
 Other                                                                             (558)
                                                                               --------       --------
                                                                                157,071        130,237
                                                                               --------       --------
                                                                               $376,545       $337,144
                                                                               ========       ========

(a) The Balance Sheet at November 1, 1996 has been derived from the audited financial statements at that date. See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                               Nine  Months Ended
                                                           ---------------------------
                                                              August 1,       August 2,
                                                                1997            1996
                                                            -----------       --------
                                                              (Dollars in thousands)

CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income                                                      $21,330     $11,891
Adjustments to reconcile to cash provided by
(used in) operating activities:
 Loss from discontinued operations                                  119         191
 Depreciation and amortization                                   15,324      12,051
 Gain on sale of interest in subsidiaries                                    (3,666)
 Equity in net income of joint ventures                          (6,824)        (82)
 Distributions from joint venture                                 4,329       2,282
 Minority interests in net loss of consolidated subsidiaries       (455)       (387)
 Accounts receivable provisions                                   1,992       2,315
 Gains on foreign currency translation                             (710)       (364)
 Loss on dispositions of property, plant and equipment                           35
 Deferred income tax provision                                       37       1,160
 Other                                                               76        (251)
 Changes in operating assets and liabilities:
 (Increase) decrease in accounts receivable                     (32,907)     14,094
 Decrease (increase) in inventories                                 674      (2,603)
 Increase in prepaid expenses and other current assets           (3,081)     (2,571)
 (Increase) decrease in other assets                               (493)      1,781
 Decrease in accounts payable                                    (2,539)       (741)
 Increase (decrease) in accrued expenses                          8,161      (9,369)
 Increase in customer advances and other liabilities              5,807       2,247
 Increase (decrease) in income taxes payable                      2,767     (10,972)
                                                                  -----     -------


NET CASH PROVIDED BY OPERATING ACTIVITIES                        13,607      17,041
                                                                 ------      ------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                              Nine Months Ended
                                                              -----------------
                                                             August 1,   August 2,
                                                               1997        1996
                                                               ----        ----
                                                            (Dollars in thousands)

CASH PROVIDED BY(APPLIED TO) INVESTING ACTIVITIES
 Maturities of investments                                     6,933       3,159
 Purchases of investments                                     (6,323)     (3,182)
 Investment in joint venture                                    (157)     (6,403)
 Cash of acquired subsidiaries, less transaction costs                     8,421
 Acquisitions                                                 (1,396)     (2,122)
 Proceeds from disposals of property, plant and equipment        288          82
 Purchases of property, plant and equipment                  (11,915)    (13,192)
 Proceeds from sale of joint venture                          10,115
                                                            --------     -------
NET CASH APPLIED TO INVESTING ACTIVITIES                      (2,455)    (13,237)
                                                            --------    --------

CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES
 Payment of long-term debt                                    (1,474)     (1,500)
 Exercise of stock options                                     5,564          71
 Increase in minority interests                                              331
 (Decrease) increase in notes payable to banks                  (854)        148
 Payment in lieu of fractional shares                             (2)
                                                            --------    --------
NET CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES         3,234        (950)
                                                            --------    --------

Effect of exchange rate changes on cash                          544         517
                                                            --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     14,930       3,371

Cash and cash equivalents, beginning of period                13,277      25,350
                                                            --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $28,207     $28,721
                                                            ========    ========


SUPPLEMENTAL INFORMATION
Cash paid during the period:
Interest expense                                              $3,300      $4,220
Income taxes, net of refunds                                  $7,002     $18,494


See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at August 1, 1997 and consolidated results of operations for the nine and three months ended August 1, 1997 and August 2, 1996 and consolidated cash flows for the nine months ended August 1, 1997 and August 2, 1996. Operating results for the nine and three months ended August 1, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 1, 1996. The accounting policies used in preparing these financial statements are the same as those described in that Report. The 1996 financial statements have been reclassified to conform with the current year's presentation. The Company's fiscal year ends on the Friday nearest October 31.

Note B--Financing Arrangements

On July 2, 1997, the Company entered into a $75,000,000, three-year, syndicated, unsecured, revolving Credit Agreement with a group of banks for which The Chase Manhattan Bank ("Chase") and Fleet Bank, N.A. are serving as co-agents. Borrowings under the facility will bear interest at various interest rates. The Company has the option to select the most favorable rate at the time of borrowing, currently LIBOR plus 40 basis points, which includes a facility fee rate of 15 basis points. The Agreement provides for the maintenance of various financial ratios and covenants, including a requirement that the Company maintain consolidated net worth (as defined) of $110,000,000 plus 50% of consolidated net income for each completed fiscal year, beginning with the fiscal year ending October 31, 1997, and certain limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, liens and sale of assets. Outstanding borrowings under the Agreement at August 1, 1997 were $2,111,000.

The Agreement replaced the Company's previous $10,000,000 revolving facility with Chase and its previous $45,000,000 accounts receivable securitization program. The accounts receivable securitization agreement was entered into in October 1993 and was amended in March 1995. It entitled the Company to sell, on a limited recourse basis, up to $45,000,000 of undivided interests in a designated pool of certain eligible accounts receivable. At November 1, 1996, $13,000,000 of interests in accounts receivable had been sold under this agreement. The sold accounts receivable are reflected as a reduction of receivables in the accompanying November 1, 1996 balance sheet. The Company paid fees based primarily on the purchaser's borrowing costs incurred on short-term commercial paper which financed the purchase of receivables. Other income (expense) in the accompanying 1997 and 1996 statements of income includes fees related to the agreement of $314,000 and $1,664,000 for the nine months ended, and $52,000 and $606,000 for the three months ended August 1, 1997 and August 2, 1996, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Inventories

Inventories consist of:

                                               August 1,  November 1,
                                                  1997       1996
                                               ---------  -----------
                                              (Dollars in thousands)
Services:
 Accumulated unbilled costs on:
  Service contracts                               $20,989   $17,651
  Long-term contracts                                 877     1,694
                                                  -------   -------
                                                   21,866    19,345
                                                  -------   -------
Products:
  Materials and work-in-process                     5,483     7,911
  Service parts                                     2,004     2,396
  Finished goods                                    1,344     1,994
                                                  -------   -------
                                                    8,831    12,301
                                                  -------   -------
Total                                             $30,697   $31,646
                                                  =======   =======

The cumulative amounts billed, principally under long-term contracts, at August 1, 1997 and November 1, 1996, of $16,643,000 and $3,418,000, respectively, are credited against the related costs in inventory. Substantially all of the amounts billed have been collected. Inventories have been reduced by valuation allowances and accumulated amortization of rotable spare parts of $14,488,000 and $15,514,000 at August 1, 1997 and November 1, 1996, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Long-Term Debt

Long-term debt consists of the following:

                                   August 1,   November 1,
                                     1997        1996
                                   -------      -------
                                  (Dollars in thousands)

7.92% Senior Notes (a)             $50,000     $50,000
Term loan (b)                        5,325       6,000
Notes payable (c) & (d)              2,545       3,344
                                   -------     -------
                                    57,870      59,344
Less amounts due within one year     1,949       1,949
                                   -------     -------
Total long-term debt               $55,921     $57,395
                                   =======     =======

(a) On August 28, 1996, the Company issued $50,000,000 of Senior Notes in a private placement with institutional investors. The notes, which have a term of eight years, bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments, beginning in August 2000. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants, including one which requires the Company to maintain a consolidated net worth of $93,225,000. However, the terms of the Company's revolving Credit Agreement require the Company to maintain a consolidated net worth of $110,000,000 plus 50% of consolidated net income for each completed fiscal year, beginning with the fiscal year ending October 31, 1997 (see Note B).

(b) In October 1994, the Company entered into a $10,000,000 loan agreement with Fleet Bank, which is secured by a deed of trust on land and buildings (book value at August 1, 1997 - $14,574,000). The loan, which bears interest at 7.86% per annum, requires principal payments of $225,000 per quarter and a final payment of $1,725,000 due October 2001.

(c) Includes a note payable (which bears interest at 90 day commercial paper rates) for $550,000 due on January 2, 1998. The balance at November 1, 1996 included two notes payable, each for $550,000.

(d) An unsecured loan of $2,493,000 from The Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The five-year loan, guaranteed by the Company, is to be repaid in semi-annual payments of $249,000, plus interest calculated at LIBOR (5.75% at August 1, 1997) plus .25%, through September 15, 2001.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Stockholders' Equity

Changes in the major components of stockholders' equity for the nine months ended August 1, 1997 are as follows:

                                                  Common            Paid-In          Retained
                                                   Stock            Capital          Earnings
                                                   -----            -------          --------
                                                              (Dollars in thousands)

Balance at November 1, 1996                          $969           $27,763         $101,505
Net income for the nine months                                                        21,330
Issuance of 12,423 shares to ESOP                       1               499
Stock options exercised - 204,590 shares               21             5,514
Stock award - 1,000 shares                                               29
Issuance of 4,920,088 shares of common
stock resulting from three-for-two stock split
(including payment for fractional shares)             492              (494)
                                                 --------          --------         --------
Balance at August 1, 1997                          $1,483           $33,311         $122,835
                                                 ========          ========         ========

On April 17, 1997, the Board of Directors declared a three-for-two stock split of the Company's common stock effected by a 50% stock dividend (including fractional shares) distributed on May 27, 1997 to shareholders of record as of the close of business on May 12, 1997.

The other components of stockholders' equity are an unrealized gain on marketable securities and a cumulative unrealized foreign currency translation adjustment due to a European subsidiary of the Company and its investment in its Australian joint venture, whose functional currencies are the local currencies.

Note F--Summarized Financial Information of Joint Ventures

On September 4, 1997, the Company and Telstra Corporation, Ltd., its principal partner in an Australian joint venture, agreed to accelerate the Company's right to exercise an option to sell its entire 12 1/2% interest in the joint venture to Telstra for $23,300,000 in cash. The transaction closed in the fourth quarter of 1997 and resulted in a pretax gain of approximately $13,000,000 to be reported in that quarter. This venture, which commenced operations in July 1991, assumed responsibility throughout Australia for the marketing, sales and compilation functions of all yellow pages directories of Telstra.

In January 1997, the Company sold its interest in Telelistas Editora Ltda., a Brazilian joint venture, which is the official publisher of telephone directories in Rio de Janeiro for the government-owned telephone company. Due to the Company's guarantee of certain of the venture's obligations, the gain on the sale of approximately $2,550,000 has been deferred until the Company's obligations, if any, under such guarantees are determined. However, income earned by the venture in fiscal 1997 of $3,192,000, through the date of sale, is included in Equity in net income of joint ventures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Summarized Financial Information of Joint Ventures (Continued)

Consolidated retained earnings at August 1, 1997 included $4,880,000, representing the undistributed earnings of the Australian joint venture. United States income taxes have been provided for the anticipated remittance of such earnings.

The following summarizes certain financial information of the joint ventures:

                                                         August 1, 1997                    November 1, 1996
                                                         --------------                    ----------------
                                                                       (Dollars in thousands)

                                                                     Company's                        Company's
                                                        Total         Equity             Total         Equity
                                                        -----        ---------           -----        ---------

Current assets                                         $321,928                        $308,561
Noncurrent assets                                        14,135                          16,275
Current liabilities                                    (283,324)                       (257,310)
Due to Volt                                                                                (754)           $754
Noncurrent liabilities                                     (149)                           (209)
                                                      ---------                       ---------
Combined equity of joint ventures                       $52,590                         $66,563
                                                      =========                       =========

Equity of Australian joint venture                      $52,590       $9,896            $62,227          11,179
Equity of Brazilian joint venture                                                         4,336           4,153
                                                      ---------    ---------          ---------       ---------
                                                        $52,590                         $66,563
                                                      =========                       =========

Total investments in and advances to joint ventures                   $9,896                            $16,086
                                                                   =========                          =========

Balance sheet classification:
  Prepaid expenses and other assets (a)                               $9,896                             $4,907
  Investment in joint venture                                                                            11,179
                                                                   ---------                          ---------
                                                                      $9,896                            $16,086
                                                                   =========                          =========


(a) The advances to and equity in the Brazilian joint venture at November 1, 1996 and the Australian joint venture at August 1, 1997 are included in the Prepaid expenses and other assets due to the sales of the Company's interests in January 1997 and September 1997, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Summarized Financial Information of Joint Ventures--(Continued)


                                                                                   Nine Months Ended
                                                                  --------------------------------------------------
                                                                  August 1, 1997                      August 2, 1996
                                                                  --------------                      --------------
                                                                                 (Dollars in thousands)
                                                                           Company's                          Company's
                                                              Total         Equity              Total          Equity
                                                              -----        ---------            -----         ---------

Revenues                                                    $539,534                          $488,425

Costs and expenses                                           489,099                           451,578
Income tax provision                                          17,343                            14,127
                                                            --------                          --------
Net income                                                   $33,092                           $22,720
                                                             =======                           =======

Net income of Australian joint venture                       $29,900       $3,632              $26,508           $3,216
Net income (loss) of Brazilian joint venture                   3,192        3,192               (3,788)          (3,134)
                                                            --------     --------              -------          -------
                                                             $33,092                           $22,720
                                                            ========                           =======

Company's equity in net income of joint ventures                           $6,824                                   $82
                                                                         ========                               =======


                                                                                    Three Months Ended
                                                                  --------------------------------------------------
                                                                  August 1, 1997                      August 2, 1996
                                                                  --------------                      --------------
                                                                                 (Dollars in thousands)
                                                                           Company's                          Company's
                                                              Total         Equity              Total          Equity
                                                              -----        ---------            -----         ---------

Revenues                                                    $284,027                           $266,730

Costs and expenses                                           242,605                            230,714
Income tax provision                                          15,019                             12,818
                                                           ---------                          ---------
Net income                                                   $26,403                            $23,198
                                                           =========                            =======

Net income of Australian joint venture                       $26,403       $3,224              $24,340           $2,971
Net loss of Brazilian joint venture                                                             (1,142)          (1,106)
                                                           ---------     --------            ---------        ---------
                                                             $26,403                            $23,198
                                                           =========                          =========

Company's equity in net income of joint ventures                           $3,224                                $1,865
                                                                        =========                             =========



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note G--Per Share Data

Per share data are computed on the basis of the weighted average number of shares of common stock outstanding and, if applicable, the assumed exercise of dilutive outstanding stock options based on the treasury stock method. Per share data have been adjusted for the nine and three months ended August 2, 1996 for the effect of a three-for-two stock split declared on April 17, 1997 and distributed on May 27, 1997 to shareholders of record as of the close of business on May 12, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted by the Company in fiscal year 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating "basic" earnings per share, the dilutive effect of stock options will be excluded. Basic earnings per share are therefore expected to be slightly higher than per share data reported in the accompanying financial statements.

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

The merger has been accounted for as a purchase of a 59% interest in Triple-I and a corresponding sale of a 41% interest in Autologic to the former shareholders of Triple-I. The accompanying financial statements include the accounts of AII, with the former Triple-I shareholders' 41% interest in AII shown as a minority interest in the condensed consolidated balance sheets. The results of operations of Triple-I are included in the accompanying condensed consolidated statements of income since the date of acquisition. The sale of 41% of Autologic resulted in a pretax gain of $3,666,000, net of transaction costs, and also resulted in 41% of Autologic's assets being reflected in the 1996 balance sheet at fair value, resulting in an intangible asset of $5,215,000, with a corresponding increase in the minority interest. In addition, the purchase of the assets of Triple-I resulted in an intangible of $3,847,000. These intangibles are being amortized over a period of five years. In connection with the merger, Autologic restructured its operations and incurred a charge of $700,000 related principally to a reduction in Autologic's workforce as a result of the merger. Such charge is included in the results of operations for the nine months ended August 2, 1996.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note H--Acquisition and Sale of Subsidiaries (Continued)

The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisition had occurred at the beginning of the fiscal 1996 first quarter, with pro forma adjustments to give effect to amortization of intangibles, minority interests in operations and certain income tax adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the merger occurred on the date indicated or which may result in the future.

                                     Nine Months Ended
                                     -----------------
                                         August 2,
                                           1996
                                         ---------
                                (Dollars in thousands, except
                                    per share amounts)

Revenues                                $752,723
Net income                               $12,341

Net income per share                       $0.84

In the nine months ended August 1, 1997, the Company's DataNational division acquired community-based directories in North Carolina and West Virginia for a total of $1,396,000 in cash and notes, which resulted in a $1,396,000 increase in intangible assets.

Note I--Discontinued Operations

During the first quarter of 1997, AII, the Company's 59% owned subsidiary, disposed of the assets and discontinued Digiflex, its advertisement delivery operation. Digiflex was acquired at the end of January 1996. The 1997 loss from discontinued operations represents the Company's portion (59%) of the operating loss and loss on disposal related to Digiflex. No income tax benefits have been allocated to the 1997 loss. The loss from discontinued operations for the nine months ended August 2, 1996 includes the Company's portion of Digiflex's operating loss of $325,000, net of a $199,000 tax benefit, on revenues of $181,000. The 1996 amounts have been reclassified to conform with the current year's presentation.

Note J--Significant Item in Operating Results

Net income for the nine months ended August 2, 1996 includes a cost reduction of $2,625,000 ($1,600,000, net of taxes), or $0.11 per share, as a result of an agreement to pay a premium to an insurance carrier to close out prior years' retrospective insurance policies at an amount less than related liabilities for workers' compensation insurance previously provided by the Company. This adjustment had a favorable impact on the operating profit of the Technical Services and Temporary Personnel segment for the nine months ended August 2, 1996 of $2,100,000. In addition, due to a new arrangement with its insurance carrier, the Company's ongoing premiums have been at a significantly lower rate.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED AUGUST 1, 1997 COMPARED
TO THE NINE MONTHS AND THREE  MONTHS ENDED AUGUST 2, 1996

The information which appears below relates to current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods.

The following summarizes the unaudited results of operations by segment:


                                                      For the Nine           For the Three
                                                      Months Ended            Months Ended
                                                      ------------            ------------

                                                   August 1,  August 2,   August 1,   August 2,
                                                     1997        1996        1997        1996
                                                     ----        ----        ----        ----
                                                            (Dollars in thousands)
Revenues:
---------
Technical Services and Temporary Personnel        $732,090     $506,599     $269,616     $180,677
Telephone Directory                                 57,302       48,955       20,390       18,659
Telecommunications Services                        105,515       62,962       42,192       20,420
Computer Systems                                    52,845       56,815       15,070       18,931
Electronic Publication and Typesetting Systems      60,322       63,878       22,312       21,497
Equity in net income of joint ventures               6,824           82        3,224        1,865
Gain on sale of interest in subsidiaries                          3,666
Interest and other income - net                      1,587          954          810          488
Elimination of intersegment revenues                (6,941)      (3,374)      (2,950)      (1,364)
                                                 ---------    ---------    ---------    ---------
                                                $1,009,544     $740,537     $370,664     $261,173
                                                 =========    =========    =========   ==========

Income from Continuing Operations Before
----------------------------------------
  Minority Interests and Income Taxes:
  ------------------------------------

Operating Profit (Loss):
------------------------
Technical Services and Temporary Personnel         $19,318      $19,264       $7,788       $6,114
Telephone Directory                                  2,512       (1,171)       1,654          399
Telecommunications Services                         13,664        5,587        5,338        1,859
Computer Systems                                     1,030        6,029         (151)       2,632
Electronic Publication and Typesetting Systems          24       (2,541)         640       (1,361)
Elimination                                            (12)         (69)                      (71)
                                                 ---------    ---------    ---------    ----------
Total Operating Profit                              36,536       27,099       15,269        9,572

Equity in net income of joint ventures               6,824           82        3,224        1,865
Gain on sale of interest in subsidiaries                          3,666
Interest and other income - net                      1,587          954          810          488
General corporate expenses                          (7,714)      (7,321)      (2,566)      (2,513)
Interest expense                                    (4,318)      (3,537)      (1,396)      (1,177)
Foreign exchange gain (loss) - net                     155         (304)         (24)         (27)
                                                 ---------    ---------    ---------    ---------

Income from Continuing Operations Before
  Minority Interests and Income Taxes              $33,070      $20,639      $15,317       $8,208
                                                ==========    =========    =========    =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 1, 1997 COMPARED
TO THE NINE MONTHS ENDED AUGUST 2, 1996 --Continued

This discussion and analysis contains forward-looking statements which, in addition to assuming a continuation of the degree and timing of customer utilization and rate of renewals of contracts with the Company at historical levels, are subject to a number of other known and unknown risks and uncertainties, including general economic, competitive and other business conditions in the United States, as well as outside the country, changes in laws, regulations and government policies, material changes in demand from larger customers, including those with which the Company has national contracts, availability of qualified labor, technological changes, the Company's performance on contracts and changes in customer's attitudes toward outsourcing that could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These and certain other factors are discussed in the Company's Annual Report on Form 10-K for the year ended November 1, 1996 and may be discussed in reports thereafter and hereafter filed with the Securities and Exchange Commission, including this Report.

Results of Operations - Summary
-------------------------------

In the nine-month period of fiscal 1997, revenues increased by $269,007,000, or 36%, from fiscal 1996, as sales increased by $265,298,000, or 36%. The increase in 1997 sales resulted primarily from a $225,491,000 increase in sales of the Technical Services and Temporary Personnel segment, a $42,553,000 increase in sales of the Telecommunications Services segment and an $8,347,000 increase in sales of the Telephone Directory segment, partially offset by a $3,970,000 decrease in sales of the Computer Systems segment and a $3,556,000 decrease in sales of the Electronic Publication and Typesetting Systems segment, each of which are discussed below. Revenues in 1997 included the Company's portion of joint venture earnings of $6,824,000, compared with $82,000 in 1996. The 1996 period included a gain of $3,666,000 from the sale of an interest in the Company's Electronic Publication and Typesetting Systems segment.

The Company's 1997 nine-month pretax income from continuing operations before minority interests increased by $12,431,000, or 60%, to $33,070,000. The 1997 income included an increase of $6,742,000 in the Company's portion of joint venture earnings while the 1996 income included the $3,666,000 non-recurring pretax gain discussed above. The operating profit of the Company's segments increased by $9,437,000, or 35%, to $36,536,000 in 1997. The principal increases in the segments' operating profit were from the Telecommunications Services segment, with an increase of $8,077,000, or 145%, to $13,664,000, the Telephone Directory segment with an improvement of $3,683,000, to a profit of $2,512,000 and the Electronic Publication and Typesetting Systems segment with an improvement of $2,565,000 to a profit of $24,000. The improvement in operating profit was partially offset by a decrease in the Computer Systems segment of $4,999,000, or 83%, to $1,030,000.

The net income in the nine months of 1997 was $21,330,000, compared to net income of $11,891,000 in the nine months of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 1, 1997 COMPARED
TO THE NINE MONTHS ENDED AUGUST 2, 1996--Continued

Results of Operations - By Segment
----------------------------------

The Technical Services and Temporary Personnel segment's sales increased by $225,491,000, or 45%, in 1997 to $732,090,000, while the segment's operating profit increased by $54,000, to $19,318,000, compared with $19,264,000 in 1996.
Approximately $62,538,000, or 28%, of the segment's 1997 sales increase was due to pass-through costs primarily related to the use of subcontractors to service large national contracts billed without a mark-up and $34,324,000 was due to new customers. The remaining increase of $136,423,000 was with existing customers, partially offset by the loss of $7,794,000 of sales to a high margin customer which, since April 1996, has no longer required the segment's services. The increase in the segment's operating profit was due to the increase in sales volume, partially offset by a decrease in gross margin of approximately 1.0 percentage point, higher overhead costs and the absence, in 1997, of a non-recurring 1996 favorable $2,100,000 retrospective workers' compensation insurance adjustment (see Note J of Notes to Condensed Consolidated Financial Statements). The decrease in gross margin percentage was due to higher subcontractor usage billed without a mark-up, and the loss of the high margin customer discussed above, offset, in part, by lower workers' compensation insurance premiums. Overhead costs increased due to start-up costs related to new offices and staffing for recently won national accounts, which are in the initial stages of their contracts. As revenues from the new national accounts have begun to reach their anticipated levels, operating profits have begun to increase and, although there can be no assurances, are anticipated to continue to increase.

The Telephone Directory segment's sales increased by $8,347,000, or 17%, to $57,302,000 in fiscal 1997, and its operating profit was $2,512,000 in 1997, compared with an operating loss of $1,171,000 in 1996. The sales increase was principally due to a $2,736,000 increase in Uruguayan printing volume, a $2,633,000 increase in telephone directory production volume and a $1,203,000 increase in system sales. The profitability in 1997 was due to the higher sales volume and the absence, in 1997, of non-recurring costs incurred in 1996 by the Uruguayan operation (due to a move to a new facility and installation of new equipment). This segment's services are rendered under various short and long-term contracts. A contract with one customer, which accounted for 19% of the segment's revenues for the nine months of fiscal 1997, is scheduled to expire on June 30, 1998. However, the segment has obtained several significant new contracts which have begun in fiscal 1997. Other contracts are scheduled to expire in 1997 through 1999.

The Telecommunications Services segment's sales increased by $42,553,000, or 68%, to $105,515,000 in fiscal 1997 and its operating profit increased by $8,077,000, or 145%, to $13,664,000 in fiscal 1997. The sales increase was due to a 52% increase in the Construction division and a 72% increase in the Business Systems division. The sales increases resulted from several factors, including required upgrading of core telecommunications infrastructure by existing customers, the demand for the segment's services in the wireless area, and the continued emphasis of outsourcing by the major telecommunications providers. Operating results improved due to the increased sales volume and favorable gross margins on existing business resulting in a 4.0 percentage point increase in gross margins, compared to fiscal 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 1, 1997 COMPARED
TO THE NINE MONTHS ENDED AUGUST 2, 1996--Continued

Results of  Operations - By Segment --Continued
-----------------------------------------------

The Computer Systems segment's sales decreased by $3,970,000, or 7%, to $52,845,000 in 1997 and its operating profit was $1,030,000, compared with an operating profit of $6,029,000 in 1996. The decrease in sales and operating profit was primarily due to decreased sales and profits on conservation services to utilities due to the phase-out under a large contract with a customer which no longer requires the segment's services and decreased profit on customer acceptance of Delta Operating Service Systems in 1997. Under the completed contract method of accounting used by this segment, revenues together with related costs are recognized in income upon acceptance by the customer. This segment's results on a quarter-to-quarter basis are highly dependent on the acceptance by customers under contract for the segment's directory assistance systems, which occurs periodically rather than evenly.

The Electronic Publication and Typesetting Systems segment's sales decreased by $3,556,000, or 6%, to $60,322,000 in 1997, while the segment reported an operating profit of $24,000, compared with a loss of $2,541,000 in 1996. Since January 29, 1996, the segment has been comprised of the Company's former Autologic, Incorporated subsidiary and related foreign subsidiaries ("Autologic"), which were merged on that date with Information International Incorporated ("Triple-I") to form Autologic Information International, Inc. ("AII"), a publicly held company (see Note I in the Notes to Condensed Consolidated Financial Statements). The results of operations for the nine months of 1996 reflect the three-month results of Autologic on a stand-alone basis and the six-month results of the merged operations, while results for fiscal 1997 reflect the results of merged operations for all nine months. The fiscal 1997 sales decrease resulted from a decrease in sales of systems and equipment, primarily in the European market, partially offset by an increase of customer service sales in the domestic market. The increased profitability in 1997 was due to a 7.3 percentage point improvement in gross margins, and the absence of a $700,000 restructuring charge related to the mergers which was recorded in the first quarter of fiscal 1996, partially offset by decreased sales volume, an increase in operating expenses and charges of $1,602,000 for amortization of intangibles resulting from the merger, compared to $1,068,000 in 1996. Systems and equipment gross margins increased by 8.9 percentage points due principally to the sale of a greater proportion of higher margin products and customer service gross margins improved by 6.4 percentage points due primarily to workforce reductions. The operating expenses increased due to the development of additional new products and expansion into new markets. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1997 of equipment introduced within the last three years comprising approximately 88% of equipment sales.

Results of  Operations -  Other
-------------------------------

Other items, discussed on a consolidated basis, affecting the results of operations for the nine-month periods were:

Interest income decreased by $674,000, or 39%, in 1997, primarily due to the use of excess funds to reduce sales of receivables under the Company's securitization program.

Other income (expense) changed favorably by $1,307,000 in 1997 primarily due to a $1,350,000 reduction in fees paid resulting from the elimination during the nine months of sales of receivables under the Company's securitization program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 1, 1997 COMPARED
TO THE NINE MONTHS ENDED AUGUST 2, 1996--Continued

Results of  Operations -  Other -- Continued
--------------------------------------------

The Company's portion of joint venture earnings was $6,824,000 in 1997, compared to $82,000 in 1996. The improvement was due to an increase in the Company's portion of earnings from its Brazilian and Australian joint ventures. On September 4, 1997, the Company and Telstra Corporation, Ltd., its principal partner in the Australian joint venture, agreed to accelerate the Company's right to exercise an option to sell its entire 12 1/2% interest in the joint venture to Telstra for $23,300,000 in cash. The transaction closed in the fourth quarter of 1997 and resulted in a pretax gain of approximately $13,000,000 to be reported in that quarter.

In January 1997, the Company sold its interest in its Brazilian joint venture. Due to the guarantee of certain of the venture's obligations, the gain on the sale of approximately $2,550,000 has been deferred until the Company's obligations, if any, under such guarantees are determined. However, income earned by the venture in fiscal 1997 of $3,192,000, due to the publication of the Yellow Pages directory in Rio de Janeiro, through the date of sale, is included in Equity in net income of joint ventures.

Research, development and engineering expenditures decreased by $40,000 to $9,912,000 in 1997. The decrease was due to a reduction of expenditures by the Telephone Directories segment, partially offset by additional product development by the Computer Systems and the Electronic Publication and Typesetting Systems segments.

Depreciation and amortization increased by $3,273,000, or 27%, to $15,324,000 in 1997. The increase was due to increased fixed asset acquisitions in fiscal 1996 and the first three quarters of 1997 and the amortization of intangibles which resulted from the 1996 Autologic transaction.

The foreign exchange gain was $155,000 in fiscal 1997 compared to a loss in 1996 of $304,000. The gain in 1997 was due to favorable, and the loss in 1996 was due to unfavorable, currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency options and forward contracts are purchased.

Interest expense increased by $781,000, or 22%, to $4,318,000 in 1997. The increase was primarily due to an increase in long-term debt caused by the issuance in a private placement, in August 1996, of $50,000,000 of 7.92% Senior Notes, offset, in part, by the retirement of $22,855,000 of 12-3/8% Subordinated Debentures in September 1996 using proceeds from the private placement.

The Company's effective tax rate was reduced to 37% in 1997 from 43% in 1996 principally due to the Company's share of the net income of its Brazilian joint venture in fiscal 1997 which was offset against previous joint venture losses for which no tax benefit had been recognized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 1, 1997 COMPARED
TO THE THREE MONTHS ENDED AUGUST 2, 1996

Results of Operations - Summary
-------------------------------

In the three-month period of fiscal 1997, revenues increased by $109,491,000, or 42%, from fiscal 1996, as sales increased by $107,810,000, or 42%. Revenues in 1997 included the Company's portion of joint venture earnings of $3,224,000, compared with $1,865,000 in 1996. The increase in 1997 sales resulted primarily from an $88,939,000 increase in sales of the Technical Services and Temporary Personnel segment, a $21,772,000 increase in sales of the Telecommunications Services segment and a $1,731,000 increase in sales of the Telephone Directory segment, partially offset by a $3,861,000 decrease in sales of the Computer Systems segment.

The Company's 1997 pretax income from continuing operations before minority interests increased by $7,109,000, or 87%, to $15,317,000. The 1997 income included an increase of $1,359,000 in the Company's portion of joint venture earnings. The operating profit of the Company's segments increased by $5,697,000, or 60%, to $15,269,000 in 1997. The principal increases in the segments' operating profit were from the Telecommunications Services segment, with an increase of $3,479,000, or 187%, to $5,338,000, the Electronic Publication and Typesetting Systems segment, with an improvement of $2,001,000 to a profit of $640,000, the Technical Services and Temporary Personnel segment, with an increase of $1,674,000, or 27%, to $7,788,000 and the Telephone Directory segment, with an increase of $1,255,000, or 315%, to $1,654,000. The improvements in operating profit were partially offset by a decrease in the Computer Systems segment of $2,783,000, to a loss of $151,000, compared with a profit of $2,632,000 in 1996.

The net income in the three months of 1997 was $9,274,000, compared with net income of $4,693,000 in the three months of 1996.

Results of Operations - By Segment
----------------------------------

The Technical Services and Temporary Personnel segment's sales increased by $88,939,000, or 49%, in 1997 to $269,616,000, while the segment's operating profit increased by $1,674,000, or 27%, to $7,788,000, compared with $6,114,000 in 1996. Approximately $25,534,000, or 29%, of the segment's 1997 sales increase was due to pass-through costs primarily related to the use of subcontractors to service large national contracts billed without a mark-up, and $14,093,000 was from business with new customers. The remaining increase of $49,312,000 was with existing customers. The increase in the segment's operating profit was due to the increase in sales volume, partially offset by a decrease in gross margin of approximately 1.2 percentage points and higher overhead costs. The decrease in gross margin percentage was due to higher subcontractor usage billed without a mark-up. Overhead costs have increased due to start-up costs related to new offices and staffing for recently won national accounts, which are in the initial stages of their contracts. As revenues from the new national accounts have begun to reach their anticipated levels, operating profits have begun to increase and, although there can be no assurances, are anticipated to continue to increase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 1, 1997 COMPARED
TO THE THREE MONTHS ENDED AUGUST 2, 1996--Continued

Results of Operations - By Segment -- Continued
-----------------------------------------------

The Telephone Directory segment's sales increased by $1,731,000, or 9%, to $20,390,000 in fiscal 1997, and its operating profit increased to $1,654,000 in 1997 from $399,000 in 1996. The sales increase was primarily due to a $1,424,000 increase in telephone directory production volume and a $212,000 increase in Uruguayan printing volume, partially offset by a decrease in independent directory sales of $460,000. The decrease in independent directory sales was due to two directories which were published in the third quarter of 1996, but which will be published in the fourth quarter of fiscal 1997, offset, in part, by three new directories published in the third quarter of 1997. The increase in the operating profit in 1997 was due to the higher volume discussed above and higher gross margins achieved by the Uruguayan printing operation. As discussed above, this segment's services are rendered under various short and long-term contracts.

The Telecommunications Services segment's sales increased by $21,772,000, or 107%, to $42,192,000 in fiscal 1997 and its operating profit increased by $3,479,000, or 187%, to $5,338,000 in fiscal 1997. The sales increase was due to a 99% increase in the Construction division and a 73% increase in the Business Systems division. The sales increases resulted from several factors, including required upgrading of core telecommunications infrastructure by existing customers, the demand for the segment's services in the wireless area, and the continued emphasis of outsourcing by the major telecommunications providers. Operating results improved due to the increased sales volume and favorable gross margins on existing business resulting in a 3.2 percentage point increase in gross margins, compared with fiscal 1996.

The Computer Systems segment's sales decreased by $3,861,000, or 20%, to $15,070,000 in 1997 and its operating loss was $151,000, compared with an operating profit of $2,632,000 in 1996. The decrease in sales and operating profit was primarily due to a decrease in sales and profits on conservation services to utilities due to the phase-out under a large contract with a customer which no longer requires the segment's services and a decrease in sales of Delta Operating Service Systems in 1997, compared to 1996. Under the completed contract method of accounting used by this segment, revenues together with related costs are recognized in income upon acceptance by the customer. This segment's results on a quarter-to-quarter basis are highly dependent on the acceptance by customers under contract for the segment's directory assistance systems, which occurs periodically rather than evenly.

The Electronic Publication and Typesetting Systems segment's sales increased by $815,000, or 4%, to $22,312,000 in 1997, and its operating profit was $640,000, compared with an operating loss of $1,361,000 in 1996. The fiscal 1997 sales increase resulted primarily from an increase in sales of systems and equipment and customer service sales in the domestic market. The increase in 1997 operating profit was due to a 6.6 percentage point increase in gross margins, a decrease in overhead expenses and an increase in sales volume. Systems and equipment gross margins increased by 8.5 percentage points due principally to the sale of a greater proportion of higher margin products and customer service gross margins improved by 2.5 percentage points due primarily to lower operating costs. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1997 of equipment introduced within the last three years comprising approximately 87% of equipment sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 1, 1997 COMPARED
TO THE THREE MONTHS ENDED AUGUST 2, 1996--Continued

Results of  Operations -  Other
-------------------------------

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Interest income decreased by $81,000, or 15%, in 1997, primarily due to the reduction of funds available for investment as excess funds were used to eliminate sales of receivables under the Company's securitization program.

Other income (expense) changed favorably by $403,000 in 1997 primarily due to $554,000 of lower fees paid resulting from the elimination of sales of receivables under the Company's securitization program, partially offset by an increase in sundry expenses.

The Company's share of the net income of its joint ventures was $3,224,000 in 1997, compared to $1,865,000 in 1996. The improvement was due to the absence, in 1997, of the Company's share of net loss of its Brazilian joint venture, and an increase in the Company's share of the net income of its Australian joint venture.

Research, development and engineering expenditures decreased by $415,000, or 10%, to $3,879,000 in 1997. The decrease was due to a decrease in product development by the Telephone Directory and Electronic Publication and Typesetting Systems segments.

Depreciation and amortization increased by $875,000, or 20%, to $5,151,000 in 1997. The increase was due to increased fixed asset acquisitions in the fourth quarter of fiscal 1996 and the first three quarters of 1997.

Interest expense increased by $219,000, or 19%, to $1,396,000 in 1997. The increase was primarily due to an increase in long-term debt caused by the issuance in a private placement, in August 1996, of $50,000,000 of 7.92% Senior Notes, offset, in part, by the retirement of $22,855,000 of 12-3/8% Subordinated Debentures in September 1996 .

The Company's effective tax rate was reduced to 39% in 1997 from 48% in 1996. The 1996 tax provision was unfavorably impacted by the effect of Brazilian joint venture losses for which no tax benefit was provided.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital
--------------------------------

Cash and cash equivalents increased by $14,930,000 in 1997 to $28,207,000, and working capital increased by $32,609,000 to $146,100,000. Operating activities provided $13,607,000 of cash flows in the nine months of fiscal 1997. Primary among the factors providing cash flows to operating activities in 1997 were the Company's net income of $21,330,000, augmented by $15,324,000 of depreciation and amortization. Among the principal uses of cash in operating activities for the nine months ended August 1, 1997 were an increase in the level of accounts receivable of $32,907,000, due to a $13,000,000 reduction in interests in accounts receivable sold at August 1, 1997, compared to November 1, 1996 under the Company's terminated securitization program (see Note B in the Notes to Condensed Consolidated Financial Statements), increased sales volume and the timing of customer payments.

The principal factors in the cash applied to investing activities of $2,455,000 were expenditures for property, plant and equipment of $11,915,000 and acquisitions of community-based phone directories totaling $1,396,000 (see Note H in the Notes to Condensed Consolidated Financial Statements), partially offset by proceeds of $10,115,000 received on the sale of the Brazilian joint venture.

Financing activities provided $3,234,000 of cash from the exercise of employee stock options of $5,564,000 offset, in part, by a decrease in borrowings of $2,328,000.

In addition to its cash and cash equivalents, at August 1, 1997, the Company has a $75,000,000, three-year, syndicated, unsecured credit line with a group of banks under a revolving credit agreement which extends to July 2, 2000 (see Note B in the Notes to Condensed Consolidated Financial Statements). The Company had outstanding bank borrowings under that line of $2,111,000 at August 1, 1997.

The Company believes that its current financial position, working capital, future cash flows and credit lines will be sufficient to fund its presently contemplated operations and satisfy its debt obligations. The Company has no material capital commitments. The Company may determine, from time-to-time in the future, to buy shares of its common stock.

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

PART II - OTHER INFORMATION

ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1997 Annual Meeting of Shareholders held on June 16, 1997, shareholders:

(a) elected the following to serve as directors of the Company until the 1997 Annual Meeting of the Shareholders by the following votes:

                               For                  Vote Withheld
                               ---                  -------------

William Shaw                   7,136,415            43,173

Jerome Shaw                    7,136,419            43,169

James J. Groberg               7,135,965            43,623

(b) ratified the action of the Board of Directors in appointing Ernst & Young LLP as the Corporation's independent public accountants for the fiscal year ending October 31, 1997 by the following vote:

For:  7,176,873               Against:  1,575       Abstain:  1,140

There were no broker non-votes on either matter voted upon.

ITEM 5--  OTHER INFORMATION

On September 4, 1997, the Company and Telstra Corporation, Ltd., its principal partner in the Australian joint venture, agreed to accelerate the Company's right to exercise an option to sell its entire 12 1/2% interest in the joint venture to Telstra for $23,300,000 in cash. The transaction closed in the fourth quarter of 1997 and resulted in a pretax gain of approximately $13,000,000 that will be reported in that quarter.

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

 15.01 Acknowledgment letter from Ernst & Young LLP

 15.02 Independent Accountants' Report on Review of
       Interim Financial Information from Ernst & Young LLP

 27.01 Financial Data Schedule

(b)    Reports on Form 8-K:

The only Report on Form 8-K filed during the quarter ended August 1, 1997 was a report dated July 2, 1997 (date of earliest event reported) reporting Item 5:
Other Events and Item 7: Financial Statement, Pro Forma Financial Information and Exhibits. No financial statements or pro forma financial information were filed with that Report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      VOLT INFORMATION SCIENCES, INC.
                                              (Registrant)



                                    BY: /s/ JACK  EGAN
                                        ------------------------
Date:  September 11, 1997               JACK  EGAN
                                        Vice President - Corporate Accounting
                                        (Principal Accounting Officer)

                                Exhibit Index

 15.01 Acknowledgment letter from Ernst & Young LLP

 15.02 Independent Accountants' Report on Review of
       Interim Financial Information from Ernst & Young LLP

 27.01 Financial Data Schedule