Form 10-K405
period 1997-10-31
VOLT INFORMATION SCIENCES INC
filed 1998-01-29
CIK 103872

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the fiscal year ended October 31, 1997

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from __________________________________ to ______________________

      Commission File Number: 1-9232

                         VOLT INFORMATION SCIENCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New York                                   13-5658129
     -------------------------------                   ------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     1221 Avenue of the Americas, New York, New York       10020-1579
     -----------------------------------------------       ----------
     (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code: (212) 704-2400

     Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------

      Common Stock, $.10 par value          New York Stock Exchange, Inc.
      ----------------------------          -----------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                    --------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 16, 1998 (based on the closing price on the New York Stock Exchange on that date) was approximately $350 million (based on the number of shares outstanding on that date exclusive of all shares held beneficially by executive officers and directors and their spouses and the Registrant's Savings Plan and Employee Stock Ownership Plan, without conceding that all such persons or plans are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 16, 1998 was 14,902,319.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 1998 Annual Meeting are incorporated by reference into Part III of this Report.

PART I
ITEM 1. BUSINESS

GENERAL

Volt Information Sciences, Inc., a New York corporation, incorporated in 1957, and its subsidiaries (collectively "Volt" or the "Company", unless the context otherwise requires) operate in three major businesses, consisting of the following five industry segments:

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

TELECOMMUNICATIONS & INFORMATION SOLUTIONS

(2) Telephone Directory - This segment provides telephone directory production, commercial printing, database management, sales and marketing services, licensing of directory production and contract management software systems to directory publishers and others, and is an independent publisher of telephone directories.

(3) Telecommunications Services - This segment provides telecommunications services, including engineering, design, construction, installation, maintenance, removals and distribution of telecommunications products in the outside plant and central office, and within end-user premises.

(4) Computer Systems - This segment designs, develops, integrates, markets, sells, leases and maintains computer-based directory assistance and other database management and telecommunications systems and related services for the telecommunications industry, and provides services, principally computer-based projects, to public utilities and financial institutions.

PREPRESS PUBLISHING SYSTEMS

(5) Electronic Publication and Typesetting Systems - This segment designs, develops, manufactures, integrates, markets, sells and services computerized imagesetting and publication systems through Autologic International, Inc., the Company's 59% owned publicly-held subsidiary, and its subsidiaries (collectively "AII").

INFORMATION AS TO INDUSTRY SEGMENTS

The following tables set forth the contribution of each industry segment to the Company's consolidated sales and operating profit for each of the three fiscal years in the period ended October 31, 1997, and those assets identifiable within each segment at the end of each of those years (see Note J of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
INDUSTRY SEGMENT DATA

                                                           October       November     November
                                                           31, 1997      1, 1996      3, 1995
                                                         -----------   -----------   ---------
SALES                                                          (Dollars in thousands)
Technical Services and Temporary Personnel:
  Sales to unaffiliated customers                         $1,015,579      $713,476    $570,514
  Intersegment sales                                           5,218         2,809       1,832
                                                         -----------   -----------   ---------
                                                           1,020,797       716,285     572,346
                                                         -----------   -----------   ---------
Telephone Directory:
  Sales to unaffiliated customers                             88,214        77,972      68,086
  Intersegment sales                                           1,376           639       1,681
                                                         -----------   -----------   ---------
                                                              89,590        78,611      69,767
                                                         -----------   -----------   ---------

Telecommunications Services:
  Sales to unaffiliated customers                            143,360        89,957      67,179
  Intersegment sales                                           2,811         1,515         811
                                                         -----------   -----------   ---------
                                                             146,171        91,472      67,990
                                                         -----------   -----------   ---------
Computer Systems:
  Sales to unaffiliated customers                             70,123        79,033     131,920
  Intersegment sales                                              89            53          40
                                                         -----------   -----------   ---------
                                                              70,212        79,086     131,960
                                                         -----------   -----------   ---------

Electronic Publication and Typesetting Systems:
  Sales to unaffiliated customers                             84,197        88,120      69,608
  Intersegment sales                                             429           762         797
                                                         -----------   -----------   ---------
                                                              84,626        88,882      70,405
                                                         -----------   -----------   ---------
Elimination of intersegment sales                             (9,923)       (5,778)     (5,161)
                                                         -----------   -----------   ---------
  Total sales                                             $1,401,473    $1,048,558    $907,307
                                                         ===========   ===========   =========

OPERATING PROFIT (LOSS)
Technical Services and Temporary Personnel                   $30,761       $27,346     $28,117
Telephone Directory                                            8,881         4,858       1,506
Telecommunications Services                                   18,722         9,484       6,178
Computer Systems                                                 247         7,707       6,395
Electronic Publication and Typesetting Systems                 1,521        (4,127)        456
Eliminations                                                     (12)          (69)       (159)
                                                         -----------   -----------   ---------
  Total operating profit                                      60,120        45,199      42,493

Interest and other income - net                                2,089         2,278       1,055
(Loss) gain on securities                                     (3,000)           52
Equity in net income (loss) of joint ventures                  6,824        (1,414)     (1,000)
Gain on sale of joint venture                                 12,807
Gain on sale of interest in subsidiaries                                     3,666
General corporate expense                                    (10,811)       (9,811)     (9,408)
Interest expense                                              (5,656)       (5,167)     (6,045)
Foreign exchange gain (loss) - net                                52          (516)        186
                                                         -----------   -----------   ---------

Income from continuing operations before income taxes,
 minority interests and extraordinary item                   $62,425       $34,287     $27,281
                                                         ===========   ===========   =========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
INDUSTRY SEGMENT DATA--Continued

                                                    October   November  November
                                                    31, 1997  1, 1996   3, 1995
                                                    --------  --------  --------
                                                       (Dollars in thousands)
IDENTIFIABLE ASSETS
Technical Services and Temporary Personnel          $155,818  $ 98,706  $ 52,955
Telephone Directory                                   45,971    41,622    32,135
Telecommunications Services                           58,393    41,082    31,812
Computer Systems                                      35,750    42,069    44,887
Electronic Publication and Typesetting Systems        55,305    66,504    37,532
                                                    --------  --------  --------
                                                     351,237   289,983   199,321
Cash, investments, joint ventures
  and other corporate assets                          67,485    47,161    64,690
                                                    --------  --------  --------

   Total assets                                     $418,722  $337,144  $264,011
                                                    ========  ========  ========

FORWARD-LOOKING STATEMENTS DISCLOSURE

In order to keep our stockholders and investors informed of the Company's future plans and objectives, this Annual Report on Form 10-K and other reports and statements issued by the Company and its officers from time to time contain, among other things, certain statements concerning the Company's future plans, objectives, performance, intentions and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders to take advantage of the "safe harbor" provisions of that Act.

Although the Company believes that its expectations are based on reasonable assumptions, these forward- looking statements are subject to a number of known and unknown risks and uncertainties (many of which are discussed elsewhere in this annual report) that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, general economic, competitive and other business conditions; the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services; material changes in demand from larger customers, including those with which the Company has national contracts; changes in customer attitudes toward outsourcing; the Company's ability to recruit qualified employees to satisfy customer requirements for the Company's staffing services; the Company's ability to meet competition in its highly competitive markets with minimal impact on margins; intense price competition and pressure on margins; the Company's ability to maintain superior technological capability; the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner and achieve customer acceptance of such products and systems in markets characterized by rapidly changing technology and frequent new product introductions; risks inherent in new product introductions, such as start-up delays, uncertainty of customer acceptance and dependence on third parties for some product components; changes in laws, regulations and government policies; the Company's performance on contracts; timing of customer acceptances of systems; and the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service. These and certain other factors are discussed in this annual report for the fiscal year ended October 31, 1997, and from time to time in the Company's other reports hereafter filed with the Securities and Exchange Commission.

TECHNICAL SERVICES AND TEMPORARY PERSONNEL SEGMENT

Volt's Technical Services and Temporary Personnel segment provides, from 272 branch and on-site offices located throughout the United States, a broad range of employee staffing services, including temporary help and other contingent staffing services, employment and personnel placement services, technical personnel placement, payrolling services, employment outsourcing services and employee leasing services, as well as some permanent placement services, to a wide range of customers. Except for professional employer services, which are marketed under the name "Shaw & Shaw", the remainder of this segment's services are identified and marketed throughout the United States as "Volt Services Group".

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

      Volt Services Group has been successful in obtaining a number of large national contracts which typically involve servicing numerous customer facilities, on-site Volt representation and customized invoicing and management reports. In some cases, Volt uses subcontractors to assist in meeting the requirements of the contract. Volt also acts as a subcontractor to other national providers to assist them in meeting their obligations to their customers. Employees assigned to a customer under a national account could range from light industrial workers to high-level engineers and information technology professionals. The bidding process for national accounts is very competitive and Volt is usually in competition with other major temporary staffing firms. Most contracts are for a one to three year time period, at which time they are typically rebid. Others are for shorter periods and may be for the duration of a particular project or subproject or a particular need that has arisen which requires additional or substitute personnel and expire upon completion of the project or when the particular need ends. These contracts with national accounts typically require considerable start-up costs and can usually take from six months up to one year to reach anticipated revenue levels. This segment maintains a group dedicated to the acquisition, implementation and service of national accounts; however, there can be no assurance that Volt Services Group will maintain accounts that it currently serves, nor that it can obtain additional national accounts on satisfactory terms.

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

      Volt Services Group furnishes temporary employees to meet various client requirements, such as assigning employees to a specific identified project or subproject or to meet a particular need that has arisen (which employees are typically retained until its completion), substituting for permanent employees during vacation and sick leave, staffing high turnover positions, filling in during the full-time hiring process or during a hiring freeze, and staffing seasonal peaks, special projects, conversions, inventories and offices that are downsizing. Volt Services Group also provides management personnel to coordinate special projects and to supervise temporary employees, thus relieving a customer of the need to supervise temporary employees.

      Volt Services Group provides the services of employees with a wide variety of skills, ranging from technical, engineering, computer and other professional and scientific classifications to clerks, typists, office automation personnel, secretaries, receptionists, sales promotion personnel, bank personnel, accountants, bookkeepers, customer service representatives, telemarketers, data entry clerks, inventory clerks, assemblers, warehousing personnel and other clerical and administrative personnel.

      Volt Services Group maintains computerized nationwide resume databases containing resumes of engineers, computer professionals and other technical, professional and scientific candidates, from which it fills customer job requirements for these types of employees. These individuals are frequently willing to relocate to fulfill these assignments. Lesser skilled employees are generally recruited and assigned locally, and resumes for these employees are maintained in computerized databases at branch offices.

      Employees hired by Volt Services Group become Volt employees during the period of their assignment, which ranges from as little as one day to several years. As the employer of record, Volt is responsible for the payment of salaries, payroll taxes, workers' compensation and unemployment insurance and other benefits, which may include paid sick days, holidays and vacations and medical insurance.

      SHAW & SHAW

      Shaw & Shaw, Inc. specializes in professional employer services, known as "employee leasing". Shaw & Shaw shares the employer responsibilities with its client companies, typically serving as the administrative employer of record for either the entire full-time workforce or for a specific department or division of the client company. Services provided by Shaw & Shaw include complete human resource management, legal and regulatory compliance, comprehensive health benefits, retirement plans and administration, workers' compensation insurance, loss control and risk management and payroll administration. Shaw & Shaw utilizes the purchasing power of the Company which enables it to provide its customers with cost savings in health care, workers' compensation insurance, and labor administration, as well as relieving them of the administrative responsibilities involved in maintaining employees.

      Shaw & Shaw provides and markets its services to large and small client companies in a broad spectrum of industries, such as retail, convenience markets, country clubs, restaurants, building contractors, petroleum, manufacturing, grocery, home care, maintenance, janitorial, banking and computer.

The Technical Services and Temporary Personnel segment also provides some existing customers with direct full-time employees, the majority of whom have previously been assigned on a temporary basis and who the customer desires to hire as direct full-time employees.

During the week ended October 31, 1997, this segment provided approximately 31,000 employees to its customers.

The segment is not dependent upon a single customer or a few customers, the loss of which might have a materially adverse effect upon its business. However, some of this segment's national contracts are large, and the loss of any large contract could have a negative effect on this segment's business unless, and until, the business is replaced.

While the markets for the segment's services include a broad range of industries throughout the United States, general economic conditions in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of this segment. In addition, this segment could be affected by changes in government laws and regulations, customers' attitudes toward outsourcing and temporary personnel, as well as decreasing rates of unemployment and higher wages sought by temporary workers, especially those in certain technical fields particularly characterized by labor shortages.

Downward pressures on this segment's operating margins occurred in fiscal 1996 and continued through the first half of fiscal 1997, due to increases in overhead to open new offices, particularly on-site offices for national accounts, start-up costs related to new contracts and additional personnel to bid and service national accounts, as well as significantly increased competition. As revenues from the new, national, managed service accounts have begun to reach their anticipated levels, operating profits have begun to increase during the second half of the year, and are anticipated to continue to increase, although there can be no assurance that this trend will be sustained. In addition, the trend in the industry is for large customers to consolidate their use of contingent workers to single source providers.

The segment competes with many technical service, temporary personnel and other contingent staffing firms, some of which are larger than Volt, as well as with individuals seeking direct employment from the Company's existing and potential customers.

The ability of Volt to compete successfully for customers depends on its reputation, pricing and quality of service provided and its ability to engage, in a timely manner, personnel meeting customer requirements. Competition is intense and many of the contracts entered into by this segment are of a relatively short duration, and awarded on the basis of competitive proposals which are periodically rebid by the customer. Although Volt has been successful in obtaining various short and long-term contracts in the past, with concomitant increases in revenues, in many instances margins under such contracts have decreased. There can be no assurance that existing contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to the Company, nor that revenues from an expired contract will be immediately replaced.

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

      DIRECTORY SYSTEMS/SERVICES

      This division markets to directory publishers, and utilizes internally, highly specialized computer systems, including both those developed by third parties for the division and those developed by the Company, as well as third-party off-the-shelf software. The division integrates and maintains these systems for managing the production and control of databases, principally for directory and other advertising media publishers. These systems produce digitized display advertisements and photocomposed pages, using equipment manufactured by AII and others, with integrated graphics for yellow and white pages directories, as well as CD/ROM and internet directories. The systems incorporate "workflow management", by which ads are automatically routed between workstations, increasing through-put and control.

      The division customizes its systems to meet the needs of publishers who desire to perform their work in-house. The division also provides outsourcing services for advertising, database management and publication to publishers and others who choose not to do the work in-house. The systems are sold or licensed to, and the services are performed for, publishers and others worldwide. The division also provides directory management systems and various photocomposition services to a number of regional telephone and independent directory publishers throughout North America, licenses production system software to directory publishers and provides commercial services, such as composition, data processing and database management services, to other customers.

      The division also separately markets workstations which are used to facilitate the creation of telephone directories. These include a graphics workstation (RAD-GRAF) containing Volt-developed software, which facilitates the incorporation of special graphic effects in the presentation of ads and provides merging text and graphics on a finished page, the Real-time Incolumn Display workstation (RID), which is an on-line electronic galley editor which allows last minute alterations and insertions of ads and listings, while displaying the composed results as they will appear on the finished page, and an interactive pagination system (DPIC), which allows the user to customize page layouts to their own specifications.

      The division, through its Volt Directory Marketing group, also provides telemarketing services for directory advertising sales for both white and yellow pages directories and provides other telemarketing services to directory publishers.

      Services are rendered under various short and long-term contracts and are performed primarily at facilities maintained by Volt in Anaheim and San Diego, California; Indianapolis, Indiana; Blue Bell and Huntingdon Valley, Pennsylvania; and, in one instance, at the customer's facility.

      A substantial portion of the division's business is obtained through submission of competitive proposals for contracts that typically expire in one to three years and are then rebid. A contract with one customer, which accounted for approximately 16% of the segment's revenues and 22% of the segment's operating profit for fiscal 1997, is scheduled to expire in June 1998. Other contracts are scheduled to expire in 1998 and 1999. However, the division has obtained several significant contracts which began in fiscal 1997. While the Company believes it can secure renewals and/or extensions of some of the contracts which are scheduled to expire, some of which are material to this segment, and to obtain replacement business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

      The division faces intense competition with respect to all of its services and products from other suppliers and from in-house facilities of potential customers. Some of this division's significant competitors are companies which are larger and have substantially greater financial resources than Volt.

      DATANATIONAL

      DataNational, the independent telephone directory publishing division of Volt, publishes community-based directories in Arkansas, Delaware, Maryland, North Carolina, Pennsylvania, Virginia and West Virginia.

      DataNational offers a community-based directory that provides consumers with information on businesses which provide services within their local geographic area. The directories also include features that are unique to the community, such as school information, maps and a calendar of events. The principal competition for this division is from the regional telephone companies, whose directories typically cover a much wider geographic area than the locations for which the division publishes directories. The advertiser is attracted to the division's community directory, because it enables them to specifically target their local markets at a much lower cost.

      During fiscal 1997, the division added three new directories, bringing the total community, county and regional directories to sixty-seven, an increase of thirteen over the last five years. The division identifies new markets where demographics and their local shopping patterns are favorable to the division's community-oriented product and expands accordingly.

      URUGUAY

      This division's revenues are generated from yellow pages advertising and its printing operations in South America. The division is the official publisher of the white and yellow pages telephone directories for Antel, the government-owned telephone company in Uruguay, under a contract with Antel originally entered into in 1983 and extended through 2002.

      In addition to the directory business, the division owns and operates a printing plant that prints its own telephone directories and also prints directories for publishers in Argentina and Brazil and does commercial printing for various customers in those countries and in Uruguay.

      During fiscal 1997, the division began offering operator assisted yellow pages ("OAYP") on "900" telephone numbers in Uruguay. The OAYP uses a sophisticated, proprietary, computerized system developed jointly by this division and the Company's Computer Systems segment. Publication of a planned business-to-business directory for the Mercosur common market (Argentina, Brazil, Uruguay and Paraguay) is now scheduled for April 1998.

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

TELECOMMUNICATIONS SERVICES SEGMENT

Volt's Telecommunications Services segment provides telecommunications services, including engineering, design, construction, installation, maintenance, removals and distribution of telecommunications products and other support services for the telecommunications industry. This segment consists of the Voltelcon and Advanced Technology Services divisions.

      VOLTELCON

      This division is a nationwide full-service provider of telecommunications services, including engineering, design, construction, installation, maintenance, removals and distribution of telecommunications products. The division performs these services on a project and/or contract personnel placement basis in the outside plant and central office, and within end-user premises, for telephone operating companies, interexchange carriers, local exchange carriers, wireless carriers, telecommunications equipment manufacturers, cable television, electric, water and sewerage utilities, federal, state and local government units and private industry.

      The division's Construction group provides both aerial and underground construction services, using its own vehicles and high production equipment, including jack and bore, directional boring, excavation for conduit and manhole systems, cable placement and splicing, pole placement and wrecking, fiber optic cable installation, splicing, termination and testing, project management and inspection services.

      The division's Engineering group also offers a wide range of outside plant engineering services, including right of way acquisition, network design for fiber and copper systems, carrier systems design, conduit design, computer aided design drafting, digitizing records, building industry consultant engineering, turnkey design and construction and air pressure design and record verification.

      The division's Business Systems group provides systems integration, cabling and wiring and telephone equipment installation. This involves the engineering, design, installation and management of many types of local and wide area networks, via copper and fiber, for voice, data and video.

      The division's Central Office group is a leading provider of telecommunications services for central office engineering, furnishing, installation and removal of transmission systems, distribution frame systems, AC/DC power systems, wiring and cabling, switch peripheral systems, pre and post conditioning, equipment assembly and system integration and controlled environment structures.

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

      The division offers the added value of being able to provide total management of multi-discipline projects because of its ability to integrate the efforts of all of its groups on a single project. In addition, the division is also responsible for turnkey programs performed nationwide which require a single point of contact and uniform quality.

      ADVANCED TECHNOLOGY SERVICES

      Volt's Advanced Technology Services was established in 1994 to meet the challenges of the "Information Superhighway" and the merging of voice, data and video services to telephony, broadband and other providers of information system services, such as telephone companies, interexchange carriers, government and private industry. This division accommodates clients in the telecommunications industry who require a full range of services from multiple Volt business segments, such as human resources, equipment, vehicles, systems analysis, network integration, software development and turnkey applications. This division is also responsible for turnkey programs performed nationwide which require a single point of contact and uniform quality.

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

A substantial portion of Volt's business in this segment is obtained through submission of competitive proposals for contracts that typically expire in one to three years and are then rebid. While the segment has obtained various short and long-term contracts, margins under such contracts have decreased in many instances. Most contracts that expired in 1997 were renewed, and others will expire in 1998 through 2002. While the Company believes it can secure renewals and/or extensions of some of these contracts which are scheduled to expire, some of which are material to this segment, and obtain replacement business, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

COMPUTER SYSTEMS SEGMENT

The Computer Systems segment designs, develops, sells, leases and maintains computer-based directory assistance and other database management and telecommunications systems and related services for the telecommunications industry and provides services, principally computer-based projects, to public utilities. This segment is comprised of Volt Delta Resources ("Volt Delta") and Volt VIEWtech.

      VOLT DELTA RESOURCESUP

      Volt Delta is engaged in the design, programming, sale and/or lease, integration and maintenance of computer information systems and services, primarily for the telecommunications market. Volt Delta operates as two business units: Information Systems and Maintech.

      Information Systems markets operator services solutions to telephone companies and interexchange carriers worldwide. To meet the needs of customers who desire to upgrade their operator services capabilities by procuring outside services as an alternative to making a capital investment, the division has deployed and is marketing enhanced directory assistance capabilities as a transaction-based outsourcing service. This service is marketed as Directory Express, with the division owning and operating its own proprietary Delta Operator Services System ("DOSS") and providing access to a national database. As an adjunct to Directory Express, Volt Delta's Info Express service permits its transaction-based customers to offer operator assisted yellow pages ("OAYP"), directional and other enhanced capabilities. These are designed to offer Directory Assistance operators worldwide access to over 120 million United States business, residential and government listings. For consumers (the end-users), especially cellular and PCS users, Directory Express is expected to provide a more convenient and efficient level of directory assistance service since, among other things, consumers may obtain enhanced directory and yellow pages information without having to know the correct area code.

      These Volt Delta services provide new revenue sources to the telephone company from such applications as call completion, customized intercept and automated directory assistance. Although a basic DOSS system is offered to customers who wish to purchase systems, typically each customer will require some special features and, in some instances, extensive customization to attain service differentiation. In this market, the division faces intense competition from much larger international companies which limit the division's success in winning contracts. The inability to sell additional major systems would have an adverse effect on this segment's business.

      During 1996, Volt Delta Europe ("VDE"), the division's European operations, based in the United Kingdom, was awarded a contract by PTT Telecom (the Netherlands telephone company) for VDE's Operator and Agent Services Integration System (OASiS), which offers operator services providers with open access to multiple information-based databases. The system is currently undergoing final testing at the customer's site. VDE is marketing OASiS to other European telecom providers as well and expects to introduce the system to the domestic market during 1998.

      Volt Delta's services division, Maintech, provides installation planning, system and network monitoring, and system maintenance services to Volt Delta's customers. The division also provides an array of services to customers who have purchased computer systems and networks from others. These services include network management, system and network design and implementation, help desk support and workstation and PC integration, as well as maintenance services on DEC, SUN, Silicon Graphics, IBM RS/6000 and other advanced technology product lines.

      In order to fulfill its commitments under its contracts, Volt Delta is required to develop advanced computer software programs and purchase substantial amounts of computer and related equipment manufactured by unaffiliated corporations. Much of the equipment required for these contracts is purchased as needed and is readily available from a number of suppliers.

      Under the completed contract method of accounting used by the Volt Delta division, revenues together with related costs are recognized in income upon acceptance by the customer. Since sales of systems under DOSS and OASiS contracts are generally recorded upon customer acceptance, the number of acceptances in a particular year may affect the comparability of results with other years. Although sales of systems are normally not recurring, a larger installed base provides opportunities for future expansion of existing customer systems, enhancement sales and maintenance revenue.

      VOLT VIEWTECH

      Volt's VIEWtech subsidiary implements energy and water efficiency programs and provides various management, outsourcing, technical and financial services to the energy and water utility industries, major financial institutions, trade associations and manufacturers.

      The subsidiary is a certified Fannie Mae lender, operating the nation's largest residential energy efficiency finance program for a major utility in San Francisco, under which it has processed, funded and services over $80.0 million in low-interest loans, all of which it sells to Fannie Mae, retaining only limited exposure on the sold loans. The subsidiary also operates a loan center in Richmond, Virginia, for another major finance company, supporting energy conservation loan programs for nineteen utilities and equipment manufacturers which provide financing to consumers.

      The subsidiary manages some of the nation's largest water conservation programs, which encourage utility customers to install more efficient water fixtures to reduce water use. The subsidiary reads over 500,000 meters monthly for major utilities in the United States.

      The subsidiary internally develops its computer systems and software, which includes a family of Windows(TM) energy and water analyses products. The subsidiary has established one of the first interactive energy analyses on the internet, serving major utilities. The subsidiary has also developed its RateVIEW product, which provides Department of Energy specified home energy ratings to label a home's energy efficiency according to national lender guidelines.

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

The business environment in which this segment operates is highly competitive. Some of this segment's principal competitors are considerably larger than Volt and have substantially greater financial resources. This segment's position in its market depends largely upon its reputation, quality of service and ability to develop, maintain and implement information systems on a cost competitive basis.

Some of this segment's contracts have expired in 1997, while others were renewed and new contracts were awarded to the Company. A contract with one customer, which accounted for approximately 9% of the segment's revenues and 46% of the segment's operating profit for fiscal 1996, expired in August 1997, because the customer no longer required Volt's services. Other contracts are scheduled to expire in 1998 through 2008.

ELECTRONIC PUBLICATION AND TYPESETTING SYSTEMS SEGMENT

Autologic Information International, Inc., a 59% owned, publicly-held subsidiary of the Company, and its subsidiaries (collectively, "AII") , design, develop, manufacture, integrate, market, sell and service computerized imagesetting and publication systems equipment and software that automate the various prepress production steps in the publishing process. AII's products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities. AII has traditionally focused its efforts on high-volume and deadline-driven customers. However, AII is seeking to utilize its core capabilities to expand into the lower-volume, less time-sensitive portion of the commercial publishing and electronic document distribution markets, while maintaining a leadership role in its primary market. Although competition is more intense in these additional markets which are expanding, AII believes that significant opportunities exist therein. AII's strategy to meet this competition is to enter niche markets, where AII's strengths can most effectively meet customers' requirements.

AII was formed on January 29, 1996, by the merger (the "Merger") into it of the Company's then existing Electronic Publication and Typesetting Systems segment, then consisting of Autologic, Incorporated and related foreign subsidiaries of the Company, (collectively "Autologic"), and Information International, Inc. ("Triple-I"), a publicly-held company. The Company's reported results of operations contained in this Report for periods prior to January 29, 1996 reflect only the operations of Autologic and not those of Triple-I and for subsequent periods reflect the operations of the combined entities. Accordingly, the Company believes that information contained in this Report which compares results for periods of this segment before and after the Merger are not comparable, as they do not reflect results for comparable business structures.

In general, AII's systems consist of computers and computer-based products used for scanning images, storing and retrieving computerized text and images and controlling output of those elements to various output devices, such as laser imaging systems, proofers, platemakers and document distribution systems. The principal imaging device sold by AII is the 3850 film recorder which is manufactured by AII. AII is currently in the process of developing its own proprietary computer-to-plate imager for the newspaper market based on its existing imaging and manufacturing technology. AII also manufactures a scanner, the APS 3750, and a variety of hardware and software interface products that enable different computers and other products to communicate and transfer information efficiently. To meet the specific requirements of AII's customers, AII's products can be integrated into complete systems, integrated with a customer's existing products (whether previously purchased from AII or from another vendor) or sold and used individually as "stand alone" units.

In addition, in fiscal 1997, AII introduced a new product aimed at the motion picture industry, the Laser Cinema Recorder ("LCR"), which is designed to address the requirements of the motion picture industry for high quality, high throughput imaging of 35mm master motion picture film from digitally created scenes.

AII's systems are available in a variety of hardware and software configurations on a broad base of computer hardware platforms which allow them to be structured to meet the individual needs of members of the prepress industry, including publishers of newspapers, telephone directories, magazines, books, directories, catalogues, yearbooks, print advertising, checks, and other quality graphic art printed products. To satisfy this diverse customer base, AII offers systems providing different speed, page size and output quality requirements, depending on the customer's requirements for final publication. These systems normally output either to film or photographic paper (both of which are then used to make printing press plates) or to the printing press plates themselves.

Marketing and sale of AII's products throughout the United States, Canada, Australia and parts of Europe are provided by AII's direct sales force, and through independent foreign distributors elsewhere. AII has established a European operations headquarters near London, England and a Pacific operations headquarters in Sydney, Australia.

Sales made outside the United States by AII subsidiaries, of products manufactured or assembled in the United States, together with export sales by AII directly to unaffiliated foreign customers, amounted to $38.4 million in fiscal 1997, $46.2 million in fiscal 1996 and $36.2 million in fiscal 1995.

A significant portion of AII's business is in the newspaper publishing industry, which has, in the past, experienced significant downturns during recessions. Newspapers have been seeking to reduce costs and expenditures to offset increased newsprint costs, intense competition for advertising revenues and reduced readership of the smaller number of newspapers, especially in the United States. These factors have resulted in reductions in equipment purchases by AII's traditional customers, adversely affecting AII's performance. However, newspapers have recently been experiencing increased advertising revenue and increased page counts, although it is not known if this trend will continue. These developments and the year 2000 issue, which could require replacement of equipment, may have a positive effect on AII as newspapers make additional capital expenditures.

AII operates in a highly competitive marketplace. Its position in its markets depends largely upon its reputation, the quality, design and pricing of its products, its ability to maintain high-level technological capabilities, foresee market changes and continue to identify, develop and commercialize innovative and competitive products and systems, and to improve the timeliness of its deliveries and its field service. Technological advancements, "open system" architecture (which allows customers to assemble standardized component products themselves from several different sources) and general market conditions have increased price competition. A number of firms, some of which are substantially larger and have substantially greater financial resources than AII, manufacture one or more prepress products competing with each of AII's prepress products. Some of these competitors sell their products as complete prepress systems, for some of which AII has no competing systems. Other competitors grant significant price discounts for products which compete with AII's products in order to promote sales of ancillary products as to which AII has no competing product.

As a result of this increasing competition, as well as changing patterns of customer purchasing that have produced an industry-wide trend toward the purchase of open systems, the industry, including AII, has experienced pressure on profit margins on sales of equipment and software, which is likely to continue. Gross profit margins on customer services have likewise been under considerable pressure in recent years. This is attributable to the industry trend towards using open systems, which enables the user to service some equipment in-house. In addition, since such products are more software oriented, AII services through remote data transfer, rather than on-site. To counter this pattern, AII is striving to reduce costs while designing and marketing cost justifiable products for its customer and market segment.

Although AII continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products can be successfully marketed.

AII holds several patents and trademarks related to its products; however, it does not believe that any of these are material to AII's business. AII is also a licensee of technology from many of its suppliers, none of which individually is considered material to AII's business.

The business environment in which this segment operates is highly competitive. Some of this segment's principal competitors are considerably larger than AII and have substantially greater financial resources. This segment's position in its market depends largely upon its reputation, quality of service and ability to develop, maintain and implement information systems on a cost competitive basis.

JOINT VENTURES

During the fiscal year, the Company terminated two joint ventures.

In January 1997, the Company sold its interest (acquired in July 1994) in Telelistas Editora Ltda., ("Telelistas"), a Brazilian company which has a contract to publish Rio de Janeiro's official telephone directories on behalf of the government-owned telephone company. The Company continues to be contingently liable for certain guarantees previously made by it in respect to certain import financing for the printing of Telelistas' directories by the Company's Uruguayan subsidiary (see Note L of Notes to Consolidated Financial Statements).

In September 1997, the Company sold its interest (acquired in 1991) in Pacific Access Pty. Ltd. ("Pacific Access"), a joint venture company in Australia, which marketed, sold and compiled the yellow pages directories of Telstra Corporation, Ltd., the Australian telephone company.

For further information concerning the Company's operations and joint ventures, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESEARCH, DEVELOPMENT AND ENGINEERING

During fiscal years 1997, 1996 and 1995, the Company expended approximately $14.3 million, $14.4 million and $8.3 million, respectively, on research, development and engineering, all of which is Company sponsored. A major portion of research and development expenditures were incurred by the Electronic Publication and Typesetting Systems, the Telephone Directory and the Computer Systems segments. The increase in fiscal year 1996 was due to increased efforts by these segments to develop new products, upgrade existing products and maintain competitive positions by enhancing the quality, efficiency, reliability and price/performance of products.

CUSTOMERS

In fiscal year 1997, the Technical Services and Temporary Personnel segment's sales to two customers represented approximately 16% and 11% of the total sales of that segment; the Telephone Directory segment's sales to one customer represented approximately 11% of the total sales of that segment; the Telecommunications Services segment's sales to four customers represented approximately 25%, 25%, 12% and 10% of the total sales of that segment; and the Computer Systems segment's sales to four customers represented approximately 22%, 15%, 12% and 10% of the total sales of that segment. Each of these segments is dependent on such respective customers. Only one of such customers represented more than 10% of the Company's consolidated revenues in fiscal year 1997, but less than 10% in prior years. In the event that there were a loss of one or more of these customers and, unless the business is replaced by that segment, there could be an adverse effect on the results for that segment's business, although the Company does not believe that there would be an adverse effect on the Company taken as a whole.

SEASONALITY

Historically, the Company's results of operations have been lower in its first fiscal quarter as a result of reduced requirements for its technical and temporary personnel due to the holiday season. In addition, Pacific Access (see "Joint Ventures" above) produced a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters. The Uruguay division produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter, and DataNational's revenues and profits are lower in the Company's first fiscal quarter, due to the seasonality of its directory closing schedule. Sales by AII are generally lower in the months of November and December due to the holiday season, which is a peak publishing period when customers are reluctant to install and test new equipment.

EMPLOYEES

During the week ended October 31, 1997, Volt employed approximately 36,800 persons, including approximately 31,000 persons who were on temporary assignment for the Technical Services and Temporary Personnel segment.

Volt is a party to two collective bargaining agreements which cover a small number of employees.

Certain services rendered by Volt's Electronic Publication and Typesetting Systems, Telephone Directory and Computer Systems segments require highly trained technical personnel in specialized fields, some of whom are currently in short supply and, while the Company currently has a sufficient number of such technical personnel in its employ, there can be no assurance that in the future these segments can continue to employ sufficient technical personnel necessary for the successful conduct of such services.

Management currently believes that its relations with its employees are satisfactory.

REGULATION

The Company's business is not subject to specific industry government regulations. In connection with foreign sales, it is subject to export controls, including restrictions on the export of certain technologies. At the present time, and with respect to the countries in which the Company's Electronic Publication and Typesetting Systems, Telephone Directory and Computer Systems segments currently sell most of their products, the sale of their current products, both hardware and software, are permitted pursuant to a general export license. If the Company began selling to countries designated by the United States as sensitive, such sales would be subject to more restrictive export regulations.

Compliance with applicable present federal, state and local environmental laws and regulations has not had, and the Company believes that compliance with such laws and regulations in the future will not have, a material effect on the Company's earnings, capital expenditures or competitive position.

See also Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES

The Company occupies 44,000 square feet at 1221 Avenue of the Americas, New York, New York under a lease which expires in 2000. The facility is shared by its corporate headquarters, its Computer Systems segment headquarters and a regional headquarters of its Technical Services and Temporary Personnel segment. The following table sets forth certain information as to each of the Company's other major facilities:

                                                    Sq. Ft.
                                                    Leased          If Leased,
                                                      or          Year of Lease
Location         Business Segment                    Owned          Expiration
--------         ----------------                    -----          ----------

Anaheim,         Telephone Directory                 39,000*          owned
California       Computer Systems
                 Technical Services and
                    Temporary Personnel

El Segundo,      Technical Services and              20,000           owned
California          Temporary Personnel

Los Angeles,     Electronic Publication and          52,000            1999
California          Typesetting Systems

Orange,          West Region Headquarters           200,000*          owned
California       Accounting Center
                 Technical Services and
                    Temporary Personnel
                 Telephone Directory
                 Computer Systems

San Diego,       Technical Services and              20,000           owned
California          Temporary Personnel
                 Telephone Directory

Thousand Oaks,   Electronic Publication and         134,000           owned
California          Typesetting Systems

Norcross,        Electronic Publication and          13,000            1998
Georgia             Typesetting Systems
                 Technical Services and
                    Temporary Personnel
                 Telecommunications Services

Indianapolis,    Telephone Directory                 16,000            1998
Indiana          Technical Services and
                    Temporary Personnel

                                                    Sq. Ft.
                                                    Leased          If Leased,
                                                      or          Year of Lease
Location         Business Segment                    Owned          Expiration
--------         ----------------                    -----          ----------

Wallington,      Computer Services                   32,000            1998
New Jersey

Blue Bell,       Telephone Directory                 52,000            2001
Pennsylvania

Montevideo,      Telephone Directory                 96,000            2001
Uruguay

Chantilly,       Telephone Directory                 20,000            2000
Virginia         Computer Systems
                 Technical Services and
                    Temporary Personnel

Redmond,         Technical Services and              21,000            1998
Washington          Temporary Personnel

* See Note G of Notes to Consolidated Financial Statements for information regarding a term loan secured by these properties.

In addition, the Company leases space in approximately 190 other facilities worldwide, (excluding month-to-month rentals), each of which consists of less than 10,000 square feet. These leases expire at various times from 1998 until 2002 (with one, in the United Kingdom, expiring in 2010).

At times, the Company leases space to others in the buildings, which it owns, if it does not then require the space for its own business.

The Company believes that its facilities are adequate for its presently anticipated requirements and that it is not dependent upon any individually leased premises.

For additional information pertaining to lease commitments, see Note O of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

Executive Officers

WILLIAM SHAW, 73, a founder of the Company, has been President and Chairman of the Board of the Company for more than the past five years and has been employed in executive capacities by the Company and its predecessors for over forty years.

JEROME SHAW, 71, a founder of the Company, has been Executive Vice President and Secretary of the Company for more than the past five years and has been employed in executive capacities by the Company and its predecessors for over forty years.

IRWIN B. ROBINS, 63, has been a Senior Vice President of the Company since September 1985 and has been employed in executive capacities by the Company since July 1980.

JAMES J. GROBERG, 69, has been a Senior Vice President and Principal Financial Officer of the Company since September 1985 and, except from May 1981 to September 1985, has been employed in executive capacities by the Company since July 1973.

HOWARD B. WEINREICH, 55, has been General Counsel of the Company since September 1985 and has been employed in executive capacities by the Company since August 1981.

JACK EGAN, 48, has been Vice President - Corporate Accounting and Principal Accounting Officer since January 1992 and has been employed in executive capacities by the Company since November 1979.

DANIEL G. HALLIHAN, 49, has been Vice President - Accounting Operations since January 1992 and has been employed in executive capacities by the Company since October 1986.

LUDWIG M. GUARINO, 46, has been Treasurer of the Company since January 1994 and has been employed in executive capacities by the Company since April 1976.

STEVEN A. SHAW, 38, has been a Vice President of the Company since April 1997 and has been employed by the Company in various capacities since November 1995. For more than five years prior thereto, he controlled and operated a number of privately-held telecommunication services companies, of which he owned most of the equity interest.

William Shaw and Jerome Shaw are brothers. Steven A. Shaw is the son of Jerome Shaw. There are no other family relationships among the executive officers or directors of the Company.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock has been traded on the New York Stock Exchange (NYSE Symbol-VOL) since May 7, 1997, prior to which it was included in The Nasdaq Stock Market National System. The following table sets forth the high and low prices of Volt's common stock, as reported by the NYSE since May 1997 and by Nasdaq without retail mark-up, mark-down or commission prior thereto:

                                        1997 (a)                  1996 (a)
                                  -------------------      --------------------
Fiscal Period                      High         Low          High         Low
                                   ----         ---          ----         ---

First Quarter                    $33          $22-1/3      $18-1/3      $14-2/3
Second Quarter                    36-2/3       28-1/2       20-2/3       12-2/3
Third Quarter                     56-3/4       36-1/2       30-1/3       18-5/6
Fourth Quarter                    69-3/16      52-5/8       29-1/2       24-2/3

(a) Restated to reflect a three-for-two stock split, distributed in the form of a 50% stock dividend on May 27, 1997.

The approximate number of record holders of the Company's common stock at January 16, 1998 was 460.

Cash dividends have not been paid during the reported periods. The Company has agreements, which contain financial covenants, one of which requires the Company to maintain a consolidated net worth of $129.9 million at October 31, 1997, increasing by 50% of consolidated net income for each completed fiscal year thereafter. At October 31, 1997, this condition was met (see Note C of Notes to Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

                                                                             Year Ended (Note 1)
                                                --------------------------------------------------------------------------
                                                  October         November        November        October       October
                                                  31, 1997        1, 1996         3, 1995         28, 1994      29, 1993
                                                ------------    ------------    ------------    -----------   ------------
                                                                 (Dollars in thousands, except per share data)
Revenues                                          $1,420,193      $1,053,140        $907,362       $734,486       $565,173
                                                ============    ============    ============    ===========   ============

Income (loss) from continuing operations
 before items below                                  $39,969*        $22,687*        $16,386*       $12,044*       $(3,674)*
Loss from discontinued operations--Note 2               (119)           (252)
Extraordinary item-loss on repurchase
 of debt, net of income taxes--Note 3                                    (87)            (62)          (271)
Cumulative effect of a change in accounting
  for income taxes--Note 4                                                                                             959
                                                ------------    ------------    ------------    -----------   ------------

Net income (loss)                                    $39,850         $22,348         $16,324        $11,773        $(2,715)
                                                ============    ============    ============    ===========   ============

                                                     Per Share Data, (Restated for stock splits in fiscal 1997 and 1995)
Income (loss) from continuing operations
 before items below                                    $2.63*          $1.53*          $1.13*         $0.84*        $(0.26)*
Loss from discontinued operations                      (0.01)          (0.01)
Extraordinary item                                                     (0.01)                         (0.02)
Cumulative effect of a change in accounting
  for income taxes                                                                                                    0.07
                                                ------------    ------------    ------------    -----------   ------------

Net income (loss)                                      $2.62           $1.51           $1.13          $0.82         $(0.19)
                                                ============    ============    ============    ===========   ============

Number of shares used in computations             15,182,240      14,799,665      14,451,501     14,408,238     14,396,589

Total assets                                        $418,722        $337,144        $264,011       $226,904       $235,892

Long-term debt, net of current portion               $55,447         $57,395         $28,819        $40,788        $58,095

Note 1--Fiscal years 1993, 1994, 1996 and 1997 were comprised of 52 weeks, while fiscal year 1995 was comprised of 53 weeks.

Note 2--See Note P of Notes to Consolidated Financial Statements for fiscal years 1997 and 1996.

Note 3--See Note G of Notes to Consolidated Financial Statements for fiscal years 1996 and 1995. The 1994 extraordinary loss was due to the early redemption of $30.0 million of debentures.

Note 4--Cumulative effect of adopting Statement No. 109, "Accounting for Income Taxes."

Note 5--Cash dividends have not been paid during the five-year period ended October 31, 1997.

* The results of operations include the following gains and (losses) on the sale or write-down of marketable securities: 1997 - ($3.0 million, $1.8 million, net of taxes) or ($0.12 per share); 1996 - $52,000; 1994 -
      ($7,000) and 1993 - $199,000 or $0.01 per share.

      The results for the fiscal year ended October 31, 1997 included a gain of $12.8 million ($7.9 million, net of taxes or $0.52 per share) on the sale of the Company's interest in an Australian joint venture.

      The results for the fiscal year ended November 1, 1996 included gains aggregating $2.6 million ($1.6 million, net of taxes or $0.11 per share), as a result of an agreement to pay a premium to an insurance carrier to close out prior years' retrospective insurance policies at an amount less than related liabilities for workers' compensation insurance previously provided by the Company.

      In October 1996, the Internal Revenue Service concluded its examination of the Company's tax returns for fiscal 1989 through 1993. As a result of the examination, $1.4 million ($0.09 per share) and $723,000 ($443,000, net of taxes, or $0.03 per share) were included as a tax benefit and interest income, respectively, for the fiscal year ended November 1, 1996.

      The results of operations for fiscal 1993 include a pretax charge of $6.4 million ($4.2 million, net of taxes or $0.29 per share) for estimated costs in excess of anticipated revenues under two contracts for major directory assistance systems. In fiscal 1994 and 1995, the Company received customer acceptance under such contracts, which, because of the pretax charge in 1993 related to such contracts, had no effect on Company's earnings for 1994 and 1995, although revenues (and costs) of $59.0 million and $15.0 million were recognized in 1994 and 1995, respectively.

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

Fiscal Year 1997 Compared to Fiscal Year 1996

Results of Operations - Summary

Revenues in fiscal 1997 increased by $367.1 million, or 35%, from fiscal 1996, as sales increased by $352.9 million, or 34%. The increase in sales in 1997 was primarily attributable to increases in the Technical Services and Temporary Personnel segment and Telecommunications Services segment of $304.5 million and $54.7 million, respectively.

The Company's income from continuing operations before income taxes and minority interests increased by $28.1 million, or 82%, in 1997 to $62.4 million, as operating profit increased by $14.9 million, or 33%, to $60.1 million. The increase in operating profit in 1997 was from the Telecommunications segment, with an increase of $9.2 million, the Electronic Publication and Typesetting Systems segment, with an increase of $5.6 million, the Telephone Directory segment, with an increase of $4.0 million, and the Technical Services and Temporary Personnel segment, with an increase of $3.4 million. This was partially offset by a decrease in the operating profit of the Computer Systems segment of $7.5 million. Consolidated 1997 results included a pretax gain of $12.8 million on the sale of the Company's interest in an Australian joint venture and was reduced by a $3.0 million pretax charge to earnings, to fully reserve an investment in a PCS/wireless company. The 1996 results included a $3.7 million pretax gain on the sale of an interest in the Company's Electronic Publication and Typesetting Systems segment. In addition, the Company's 1997 portion of profits earned by joint ventures increased to $6.8 million, compared with a loss of $1.4 million in 1996.

The loss from discontinued operations represents the Company's portion (59%) of the operating loss and loss on disposal, in fiscal 1997, related to a division, acquired at the end of January 1996, of the Company's Electronic Publication and Typesetting Systems segment.

The extraordinary item in fiscal 1996 consisted of a loss of $87,000, due to the retirement at par of the remaining $22.9 million face value of the Company's 12-3/8% Senior Subordinated Debentures.

Net income in fiscal 1997 and 1996 was $39.9 million and $22.3 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1997 Compared to Fiscal Year 1996--Continued

Results of Operations - Segments

The Company's consolidated operating profit was $60.1 million in fiscal 1997, compared with $45.2 million in fiscal 1996 (see Industry Segment Data in Item 1 of this Report and Note J of Notes to Consolidated Financial Statements in Item 8 of this Report).

The Technical Services and Temporary Personnel segment's sales increased by $304.5 million, or 43%, in fiscal 1997 to $1.02 billion. Operating profit of the segment increased by $3.4 million, or 12%, to $30.8 million in fiscal 1997. Approximately $82.9 million, or 27%, of the segment's 1997 sales increase was due to pass-through costs, primarily related to the use of subcontractors to service large national contracts, which increased from $71.5 million to $154.4 million in 1997. In fiscal 1997, approximately $74.5 million of the segment's sales increase resulted from business with new customers, including $39.2 million from one such customer. The remaining increase of $154.9 million was with existing customers, partially offset by the loss of $7.8 million of sales to a high margin customer which, since April 1996, has no longer required the segment's services. The increase in the segment's operating profit was due to the increase in sales volume, partially offset by a decrease in gross margin of approximately 0.9 percentage points, higher overhead costs and the absence, in 1997, of a non-recurring 1996 favorable $2.1 million retrospective workers' compensation insurance adjustment (see Note K of Notes to Consolidated Financial Statements). The decrease in gross margin percentage was due to higher subcontractor usage billed without a mark-up, lower margins on the increasing business with large, national, managed service accounts, and the loss of the high margin customer discussed above, offset, in part, by lower workers' compensation insurance premiums. Overhead costs increased due to start-up costs related to new offices and staffing for recently won national accounts, which are in the initial stages of their contracts. As revenues from the new national accounts have begun to reach their anticipated levels, operating profits have begun to increase during the second half of the year and, are anticipated to continue to increase, although there can be no assurance that the trend will be sustained. Although the markets for the segment's services include a broad range of industries throughout the United States, general economic difficulties in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of this segment.

The Telephone Directory segment's sales increased by $11.0 million, or 14%, to $89.6 million in fiscal 1997. Operating profit of the segment increased by $4.0 million, or 83%, to $8.9 million. The fiscal 1997 sales increase was due to increased telephone directory production volume of 8%, increased independent directory sales of 9%, increased sales by the Uruguayan division of 14%, increased telemarketing sales of 62% and increased system sales of 35%. The increase in operating profit in fiscal 1997 was due to the sales increases discussed above and a 4.4 percentage point decrease in total operating expenses expended per sales dollar, and the absence, in 1997, of non-recurring costs incurred in 1996 by the Uruguayan division (due to a move to a new facility and installation of new equipment). This segment's services are rendered under various short and long-term contracts, some of which expired in 1997, while others were renewed and new contracts were awarded to the segment. A contract with one customer, which accounted for approximately 16% of the segment's revenues and 22% of the segment's operating profit for fiscal 1997, is scheduled to expire in June 1998. However, the segment has obtained several significant contracts which have begun in fiscal 1997. Other contracts are scheduled to expire from 1998 through 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1997 Compared to Fiscal Year 1996--Continued

Results of Operations - Segments--Continued

While the segment believes it can secure renewals and/or extensions of some of the contracts which are scheduled to expire, some of which are material to this segment, and obtain replacement business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the segment on satisfactory terms.

The Telecommunications Services segment's sales increased by $54.7 million, or 60%, to $146.2 million in 1997. Operating profit of the segment increased by $9.2 million, or 97%, in fiscal 1997 to $18.7 million. The fiscal 1997 sales increase was due to a 163% increase in the Advanced Technology Services division, a 46% increase in the Construction division and a 59% increase in the Business Systems division. Operating results improved due to increased sales volume and a 2.5 percentage point increase in gross margins. The segment has benefited from the significant increase in capital expenditures by the telecommunications industry in 1997 to upgrade and build infrastructure. Although growth in sales and operating profit is anticipated, it is not expected to continue at the high rate sustained in fiscal 1997 compared to 1996. A substantial portion of the business in this segment is obtained through submission of competitive proposals for contracts that typically expire in one to three years and are then rebid. Most contracts that expired in 1997 were renewed, and others will expire in 1998 through 2002. While the Company believes it can secure renewals and/or extensions of some of these contracts which are scheduled to expire, some of which are material to this segment, and obtain replacement business, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

The Computer Systems segment's sales decreased by $8.9 million, or 11%, to $70.2 million in fiscal 1997. The segment had an operating profit in fiscal 1997 of $247,000, compared to $7.7 million in fiscal 1996. Fiscal 1997 and 1996 sales included revenues of $24.4 million and $27.6 million, respectively, recognized on customer acceptance of several major Delta Operator Service Systems. The decrease in sales and operating profit was primarily due to decreased sales and profits on conservation services to utilities due to the phase-out under a large contract with a customer which no longer required the segment's services. This customer accounted for approximately 9% of the segment's revenues and 46% of the segment's operating profit for fiscal 1996. The decrease in sales of systems and start-up costs related to Directory Express, a new transaction-based outsourcing service, further reduced operating profits. Under the completed contract method of accounting used by this segment, revenues, together with related costs, are recognized in income upon acceptance by the customer; the level of acceptances in a particular year may affect the comparability of results with other years. Although sales of systems are normally not recurring, a larger installed base provides opportunities for future expansion of existing customer systems, system enhancement sales and maintenance revenue.

The Electronic Publication and Typesetting Systems segment's sales decreased by $4.3 million, or 5%, to $84.6 million in fiscal 1997. The segment had an operating profit in fiscal 1997 of $1.5 million, compared to an operating loss of $4.1 million in fiscal 1996. Since January 29, 1996, the segment has been comprised of the Company's former Autologic, Incorporated subsidiary and related foreign subsidiaries ("Autologic"), which were

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1997 Compared to Fiscal Year 1996--Continued

Results of Operations - Segments--Continued

combined on that date with Information International, Incorporated ("Triple-I"), as a publicly-held company, (see Note I of Notes to Consolidated Financial Statements). The results of operations for fiscal 1996 reflect the three-month results of Autologic on a stand-alone basis and the nine-month results of the merged operations, while results for fiscal 1997 reflect the results of the merged operations for all twelve months. The fiscal 1997 sales decrease resulted from a decrease in sales of systems and equipment, primarily in the European market, partially offset by an increase in customer service sales in the domestic market. The increased profitability in 1997 was due to a 9.0 percentage point improvement in gross margins, and the absence of a $700,000 restructuring charge related to the merger which was recorded in the first quarter of fiscal 1996, partially offset by decreased sales volume, an increase in operating expenses and charges in 1997 of $2.1 million (compared to $1.6 million in 1996) for amortization of intangibles resulting from the merger. Systems and equipment gross margins increased by 11.1 percentage points, principally due to a change in the product mix (an increase in sales of some high margin products and a decrease in sales of some low margin products), lower manufacturing costs and reduced competition. Customer service gross margins improved by 6.6 percentage points, due primarily to workforce reductions. Operating expenses increased due to the development of additional new products and expansion into new markets. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal years 1997 and 1996 of equipment introduced within the last three years comprising approximately 83% and 98%, respectively, of equipment sales.

Results of Operations - Other

Interest income decreased by $1.4 million, or 45%, in fiscal 1997. The decrease in 1997 was primarily attributable to $723,000 of interest income received in 1996 on a tax refund from the Internal Revenue Service as the result of the completion of an examination of the Company's tax returns for fiscal years 1989 to 1993, and due to the use of available funds to eliminate sales of receivables under the Company's securitization program.

Other income (expense) changed favorably by $1.2 million in 1997, primarily due to $1.6 million of lower fees resulting from the elimination in the first half of fiscal 1997 of sales of receivables under the Company's securitization program, partially offset by an increase in sundry expenses.

The Company's equity in net income of its joint ventures was $6.8 million in 1997, compared to a $1.4 million loss in 1996. The improvement was due to an increase in the Company's portion of earnings from its Brazilian and Australian joint ventures. In September 1997, the Company sold its interest in the Australian joint venture resulting in a pretax gain of $12.8 million. In January 1997, the Company sold its 50% interest in the Brazilian joint venture. Due to the Company's guarantee of certain of the venture's obligations, the gain on the sale of approximately $2.5 million has been deferred until the Company's obligations under such guarantees are determined. However, the Company's portion of profits earned by the venture of $3.2 million, due to the publication of the yellow pages directories in Rio de Janeiro, through the date of sale were included in Equity in net income (loss) of joint ventures (see Note L of Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1997 Compared to Fiscal Year 1996--Continued

Results of Operations - Other--Continued

Research, development and engineering expenses decreased by $65,000, or less than 1%, to $14.3 million in 1997. The decrease in 1997 was due to a reduction in product development by the Telephone Directory segment, partially offset by increases by the Computer Systems and Electronic Publication and Typesetting Systems segments.

Depreciation and amortization increased by $4.2 million, or 26%, to $20.5 million in 1997. The fiscal 1997 increase was due to increased fixed asset expenditures in 1996 and 1997 and a full year of amortization of intangibles in 1997, which resulted from the 1996 Autologic transaction, compared to nine months of amortization in 1996.

The foreign exchange gain in fiscal year 1997 was $52,000, compared to a loss in 1996 of $516,000. The gain in 1997 was due to favorable, and the loss in 1996 was due to unfavorable, currency movements in the European currency market. To minimize the potential adverse impact on the Company's foreign currency receivables and sales when the dollar strengthens against foreign currencies, foreign currency options and forward contracts are purchased.

Interest expense increased by $489,000, or 9%, to $5.7 million in 1997. The increase was primarily due to an increase in long-term debt resulting from the issuance in a private placement, in August 1996, of $50.0 million of 7.92% Senior Notes, offset, in part, by the retirement of $22.9 million face value of 12-3/8% Senior Subordinated Debentures in September 1996, using proceeds from the private placement. In fiscal 1997 and 1996, other income reflects charges of $316,000 and $2.0 million, respectively, for costs incurred in conjunction with the sale of accounts receivable (see Note C of Notes to Consolidated Financial Statements).

See Note F of Notes to Consolidated Financial Statements for information concerning the Company's effective tax rates for fiscal years 1997 and 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1996 Compared to Fiscal Year 1995

Results of Operations - Summary

Revenues in fiscal 1996 increased by $145.8 million, or 16%, from fiscal 1995, as sales increased by $141.3 million, or 16%. Revenues in 1996 included a pretax gain of $3.7 million from the sale of an interest in the Company's Electronic Publication and Typesetting Systems segment. The increase in sales in 1996 was primarily attributable to increases in the Technical Services and Temporary Personnel segment and the Telecommunications Services segment of $143.9 million and $23.5 million, respectively. This was partially offset by a decrease in the Computer Systems segment of $52.9 million due to the completion in 1995 of several long-term contracts, which were accounted for under the completed contract method of accounting.

The Company's income from continuing operations before income taxes, minority interests and extraordinary item increased by $7.0 million, or 26%, in 1996 to $34.3 million. The 1996 results included a $3.7 million pretax gain on the sale of interest in subsidiaries. The increase in operating profit in 1996 was primarily from the Telephone Directory segment, with an increase of $3.4 million, and the Telecommunications Services segment, with an increase of $3.3 million, partially offset by the Electronic Publication and Typesetting Systems segment, with a decrease of $4.6 million.

The loss from discontinued operations in fiscal 1996 represents the Company's portion (59%) of the operating loss and loss on disposal related to a division of the Company's Electronic Publication and Typesetting Systems segment.

The extraordinary items in fiscal 1996 and 1995 were losses of $87,000 and $62,000, respectively, due to the early redemption at par of $22.9 million and $10.0 million face value, respectively, of the Company's 12-3/8% Senior Subordinated Debentures.

Net income in fiscal 1996 and 1995 was $22.3 million and $16.3 million, respectively.

Fiscal 1996 included 52 weeks, compared to 53 weeks in fiscal 1995.

Results of Operations - Segments

The Company's consolidated operating profit was $45.2 million in fiscal 1996, compared to $42.5 million in fiscal 1995. (See Industry Segment Data in Item 1 of this Report and Note J of Notes to Consolidated Financial Statements in Item 8 of this Report).

The Technical Services and Temporary Personnel segment's sales increased by $143.9 million, or 25%, in fiscal 1996 to $716.3 million. Operating profit of the segment decreased by $771,000, or 3%, to $27.3 million in fiscal 1996. Approximately $48.1 million, or 33%, of the segment's 1996 sales increase was due to pass-through costs primarily related to the use of subcontractors to service large national contracts, which increased from $23.4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1996 Compared to Fiscal Year 1995--Continued

Results of Operations - Segments--Continued

million in 1995 to $71.5 million in 1996. In fiscal 1996, approximately $28.0 million of the segment's sales increase resulted from business with new customers, with pre-existing customers accounting for the balance of the sales increase. The operating profit decrease in fiscal 1996 was due to a 1.8 percentage point decrease in gross margins, as well as increases in overhead, due to the opening of new offices to service national contracts, partially offset by the increased sales and a $2.1 million retrospective workers' compensation insurance adjustment. One-half of the 1.8 percentage point decrease in gross margin was due to higher subcontractor usage billed without a mark-up. The loss of a high margin customer in April 1996, lower margins on the increasing business with large national contracts and an increase in unemployment insurance costs accounted for the remainder of the gross margin decline.

The Telephone Directory segment's sales increased by $8.8 million, or 13%, to $78.6 million in fiscal 1996. In fiscal 1996, the segment's operating profit increased by $3.4 million, or 223%, to $4.9 million. The fiscal 1996 sales increase was due to an 11% increase in telephone directory production volume, an increase in independent directory sales of 20% and increased sales by the Uruguayan division of 19%. The increase in operating profit in fiscal 1996 was due to the sales increase discussed above and higher gross margins on the telephone directory production sales, partially offset by higher printing costs in the Uruguay printing operation resulting from a move to a new facility and installation of new equipment.

The Telecommunications Services segment's sales increased by $23.5 million, or 35%, to $91.5 million in 1996. Operating profit of the segment increased by $3.3 million, or 54%, in fiscal 1996 to $9.5 million. The fiscal 1996 sales increase was due to a 32% increase in the Construction division and a 29% increase in the Business Systems division. Operating results improved due to increased sales volume and a 1.9 percentage point decrease in overhead expended per sales dollar.

The Computer Systems segment's sales decreased by $52.9 million, or 40%, to $79.1 million in fiscal 1996. Operating profit in fiscal 1996 increased by $1.3 million, or 21%, to $7.7 million. The 1996 and 1995 sales included revenues of $28.0 million and $85.0 million, respectively, recognized on customer acceptance of several major Delta Operator Service Systems (DOSS). The higher level of sales in 1995, compared to 1996, was due to a greater number of DOSS systems accepted by customers in 1995. Fiscal 1996 operating profit increased, primarily due to increased sales and profit on conservation services to utilities. A contract with one customer, which accounted for approximately 9% of the segment's revenues and 46% of the segment's operating profits for fiscal 1996, expired in August 1997, because the customer no longer required Volt's services.

The Electronic Publication and Typesetting Systems segment's sales increased by $18.5 million, or 26%, to $88.9 million in fiscal 1996. The segment incurred an operating loss in fiscal 1996 of $4.1 million, compared to an operating profit of $456,000 in fiscal 1995. As noted above, the results of operations for all periods prior to January 29, 1996 reflect the results of Autologic on a stand-alone basis, while results subsequent to that date reflect the combined operations of Autologic and Triple-I. The fiscal 1996 sales increase resulted primarily from the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1996 Compared to Fiscal Year 1995--Continued

Results of Operations - Segments--Continued

integration of the two businesses. Had this transaction occurred at the beginning of fiscal year 1995, sales in 1996 would have been $98.8 million, compared to sales of $104.6 million in 1995. The decrease of $5.8 million, or 5.5%, was primarily due to the phaseout of a product line by Triple-I. The 1996 operating loss included $700,000 of restructuring charges and $1.6 million for amortization of intangibles resulting from the merger. The decrease in operating profit in 1996 was also due to a 4.0 percentage point increase in total operating expenses expended per sales dollar, partially offset by the increased sales volume. The fiscal 1996 increase in operating expenses included a 76% increase in research, development and engineering and a 35% increase in selling and administrative expenses. These expenses increased at a greater rate than sales in 1996 due to additional new products and expansion into new markets. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal years 1996 and 1995 of equipment introduced within the last three years, comprising approximately 98% and 84%, respectively, of equipment sales.

Results of Operations - Other

Interest income increased by $1.1 million, or 54%, in fiscal 1996. The fiscal 1996 increase was primarily due to $723,000 of interest income received on a tax refund from the Internal Revenue Service as the result of the completion of an examination of the Company's tax returns for fiscal years 1989 to 1993.

The Company's equity in the net loss of its joint ventures was $1.4 million in 1996, compared to $1.0 million in 1995. The fiscal 1996 decrease was due to the start-up losses incurred by the Company's Brazilian joint venture, which began operations in July 1994. The Company's share of the income of its Australian joint venture increased by $242,000 in fiscal 1996 due to increased revenues (see Note L of Notes to Consolidated Financial Statements).

Research, development and engineering expenses increased by $6.1 million, or 74%, to $14.4 million in 1996. The increase in 1996 was due to additional product development by the Telephone Directory, Computer Systems, and, as a result of the combination of Autologic and Triple-I, the Electronic Publication and Typesetting Systems segment.

Depreciation and amortization increased by $3.7 million, or 29%, to $16.3 million in 1996. The fiscal 1996 increase was due to increased fixed asset expenditures in 1995 and 1996 and, in 1996, to the amortization of goodwill created in the Autologic transaction.

The foreign exchange loss in fiscal year 1996 was $516,000, compared to a gain in 1995 of $186,000. The foreign exchange loss in 1996 was due to unfavorable, and the gain in 1995 was due to favorable, currency movements in the European currency market. To minimize the potential adverse impact on the Company's foreign currency receivables and sales when the dollar strengthens against foreign currencies, foreign currency options and forward contracts are purchased.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1996 Compared to Fiscal Year 1995--Continued

Results of Operations - Other-- Continued

Interest expense decreased by $878,000, or 15%, to $5.2 million in 1996. The decrease in 1996 was due to redemptions and the retirement of $10.0 million (in
1995) and the remaining $22.9 million (in 1996) of the Company's 12-3/8% Senior Subordinated Debentures. The Company has established additional financing at lower costs through the issuance in a private placement of $50.0 million Senior Notes.

See Note F of Notes to Consolidated Financial Statements for information concerning the Company's effective tax rates for fiscal years 1996 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources

Cash and cash equivalents increased by $41.0 million in 1997 to $54.2 million.

Cash of $19.6 million was provided by operating activities in 1997. Primary among the factors providing cash flows to operating activities in 1997 were the Company's net income of $39.9 million, augmented by $20.5 million of depreciation and amortization, increases in accounts payable of $16.6 million, which was primarily due to an increased use of subcontractors by the Technical Services and Temporary Personnel segment to service national accounts, increases in accrued expenses of $10.5 million and an increase in income taxes payable of $7.5 million, which was due to the timing of tax payments made during the year. Among the principal applications of cash in operating activities in 1997 were an increase in the level of accounts receivable of $61.7 million, due to increased business with new and existing customers, and a $13.0 million reduction in accounts receivable sold in fiscal 1997 due to the termination, by the Company, of a receivable securitization program (see Note C of Notes to Consolidated Financial Statements).

The principal factor in cash provided by investing activities of $16.6 million was proceeds from the sale of joint ventures of $32.7 million, which was offset, in part, by $15.5 million of purchases of property, plant and equipment.

The principal factor in cash provided by financing activities of $4.6 million was proceeds of $7.1 million from the exercise of stock options, offset, in part, by the payment of $1.9 million of long-term debt.

In addition to its cash and cash equivalents, at October 31, 1997, the Company had $87.3 million of credit lines with banks, of which $75.0 million is under a revolving credit agreement that does not expire until July 2000 unless renewed. The Company had outstanding bank borrowings of $4.4 million at October 31, 1997 under such lines.

The Company believes its current financial position, credit lines and future cash flows will be sufficient to fund its presently contemplated operations and satisfy its debt obligations. The Company has no material capital commitments, except for approximately $6.0 million to upgrade its Uruguayan printing equipment in fiscal 1998. The Company may determine, from time-to-time in the future, to buy shares of its common stock.

Year 2000 Compliance

The Company utilizes software and related technologies throughout its businesses that will be affected by the issues associated with the programming code in existing systems as the millennium (Year 2000) approaches. This is common to most businesses, and concerns the inability of information systems to properly recognize and process date-sensitive information related to the year 2000 and beyond. To ensure that the Company's internal systems and products offered for sale will continue to meet its internal needs and those of its customers, Volt's Enterprise-Wide Year 2000 Compliance Assurance Program is well under way.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS--Continued

Year 2000 Compliance--Continued

The Program involves Volt employees and consultants identifying, correcting or reprogramming, and testing all programs and systems for Year 2000 compliance. In addition, the Company has addressed the issue with suppliers of systems on which certain of the Company's systems rely, and has requested verification that they will be timely compliant. Certain systems will be replaced rather than corrected, at a cost that is not expected to be material. Conversion and testing of remaining systems applications is expected to cost approximately $4.0 million, the majority of which will be incurred and expensed in fiscal 1998. The Company expects to complete the necessary modifications in 1998, and will conduct extensive testing throughout 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ERNST & YOUNG LLP           787 Seventh Avenue             Phone #: 212-773-3000
                            New York, New York 10019

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Volt Information Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of October 31, 1997 and November 1, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at October 31, 1997 and November 1, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     Ernst & Young LLP

December 17, 1997

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                            October    November
                                                                           31, 1997    1, 1996
                                                                           ---------   --------
                                                                          (Dollars in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents--Note A                                          $54,234    $13,277
  Short-term investments--Notes A, B and N                                       105      4,458
  Trade accounts receivable less allowances of $5,067 (1997) and
    $5,191 (1996)--Note C and Schedule II                                    227,548    170,484
  Inventories--Notes A and D                                                  35,953     31,646
  Deferred income taxes--Notes A and F and Schedule II                         8,102     11,757
  Prepaid expenses and other assets--Note L                                    9,832     11,524
                                                                           ---------   --------
TOTAL CURRENT ASSETS                                                         335,774    243,146

Investment in securities--Notes A and B and Schedule II                          750
Investment in joint venture--Note L                                                      11,179
Property, plant and equipment, net--Notes A, G and J                          62,495     64,869
Deferred income taxes and other assets--Notes A and F                          5,629      2,493
Intangible assets-net of accumulated amortization of $9,399 (1997) and
  $6,459 (1996)--Notes A and I                                                14,074     15,457
                                                                           ---------   --------

                                                                            $418,722   $337,144
                                                                           =========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks--Note E                                              $4,410     $5,414
  Current portion of long-term debt--Note G                                    1,949      1,949
  Accounts payable                                                            59,589     43,345
  Accrued wages and commissions                                               34,065     29,998
  Accrued taxes other than income taxes                                       13,600     12,149
  Accrued insurance                                                           11,005      9,334
  Accrued interest and other accruals                                         10,575      8,229
  Customer advances and other liabilities                                     20,518     16,215
  Income taxes--Notes A and F                                                 10,608      3,022
                                                                           ---------   --------
TOTAL CURRENT LIABILITIES                                                    166,319    129,655

LONG-TERM DEBT--Note G                                                        55,447     57,395


MINORITY INTERESTS--Note I                                                    19,388     19,857

STOCKHOLDERS' EQUITY--Notes A, B, C, G, H and L and Schedule II
  Preferred stock, par value $1.00; Authorized--500,000 shares;
  issued--none
  Common stock, par value $.10; Authorized--30,000,000 shares; issued
  14,883,143 shares (1997) and 9,692,143 shares (1996)                         1,488        969
  Paid-in capital                                                             34,894     27,763
  Retained earnings                                                          141,355    101,505
  Cumulative foreign currency translation adjustment                            (169)
                                                                           ---------   --------
                                                                             177,568    130,237
                                                                           ---------   --------
COMMITMENTS--Note O
                                                                           ---------   --------
                                                                            $418,722   $337,144
                                                                           =========   ========

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                             YEAR ENDED
                                                             ------------------------------------------
                                                               October         November       November
                                                               31, 1997        1, 1996        3, 1995
                                                             ------------   ------------   ------------
                                                            (Dollars in thousands, except per share data)
Revenues:
  Sales of services                                            $1,317,276       $960,438       $837,699
  Sales of products                                                84,197         88,120         69,608
                                                             ------------   ------------   ------------
     Total sales                                                1,401,473      1,048,558        907,307

  Interest income                                                   1,689          3,095          2,009
  (Loss) gain on securities                                        (3,000)            52
  Equity in net income (loss) of joint ventures--Note L             6,824         (1,414)        (1,000)
  Gain on sale of joint venture--Note L                            12,807
  Gain on sale of interest in subsidiaries--Note I                                 3,666
  Other income (expense)-net--Note C                                  400           (817)          (954)
                                                             ------------   ------------   ------------
                                                                1,420,193      1,053,140        907,362
                                                             ------------   ------------   ------------
Cosos and expenses:
  Cost of sales:
     Services                                                   1,213,652        870,911        761,240
     Products                                                      49,709         58,746         47,104
  Selling and administrative                                       54,008         52,848         45,000
  Research, development and engineering                            14,301         14,366          8,262
  Depreciation and amortization                                    20,494         16,299         12,616
  Foreign exchange (gain) loss - net                                  (52)           516           (186)
  Interest expense                                                  5,656          5,167          6,045
                                                             ------------   ------------   ------------
                                                                1,357,768      1,018,853        880,081
                                                             ------------   ------------   ------------
Income from continuing operations before
  income taxes and items shown below                               62,425         34,287         27,281
Income tax provision-- Notes A and F                               22,797         12,710         10,895
Minority interests--Note I                                            341          1,110
                                                             ------------   ------------   ------------
Income from continuing operations before extraordinary item        39,969         22,687         16,386
Loss from discontinued operations--Note P                            (119)          (252)
Extraordinary item-loss on repurchase of debt,
  net of income taxes--Note G                                                        (87)           (62)
                                                             ------------   ------------   ------------

NET INCOME                                                        $39,850        $22,348        $16,324
                                                             ============   ============   ============

                                                                            Per Share Data

Income from continuing operations before extraordinary item         $2.63          $1.53         $1.13
Loss from discontinued operations                                   (0.01)         (0.01)
Extraordinary item                                                                 (0.01)
                                                             ------------   ------------   ------------

NET INCOME                                                          $2.62          $1.51          $1.13
                                                             ============   ============   ============

Number of shares used in computation--Note A                   15,182,240     14,799,665     14,451,501
                                                             ============   ============   ============

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             Cumulative     Unrealized
                                                                                              Foreign       Gain (Loss)
                                               Common Stock                                   Currency          On
                                              $.10 Par Value        Paid-In      Retained    Translation     Marketable     Treasury
                                             Shares     Amount      Capital      Earnings    Adjustment      Securities      Stock
                                             ------     ------      -------      --------    ----------      ----------      -----
                                                                                (Dollars in thousands)
Balance at October 28, 1994                 7,789,580       $779    $43,830       $91,655         $(283)           $(47)   $(46,089)

Contribution to ESOP- 8,621 shares                                      154                                                      96
Stock options exercised, including
  related tax benefit of $130                  22,750          3        469
Cancellation of treasury stock             (2,977,933)      (298)   (16,873)      (28,822)                                    45,993
Issuance of shares of common
  stock resulting from a two-for-one
  stock split in the form of a 100%
  stock dividend                            4,830,397        482       (482)
Unrealized gain on marketable
  securities-net of taxes of $78                                                                                    121
Unrealized foreign currency
  translation adjustment-net of
  taxes of $58                                                                                      115
Net income for the year                                                            16,324
                                           ----------     ------    -------      --------         -----            ----    --------
Balance at November 3, 1995                 9,664,794        966     27,098        79,157          (168)             74          --

Contribution to ESOP                           18,349          2        498
Stock awards                                      600                    11
Stock options exercised, including
  related tax benefit of $64                    8,400          1        156
Unrealized foreign currency
  translation adjustment-net of
  taxes of $93                                                                                      164
Unrealized loss on marketable
  securities-net of $45 tax benefit                                                                                 (70)
Net income for the year                                                            22,348
                                           ----------     ------    -------      --------         -----            ----    --------
Balance at November 1, 1996                 9,692,143        969     27,763       101,505            (4)              4          --

Contribution to ESOP                           12,423          1        499
Stock awards                                    1,000                    29
Stock options exercised, including
  related tax benefit of $2,878               253,530         25      7,096
Issuance of shares of common stock
  resulting from a three-for-two
  stock split in the form of a 50%
  stock dividend                            4,924,047        493       (493)
Unrealized foreign currency
  translation adjustment-net of $39
  tax benefit                                                                                      (165)
Unrealized loss on marketable securities -
  net of $2 tax benefit                                                                                              (4)
Net income for the year                                                            39,850
                                           ----------     ------    -------      --------         -----            ----    --------

Balance at October 31, 1997                14,883,143     $1,488    $34,894      $141,355         $(169)            $--         $--
                                           ==========     ======    =======      ========         =====            ====    ========

There were no shares of preferred stock issued or outstanding.
See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED
                                                            ------------------------------
                                                            October    November   November
                                                            31, 1997   1, 1996    3, 1995
                                                            --------   --------   --------
                                                               (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING
  ACTIVITIES

Net income                                                   $39,850    $22,348    $16,324
Adjustments to reconcile net income to cash
 provided by (applied to) operating activities:
    Loss from discontinued operations                            119        252
    Extraordinary loss                                                       87         62
    Depreciation and amortization                             20,494     16,299     12,616
    Equity in net (income) loss of joint ventures             (6,824)     1,414      1,000
    Distributions from joint ventures                          4,814      2,599      2,316
    Loss (gain) on securities                                  3,000        (34)
    Gain on sale of joint venture                            (12,807)
    Gain on partial sale of subsidiaries                                 (3,666)
    Accounts receivable provisions                             3,046      2,718      2,081
    Minority interests                                          (341)    (1,110)
    Loss (gain) on foreign currency translation                   39       (214)       102
    Loss (gain) on dispositions of property,
      plant and equipment                                                    64       (354)
    Deferred income tax expense (benefit)                      1,120     (2,474)    (5,419)
    Other                                                         92       (436)       226
    Changes in operating assets and liabilities:
      Increase in accounts receivable                        (61,701)   (57,478)   (15,731)
      Increase in inventories                                 (4,631)    (1,661)    (3,124)
      (Increase) decrease in prepaid expenses
        and other current assets                              (1,371)     1,765     (2,892)
      (Increase) decrease in other assets                       (597)     1,379     (1,494)
      Increase in accounts payable                            16,626     14,328      1,788
      Increase (decrease) in accrued expenses                 10,532     (4,034)    10,596
      Increase in customer advances
        and other liabilities                                    700         62      3,635
      Increase (decrease) in income taxes payable              7,486     (8,554)    12,383
                                                            --------   --------   --------

NET CASH PROVIDED BY (APPLIED TO)
  OPERATING ACTIVITIES                                        19,646    (16,346)    34,115
                                                            --------   --------   --------
CASH PROVIDED BY (APPLIED TO)
  INVESTING ACTIVITIES

  Sales of investments                                                       48      1,050
  Maturities of investments                                    7,037      7,561     10,770
  Purchases of investments                                    (6,428)    (7,676)    (8,688)
  Investment in joint ventures                                  (157)    (7,309)    (5,049)
  Proceeds from sale of joint ventures                        32,732
  Cash of acquired subsidiaries, less transaction costs                   8,421
  Proceeds from disposals of property, plant and equipment       328        121        953
  Purchases of property, plant and equipment                 (15,471)   (21,700)   (11,886)
  Other                                                       (1,395)    (2,024)    (1,365)
                                                            --------   --------   --------

NET CASH PROVIDED BY (APPLIED TO)
  INVESTING ACTIVITIES                                        16,646    (22,558)   (14,215)
                                                            --------   --------   --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued

                                                           YEAR ENDED
                                                 ------------------------------
                                                 October    November   November
                                                 31, 1997   1, 1996    3, 1995
                                                 --------   --------   --------
                                                      (Dollars in thousands)

CASH PROVIDED BY (APPLIED TO)
  FINANCING ACTIVITIES

    Payment of long-term debt                      (1,949)   (24,854)   (12,000)
    Proceeds from long-term debt                              50,000
    Exercises of minority interest stock options                 205
    Exercises of stock options                      7,150        103        341
    (Decrease) increase in notes payable-banks       (580)       916      1,030
                                                 --------   --------   --------

NET CASH PROVIDED BY (APPLIED TO)
  FINANCING ACTIVITIES                              4,621     26,370    (10,629)
                                                 --------   --------   --------

Effect of exchange rate changes on cash                44        461       (970)
                                                 --------   --------   --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 40,957    (12,073)     8,301

Cash and cash equivalents, beginning of year       13,277     25,350     17,049
                                                 --------   --------   --------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                     $54,234    $13,277    $25,350
                                                 ========   ========   ========

SUPPLEMENTAL INFORMATION

  Cash Paid During The Year:

    Interest expense                               $5,563     $5,390     $6,512
    Income taxes, net of refunds                  $11,375    $22,808     $4,058

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: The Company operates in three major businesses, consisting of five industry segments: Technical Services and Temporary Personnel; Telephone Directory; Telecommunications Services; Computer Systems; and Electronic Publication and Typesetting Systems.

Fiscal Year: The Company's fiscal year consists of the 52 or 53 weeks ending on the Friday nearest October 31. The 1997 and 1996 fiscal years were comprised of 52 weeks, compared with 53 weeks in fiscal year 1995.

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated upon consolidation. The minority interest primarily represents the 41% interest in Autologic Information International, Inc. ("AII") owned by the public.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation: The Company accounts for its stock-based compensation arrangements under the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees" (see Note H).

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

Investments: The Company's management determines the appropriate classification of marketable equity and debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Losses considered to be other than temporary are charged to earnings.

Inventories: Manufacturing inventories are priced at the lower of cost, on a first-in, first-out basis, or market. Accumulated unbilled costs on contracts related to performing services are carried at the lower of actual cost or realizable value (see Note D).

Long-Lived Assets: The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No such impairment indicators have been identified by the Company. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Property, Plant and Equipment: Depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to write off the cost of the assets over their estimated useful lives. Fully depreciated assets are written off against their related allowance accounts. The assets are depreciated over the following periods:

Buildings               -  25 to 31-1/2 years
Machinery and equipment -  3 to 15 years
Leasehold improvements  -  length of lease or life of asset, whichever is shorter

                                                            October     November
                                                            31, 1997    1, 1996
                                                            --------    --------
Property, plant and equipment consist of:                 (Dollars in thousands)

Land and buildings                                           $33,750     $33,589
Machinery and equipment                                       69,491      65,778
Leasehold improvements                                         4,626       4,263
                                                            --------    --------
                                                             107,867     103,630
Less allowances for depreciation and amortization             45,372      38,761
                                                            --------    --------
                                                             $62,495     $64,869
                                                            ========    ========

A term loan is secured by a deed of trust on land and buildings with a book value at October 31, 1997 of $14.6 million (see Note G).

Intangible Assets: Intangible assets principally consist of the unamortized balances of the excess of cost over the fair value of the net assets of companies acquired. The intangibles are being amortized using the straight-line method, over a five to twenty year period with an average remaining life of five years.

Income Taxes: Income taxes are provided using the liability method (see Note F).

Foreign Exchange Contracts: Gains and losses on foreign currency option and forward contracts designated as hedges of existing assets and liabilities and of identifiable firm commitments are deferred and included in the measurement of the related foreign currency transaction (see Note N).

Translation of Foreign Currencies: At October 31, 1997, the U.S. dollar is the Company's functional currency throughout the world, except for the Company's Uruguayan operation and certain European subsidiaries. Where the U.S. dollar is used as the functional currency, and in Uruguay, which has a high inflation rate, foreign currency gains and losses are included in operations. The translation adjustments recorded as a separate component of stockholders' equity result from changes in exchange rates, due to the European subsidiaries and, prior to its sale, the Australian joint venture, whose functional currencies were not the U.S. dollar.

Per Share Data: Per share data are computed on the basis of the weighted average number of shares of common stock outstanding and, if applicable, the assumed exercise of dilutive outstanding stock options based on the treasury stock method. In February 1997, the Financial Accounting Standards Board issued Statement No. 128,

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Per Share Data--Continued

"Earnings per Share", which is required to be adopted by the Company beginning in the first quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating "basic" earnings per share, the dilutive effect of stock options will be excluded. Basic earnings per share are therefore expected to be slightly higher than per share data reported in the accompanying financial statements.

Comprehensive Income: In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). The provisions of SFAS No. 130 require companies to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately or as part of a reconciliation of net income in the consolidated financial statements. The Company's comprehensive income items are not currently material; accordingly, the effect of adopting this statement is not expected to be material when it becomes effective for fiscal 1999.

Segment Reporting: In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). Under the provisions of SFAS No. 131, public business enterprises must report financial and descriptive information about its reportable segments. The Company does not expect the adoption of this new standard in fiscal 1999 to result in material changes to previously reported amounts or disclosures.

NOTE B--INVESTMENTS IN SECURITIES

At October 31, 1997, short-term investments consist of a bank certificate of deposit which matures within one year. Non-current investments at such date consist of a portfolio of equity securities with a cost of $3.8 million, reduced by a reserve for decline in market value of $3.0 million. Such decline in value, considered to be other than temporary, was charged to earnings in fiscal 1997. At November 1, 1996, the Company's portfolio of debt securities had an amortized cost of $4.5 million which approximated market value. These debt securities matured during the 1997 fiscal year.

NOTE C-- FINANCING ARRANGEMENTS

On July 2, 1997, the Company entered into a $75.0 million, three-year, syndicated, unsecured, revolving Credit Agreement with a group of banks for which The Chase Manhattan Bank ("Chase") and Fleet Bank, N.A. are serving as co-agents. Borrowings under the facility will bear interest at various interest rates. The Company has the option to select the most favorable rate at the time of borrowing. The Agreement provides for the maintenance of various financial ratios and covenants, including a requirement that the Company maintain consolidated net worth (as defined) of $110.0 million, plus 50% of consolidated net income for each completed fiscal year, (resulting in a requirement of $129.9 million at October 31, 1997), and certain limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, liens and sale of assets. There were no outstanding borrowings under the Agreement at October 31, 1997.

The Agreement replaced the Company's previous $10.0 million revolving facility with Chase and its previous $45.0 million accounts receivable securitization program. The accounts receivable securitization agreement entitled the Company to sell, on a limited recourse basis, up to $45.0 million of undivided interests in a designated

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE C-- FINANCING ARRANGEMENTS--Continued

pool of certain eligible accounts receivable. At November 1, 1996, $13.0 million of interests in accounts receivable had been sold under this agreement. The sold accounts receivable are reflected as a reduction of receivables in the accompanying November 1, 1996 balance sheet. The Company paid fees based primarily on the purchaser's borrowing costs incurred on short-term commercial paper which financed the purchase of receivables. Other income (expense) in the accompanying 1997, 1996 and 1995 statements of income includes fees related to the agreement of $316,000, $2.0 million and $2.1 million, respectively.

NOTE D--INVENTORIES

Inventories consist of:
                                                          October       November
                                                          31, 1997      1, 1996
                                                          -------        -------
                                                          (Dollars in thousands)
Services:
  Accumulated unbilled costs on:
    Service contracts                                     $23,988       $17,651
    Long-term contracts                                     3,736         1,694
                                                          -------       -------
                                                           27,724        19,345
                                                          -------       -------
Products:
  Materials                                                 3,653         5,257
  Work-in-process                                             965         2,654
  Service parts                                             2,318         2,396
  Finished goods                                            1,293         1,994
                                                          -------       -------
                                                            8,229        12,301
                                                          -------       -------
  Total                                                   $35,953       $31,646
                                                          =======       =======

The cumulative amounts billed, principally under long-term contracts, of $17.3 million and $3.4 million at October 31, 1997 and November 1, 1996, respectively, are credited against the related costs in inventory. Substantially all of the amounts billed have been collected. Inventories have been reduced by accumulated amortization of rotable spare parts and other inventory of $12.5 million and $15.5 million at October 31, 1997 and November 1, 1996, respectively.

NOTE E--SHORT-TERM BORROWINGS

The Company has credit lines with domestic and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $87.3 million, including a $75.0 million revolving credit agreement (see Note C). At October 31, 1997, the Company had bank borrowings under these credit lines of $4.4 million ($5.4 million- 1996), principally in foreign currencies. The weighted average interest rate of short-term borrowings at each year-end was 16% in 1997 and 24% in 1996. The weighted average interest rates are high, due to a high proportion of borrowings by the Uruguayan operation, whose interest rates reflect the country's high inflation level. Borrowings in Uruguay serve to hedge receivables against a loss in value, due to the strengthening of the U.S. dollar against the Uruguayan currency.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are scheduled to reverse.

                                                                Year Ended
                                                     --------------------------------
                                                     October     November    November
                                                     31, 1997    1, 1996     3, 1995
                                                     --------    --------    --------
                                                           (Dollars in thousands)
The components of income from
  continuing operations before income
  taxes, based on the location of
  operations, consist of the following:
    Domestic                                          $40,848     $33,739     $23,975
    Foreign                                            21,577         548       3,306
                                                     --------    --------    --------
                                                      $62,425     $34,287     $27,281
                                                     ========    ========    ========
The components of the income tax provision include:
Current:
    Federal                                           $12,260(a)  $10,928(a)  $12,201(a)
    Foreign                                             5,417       1,513       1,247
    State and local                                     4,000       2,743       2,866
                                                     --------    --------    --------
     Total current                                     21,677      15,184      16,314
                                                     --------    --------    --------

Deferred:
    Federal                                               660      (1,946)     (4,357)
    Foreign                                               480        (643)        140
    State and local                                       (20)        115      (1,202)
                                                     --------    --------    --------
     Total deferred                                     1,120      (2,474)     (5,419)
                                                     --------    --------    --------

  Total income tax provision                          $22,797     $12,710     $10,895
                                                     ========    ========    ========

(a) Reduced in 1997 and 1996 by $99,000 and $158,000, respectively, of foreign tax credit carryforwards and reduced in 1997, 1996 and 1995, respectively, by benefits of $481,000, $859,000 and $247,000 from general business credits.

As a result of the completion of a tax return examination for fiscal years 1989 through 1993, the 1996 current federal provision includes $1.4 million of benefit related to the refund of previously paid taxes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                                           Year Ended
                                                 -----------------------------
                                                 October     November  November
                                                 31, 1997    1, 1996   3, 1995
                                                 --------    -------   -------

Statutory rate                                     35.0%      35.0%      35.0%
State and local taxes, net of federal
  tax benefit                                       4.2        4.7        3.9
Tax effect of foreign operations                   (5.0)       2.7        1.1
Goodwill amortization                               1.3        2.3         .8
Adjustment resulting from conclusion
  of tax examination related to prior years                   (4.2)
Utilization of net operating loss carryforward                           (2.5)
General business credits                            (.8)      (2.6)       (.9)
Other - net                                         1.8        (.8)       2.5
                                                   ----       ----       ----

Effective tax rate                                 36.5%      37.1%      39.9%
                                                   ====       ====       ====

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and also include operating loss and tax credit carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                             October    November
                                                             31, 1997   1, 1996
                                                             -------    --------
                                                          (Dollars in thousands)

Deferred Tax Assets:
  Allowance for doubtful accounts                               $568      $2,018
  Inventory valuation                                          4,605       5,898
  Domestic net operating loss carryforwards                    3,884       3,954
  Foreign tax credit carryforwards                               606       1,205
  Accelerated book depreciation                                  149
  Vacation accruals                                            1,680       1,430
  Warranty accruals                                              348         292
  Foreign asset bases                                            479         920
  Other--net                                                   1,391       1,625
                                                             -------     -------

Total deferred tax assets                                     13,710      17,342
  Valuation allowance for deferred tax assets                    606       1,252
                                                             -------     -------

Deferred tax assets, net of valuation allowance               13,104      16,090
                                                             -------     -------

Deferred Tax Liabilities:
  Unremitted earnings of corporate
    joint ventures                                                         2,140
  Earnings not currently taxable                                 366         464
  Accounts receivable valuation                                  909
  Accelerated depreciation                                                   695
                                                             -------     -------
  Total deferred tax liabilities                               1,275       3,299
                                                             -------     -------

Net deferred tax assets                                      $11,829     $12,791
                                                             =======     =======

  Balance sheet classification:
  Current assets                                              $8,102     $11,757
  Noncurrent assets                                            3,727       1,034
                                                             -------     -------

Net deferred tax assets                                      $11,829     $12,791
                                                             =======     =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

As of October 31, 1997, for tax purposes, the Company had foreign tax credit carryforwards of $606,000, which expire from 1998 through 2002. For financial statement purposes, a valuation allowance has been recognized to offset the deferred tax asset related to these carryforwards. At October 31, 1997, net deferred tax assets include $3.9 million related to domestic net operating loss carryforwards of its 59% owned subsidiary, AII, of which $905,000 is subject to certain annual limitations. The carryforwards expire between 2008 and 2011. Although realization is not assured, management believes it is more likely than not that all of the assets related to such loss carryforwards will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

The valuation allowance was decreased during fiscal 1997 and 1996 by $646,000 and $225,000, respectively. During fiscal 1997 the allowance was reduced to reflect the utilization of foreign tax credit carryforwards of $99,000 and the expiration of unused foreign tax credits of $880,000 and increased due to new foreign tax credit carryforwards of $380,000. The decrease in 1996 was due to the utilization of $158,000 of foreign tax credit carryforwards.

Undistributed earnings of foreign subsidiaries ($2.9 million) at October 31, 1997 are considered permanently invested and, accordingly, no federal income taxes thereon have been provided. Should these earnings be distributed, foreign tax credits would reduce the additional federal income tax which would be payable. Availability of credits is subject to limitations; accordingly, it is not practicable to estimate the amounts of the ultimate deferred tax liability, if any, on such accumulated earnings.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--LONG-TERM DEBT

Long-term debt consists of the following:                 October       November
                                                          31, 1997      1, 1996
                                                          -------       -------
                                                          (Dollars in thousands)

7.92% Senior Notes (a)                                    $50,000       $50,000
Term Loan (b)                                               5,100         6,000
Notes Payable (c) & (d)                                     2,296         3,344
                                                          -------       -------
                                                           57,396        59,344
Less amounts due within one year                            1,949         1,949
                                                          -------       -------
  Total long-term debt                                    $55,447       $57,395
                                                          =======       =======

The aggregate maturities of long-term debt are as follows: $1.9 million (1998), $1.4 million (1999), $11.4 million (2000), $12.6 million (2001) and $10.0 million (2002), with the remainder due thereafter.

      (a) On August 28, 1996, the Company issued $50.0 million of Senior Notes in a private placement with institutional investors. The notes, which have a term of eight years, bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments, beginning in August 2000. A portion of the proceeds of the notes were used to retire the outstanding 12-3/8% Senior Subordinated Debentures. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants, including one which requires the Company to maintain a level of consolidated net worth determined under a formula (resulting in a requirement of $113.1 million at October 31, 1997). The terms of the Company's revolving Credit Agreement require the Company to maintain a consolidated net worth of $129.9 million at October 31, 1997 (see Note C).

      (b) In October 1994, the Company entered into a $10.0 million, five-year loan agreement with Fleet Bank, which is secured by a deed of trust on land and buildings (book value at October 31, 1997 - $14.6 million). The loan, which bears interest at 7.86% per annum, requires principal payments of $225,000 per quarter and a final payment of $1.7 million in October 2001.

      (c) Includes a note payable (which bears interest at 90 day commercial paper rates) for $550,000 due on January 2, 1998. The balance at November 1, 1996 also included another note for $550,000 which was paid in 1997.

      (d) An unsecured loan of $2.5 million from The Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The five-year loan, guaranteed by the Company, which is being repaid in semi-annual payments of $249,000 plus interest calculated at LIBOR (5.78% at October 31, 1997) plus 0.25% through September 15, 2001.

During fiscal 1996, the Company's 12-3/8% Senior Subordinated Debentures were retired at par plus accrued interest, resulting in an extraordinary charge of $87,000, net of an income tax benefit of $55,000. During fiscal year 1995, the Company redeemed $10.0 million of the debentures, resulting in an extraordinary charge of $62,000, net of income tax benefits of $42,000.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--STOCK OPTION PLANS

The Non-Qualified Stock Option Plan adopted by the Company in fiscal 1980 terminated on June 30, 1990, except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at October 31, 1997 were granted at 100% of the market price of the shares on the date of grant and became exercisable cumulatively in increments of 20% per year in each of the second through sixth years after date of grant.

In May 1995, the Company adopted a new Non-Qualified Stock Option Plan, which provides for the granting of options to acquire up to 1.2 million shares (adjusted for the stock split in 1997) of common stock to key employees of the Company. Option exercise prices may not be less than 100% of the market price of the shares on the date the options are granted. The date each option becomes exercisable and the term of each option, which may not exceed ten years, are at the discretion of the Company. Options granted become fully vested within one to five years after the date of grant. At October 31, 1997, options for 236,378 shares were vested and 526,145 (500,475 - 1996) shares were available for future grants under the plan.

All share and per share data is restated to reflect the October 1995 and May 1997 stock splits. (See Note K).

Transactions involving outstanding stock options under these plans were:

                                         1980 Plan                  1995 Plan
                               ---------------------------  ---------------------------
                               Number of  Weighted Average  Number of  Weighted Average
                                Shares     Exercise Price    Shares     Exercise Price
                               ---------  ----------------  ---------  ----------------
Outstanding-October 28, 1994    394,350       $ 6.34
Exercised                       (62,250)        5.47
Forfeited                        (7,500)        6.45
                                -------

Outstanding-November 3, 1995    324,600         6.45
Granted                                                      715,575        $18.57
Exercised                        (9,600)        6.88
Forfeited                                                    (16,050)        18.08
                                -------                      -------

Outstanding-November 1, 1996    315,000         6.44         699,525         18.58
Granted                                                        6,850         35.98
Exercised                      (157,000)        8.88        (146,827)        18.11
Forfeited                                                    (32,520)        18.08
                                -------                      -------

Outstanding-October 31, 1997    158,000       $ 4.02         527,028        $18.97
                                =======                      =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--STOCK OPTION PLANS--Continued

Price ranges of outstanding and exercisable options as of October 31, 1997 are summarized below:

                               Outstanding Options                   Exercisable Options
                   -------------------------------------------   ----------------------------
Range of           Number of    Remaining     Weighted Average   Number of   Weighted Average
Exercise Prices     Shares     Life (Years)    Exercise Price     Shares      Exercise Price
---------------     ------     ------------    --------------     ------      --------------
1980 Plan:
$4.00-$5.67         158,000         3               $4.02         158,000          $4.02

1995 Plan:
$18.08-$25.42       523,928         9              $18.78         236,378         $19.49

$50.56                3,100        10              $50.56              --             --

At November 1, 1996 and November 3, 1995, all outstanding options under the 1980 plan were fully vested and exercisable.

The Company has elected to follow APB Opinion 25, "Accounting for Stock Issued to Employees", to account for its stock options. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined at the grant dates for awards under the alternative method provided for in SFAS 123, "Accounting and Disclosure for Stock Based Compensation", pro forma net income and earnings per share would have been:

                                                          1997          1996
                                                        -------       -------
Pro forma net income (in thousands)                     $37,703       $20,612
Pro forma net income per share                            $2.52         $1.40

Since the fair value method of accounting applies only to options granted in fiscal years 1996 and 1997, the pro forma effect may not be fully reflected until 1998.

The fair value of each option grant is estimated using the Multiple Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.0% and 6.2%, expected volatility of .72 and .80, an expected life of the options of three years and no dividends.

In conjunction with the acquisition of a subsidiary in December 1986, ten-year non-qualified stock options to purchase a total of 150,000 shares of the Company's common stock at the price of $9.17 per share (adjusted for the stock splits in 1995 and 1997) were granted to four of the sellers. As of October 31, 1997, 24,000 of these options have been exercised and the remainder expired.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE I--ACQUISITION AND SALE OF SUBSIDIARIES

During fiscal 1997, the Company acquired community-based directories in North Carolina and West Virginia for a total of $1.4 million in cash, which resulted in a $1.4 million increase in intangible assets.

During fiscal 1996, the Company acquired a technical services business and a temporary services business for a total of $3.1 million in cash and notes, which resulted in an increase in intangible assets of $3.1 million.

On January 29, 1996, the Company merged its wholly-owned subsidiary, Autologic, Incorporated and related foreign subsidiaries ("Autologic"), representing its Electronic Publication and Typesetting Systems segment, with Information International, Inc. ("Triple-I"), resulting in the formation of AII, a new publicly traded company. Triple-I was a publicly traded company in the business of electronic publishing prepress systems. In connection with the merger, the stockholders of Triple-I received 41% of AII's common stock, based on one share of AII being issued for each outstanding share of Triple-I, and the Company received 59% of the outstanding shares of AII common stock.

The merger has been accounted for as a purchase of a 59% interest in Triple-I and a corresponding sale of a 41% interest in Autologic to the former shareholders of Triple-I. The accompanying 1996 financial statements include the accounts of AII with the former Triple-I shareholders' 41% interest in AII shown as a minority interest in the consolidated balance sheet. The results of operations of Triple-I are included in the accompanying consolidated statements of income since the date of acquisition. The sale of 41% of Autologic resulted in a pretax gain of $3.7 million, net of transaction costs, and also resulted in 41% of Autologic's assets being reflected in the 1996 balance sheet at fair value, resulting in an intangible asset of $5.2 million, with a corresponding increase in the minority interest. Amortization of such intangibles, which amounted to $1.4 million in fiscal 1997 ($783,000 in fiscal 1996), is being charged to the minority interest. In addition, the purchase of the assets of Triple-I resulted in an intangible of $3.8 million. These intangibles are being amortized over a period of five years. In connection with the merger, Autologic restructured its operations and incurred a charge of $700,000, related principally to a reduction in workforce as a result of the merger. Such charge is included in the results of operations for the year ended November 1, 1996.

The following unaudited pro forma information presents a summary of consolidated results of operations, as if the acquisitions had occurred at the beginning of the respective periods with pro forma adjustments to give effect to amortization of intangibles, minority interest share in operations and certain income tax adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated or which may result in the future.

                                                   (Unaudited)
                                                   Year Ended
                                          ----------------------------
                                          November             November
                                          1, 1996              3, 1995
                                          -------              -------
                                (Dollars in thousands, except per share amounts)
Revenue                                 $1,067,059            $953,400
Net income                                 $22,885             $13,009 *

Net income per share                         $1.55               $0.90

* Reduced by $1,421,000 ($0.10 per share) for discontinued operations of Triple-I.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--INDUSTRY SEGMENTS

Financial data concerning the Company's sales, operating profit (loss) and identifiable assets by industry segments for fiscal years 1997, 1996 and 1995 are presented in tables under Item 1 of Form 10-K and are incorporated herein by reference.

Total revenues include both sales to unaffiliated customers, as reported in the Company's consolidated statements of income, and intersegment sales. Sales between segments are generally priced at fair market value. Operating profit
(loss) is comprised of total revenues less operating expenses. In computing operating profit (loss), none of the following items have been added or deducted: general corporate expense; interest expense; fees related to sales of accounts receivable; corporate interest income and income taxes. Identifiable assets are those assets that are used in the Company's operations in each industry segment. Corporate assets consist principally of cash and cash equivalents, investments and investments in joint ventures.

Sales to one customer of the Technical Services and Temporary Personnel segment represented 12% of consolidated sales and 16% of sales of that segment in fiscal 1997. No customer accounted for ten percent or more of the Company's sales in fiscal 1996 or 1995.

Capital expenditures and depreciation and amortization by the Company's industry segments are as follows:

                                                          Year Ended
                                               ---------------------------------
                                               October     November    November
                                               31, 1997    1, 1996     3, 1995
                                               -------     -------     -------
                                                    (Dollars in thousands)

                                                     Capital Expenditures
                                               ---------------------------------

Technical Services and Temporary Personnel      $4,494      $3,017      $2,336
Telephone Directory                              2,133       7,779       2,145
Telecommunications Services                      3,817       4,135       4,032
Computer Systems                                 2,468       2,990       7,599
Electronic Publication and Typesetting Systems   2,359       2,914       1,620
                                               -------     -------     -------
   Total segments                               15,271      20,835      17,732
Corporate                                          323         350         459
                                               -------     -------     -------
                                               $15,594     $21,185     $18,191
                                               =======     =======     =======

                                               Depreciation and Amortization (a)
                                               ---------------------------------

Technical Services and Temporary Personnel      $2,653      $1,868      $1,439
Telephone Directory                              3,292       2,414       2,490
Telecommunications Services                      3,321       2,872       2,206
Computer Systems                                 5,802       4,037       4,005
Electronic Publication and Typesetting Systems   4,770       4,403       1,850
                                               -------     -------     -------
   Total segments                               19,838      15,594      11,990
Corporate                                          656         705         626
                                               -------     -------     -------
                                               $20,494     $16,299     $12,616
                                               =======     =======     =======

(a) Includes depreciation and amortization of property, plant and equipment for fiscal years 1997, 1996 and 1995 of $17.6 million, $14.1 million and $12.0 million, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for fiscal years ended October 31, 1997 and November 1, 1996. Each quarter contains thirteen weeks.

                                                                             Fiscal 1997 Quarter
                                                             --------------------------------------------------
                                                               First          Second         Third      Fourth
                                                             ---------      ---------      ---------   --------
                                                               (Dollars in thousands, except per share data)
Net sales                                                     $288,800       $345,703       $366,630   $400,340
                                                             =========      =========      =========   ========
Gross profit                                                   $24,072        $33,125        $34,826    $46,089
                                                             =========      =========      =========   ========

Income from continuing operations                               $5,041(a)      $7,134         $9,274    $18,520(b)
Loss from discontinued operations                                 (119)
                                                             ---------      ---------      ---------   --------
Net income                                                      $4,922         $7,134         $9,274    $18,520
                                                             =========      =========      =========   ========

Income per share (f):
Income from continuing operations                                $0.34          $0.47          $0.61      $1.20
Loss from discontinued operations                                (0.01)
                                                             ---------      ---------      ---------   --------
Net income                                                       $0.33          $0.47          $0.61      $1.20
                                                             =========      =========      =========   ========

                                                                             Fiscal 1996 Quarter
                                                             --------------------------------------------------
                                                               First          Second         Third      Fourth
                                                             ---------      ---------      ---------   --------
                                                               (Dollars in thousands, except per share data)

Net sales                                                     $224,813       $252,202       $258,820   $312,723
                                                             =========      =========      =========   ========
Gross profit                                                   $19,748(c)     $30,491(c)     $28,474    $40,188
                                                             =========      =========      =========   ========

Income from continuing operations before extraordinary item     $2,267(d)      $5,031         $4,784    $10,605(e)
Loss from discontinued operations                                                (100)           (91)       (61)
Extraordinary item                                                                                          (87)
                                                             ---------      ---------      ---------   --------
Net income                                                      $2,267         $4,931         $4,693    $10,457
                                                             =========      =========      =========   ========

Income per share (f):
Income from continuing operations before extraordinary item      $0.16          $0.35          $0.32      $0.70
Loss from discontinued operations                                               (0.01)         (0.01)
Extraordinary item                                                                                        (0.01)
                                                             ---------      ---------      ---------   --------
Net income                                                       $0.16          $0.34          $0.31      $0.69
                                                             =========      =========      =========   ========

(a) In the first quarter of 1997, the Company sold its interest in a Brazilian joint venture. Due to the Company's guarantee of certain of the venture's obligations, the gain on the sale of approximately $2.5 million has been deferred until the Company's obligations, under such guarantees are determined. However, the Company's portion of profits earned by the venture of $3.2 million ($0.21 per share) through the date of sale were included in equity in net income
(loss) of joint ventures.

(b) In the fourth quarter of 1997, the Company sold its interest in an Australian joint venture resulting in a gain of $12.8 million ($7.9 million, net of taxes, or $0.52 per share). In addition, the Company fully reserved its investment in a PCS/wireless company, resulting in a fourth quarter charge to earnings of $3.0 million ($1.8 million, net of taxes, or $0.12 per share).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)--Continued

(c) The first and second quarters of fiscal 1996 include gains, respectively, of $597,000 ($364,000, net of taxes, or $0.02 per share) and $2.0 million ($1.2 million, net of taxes, or $0.09 per share), as a result of an agreement to pay a premium to an insurance carrier to close out prior years retrospective insurance policies at an amount less than related liabilities for workers' compensation insurance previously provided by the Company.

(d) The first quarter of fiscal 1996 includes a pretax gain of $3.7 million ($2.4 million, net of taxes, or $0.16 per share) on the sale of an interest in subsidiaries.

(e) The fourth quarter of fiscal 1996 includes $1.4 million ($0.09 per share) and $723,000 ($443,000, net of taxes, or $0.03 per share) as a tax benefit and interest income, respectively, related to the refund of previously paid taxes, as a result of a tax return examination for fiscal years 1989 through 1993.

(f) Applicable per share amounts have been restated to reflect a three-for-two stock split of the Company's common stock, which was effected by a 50% stock dividend, distributed on May 27, 1997, to shareholders of record as of the close of business on May 12, 1997.

Historically, the Company's results of operations have been lower in the first fiscal quarter, as a result of reduced requirements for its technical and temporary personnel, due to the holiday season. An Australian joint venture (see Note L) produced a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters. The Uruguayan division produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter, and DataNational's revenues and profits are lower in the Company's first fiscal quarter due to the seasonality of its directory closing schedule. Sales by AII are generally lower in the months of November and December due to the holiday season, which is a peak publishing period when customers are reluctant to install and test new equipment.

NOTE L--SUMMARIZED FINANCIAL INFORMATION OF JOINT VENTURES

The Company sold its interests in its Australian and Brazilian joint ventures during fiscal year 1997.

In the fourth quarter of 1997, the Company sold its 12 1/2% interest in Pacific Access Pty. Ltd., its Australian venture, resulting in a gain of $12.8 million. This venture was responsible throughout Australia for the marketing, sales and compilation functions of all yellow pages directories of Telstra, the Australian telephone company.

In the first quarter of 1997, the Company sold its 50% interest in Telelistas Editora Ltda. ("Telelistas"), a Brazilian joint venture, which is the official publisher of telephone directories in Rio de Janeiro for the government-owned telephone company and received $2.5 million in excess of its carrying value at the date of sale. The Company will continue to guarantee the venture's obligations in respect to certain import financing, principally for the printing of telephone directories by the Company's Uruguayan division. Accordingly, the gain on the sale has been deferred until the Company's obligations under such guarantees are determined. The obligations to which the Company is a guarantor, which aggregated $7.0 million at October 31, 1997, are secured by the accounts receivable of Telelistas.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--SUMMARIZED FINANCIAL INFORMATION OF JOINT VENTURES--Continued

At November 1, 1996, the combined joint ventures' current assets were $308.6 million, noncurrent assets were $16.3 million and total liabilities were $258.3 million. The Company's investments in and advances to the Australian and Brazilian joint ventures were $11.2 million and $4.9 million, respectively. The investment in and advances to the Brazilian venture were included in prepaid expenses and other assets in the accompanying financial statements at November 1, 1996.

The following summarizes the operating results of the joint ventures through the date of sale and the Company's equity:

                                                                         Year Ended
                                                    ------------------------------------------------------
                                                    October 31, 1997    November 1, 1996  November 3, 1995
                                                    ----------------    ----------------  ----------------
                                                                    (Dollars in thousands)

                                                             Company's          Company's          Company's
                                                   Total      Equity    Total    Equity   Total     Equity
                                                  -------     ------   -------  -------  -------   -------
Revenues                                         $539,534             $601,174          $559,858

Costs and expenses                                489,099              564,945           529,540
Income tax provision                               17,343               15,360            11,632
                                                  -------              -------           -------

Net income                                        $33,092              $20,869           $18,686
                                                  =======              =======           =======

Net income of Australian joint venture            $29,900     $3,632   $26,021   $3,146  $24,056    $2,904
Net income (loss) of Brazilian joint venture        3,192      3,192    (5,152)  (4,560)  (5,370)   (3,904)
                                                  -------     ------   -------  -------  -------   -------
                                                  $33,092              $20,869           $18,686
                                                  =======              =======           =======
Company's equity in net income (loss) of joint
  ventures                                                    $6,824            $(1,414)           $(1,000)
                                                              ======            =======            =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE M--EMPLOYEE BENEFITS

The Company has a non-contributory Employee Stock Ownership Plan (ESOP), which provides for open market or private purchases of Company common stock from time-to-time, or contributions by the Company of unissued or treasury shares. Discretionary contributions are made for all employees who have completed one year of service for a participating employer. Vesting occurs at a rate of 25% per year of service, commencing with the completion of three years of service. Contributions of $700,000 in fiscal 1997 and $500,000 in each of fiscal years 1996 and 1995 were accrued. Contributions of previously unissued shares were made to the plan in 1997 and 1996 and contributions of treasury shares were made in 1995.

The Company has savings plans which permit eligible employees to make contributions on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company does not match employee contributions.

NOTE N--FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. At October 31, 1997, the Company's cash investments were primarily in investment grade, short-term instruments. Concentrations of credit risk with respect to the Company's receivables are limited due to the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas.

The Company purchases foreign currency option contracts generally having a maturity of three to six months, to hedge the adverse impact on its foreign currency receivables and sales when the dollar strengthens against the related foreign currencies. Foreign exchange (gain) loss in the accompanying statements of income include (1) any gain on option contracts, which are recognized in income in the same period as losses on the hedged receivables and reduced dollar amount of sales, and (2) the premium cost of such option contracts, which is amortized over the contract period. At October 31, 1997, the Company had purchased options, all of which expire in the first quarter of 1998, at a cost of $129,000, to exchange various European currencies for U.S. dollars, in the aggregate notional amount of $4.5 million. There were no unrealized gains or losses on these contracts at such date.

In addition, the Company entered into foreign currency forward and option contracts to hedge future foreign currency revenues and payments during the next two years resulting from a long-term service contract. Accordingly, gains and losses on these hedge contracts are deferred and will be accounted for as part of the underlying service contract. At October 31, 1997, the Company had forward contracts to exchange 6.5 million Dutch guilders for British pounds at fixed rates, as certain of the costs will be denominated in British pounds. Further, the Company has purchased put options at a cost of $25,000 which permit, but do not require, the Company to exchange an additional 7.8 million Dutch guilders to be received in the future from another party at fixed U.S. dollar exchange rates. At October 31, 1997, the deferred gain on the aforementioned contracts was $1.1 million.

Counterparties to the currency option and forward contracts are major banks. Credit loss from counterparty nonperformance is not anticipated.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE N--FINANCIAL INSTRUMENTS--Continued

The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks, approximated fair value as of October 31, 1997 and November 1, 1996, due to the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximates fair value as of October 31, 1997 and November 1, 1996, based upon quoted market prices for same or similar debt issues.

NOTE O -- COMMITMENTS

The future minimum rental commitments as of October 31, 1997 for all noncancellable operating leases are as follows:

Fiscal                                                    Office
Year                                     Total            Space        Equipment
----                                     -----            -----        ---------
                                                  (Dollars in thousands)

1998                                     $9,609           $9,455          $154
1999                                      7,472            7,387            85
2000                                      4,427            4,391            36
2001                                      2,188            2,188            --
2002                                        471              471            --
Thereafter                                  976              976            --
                                        -------          -------        ------
                                        $25,143          $24,868          $275
                                        =======          =======        ======

Rental expense for all operating leases for fiscal years 1997, 1996 and 1995 was $13.0 million, $10.7 million and $8.6 million, respectively. Many of the leases also require the Company to pay or contribute to property taxes, insurance and ordinary repairs and maintenance.

The Company has guaranteed the performance of subsidiaries under contracts and also guaranteed the commitments of a former joint venture. At October 31, 1997, outstanding letters of credit of $3.2 million were issued by banks in support of these guarantees. The letters of credit expire in fiscal 1998, unless renewed. The Company believes that risk of loss relative to these financial guarantees is remote.

NOTE P--DISCONTINUED OPERATIONS

During the first quarter of 1997, AII disposed of the assets and discontinued Digiflex, its advertisement delivery operation. Digiflex was acquired at the end of January 1996. The 1997 loss from discontinued operations represents the Company's portion (59%) of the operating loss and loss on disposal related to Digiflex. No income tax benefits have been allocated to the 1997 loss. The loss from discontinued operations for the twelve months ended November 1, 1996 includes the Company's portion of Digiflex's operating loss of $428,000, net of a $262,000 tax benefit, on revenues of $356,000. The 1996 results have been reclassified to conform with the current year's presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K (except information as to the Company's executive officers, which information follows Item 4 in this Report) will be included in the Company's Proxy Statement, which the Company intends to file within 120 days after the close of its fiscal year ended October 31, 1997, and is hereby incorporated by reference to such Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1).   Financial Statements

            The following consolidated financial statements of Volt Information
            Sciences, Inc. and subsidiaries are included in Item 8:
                                                                                     Page
                                                                                     ----
            Consolidated Balance Sheets--October 31, 1997 and November 1, 1996.       36
            Consolidated Statements of Income--Years ended October 31, 1997,
             November 1, 1996 and November 3, 1995.                                   37
            Consolidated Statements of Stockholders' Equity--Years ended
             October 31, 1997, November 1, 1996 and November 3, 1995.                 38
            Consolidated Statements of Cash Flows--Years ended October 31, 1997,
             November 1, 1996 and November 3, 1995.                                   39

            Notes to Consolidated Financial Statements.                               41

14(a)(2).   Financial Statement Schedules

            The following consolidated financial statement schedule of Volt
            Information Sciences, Inc. and subsidiaries is included in response to Item 14(d):

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

14(a)(3).   Exhibits

Exhibit     Description
-------     -----------

2.1 Agreement and Plan of Merger dated as of October 5, 1995, as amended on November 10, 1995 and December 7, 1995, among Information International, Incorporated, Autologic, Inc., name changed to Autologic Information International, Inc., and Volt Information Sciences, Inc., Incorporated by Reference to Appendix I to the Registration Statement on Form S-4 of Autologic Information International, Inc., (File No. 33-99278).

3.1 Restated Certificate of Incorporation of the Company, as filed with the Department of State of New York on January 29, 1997. (Exhibit
            3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1996).

3.2*        By-Laws of the Company.

4.1 Composite Conformed Note Purchase Agreement drafted as of August 28, 1996, with respect to the issuance of the Company's $50.0 million, 7.92% Senior Notes due August 28, 2004 (excluding disclosure schedules). (Exhibit 4.01(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1996).

4.2 Credit Agreement dated July 2, 1997 among the Company, The Chase Manhattan Bank, individually and as Administrative Agent, Fleet Bank, N.A., individually and as Co-Agent, BankBoston, N.A., Mellon Bank, and Wells Fargo Bank, N.A. (Exhibit 4.1 to the Company's Form 8-K, dated July 14, 1997, File No. 1-9232).

10.1(a)+ Non-Qualified Stock Option Incentive Plan, as amended, effective August 26, 1996. (Exhibit 10.1(a) to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1996).

10.1(b)+ 1995 Non-Qualified Stock Option Plan, as amended, effective August 26, 1996. (Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1996).

10.2(a)+ Employment Agreement dated as of May 1, 1987 between the Company and William Shaw. (Exhibit 19.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).

10.2(b)+ Amendment dated January 3, 1989 to Employment Agreement between the Company and William Shaw. (Exhibit 19.01(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1988, File No. 1-9232).

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

10.4(b)+ Amendment dated June 1, 1992 to Agreement between the Company and Irwin B. Robins (Exhibit 10.04(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1992, File No. 1-9232).

10.4(c)+ Amendment dated April 28, 1994 to Agreement between the Company and Irwin B. Robins (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1994, File No. 1-9232).

10.4(d)+ Amendment dated April 30, 1996 to Agreement between the Company and Irwin B. Robins. (Exhibit 10.04(d) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-9232).

21.*        Subsidiaries of the Registrant.

23.*        Consent of Ernst & Young LLP.

27.*        Financial Data Schedule (filed with electronic version only).

----------
+     Management contract or compensation plan or arrangement.

* Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

14(b).      Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended October 31, 1997.

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

                                           VOLT INFORMATION SCIENCES, INC.

Dated: New York, New York                  By: /s/ William Shaw
       January 23, 1998                        ---------------------------------
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

Signature                      Title                            Date
---------                      -----                            ----


/s/ William Shaw               Chairman of the Board,           January 23, 1998
---------------------          President and Chief Executive
William Shaw                   Officer and Director


/s/ James J. Groberg           Director, Senior Vice            January 23, 1998
---------------------          President (Principal
James J. Groberg               Financial Officer)


/s/ Jack Egan                  Vice President, Corporate        January 23, 1998
---------------------          Accounting (Principal
Jack Egan                      Accounting Officer)


/s/ Jerome Shaw                Director                         January 23, 1998
---------------------
Jerome Shaw


/s/ Irwin B. Robins            Director                         January 23, 1998
---------------------
Irwin B. Robins


                               Director
---------------------
Mark N. Kaplan


                               Director
---------------------
John R. Torell, III

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Column A                                             Column B              Column C              Column D     Column E
--------                                            ---------      ------------------------     ----------    ---------
                                                                          Additions
                                                                   ------------------------
                                                    Balance at     Charged to     Charged to                   Balance
                                                    Beginning      Costs and        Other                      at End
Description                                         of Period      Expenses        Accounts     Deductions    of Period
-----------                                         ---------      --------        --------     ----------    ---------
                                                                            (Dollars in thousands)
Year ended October 31, 1997:
  Deducted from asset accounts:
  Allowance for uncollectible accounts               $5,191          $3,046                      $3,170(1)(4)  $5,067
  Allowance for deferred tax assets                   1,252                        $(99)(5)         547(6)        606
  Unrealized loss (gain) on marketable securities        (7)          3,000           7 (3)                     3,000

Year ended November 1, 1996:
  Deducted from asset accounts:
  Allowance for uncollectible accounts                $3,943         $2,718        $833 (2)      $2,303(1)(4)   5,191
  Allowance for deferred tax assets                    1,477                       (158)(5)          67(6)      1,252
  Unrealized loss (gain) on marketable securities       (122)                       115 (3)                        (7)

Year ended November 3, 1995:
  Deducted from asset accounts:
  Allowance for uncollectible accounts                $4,027         $2,081(1)                   $2,165(4)     $3,943
  Allowance for deferred tax assets                    3,002                    $(1,525)(5)                     1,477
  Unrealized loss (gain) on marketable securities         77                       (199)(3)                      (122)

(1)--Includes a foreign currency translation gain of $64 in 1997, gain of $49 in 1996, and a loss of $5 in 1995, respectively.
(2)--Pertains to the opening balance of a company acquired on January 29, 1996.
(3)--Charge (credit) to stockholders' equity.
(4)--Write-off of uncollectible accounts.
(5)--Credit to income tax provision, and in 1995, $104 to intangibles.
(6)--Principally, write-off of unutilized foreign tax credits.

                                INDEX TO EXHIBITS

Exhibit     Description
-------     -----------

2.1 Agreement and Plan of Merger dated as of October 5, 1995, as amended on November 10, 1995 and December 7, 1995, among Information International, Incorporated, Autologic, Inc., name changed to Autologic Information International, Inc., and Volt Information Sciences, Inc., Incorporated by Reference to Appendix I to the Registration Statement on Form S-4 of Autologic Information International, Inc., (File No. 33-99278).

3.1 Restated Certificate of Incorporation of the Company, as filed with the Department of State of New York on January 29, 1997. (Exhibit
            3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1996).

3.2*        By-Laws of the Company.

4.1 Composite Conformed Note Purchase Agreement drafted as of August 28, 1996 with respect to the issuance of the Company's $50.0 million, 7.92% Senior Notes due August 28, 2004 (excluding disclosure schedules). (Exhibit 4.01(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1996).

4.2 Credit Agreement dated July 2, 1997 among the Company, The Chase Manhattan Bank, individually and as Administrative Agent, Fleet Bank, N.A., individually and as Co-Agent, BankBoston, N.A., Mellon Bank, and Wells Fargo Bank, N.A. (Exhibit 4.1 to the Company's Form 8-K, dated July 14, 1997, File No. 1-9232).

10.1(a)+ Non-Qualified Stock Option Incentive Plan, as amended, effective August 26, 1996. (Exhibit 10.1(a) to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1996).

10.1(b)+ 1995 Non-Qualified Stock Option Plan, as amended, effective August 26, 1996. (Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1996).

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

10.4(d)+ Amendment dated April 30, 1996 to Agreement between the Company and Irwin B. Robins. (Exhibit 10.04(d) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-9232).

21.*        Subsidiaries of the Registrant.

23.*        Consent of Ernst & Young LLP.

27.*        Financial Data Schedule (filed with electronic version only).

----------
+     Management contract or compensation plan or arrangement.

* Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.