Form 10-Q
period 1998-01-30
VOLT INFORMATION SCIENCES INC
filed 1998-03-13
CIK 103872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         /X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For The Three Months Ended January 30, 1998

         Or

         / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________________ to _________________

         Commission File No. 1-9232


                         VOLT INFORMATION SCIENCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New York                                             13-5658129
-------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

1221 Avenue of the Americas, New York, New York               10020
-----------------------------------------------             ---------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:        (212) 704-2400

                                 Not Applicable
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X        No
                                -------        -------
The number of shares of common stock, $.10 par value, outstanding as of March 5, 1998 was 14,905,019.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Condensed Consolidated Statements of  Income -
                  Three Months Ended January 30, 1998 and January 31, 1997          3

                  Condensed Consolidated Balance Sheets - January 30, 1998
                  and October 31, 1997                                              4

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended January 30, 1998 and January 31, 1997          5

                  Notes to Condensed Consolidated Financial Statements              7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        12


PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                 18


SIGNATURE                                                                          19

PART I - FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                               January            January
                                                                              30, 1998            31, 1997
                                                                              --------            --------
                                                                     (Dollars in thousands, except per share data)
NET SALES:
  Sales of services                                                        $    343,580         $    270,824
  Sales of products                                                              17,935               17,976
                                                                           ------------         ------------
                                                                                361,515              288,800
                                                                           ------------         ------------
COSTS AND EXPENSES:
  Cost of sales
    Services                                                                    325,233              253,616
    Products                                                                     10,106               11,112
  Selling and administrative                                                     13,271               11,898
  Research, development and engineering                                           2,967                2,947
  Depreciation and amortization                                                   5,029                5,058
                                                                           ------------         ------------
                                                                                356,606              284,631
                                                                           ------------         ------------

OPERATING PROFIT                                                                  4,909                4,169

OTHER INCOME (EXPENSE):
  Interest income                                                                   761                  312
  Other income - net                                                                 28                  174
  Foreign exchange (loss) gain - net                                               (453)                 295
  Interest expense                                                               (1,374)              (1,495)
                                                                           ------------         ------------

Income before income taxes and items shown below                                  3,871                3,455
Income tax provision                                                             (1,541)              (1,538)
Equity in net income of joint ventures--Note F                                                         2,652
Minority interests in net loss of consolidated subsidiaries                         255                  353
                                                                           ------------         ------------


NET INCOME                                                                 $      2,585         $      4,922
                                                                           ============         ============

                                                                                    Per Share Data
                                                                                    --------------
Basic:
  Net income per share                                                     $       0.17         $       0.34
                                                                           ============         ============

  Weighted average number of shares--Note G                                  14,892,105           14,550,888
                                                                           ============         ============
Diluted:
  Net income per share                                                     $       0.17         $       0.33
                                                                           ============         ============
  Weighted average number of shares--Note G                                  15,379,647           15,017,835
                                                                           ============         ============

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                                                         January          October
ASSETS                                                                                  30, 1998         31, 1997 (a)
                                                                                        --------         ------------

                                                                                         (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                                            $  47,118         $  54,234
  Short-term investments                                                                     106               105
  Trade accounts receivable less allowances of $5,311 (1998) and $5,067 (1997)           222,236           227,548
  Inventories--Note C                                                                     36,115            35,953
  Deferred income taxes                                                                    7,987             8,102
  Prepaid expenses and other assets                                                       10,576             9,832
                                                                                       ---------         ---------
TOTAL CURRENT ASSETS                                                                     324,138           335,774

Investment in securities                                                                     750               750
Property, plant and equipment less allowances for depreciation and amortization
  of $46,186 (1998) and $45,372 (1997)--Note D                                            63,297            62,495
Deferred income taxes and other assets                                                     8,744             5,629
Intangible assets-net of accumulated amortization of $10,154 (1998)
   and $9,399 (1997)--Note H                                                              15,059            14,074
                                                                                       ---------         ---------

                                                                                       $ 411,988         $ 418,722
                                                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                                                               $   5,435         $   4,410
  Current portion of long-term debt--Note D                                                1,399             1,949
  Accounts payable                                                                        42,133            59,589
  Accrued wages and commissions                                                           34,206            34,065
  Other accruals                                                                          36,284            35,180
  Customer advances and other liabilities                                                 27,402            20,518
  Income taxes                                                                             9,679            10,608
                                                                                       ---------         ---------
TOTAL CURRENT LIABILITIES                                                                156,538           166,319

Long-term debt--Note D                                                                    55,222            55,447

Minority interests                                                                        19,133            19,388

STOCKHOLDERS' EQUITY--Notes D, E and G
  Preferred stock, par value $1.00; Authorized--500,000 shares;
    issued--none
  Common stock, par value $.10; Authorized--30,000,000 shares;
    issued 14,902,319 shares (1998) and 14,883,143 shares (1997)                           1,490             1,488
  Paid-in capital                                                                         35,763            34,894
  Retained earnings                                                                      143,940           141,355
  Cumulative foreign currency translation adjustment                                         (98)             (169)
                                                                                       ---------         ---------
                                                                                         181,095           177,568
                                                                                       ---------         ---------

                                                                                       $ 411,988         $ 418,722
                                                                                       =========         =========

(a) The Balance Sheet at October 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                                Three Months Ended
                                                                                ------------------
                                                                              January          January
                                                                              30, 1998         31, 1997
                                                                              --------         --------
                                                                                (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income                                                                    $  2,585         $  4,922
Adjustments to reconcile net income to cash provided by (applied to)
  operating activities
    Depreciation and amortization                                                5,029            5,058
    Equity in net income of joint ventures                                                       (2,652)
    Minority interests                                                            (255)            (353)
    Accounts receivable provisions                                                 645              843
    Loss (gain) on foreign currency translation                                      3             (243)
    Deferred income tax provision (benefit)                                         31             (473)
    Other                                                                           22               26
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                 4,472           (6,122)
      (Increase) decrease in inventories                                          (162)              12
      Decrease (increase) in prepaid expenses and other current assets             579              (21)
      Increase in other assets                                                  (2,926)             (20)
      Decrease in accounts payable                                             (18,232)         (11,309)
      Increase in accrued expenses                                               1,815              557
      Increase in customer advances and other liabilities                        5,563            5,203
      (Decrease) increase in income taxes payable                                 (942)             837
                                                                              --------         --------

NET CASH APPLIED TO OPERATING ACTIVITIES                                        (1,773)          (3,735)
                                                                              --------         --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued



                                                                      Three Months Ended
                                                                  --------------------------
                                                                    January         January
                                                                   30, 1998         31, 1997
                                                                  -----------     ----------
                                                                    (Dollars in thousands)
CASH PROVIDED BY(APPLIED TO) INVESTING ACTIVITIES
  Maturities of investments                                            105            2,443
  Purchases of investments                                            (106)          (5,366)
  Investment in joint venture                                                          (151)
  Proceeds from disposals of property, plant and equipment             136               29
  Purchases of property, plant and equipment                        (5,279)          (3,909)
  Proceeds from sale of joint venture                                                10,115
  Other                                                               (801)
                                                                  --------         --------
NET CASH (APPLIED TO) PROVIDED BY INVESTING ACTIVITIES              (5,945)           3,161
                                                                  --------         --------

CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES
  Payment of long-term debt                                           (775)            (775)
  Exercise of stock options                                            172              300
  Increase (decrease) in notes payable to banks                      1,141           (1,222)
                                                                  --------         --------
NET CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES                 538           (1,697)
                                                                  --------         --------

Effect of exchange rate changes on cash                                 64              353
                                                                  --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (7,116)          (1,918)

Cash and cash equivalents, beginning of period                      54,234           13,277
                                                                  --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 47,118         $ 11,359
                                                                  ========         ========

SUPPLEMENTAL INFORMATION
 Cash paid during the period:
 Interest expense                                                 $    480         $    543
 Income taxes, net of refunds                                     $  2,552         $    988

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at January 30, 1998 and consolidated results of operations and consolidated cash flows for the periods ended January 30, 1998 and January 31, 1997. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997. The accounting policies used in preparing these financial statements are the same as those described in that Report. The 1997 financial statements have been reclassified to conform with the current year's presentation. The Company's fiscal year ends on the Friday nearest October 31.

Note B--Financing Arrangements

On July 2, 1997, the Company entered into a $75.0 million, three-year, syndicated, unsecured, revolving Credit Agreement ("Agreement") with a group of banks for which The Chase Manhattan Bank and Fleet Bank, N.A. are serving as co-agents. Borrowings under the facility will bear interest at various interest rates. The Company has the option to select the most favorable rate at the time of borrowing. The Agreement provides for the maintenance of various financial ratios and covenants, including a requirement that the Company maintain consolidated net worth (as defined) of $110.0 million, plus 50% of consolidated net income for each completed fiscal year, (resulting in a requirement of $129.9 million at January 30, 1998) and certain limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, liens and sale of assets. There were no outstanding borrowings under the Agreement at January 30, 1998.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Inventories

Inventories consist of:

                                       January        October
                                       30, 1998       31, 1997
                                       --------       --------
                                        (Dollars in thousands)
Services:
  Accumulated unbilled costs on:
    Service contracts                   $25,753        $23,988
    Long-term contracts                     542          3,736
                                        -------        -------
                                         26,295         27,724
                                        -------        -------
Products:
  Materials and work-in-process           5,064          4,618
  Service parts                           2,346          2,318
  Finished goods                          2,410          1,293
                                        -------        -------
                                          9,820          8,229
                                        -------        -------
Total                                   $36,115        $35,953
                                        =======        =======

The cumulative amounts billed, principally under long-term contracts, at January 30, 1998 and October 31, 1997, of $19.4 million and $17.3 million, respectively, are credited against the related costs in inventory. Substantially all of the amounts billed have been collected. Inventories have been reduced by accumulated amortization of rotable spare parts and other inventory of $12.3 million and $12.5 million at January 30, 1998 and October 31, 1997, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Long-Term Debt

Long-term debt consists of the following:

                                        January        October
                                        30, 1998       31, 1997
                                        --------       --------
                                        (Dollars in thousands)
7.92% Senior Notes (a)                  $50,000        $50,000
Term loan (b)                             4,875          5,100
Notes payable (c) & (d)                   1,746          2,296
                                        -------        -------
                                         56,621         57,396
Less amounts due within one year          1,399          1,949
                                        -------        -------
Total long-term debt                    $55,222        $55,447
                                        =======        =======

(a) On August 28, 1996, the Company issued $50.0 million of Senior Notes in a private placement with institutional investors. The notes, which have a term of eight years, bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments, beginning in August 2000. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants. One such covenant requires the Company to maintain a level of consolidated net worth which, under a formula, was $113.1 million at January 30, 1998. However, the terms of the Company's revolving Credit Agreement require the Company to maintain a consolidated net worth of $129.9 million at January 30, 1998 (see Note B).

(b) In October 1994, the Company entered into a $10.0 million loan agreement with Fleet Bank, which is secured by a deed of trust on land and buildings (book value at January 30, 1998 - $14.4 million). The loan, which bears interest at 7.86% per annum, requires principal payments of $225,000 per quarter and a final payment of $1.7 million in October 2001.

(c) The balance at October 31, 1997 included a note payable (with interest payable at 90 day commercial paper rates) for $550,000, which was due and paid on January 2, 1998.

(d) An unsecured loan of $2.5 million from The Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The five-year loan, guaranteed by the Company, is being repaid in semi-annual payments of $249,000, plus interest calculated at LIBOR (5.5% at January 30, 1998) plus 0.25%, through September 15, 2001.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Stockholders' Equity

Changes in the major components of stockholders' equity for the three months ended January 30, 1998 are as follows:

                                              Common        Paid-In        Retained
                                              Stock         Capital        Earnings
                                              -----         -------        --------
                                                     (Dollars in thousands)
Balance at October 31, 1997                   $1,488        $34,894        $141,355
Net income for the three months                                               2,585
Contribution of 13,381 shares to ESOP              1            698
Stock options exercised - 5,795 shares             1            171
                                              ------        -------        --------
Balance at January 30, 1998                   $1,490        $35,763        $143,940
                                              ======        =======        ========

The other component of stockholders' equity is a cumulative unrealized foreign currency translation adjustment due to certain European subsidiaries of the Company, the functional currencies of which are the local currencies.

Note F--Summarized Financial Information of Joint Ventures

In the first quarter of 1997, the Company sold its 50% interest in Telelistas Editora Ltda. ("Telelistas"), a Brazilian joint venture, which is the official publisher of telephone directories in Rio de Janeiro for the government-owned telephone company and received $2.5 million in excess of its carrying value at the date of sale. The Company has continued to grant credit and guarantee the venture's obligations in respect to certain import financing, principally for the printing of telephone directories by the Company's Uruguayan division. Accordingly, the gain on the sale has been deferred until the Company's obligations, if any, are determined. The amounts due to the Company's Uruguayan division and the obligations to which the Company is a guarantor, which aggregated $6.2 million at January 30, 1998, are secured by the accounts receivable of Telelistas.

In the fourth quarter of 1997, the Company sold its 12-1/2% interest in Pacific Access Pty. Ltd., its Australian venture, resulting in a gain of $12.8 million. This venture was responsible throughout Australia for the marketing, sales and compilation functions of all yellow pages directories of Telstra, the Australian telephone company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Summarized Financial Information of Joint Ventures--(Continued)

The following summarizes the operating results of the joint ventures:

                                                                   Three Months Ended
                                                                    January 31, 1997
                                                                    ----------------
                                                                 (Dollars in thousands)
                                                                                   Company's
                                                               Total                Equity
                                                               -----                ------
Revenues                                                    $ 104,477

Costs and expenses                                            107,869
Income tax benefit                                             (2,256)
                                                             --------
Net loss                                                     $ (1,136)
                                                             ========

Net loss of Australian joint venture                         $ (4,328)              $ (540)
Net income of Brazilian joint venture                           3,192                3,192
                                                             --------               -------
                                                             $ (1,136)
                                                             ========

Company's equity in net income of joint ventures                                   $ 2,652
                                                                                   =======

Note G--Per Share Data

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options are excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

Prior year per share data have been restated to conform to the new requirements and adjusted for the effect of a three-for-two stock split distributed in the form of a 50% stock dividend on May 27, 1997.

Note H--Acquisitions

During the first quarter of fiscal year 1998, the Company acquired community-based telephone directories, principally in Georgia, for $1.7 million, which includes consideration of approximately $900,000, based on a percentage of estimated revenues to be collected through April 1999. Additional consideration up to an aggregate of $2.1 million is contingent on annual earnings in fiscal years 1998 through 2002. Such contingent consideration is not included in the acquisition cost total above, but will be recorded when, and if, the future earnings requirements have been met. During fiscal 1997, the Company acquired community-based telephone directories in North Carolina and West Virginia for a total of $1.4 million in cash. The two acquisitions resulted in a $3.1 million increase in intangible assets, which are being amortized over a period of fifteen years.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 30, 1998 COMPARED
TO THE THREE MONTHS ENDED JANUARY 31, 1997

The information which appears below relates to current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations and no inferences as to future operations should be drawn.

The following summarizes the Company's unaudited results of operations by segment:


                                                      For the Three Months Ended
                                                      --------------------------
                                                       January          January
                                                       30, 1998         31, 1997
                                                       --------         --------
                                                        (Dollars in thousands)
Net Sales:
----------
Staffing Services                                     $ 269,614         $ 210,592
Telephone Directory                                      16,114            14,894
Telecommunications Services                              42,437            28,068
Computer Systems                                         17,754            19,040
Electronic Publication and Typesetting Systems           18,042            18,094
Elimination of intersegment sales                        (2,446)           (1,888)
                                                      ---------         ---------

Total Net Sales                                       $ 361,515         $ 288,800
                                                      =========         =========

Segment Profit (Loss):
----------------------
Staffing Services                                     $   4,817         $   4,150
Telephone Directory                                        (895)             (681)
Telecommunications Services                               3,794             3,364
Computer Systems                                             43               898
Electronic Publication and Typesetting Systems              (31)           (1,026)
Elimination                                                                   (12)
                                                      ---------         ---------
Total Segment Profit                                      7,728             6,693

General corporate expenses                               (2,819)           (2,524)
                                                      ---------         ---------

Total Operating Profit                                    4,909             4,169

Interest and other income - net                             789               486
Interest expense                                         (1,374)           (1,495)
Foreign exchange (loss) gain - net                         (453)              295
                                                      ---------         ---------

Income Before Income Taxes, Equity in Joint
  Venture Earnings and Minority Interests             $   3,871         $   3,455
                                                      =========         =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 30, 1998 COMPARED
TO THE THREE MONTHS ENDED JANUARY 31, 1997 --Continued

Forward-Looking Statements Disclosure

In order to keep our stockholders and investors informed of the Company's future plans and objectives, this Quarterly Report on Form 10-Q and other reports and statements issued by the Company and its officers from time-to-time contain, among other things, certain statements concerning the Company's future plans, objectives, performance, intentions and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders to take advantage of the "safe harbor" provisions of that Act.

Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, general economic, competitive and other business conditions; the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services; material changes in demand from larger customers, including those with which the Company has national contracts; changes in customer attitudes toward outsourcing; the Company's ability to recruit qualified employees to satisfy customer requirements for the Company's staffing services; the Company's ability to meet competition in its highly competitive markets with minimal impact on margins; intense price competition and pressure on margins; the Company's ability to maintain superior technological capability; the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner and achieve customer acceptance of such products and systems in markets characterized by rapidly changing technology and frequent new product introductions; risks inherent in new product introductions, such as start-up delays, uncertainty of customer acceptance and dependence on third parties for some product components; changes in laws, regulations and government policies; the Company's performance on contracts; timing of customer acceptances of systems; and the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service. These and certain other factors are discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1997 and may be discussed in reports hereafter filed with the Securities and Exchange Commission, including this Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 30, 1998 COMPARED
TO THE THREE MONTHS ENDED JANUARY 31, 1997 --Continued

Results of Operations - Summary

In the three-month period of fiscal 1998, net sales increased by $72.7 million, or 25% to $361.5 million. The increase in 1998 net sales resulted primarily from a $59.0 million increase in sales by the Staffing Services segment, a $14.4 million increase in sales by the Telecommunications Services segment and a $1.2 million increase in sales by the Telephone Directory segment, partially offset by a $1.3 million decrease in sales by the Computer Systems segment.

The Company's 1998 pretax income before joint venture earnings and minority interests increased by $416,000, or 12%, to $3.9 million. The operating profit of the Company's segments increased by $1.0 million, or 15%, to $7.7 million in 1998. The principal reasons for the increase in the segments' operating profit were an improvement of $995,000 from the Electronic Publication and Typesetting Systems segment, narrowing its loss to $31,000, compared with a loss of $1.0 million in 1997, the Staffing Services segment, with an increase of $667,000, or 16%, to $4.8 million and the Telecommunications Services segment, with an increase of $430,000, or 13%, to $3.8 million. The improvement in the these segments' operating profits was partially offset by a decrease in the Computer Systems segment of $855,000, which produced a profit of $43,000, compared with a profit of $898,000 in 1997, and a decrease in the Telephone Directory segment of $214,000, or 31%, resulting in a loss of $895,000, compared with a loss of $681,000 in 1997.

Net income in the three months of 1998 was $2.6 million, compared with net income of $4.9 million in the three months of 1997. The 1997 net income included the Company's portion of joint venture earnings of $2.7 million.

Results of Operations - By Segment

Sales of the Staffing Services segment (formerly referred to as the Technical Services and Temporary Personnel segment) increased by $59.0 million, or 28%, in 1998 to $269.6 million, and its operating profit increased by $667,000, or 16%, to $4.8 million, compared with $4.2 million in 1997. Approximately $10.9 million, or 18%, of the segment's 1998 sales increase was due to pass-through costs primarily related to the use of subcontractors to service large national contracts, a substantial portion of which is billed without a mark-up, which increased from $26.0 million to $36.9 million in 1998. Approximately $11.0 million of the increase was from business with new customers with the remaining increase of $37.1 million arising from existing customers. The increase in the segment's operating profit was due to the increase in sales volume, partially offset by a decrease in gross margin of approximately 0.2 percentage points and higher overhead costs. The decrease in gross margin percentage was due to higher subcontractor usage, a substantial portion of which is billed without a mark-up, and lower margins on the increasing business with large, national, managed service accounts. Overhead costs have increased due to the opening of new offices to service national accounts, but remained constant as a percentage of sales.

The Telephone Directory segment's sales increased by $1.2 million, or 8%, to $16.1 million in fiscal 1998. Its operating loss increased to $895,000 in 1998 from a loss of $681,000 in 1997. The sales increase was primarily due to a $1.9 million increase in independent directory sales, partially offset by decreases in telephone directory production volume, systems sales and systems maintenance revenue. The increase in independent directory sales was due to a large directory published in the first quarter of fiscal 1998 (the 1997 edition was published in the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 30, 1998 COMPARED
TO THE THREE MONTHS ENDED JANUARY 31, 1997 --Continued

Results of Operations - By Segment--Continued

second quarter of fiscal 1997) and four new directories published in the first quarter of 1998. The increase in the operating loss in 1998 was due to increased overhead, which included approximately $425,000 of costs to enter new directory markets, offset by the increased sales volume. Some of the segment's services are rendered under various short and long-term contracts, some of which expired in 1997, while others were renewed and new contracts were awarded to the segment. A contract with one customer, which accounted for approximately 22% of the segment's revenues in the three months ended January 30, 1998, is scheduled to expire in June 1998. However, the segment has obtained several significant contracts which began in fiscal 1997. Other contracts are scheduled to expire from 1998 through 2002.

The Telecommunications Services segment's sales increased by $14.4 million, or 51%, to $42.4 million in fiscal 1998 and its operating profit increased by $430,000, or 13%, to $3.8 million in fiscal 1998 compared with $3.4 million in 1997. The sales increase was due to a 147% increase in the Business Systems division and a 21% increase in the Construction division. The sales increases resulted from several factors, including required upgrading of core telecommunications infrastructure by existing customers, the demand for the segment's services in the wireless area, and the continued emphasis of outsourcing by the major telecommunications providers. Operating results increased due to the increased sales volume, partially offset by a 2.9 percentage point decrease in gross margins, due to a greater proportion of lower margin Business Systems sales. Overhead increased by 54% to support the sales growth and the geographic expansion of this segment.

The Computer Systems segment's sales decreased by $1.3 million, or 7%, to $17.8 million in 1998 and its operating profit was $43,000 compared with $898,000 in 1997. The decrease in sales was primarily due to a decrease in sales of conservation services to utilities due to the phase-out under several large contracts with customers which no longer require the segment's services. The decrease in profit was due to lower sales volume of conservation services and the absence in 1998 of high margin equipment sales. Under the completed contract method of accounting used by this segment, revenues together with related costs are recognized in income upon acceptance by the customer. This segment's results on a quarter-to-quarter basis are highly dependent on the acceptance by customers under contract for the segment's directory assistance systems, which occurs periodically rather than evenly.

The Electronic Publication and Typesetting Systems segment's sales decreased by $52,000, to $18.0 million in 1998. However, its operating loss was $31,000, compared with an operating loss of $1.0 million in 1997. The fiscal 1998 sales decrease resulted primarily from a decrease in customer service revenues offset, in large part, by an increase in sales of systems and equipment. Operating results increased due to a 5.7 percentage point increase in gross margins. Systems and equipment gross margins increased by 10.9 percentage points due principally to the sale of a greater proportion of higher margin products and lower manufacturing costs, and customer service gross margins decreased by 6.4 percentage points due primarily to lower revenues without a corresponding decrease in associated costs. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1998 of equipment introduced within the last three years comprising approximately 83% of equipment sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 30, 1998 COMPARED
TO THE THREE MONTHS ENDED JANUARY 31, 1997 --Continued

Results of  Operations -  Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Interest income increased by $449,000, or 144%, in 1998 to $761,000, primarily due to an increase of funds available for investment.

Other income was reduced by $146,000 in 1998 primarily due to a decrease in sundry income, partially offset by $227,000 of fees paid in 1997, compared to no fees in 1998, resulting from the elimination of sales of receivables under the Company's securitization program.

In the first quarter of 1998, a significant strengthening of the U.S. dollar compared to other currencies resulted in a foreign exchange loss of $453,000 before the Company's hedging program became effective which mitigated any further losses. The foreign exchange gain in the first quarter of 1997 of $295,000 was due to favorable currency movements.

Interest expense decreased by $121,000, or 8%, to $1.4 million in 1998. The decrease was primarily due to lower interest rates.

The Company's effective tax rate was reduced to 40% in 1998 from 45% in 1997. The high rate in 1997 resulted from losses incurred by the Company's 59% owned subsidiary for which no tax benefit was recognized.

The Company's share of the net income of its two joint ventures was $2.7 million in 1997. Both ventures were sold in fiscal 1997; the Brazilian venture in January 1997 and the Australian venture in September 1997. The Company has continued to grant credit and guarantee the Brazilian venture's obligations. As a result, the gain on the sale of approximately $2.5 million will be deferred until the Company's obligations, if any, are determined. However, the Company's portion of profits earned by the venture of $3.2 million, due to the publication of the yellow pages directories in Rio de Janeiro, through the date of sale were included in Equity in net income of joint ventures in 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital

Cash and cash equivalents decreased by $7.1 million in 1998 to $47.1 million. Operating activities used $1.8 million of cash flows in the three months of fiscal 1998. The principal use of cash in operating activities for the three months ended January 30, 1998 was $18.2 million to reduce the level of accounts payable. Primary among the factors providing cash flows to operating activities in 1998 were the Company's net income of $2.6 million, augmented by $5.0 million of depreciation and amortization, an increase of $5.6 million in customer advances and other liabilities, and a decrease in the level of accounts receivable of $4.5 million.

The principal factor in the cash applied to investing activities of $5.9 million was the expenditure for property, plant and equipment of $5.3 million.

Financing activities provided $538,000 of cash from the increase in notes payable to banks of $1.1 million offset, in part, by $775,000 payments of long-term debt.

In addition to its cash and cash equivalents, at January 30, 1998, the Company has a $75.0 million, three-year, syndicated, unsecured credit line with a group of banks under a revolving Credit Agreement which extends to July 2, 2000 (see Note B in the Notes to Condensed Consolidated Financial Statements). The Company had no outstanding bank borrowings under that line.

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

The Program involves Volt employees and consultants identifying, correcting or reprogramming, and testing all programs and systems for Year 2000 compliance. In addition, the Company has addressed the issue with suppliers of systems on which certain of the Company's systems rely, and has requested verification that they will be timely compliant. Conversion and testing of systems applications is expected to cost approximately $4.0 million, of which approximately $300,000 was incurred and expensed in the three months ended January 30, 1998. The Company expects to complete the necessary modifications in 1998 and will conduct extensive testing throughout 1999.

PART II - OTHER INFORMATION

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

 3.01 By-Laws of the Company, as amended.

 27.01 Financial Data Schedule

(b)  Reports on Form 8-K:

The only Report on Form 8-K filed during the quarter ended January 30, 1998 was a report dated December 16, 1997 (date of earliest event reported) reporting
Item 5: Other Events and Item 7: Financial Statement, Pro Forma Financial Information and Exhibits. No financial statements or pro forma financial information were filed with that Report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       VOLT INFORMATION SCIENCES, INC.
                                                 (Registrant)



                                       BY: /s/ JACK  EGAN
                                          -------------------------------------
Date:  March 12, 1998                     JACK  EGAN
                                          Vice President - Corporate Accounting
                                          (Principal Accounting Officer)

                                EXHIBIT INDEX
                                -------------



EXHIBIT              DESCRIPTION
NUMBER               -----------
-------

 3.01           By-Laws of the Company, as amended.

27.01 Financial Data Schedule (filed with electronic version only).