Form 10-Q
period 1998-05-01
VOLT INFORMATION SCIENCES INC
filed 1998-06-12
CIK 103872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For The Six Months Ended May 1, 1998

        Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ___________ to ______________


Commission File No. 1-9232


                         VOLT INFORMATION SCIENCES, INC.
                         --------------------------------
             (Exact name of registrant as specified in its charter)

       New York                                              13-5658129
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1221 Avenue of the Americas, New York, New York                10020
------------------------------------------------             ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (212) 704-2400

                                 Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X        No
                             ---          ---

The number of shares of common stock, $.10 par value, outstanding as of June 5, 1998 was 14,922,904.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Statements of  Income - Six Months
                  and Three Months Ended May 1, 1998 and May 2, 1997           3

                  Condensed Consolidated Balance Sheets - May 1, 1998
                  and October 31, 1997                                         4

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended May 1, 1998 and May 2, 1997                 5

                  Notes to Condensed Consolidated Financial Statements         7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         11

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders         20


Item 6.           Exhibits and Reports on Form 8-K                            21


SIGNATURE                                                                     22

PART I - FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                             Six Months Ended                Three Months Ended
                                                             ----------------                ------------------
                                                         May 1,           May 2,           May 1,           May 2,
                                                          1998             1997             1998             1997
                                                          ----             ----             ----             ----
                                                               (Dollars in thousands, except per share data)
NET SALES:
  Sales of services                                    $ 733,712        $ 596,658        $ 390,132        $ 325,834
  Sales of products                                       40,386           37,845           22,451           19,869
                                                       ---------        ---------        ---------        ---------

                                                         774,098          634,503          412,583          345,703
                                                       ---------        ---------        ---------        ---------
COSTS AND EXPENSES:
  Cost of sales
    Services                                             692,643          554,566          367,410          300,950
    Products                                              23,731           22,740           13,625           11,628
  Selling and administrative                              27,656           24,872           14,385           12,974
  Research, development and engineering                    6,504            6,033            3,537            3,086
  Depreciation and amortization                           10,122           10,173            5,093            5,115
                                                       ---------        ---------        ---------        ---------
                                                         760,656          618,384          404,050          333,753
                                                       ---------        ---------        ---------        ---------

OPERATING PROFIT                                          13,442           16,119            8,533           11,950

OTHER INCOME (EXPENSE):
  Interest income                                          1,315              589              554              277
  Other income - net                                         118              188               90               14
  Foreign exchange (loss) gain - net                        (657)             179             (204)            (116)
  Interest expense                                        (2,787)          (2,922)          (1,413)          (1,427)
                                                       ---------        ---------        ---------        ---------


Income before income taxes and items shown below          11,431           14,153            7,560           10,698
Income tax provision                                      (4,734)          (6,119)          (3,193)          (4,581)
Equity in net income of joint ventures--Note E                              3,600                               948
Minority interests in net loss (income)
  of consolidated subsidiaries                               207              422              (48)              69
                                                       ---------        ---------        ---------        ---------

NET INCOME                                             $   6,904        $  12,056        $   4,319        $   7,134
                                                       =========        =========        =========        =========

                                                                              Per Share Data
                                                                              --------------
Basic:
  Net income per share                                     $0.46            $0.83            $0.29            $0.49
                                                           =====            =====            =====            =====

  Weighted average number of shares--Note F           14,902,093       14,585,853       14,912,082       14,620,817
                                                      ==========       ==========       ==========       ==========

Diluted:
  Net income per share                                     $0.45            $0.80            $0.28            $0.47
                                                           =====            =====            =====            =====

  Weighted average number of shares--Note F           15,362,239       15,026,700       15,344,831       15,035,564
                                                      ==========       ==========       ==========       ==========



See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                     May 1,         October 31,
                                                                                      1998           1997 (a)
                                                                                     -----           --------
ASSETS                                                                               (Dollars in thousands)

CURRENT ASSETS
  Cash and cash equivalents                                                         $  25,176        $  54,234
  Short-term investments                                                                  108              105
  Trade accounts receivable less allowances of $5,447 (1998) and $5,067 (1997)        249,716          227,548
  Inventories--Note B                                                                  38,225           35,953
  Deferred income taxes                                                                 6,600            8,102
  Prepaid expenses and other assets                                                    11,278            9,832
                                                                                    ---------        ---------
TOTAL CURRENT ASSETS                                                                  331,103          335,774

Investment in securities                                                                  750              750
Property, plant and equipment less allowances for depreciation and amortization
  of $48,225 (1998) and $45,372 (1997)--Note C                                         69,150           62,495
Deferred income taxes and other assets                                                  9,045            5,629
Intangible assets-net of accumulated amortization of $10,934 (1998) and
  $9,399 (1997)--Note G                                                                15,428           14,074
                                                                                    ---------        ---------
                                                                                    $ 425,476        $ 418,722
                                                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                                                            $   3,072        $   4,410
  Current portion of long-term debt--Note C                                             1,399            1,949
  Accounts payable                                                                     61,400           59,589
  Accrued wages and commissions                                                        36,759           34,065
  Other accruals                                                                       32,933           35,180
  Customer advances and other liabilities                                              26,875           20,518
  Income taxes                                                                          3,221           10,608
                                                                                    ---------        ---------
TOTAL CURRENT LIABILITIES                                                             165,659          166,319

Long-term debt--Note C                                                                 54,747           55,447

Minority interests                                                                     19,171           19,388

STOCKHOLDERS' EQUITY--Notes C, D and F
  Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
  Common stock, par value $.10; Authorized--30,000,000 shares; issued and
    outstanding--14,919,784 shares (1998) and 14,883,143 shares (1997)                  1,492            1,488
  Paid-in capital                                                                      36,275           34,894
  Retained earnings                                                                   148,259          141,355
  Cumulative foreign currency translation adjustment                                     (127)            (169)
                                                                                    ---------        ---------
                                                                                      185,899          177,568
                                                                                    ---------        ---------

                                                                                    $ 425,476        $ 418,722
                                                                                    =========        =========

(a) The Balance Sheet at October 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                    Six Months Ended
                                                                    -----------------
                                                                  May 1,         May 2,
                                                                   1998           1997
                                                                   ----           ----
                                                                  (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income                                                      $  6,904        $ 12,056
Adjustments to reconcile net income to cash provided
 by (applied to) operating activities:
   Depreciation and amortization                                  10,122          10,173
   Equity in net income of joint ventures                                         (3,600)
   Minority interests                                               (207)           (422)
   Accounts receivable provisions                                  1,293           1,559
   Loss (gain) on foreign currency translation                       127            (426)
   Deferred income tax provision (benefit)                         1,282            (561)
   Other                                                              50             (11)
   Changes in operating assets and liabilities:
     Increase in accounts receivable                             (23,994)        (19,724)
     Increase in inventories                                      (2,272)         (1,615)
     Increase in prepaid expenses and other current asset         (1,249)         (1,705)
     Increase in other assets                                     (3,154)         (1,393)
     Increase in accounts payable                                  1,102           1,090
     Increase in accrued expenses                                  1,255           5,041
     Increase in customer advances and other liabilities           6,212           1,459
     Decrease in income taxes payable                             (7,442)           (981)
                                                                  ------            ----

NET CASH (APPLIED TO) PROVIDED BY OPERATING ACTIVITIES            (9,971)            940
                                                                  ------             ---

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                     Six Months Ended
                                                                     ----------------
                                                                   May 1,         May 2,
                                                                   1998            1997
                                                                   ----            ----
                                                                  (Dollars in thousands)

CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
 Maturities of investments                                           211           4,830
 Purchases of investments                                           (214)         (5,469)
 Investment in joint venture                                                        (151)
 Proceeds from disposals of property, plant and equipment            338             202
 Purchases of property, plant and equipment                      (15,586)         (7,603)
 Proceeds from sale of joint venture                                              10,115
 Deferred gain on sale of joint venture                                            2,550
 Other                                                            (1,990)
                                                                --------        --------
NET CASH (APPLIED TO) PROVIDED BY INVESTING ACTIVITIES           (17,241)          4,474
                                                                --------        --------

CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES
 Payment of long-term debt                                        (1,250)         (1,249)
 Exercise of stock options                                           686           3,553
 (Decrease) increase in notes payable to banks                    (1,207)          2,027
                                                                --------        --------
NET CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES            (1,771)          4,331
                                                                --------        --------

Effect of exchange rate changes on cash                              (75)            595
                                                                --------        --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (29,058)         10,340

Cash and cash equivalents, beginning of period                    54,234          13,277
                                                                --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 25,176        $ 23,617
                                                                ========        ========


SUPPLEMENTAL INFORMATION
Cash paid during the period:
  Interest expense                                                $2,946          $2,912
  Income taxes, net of refunds                                   $10,553          $6,176




See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at May 1, 1998, and consolidated results of operations for the six and three months ended May 1, 1998 and May 2, 1997 and consolidated cash flows for the six months ended May 1, 1998 and May 2, 1997. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997. The accounting policies used in preparing these financial statements are the same as those described in that Report. The 1997 financial statements contained herein have been reclassified to conform with the current year's presentation. The Company's fiscal year ends on the Friday nearest October 31.

Note B--Inventories

Inventories consist of:

                                          May 1,      October 31,
                                           1998          1997
                                           ----          ----
                                         (Dollars in thousands)
Services:
  Accumulated unbilled costs on:
    Service contracts                    $27,096       $23,988
    Long-term contracts                      221         3,736
                                         -------       -------
                                          27,317        27,724
                                         -------       -------
Products:
  Materials and work-in-process            6,287         4,618
  Service parts                            2,471         2,318
  Finished goods                           2,150         1,293
                                         -------       -------
                                          10,908         8,229
                                         -------       -------
Total                                    $38,225       $35,953
                                         =======       =======



The cumulative amounts billed, principally under long-term contracts, at May 1, 1998 and October 31, 1997, of $23.4 million and $17.3 million, respectively, are credited against the related costs in inventory. Substantially all of the amounts billed have been collected. Inventories have been reduced by accumulated amortization of rotable spare parts and other inventory of $11.1 million and $12.5 million at May 1, 1998 and October 31, 1997, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Long-Term Debt and Financial Arrangements

Long-term debt consists of the following:

                                        May 1,     October 31,
                                         1998          1997
                                        ------     -----------
                                       (Dollars in thousands)
7.92% Senior Notes (a)                 $50,000       $50,000
Term loan (b)                            4,650         5,100
Notes payable (c) & (d)                  1,496         2,296
                                       -------       -------
                                        56,146        57,396
Less amounts due within one year         1,399         1,949
                                       -------       -------
Total long-term debt                   $54,747       $55,447
                                       =======       =======


(a) On August 28, 1996, the Company issued $50.0 million of Senior Notes in a private placement with institutional investors. The notes bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments beginning in August 2000. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants. One such covenant requires the Company to maintain a level of consolidated net worth which, under the formula in the agreements, was $113.1 million at May 1, 1998. However, the terms of the Company's revolving Credit Agreement require the Company to maintain a consolidated net worth of $129.9 million at May 1, 1998 (see below).

(b) In October 1994, the Company entered into a $10.0 million loan agreement with Fleet Bank, which is secured by a deed of trust on land and buildings (book value at May 1, 1998 - $14.3 million). The loan, which bears interest at 7.86% per annum, requires principal payments of $225,000 per quarter and a final payment of $1.7 million in October 2001.

(c) The balance at October 31, 1997 included a note payable (with interest payable at 90 day commercial paper rates) for $550,000, which was due and paid on January 2, 1998.

(d) An unsecured loan of $2.5 million from The Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The loan, guaranteed by the Company, is being repaid in semi-annual payments of $249,000, plus interest calculated at LIBOR (5.5% at May 1, 1998) plus 0.25%, through September 15, 2001.

On July 2, 1997, the Company entered into a $75.0 million, three-year, syndicated, unsecured, revolving Credit Agreement ("Agreement") with a group of banks for which The Chase Manhattan Bank and Fleet Bank, N.A. are serving as co-agents. Borrowings under the facility will bear interest at various interest rates. The Company has the option to select the most favorable rate at the time of borrowing. The Agreement provides for the maintenance of various financial ratios and covenants, including a requirement that the Company maintain consolidated net worth (as defined) of $110.0 million, plus 50% of consolidated net income for each completed fiscal year, (resulting in a requirement at May 1, 1998 to maintain consolidated net worth of $129.9 million) and certain limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, liens and sale of assets. There were no outstanding borrowings under the Agreement at May 1, 1998.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Stockholders' Equity

Changes in the major components of stockholders' equity for the six months ended May 1, 1998 are as follows:

                                                 Common     Paid-In     Retained
                                                 Stock      Capital     Earnings
                                                --------    --------    --------
                                                     (Dollars in thousands)
Balance at October 31, 1997                     $  1,488    $ 34,894    $141,355
Net income for the six months                                              6,904
Issuance of 13,381 shares to ESOP                      1         698
Stock options exercised - 23,260 shares                3         683
                                                --------    --------    --------
Balance at May 1, 1998                          $  1,492    $ 36,275    $148,259
                                                ========    ========    ========

The other component of stockholders' equity is a cumulative, unrealized, foreign currency translation adjustment due to certain European subsidiaries of the Company, the functional currencies of which are the local currencies.

Note E--Summarized Financial Information of Joint Ventures

In the first quarter of 1997, the Company sold its 50% interest in Telelistas Editora Ltda. ("Telelistas"), a Brazilian joint venture, which is the official publisher of telephone directories in Rio de Janeiro for the government-owned telephone company, and received $2.5 million in excess of its carrying value at the date of sale. The Company has continued to grant credit and guarantee the venture's obligations with respect to certain import financing, principally for the printing of telephone directories by the Company's Uruguayan division. Accordingly, the gain on the sale has been deferred until the Company's obligations, if any, are determined. The amounts due to the Company's Uruguayan division and the obligations to which the Company is a guarantor, which aggregated $5.9 million at May 1, 1998, are secured by the accounts receivable of Telelistas.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Summarized Financial Information of Joint Ventures--(Continued)

The following summarizes the operating results of the joint ventures:

                                                  Six Months Ended      Three Months Ended
                                                  ----------------      ------------------
                                                     May 2, 1997            May 2, 1997
                                                  ----------------      ------------------
                                                           (Dollars in thousands)

                                                            Company's              Company's
                                                  Total      Equity      Total      Equity
                                                 --------    -------    --------    -------
Revenues                                         $255,507               $151,030

Costs and expenses                                246,494                138,625
Income tax provision                                2,324                  4,580
                                                 --------               --------
Net income                                       $  6,689               $  7,825
                                                 ========               ========

Net income of Australian joint venture           $  3,497    $   408    $  7,825    $   948
Net income of Brazilian joint venture               3,192      3,192
                                                 --------    -------    --------    -------
                                                 $  6,689               $  7,825
                                                 ========               ========

Company's equity in net income of joint ventures             $ 3,600                $   948
                                                             =======                =======

Note F--Per Share Data

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

Note G--Acquisitions

During the second quarter of fiscal year 1998, the Company acquired a temporary services business for a total of $1.0 million in cash, which resulted in an increase in intangible assets of $1.0 million.

During the first quarter of fiscal year 1998, the Company acquired community-based telephone directories, principally in Georgia, for $1.7 million, which includes consideration of approximately $900,000, based on a percentage of estimated revenues to be collected through April 1999. Additional consideration up to an aggregate of $2.1 million is contingent on annual earnings in fiscal years 1998 through 2002. Such contingent consideration is not included in the acquisition cost total above, but will be recorded when, and if, the future earnings requirements have been met. The acquisition resulted in a $1.7 million increase in intangible assets, which are being amortized over a period of fifteen years.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED MAY 1, 1998 COMPARED
TO THE SIX MONTHS AND THREE MONTHS ENDED MAY 2, 1997


The information which appears below relates to current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations and no inferences as to future operations should be drawn.

The following summarizes the Company's unaudited results of operations by segment:

                                                     Six Months Ended           Three Months Ended
                                                  -----------------------     -----------------------
                                                    May 1,        May 2,        May 1,        May 2,
                                                    1998          1997          1998          1997
                                                  ---------     ---------     ---------     ---------
                                                                 (Dollars in thousands)
Net Sales:
----------
Staffing Services                                 $ 585,141     $ 462,474     $ 315,527     $ 251,882
Telephone Directory                                  36,470        36,912        20,356        22,018
Telecommunications Services                          84,880        63,323        42,443        35,255
Computer Systems                                     32,202        37,775        14,448        18,735
Electronic Publication and Typesetting Systems       40,590        38,010        22,548        19,916
Elimination of intersegment sales                    (5,185)       (3,991)       (2,739)       (2,103)
                                                  ---------     ---------     ---------     ---------
Total Net Sales                                   $ 774,098     $ 634,503     $ 412,583     $ 345,703
                                                  =========     =========     =========     =========

Segment Profit (Loss):
----------------------
Staffing Services                                 $  12,642     $  11,530     $   7,825     $   7,380
Telephone Directory                                    (411)          858           484         1,539
Telecommunications Services                           7,001         8,326         3,207         4,962
Computer Systems                                       (622)        1,181          (665)          283
Electronic Publication and Typesetting Systems          732          (616)          763           410
Elimination                                                           (12)
                                                  ---------     ---------     ---------     ---------
Total Segment Profit                                 19,342        21,267        11,614        14,574

General corporate expenses                           (5,900)       (5,148)       (3,081)       (2,624)
                                                  ---------     ---------     ---------     ---------

Total Operating Profit                               13,442        16,119         8,533        11,950

Interest and other income - net                       1,433           777           644           291
Interest expense                                     (2,787)       (2,922)       (1,413)       (1,427)
Foreign exchange (loss) gain - net                     (657)          179          (204)         (116)
                                                  ---------     ---------     ---------     ---------
Income Before Income Taxes, Equity in Joint
   Venture Earnings and Minority Interests        $  11,431     $  14,153     $   7,560     $  10,698
                                                  =========     =========     =========     =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS AND THREE MONTHS ENDED MAY 1, 1998 COMPARED
TO THE SIX MONTHS AND THREE MONTHS ENDED MAY 2, 1997--Continued

Forward-Looking Statements Disclosure

In order to keep the Company's stockholders and investors informed of the Company's future plans and objectives, this Quarterly Report on Form 10-Q and other reports and statements issued by the Company and its officers from time-to-time contain, among other things, certain statements concerning the Company's future plans, objectives, performance, intentions and expectations that are, or may be deemed to be, "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders to take advantage of the "safe harbor" provisions of that Act.

Although the Company believes that its expectations are based on reasonable assumptions, these forward- looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, general economic, competitive and other business conditions; the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services; material changes in demand from larger customers, including those with which the Company has national contracts; changes in customer attitudes toward outsourcing; the Company's ability to recruit qualified employees to satisfy customer requirements for the Company's staffing services; the Company's ability to meet competition in its highly competitive markets with minimal impact on margins; intense price competition and pressure on margins; the Company's ability to maintain superior technological capability; the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner, and achieve customer acceptance of such products and systems in markets characterized by rapidly changing technology and frequent new product introductions; risks inherent in new product introductions, such as start-up delays, uncertainty of customer acceptance, and dependence on third parties for some product components; changes in laws, regulations and government policies; the Company's performance on contracts; the effects of inclement weather; timing of customer acceptances of systems; and the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service. These and certain other factors are discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1997 and may be discussed in reports hereafter filed with the Securities and Exchange Commission, including this Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 1, 1998 COMPARED
TO THE SIX MONTHS ENDED MAY 2, 1997

Results of Operations - Summary

In the six-month period of fiscal 1998, net sales increased from the comparable period in fiscal 1997 by $139.6 million, or 22%, to $774.1 million. The increase in 1998 net sales resulted primarily from a $122.7 million increase in sales by the Staffing Services segment and a $21.6 million increase in sales by the Telecommunications Services segment, partially offset by a $5.6 million decrease in sales by the Computer Systems segment.

The Company's pretax income before joint venture earnings and minority interests decreased by $2.7 million, or 19%, to $11.4 million in 1998. The operating profit of the Company's segments decreased by $1.9 million, or 9%, to $19.3 million in 1998. While the Staffing Services segment and the Electronic Publication and Typesetting Systems segment increased their operating profits, the decrease in results of the three telecommunications segments more than offset these gains.

Net income in the first six months of 1998 was $6.9 million, compared with net income of $12.1 million in the first six months of 1997. The 1997 net income included the Company's portion ($3.6 million) of the earnings of two joint ventures prior to their sale. One of the joint ventures was sold in the first quarter of fiscal 1997 and the other was sold in the fourth quarter of fiscal 1997.

Results of Operations - By Segment

Sales of the Staffing Services segment increased by $122.7 million, or 27%, to $585.1 million in 1998. The segment's revenue growth was primarily driven by additional revenue from new and existing large, national accounts, including growth in subcontractors' pass-through revenue from national accounts and higher demand for non-recruited payrolling services. This segment's operating profit increased by $1.1 million, or 10%, to $12.6 million, compared with $11.5 million in 1997. Approximately $29.9 million, or 24%, of the segment's 1998 sales increase was due to pass-through costs primarily related to the use of subcontractors to service large national contracts, which increased from $63.1 million in 1997 to $93.0 million in 1998. Of the remaining sales growth, approximately $18.6 million was from business with new customers, and $74.2 million arising from existing customers, including non-recruited payrolling services. The increase in the segment's operating profit was due to the increase in sales volume, partially offset by a decrease in gross margin of approximately
0.3 percentage points and higher overhead costs. The decrease in gross margin percentage was due to higher subcontractor usage, a substantial portion of which is billed without a mark-up, and lower margins on the increasing business with large, national, managed service accounts. Overhead costs have increased due to start-up costs incurred in connection with the opening of new offices to service national accounts, related infrastructure costs as additional regional and area management is required to support expansion and higher recruiting costs in a contracting labor market.

The Telephone Directory segment's sales decreased by $442,000, or 1%, to $36.5 million in fiscal 1998. This segment incurred an operating loss of $411,000 in 1998, compared to an operating profit of $858,000 in 1997. The sales decrease was primarily due to a $2.0 million decrease in system sales, a $2.0 million decrease in Uruguayan printing, and a $481,000 decrease in telemarketing sales, partially offset by an increase in independent directory sales of $4.2 million. The increase in independent directory sales was attributable to fourteen new directories published in the six months ended May 1, 1998 than in the comparable period in fiscal 1997. The operating loss in fiscal 1998 was due to increased overhead, which included approximately $938,000 of costs to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 1, 1998 COMPARED
TO THE SIX MONTHS ENDED MAY 2, 1997--Continued

Results of Operations - By Segment--Continued

enter new directory markets, and the decrease in high margin systems sales. Some of the segment's services are rendered under various short and long-term contracts, some of which expired in 1997, while others were renewed and new contracts were awarded to the segment. A contract with one customer, which accounted for approximately 19% of the segment's revenues in the six months ended May 1, 1998, will expire in June 1998 and not be renewed. However, the segment has obtained several significant contracts which began in fiscal 1997 and 1998. Other contracts are scheduled to expire from 1998 through 2001.

The Telecommunications Services segment's sales increased by $21.6 million, or 34%, to $84.9 million in fiscal 1998, while its operating profit decreased by $1.3 million, or 16%, to $7.0 million in fiscal 1998, compared with $8.3 million in 1997. The sales increase was due to a 97% increase in the Business Systems division and a 10% increase in the Construction division. The sales increases resulted from several factors, including required upgrading of core telecommunications infrastructure by existing customers, the demand for the segment's services in the wireless area, and the continued emphasis of outsourcing by major telecommunications providers. Operating results decreased due to a 3.7 percentage point decrease in gross margins, resulting from a greater proportion of sales being contributed by lower margin business system services, and a shift in product mix toward lower margin construction services stemming from adverse weather conditions, which halted higher margin cable-laying in Florida for six weeks. Overhead increased by 44% to support the sales growth and the geographic expansion of this segment. Services performed under a contract with a telephone carrier, which amounted to 11% of the segment's revenues in the six months ended May 1, 1998, are expected to be substantially reduced or eliminated in the future.

The Computer Systems segment's sales decreased by $5.6 million, or 15%, to $32.2 million in 1998 and its operating loss was $622,000, compared with an operating profit of $1.2 million in 1997. The decrease in sales was primarily due to a decrease in sales of conservation services to utilities, resulting from the phase-out under several large contracts with customers, which no longer require the segment's services, and a reduction of system enhancement sales. The decrease was slightly offset by higher revenue generated by the Maintech division, which provides maintenance services to the segment's customers, as well as to customers that have purchased systems and networks from others. The operating loss was due to lower sales volume of conservation services and the reduction, in 1998, of high margin system enhancement sales which benefited operating profit in 1997. Under the completed contract method of accounting used by this segment, revenues and related costs are recognized in income upon acceptance by the customer. This segment's results on a quarter-to-quarter basis are highly dependent on the acceptance by customers under contract for the segment's directory assistance systems, which occurs periodically rather than evenly.

The Electronic Publication and Typesetting Systems segment's sales increased by $2.6 million, or 7%, to $40.6 million in 1998, and its operating profit was $732,000, compared with an operating loss of $616,000 in 1997. The fiscal 1998 sales increase resulted primarily from an increase in domestic sales of systems and equipment, partially offset by a decrease in systems and equipment sales of its international operations, principally in the Pacific Rim, and lower customer service sales in the domestic market. Operating results increased due to the sales increase and a 1.4 percentage point increase in gross margins. Systems and equipment gross margins increased by 4.3 percentage points, due to a greater proportion of sales being contributed by higher margin products and to lower manufacturing costs, partially offset by customer service gross margins decreased by 5.9 percentage points

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 1, 1998 COMPARED
TO THE SIX MONTHS ENDED MAY 2, 1997--Continued

Results of Operations - By Segment--Continued

primarily due to lower revenues and higher material costs. The markets in which this segment competes are marked by rapidly changing technology, with sales in fiscal 1998 of equipment introduced within the last three years comprising approximately 83% of equipment sales.

Results of  Operations -  Other

Other items, discussed on a consolidated basis, affecting the results of operations for the six-month periods were:

Interest income increased by $726,000, or 123%, to $1.3 million in 1998, primarily due to an increase in the average amount of funds available for investment during the six-month period of fiscal 1998, compared with the same period in fiscal 1997.

Other income was reduced by $70,000 in 1998 primarily due to a decrease in various items of income, partially offset by $262,000 of fees paid in 1997, compared to no fees in 1998, resulting from the discontinuance of sales of receivables under the Company's former securitization program.

In the six months of 1998, a significant strengthening of the U.S. dollar compared to other currencies resulted in a foreign exchange loss of $657,000 before the Company's hedging program became effective, which mitigated any further losses. The foreign exchange gain in the six months of 1997 of $179,000 was due to favorable currency movements.

Interest expense decreased by $135,000, or 5%, to $2.8 million in 1998. The decrease was primarily due to lower average outstanding loan balances.

The Company's effective tax rate was reduced to 41% in 1998 from 43% in 1997. The higher effective income tax rates in 1997 resulted from losses incurred by the Company's 59%-owned subsidiary, for which no tax benefit was recognized.

The Company's share of the net income of its two joint ventures was $3.6 million in 1997. Both ventures were sold in fiscal 1997; the Brazilian venture in January 1997 and the Australian venture in September 1997. The Company has continued to grant credit and guarantee the Brazilian venture's obligations. As a result, the gain on the sale of approximately $2.5 million will be deferred until the Company's obligations, if any, are determined.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 1, 1998 COMPARED
TO THE THREE MONTHS ENDED MAY 2, 1997

Results of Operations - Summary

In the three-month period of fiscal 1998, net sales increased by $66.9 million, or 19%, to $412.6 million. The increase in 1998 net sales resulted primarily from a $63.6 million increase in sales by the Staffing Services segment and a $7.2 million increase in sales by the Telecommunications Services segment, partially offset by a $4.3 million decrease in sales by the Computer Systems segment.

The Company's pretax income before joint venture earnings and minority interests decreased by $3.1 million, or 29%, to $7.6 million in 1998. The operating profit of the Company's segments decreased by $3.0 million, or 20%, to $11.6 million in 1998. While the Staffing Services segment and the Electronic Publication and Typesetting Systems segment increased their operating profits, the decrease in results of the three telecommunications segments more than offset these gains.

Net income in the three months of 1998 was $4.3 million, compared with net income of $7.1 million in the three months of 1997. The 1997 net income included the Company's portion ($948,000) of earnings of a joint venture, which was sold in the fourth quarter of fiscal 1997.

Results of Operations - By Segment

Sales of the Staffing Services segment increased by $63.6 million, or 25%, to $315.5 million in 1998. The segment's revenue growth was primarily driven by additional revenue from new and existing large, national accounts, including growth in subcontractors' pass-through revenue from national accounts and higher demand for non-recruited payrolling services. This segment's operating profit increased by $445,000, or 6%, to $7.8 million in 1998, compared with $7.4 million in 1997. Approximately $19.0 million, or 30%, of the segment's 1998 sales growth was due to pass-through costs, primarily related to the use of subcontractors to service large national contracts, which increased from $37.1 million in 1997 to $56.1 million in 1998. Of the remaining sales growth, approximately $7.2 million was from business with new customers, and $37.4 million arising from existing customers, including non-recruited payrolling services. The increase in the segment's operating profit was due to the increase in sales volume, partially offset by a decrease in gross margin of approximately
0.4 percentage points and higher overhead costs. The decrease in gross margin percentage was due to higher subcontractor usage, a substantial portion of which is billed without a mark-up, and lower margins on the increasing business with large, national, managed service accounts. Overhead costs have increased due to start-up costs incurred in connection with the opening of new offices to service national accounts, related infrastructure costs as additional regional and area management is required to support expansion and higher recruiting costs in a contracting labor market.

The Telephone Directory segment's sales decreased by $1.7 million, or 8%, to $20.4 million in fiscal 1998. This segment's operating profit decreased to $484,000 in 1998, compared to a profit of $1.5 million in 1997. The sales decrease was primarily due to a $2.3 million decrease in Uruguayan printing, a $1.8 million decrease in system sales and a $335,000 decrease in telemarketing sales, partially offset by a $2.3 million increase in independent directory sales. The increase in independent directory sales was due to ten new directories published in 1998. The decrease in the operating profit in 1998 was due to increased overhead, which included approximately $500,000 of costs to enter new directory markets and the decrease in high margin system sales. Some of the segment's services are rendered under various short and long-term contracts, some of which expired in 1997, while others were renewed and new contracts were awarded to the segment. A contract with one customer, which accounted for

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 1, 1998 COMPARED
TO THE THREE MONTHS ENDED MAY 2, 1997--Continued

Results of Operations - By Segment--Continued

approximately 17% of the segment's revenues in the three months ended May 1, 1998 will expire in June 1998 and not be renewed. However, the segment has obtained several significant contracts which began in fiscal 1997 and 1998. Other contracts are scheduled to expire from 1998 through 2001.

The Telecommunications Services segment's sales increased by $7.2 million, or 20%, to $42.4 million in fiscal 1998, while its operating profit decreased by $1.8 million, or 35%, to $3.2 million in fiscal 1998, compared with $5.0 million in 1997. The sales increase was primarily due to a 60% increase in the Business Systems division. The sales increase resulted from several factors, including required upgrading of core telecommunications infrastructure by existing customers, the demand for the segment's services in the wireless area, and the continued emphasis of outsourcing by the major telecommunications providers. Operating results decreased due to a 4.2 percentage point decrease in gross margins, resulting from a greater proportion of sales being contributed by lower margin business system services, and a shift in product mix toward lower margin construction services stemming from adverse weather conditions, which halted higher margin cable-laying in Florida for six weeks. Overhead increased by 36% to support the sales growth and the geographic expansion of this segment. Services, performed under a contract with a telephone carrier, which amounted to 10% of the segment's revenues in the three months ended May 1, 1998, are expected to be substantially reduced or eliminated in the future.

The Computer Systems segment's sales decreased by $4.3 million, or 23%, to $14.4 million in 1998 and its operating loss was $665,000, compared to an operating profit of $283,000 in 1997. The decrease in sales was primarily due to a reduction of system enhancement sales and a decrease in sales of conservation services to utilities, resulting from the phase-out under several large contracts with customers which no longer require the segment's services. The decrease was slightly offset by higher revenue generated by the Maintech division, which provides maintenance services to the segment's customers, as well as to customers that have purchased systems and networks from others. The operating loss was due to the reduction in 1998 of high margin system enhancement sales and lower sales volume of conservation services. Under the completed contract method of accounting used by this segment, revenues and related costs are recognized in income upon acceptance by the customer. This segment's results on a quarter-to-quarter basis are highly dependent on the acceptance by customers under contract for the segment's directory assistance systems, which occurs periodically rather than evenly.

The Electronic Publication and Typesetting Systems segment's sales increased by $2.6 million, or 13%, to $22.5 million in 1998, and its operating profit increased by $353,000, or 86%, to $763,000. The fiscal 1998 sales increase resulted primarily from increases in sales of systems and equipment in its domestic operations, offset, in part, by a decrease in its international operations, principally in the Pacific Rim. Operating results increased due to the increased sales volume, partially offset by a 2.4 percentage point decrease in gross margins. The decrease in margins is due principally to the sale of a greater portion of lower margin products and higher material costs. Operating expenses increased by $191,000, but decreased 2.7 percentage points when expressed as a percentage of sales, improving profitability. The markets in which this segment competes are marked by rapidly changing technology, with sales in fiscal 1998 of equipment introduced within the last three years comprising approximately 84% of equipment sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 1, 1998 COMPARED
TO THE THREE MONTHS ENDED MAY 2, 1997--Continued

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Interest income increased by $277,000, or 100%, to $554,000 in the second quarter of 1998, compared with the second quarter of 1997, primarily due to an increase in the average amount of funds available for investment.

Other income increased by $76,000 in 1998 primarily due to the absence in 1998 of $35,000 of fees paid in 1997, resulting from the discontinuance of sales of receivables under the Company's former securitization program.

The foreign exchange losses were $204,000 and $116,000 in fiscal 1998 and 1997, respectively. The losses were due to unfavorable currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency options and forward contracts are purchased.

The Company's share of the net income of its Australian joint venture was $948,000 in 1997. The venture was sold in September 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital

Cash and cash equivalents decreased by $29.0 million to $25.2 million in 1998. Operating activities used $10.0 million of cash in the six months of fiscal 1998. The principal uses of cash in operating activities for the six months ended May 1, 1998 were an increase in the level of accounts receivable of $24.0 million and a decrease in income taxes payable of $7.4 million. Primary among the factors providing cash flows to operating activities in 1998 were the Company's net income of $6.9 million, augmented by $10.1 million of depreciation and amortization, and a $6.2 million increase in customer advances and other liabilities.

The principal factor in the cash applied to investing activities of $17.2 million was the expenditure for property, plant and equipment of $15.6 million.

Financing activities used $1.8 million of cash to reduce long-term debt by $1.3 million and notes payable by $1.2 million, offset, in part, by $686,000 received from the exercise of stock options.

In addition to its cash and cash equivalents, at May 1, 1998, the Company has a $75.0 million, three-year, syndicated, unsecured credit line with a group of banks under a revolving Credit Agreement which extends to July 2, 2000. The Company made its first borrowing under the line on May 18, 1998. A loan of $10.0 million was outstanding at May 31, 1998.

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

The Program involves Volt employees and consultants identifying, correcting or reprogramming, and testing all programs and systems for Year 2000 compliance. In addition, the Company has addressed the issue with suppliers of systems on which certain of the Company's systems rely, and has requested verification that they will be timely compliant. Conversion and testing of systems applications is expected to cost approximately $4.0 million, of which approximately $800,000 was incurred and expensed in the six months ended May 1, 1998. The Company expects to complete the necessary modifications in 1998 and will conduct extensive testing throughout 1999.

PART II - OTHER INFORMATION

ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1998 Annual Meeting of Shareholders held on April 28, 1998, shareholders:

(a) elected the following to serve as directors of the Company until the 2000 Annual Meeting of the Shareholders by the following votes:

                                  For                  Vote Withheld
                                  ---                  -------------
Irwin B. Robins                13,275,394                 956,215

Mark S. Kaplan                 13,265,703                 965,906

John R. Torell, III            13,268,399                 963,210

(b) amended the Company's 1995 Non-Qualified Stock Option Plan to authorize the granting of options to non-employee directors of the Company:

For:  13,331,176               Against:  813,328                Abstain:  87,105

(c) ratified the action of the Board of Directors in appointing Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending October 30, 1998 by the following vote:

For:  14,178,948               Against:  10,078                 Abstain:  42,583

There were no broker non-votes on any of the matters voted upon.

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

10.01+ Amendment dated April 30, 1998 to Agreement between the Company and Irwin B. Robins.

15.01    Letter from Ernst & Young LLP

15.02    Letter from Ernst & Young LLP regarding interim financial information.

27.01    Financial Data Schedule (filed with electronic version only).

+        Management contract or compensation plan or arrangement.

(b)      Reports on Form 8-K:

The only Report on Form 8-K filed during the quarter ended May 1, 1998 was a report dated April 15, 1998 (date of earliest event reported) reporting Item 5:
Other Events and Item 7: Financial Statement, Pro Forma Financial Information and Exhibits. No financial statements or pro forma financial information were filed with that Report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        VOLT INFORMATION SCIENCES, INC.
                                                (Registrant)



                                        BY: /s/ JACK EGAN
                                           -------------------------------------
Date:  June 12, 1998                      JACK EGAN
                                          Vice President - Corporate Accounting
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------



10.01+ Amendment dated April 30, 1998 to Agreement between the Company and Irwin B. Robins.

15.01    Letter from Ernst & Young LLP

15.02    Letter from Ernst & Young LLP regarding interim financial information.

27.01    Financial Data Schedule (filed with electronic version only).

+        Management contract or compensation plan or arrangement.