Form 10-Q
period 1998-07-31
VOLT INFORMATION SCIENCES INC
filed 1998-09-11
CIK 103872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           /X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For The Nine Months Ended July 31, 1998

                  Or

           /  /  Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                 For the transition period from ------------  to ------------

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

                                 Not Applicable
            ---------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  /X/       No  / /

           The number of shares of common stock, $.10 par value, outstanding as of September 3, 1998 was 14,929,994.

               VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                  FORM 10-Q
                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Statements of Income - Nine Months
                  and Three Months Ended July 31, 1998 and August 1, 1997             3

                  Condensed Consolidated Balance Sheets - July 31, 1998
                  and October 31, 1997                                                4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended July 31, 1998 and August 1, 1997                  5

                  Notes to Condensed Consolidated Financial Statements                7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                           12

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                    22


SIGNATURE                                                                             23

PART I - FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                        Nine Months Ended                  Three Months Ended
                                                        -----------------                  ------------------
                                                     July 31,        August 1,        July 31,          August 1,
                                                       1998             1997            1998             1997
                                                   -----------      -----------      -----------      -----------
                                                              (Dollars in thousands, except per share data)
NET SALES:
  Sales of services                                $ 1,143,290      $   941,153      $   409,578      $   344,495
  Sales of products                                     62,587           59,980           22,201           22,135
                                                   -----------      -----------      -----------      -----------
                                                     1,205,877        1,001,133          431,779          366,630
                                                   -----------      -----------      -----------      -----------
COSTS AND EXPENSES:
  Cost of sales
    Services                                         1,078,367          873,460          385,724          318,894
    Products                                            36,497           35,650           12,766           12,910
  Selling and administrative                            41,677           37,965           14,021           13,093
  Research, development and engineering                 11,143            9,912            4,639            3,879
  Depreciation and amortization                         15,286           15,324            5,164            5,151
                                                   -----------      -----------      -----------      -----------
                                                     1,182,970          972,311          422,314          353,927
                                                   -----------      -----------      -----------      -----------

OPERATING PROFIT                                        22,907           28,822            9,465           12,703

OTHER INCOME (EXPENSE):
  Interest income                                        1,812            1,055              497              466
  Other income (expense) - net--Note E                      76              532              (42)             344
  Foreign exchange (loss) gain - net                      (710)             155              (53)             (24)
  Interest expense                                      (4,279)          (4,318)          (1,492)          (1,396)
                                                   -----------      -----------      -----------      -----------

Income before items shown below                         19,806           26,246            8,375           12,093

Income tax provision                                    (8,239)         (12,076)          (3,505)          (5,957)
Equity in net income of joint ventures--Note E                            6,824                             3,224
Minority interests in net loss (income)
  of consolidated subsidiaries                             163              336              (44)             (86)
                                                   -----------      -----------      -----------      -----------

NET INCOME                                         $    11,730      $    21,330      $     4,826      $     9,274
                                                   ===========      ===========      ===========      ===========

                                                                           Per Share Data
                                                                           --------------
Basic:
  Net income per share                              $     0.79       $     1.46       $     0.32     $       0.63
                                                    ==========       ==========       ==========     ============

  Weighted average number of shares--Note F         14,909,612       14,657,407       14,924,648       14,800,515
                                                    ==========       ==========       ==========     ============

Diluted:
  Net income per share                              $     0.77       $     1.41       $     0.32     $       0.61
                                                    ==========       ==========       ==========     ============

  Weighted average number of shares--Note F         15,321,092       15,119,112       15,238,799       15,303,754
                                                    ==========       ==========       ==========     ============





See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                     July 31,     October 31,
                                                                                       1998         1997 (a)
                                                                                    ---------      ---------
ASSETS                                                                               (Dollars in thousands)

CURRENT ASSETS
  Cash and cash equivalents                                                         $  38,009      $  54,234
  Short-term investments                                                                  727            105
  Trade accounts receivable less allowances of $5,371 (1998) and $5,067 (1997)        251,340        227,548
  Inventories--Note B                                                                  38,867         35,953
  Deferred income taxes                                                                 6,670          8,102
  Prepaid expenses and other assets                                                    10,102          9,832
                                                                                    ---------      ---------
TOTAL CURRENT ASSETS                                                                  345,715        335,774

Investment in securities                                                                  750            750
Property, plant and equipment less allowances for depreciation and amortization
  of $50,050 (1998) and $45,372 (1997)--Note C                                         68,282         62,495
Deferred income taxes and other assets                                                  9,084          5,629
Intangible assets-net of accumulated amortization of $11,727 (1998) and
  $9,399 (1997)--Note G                                                                15,263         14,074
                                                                                    ---------      ---------

                                                                                    $ 439,094      $ 418,722
                                                                                    =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                                                            $   3,189      $   4,410
  Current portion of long-term debt--Note C                                             1,399          1,949
  Accounts payable                                                                     64,547         59,589
  Accrued wages and commissions                                                        37,452         34,065
  Other accruals                                                                       33,216         35,180
  Customer advances and other liabilities                                              29,908         20,518
  Income taxes                                                                          4,711         10,608
                                                                                    ---------      ---------
TOTAL CURRENT LIABILITIES                                                             174,422        166,319

Long-term debt--Note C                                                                 54,522         55,447

Minority interests                                                                     19,215         19,388

STOCKHOLDERS' EQUITY--Notes C and D
  Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
  Common stock, par value $.10; Authorized--30,000,000 shares; issued and
    outstanding--14,929,994 shares (1998) and 14,883,143 shares (1997)                  1,493          1,488
  Paid-in capital                                                                      36,502         34,894
  Retained earnings                                                                   153,085        141,355
  Cumulative foreign currency translation adjustment                                     (145)          (169)
                                                                                    ---------      ---------
                                                                                      190,935        177,568
                                                                                    ---------      ---------

                                                                                    $ 439,094      $ 418,722
                                                                                    =========      =========



    (a) The Balance Sheet at October 31, 1997 has been derived from the audited financial statements at that date.


    See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                               Nine Months Ended
                                                                               -----------------
                                                                           July 31,      August 1,
                                                                             1998          1997
                                                                           --------      --------
                                                                             (Dollars in thousands)


CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income                                                                 $ 11,730      $ 21,330
Adjustments to reconcile net income to cash provided by
  operating activities:
    Depreciation and amortization                                            15,286        15,324
    Equity in net income of joint ventures                                                 (6,824)
    Distributions from joint venture                                                        4,329
    Minority interests                                                         (163)         (336)
    Accounts receivable provisions                                            2,056         1,992
    Gains on foreign currency translation                                      (117)         (710)
    Deferred income tax provision                                             1,191            37
    Other                                                                        75            76
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                       (26,658)      (32,907)
      (Increase) decrease in inventories                                     (2,914)          674
      Decrease (increase) in prepaid expenses and other current assets          496        (3,081)
      Increase in other assets                                               (3,094)         (493)
      Increase (decrease) in accounts payable                                 4,712        (2,539)
      Increase in accrued expenses                                            2,268         8,161
      Increase in customer advances and other liabilities                     8,713         5,807
      (Decrease) increase in income taxes payable                            (6,034)        2,767
                                                                           --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                     7,547        13,607
                                                                           --------      --------


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                      Nine Months Ended
                                                                      -----------------
                                                                  July 31,         August 1,
                                                                   1998              1997
                                                                  --------         --------
                                                                   (Dollars in thousands)

CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
  Maturities of investments                                            319            6,933
  Purchases of investments                                            (941)          (6,323)
  Investment in joint venture                                                          (157)
  Acquisitions                                                      (3,076)          (1,396)
  Proceeds from disposals of property, plant and equipment             436              288
  Purchases of property, plant and equipment                       (19,162)         (11,915)
  Proceeds from sale of joint venture                                                10,115
                                                                  --------         --------
NET CASH APPLIED TO INVESTING ACTIVITIES                           (22,424)          (2,455)
                                                                  --------         --------

CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES
   Payment of long-term debt                                        (1,475)          (1,474)
   Exercise of stock options                                           914            5,564
   Payment of notes payable to banks                                (1,021)            (854)
   Payment in lieu of fractional shares                                                  (2)
                                                                  --------         --------
NET CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES              (1,582)           3,234
                                                                  --------         --------

Effect of exchange rate changes on cash                                234              544
                                                                  --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (16,225)          14,930

Cash and cash equivalents, beginning of period                      54,234           13,277
                                                                  --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 38,009         $ 28,207
                                                                  ========         ========


SUPPLEMENTAL INFORMATION
 Cash paid during the period:
 Interest expense                                                 $  3,423         $  3,300
 Income taxes, net of refunds                                     $ 12,613         $  7,002



See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at July 31, 1998, and consolidated results of operations for the nine and three months ended July 31, 1998 and August 1, 1997 and consolidated cash flows for the nine months ended July 31, 1998 and August 1, 1997. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

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

Note B--Inventories

Inventories consist of:

                                       July 31,     October 31,
                                        1998           1997
                                       --------     -----------
                                        (Dollars in thousands)

Services:
  Accumulated unbilled costs on:
      Service contracts                $27,446        $23,988
      Long-term contracts                  246          3,736
                                       -------        -------

                                        27,692         27,724
                                       -------        -------
Products:
  Materials and work-in-process          7,925          4,618
  Service parts                          2,118          2,318
  Finished goods                         1,132          1,293
                                       -------        -------
                                        11,175          8,229
                                       -------        -------

Total                                  $38,867        $35,953
                                       =======        =======


The cumulative amounts billed, principally under long-term contracts, at July 31, 1998 and October 31, 1997, of $24.7 million and $17.3 million, respectively, are credited against the related costs in inventory. Substantially all of the amounts billed have been collected. Inventories have been reduced by accumulated amortization of rotable spare parts and other inventory of $10.6 million and $12.5 million at July 31, 1998 and October 31, 1997, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Long-Term Debt and Financial Arrangements

Long-term debt consists of the following:


                                        July 31,       October 31,
                                         1998            1997
                                        --------       -----------
                                          (Dollars in thousands)

7.92% Senior Notes (a)                  $50,000        $50,000
7.86% Term loan (b)                       4,425          5,100
Notes payable (c) & (d)                   1,496          2,296
                                        -------        -------
                                         55,921         57,396
Less amounts due within one year          1,399          1,949
                                        -------        -------
Total long-term debt                    $54,522        $55,447
                                        =======        =======


(a) On August 28, 1996, the Company issued $50.0 million of Senior Notes in a private placement to institutional investors. The notes bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments beginning in August 2000. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants. One such covenant requires the Company to maintain a level of consolidated net worth which, under the formula in the agreements, was $113.1 million at July 31, 1998. However, the terms of the Company's revolving Credit Agreement require the Company to maintain a consolidated net worth of $129.9 million at July 31, 1998 (see below).

(b) In October 1994, the Company entered into a $10.0 million loan agreement with Fleet Bank, N.A., which is secured by a deed of trust on land and buildings (book value at July 31, 1998 - $14.1 million). The loan, which bears interest at 7.86% per annum, requires principal payments of $225,000 per quarter and a final payment of $1.7 million in October 2001.

(c) The balance at October 31, 1997 included a note payable (with interest payable at 90 day commercial paper rates) for $550,000, which was due and paid on January 2, 1998.

(d) A loan of $2.5 million from The Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The loan, guaranteed by the Company, is being repaid in semi-annual payments of $249,000, plus interest calculated at LIBOR (5.5% at July 31, 1998) plus 0.25%, through September 15, 2001.

In addition, on July 2, 1997, the Company entered into a $75.0 million, three-year, syndicated, unsecured, revolving Credit Agreement ("Agreement") with a group of banks for which The Chase Manhattan Bank and Fleet Bank, N.A. are serving as co-agents. Borrowings under the facility will bear interest at various interest rates, with the Company having the option to select the most favorable rate at the time of borrowing. The Agreement provides for, among other things, the maintenance of various financial ratios and covenants, including a requirement that the Company maintain consolidated net worth (as defined) of $110.0 million, plus 50% of consolidated net income for each completed fiscal year, (resulting in a requirement at July 31, 1998 to maintain consolidated net worth of $129.9 million), and certain limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, liens and sale of assets. There were no outstanding borrowings under the Agreement at July 31, 1998.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Stockholders' Equity

Changes in the major components of stockholders' equity for the nine months ended July 31, 1998 are as follows:

                                               Common         Paid-In        Retained
                                                Stock         Capital        Earnings
                                               -------        -------        --------
                                                       (Dollars in thousands)

Balance at October 31, 1997                    $ 1,488        $34,894        $141,355
Net income for the nine months                                                 11,730
Issuance of 13,381 shares to ESOP                    1            698
Stock options exercised - 33,470 shares              4            910
                                               -------        -------        --------
Balance at July 31, 1998                       $ 1,493        $36,502        $153,085
                                               =======        =======        ========


The other component of stockholders' equity is a cumulative, unrealized, foreign currency translation adjustment due to certain European subsidiaries of the Company, the functional currencies of which are the local currencies.

Note E--Summarized Financial Information of Joint Ventures

In the first quarter of 1997, the Company sold its 50% interest in Telelistas Editora Ltda. ("Telelistas"), a Brazilian joint venture, which is the official publisher of telephone directories in Rio de Janeiro for the government-owned telephone company, and received $2.5 million in excess of its carrying value at the date of sale. In connection with the sale, the Company continued to grant credit and guarantee the venture's obligations with respect to certain import financing, principally for the printing of telephone directories by the Company's Uruguayan division, and therefore, had deferred the gain on the sale. During the third quarter of 1998, Telelistas repaid its obligations and the Company's guarantees were released. Accordingly, $500,000 of the gain on the sale has been recognized and is included in other income in the third quarter of 1998. The $2.0 million balance of the deferred gain will be recognized as the Company's Uruguayan division collects its receivables from Telelistas. Such receivables are secured by the accounts receivable of Telelistas.

In the fourth quarter of 1997, the Company sold its 12-1/2% interest in Pacific Access Pty. Ltd., its Australian joint venture, resulting in a gain of $12.8 million. This joint venture was responsible throughout Australia for the marketing, sales and compilation functions of all yellow pages directories of Telstra, the Australian telephone company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Summarized Financial Information of Joint Ventures--(Continued)

The following summarizes the operating results of the joint ventures:


                                                            Nine Months Ended             Three Months Ended
                                                            -----------------             ------------------
                                                             August 1, 1997                 August 1, 1997
                                                             --------------                 --------------
                                                                            (Dollars in thousands)

                                                                        Company's                    Company's
                                                         Total           Equity        Total          Equity
                                                        --------        --------       --------       --------

Revenues                                                $539,534                       $284,027

Costs and expenses                                       489,099                        242,605
Income tax provision                                      17,343                         15,019
                                                        --------                       --------
Net income                                              $ 33,092                       $ 26,403
                                                        ========                       ========

Net income of Australian joint venture                  $ 29,900        $  3,632       $ 26,403        $ 3,224
Net income of Brazilian joint venture                      3,192           3,192
                                                        --------        --------       --------       --------

                                                        $ 33,092                       $ 26,403
                                                        ========                       ========

Company's equity in net income of joint ventures                        $  6,824                       $ 3,224
                                                                         =======                      ========


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

Note G--Acquisitions

During the nine months of fiscal year 1998, the Company acquired community-based telephone directories, principally in Georgia and Virginia, for $2.4 million, which includes contingent consideration of approximately $450,000, based on a percentage of estimated revenues to be collected through April 1999. Additional consideration up to an aggregate of $2.1 million is contingent on annual earnings in fiscal years 1998 through 2002. Such contingent consideration is not included in the acquisition cost total above, but will be recorded when, and if, the future earnings requirements have been met. The acquisitions resulted in a $2.4 million increase in intangible assets, which are being amortized over a period of fifteen years.

During the second quarter of fiscal year 1998, the Company acquired a temporary services business for a total of $1.0 million in cash, which resulted in an increase in intangible assets of $1.0 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note H--Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. SFAS No. 133 generally provides for matching the timing of income recognition for the derivative with the timing of income recognition for the underlying item being hedged. SFAS No. 133 will be effective for the Company no later than the quarter ending January 28, 2000. SFAS No. 133 is not expected to have a significant effect on earnings, the financial position or cash flows of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED JULY 31, 1998 COMPARED
TO THE NINE MONTHS AND THREE MONTHS ENDED AUGUST 1, 1997

The information which appears below relates to current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations and no inferences as to future operations should be drawn.

The following summarizes the Company's unaudited results of operations by segment:

                                                            Nine Months Ended                      Three Months Ended
                                                            -----------------                      ------------------
                                                        July 31,          August 1,           July 31,           August 1,
                                                         1998                1997               1998               1997
                                                      -----------         -----------         ---------         ---------
                                                                                  (Dollars in thousands)


Net Sales:
----------
Staffing Services                                     $   922,333         $   732,090         $ 337,192         $ 269,616
Telephone Directory                                        59,656              57,302            23,186            20,390
Telecommunications Services                               123,685             105,515            38,805            42,192
Computer Systems                                           45,213              52,845            13,011            15,070
Electronic Publication and Typesetting Systems             62,856              60,322            22,266            22,312
Elimination of intersegment sales                          (7,866)             (6,941)           (2,681)           (2,950)
                                                      -----------         -----------         ---------         ---------

Total Net Sales                                       $ 1,205,877         $ 1,001,133         $ 431,779         $ 366,630
                                                      ===========         ===========         =========         =========


Segment Profit (Loss):
----------------------
Staffing Services                                     $    21,312         $    19,318         $   8,670         $   7,788
Telephone Directory                                         1,601               2,512             2,012             1,654
Telecommunications Services                                 9,415              13,664             2,414             5,338
Computer Systems                                           (2,213)              1,030            (1,591)             (151)
Electronic Publication and Typesetting Systems              1,744                  24             1,012               640
Elimination of intersegment profit                                                (12)
                                                      -----------         -----------         ---------         ---------
Total Segment Profit                                       31,859              36,536            12,517            15,269

General corporate expenses                                 (8,952)             (7,714)           (3,052)           (2,566)
                                                      -----------         -----------         ---------         ---------

Total Operating Profit                                     22,907              28,822             9,465            12,703

Interest and other income - net                             1,888               1,587               455               810
Interest expense                                           (4,279)             (4,318)           (1,492)           (1,396)
Foreign exchange (loss) gain - net                           (710)                155               (53)              (24)
                                                      -----------         -----------         ---------         ---------

Income Before Income Taxes, Equity in Joint
   Venture Earnings and Minority Interests            $    19,806         $    26,246         $   8,375         $  12,093
                                                      ===========         ===========         =========         =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS AND THREE MONTHS ENDED JULY 31, 1998 COMPARED
TO THE NINE MONTHS AND THREE MONTHS ENDED AUGUST 1, 1997--Continued

Forward-Looking Statements Disclosure
-------------------------------------

In order to keep the Company's stockholders and investors informed of the Company's future plans and objectives, this Quarterly Report on Form 10-Q and other reports and statements issued by the Company and its officers from time-to-time contain certain statements concerning the Company's future plans, objectives, performance, intentions and expectations that are, or may be deemed to be, "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders to take advantage of the "safe harbor" provisions of that Act.

Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, general economic, competitive and other business conditions; the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services; material changes in demand from larger customers, including those with which the Company has national contracts; changes in customer attitudes toward outsourcing; the Company's ability to recruit qualified employees to satisfy customer requirements for the Company's staffing services; the Company's ability to meet competition in its highly competitive markets with minimal impact on margins; the degree of price competition and pressure on margins; the Company's ability to maintain superior technological capability; the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner, and achieve customer acceptance of such products and systems in markets characterized by rapidly changing technology and frequent new product introductions; risks inherent in new product introductions, such as start-up delays, uncertainty of customer acceptance, and dependence on third parties for some product components; changes in laws, regulations and government policies; the Company's performance on contracts; the degree and effects of inclement weather; the timing of customer acceptances of systems; and the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service. These and certain other factors are discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1997 and may be discussed in this report and other reports hereafter filed with the Securities and Exchange Commission, including this Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 31, 1998 COMPARED
TO THE NINE MONTHS ENDED AUGUST 1, 1997

Results of Operations - Summary
-------------------------------

In the nine-month period of fiscal 1998, net sales increased from the comparable period in fiscal 1997 by $204.7 million, or 20%, to $1.2 billion. The increase in 1998 net sales resulted primarily from a $190.2 million increase in sales by the Staffing Services segment and a $18.2 million increase in sales by the Telecommunications Services segment, partially offset by a $7.6 million decrease in sales by the Computer Systems segment.

The Company's pretax income before joint venture earnings and minority interests decreased by $6.4 million, or 25%, to $19.8 million in the first nine months of 1998 from the similar fiscal 1997 period. The operating profit of the Company's segments decreased by $4.7 million, or 13%, to $31.9 million in the first nine months of 1998 from the similar fiscal 1997 period. While the Staffing Services segment and the Electronic Publication and Typesetting Systems segment increased their operating profits, the decrease in results of the three telecommunications segments more than offset these gains.

Net income in the first nine months of 1998 was $11.7 million, compared with net income of $21.3 million in the first nine months of 1997. The 1997 net income included the Company's portion ($6.8 million) of the earnings of two joint ventures prior to their sale. One of the joint ventures was sold in the first quarter of fiscal 1997 and the other was sold in the fourth quarter of fiscal 1997.

Results of Operations - By Segment
----------------------------------

Sales of the Staffing Services segment increased by $190.2 million, or 26%, to $922.3 million in 1998. The segment's revenue growth was primarily driven by additional revenue from new and existing large, national accounts, including growth in subcontractors' pass-through revenue from national accounts and higher demand for non-recruited payrolling services. This segment's operating profit increased by $2.0 million, or 10%, to $21.3 million, compared with $19.3 million in 1997. Approximately $59.1 million, or 31%, of the segment's 1998 sales increase was due to pass-through costs primarily related to the use of subcontractors to service large national contracts, which increased from $106.3 million in 1997 to $165.4 million in 1998. Of the remaining sales growth, approximately $29.5 million was from business with new customers, and $101.6 million arising from existing customers, including non-recruited payrolling services. The increase in the segment's operating profit was due to the increase in sales volume, partially offset by a decrease in gross margin of approximately
0.3 percentage points and higher overhead costs. The decrease in gross margin percentage was due to higher subcontractor usage, a substantial portion of which is billed without a mark-up, and lower margins on the increasing business with large, national, managed service accounts. Overhead costs have increased due to start-up costs incurred in connection with the opening of new offices to service national accounts, related infrastructure costs as additional regional and area management is required to support expansion and higher recruiting costs in a contracting labor market.

The Telephone Directory segment's sales increased by $2.4 million, or 4%, to $59.7 million in fiscal 1998, while its operating profit decreased by $911,000, or 36%, to $1.6 million in fiscal 1998 from $2.5 million in 1997. The sales increase was primarily due to an increase in independent directory sales of $7.2 million, partially offset by a $2.4 million decrease in system sales, a $2.0 million decrease in Uruguayan printing sales and a $825,000 decrease in telemarketing sales. The increase in independent directory sales was attributable to twenty-six new directories published in the nine months ended July 31, 1998. The decrease in operating profit

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 31, 1998 COMPARED
TO THE NINE MONTHS ENDED AUGUST 1, 1997--Continued


Results of Operations - By Segment--Continued
---------------------------------------------

in fiscal 1998 was due to increased overhead, which included approximately $1.6 million of costs to enter new directory markets, and a decrease in high margin systems sales. Some of the segment's services are rendered under various short and long-term contracts, some of which expired in 1997, while others were renewed and new contracts were awarded to the segment. A contract with one customer, which accounted for approximately 18% of the segment's revenues in the nine months ended July 31, 1998, expired in June 1998 and was not renewed. However, the segment has obtained several significant contracts which began in fiscal 1997 and 1998. Other contracts are scheduled to expire through 2001.

The Telecommunications Services segment's sales increased by $18.2 million, or 17%, to $123.7 million in fiscal 1998, while its operating profit decreased by $4.3 million, or 31%, to $9.4 million in fiscal 1998 from $13.7 million in 1997. The sales increase was primarily due to a 69% increase in the Business Systems division. The sales increase resulted from several factors, including required upgrading of core telecommunication infrastructures by existing customers, the demand for the segment's services in the wireless area, and the continued emphasis of outsourcing by major telecommunications providers. Operating results decreased due to a 3.7 percentage point reduction in gross margins, resulting from a greater proportion of sales being contributed by lower margin business system services, and a shift in product mix toward lower margin projects in construction services. In addition, segment overhead increased by 28% to support the sales growth and the geographic expansion of this segment. Services performed under a contract with a telephone carrier, which amounted to 10% of the segment's revenues in the nine months ended July 31, 1998, are expected to be substantially reduced or eliminated in the future.

The Computer Systems segment's sales decreased by $7.6 million, or 14%, to $45.2 million in 1998 and its operating loss was $2.2 million, compared with an operating profit of $1.0 million in 1997. The decrease in sales was primarily due to a decrease in sales of conservation services to utilities, resulting from the phase-out under several large contracts with customers, which no longer require the segment's services, and a reduction of system enhancement sales. This decrease was slightly offset by higher revenue generated by the Maintech division, which provides maintenance services to the segment's customers, as well as to customers that have purchased systems and networks from others. The operating loss was due to lower sales volume of conservation services and the reduction, in 1998, of high margin system enhancement sales which benefited operating profit in 1997. Under the completed contract method of accounting used by a portion of this segment, revenues and related costs are recognized in income upon acceptance by the customer. This segment's results on a quarter-to-quarter basis are highly dependent on the acceptance by customers under contract for the segment's directory assistance systems, which occurs intermittently rather than evenly.

The Electronic Publication and Typesetting Systems segment's sales increased by $2.5 million, or 4%, to $62.9 million in 1998, and its operating profit was $1.7 million, compared with an operating profit of $24,000 in 1997. The fiscal 1998 sales increase resulted primarily from an increase in domestic sales of systems and equipment, partially offset by a decrease in systems and equipment sales of its international operations, and lower customer service sales in the domestic market. Most of the international decline was in the Pacific Rim due to the economic problems in Asia which may continue to impair sales in the region until Pacific Rim economies and currencies strengthen. Operating profits increased due to the sales increase and a 1.1 percentage point increase in gross margins. The markets in which this segment competes are marked by rapidly changing

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 31, 1998 COMPARED
TO THE NINE MONTHS ENDED AUGUST 1, 1997--Continued


Results of Operations - By Segment--Continued
---------------------------------------------

technology, with sales in fiscal 1998 of equipment introduced within the last three years comprising approximately 79% of equipment sales.

Results of  Operations -  Other
-------------------------------

Other items, discussed on a consolidated basis, affecting the results of operations for the nine-month periods were:

Research, development and engineering increased by $1.2 million, or 12%, to $11.1 million in 1998, primarily as a result of costs of $1.8 million incurred to convert and test systems applications under the Company's Enterprise-Wide Year 2000 Compliance Assurance Program.

Interest income increased by $757,000, or 72%, to $1.8 million in 1998, primarily due to an increase in the average amount of funds available for investment during the nine-month period of fiscal 1998, compared with the same period in fiscal 1997.

Other income was reduced by $456,000, or 86%, to $76,000 in 1998, primarily due to a non-recurring charge of $650,000 for professional fees in connection with a terminated transaction and a decrease in various items of income, partially offset by the recognition of $500,000 of a previously deferred $2.5 million gain on the sale of the Company's interest in its Brazilian joint venture. (See Note E in the Notes to Condensed Consolidated Financial Statements)

The foreign exchange loss in the nine months of 1998 was $710,000 compared to a gain in the same period in fiscal 1997 of $155,000. The foreign exchange loss in 1998 was due to unfavorable, and the gain in 1997 was due to favorable, currency movements in the European currency market. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency options and forward contracts are purchased.

Interest expense decreased by $39,000, or 1%, to $4.3 million in 1998. The decrease was primarily due to lower average outstanding loan balances.

The Company's effective tax rate was reduced to 42% in 1998 from 46% in 1997. The higher effective income tax rate in 1997 resulted from higher foreign taxes.

The Company's share of the net income of its two joint ventures was $6.8 million in 1997. Both joint ventures were sold in fiscal 1997; the Brazilian venture in January 1997 and the Australian venture in September 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 31, 1998 COMPARED
TO THE THREE MONTHS ENDED AUGUST 1, 1997


Results of Operations - Summary
-------------------------------

In the three-month period of fiscal 1998, net sales increased from the comparable period in fiscal 1997 by $65.1 million, or 18%, to $431.8 million. The increase in 1998 net sales resulted primarily from a $67.6 million increase in sales by the Staffing Services segment and a $2.8 million increase in sales by the Telephone Directory segment, partially offset by a $3.4 million decrease in sales by the Telecommunications Services segment and a $2.1 million decrease in sales by the Computer Systems segment.

The Company's pretax income before joint venture earnings and minority interests decreased by $3.7 million, or 31%, to $8.4 million in the third fiscal quarter of 1998 from the comparable period in fiscal 1997. The operating profit of the Company's segments decreased by $2.8 million, or 18%, to $12.5 million in the third fiscal quarter of 1998 from the comparable period in fiscal 1997. While the Staffing Services segment, the Electronic Publication and Typesetting Systems segment and the Telephone Directory segment increased their operating profits, the decrease in results of the Telecommunications Services and Computer Systems segments more than offset these gains.

Net income in the three months of 1998 was $4.8 million, compared with net income of $9.3 million in the three months of 1997. The 1997 net income included the Company's portion ($3.2 million) of earnings of a joint venture, which was sold in the fourth quarter of fiscal 1997.

Results of Operations - By Segment
----------------------------------

Sales of the Staffing Services segment increased by $67.6 million, or 25%, to $337.2 million in 1998. The segment's revenue growth was primarily driven by additional revenue from new and existing large, national accounts, including growth in subcontractors' pass-through revenue from national accounts and higher demand for non-recruited payrolling services. This segment's operating profit increased by $882,000, or 11%, to $8.7 million in 1998, compared with $7.8 million in 1997. Approximately $29.3 million, or 43%, of the segment's 1998 sales growth was due to pass-through costs, primarily related to the use of subcontractors to service large national contracts, which increased from $43.2 million in 1997 to $72.5 million in 1998. Of the remaining sales growth, approximately $8.8 million was from business with new customers, and $29.5 million arising from existing customers, including non-recruited payrolling services. The increase in the segment's operating profit was due to the increase in sales volume, partially offset by a decrease in gross margin of approximately
0.4 percentage points and higher overhead costs. The decrease in gross margin percentage was due to higher subcontractor usage, a substantial portion of which is billed without a mark-up, and lower margins on the increasing business with large, national, managed service accounts. Although overhead costs have increased due to the opening of new offices and related infrastructure, expressed as a percentage of sales, there was a slight reduction in the 1998 third quarter compared with the 1997 third quarter.

The Telephone Directory segment's sales increased by $2.8 million, or 14%, to $23.2 million in fiscal 1998. This segment's operating profit increased by $358,000, or 22%, to $2.0 million in 1998, compared with $1.7 million in 1997. The sales increase was primarily due to a $3.0 million increase in independent directory sales, partially offset by a $344,000 decrease in telemarketing sales. The increase in independent directory sales was due to twelve new directories published in 1998. The increase in the operating profit in 1998 was due to the increased sales, partially offset by increased overhead, which included approximately $649,000 of costs to enter new directory markets. Some of the segment's services are rendered under various short and long-term

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 31, 1998 COMPARED
TO THE THREE MONTHS ENDED AUGUST 1, 1997--Continued


Results of Operations - By Segment--Continued
---------------------------------------------

contracts, some of which expired in 1997, while others were renewed and new contracts were awarded to the segment. A contract with one customer, which accounted for approximately 16% of the segment's revenues in the three months ended July 31, 1998 expired in June 1998 and was not renewed. However, the segment has obtained several significant contracts which began in fiscal 1997 and 1998. Other contracts are scheduled to expire through 2001.

The Telecommunications Services segment's sales decreased by $3.4 million, or 8%, to $38.8 million in fiscal 1998 and its operating profit decreased by $2.9 million, or 55%, to $2.4 million in fiscal 1998, compared with $5.3 million in 1997. The sales decrease was primarily due to a 15% decrease in the Construction division, partially offset by a 27% increase in the Business Systems division. The decline in sales of the Construction division was related to competitive pricing pressures and the absence in 1998 of certain projects with attractive pricing completed in 1997. Operating results decreased due to a 3.5 percentage point decrease in gross margins, resulting from a greater proportion of sales being contributed by lower margin projects in construction services. Overhead increased by 6% to support the geographic expansion of this segment. Services, performed under a contract with a telephone carrier, which amounted to 6% of the segment's revenues in the three months ended July 31, 1998, are expected to be substantially reduced or eliminated in the future.

The Computer Systems segment's sales decreased by $2.1 million, or 14%, to $13.0 million in 1998 and its operating loss increased to $1.6 million, compared to an operating loss of $151,000 in 1997. The decrease in sales was primarily due to a reduction of system enhancement sales and a decrease in sales of conservation services to utilities, resulting from the phase-out under several large contracts with customers which no longer require the segment's services. This decrease was slightly offset by higher revenue generated by the Maintech division, which provides maintenance services to the segment's customers, as well as to customers that have purchased systems and networks from others. The increased operating loss was due to the reduction in 1998 of high margin system enhancement sales and lower sales volume of conservation services. Under the completed contract method of accounting used by a portion of this segment, revenues and related costs are recognized in income upon acceptance by the customer. This segment's results on a quarter-to-quarter basis are highly dependent on the acceptance by customers under contract for the segment's directory assistance systems, which occurs intermittently rather than evenly.

The Electronic Publication and Typesetting Systems segment's sales decreased by $46,000, to $22.3 million in 1998, while its operating profit increased by $372,000, or 58%, to $1.0 million, compared with $640,000 in 1997. The fiscal 1998 sales decrease resulted primarily from decreases in sales of systems and equipment in its international operations, principally in the Pacific Rim, offset, in part, by an increase in its domestic operations. Operating results increased due to a 0.6 percentage point increase in gross margins and a $240,000 reduction of operating expenses. The markets in which this segment competes are marked by rapidly changing technology, with sales in fiscal 1998 of equipment introduced within the last three years comprising approximately 74% of equipment sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 31, 1998 COMPARED
TO THE THREE MONTHS ENDED AUGUST 1, 1997--Continued


Results of Operations - Other
-----------------------------

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Research, development and engineering increased by $760,000, or 20%, to $4.6 million in the third quarter of 1998, primarily as a result of costs of $1.0 million incurred to convert and test systems applications under the Company's Enterprise-Wide Year 2000 Compliance Assurance Program.

Interest income increased by $31,000, or 7%, to $497,000 in the third quarter of 1998, compared with the third quarter of 1997, primarily due to an increase in the average amount of funds available for investment.

Other income was reduced by $386,000, primarily due to a non-recurring charge of $650,000 for professional fees in connection with a terminated transaction and a decrease in various items of income, partially offset by the recognition of $500,000 of a previously deferred $2.5 million gain on the sale of the Company's interest in its Brazilian joint venture.

The foreign exchange losses were $53,000 and $24,000 in fiscal 1998 and 1997, respectively. The losses were due to unfavorable currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency options and forward contracts are purchased.

Interest expense increased by $96,000, or 7%, to $1.5 million, principally as a result of borrowings during the 1998 third quarter under the Company's revolving Credit Agreement. Such borrowings were repaid toward the end of the 1998 third quarter.

The Company's effective tax rate was reduced to 42% in 1998 from 49% in 1997. The higher effective income tax rate in 1997 resulted from higher foreign taxes.

The Company's share of the net income of its Australian joint venture was $3.2 million in 1997. The joint venture was sold in September 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued


Liquidity and Sources of Capital
--------------------------------

Cash and cash equivalents decreased by $16.2 million to $38.0 million in 1998. Operating activities provided $7.5 million of cash in the first nine months of fiscal 1998. Primary among the factors providing cash flows from operating activities were the Company's net income of $11.7 million, augmented by net non-cash expense charges of $18.3 million (primarily $15.3 million of depreciation and amortization). These cash flows were offset, in part, by the use of $22.5 million related to changes in operating assets and liabilities (increases in the levels of accounts receivable of $26.7 million, inventories of $2.9 million and other assets of $3.1 million and a decrease in income taxes payable of $6.0 million, partially offset principally by increases in customer advances and other liabilities of $8.7 million and in accounts payable and accrued expenses of an aggregate of $7.0 million).

The principal factors in the cash applied to investing activities of $22.4 million were the expenditure for property, plant and equipment of $19.2 million and acquisitions of community-based phone directories and a temporary services business totaling $3.1 million (See Note G of the Notes to Condensed Consolidated Financial Statements).

Financing activities used $1.6 million of cash to reduce long-term debt by $1.5 million and notes payable by $1.0 million, offset, in part, by $914,000 received from the exercise of stock options.

In addition to its cash and cash equivalents, at July 31, 1998, the Company has a $75.0 million, three-year, syndicated, unsecured credit line with a group of banks under a revolving Credit Agreement which extends to July 2, 2000. At July 31, 1998 the Company had no outstanding bank borrowings under that line.

In August 1998, the Company formed a joint venture with TELUS Corporation to publish community telephone directories in the western half of the United States. Each partner has committed $25 million for acquisitions, start-up and operations of the venture. The Company has no other material capital commitments. The Company may determine, from time-to-time in the future, to buy shares of its common stock. The Company believes that its current financial position, working capital, future cash flows and credit lines will be sufficient to fund its presently contemplated operations and satisfy its debt obligations.

Year 2000 Compliance
--------------------

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

The Program involves Volt employees and consultants identifying, correcting or reprogramming, and testing all programs and systems for Year 2000 compliance. In addition, the Company has addressed the issue with suppliers of systems on which certain of the Company's systems rely and with which significant electronic commerce is conducted, and has requested verification that they will be timely compliant. To that end, the Company has been and will continue to work closely with those vendors and customers to ensure Year 2000 compliance is achieved. If the Company determines, through that verification process, that critical suppliers, vendors and major customers are not compliant, their progress will be monitored and appropriate contingency plans established.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued


Year 2000 Compliance--Continued
-------------------------------

Based on recent assessments of current progress and future plans, the Company believes that the Year 2000 date will not significantly affect its ability to deliver services and products to its customers on a timely basis. Core internal systems will be converted and modified in 1998. Extensive testing has begun and will continue throughout 1998 and 1999. No issues have been encountered nor are any anticipated which would materially affect the Company's ability to continue operations.

To minimize the risk to the Company, in the event that certain of its internal systems or those of third parties will not be compliant, plans are expected to be developed in early 1999 that will include back-up stand alone systems, methods not reliant on computers, and the identification and commitment of alternate suppliers and vendors.

The Company believes it is taking the necessary steps to become Year 2000 compliant. There will be consequences if internal or external significant Year 2000 issues are not resolved. However, the Company believes that incremental costs to perform mission-critical tasks will not have a material adverse effect on the Company.

Conversion and testing of systems applications is expected to cost approximately $4.0 million, of which approximately $1.8 million was incurred in the nine months ended July 31, 1998.

PART II - OTHER INFORMATION

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

15.01     Letter from Ernst & Young LLP

15.02     Letter from Ernst & Young LLP regarding interim financial information.

27.01     Financial Data Schedule (filed with electronic version only).

(b)     Reports on Form 8-K:

No Reports on Form 8-K were filed during the third quarter ended July 31, 1998. However, after the end of the third quarter, the Company filed a Report on Form 8-K dated August 20, 1998 (date of earliest event reported August 20, 1998), reporting under Item 5, Other Events, and Item 7, Financial Statements and Exhibits. No financial statements were filed with that report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VOLT INFORMATION SCIENCES, INC.
                                            (Registrant)



                                    BY: /s/ JACK EGAN
                                        -------------------------------------
Date: September 11, 1998                JACK EGAN
                                        Vice President - Corporate Accounting
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

15.01     Letter from Ernst & Young LLP

15.02     Letter from Ernst & Young LLP regarding interim financial information.

27.01     Financial Data Schedule (filed with electronic version only).