Form 10-K405
period 1998-10-30
VOLT INFORMATION SCIENCES INC
filed 1999-01-27
CIK 103872

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No Fee Required)
    For the fiscal year ended October 30, 1998

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No Fee Required)
    For the transition period from ____________________ to ____________________

    Commission File Number: 1-9232

                        VOLT INFORMATION SCIENCES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                           13-5658129
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1221 Avenue of the Americas, New York, New York               10020-1579
-----------------------------------------------               ----------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (212) 704-2400

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered
------------------------------       -----------------------------------------
 Common Stock, $.10 par value               New York Stock Exchange, Inc.
 ----------------------------               -----------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                      ----

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 15, 1999 (based on the closing price on the New York Stock Exchange on that date) was approximately $160 million (based on the number of shares outstanding on that date, exclusive of all shares held beneficially by executive officers and directors and their spouses and the Registrant's Savings Plan and Employee Stock Ownership Plan, without conceding that all such persons or plans are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 15, 1999 was 15,024,998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 1999 Annual Meeting are incorporated by reference into Part III of this Report.

    PART I
    ITEM 1.  BUSINESS

    GENERAL
    -------

    Volt Information Sciences, Inc., a New York corporation, incorporated in 1957, and its subsidiaries (collectively "Volt" or the "Company", unless the context otherwise requires) operate in three major businesses, consisting of the following five industry segments:

    STAFFING SERVICES
    -----------------

   (1) Staffing Services (formerly referred to as Technical Services and Temporary Personnel) - This segment provides a broad range of employee staffing services, including temporary help, technical personnel placement, and other contingent staffing services, employment and direct hire placement services, payrolling services, employment outsourcing services and employee leasing services, to a wide range of customers.

    TELECOMMUNICATIONS & INFORMATION SOLUTIONS
    ------------------------------------------

    (2) Telephone Directory - This segment publishes independent telephone directories, provides telephone directory production, commercial printing, database management, sales and marketing services, licensing of directory production and contract management software systems to directory publishers and others.

    (3) Telecommunications Services - This segment provides telecommunications services, including engineering, design, construction, installation, maintenance, removals and distribution of telecommunications products in the outside plant and central office, and within end user premises.

    (4) Computer Systems - This segment provides directory assistance outsourcing services; designs, develops, integrates, markets, sells and maintains computer-based directory assistance systems and other database management and telecommunications systems for the telecommunications industry; and provides services, principally computer-based projects, to public utilities and financial institutions.

    PREPRESS PUBLISHING SYSTEMS
    ---------------------------

    (5) Electronic Publication and Typesetting Systems - This segment designs, develops, manufactures, integrates, markets, sells and services computerized imagesetting and publication systems equipment and software through Autologic Information International, Inc., the Company's 59% owned publicly-held subsidiary and its subsidiaries, collectively, "aii".

    INFORMATION AS TO INDUSTRY SEGMENTS
    -----------------------------------

    The following tables set forth the contribution of each industry segment to the Company's consolidated sales and operating profit for each of the three fiscal years in the period ended October 30, 1998, and those assets identifiable within each segment at the end of each of those years (see Note J of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
INDUSTRY SEGMENT DATA

                                                                      October             October             November
                                                                      30, 1998            31, 1997             1, 1996
                                                                      --------            --------             -------
                                                                                   (Dollars in thousands)
NET SALES:
Staffing Services:
  Sales to unaffiliated customers                                    $ 1,308,224         $ 1,015,579         $   713,476
  Intersegment sales                                                       5,953               5,218               2,809
                                                                     -----------         -----------         -----------
                                                                       1,314,177           1,020,797             716,285
                                                                     -----------         -----------         -----------
Telephone Directory:
  Sales to unaffiliated customers                                         87,393              88,214              77,972
  Intersegment sales                                                       1,842               1,376                 639
                                                                     -----------         -----------         -----------
                                                                          89,235              89,590              78,611
                                                                     -----------         -----------         -----------
Telecommunications Services:
  Sales to unaffiliated customers                                        166,383             143,360              89,957
  Intersegment sales                                                       2,373               2,811               1,515
                                                                     -----------         -----------         -----------
                                                                         168,756             146,171              91,472
                                                                     -----------         -----------         -----------
Computer Systems:
  Sales to unaffiliated customers                                         59,375              70,123              79,033
  Intersegment sales                                                         142                  89                  53
                                                                     -----------         -----------         -----------
                                                                          59,517              70,212              79,086
                                                                     -----------         -----------         -----------
Electronic Publication and Typesetting Systems:
  Sales to unaffiliated customers                                         87,220              84,197              88,120
  Intersegment sales                                                         396                 429                 762
                                                                     -----------         -----------         -----------
                                                                          87,616              84,626              88,882
                                                                     -----------         -----------         -----------
Elimination of intersegment sales                                        (10,706)             (9,923)             (5,778)
                                                                     -----------         -----------         -----------
Total Net Sales                                                      $ 1,708,595         $ 1,401,473         $ 1,048,558
                                                                     ===========         ===========         ===========

SEGMENT PROFIT (LOSS)
Staffing Services                                                    $    33,481         $    30,761         $    27,346
Telephone Directory                                                        5,830               8,881               4,858
Telecommunications Services                                               11,868              18,722               9,484
Computer Systems                                                          (2,878)                247               7,707
Electronic Publication and Typesetting Systems                             3,119               1,521              (4,127)
Eliminations                                                                                     (12)                (69)
                                                                     -----------         -----------         -----------
  Total segment profit                                                    51,420              60,120              45,199

General corporate expenses                                               (12,106)            (10,811)             (9,811)
                                                                     -----------         -----------         -----------
TOTAL OPERATING PROFIT                                                    39,314              49,309              35,388

Interest and other income - net                                            2,116               2,089               2,278
(Loss) gain on securities                                                                     (3,000)                 52

Gain on sale of joint ventures                                               500              12,807
Gain on sale of interest in subsidiaries                                                                           3,666
Interest expense                                                          (5,712)             (5,656)             (5,167)
Foreign exchange (loss) gain - net                                          (391)                 52                (516)
                                                                     -----------         -----------         -----------
Income before income taxes, equity in joint venture earnings,
  minority interests and extraordinary item                          $    35,827         $    55,601         $    35,701
                                                                     ===========         ===========         ===========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
INDUSTRY SEGMENT DATA--Continued


                                                            October                October              November
                                                           30, 1998                31, 1997              1, 1996
                                                           --------                --------              -------
                                                                       (Dollars in thousands)
IDENTIFIABLE ASSETS
Staffing Services                                           $209,355              $155,818              $ 98,706
Telephone Directory                                           67,754                45,971                41,622
Telecommunications Services                                   62,480                58,393                41,082
Computer Systems                                              35,632                35,750                42,069
Electronic Publication and Typesetting Systems                53,476                55,305                66,504
                                                            --------              --------              --------
                                                             428,697               351,237               289,983
Cash, investments, joint ventures
  and other corporate assets                                  40,629                67,485                47,161
                                                            --------              --------              --------
   Total assets                                             $469,326              $418,722              $337,144
                                                            ========              ========              ========

FORWARD-LOOKING STATEMENTS DISCLOSURE

In order to keep our stockholders and investors informed of the Company's future plans and objectives, this Report and other reports and statements issued by the Company and its officers from time to time contain certain statements concerning the Company's future plans, objectives, performance, intentions and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders to take advantage of the "safe harbor" provisions of that Act.

Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties (many of which are discussed elsewhere in this annual report) that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, general economic, competitive and other business conditions; the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services; material changes in demand from larger customers, including those with which the Company has national contracts; the effect of litigation by temporary employees against temporary help companies and the customers with whom they do business; changes in customer attitudes toward temporary employees and outsourcing; the Company's ability to recruit qualified employees to satisfy customer requirements for the Company's staffing services; the Company's ability to meet competition in its highly competitive markets with minimal impact on margins; intense price competition and pressure on margins; the Company's ability to maintain superior technological capability; the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner and achieve customer acceptance of such products and systems in markets characterized by rapidly changing technology and frequent new product introductions; risks inherent in new product introductions, such as start-up delays, cost overruns, uncertainty of customer acceptance and dependence on third parties for some product components; changes in laws, regulations and government policies; the Company's performance on contracts; the degree and effects of inclement weather; timing of customer acceptances of systems; the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service; the Company's ability to successfully and timely complete its Year 2000 compliance programs, and the ability of certain of its suppliers and customers to be Year 2000 compliant. These and certain other factors are discussed in this annual report for the fiscal year ended October 30, 1998, and from time to time in the Company's other reports hereafter filed with the Securities and Exchange Commission.

STAFFING SERVICES SEGMENT

Volt's Staffing Services segment provides, from 301 branch and on-site offices located throughout the United States, a broad range of employee staffing services, including temporary help, technical personnel placement, and other contingent staffing services, employment and personnel placement services, payrolling services, employment outsourcing services, professional employer services and direct hire placement services, to a wide range of customers. Most customers are located in the United States, but a small portion of the segment's sales are provided outside the United States Except for professional employer services, which are marketed under the name "Shaw & Shaw", the remainder of this segment's services are generally identified and marketed throughout the United States as "Volt Services Group".

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

      Volt Services Group provides professional, engineering, design, computer, scientific and technical support personnel, as well as information technology ("IT") services, contract engineering services and temporary help in administrative, clerical, office automation, accounting, telemarketing, industrial and other job classifications, for varying periods of time (both short and long-term) to companies and other organizations (including government agencies) in a broad range of industries which have a need for such personnel, but are unable, or do not choose to engage such personnel as their own employees. Customers range from those that require one or two temporary employees to national accounts that require as many as several thousand temporary employees at one time.

      Volt Services Group has been successful in obtaining a number of large national contracts which typically involve servicing numerous customer facilities, on-site Volt representation and customized invoicing and management reports. Many of Volt's larger customers, particularly those with national agreements have managed services contracts under which Volt, in addition to providing staffing services, performs administrative functions associated with a customer's contingent staffing requirements. These managed services include the coordination, processing and payment of temporary personnel subcontractors ("associate vendors") for ultimate single source consolidated billing to the customers. Volt also acts as an associate vendor to other national providers to assist them in meeting their obligations to their customers. Employees assigned to a customer under a national account could range from light industrial workers to high-level engineers and information technology professionals. The bidding process for national accounts is very competitive and Volt is usually in competition with other major temporary staffing firms. Most contracts are for a one to three year time period, at which time they are typically rebid. Others are for shorter periods and may be for the duration of a particular project or subproject or a particular need that has arisen which requires additional or substitute personnel and expire upon completion of the project or when the particular need ends. These contracts with national accounts typically require considerable start-up costs and can usually take from six months up to two years to reach anticipated revenue levels. This segment maintains a group dedicated to the acquisition, implementation and service of national accounts; however, there can be no assurance that Volt Services Group will maintain accounts that it currently serves, nor that it can obtain additional national accounts on satisfactory terms.

      Volt Services Group provides personnel to companies throughout a broad spectrum of industries, including the computer, electronics, manufacturing, aerospace, defense, telecommunications, utility, power (including certain nuclear and fossil fuel power plants), transportation, petrochemical, chemical, retail, finance, banking, insurance, architectural, engineering and other industries, as well as to government agencies and universities. Volt Services Group, through its Volt Accounting Specialists division, provides specialized temporary personnel in accounting, bookkeeping and other financial classifications. In addition, branch offices that have developed a specialty in one or more disciplines often use the name "Volt" followed by the specialty discipline(s) to identify themselves.

      Volt Services Group furnishes temporary employees to meet various customer requirements, such as assigning employees to a specific project or subproject (which employees are typically retained until its completion) or to meet a particular need that has arisen, substituting for permanent employees during vacation and sick leave, staffing high turnover positions, filling in during the full-time hiring process or during a hiring freeze, and staffing seasonal peaks, special projects, conversions, inventories and offices that are downsizing. Volt Services Group also provides management personnel to coordinate and/or manage special projects and to supervise temporary employees.

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

      Employees hired by Volt Services Group become Volt employees during the period of their assignment, which ranges from as little as one day to several years. As the employer of record, Volt is responsible for the payment of salaries, payroll taxes, workers' compensation and unemployment insurance and other benefits, which may include paid sick days, holidays and vacations and medical insurance. Lawsuits have been instituted against users of temporary services, including some customers of the Company, by certain temporary employees assigned to such customers. In general, these lawsuits claim that the temporary employees should be classified as the customers' employees and are entitled to participate in certain of the customer's benefit programs. Volt does not know what effect the resolution of these cases will have on the industry in general, nor upon this segment's business.

      In 1998, Volt Services Group created a dedicated group, called Volt Professional Placement, as an employment search agency which specializes in the recruitment and direct hire placement of individuals in professional, information technology, technical, accounting and finance, and administrative support disciplines. In order to support the new service, Volt expects to staff most of its branch offices with one specialized direct hire placement recruiter. Since the direct placement recruiters will operate out of Volt's existing nationwide branch system, the Company does not expect to experience significant start-up costs associated with the new service. In addition, Volt Services Group provides customers of its temporary services with direct full-time employees, the majority of whom have previously been assigned to that customer on a temporary basis and whom the customer desires to hire as direct full-time employees.

      SHAW & SHAW

      Shaw & Shaw, Inc. specializes in professional employer services, known as "employee leasing". Shaw & Shaw shares the employer responsibilities with its client companies, typically serving as the administrative employer of record for either the entire full-time workforce or for a specific department or division of the client company. Services provided by Shaw & Shaw include complete human resource management, legal and regulatory compliance, comprehensive health benefits, retirement plans administration, workers' compensation insurance, loss control and risk management and payroll administration. Shaw & Shaw utilizes the purchasing power of the Company which enables it to provide its customers with cost savings in health care and workers' compensation insurance under its fully-insured plans, as well as labor administration, relieving such customers of the administrative responsibilities involved in maintaining employees.

      Shaw & Shaw provides and markets its services to large and small client companies in a broad spectrum of industries, such as retail, convenience markets, country clubs, restaurants, building contractors, petroleum, manufacturing, grocery, home care, maintenance, janitorial, banking and computer.

During the week ended October 30, 1998, this segment provided approximately 33,000 employees to its customers.

While the markets for the segment's services include a broad range of industries throughout the United States, general economic conditions in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of this segment. In addition, this segment could be affected by changes in government laws and regulations, including judicial decisions involving portions of the staffing services industry, and customers' attitudes toward outsourcing and temporary personnel, as well as decreasing rates of unemployment and higher wages sought by temporary workers, especially those in certain technical fields particularly characterized by labor shortages.

Some of this segment's national contracts are large, and the loss of any large contract could have a negative effect on this segment's business unless, and until, the business is replaced. Downward pressure on this segment's operating margins has occurred over the past several years due to a trend in the industry for large customers to consolidate their use of contingent workers to single source providers. This has resulted in a decrease in gross margin percentage due to higher associate vendor usage, a substantial portion of which is billed without a mark-up, and lower margins on the increasing business with its large, national, managed service accounts. Overhead costs have increased due to start-up costs incurred in connection with the opening of new temporary personnel or commercial placement offices to service national accounts, related infrastructure costs as additional regional and area management is required to support expansion and higher recruiting costs in a contracting labor market. In addition, the Staffing Services segment has seen a softening of the commercial staffing business from some of its major customers, resulting partly from an Asian economic crisis which has resulted in a number of customers transferring work to overseas facilities or subcontracting to domestic companies in order to reduce costs. The segment has also incurred higher costs of recruiting because of the low unemployment rate in the United States.

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

In December 1998, Volt acquired Gatton Computing Group Limited ("Gatton"), a provider of IT contractor resourcing services and IT managed services in the United Kingdom and continental Europe. The purchase price was approximately $35 million of cash. Headquartered near London, England, Gatton offers IT services through three main operating divisions which provides temporary IT contract consultants and specifically tailored recruitment services, and a range of IT services, including systems development consulting, maintenance and technical support services. Gatton reported revenues in fiscal 1998 of approximately $68 million (which are not included in Volt's fiscal 1998 operating results contained elsewhere in this report).

TELEPHONE DIRECTORY SEGMENT

Volt's Telephone Directory segment publishes independent telephone directories, provides telephone directory production, commercial printing, database management, sales and marketing services, licensing of directory production and contract management software systems to directory publishers and others. This segment's business is in a state of transition from concentration on production and systems used in the production of phone directories to the publishing of telephone directories. This segment consists of DataNational, Directory Systems/Services, the Uruguay operations and Advanced Technologies, Research & Development.

      DATANATIONAL

      DataNational, Volt's independent telephone directory publisher, publishes community-based directories in various states, principally in the mid-Atlantic and Southeastern portions of the United States. DataNational's revenues are generated from yellow pages advertising sold in these directories. DataNational offers community-based directories that provide consumers with information concerning businesses that provide services within their local geographic area. The directories also include features that are unique to the community, such as school information, maps and a calendar of events. DataNational's principal competition is regional telephone companies, whose directories typically cover a much wider geographic area than the locations for which DataNational publishes directories. Advertisers are attracted to DataNational's community directory because it enables them to specifically target their local markets at a much lower cost.

      During fiscal 1998, the division added 62 new directories, through acquisitions and internal growth, bringing the total community, county and regional directories to 129. The division identifies new markets where demographics and their local shopping patterns are favorable to the division's community-oriented product and expands accordingly.

      DIRECTORY SYSTEMS/SERVICES

      Directory Systems/Services markets to directory publishers, and utilizes computer systems which combine equipment manufactured by aii and others with software developed by the Company and by third parties specifically for the division, as well as third-party off-the-shelf software. The division integrates and maintains these systems, which manage the production and control of databases, principally for directory and other advertising media publishers. These computer systems produce digitized display advertisements and photocomposed pages, with integrated graphics for yellow and white pages directories, as well as CD/ROM and internet directories. The systems incorporate "workflow management", by which ads are automatically routed between workstations, increasing through-put and control.

      Directory Systems/Services customizes its systems to meet the needs of publishers who desire to perform work in-house. It also provides outsourcing services for advertising, database management and publication to publishers and others who choose not to do the work in-house. The systems are sold or licensed to, and the services are performed for, publishers and others worldwide. It also provides directory management systems and various photocomposition services to a number of regional telephone and independent directory publishers throughout North America, licenses production system software to directory publishers and provides commercial services, such as composition, data processing and database management services, to other customers and separately markets workstations which are used to facilitate the creation of telephone directories.

      Directory Systems/Services, through its Volt Directory Marketing group, also provides telemarketing services for directory advertising sales for both white and yellow pages directories and provides other telemarketing services to directory publishers.

      Services are rendered under various short and long-term contracts and are performed primarily at facilities maintained by Volt in Anaheim, California; Indianapolis, Indiana; Blue Bell and Huntingdon Valley, Pennsylvania; and, in one instance, at the customer's facility.

      A substantial portion of its business is obtained through submission of competitive proposals for contracts that typically expire in one to three years and are then rebid. A contract with one customer, which accounted for approximately 12% of the segment's revenues and 28% of the segment's operating profit for fiscal 1998, expired in June 1998. Other contracts are scheduled to expire in 1999. While the Company has secured new contracts and believes it can secure renewals and/or extensions of some of the contracts which are scheduled to expire, some of which are material to this segment, and to obtain replacement business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

      Directory Systems/Services faces intense competition with respect to all of its services and products from other suppliers and from in-house facilities of potential customers. Some of this division's significant competitors are companies which are larger and have substantially greater financial resources than Volt.

      Commencing in 1999, Directory Systems/Services will publish The National Toll-Free Directory Shoppers Guide and The National Toll-Free Business Buyers Guide, which will provide toll-free numbers for consumers and businesses, respectively. These directories were acquired from AT&T Corp. for whom Volt has been providing prepress production and billing services related to the acquired directories for three years.

      URUGUAY

      Volt's Uruguay operations is the official publisher of white and yellow pages telephone directories for Antel, the government-owned telephone company in Uruguay, under a contract with Antel originally entered into in 1983 and extended through 2001. Revenues are generated from yellow pages advertising.

      In addition to the directory business, the division owns and operates a printing plant that prints its own telephone directories and also prints directories for other publishers in Argentina, Brazil and other South American countries and does commercial printing for various customers in those countries and in Uruguay.

      ADVANCED TECHNOLOGIES, RESEARCH & DEVELOPMENT

      The Advanced Technologies, Research & Development ("ATRD") operation researches and implements new product lines and adopts new computer technology for internal office and business processing automation. Through its Volt Consulting Services division, ATRD also provides the Company, as well as non-affiliated customers, with data processing consulting, applications development and software systems integration services.

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

TELECOMMUNICATIONS SERVICES SEGMENT

Volt's Telecommunications Services segment provides telecommunications services, including engineering, design, construction, installation, maintenance, removals and distribution of telecommunications products in the outside plant and central office and within end user premises. This segment consists of the Volt Telecommunications Group (formerly known as Voltelcon) and Advanced Technology Services divisions.

      VOLT TELECOMMUNICATIONS GROUP

      Volt Telecommunications Group is a nationwide full-service provider of telecommunications services, including engineering, design, construction, installation, maintenance, removals and distribution of telecommunications products. It performs these services on a project and/or contract personnel placement basis in the outside plant and central office, and within end-user premises, for telephone operating companies, interexchange carriers, local exchange carriers, wireless carriers, telecommunications equipment manufacturers, cable television, electric, gas, water and sewerage utilities, federal, state and local government units and private industry.

      The Construction group provides both aerial and underground construction services, using its own vehicles and high production equipment. These services include jack and bore, directional boring, excavation for conduit and manhole systems, cable placement and splicing, pole placement and wrecking, copper, coaxial and fiber optic cable installation, splicing, termination and testing, project management and inspection services. Because much of this business is performed outdoors, operations have been, and could in the future, be adversely affected by weather conditions.

      The Engineering group offers a wide range of outside plant engineering services including, right of way acquisition, network design for copper, coaxial and fiber systems, carrier systems design, conduit design, computer aided design drafting, digitizing records, building industry consultant engineering, turnkey design and construction and air pressure design and record verification.

      The Business Systems group provides systems integration, cabling and wiring services and telephone equipment installation. This involves the engineering, design, installation and management of many types of local and wide area networks, via copper and fiber, for voice, data and video. This division also provides installation and maintenance services to operating telephone companies, long distance carriers and telecommunications equipment manufacturers.

      The Central Office group is a leading provider of telecommunications services including central office engineering, furnishing, installation and removal of transmission systems, distribution frame systems, AC/DC power systems, wiring and cabling, switch peripheral systems, pre and post conditioning, equipment assembly and system integration and controlled environment structures.

      ADVANCED TECHNOLOGY SERVICES

      Volt's Advanced Technology Services was established in 1994 to meet the challenges of the "Information Superhighway" and the merging of voice, data and video services to telephony, broadband and other providers of information system services, such as telephone companies, interexchange carriers, government and private industry. This division of the Telecommunications Services segment accommodates clients in the telecommunications industry who require a full range of services from multiple Volt business segments, such as human resources, equipment, vehicles, systems analysis, network integration, software development and turnkey applications.

Both business units offer partial or complete turnkey services to cellular and Personal Communications Services (PCS) license holders to establish or enhance their network infrastructure. These services include radio frequency engineering, site evaluations and acquisition, network engineering and equipment specifications, logistic support, site construction, testing and integration into the network, outside plant engineering and construction services and central office engineering, furnishing and installation to integrate the license holders' wireless networks into the national telecommunications network.

This segment also offers the added value of being able to provide total management of multi-discipline projects because of its ability to integrate the efforts of all of its groups on a single project. In addition, the segment is also responsible for turnkey programs performed nationwide which require a single point of contact and uniform quality.

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

A substantial portion of Volt's business in this segment is obtained through submission of competitive proposals for contracts that typically expire in one to three years and are then rebid. While the segment has obtained various short and long-term contracts, margins under such contracts have decreased in many instances. One construction contract expired in fiscal 1998 and was not renewed; another expired in December 1998 and has been extended for three months while renewal is being negotiated. A significant Business Systems customer decided to exit a particular market in mid-1998 and focus on a new market. The group's sales and operating profit will be dependent on the customer's success in penetrating the new market. Other contracts that expired in 1998 were renewed, and others will expire in 1999 through 2002. While the Company believes it can secure renewals and/or extensions of some of these contracts which are scheduled to expire, some of which are material to this segment, and obtain replacement business, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

COMPUTER SYSTEMS SEGMENT

The Computer Systems segment provides directory assistance outsourcing services and designs, develops, sells, leases and maintains computer-based directory assistance and other database management and telecommunications systems and related services for the telecommunications industry and provides services, principally computer-based projects, to public utilities and financial institutions. This segment is comprised of Volt Delta Resources ("Volt Delta") and Volt VIEWtech ("VIEWtech").

      VOLT DELTA RESOURCES

      Volt Delta provides directory assistance services and is engaged in the design, programming, sale, integration and maintenance of computer information systems, primarily for the telecommunications market. Volt Delta operates as two business units: Information Systems and Maintech.

      Information Systems markets operator services solutions to telephone companies and interexchange carriers worldwide. Information Systems is transitioning from the sale of systems to a business unit that outsources directory information. To meet the needs of customers who desire to upgrade their operator services capabilities by procuring outside services as an alternative to making a capital investment, the division has deployed and is marketing enhanced directory assistance capabilities as a transaction-based outsourcing service. This service is marketed as Directory Express, with the division owning and operating its own proprietary Delta Operator Services System ("DOSS") and providing access to a national database sourced from listings acquired from the Regional Bell Operating Companies and other independent sources. As an adjunct to Directory Express, Volt Delta's Info Express service permits its transaction-based customers to offer operator assisted yellow pages ("OAYP"), directional and other enhanced directory assistance capabilities. These are designed to provide directory assistance operators worldwide access to over 126 million United States business, residential and government listings. For consumers (the end-users), especially cellular and PCS users, Directory Express is expected to provide a more convenient and efficient level of directory assistance service since, among other things, consumers may obtain enhanced directory and yellow pages information without having to know the correct area code. Enhanced operator services are particularly attractive in the wireless market where there are no printed telephone directories.

      Although Volt Delta has been successful during 1998 in signing up new customers for these services, including three major telephone companies in the long distance and cellular markets, there can be no assurance that it will continue to be successful in marketing this service to additional customers nor that the customers' volume of transactions will be at a level to enable the segment to return to profitability.

      During 1996, Volt Delta Europe ("VDE"), the division's European operations based in the United Kingdom, was awarded a contract by KPN (the Netherlands telephone company) for VDE's Operator and Agent Services Integration System (OASiS), which offers operator services providers with open access to multiple information-based databases. The system has been deployed and is operational in Holland. Enhanced capabilities have recently been added to the system, and this additional peripheral software is currently undergoing final testing. Final acceptance of this additional software is expected in fiscal 1999, and since Volt Delta uses the completed contract method of accounting, recognition of the revenue from this contract will take place at that time. VDE is marketing OASiS to other telecom providers.

      Maintech provides installation planning, system and network monitoring, and system maintenance services to Volt Delta's customers. Maintech also provides an array of services to customers who have purchased computer systems and networks from others. These services include network management, system and network design and implementation, help desk support and workstation and PC integration, as well as maintenance services on DEC, SUN, Silicon Graphics, IBM RS/6000 and other advanced technology product lines.

      In order to fulfill its commitments under its contracts, Volt Delta is required to develop advanced computer software programs and purchase substantial amounts of computer and related equipment manufactured by unaffiliated corporations. Much of the equipment required for these contracts is purchased as needed and is readily available from a number of suppliers.

      VOLT VIEWTECH

      VIEWtech services the energy and water utility industry providing conservation, metering, home improvement financing, and customer services. It is developing a service bureau to provide outsourced metering, billing and internet-based customer services using utility billing software operating on Microsoft's platforms. VIEWtech is the first outsourcing company to join the Environmental Protection Agency's Energy Star Billing Program which prescribes innovative designs in utility bill presentation.

      VIEWtech also contracts with major energy utilities for HomeVIEW internet services which provides energy usage and energy-related home improvement payback analysis.

      VIEWtech provides automatic meter reading ("AMR") installation services for utilities and AMR manufacturers, partnering with a major mid-western utility to install the first AMR system, delivering a combination of customer services, including power outage and basement water detection for homeowners.

      VIEWtech, as a specialty lender, originates and services Fannie Mae-backed energy efficiency financing, contracting with major utilities to sponsor and provide marketing support for such financing. VIEWtech, Fannie Mae, the Federal Emergency Management Agency, and Florida's Department of Consumer Affairs have also partnered to provide disaster resistant home improvement financing, initially as a pilot effort to Florida homeowners.

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

Some of this segment's contracts expired in 1998, while others were renewed and new contracts were awarded to the Company. Other contracts are scheduled to expire in 1999 through 2008. While the Company believes it can secure renewals and/or extensions of some of these contracts which are scheduled to expire, some of which are material to this segment, and obtain replacement business, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

ELECTRONIC PUBLICATION AND TYPESETTING SYSTEMS SEGMENT

aii designs, develops, manufactures, integrates, markets, sells and services computerized imagesetting and publication systems equipment and software that automate the various prepress production steps in the publishing process. aii's products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities. aii has traditionally focused its efforts on high-volume and deadline-driven customers. However, aii continues to take steps to expand its revenue base through the utilization of its core capabilities to expand into niche portions of the lower-volume, less time-sensitive commercial publishing and electronic document transmission markets. Although competition is more intense in these additional markets, aii believes that significant opportunities exist therein.

aii was formed on January 29, 1996, by the merger (the "Merger") into it of the Company's then existing Electronic Publication and Typesetting Systems segment, consisting of Autologic, Incorporated and related foreign subsidiaries of the Company (collectively "Autologic") and Information International, Inc. ("Triple-I"), a publicly-held company. The Company's reported results of operations contained in this Report for periods prior to January 29, 1996 reflect only the operations of Autologic and not those of Triple-I and for subsequent periods reflect the operations of the combined entities. Accordingly, the Company believes that the results of operations for periods before and after the Merger are not comparable, as they do not reflect comparable business structures.

In general, aii's systems consist of computers, laser-based, and computer-based products used for scanning images, storing and retrieving computerized text and images and controlling output of those elements to various output devices, such as laser imaging systems, proofers, platemakers and document distribution systems. The principal imaging device sold by aii is the 3850 film recorder which is manufactured by aii. aii has developed its own proprietary computer-to-plate imager for the newspaper market based on its existing imaging and manufacturing technology. Initial deliveries of this product began in the fourth quarter of 1998. aii also manufactures a scanner, a laser cinema recorder used in the motion picture industry, as well as a variety of hardware and software interface products that enable different computers and other products to communicate and transfer information efficiently. To meet the specific requirements of aii's customers, aii's products can be integrated into complete systems, integrated with a customer's existing products (whether previously purchased from aii or from another vendor) or sold and used individually as "stand alone" units.

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

Direct marketing and sale of aii's products throughout the United States, Mexico, Canada, Australia, New Zealand, and the major markets of Europe are provided by aii. aii's American operations are managed out of its Thousand Oaks, California headquarters. An operations headquarters near London, England and a Pacific operations headquarters in Sydney, Australia manage the international sales and service operations.

Sales made outside the United States by aii subsidiaries, of products manufactured or assembled in the United States, together with export sales by aii directly to unaffiliated foreign customers, amounted to $33.4 million in fiscal 1998, $38.4 million in fiscal 1997 and $46.2 million in fiscal 1996.

A significant portion of aii's business is in the newspaper publishing industry, which has, in the past, experienced significant downturns during recessions. Newspapers have been seeking to reduce costs and expenditures to offset intense competition for advertising revenues and reduced readership of the smaller number of newspapers, especially in the United States. Until recently, these factors had resulted in reductions in equipment purchases by aii's traditional customers. However, newspapers have recently been experiencing increased advertising revenue and increased page counts, although it is not known if this trend will continue. These developments have had a positive effect on aii as newspapers make additional capital expenditures.

aii operates in a highly competitive marketplace. Its position in its markets depends largely upon its reputation, the quality, design and pricing of its products, its ability to maintain high-level technological capabilities, foresee market changes and continue to identify, develop and commercialize innovative and competitive products and systems, and to improve the timeliness of its deliveries and the quality of its field service. Technological advancements, "open system" architecture (which allows customers to assemble standardized component products themselves from several different sources) and general market conditions have increased price competition. A number of firms, some of which are substantially larger and have substantially greater financial resources than aii, manufacture one or more prepress products competing with each of aii's prepress products. Some of these competitors sell their products as complete prepress systems, for some of which aii has no competing systems. Other competitors grant significant price discounts for products which compete with aii's products in order to promote sales of ancillary products as to which aii has no competing product. Although aii continues its investment in research and development, there is no assurance that aii's present or future products will be competitive, that aii will continue to develop new products or that present products or new products will be successfully marketed.

As a result of this increasing competition, as well as changing patterns of customer purchasing that have produced an industry-wide trend toward the purchase of open systems, the industry, including aii, has experienced pressure on profit margins on sales of equipment and software, which is likely to continue. Gross profit margins on customer services have likewise been under considerable pressure in recent years. This is attributable to the industry trend towards using open systems, which enables the user to service some equipment in-house. In addition, since such products are more software oriented, aii offers more maintenance services through remote data transfer, rather than on-site. To counter this pattern, aii is striving to reduce costs while designing and marketing cost justifiable products for its customers.

JOINT VENTURES

In fiscal 1998, Volt and TELUS Advertising Services, a wholly owned subsidiary of TELUS Corporation, formed a joint venture for the publishing of community telephone directories. The two partners have each committed $25 million for the acquisition, start-up and operation of a business engaged in the publication of community telephone directories in the western half of the United States. The joint venture has not yet acquired any directories.

In January 1997, the Company sold its interest (acquired in July 1994) in Telelistas Editora Ltda., ("Telelistas"), a Brazilian company which has a contract to publish Rio de Janeiro's official telephone directories on behalf of the government-owned telephone company. In connection with the sale, the Company continued to grant credit and guarantee the venture's obligations with respect to certain import financing, principally for the printing of telephone directories by the Company's Uruguayan operation. During 1998, Telelistas repaid certain of its obligations and the Company's guarantees were released (see Note G of Notes to Consolidated Financial Statements).

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

RESEARCH, DEVELOPMENT AND ENGINEERING

During fiscal years 1998, 1997 and 1996, the Company expended approximately $11.1 million, $14.3 million and $14.4 million, respectively, on research, development and engineering, all of which is Company sponsored. The major portion of research and development expenditures were incurred by the Electronic Publication and Typesetting Systems, the Telephone Directory and the Computer Systems segments. The decrease in expenditures in fiscal year 1998 was largely due to a reduction in product development in the Computer Systems segment as new products and services have been completed and introduced to new and existing customers.

INTELLECTUAL PROPERTY

"Volt" is a registered trademark of the Company. The Company holds a number of other trademarks and patents related to certain of its products and services; however, it does not believe that any of these are material to the Company's business or that of any segment. The Company is also a licensee of technology from many of its suppliers, none of which individually is considered material to the Company's business or that of its segments.

CUSTOMERS

In fiscal 1998, the Staffing Services segment's sales to three customers, including substantial associate vendor pass-through sales, represented approximately 14%, 11% and 11%, respectively of the total sales of that segment; the Telephone Directory segment's sales to one customer, under a contract which expired in June 1998, represented approximately 12% of the total sales of that segment; the Telecommunications Services segment's sales to three customers represented approximately 28%, 18% and 14%, respectively of the total sales of that segment; and the Computer Systems segment's sales to three customers represented approximately 20%, 14%, and 14%, respectively of the total sales of that segment. Each of these segments is dependent on such customers. One such customer represented 11% of the Company's consolidated sales in fiscal 1998, but less than 10% of the Company's consolidated sales in prior years. In the event that there were additional losses of one or more of these customers, and unless the business is replaced by that segment, there could be an adverse effect on the results for that segment's business, although the Company does not believe that there would be a material adverse effect on the Company taken as a whole.

SEASONALITY

Historically, the Company's results of operations have been lowest in its first fiscal quarter as a result of reduced requirements for its staffing services personnel due to the holiday season. In addition, Pacific Access (see "Joint Venture" above) produced a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters. The Uruguay division of the Telephone Directory segment produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter, and the revenues and profits of that segment's DataNational division are lower in the Company's first fiscal quarter, due to the seasonality of its directory closing schedule. Sales by aii are generally lower in the months of November and December due to the holiday season, which is a peak publishing period when customers are reluctant to install and test new equipment.

EMPLOYEES

During the week ended October 30, 1998, Volt employed approximately 38,700 persons, including approximately 33,000 persons who were on temporary assignment for the Staffing Services segment.

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

The Company currently believes that its relations with its employees are satisfactory.

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

See also Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  PROPERTIES

The Company occupies 44,000 square feet at 1221 Avenue of the Americas, New York, New York under a lease which expires in 2000. The facility serves as the Company's corporate headquarters, the headquarters of the Company's Computer Systems segment and a base for certain operations of its Staffing Services segment. The following table sets forth certain information as to each of the Company's other major facilities:

                                                                            Sq. Ft.
                                                                            Leased                    If Leased,
                                                                              or                     Year of Lease
Location                       Business Segment                             Owned                     Expiration
--------                       ----------------                             -----                     ----------
Anaheim,                       Telephone Directory                          39,000*                      owned
California                     Computer Systems
                               Telecommunications Services

El Segundo,                    Staffing Services                            20,000                       owned
California                     Telecommunications Services

Los Angeles,                   Electronic Publication and                   52,000                       1999
California                        Typesetting Systems

Orange,                        West Region Headquarters                     200,000*                     owned
California                     Accounting Center
                               Staffing Services
                               Telephone Directory
                               Computer Systems

San Diego,                     Staffing Services                            20,000                       owned
California

Thousand Oaks,                 Electronic Publication and                   134,000                      owned
California                        Typesetting Systems

Norcross,                      Electronic Publication and                   13,000                       2000
Georgia                           Typesetting Systems
                               Staffing Services
                               Telecommunications Services

                                                                       Sq. Ft.
                                                                       Leased                         If Leased,
                                                                         or                          Year of Lease
Location                       Business Segment                        Owned                          Expiration
--------                       ----------------                        -----                          ----------
Wallington,                    Computer Systems                       32,000                             2003
New Jersey

Blue Bell,                     Telephone Directory                    52,000                             2001
Pennsylvania

Montevideo,                    Telephone Directory                    96,000                             2001
Uruguay

Chantilly,                     Telephone Directory                    20,000                             2000
Virginia                       Computer Systems
                               Staffing Services

Redmond,                       Staffing Services                      21,000                             2001
Washington

Sunbury on Thames,             Computer Systems                       14,000                             2000
England


* See Note E of Notes to Consolidated Financial Statements for information regarding a term loan secured by these properties.

In addition, the Company leases space in approximately 260 other facilities worldwide (excluding month-to-month rentals), each of which consists of less than 10,000 square feet. These leases expire at various times from 1999 until 2004 (with one, in the United Kingdom, expiring in 2010).

At times, the Company leases space to others in the buildings which it owns, if it does not then require the space for its own business.

The Company believes that its facilities are adequate for its presently anticipated requirements and that it is not dependent upon any individually leased premises.

For additional information pertaining to lease commitments, see Note N of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

          Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

Executive Officers

WILLIAM SHAW, 74, a founder of the Company, has been President and Chairman of the Board of the Company since its inception and has been employed in executive capacities by the Company and its predecessors since 1950.

JEROME SHAW, 72, a founder of the Company, has been Executive Vice President and Secretary of the Company since its inception and has been employed in executive capacities by the Company and its predecessors since 1950.

IRWIN B. ROBINS, 64, has been a Senior Vice President of the Company since September 1985 and has been employed in executive capacities by the Company since 1980.

JAMES J. GROBERG, 70, has been a Senior Vice President and Principal Financial Officer of the Company since September 1985 and was also employed in executive capacities by the Company from 1973 to 1981.

STEVEN A. SHAW, 39, has been a Vice President of the Company since April 1997 and has been employed by the Company in various capacities since November 1995. For more than five years prior thereto, he controlled and operated a number of privately-held telecommunication services companies.

HOWARD B. WEINREICH, 56, has been General Counsel of the Company since September 1985 and has been employed in executive capacities by the Company since 1981.

JACK EGAN, 49, has been Vice President - Corporate Accounting and Principal Accounting Officer since January 1992 and has been employed in executive capacities by the Company since 1979.

DANIEL G. HALLIHAN, 50, has been Vice President - Accounting Operations since January 1992 and has been employed in executive capacities by the Company since 1986.

LUDWIG M. GUARINO, 47, has been Treasurer of the Company since January 1994 and has been employed in executive capacities by the Company since 1976.

William Shaw and Jerome Shaw are brothers. Steven A. Shaw is the son of Jerome Shaw. There are no other family relationships among the executive officers or directors of the Company.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS

The Company's common stock has been traded on the New York Stock Exchange (NYSE Symbol-VOL) since May 7, 1997, prior to which it was included in The Nasdaq Stock Market National System. The following table sets forth the high and low prices of Volt's common stock, as reported by the NYSE since May 1997 and by Nasdaq, without retail mark-up, mark-down or commission, prior thereto:


                                           1998                                 1997 (a)
                                 -----------------------                -----------------------
Fiscal Period                    High                Low                High                Low
-------------                    ----                ---                ----                ---
First Quarter                   $70-1/4            $38-3/4            $33                  $22-1/3
Second Quarter                   58-1/4             29-7/8             36-2/3               28-1/2
Third Quarter                    34-3/16            26-1/16            56-3/4               36-1/2
Fourth Quarter                   29                 15-5/16            69-3/16              52-5/8

(a) Restated to reflect a three-for-two stock split, distributed in the form of a 50% stock dividend on May 27, 1997.

The approximate number of record holders of the Company's common stock at January 15, 1999 was 433.

Cash dividends have not been paid during the reported periods. The Company has agreements, which contain financial covenants, one of which requires the Company to maintain a consolidated net worth of $140.3 million, increasing by 50% of consolidated net income for each completed fiscal year after the fiscal 1998 (see Note E of Notes to Consolidated Financial Statements). Therefore, the amount available for dividends at October 30, 1998 was $60.9 million.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                             Year Ended (Notes 1 and 3)
                                               -------------------------------------------------------------------------------
                                               October          October          November          November           October
                                               30, 1998         31, 1997          1, 1996           3, 1995           28, 1994
                                               --------         --------          -------           -------           --------
                                                                 (Dollars in thousands, except per share data)
Net Sales                                     $ 1,708,595      $ 1,401,473      $ 1,048,558       $   907,307       $   720,871
                                              ===========      ===========      ===========       ===========       ===========
Income before extraordinary item              $    20,903      $    39,850 *    $    22,435 *     $    16,386           $12,044 *
Extraordinary item - loss on redemption
  of debt, net of income taxes--Note 2                                                  (87)              (62)             (271)
                                              -----------      -----------      -----------       -----------       -----------
Net income                                    $    20,903      $    39,850      $    22,348       $    16,324       $    11,773
                                              ===========      ===========      ===========       ===========       ===========

                                                       Per Share Data (Restated for stock splits in fiscal 1997 and 1995)
Basic:
  Income before extraordinary item            $      1.40      $      2.71      $      1.54       $      1.13       $      0.84
                                              ===========      ===========      ===========       ===========       ===========
  Weighted average number of shares            14,917,846       14,707,055       14,527,157        14,451,501        14,408,238
                                              ===========      ===========      ===========       ===========       ===========
Diluted:
  Income before extraordinary item            $      1.37      $      2.62      $      1.52       $      1.12       $      0.83
                                              ===========      ===========      ===========       ===========       ===========
  Weighted average number of shares            15,253,665       15,182,240       14,799,665        14,672,711        14,469,711
                                              ===========      ===========      ===========       ===========       ===========
Total assets                                  $   469,326      $   418,722      $   337,144       $   264,011       $   226,904

Long-term debt, net of current portion        $    54,048      $    55,447      $    57,395       $    28,819       $    40,788

Note 1--Fiscal years 1994 and 1996 through 1998 were comprised of 52 weeks, while fiscal year 1995 was comprised of 53 weeks.
Note 2--See Note E of Notes to Consolidated Financial Statements for fiscal year 1996. The fiscal year 1995 and 1994 extra- ordinary losses were due to the early redemption ($10.0 million in 1995 and $30.0 million in 1994) of debentures.
Note 3--Cash dividends have not been paid during the five-year period ended October 30, 1998.

* The results of operations include the following gains and (losses) on the write-down of investments in 1997 and the sale of marketable securities in 1996 and 1994: 1997 - ($3.0 million, $1.8 million, net of taxes) or ($0.12 per share); 1996 - $52,000 and 1994 - ($7,000).

    The results for the fiscal year ended October 31, 1997 included a gain of $12.8 million ($7.9 million, net of taxes, or $0.52 per share) on the sale of the Company's interest in an Australian joint venture.

    The results for the fiscal year ended November 1, 1996 included gains aggregating $2.6 million ($1.6 million, net of taxes, or $0.11 per share) as a result of an agreement to pay a premium to an insurance carrier to close out prior years' retrospective insurance policies at an amount less than related liabilities for workers' compensation insurance previously provided by the Company.

    In October 1996, the Internal Revenue Service concluded its examination of the Company's tax returns for fiscal years 1989 through 1993. As a result of the examination, $1.4 million ($0.09 per share) and $723,000 ($443,000, net of taxes, or $0.03 per share) were included as a tax benefit and interest income, respectively, for the fiscal year ended November 1, 1996.

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

Fiscal Year 1998 Compared to Fiscal Year 1997

Results of Operations - Summary

Sales in fiscal 1998 increased by $307.1 million, or 22%, to $1.7 billion from $1.4 billion in fiscal 1997. The increase in sales in 1998 was primarily attributable to increases in the Staffing Services segment of $293.4 million.

The Company's income before income taxes, equity in joint venture earnings and minority interests decreased by $19.8 million, or 36%, in 1998 to $35.8 million. The 1997 results included a pretax gain of $12.8 million on the sale of the Company's interest in an Australian joint venture, partially offset by a $3.0 million pretax charge to earnings to fully reserve an investment in a PCS/wireless company. Segment profit decreased by $8.7 million, or 14%, to $51.4 million in 1998. The decrease in segment profit in 1998 was from the Telecommunications segment, with a decrease of $6.9 million, the Computer Systems segment, with a decrease of $3.1 million, and the Telephone Directory segment, with a decrease of $3.1 million. These were partially offset by increases in the operating profits of the Staffing Services segment, with an increase of $2.7 million, and the Electronic Publication and Typesetting Systems segment, with an increase of $1.6 million.

Consolidated 1997 results included earnings of $6.8 million from the Company's Australian and Brazilian joint ventures, both of which were sold in 1997.

Net income in fiscal 1998 and 1997 was $20.9 million and $39.9 million, respectively.

Results of Operations - Segments

The Company's consolidated segment profit was $51.4 million in fiscal 1998, compared with $60.1 million in fiscal 1997 (see Industry Segment Data in Item 1 of this Report and Note J of Notes to Consolidated Financial Statements in Item 8 of this Report).

The Staffing Services segment's sales increased by $293.4 million, or 29%, in fiscal 1998 to $1.3 billion. Segment profit increased by $2.7 million, or 9%, to $33.5 million in fiscal 1998. Approximately $127.7 million, or 44%, of the segment's 1998 sales increase was due to pass-through costs, primarily related to the use of subcontractors to service large national contracts, which increased from $154.4 million to $282.1 million in 1998. In fiscal 1998, approximately $39.7 million of the segment's sales increase resulted from business with new customers. The remaining increase of $126.0 million was with existing customers. The increase in the segment's operating profit was due to the increase in sales volume, partially offset by a decrease in gross margin of approximately 0.8 percentage points and higher overhead costs. The decrease in gross margin percentage was due to the higher associate vendor usage, a substantial portion of which is billed without a mark-up, and lower margins on the

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1998 Compared to Fiscal Year 1997--Continued

Results of Operations - Segments--Continued

increasing business with large national managed service accounts. Downward pressure on this segment's margins have occurred over the past several years due to a trend in the industry for large customers to consolidate their use of contingent workers to single source providers.

Overhead costs increased due to start-up costs in connection with the opening of new temporary personnel or commercial placement offices to service national accounts, related infrastructure costs as additional regional and area management is required to support expansion and higher recruiting costs in the contracting labor market. Some of the segment's customers are large, and the loss of any large contract could have a negative effect on this segment's business unless, and until, the business is replaced. Although the markets for the segment's services include a broad range of industries throughout the United States, general economic difficulties in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of this segment.

The Telephone Directory segment's sales decreased by $355,000, or 0.4%, to $89.2 million in fiscal 1998. Segment profit decreased by $3.1 million, or 34.4%, to $5.8 million. The sales decrease was due to decreased production revenue of 9% and decreased system sales of 57%, offset, in large part, by increased independent directory sales of 35%. The decreased production revenue and sales of systems used in production was due to the expiration in June 1998 of a contract with one customer, which accounted for 12% of the segment's sales in 1998, and the absence of significant systems contracts as the segment transitions its emphasis from providing production services and systems to the publishing of telephone directories. The increase of independent directory sales was primarily attributable to thirty-three new directories published in fiscal 1998, a substantial portion of which were acquired in fiscal 1997 and fiscal 1998. The decrease in segment profit in fiscal 1998 was due to the expiration of the production contract, which accounted for 28% of the segment's operating profit in 1998, lower high-margin systems sales, and increased selling and administrative costs to support the growth of independent directory sales discussed above, as well as anticipated future growth. The effects of the higher costs were partially offset by the increase in independent directory sales. This segment's services are rendered under various short and long-term contracts, some of which expired in 1998, while others were renewed and new contracts were awarded to the segment. Other contracts are scheduled to expire through 2001. While the segment believes it can secure renewals and/or extensions of some of the contracts which are scheduled to expire, some of which are material to this segment, and obtain replacement business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the segment on satisfactory terms.

The Telecommunications Services segment's sales increased by $22.6 million, or 16%, to $168.8 million in 1998. This segment's profit decreased by $6.9 million, or 37%, in fiscal 1998 to $11.9 million. The sales increase was due to a 112% increase in the Central Office group and a 64% increase in the Business Systems group. Operating results decreased due to a 3.5 percentage point decrease in gross margins and higher overhead costs. The decrease in gross margin percentage was due to increased sales volume of lower-margin business system services and a shift toward lower-margin projects in construction services as customers favored fixed-price and competitively-bid awards. The increased overhead costs are the result of increased sales growth and the geographic expansion of this segment. A substantial portion of the business in this segment is obtained through submission of competitive

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1998 Compared to Fiscal Year 1997--Continued

Results of Operations - Segments--Continued

proposals for contracts that typically expire in one to three years and are then rebid. While the segment has obtained various short and long-term contracts, margins under such contracts have decreased in many instances. One construction contract expired in fiscal 1998 and was not renewed; another expired in December 1998 and has been extended for three months while renewal is being negotiated. A significant Business Systems customer decided to exit a certain market in mid-1998 and focus on a new market. The division's sales and operating profit will be dependent on the customer's success in penetrating the new market. Other contracts that expired in 1998 were renewed, and others will expire in 1999 through 2002. While the Company believes it can secure renewals and/or extensions of some of these contracts which are scheduled to expire, some of which are material to this segment, and obtain replacement business, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

The Computer Systems segment's sales decreased by $10.7 million, or 15%, to $59.5 million in fiscal 1998. The segment incurred a loss in fiscal 1998 of $2.9 million, compared to a profit of $247,000 in fiscal 1997. The decrease in sales was due to lower system enhancement sales and a decrease in sales of conservation services to utilities, resulting from the phase-out of several large contracts with customers which no longer require the segment's services. The segment loss was due to lower sales volume of conservation services and the reduction, in fiscal 1998, of high-margin system enhancement sales which benefited operating profit in fiscal 1997, as well as continued start-up costs related to the transition of providing customers with transaction-based outsourcing services. Although the segment has been successful in fiscal 1998 in obtaining new contracts for these services, there can be no assurance that additional customers can be obtained or that the customers' volume of transactions will be at a level to enable the segment to return to profitability. However, in fiscal 1999 the segment expects to receive final acceptance and recognize sales and operating profit related to a significant operator services system in Holland which is being accounted for under the completed contract method of accounting.

The Electronic Publication and Typesetting Systems segment's sales increased by $3.0 million, or 4%, to $87.6 million in fiscal 1998. The segment profit in fiscal 1998 was $3.1 million, compared to $1.5 million in fiscal 1997. The increase in sales resulted from a $4.0 million increase in sales of systems and equipment offset in part by a decrease of $1.0 million in customer service sales. The increased sales of systems and equipment were due to increased demand and customer purchases to replace older equipment. The increase in segment profit was primarily the result of the increased sales. The markets in which the segment competes are subjected to rapidly changing technology, with sales in fiscal years 1998 and 1997 of equipment introduced within the three years prior to the applicable fiscal year comprising approximately 88% and 86%, respectively, of equipment sales.

Results of Operations - Other

Selling and administrative expenses increased $8.1 million, or 15%, to $62.1 million in fiscal 1998 to support the increased sales levels. These expenses expressed as a percentage of sales were 3.6% in fiscal 1998 and 3.8% in fiscal 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1998 Compared to Fiscal Year 1997--Continued

Results of Operations - Other--Continued

Research, development and engineering expenses decreased by $3.2 million, or 22%, to $11.1 million in 1998. The decrease in fiscal 1998 was primarily due to a reduction in product development in the Computer Systems segment as new products and services were completed and introduced to new and existing customers.

Depreciation and amortization increased by $274,000, or 1%, to $20.8 million in 1998. The fiscal 1998 increase was attributable to amortization of intangibles due to acquisitions made in fiscal 1997 and fiscal 1998. (See Notes H and J of Notes to Consolidated Financial Statements).

Interest income increased by $780,000, or 46%, in fiscal 1998 primarily as a result of increased funds invested due to cash received from the sale of the Company's Australian joint venture at the end of fiscal 1997.

Other income (expense) decreased by $753,000 in fiscal 1998, primarily due to a non-recurring charge of $650,000 for professional fees in connection with a terminated transaction.

The Company's equity in net income of its joint ventures was $6.8 million in 1997. In September 1997, the Company sold its interest in its Australian joint venture resulting in a pretax gain of $12.8 million. In January 1997, the Company sold its 50% interest in its Brazilian joint venture. In connection with that sale, the Company continued to grant credit and guarantee the venture's obligation with respect to certain import financing, principally for the printing of telephone directories by the Company's Uruguayan division, and therefore, had deferred the gain on the sale. During fiscal 1998, the venture repaid certain of its obligations and accordingly, $500,000 of the previously deferred gain was recognized in fiscal 1998. The $2.0 million balance of the deferred gain will be recognized as the Company's Uruguayan division collects its receivables from Telelistas which is anticipated to occur in fiscal 1999.

The foreign exchange loss in fiscal 1998 was $391,000, compared to a gain in fiscal 1997 of $52,000. The loss in fiscal 1998 was due to unfavorable, and the gain in fiscal 1997 was due to favorable, currency movements in the European currency market. To minimize the potential adverse impact on the Company's foreign currency receivables and sales when the dollar strengthens against foreign currencies, foreign currency options and forward contracts are purchased.

See Note F of Notes to Consolidated Financial Statements for information concerning the Company's effective tax rates for fiscal years 1998 and 1997.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1997 Compared to Fiscal Year 1996

Results of Operations - Summary

Sales in fiscal 1997 increased by $352.9 million, or 34%, from fiscal 1996. The increase in sales in 1997 was primarily attributable to increases in the Staffing Services segment and the Telecommunications Services segment of $304.5 million and $54.7 million, respectively.

The Company's income before income taxes, equity in joint venture earnings, minority interests and extraordinary item increased by $19.9 million, or 56%, in 1997 to $55.6 million. Fiscal 1997 results included a $12.8 million pretax gain on the sale of the Company's interest in an Australian joint venture and was reduced by a $3.0 million pretax charge to earnings, to fully reserve an investment in a PCS/wireless company. Segment profit increased by $14.9 million, or 33%, to $60.1 million in fiscal 1997. The increase in segment profit in fiscal 1997 was primarily from the Telecommunications segment, with an increase of $9.2 million, the Electronic Publication and Typesetting Systems segment, with an increase of $5.6 million, the Telephone Directory segment, with an increase of $4.0 million, and the Staffing Services segment, with an increase of $3.4 million. These were partially offset by a decrease in the segment profit of the Computer Systems segment of $7.5 million.

Consolidated fiscal 1997 results included earnings of $6.8 million from its Australian and Brazilian joint ventures, both of which were sold in fiscal 1997.

The extraordinary item in fiscal 1996 consisted of a loss of $87,000 due to the retirement at par of the remaining $22.9 million face value of the Company's 12-3/8% Senior Subordinated Debentures.

Net income in fiscal 1997 and 1996 was $39.9 million and $22.3 million, respectively.

Results of Operations - Segments

The Company's consolidated segment profit was $60.1 million in fiscal 1997, compared to $45.2 million in fiscal 1996. (See Industry Segment Data in Item 1 of this Report and Note J of Notes to Consolidated Financial Statements in Item 8 of this Report).

The Staffing Services segment's sales increased by $304.5 million, or 43%, in fiscal 1997 to $1.02 billion. Segment profit increased by $3.4 million, or 12%, to $30.8 million in fiscal 1997. Approximately $82.9 million, or 27%, of the segment's 1997 sales increase was due to pass-through costs primarily related to the use of associate vendors to service large national contracts, which increased from $71.5 million to $154.4 million in 1997. In fiscal 1997, approximately $74.5 million of the segment's sales increase resulted from business with new customers, including $39.2 million from one such customer. The remaining increase of $154.9 million was with existing customers, partially offset by the loss of $7.8 million of sales to a high margin customer which, since April 1996, has no longer required the segment's services. The increase in the segment profit was due to the increase in sales volume, partially offset by a decrease on gross margin of approximately 0.9 percentage points, higher overhead costs and the absence, in 1997, of a non-recurring 1996 favorable $2.1 million retrospective workers' compensation insurance adjustment.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1997 Compared to Fiscal Year 1996--Continued

Results of Operations - Segments--Continued

The Telephone Directory segment's sales increased by $11.0 million, or 14%, to $89.6 million in fiscal 1997. In fiscal 1997, the segment profit increased by $4.0 million, or 83%, to $8.9 million. The fiscal 1997 sales increase was due to an 8% increase in telephone directory production volume, an increase in independent directory sales of 9%, increased sales by its Uruguayan operation of 14%, increased telemarketing sales of 62% and increased system sales of 35%. The increase in operating profit in fiscal 1997 was due to the sales increases and a
4.4 percentage point decrease in total operating expenses expended per sales dollar and the absence in 1997 of non-recurring costs incurred in 1996 by the Uruguay operation resulting from a move to a new facility and installation of new equipment.

The Telecommunications Services segment's sales increased by $54.7 million, or 60%, to $146.2 million in 1997. Segment profit increased by $9.2 million, or 97%, in fiscal 1997 to $18.7 million. The fiscal 1997 sales increase was due to a 163% increase in the Advanced Technology Services group, a 46% increase in the Construction group and a 59% increase in the Business Systems group. Operating results improved due to the increased sales volume and a 2.5 percentage point increase in gross margins.

The Computer Systems segment's sales decreased by $8.9 million, or 11%, to $70.2 million in fiscal 1997. The segment profit in fiscal 1997 was $247,000, compared to $7.7 million in fiscal 1996. Fiscal 1997 and 1996 sales included revenues of $24.4 million and $27.6 million, respectively, recognized on customer acceptance of several system enhancement sales. The decrease in sales and operating profit was primarily due to decreased sales and profits on conservation services to utilities due to the phase-out under a large contract with a customer which no longer required the segment's services. This customer accounted for approximately 9% of the segment's revenues and 46% of the segment's operating profit for fiscal 1996. The decrease in sales of system enhancements and the start-up costs related to Directory Express, a new transaction-based outsourcing service, further reduced operating profits.

The Electronic Publication and Typesetting Systems segment's sales decreased by $4.3 million, or 5%, to $84.6 million in fiscal 1997. However, the segment profit in fiscal 1997 of $1.5 million, compared to a loss of $4.1 million in fiscal 1996. Since January 29, 1996, the segment has been comprised of the Company's former Autologic Incorporated subsidiary and related foreign subsidiaries ("Autologic"), which were combined on that date with Information International, Incorporated ("Triple-I"). The results of operations for fiscal 1996 reflect the three-month results of Autologic on a stand-alone basis and the nine-month results of the merged operations, while results for fiscal 1997 reflect the results of the merged operations for all twelve months. The fiscal 1997 sales decrease resulted from a decrease in sales of systems and equipment, primarily in the European market, partially offset by an increase in customer service sales in the domestic market. The increased profitability in fiscal 1997 was due to a 9.0 percentage point improvement in gross margins and the absence of a $700,000 restructuring charge related to the merger which was recorded in the first quarter of fiscal 1996, partially offset by the decreased sales volume, an increase in operating expenses and charges in 1997 of $2.1 million (compared to $1.6 million in 1996) for amortization of intangibles resulting from the merger. Systems and equipment gross margins increased by 11.1 percentage points, principally due to a change in the product mix (an increase in sales of some high margin products and a decrease in sales of some low margin products), lower manufacturing costs and reduced

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1997 Compared to Fiscal Year 1996--Continued

Results of Operations - Segments--Continued

competition. Customer service gross margins improved by 6.6 percentage points, due primarily to workforce reductions. Operating expenses increased due to the development of additional products and expansion into new markets. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal years 1997 and 1996 of equipment introduced within the three years prior to the applicable fiscal years comprising approximately 86% and 98%, respectively, of equipment sales.

Results of Operations - Other

Research, development and engineering expenses decreased by $65,000, or less than 1%, to $14.3 million in fiscal 1997. A reduction in product development by the Telephone Directory segment was partially offset by increases by the Computer Systems and Electronic Publication and Typesetting Systems segments.

Depreciation and amortization increased by $4.2 million, or 26%, to $20.5 million in fiscal 1997. The fiscal 1997 increase was due to increased fixed asset expenditures in fiscal years 1996 and 1997 and a full year of amortization of intangibles in fiscal 1997, compared to nine months of amortization in fiscal 1996, resulting from the 1996 Autologic transaction.

Interest income decreased by $1.4 million, or 45%, in fiscal 1997. The decrease in fiscal 1997 was primarily attributable to $723,000 of interest income received in fiscal 1996 on a tax refund from the Internal Revenue Service as the result of the completion of an examination of the Company's tax returns for fiscal years 1989 to 1993, and due to the use of available funds to eliminate sales of receivables under the Company's former securitization program.

Other income (expense) changed favorably by $1.2 million in fiscal 1997, primarily due to $1.6 million of lower fees resulting from the elimination in the first half of fiscal 1997 of sales of receivables under the Company's former securitization program, partially offset by an increase in sundry expenses.

The Company's equity in net income of its joint ventures was $6.8 million in fiscal 1997, compared to a $1.4 million loss in fiscal 1996. The improvement was due to an increase in the Company's portion of earnings from its Brazilian and Australian joint ventures. In September 1997, the Company sold its interest in the Australian joint venture resulting in a pretax gain of $12.8 million. In January 1997, the Company sold its 50% interest in the Brazilian joint venture. The Company's portion of profits earned by the venture of $3.2 million was included in equity in net income (loss) of joint ventures (see Note G of Notes to Consolidated Financial Statements).

The foreign exchange gain in fiscal year 1997 was $52,000, compared to a loss in 1996 of $516,000. The gain in 1997 was due to favorable, and the loss in 1996 was due to unfavorable, currency movements in the European currency markets.

Interest expense increased by $489,000, or 9%, to $5.7 million in 1997. The increase was primarily due to an increase in long-term debt resulting from the issuance in a private placement, in August 1996, of $50.0 million of

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1997 Compared to Fiscal Year 1996--Continued

Results of Operations - Other-- Continued

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by $22.6 million in 1998 to $31.6 million.

Cash of $6.8 million was provided by operating activities in fiscal 1998. Primary among the factors providing cash flows to operating activities in fiscal 1998 was the Company's net income of $20.9 million, augmented by $20.8 million of depreciation and amortization, and increases in accounts payable of $29.9 million primarily due to an increased use of associated vendors by the Staffing Services segment to service national accounts. Among the principal applications of cash in operating activities in fiscal 1998 were an increase in the level of accounts receivable of $63.2 million due to increased sales with new and existing customers.

The principal factors in cash applied to investing activities of $29.9 million were $22.4 million of purchases of property, plant and equipment and $6.8 million of acquisitions of various directories and a staffing services business.

The principal factor in cash applied to financing activities of $419,000 was the payment of $1.9 million of long-term debt partially offset by $1.5 million from the exercise of stock options.

In addition to its cash and cash equivalents, at October 30, 1998, the Company had $88 million of credit lines with banks, of which $75.0 million is under a revolving credit agreement that is not scheduled to expire until January 2002 and may, subject to meeting certain conditions, be renewed. The Company had outstanding bank borrowings of $4.1 million at October 30, 1998 under such lines. After taking account of the acquisition of Gatton, described below, the Company increased its outstanding bank borrowings to $39.1 million during December 1998.

In December 1998, Volt acquired Gatton Computing Group Limited ("Gatton"), a provider of IT contracting and managed services in the United Kingdom and continental Europe. The purchase price was approximately $35 million of cash.

In fiscal 1998, the Company formed a joint venture with TELUS Corporation to publish community telephone directories in the Western half of the United States. Each partner has committed $25 million for acquisitions, start-up and operations of the venture. The joint venture has not yet acquired any directories.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued

The Company believes its current financial position, credit lines and future cash flows will be sufficient to fund its presently contemplated operations and satisfy its debt obligations. The Company may determine, from time-to-time in the future, to buy shares of its common stock.

The Company has no material capital commitments, except for approximately $6.0 million to purchase an Enterprise Resource Planning System for internal use. This system is being purchased to satisfy the Company's ongoing information technology requirements. Current systems are in the process of being made Year 2000 compliant. This sum includes part of the purchase price for the system together with an initial support contract. The total cost to purchase and install this system, including computer hardware, implementation and other consulting services is anticipated to be approximately $15 million, a substantial portion of which will be capitalized and amortized over 7 years. It is anticipated that financing for a large portion of this amount will be available from the vendors.

Year 2000 Compliance

The Year 2000 issues have arisen as a result of computer programs being written using two digits rather than four to define the applicable year. Programs that have time sensitive software may therefore recognize "00" as the year 1900 rather than the year 2000, which could result in major system failures or miscalculations.

State of Readiness

The Company utilizes software and related technologies throughout its businesses that will be affected by the issues associated with the programming code in existing systems as the Year 2000 approaches. Volt's Enterprise-Wide Year 2000 Compliance Assurance Program (the "Program") was initiated during 1997, in order that the Company's internal systems and products offered for sale will continue to meet its internal needs and those of its customers.

The Program involves Volt employees and consultants identifying, correcting and reprogramming, and testing all of its computer equipment and software for Year 2000 compliance. For this purpose, computer equipment and software includes systems that are commonly thought of as Information Technology ("IT") systems, as well as non IT systems such as alarm systems, fax machines, etc. which may contain embedded technology which is time sensitive.

The Program required that the individual business units of the Company formally develop a plan to ensure Year 2000 compliance. The Program was divided into the following phases:

    -    Identification and inventory of all computer equipment and software
    -    Initial system assessment, including assessment of risk
    -    System corrections and implementation of corrections
    - Testing of systems including any systems corrections and replacement systems

The Program was segmented to cover both internal systems and company products. The Company has established a policy that all current products be Year 2000 compliant and that new products are tested for Year

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

Year 2000 Compliance--Continued

2000 compliance. The testing of current products is currently in progress, and that of new products is ongoing. Users of older non-compliant products have been notified of the requirement to upgrade, if required.

The Company has addressed the Year 2000 issue with the suppliers of systems on which certain of the Company's systems rely and with which significant electronic commerce is conducted, and has requested verification that they will be compliant on a timely basis. To that end, the Company has been and will continue to work closely with those vendors to ascertain that Year 2000 compliance is achieved. The Company is not aware of any significant third party that has a compliance issue which would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means to ensure that such third parties will in fact be Year 2000 compliant, and the inability of third parties to be compliant in a timely fashion could have a material adverse impact on the Company. The effect of non-compliance by a third party is not determinable.

The readiness target date was December 31, 1998. Although this date was not met for every system, the Program is at an advanced stage. The identification, inventory and the initial and risk assessment stages of the program have been completed, and those systems critical to the Company's business have had corrections provided and have either been tested or are in the process of being tested. It is presently anticipated that the entire Program will have been completed by June 1999.

Based on ongoing assessments of current progress and future plans, the Company believes that the Year 2000 date will not significantly affect its ability to deliver services and products to its customers on a timely basis. No issues have been encountered, nor are any anticipated, which would materially affect the Company's ability to continue operations.

Costs of Addressing Year 2000 Issues

The Company's cost of Year 2000 remediation is estimated at $4.7 million through the end of 1999. The actual and estimated future costs are as follows:

                            Costs through            Estimated
                          October 30, 1998         Future Costs            Total
                          ----------------         ------------            -----
                                              (Dollars in thousands)
Internal Systems                $1,400                 $1,200             $2,600

Product Line                     1,200                    900              2,100
                                ------                 ------             ------
Total Costs                     $2,600                 $2,100             $4,700
                                ======                 ======             ======


The above costs include the costs of identification, system corrections and testing and are expensed as incurred. The estimated future costs include the continued testing of all systems including the extensive testing of the software where corrections have been made by external consultants and returned to the Company. In addition to the above, the Company has also purchased and will purchase in 1999 new hardware and software which

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

Year 2000 Compliance--Continued

replaces older non-compliant systems. These new systems were required to meet the Company's increasing information requirements, in addition to the requirements for Year 2000 compliance. The estimated costs of such systems is $1.4 million, and will be capitalized.

Risks of the Company's Year 2000 Issues

The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the program. Failure to correct a material Year 2000 issue could result in an interruption to, or a failure of, normal business activities or operations. Such an interruption, or failure, could materially adversely affect the Company's results of operations, liquidity and financial condition. In addition, disruption in the economy in general resulting from Year 2000 issues could also materially adversely impact the Company. The amount of potential liability and lost revenue can not be reasonably estimated at this time.

However, all of the Company's internal systems and product lines have been thoroughly reviewed and a substantial portion of the testing has been completed. Corrections of systems which are more critical to the operations of the Company were prioritized and the efforts were focused on these systems first.

The Company's Contingency Plans

Although the Company believes that both its internal systems and product lines will be compliant in a timely manner, the Company is in the process of developing contingency plans and expects to be finished in the early part of 1999. Such plans will include back up stand alone systems, methods not relying on computers, and the identification and commitment of alternate suppliers and vendors. Those business units supplying products dependent on time sensitive computer systems will have teams of technicians available to assist customers with any Year 2000 issues which are not revealed until after December 31, 1999.

The Company does not anticipate that problems of this nature will be significant due to thorough testing of its product line.

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:

Interest Rate Market Risk

The Company has cash equivalents on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $88 million. At October 30, 1998 the Company had borrowings totaling $4.1 million under these agreements and, in addition, during December 1998, the Company borrowed an additional $35 million. The interest rates on these borrowings are variable and therefore interest expense and interest income is affected by the general level of U.S. and foreign interest rates. Increases in interest expense resulting from an increase in interest rates would be offset to some extent by a corresponding increase in interest income from cash equivalents.

The Company's long-term debt consists substantially of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not exposed to changes in interest rates in the near term.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan, and non-current investments consisting of a portfolio of equity securities. The total market value of these investments is $2.6 million and based on this value the Company does not believe that its exposure to market risk from these investments is material.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries whose financial statements are translated using the accounting policies described in Note A of Notes to the Consolidated Financial Statements. The Company is subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar, which may impact reported earnings. The Company attempts to reduce these risks by utilizing foreign currency option contracts to hedge the adverse impact on foreign currency receivables and sales when the dollar strengthens against the related foreign currency. At October 30, 1998, the Company had purchased foreign currency options in the aggregate notional amount of $7.5 million, which approximated its exposure in foreign currencies at that date. The Company does not believe that it is exposed to material foreign exchange market risk.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  ERNST & YOUNG LLP           787 Seventh Avenue          Phone #: 212-773-3000
                              New York, New York 10019



                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Volt Information Sciences, Inc.


We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of October 30, 1998 and October 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at October 30, 1998 and October 31, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    Ernst & Young LLP



December 15, 1998

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                  October        October
                                                                                  30, 1998       31, 1997
                                                                                  --------       --------
                                                                                   (Dollars in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents--Note A                                               $  31,625      $  54,234
  Short-term investments--Notes A, B and M                                            1,099            105
  Trade accounts receivable less allowances of $5,822 (1998) and
   $5,067 (1997)--Note E and Schedule II                                            286,655        227,548
  Inventories--Notes A and C                                                         38,997         35,953
  Deferred income taxes--Notes A and F and Schedule II                                8,065          8,102
  Prepaid expenses and other assets                                                   7,005          9,832
                                                                                  ---------      ---------
TOTAL CURRENT ASSETS                                                                373,446        335,774

Investment in securities--Notes A and B and Schedule II                               1,489            750
Property, plant and equipment, net--Notes A, E and J                                 67,564         62,495
Deferred income taxes and other assets--Notes A and F                                 7,190          5,629
Intangible assets-net of accumulated amortization of $12,553 (1998) and
  $9,399 (1997)--Notes A and H                                                       19,637         14,074
                                                                                  ---------      ---------

                                                                                  $ 469,326      $ 418,722
                                                                                  =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks--Note D                                                  $   4,128      $   4,410
  Current portion of long-term debt--Note E                                           1,399          1,949
  Accounts payable                                                                   91,377         59,589
  Accrued wages and commissions                                                      39,457         34,065
  Accrued taxes other than income taxes                                              13,798         13,600
  Accrued insurance                                                                   3,609         11,005
  Accrued interest and other accruals                                                10,637         10,575
  Customer advances and other liabilities                                            23,480         20,518
  Income taxes--Notes A and F                                                         6,725         10,608
                                                                                  ---------      ---------
TOTAL CURRENT LIABILITIES                                                           194,610        166,319

LONG-TERM DEBT--Note E                                                               54,048         55,447

MINORITY INTERESTS--Note H                                                           19,446         19,388

STOCKHOLDERS' EQUITY--Notes A, B, E, I and K and Schedule II Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none Common stock, par value $.10; Authorized--30,000,000 shares; issued--
   15,006,164 (1998) and 14,883,143 shares (1997)                                     1,501          1,488
  Paid-in capital                                                                    37,127         34,894
  Retained earnings                                                                 162,258        141,355
  Unrealized gain on securities                                                         450
  Cumulative foreign currency translation adjustment                                   (114)          (169)
                                                                                  ---------      ---------
                                                                                    201,222        177,568
                                                                                  ---------      ---------
COMMITMENTS--Note N

                                                                                  $ 469,326      $ 418,722
                                                                                  =========      =========

See Notes to Consolidated Financial Statements

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                                                                        YEAR ENDED
                                                                   --------------------------------------------------
                                                                        October         October             November
                                                                        30, 1998        31, 1997            1, 1996
                                                                        --------        --------            -------
                                                                       (Dollars in thousands, except per share data)
NET SALES:
  Sales of services                                                 $  1,621,375      $  1,317,276      $    960,438
  Sales of products                                                       87,220            84,197            88,120
                                                                    ------------      ------------      ------------
                                                                       1,708,595         1,401,473         1,048,558
                                                                    ------------      ------------      ------------
COSTS AND EXPENSES:
  Cost of sales
    Services                                                           1,524,226         1,213,652           870,911
    Products                                                              51,145            49,709            58,746
  Selling and administrative                                              62,066            54,008            52,848
  Research, development and engineering                                   11,076            14,301            14,366
  Depreciation and amortization                                           20,768            20,494            16,299
                                                                    ------------      ------------      ------------
                                                                       1,669,281         1,352,164         1,013,170
                                                                    ------------      ------------      ------------

OPERATING PROFIT                                                          39,314            49,309            35,388

OTHER INCOME (EXPENSE):
  Interest income                                                          2,469             1,689             3,095
  (Loss) gain on securities--Note B                                                         (3,000)               52
  Other (expense) income-net--Notes E and K                                 (353)              400              (817)
  Gain on sale of joint ventures-Note G                                      500            12,807
  Gain on sale of interest in subsidiaries--Note H                                                             3,666
  Foreign exchange (loss) gain - net                                        (391)               52              (516)
  Interest expense                                                        (5,712)           (5,656)           (5,167)
                                                                    ------------      ------------      ------------

Income before items shown below                                           35,827            55,601            35,701

Income tax provision--Notes A and F                                      (14,856)          (22,797)          (12,710)
Equity in net income (loss) of joint ventures--Note G                                        6,824            (1,414)
Minority interests in net (income) loss of subsidiaries--Note H              (68)              222               858
                                                                    ------------      ------------      ------------
Income before extraordinary item                                          20,903            39,850            22,435
Extraordinary item-loss on redemption of debt,
  net of income taxes--Note E                                                                                    (87)
                                                                    ------------      ------------      ------------
NET INCOME                                                          $     20,903      $     39,850      $     22,348
                                                                    ============      ============      ============

                                                                                      Per Share Data
                                                                                   -------------------
Basic:
  Income before extraordinary item                                  $       1.40      $       2.71      $       1.54
  Extraordinary item                                                                                           (0.01)
                                                                    ------------      ------------      ------------
  NET INCOME                                                        $       1.40      $       2.71      $       1.53
                                                                    ============      ============      ============

  Weighted average number of shares--Note A                           14,917,846        14,707,055        14,527,157
                                                                    ============      ============      ============

Diluted:
  Income before extraordinary item                                  $       1.37      $       2.62      $       1.52
  Extraordinary item                                                                                           (0.01)
                                                                    ------------      ------------      ------------
  NET INCOME                                                        $       1.37      $       2.62      $       1.51
                                                                    ============      ============      ============

  Weighted average number of shares--Note A                           15,253,665        15,182,240        14,799,665
                                                                    ============      ============      ============


See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       Cumulative        Unrealized
                                                                                                        Foreign          Gain (Loss)
                                                      Common Stock                                      Currency             On
                                                     $.10 Par Value       Paid-In       Retained       Translation       Marketable
                                                   Shares      Amount     Capital       Earnings       Adjustment       Securities
                                                   ------      ------     -------       --------       ----------       ----------
                                                                          (Dollars in thousands)
Balance at November 3, 1995                      9,664,794     $   966    $27,098     $    79,157         $ (168)         $   74

Contribution to ESOP                                18,349           2        498
Stock awards                                           600                     11
Stock options exercised, including
  related tax benefit of $64                         8,400           1        156
Unrealized foreign currency
  translation adjustment-net of
  taxes of $93                                                                                               164
Unrealized loss on marketable
  securities-net of $45 tax benefit                                                                                           (70)
Net income for the year                                                                    22,348
                                                ----------     -------    -------     -----------         ------          ------
Balance at November 1, 1996                      9,692,143         969     27,763         101,505             (4)              4

Contribution to ESOP                                12,423           1        499
Stock awards                                         1,000                     29
Stock options exercised, including
  related tax benefit of $2,878                    253,530          25      7,096
Issuance of shares of common stock
  resulting from a three-for-two
  stock split in the form of a 50%
  stock dividend                                 4,924,047         493       (493)
Unrealized foreign currency
  translation adjustment-net of $39
  tax benefit                                                                                               (165)
Unrealized loss on marketable securities -                                                                                    (4)
  net of $2 tax benefit
Net income for the year                                                                    39,850
                                                ----------     -------    -------     -----------         ------          ------
Balance at October 31, 1997                     14,883,143       1,488     34,894         141,355           (169)             --

Contribution to ESOP                                13,381           1        698
Stock options exercised, including
  related tax benefit of $640                      109,640          12      1,535
Unrealized foreign currency
  translation adjustment-net of taxes of $49                                                                  55
Unrealized gain on marketable securities -
  net of taxes of $289                                                                                                       450
Net income for the year                                                                    20,903
                                                ----------     -------    -------     -----------         ------          ------

Balance at October 30, 1998                     15,006,164     $ 1,501    $37,127     $   162,258         $ (114)         $  450
                                                ==========     =======    =======     ===========         ======          ======


There were no shares of preferred stock issued or outstanding.
See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED
                                                             ------------------------------------
                                                              October       October      November
                                                             30, 1998       31, 1997     1, 1996
                                                             --------       --------     -------
                                                                    (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING
  ACTIVITIES

Net income                                                    $ 20,903     $ 39,850     $ 22,348
Adjustments to reconcile net income to cash
  provided by (applied to) operating activities:
    Extraordinary loss                                                                        87
    Depreciation and amortization                               20,768       20,494       16,299
    Equity in net (income) loss of joint ventures                            (6,824)       1,414
    Distributions from joint ventures                                         4,814        2,599
    Loss (gain) on securities                                                 3,000          (34)
    Gain on sale of joint ventures                                (500)     (12,807)
    Gain on partial sale of subsidiaries                                                  (3,666)
    Accounts receivable provisions                               3,401        3,046        2,718
    Minority interests                                              68         (222)        (858)
    Loss (gain) on foreign currency translation                     72           39         (214)
    Loss on dispositions of property, plant and equipment           85                        64
    Deferred income tax expense (benefit)                        1,352        1,120       (2,474)
    Other                                                          101           92         (436)
    Changes in operating assets and liabilities:
      Increase in accounts receivable                          (63,175)     (61,701)     (57,478)
      Increase in inventories                                   (3,686)      (4,631)      (1,661)
      Decrease (increase) in prepaid expenses
        and other current assets                                 3,723       (1,371)       1,765
      (Increase) decrease in other assets                       (3,164)        (597)       1,379
      Increase in accounts payable                              29,917       16,626       14,328
      (Decrease) increase in accrued expenses                   (1,755)      10,532       (4,034)
      Increase in customer advances
        and other liabilities                                    2,568          700           62
      (Decrease) increase in income taxes payable               (3,927)       7,486       (8,554)
                                                              --------     --------     --------

NET CASH PROVIDED BY (APPLIED TO)
  OPERATING ACTIVITIES                                           6,751       19,646      (16,346)
                                                              --------     --------     --------

CASH (APPLIED TO) PROVIDED BY
  INVESTING ACTIVITIES

  Maturities of investments                                        319        7,037        7,561
  Sales of investments                                               5                        48
  Purchases of investments                                      (1,346)      (6,428)      (7,676)
  Investment in joint ventures                                                 (157)      (7,309)
  Proceeds from sale of joint ventures                                       32,732
  Acquisitions                                                  (6,771)      (1,395)      (2,011)
  Cash of acquired subsidiaries, less transaction costs                                    8,421
  Proceeds from disposals of property, plant and equipment         267          328          121
  Purchases of property, plant and equipment                   (22,400)     (15,471)     (21,700)
  Other                                                             18                       (13)
                                                              --------     --------     --------
NET CASH (APPLIED TO) PROVIDED BY
  INVESTING ACTIVITIES                                         (29,908)      16,646      (22,558)
                                                              --------     --------     --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued

                                                                          YEAR ENDED
                                                             ------------------------------------
                                                              October       October      November
                                                             30, 1998       31, 1997     1, 1996
                                                             --------       --------     -------
                                                                    (Dollars in thousands)
CASH (APPLIED TO) PROVIDED BY
  FINANCING ACTIVITIES

Payment of long-term debt                                   (1,949)          (1,949)     (24,854)
Proceeds from long-term debt                                                              50,000
Exercises of minority interest stock options                                                 205
Exercises of stock options                                   1,547            7,150          103
(Decrease) increase in notes payable-banks                     (17)            (580)         916
                                                          --------         --------     --------
NET CASH (APPLIED TO) PROVIDED BY
  FINANCING ACTIVITIES                                        (419)           4,621       26,370
                                                          --------         --------     --------

Effect of exchange rate changes on cash                        967               44          461
                                                          --------         --------     --------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                         (22,609)          40,957      (12,073)

Cash and cash equivalents, beginning of year                54,234           13,277       25,350
                                                          --------         --------     --------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                             $ 31,625         $ 54,234     $ 13,277
                                                          ========         ========     ========


SUPPLEMENTAL INFORMATION

Cash Paid During The Year:

  Interest expense                                        $  5,823         $  5,563     $  5,390
  Income taxes, net of refunds                            $ 16,746         $ 11,375     $ 22,808



See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: The Company operates in three major businesses, consisting of five industry segments: Staffing Services; Telephone Directory; Telecommunications Services; Computer Systems; and Electronic Publication and Typesetting Systems.

Fiscal Year: The Company's fiscal year consists of the 52 or 53 weeks ending on the Friday nearest October 31. The 1998, 1997 and 1996 fiscal years were comprised of 52 weeks.

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

Stock-Based Compensation: The Company accounts for its stock-based compensation arrangements under the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees" (see Note I).

Revenue Recognition: Sales are recorded when products are shipped and when services are rendered. Revenues and costs applicable to long-term contracts, including those providing for software customization or modification, are recognized on the percentage-of-completion method, measured by work performed, or the completed-contract method, as appropriate. Provisions for estimated losses on contracts are recorded when such losses become evident. Pass-through costs are recognized as sales and cost of sales unless payments of such costs, principally to associate vendors, are subject to receipt of the customers' payment to the Company.

Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having an initial maturity of three months or less.

Investments: The Company determines the appropriate classification of marketable equity and debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Losses considered to be other than temporary are charged to earnings.

Inventories: Manufacturing inventories are priced at the lower of cost, on a first-in, first-out basis, or market. Accumulated unbilled costs on contracts related to performing services are carried at the lower of actual cost or realizable value (see Note C).

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

Property, Plant and Equipment: Depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to write off the cost of the assets over their estimated useful lives. Fully depreciated assets are written off against their related allowance accounts. The assets are depreciated over the following periods:

 Buildings                  -  25 to 31-1/2 years
 Machinery and equipment    -  3 to 15 years
 Leasehold improvements     -  length of lease or life of asset,
                                whichever is shorter

                                                       October       October
                                                      30, 1998       31, 1997
                                                      --------       --------
                                                       (Dollars in thousands)
Property, plant and equipment consist of:
Land and buildings                                    $ 33,868       $ 33,750
Machinery and equipment                                 79,337         69,491
Leasehold improvements                                   5,493          4,626
                                                      --------       --------
                                                       118,698        107,867
Less allowances for depreciation and amortization       51,134         45,372
                                                      --------       --------
                                                      $ 67,564       $ 62,495
                                                      ========       ========

A term loan is secured by a deed of trust on land and buildings with a book value at October 30, 1998 of $14.3 million (see Note E).

Intangible Assets: Intangible assets principally consist of the unamortized balances of the excess of cost over the fair value of the net assets of companies or businesses acquired. The intangibles are being amortized using the straight-line method, over a five to twenty year period with an average remaining life of six years.

Income Taxes: Income taxes are provided using the liability method (see Note F).

Foreign Exchange Contracts: Gains and losses on foreign currency option and forward contracts designated as hedges of existing assets and liabilities and of identifiable firm commitments are deferred and included in the measurement of the related foreign currency transaction (see Note M).

Translation of Foreign Currencies: At October 30, 1998, the U.S. dollar is the Company's functional currency throughout the world, except for the Company's Uruguayan operation and certain European subsidiaries. Where the U.S. dollar is used as the functional currency, and in Uruguay, which has a high inflation rate, foreign currency gains and losses are included in operations. The translation adjustments recorded as a separate component of stockholders' equity result from changes in exchange rates, due to the European subsidiaries whose functional currency was not the U.S. dollar.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Per Share Data: In February 1997, the Financial Accounting Standards Board
(FASB) issued Statement No. 128, "Earnings per Share", which was adopted by the Company beginning in the first quarter of fiscal 1998. The Company changed the method previously used to compute earnings per share and restated all prior periods. Under the new requirements for calculating "basic" earnings per share, the dilutive effect of stock options is excluded. "Diluted" earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method, and is the same as the previously reported amounts.

Comprehensive Income: In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). The provisions of SFAS No. 130 require companies to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately or as part of a reconciliation of net income in the consolidated financial statements. The Company's comprehensive income items are not currently material; and accordingly, the effect of adopting this statement is not expected to be material when it becomes effective in the first quarter of fiscal 1999.

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

Derivatives and Hedging Activities: In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The provisions of SFAS No. 133 require companies to record all derivative instruments as assets or liabilities, measured at fair value. The Company does not expect that effects of adopting this new standard in fiscal 2000 will be material.

NOTE B--INVESTMENTS IN SECURITIES

At October 30, 1998, the short-term investments consist of $1.1 million invested in mutual funds for the Company's deferred compensation plan (See Note L). Non-current investments at such date consist of a portfolio of equity securities with a cost of $750,000, and a market value of approximately $1.5 million. The gross unrealized gain of $739,000 is included as a separate component of stockholders' equity.

At October 31, 1997, short-term investments consisted of a bank certificate of deposit, which matured during fiscal 1998. Non-current investments at such date consisted of a portfolio of equity securities with a cost of $3.8 million, reduced by a write-down for a decline in market value of $3.0 million. Such decline in value, considered to be other than temporary, was charged to earnings in fiscal 1997.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE C--INVENTORIES

Inventories consist of:

                                           October         October
                                          30, 1998         31, 1997
                                          --------         --------
                                            (Dollars in thousands)
Services:
  Accumulated unbilled costs on:
  Service contracts                       $27,579          $23,988
  Long-term contracts                         108            3,736
                                          -------          -------
                                           27,687           27,724
                                          -------          -------
Products:
  Materials                                 5,671            3,653
  Work-in-process                           2,713              965
  Service parts                             1,819            2,318
  Finished goods                            1,107            1,293
                                          -------          -------
                                           11,310            8,229
                                          -------          -------
  Total                                   $38,997          $35,953
                                          =======          =======


The cumulative amounts billed, principally under long-term contracts, of $25.7 million and $17.3 million at October 30, 1998 and October 31, 1997, respectively, are credited against the related costs in inventory. Substantially all of the amounts billed have been collected.

NOTE D--SHORT-TERM BORROWINGS

The Company has credit lines with domestic and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $88.0 million, including $75.0 million under a revolving credit agreement (see Note E). At October 30, 1998, the Company had bank borrowings under these credit lines of $4.1 million ($4.4 million at October 31, 1997), principally in foreign currencies. The weighted average interest rate of short-term borrowings at each year-end was 32% in 1998 and 16% in 1997. The weighted average interest rates are high, due to a high proportion of borrowings by the Company's Uruguayan operation, whose interest rates reflect the country's high inflation level. Borrowings in the local currency in Uruguay serve to hedge receivables against a loss in value, due to the strengthening of the U.S. dollar against the Uruguayan currency.

NOTE E -- LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt consists of the following:

                                         October           October
                                        30, 1998           31, 1997
                                        --------           --------
                                          (Dollars in thousands)
7.92% Senior Notes (a)                    $50,000          $50,000
7.86% Term loan (b)                         4,200            5,100
Notes payable (c) & (d)                     1,247            2,296
                                          -------          -------
                                           55,447           57,396
Less amounts due within one year            1,399            1,949
                                          -------          -------
Total long-term debt                      $54,048          $55,447
                                          =======          =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE E -- LONG-TERM DEBT AND FINANCING ARRANGEMENTS--Continued

 (a) On August 28, 1996, the Company issued $50.0 million of Senior Notes in a private placement to institutional investors. The notes bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments beginning in August 2000. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants. One such covenant requires the Company to maintain a level of consolidated net worth which, under the formula in the agreements, was $123.6 million at October 30, 1998. However, the terms of the Company's revolving Credit Agreement require the Company to maintain a consolidated net worth of $140.3 million at the same date (see below).

(b) In October 1994, the Company entered into a $10.0 million loan agreement with Fleet Bank, N.A., which is secured by a deed of trust on land and buildings (book value at October 30, 1998 - $14.3 million). The loan, which bears interest at 7.86% per annum, requires principal payments of $225,000 per quarter and a final payment of $1.7 million in October 2001.

(c) A loan of $2.5 million from the Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The loan, guaranteed by the Company, is being repaid in semi-annual payments of $249,000, plus interest calculated at LIBOR (5.13% at October 30, 1998) plus 0.25%, through September 15, 2001.

(d) The balance at October 31, 1997 included a note payable (with interest payable at 90 day commercial paper rates) for $550,000, which was due and paid on January 2, 1998.

In addition, on July 2, 1997, the Company entered into a $75.0 million, three-year, syndicated, unsecured, revolving Credit Agreement ("Credit Agreement") with a group of banks for which The Chase Manhattan Bank ("Chase") and Fleet Bank, N.A. are serving as co-agents. Borrowings under the facility will bear interest at various interest rates, with the Company having the option to select the most favorable rate at the time of borrowing. The Credit Agreement provides for, among other things, the maintenance of various financial ratios and covenants, including a requirement that the Company maintain consolidated net worth (as defined) of $110.0 million, plus 50% of consolidated net income for each completed fiscal year (resulting in a requirement at October 30, 1998 to maintain consolidated net worth of $140.3 million), and certain limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, liens and sale of assets. There were no outstanding borrowings under the Agreement at October 30, 1998. In connection with the acquisition of a UK based Information Technology (IT) staffing company in December 1998, the Company borrowed $35.0 million under the Credit Agreement (See Note O).

The Credit Agreement replaced the Company's previous $10.0 million revolving facility with Chase and its former $45.0 million accounts receivable securitization program. The accounts receivable securitization agreement entitled the Company to sell, on a limited recourse basis, undivided interests in a designated pool of certain eligible accounts receivable. The Company paid fees based primarily on the purchaser's borrowing costs incurred on short-term commercial paper which financed the purchase of receivables. Other income (expense) in the accompanying 1997 and 1996 statements of income includes fees related to the agreement of $316,000 and $2.0 million, respectively.

During fiscal 1996, the Company's retired the remaining $22.9 million face value 12-3/8% Senior Subordinated Debentures at par plus accrued interest, resulting in an extraordinary charge of $87,000, net of an income tax benefit of $55,000.

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

                                                                     Year Ended
                                                  ----------------------------------------------
                                                   October           October           November
                                                   30, 1998          31, 1997          1, 1996
                                                   --------          --------          -------
                                                               (Dollars in thousands)
The components of income before
  income taxes, based on the location of
  operations, consist of the following:
   Domestic                                       $ 35,418           $ 40,848           $ 33,739
   Foreign                                             409             21,577                548
                                                  --------           --------           --------
                                                  $ 35,827           $ 62,425           $ 34,287
                                                  ========           ========           ========
The components of the income
  tax provision include:
Current:
   Federal                                        $ 10,949 (a)       $ 12,260 (a)       $ 10,928 (a) and (b)
   Foreign                                             199              5,417              1,513
   State and local                                   2,356              4,000              2,743
                                                  --------           --------           --------
     Total current                                  13,504             21,677             15,184
                                                  --------           --------           --------

Deferred:
   Federal                                           1,769                660             (1,946)
   Foreign                                            (467)               480               (643)
   State and local                                      50                (20)               115
                                                  --------           --------           --------
     Total deferred                                  1,352              1,120             (2,474)
                                                  --------           --------           --------

 Total income tax provision                       $ 14,856           $ 22,797           $ 12,710
                                                  ========           ========           ========

(a) Reduced in 1997 by $99,000 of foreign tax credit carryforwards and reduced in 1998, 1997 and 1996 by benefits of $1,009,000, $481,000 and $859,000, respectively, from general business credits.

(b) As a result of the completion of a tax return examination for fiscal years 1989 through 1993, the 1996 current federal provision includes $1.4 million of benefit related to the refund of previously paid taxes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                                                    Year Ended
                                                     -----------------------------------------
                                                      October         October        November
                                                      30, 1998        31, 1997       1, 1996
                                                      --------        --------       -------
Statutory rate                                         35.0%           35.0%           35.0%
State and local taxes, net of federal
  tax benefit                                           4.4             4.2             4.7
Tax effect of foreign operations                       (1.0)           (5.0)            2.7
Goodwill amortization                                   3.1             1.3             2.3
Adjustment resulting from conclusion
  of tax examination related to prior years                                            (4.2)
General business credits                               (1.8)           (0.5)           (1.7)
Other - net                                             1.8             1.5            (1.7)
                                                       ----            ----            ----
Effective tax rate                                     41.5%           36.5%           37.1%
                                                       ====            ====            ====

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and also include operating loss and tax credit carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         October           October
                                                        30, 1998           31, 1997
                                                        --------           --------
                                                          (Dollars in thousands)
Deferred Tax Assets:
  Allowance for doubtful accounts                        $ 2,175          $   568
  Inventory valuation                                      3,347            4,605
  Domestic net operating loss carryforwards                2,604            3,884
  Foreign tax credit carryforwards                           606              606
  Accelerated book depreciation                                               149
  Vacation accruals                                        2,271            1,680
  Warranty accruals                                          447              348
  Foreign asset bases                                        944              479
  Other--net                                                 980            1,391
                                                         -------          -------

Total deferred tax assets                                 13,374           13,710
  Valuation allowance for deferred tax assets                606              606
                                                         -------          -------

Deferred tax assets, net of valuation allowance           12,768           13,104
                                                         -------          -------

Deferred Tax Liabilities:
  Earnings not currently taxable                               5              366
  Accounts receivable valuation                            2,439              909
  Accelerated tax depreciation                                44
                                                         -------          -------
  Total deferred tax liabilities                           2,488            1,275
                                                         -------          -------

Net deferred tax assets                                  $10,280          $11,829
                                                         =======          =======


  Balance sheet classification:
  Current assets                                         $ 8,065          $ 8,102
  Noncurrent assets                                        2,215            3,727
                                                         -------          -------

Net deferred tax assets                                  $10,280          $11,829
                                                         =======          =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

As of October 30, 1998, for tax purposes, the Company had foreign tax credit carryforwards of $606,000, which expire from 1999 through 2002. For financial statement purposes, a valuation allowance has been recognized to offset the deferred tax asset related to these carryforwards. At October 30, 1998, net deferred tax assets include $2.6 million related to domestic net operating loss carryforwards of the Company's 59% owned subsidiary, aii, of which $413,000 is subject to certain annual limitations. The carryforwards expire between 2009 and 2012. Although realization is not assured, management believes it is more likely than not that all of the assets related to such loss carryforwards will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

There were no increases or decreases in the valuation allowance during fiscal 1998. The valuation allowance was decreased during fiscal 1997 by $646,000.

Undistributed earnings of foreign subsidiaries ($3.7 million) at October 30, 1998 are considered permanently invested and, accordingly, no federal income taxes thereon have been provided. Should these earnings be distributed, foreign tax credits would reduce the additional federal income tax which would be payable. Availability of credits is subject to limitations; accordingly, it is not practicable to estimate the amount of the ultimate deferred tax liability, if any, on such accumulated earnings.

NOTE G--SUMMARIZED FINANCIAL INFORMATION OF JOINT VENTURES

In the first quarter of 1997, the Company sold its 50% interest in Telelistas Editora Ltda. ("Telelistas"), a Brazilian joint venture, which is the official publisher of telephone directories in Rio de Janeiro for the government-owned telephone company, and received $2.5 million in excess of its carrying value at the date of sale. In connection with the sale, the Company continued to grant credit to Telelistas and guarantee the venture's obligations with respect to certain import financing, principally for the printing of telephone directories by the Company's Uruguayan division. Therefore, the Company had deferred the gain on the sale. In the third quarter of 1998, Telelistas repaid certain of these obligations and the Company's guarantees were released. Accordingly, $500,000 of the gain on the sale has been recognized in fiscal 1998. The $2.0 million balance of the deferred gain will be recognized as the Company's Uruguayan division collects its receivables from Telelistas. Such receivables are secured by the accounts receivable of Telelistas.

In the fourth quarter of 1997, the Company sold its 12-1/2% interest in Pacific Access Pty. Ltd., its Australian joint venture, resulting in a gain of $12.8 million. This joint venture was responsible throughout Australia for the marketing, sales and compilation functions of all yellow pages directories of Telstra, the Australian telephone company.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--SUMMARIZED FINANCIAL INFORMATION OF JOINT VENTURES--Continued

The following summarizes the operating results of the joint ventures through the date of sale and the Company's equity:

                                                                               Year Ended
                                                        -------------------------------------------------------
                                                             October 31, 1997               November 1, 1996
                                                             ----------------               ----------------
                                                                            (Dollars in thousands)

                                                                          Company's                    Company's
                                                            Total          Equity           Total      Equity
                                                            -----          ------           -----      ------
Revenues                                                $ 539,534                         $ 601,174

Costs and expenses                                        489,099                           564,945
Income tax provision                                       17,343                            15,360
                                                        ---------                         ---------
Net income                                              $  33,092                         $  20,869
                                                        =========                         =========
Net income of Australian joint venture                  $  29,900          $3,632         $  26,021    $  3,146
Net income (loss) of Brazilian joint venture                3,192           3,192            (5,152)     (4,560)
                                                        ---------          ------         ---------      ------
                                                        $  33,092                         $  20,869
                                                        =========                         =========
Company's equity in net income (loss) of joint
  ventures                                                                 $6,824                      $(1,414)
                                                                           ======                      =======



NOTE H--ACQUISITION AND SALE OF SUBSIDIARIES AND BUSINESSES

During fiscal 1998, the Company acquired community-based directories in Georgia, Florida, South Carolina and Virginia for $7.5 million in cash and notes, two toll-free directories for $2.1 million in cash and a temporary service business for $1.0 million in cash. These acquisitions resulted in an increase in intangible assets of $8.7 million.

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

On January 29, 1996, the Company merged its wholly-owned subsidiary, Autologic, Incorporated and related foreign subsidiaries ("Autologic"), with Information International, Inc. ("Triple-I"), resulting in the formation of aii, a new publicly traded company. In connection with the merger, the stockholders of Triple-I received 41% of aii's common stock, and the Company received 59% of the outstanding shares of aii common stock. The merger has been accounted for as a purchase of a 59% interest in Triple-I and a corresponding sale of a 41% interest in Autologic to the former stockholders of Triple-I. The results of operations of Triple-I are included in the accompanying consolidated statements of income since the date of acquisition. The sale of 41% of Autologic resulted in a pretax gain of $3.7 million, net of transaction costs, and also resulted in 41% of Autologic's assets being reflected in the 1996 balance sheet at fair value, which increased intangible assets by $5.2 million, with a corresponding increase in the minority interest. Amortization of such intangibles, which amounted to $1.0 million

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--ACQUISITION AND SALE OF SUBSIDIARIES AND BUSINESSES--Continued

in fiscal 1998 and fiscal 1997 ($783,000 in fiscal 1996), is being charged to the minority interest. In addition, the purchase of the assets of Triple-I resulted in an intangible of $3.8 million, which is being amortized over a period of five years.

The following unaudited pro forma information presents a summary of consolidated results of operations, as if the fiscal 1996 acquisitions and mergers had occurred at the beginning of fiscal 1996 with pro forma adjustments to give effect to amortization of intangibles, minority interest share in operations and certain income tax adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated or which may result in the future.

                                                            (Unaudited)
                                                            Year Ended
                                         ------------------------------------------------
                                                             November
                                                              1, 1996
                                                              -------
                                         (Dollars in thousands, except per share amounts)
Sales                                                      $   1,062,477
Net income                                                 $      22,885
Net income per share - basic                               $        1.58
Net income per share - diluted                             $        1.55

The fiscal 1998 and fiscal 1997 acquisitions would not have had a material effect on the consolidated results of operations for the reported periods.

In December 1998, the Company acquired a UK based IT staffing company for $35 million (see Note O).

NOTE I--STOCK OPTION PLANS

The Non-Qualified Stock Option Plan adopted by the Company in fiscal 1980 terminated on June 30, 1990, except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at October 30, 1998 were granted at 100% of the market price of the shares of common stock on the date of grant and became exercisable cumulatively in increments of 20% per year in each of the second through sixth years after date of grant.

In May 1995, the Company adopted a new Non-Qualified Stock Option Plan, which provides for the granting of options to acquire up to 1.2 million shares (adjusted for the stock split in 1997) of common stock to key employees and, as mended in January 1998, directors of the Company. Option exercise prices may not be less than 100% of the market price of the shares on the date the options are granted. The date each option becomes exercisable and the term of each option, which may not exceed ten years, are at the discretion of the Company. Currently outstanding options become fully vested within one to five years after the date of grant. At October 30, 1998, options to purchase 269,618 shares were vested and 482,790 (526,145 at October 31, 1997) shares were available for future grants under the plan.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE I--STOCK OPTION PLANS--Continued

All share and per share data are restated to reflect the October 1995 and May 1997 stock splits.

Transactions involving outstanding stock options under these plans were:

                                                      1980 Plan                            1995 Plan
                                         ------------------------------------   ------------------------------------

                                         Number of           Weighted Average   Number of         Weighted Average
                                         Shares              Exercise  Price     Shares            Exercise  Price
                                         ------              ---------------     ------            ---------------
Outstanding-November 3, 1995             324,600             $    6.45
Granted                                                                         715,575             $   18.57
Exercised                                 (9,600)                 6.88
Forfeited                                                                       (16,050)                18.08
                                        --------                                -------

Outstanding-November 1, 1996             315,000                  6.44          699,525                 18.58
Granted                                                                           6,850                 35.98
Exercised                               (157,000)                 8.88         (146,827)                18.11
Forfeited                                                                       (32,520)                18.08
                                        --------                                -------

Outstanding-October 31, 1997             158,000                  4.02          527,028                 18.97
Granted                                                                          85,500                 34.96
Exercised                                (77,000)                 4.04          (32,640)                18.20
Forfeited                                                                       (42,145)                26.64
                                        --------                                -------

Outstanding-October 30, 1998              81,000             $    4.00          537,743             $   20.96
                                        ========                                =======


Price ranges of outstanding and exercisable options as of October 30, 1998 are summarized below:

                                     Outstanding Options                                       Exercisable Options
                         -------------------------------------------------------        ------------------------------------
Range of                 Number of          Remaining           Weighted Average        Number of           Weighted Average
Exercise Prices          Shares            Life (Years)          Exercise Price         Shares              Exercise Price
---------------          ------            ------------          --------------         ------              --------------
1980 Plan:
$ 4.00                    81,000                  2            $    4.00                 81,000             $    4.00

1995 Plan:
$17.16-$18.08            411,343                  7            $   18.08                223,188             $   18.08

$21.03-$28.72             82,100                  9            $   24.86                 45,930             $   25.40

$32.00-$59.81             44,300                  9            $   40.43                    500             $   50.56


At November 1, 1996 all outstanding options under the 1980 plan were fully exercisable.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE I--STOCK OPTION PLANS--Continued

The Company has elected to follow APB Opinion 25, "Accounting for Stock Issued to Employees", to account for its stock options. No compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined at the grant dates for awards under the alternative method provided for in SFAS 123, "Accounting and Disclosure for Stock Based Compensation", pro forma net income and earnings per share would have been:

                                                       1998       1997       1996
                                                       ----       ----       ----
Pro forma net income (in thousands)                 $ 20,202    $ 37,703    $ 20,612
Pro forma net income per share - basic              $   1.35    $   2.56    $   1.42
Pro forma net income per share - diluted            $   1.34    $   2.52    $   1.40

The fair value of each option grant is estimated using the Multiple Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 4.4%, 6.0% and 6.2%, expected volatility of .63, .72 and .80, an expected life of the options of three years and no dividends.

NOTE J--INDUSTRY SEGMENTS

Financial data concerning the Company's sales, segment profit (loss) and identifiable assets by industry segments for fiscal years 1998, 1997 and 1996 are presented in tables under Item 1 of Form 10-K and are incorporated herein by reference.

Total sales include both sales to unaffiliated customers, as reported in the Company's consolidated statements of income, and intersegment sales. Sales between segments are generally priced at fair market value. Segment profit
(loss) is comprised of total sales less operating expenses. In computing segment profit (loss), none of the following items have been added or deducted: general corporate expense; interest expense; fees related to sales of accounts receivable; corporate interest income and income taxes. Identifiable assets are those assets that are used in the Company's operations in the particular industry segment. Corporate assets consist principally of cash and cash equivalents, investments and investments in joint ventures.

Sales to one customer of the Staffing Services segment represented 11% of consolidated sales and 14% of sales of that segment in fiscal 1998. In the event that there was a loss of this customer there could be an adverse effect on the results for that segment's business, although the Company does not believe that there would be a material adverse effect on the Company taken as a whole. Sales to a different customer represented 12% of consolidated sales and 16% of sales of that segment in fiscal 1997. No customer accounted for ten percent or more of the Company's sales in fiscal 1996.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--INDUSTRY SEGMENTS--Continued

Capital expenditures and depreciation and amortization by the Company's industry segments are as follows:

                                                                  Year Ended
                                                    ------------------------------------------
                                                    October           October       November
                                                    30, 1998          31, 1997       1, 1996
                                                    --------          --------       -------
                                                              (Dollars in thousands)

                                                               Capital Expenditures
                                                    ------------------------------------------
Staffing Services                                    $ 5,160          $ 4,494          $ 3,017
Telephone Directory                                    7,873            2,133            7,779
Telecommunications Services                            3,478            3,817            4,135
Computer Systems                                       3,941            2,468            2,990
Electronic Publication and Typesetting Systems         2,331            2,359            2,914
                                                     -------          -------          -------
   Total segments                                     22,783           15,271           20,835
Corporate                                                259              323              350
                                                     -------          -------          -------
                                                     $23,042          $15,594          $21,185
                                                     =======          =======          =======

                                                         Depreciation and Amortization (a)
                                                    ------------------------------------------
Staffing Services                                    $ 3,536          $ 2,653          $ 1,868
Telephone Directory                                    3,655            3,292            2,414
Telecommunications Services                            3,727            3,321            2,872
Computer Systems                                       4,721            5,802            4,037
Electronic Publication and Typesetting Systems         4,705            4,770            4,403
                                                     -------          -------          -------
   Total segments                                     20,344           19,838           15,594
Corporate                                                424              656              705
                                                     -------          -------          -------
                                                     $20,768          $20,494          $16,299
                                                     =======          =======          =======

(a) Includes depreciation and amortization of property, plant and equipment for fiscal years 1998, 1997 and 1996 of $17.6 million, $17.6 million and $14.1 million, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for fiscal years ended October 30, 1998 and October 31, 1997. Each quarter contained thirteen weeks.

                                                                  Fiscal 1998 Quarter
                                        ----------------------------------------------------------------
                                        First             Second              Third               Fourth
                                        -----             ------              -----               ------
                                               (Dollars in thousands, except per share data)
Net sales                               $361,515          $412,583          $   431,779          $502,718
                                        ========          ========          ===========          ========
Gross profit                            $ 26,176          $ 31,548          $    33,289          $ 42,211
                                        ========          ========          ===========          ========

Net income                              $  2,585          $  4,319          $     4,826 (a)      $  9,173
                                        ========          ========          ===========          ========

Net income per share - basic            $   0.17          $   0.29          $     0.32 (a)       $   0.61
                                        ========          ========          ==========           ========

Net income per share - diluted          $   0.17          $   0.28          $      0.32          $   0.61
                                        ========          ========          ===========          ========

Stock price (d):
  High                                   $70-1/4           $58-1/4          $34-3/16             $29
  Low                                     38-3/4            29-7/8           26-1/16              15-5/16

                                                                  Fiscal 1997 Quarter
                                        ---------------------------------------------------------------------
                                          First           Second             Third             Fourth
                                          -----           ------             -----             ------
                                                  (Dollars in thousands, except per share data)
Net sales                               $288,800          $345,703          $366,630          $400,340
                                        ========          ========          ========          ========
Gross profit                            $ 24,072          $ 33,125          $ 34,826          $ 46,089
                                        ========          ========          ========          ========

Net income                              $  4,922 (b)      $  7,134          $  9,274          $ 18,520 (c)
                                        ========          ========          ========          ========

Net income per share - basic            $   0.34 (b)      $   0.49          $   0.63          $   1.25 (c)
                                        ========          ========          ========          ========

Net income per share - diluted          $   0.33          $   0.47          $   0.61          $   1.20
                                        ========          ========          ========          ========

Stock price (d):
  High                                  $ 33              $ 36-2/3          $ 56-3/4          $69-3/16
  Low                                     22-1/3            28-1/2            36-1/2           52-5/8


(a) In connection with the sale in fiscal 1997 of its interest in the Brazilian joint venture, the Company continued to grant credit to the joint venture and guarantee the venture's obligations with respect to certain import financing, principally for the printing of telephone directories by the Company's Uruguayan division. During the 1998 third quarter, the venture repaid certain of its obligations and satisfied the Company's guarantees. Accordingly, $500,000 of a previously deferred $2.5 million gain on the sale has been recognized. The $2.0 million balance of the deferred gain will be recognized as the Uruguayan division collects its receivables from the venture. Other income in the 1998 third quarter has been reduced by a non-recurring charge of $650,000 due to professional fees in connection with a terminated transaction.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)--Continued

(b) In the first quarter of 1997, the Company sold its interest in a Brazilian joint venture. Due to the Company's guarantee of certain of the venture's obligations, the gain on the sale of approximately $2.5 million had been deferred until the Company's obligations, under such guarantees were determined. However, the Company's portion of profits earned by the venture of $3.2 million ($0.21 per share) through the date of sale were included in equity in net income
(loss) of joint ventures.

(c) In the fourth quarter of 1997, the Company sold its interest in an Australian joint venture resulting in a gain of $12.8 million ($7.9 million, net of taxes, or $0.52 per share). In addition, the Company wrote off its investment in a PCS/wireless company, resulting in a fourth quarter charge to earnings of $3.0 million ($1.8 million, net of taxes, or $0.12 per share).

(d) The Company's common stock has been traded on the New York Stock Exchange (NYSE Symbol-VOL) since May 7, 1997, prior to which it was included in The Nasdaq Stock Market National System. The above sets forth the high and low prices of Volt's common stock, as reported by the NYSE since May 1997 and by Nasdaq, without retail mark-up, mark-down or commission, prior thereto.

Applicable per share amounts and stock prices have been restated to reflect a three-for-two stock split of the Company's common stock, which was effected by a 50% stock dividend distributed on May 27, 1997 to shareholders of record as of the close of business on May 12, 1997.

Historically, the Company's results of operations have been lower in the first fiscal quarter as a result of reduced requirements for its technical and temporary personnel due to the holiday season. The Australian joint venture, in which the Company sold its interest in the fourth quarter of fiscal 1997 (see Note G), produced a major portion of its revenues and significantly all of its profits in the Company's second and third fiscal quarters. The Company's Uruguayan operation produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter, and the Company's independent directory publisher's revenues and profits are lower in the Company's first fiscal quarter due to the seasonality of its directory closing schedule. Sales by AII are generally lower in the months of November and December due to the holiday season, which is a peak publishing period when customers are reluctant to install and test new equipment.

NOTE L--EMPLOYEE BENEFITS

The Company has a non-contributory Employee Stock Ownership Plan (ESOP), which provides for open market or private purchases of Company common stock from time-to-time, or contributions by the Company of unissued or treasury shares. Discretionary contributions are made for all employees who have completed one year of service for a participating employer. Vesting occurs at a rate of 25% per year of service, commencing with the completion of three years of service. Contributions of $410,000 in fiscal 1998, $700,000 in fiscal 1997 and $500,000 in fiscal 1996 were accrued and charged to compensation expense. Contributions of previously unissued shares were made to the plan and are included in the calculation of earnings per share.

The Company has savings plans which permit eligible employees to make contributions on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company does not match employee contributions.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--EMPLOYEE BENEFITS--Continued

The Company has a non-qualified deferred compensation and supplemental savings plan which permits eligible employees to defer a portion of their income. This plan consists solely of participant deferrals and earnings thereon, which are reflected as a current liability under accrued wages and commissions.

NOTE M--FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. At October 30, 1998, the Company's cash investments were primarily in investment grade, short-term instruments. Concentrations of credit risk with respect to the Company's receivables are limited due to the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas.

The Company purchases foreign currency option contracts, generally having a maturity of three to six months, to hedge the adverse impact on its foreign currency receivables and sales when the dollar strengthens against the related foreign currencies. Foreign exchange (gain) loss in the accompanying statements of income include (1) any gain on option contracts, which are recognized in income in the same period as losses on the hedged receivables and reduced dollar amount of sales, and (2) the premium cost of such option contracts, which is amortized over the contract period. At October 30, 1998, the Company had purchased options, all of which expire in the first quarter of 1999, at a cost of $119,000, to exchange various overseas currencies for U.S. dollars, in the aggregate notional amount of $5.5 million. There were no unrealized gains or losses on these contracts at such date.

In addition, the Company entered into foreign currency forward and option contracts to hedge future foreign currency revenues and payments during 1998 and 1999 resulting from a long-term service contract. Accordingly, gains and losses on these hedge contracts are deferred and will be accounted for as part of the underlying service contract. At October 30, 1998, the Company has purchased a put option contract at a cost of $18,000 which permit, but does not require, the Company to exchange 3.7 million Dutch guilders to be received in the future from another party at fixed U.S. dollar exchange rates. At October 30, 1998, the deferred gain on the aforementioned contracts was $2.4 million.

The counterparty to the currency option contracts is a major bank. Credit loss from counterparty nonperformance is not anticipated.

The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks approximated their fair values as of October 30, 1998 and October 31, 1997, due to the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion approximated its fair value as of October 30, 1998 and October 31, 1997 based upon quoted market prices for same or similar debt issues.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE N -- COMMITMENTS

The future minimum rental commitments as of October 30, 1998 for all noncancellable operating leases are as follows:

Fiscal                                  Office
Year                 Total               Space              Equipment
----                 -----               -----              ---------
                               (Dollars in thousands)
1999                 $13,740            $13,601              $139
2000                   9,682              9,604                78
2001                   5,828              5,787                41
2002                   2,686              2,683                 3
2003                   1,606              1,606
Thereafter             1,611              1,611
                     -------            -------              ----
                     $35,153            $34,892              $261
                     =======            =======              ====

Rental expense for all operating leases for fiscal years 1998, 1997 and 1996 was $16.3 million, $13.0 million and $10.7 million, respectively. Many of the leases also require the Company to pay or contribute to property taxes, insurance and ordinary repairs and maintenance.

The Company has guaranteed the performance of subsidiaries under contracts. At October 30, 1998, outstanding letters of credit of $3.2 million were issued by banks in support of these guarantees. The letters of credit expire in fiscal 1999, unless renewed. The Company believes that risk of loss relative to these financial guarantees is remote.

In December 1998, the Company entered into an agreement to purchase an Enterprise Resource Planning system for internal use. The total amount committed under this agreement is approximately $6.0 million.

NOTE O--SUBSEQUENT EVENTS

In December 1998, the Company amended and restated its $75 million syndicated unsecured revolving Credit Agreement with a group of banks extending the term to January 2002. The amendment also modifies certain fees and financial covenants. In addition, it provides for the availability of borrowings in designated eurocurrencies and by designated subsidiaries.

In December 1998, the Company acquired Gatton Computing Group Limited ("Gatton"), a provider of IT contractor resourcing services and IT managed services in the United Kingdom and continental Europe. The purchase price was approximately $35 million in cash. Headquartered near London, England, Gatton offers IT services through three main operating divisions which provide temporary IT contract consultants and specifically tailored recruitment services and a range of IT services, including systems development, maintenance and technical support services. Gatton reported revenues in fiscal 1998 of approximately $68 million (which are not included in the Company's operating results). The Company borrowed $35.0 million under its revolving Credit Agreement to finance this acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III



The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K (except information as to the Company's executive officers, which information follows Item 4 in this Report) will be included in the Company's Proxy Statement, which the Company intends to file within 120 days after the close of its fiscal year ended October 30, 1998, and is hereby incorporated by reference to such Proxy Statement.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1).  Financial Statements

           The following consolidated financial statements of Volt
           Information Sciences, Inc. and subsidiaries are included in
           Item 8:
                                                                            Page
                                                                            ----
           Consolidated Balance Sheets--October 30, 1998 and
            October 31, 1997.                                                37
           Consolidated Statements of Income--Years ended
            October 30, 1998, October 31, 1997 and November 1, 1996.         38
           Consolidated Statements of Stockholders' Equity--Years ended
            October 30, 1998, October 31, 1997 and November 1, 1996.         39
           Consolidated Statements of Cash Flows--Years ended
            October 30, 1998, October 31, 1997 and November 1, 1996.         40

           Notes to Consolidated Financial Statements.                       42

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

3.2*              By-Laws of the Company.

4.1* Amended and Restated Credit Agreement dated December 22, 1998 among the Company, The Chase Manhattan Bank, individually and as Administrative Agent, Fleet Bank, N.A., individually and as Co-Agent, Bank of America National Trust and Savings Association, Mellon Bank, N.A., and Wells Fargo Bank, N.A.

10.1(a)+ Non-Qualified Stock Option Incentive Plan, as amended through August 26, 1996. (Exhibit 10.1(a) to the Company's Annual Report on Form 10-K for the fiscal year ended November 1,
                  1996).

10.1(b)+*         1995 Non-Qualified Stock Option Plan, as amended through
                  January 26, 1998.

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

10.4(d)+ Amendment dated April 30, 1996 to Agreement between the Company and Irwin B. Robins (Exhibit 10.04(d) to the Company's Annual Report on Form 10-K for the fiscal year ended
                  October 31, 1997, File No. 1-9232).

10.4(e)+ Amendment dated April 30, 1998 to Agreement between the Company and Irwin B. Robins (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  May 1, 1998, File No. 1-9232).

21.*              Subsidiaries of the Registrant.

23.*              Consent of Ernst & Young LLP.

27.*              Financial Data Schedule (filed with electronic version only).

-----------------------------------------------------

+        Management contract or compensation plan or arrangement.

* Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

14 (b).Reports on Form 8-K


No Reports on Form 8-K were filed during the fourth quarter of the year ended October 30, 1998. However, after the end of the fourth quarter, the Company filed a Report on Form 8-K dated (date of earliest event reported) December 2, 1998, reporting under Item 5, Other Events, and Item 7, Financial Statements and exhibits. No financial statements were filed with that report.


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

                                            VOLT INFORMATION SCIENCES, INC.

Dated:  New York, New York                  By: /s/William Shaw
        January 15, 1999                        --------------------------------
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

Signature                    Title                               Date
---------                    -----                               ----
 /s/William Shaw             Chairman of the Board,              January 15, 1999
---------------------
William Shaw                 President and Chief Executive
                             Officer and Director

 /s/James J. Groberg         Director, Senior Vice               January 15, 1999
---------------------
James J. Groberg             President (Principal
                             Financial Officer)

 /s/Jack Egan                Vice President, Corporate           January 15, 1999
---------------------        Accounting (Principal)
Jack Egan                    Accounting Officer)

 /s/Jerome Shaw              Director                            January 15, 1999
---------------------
Jerome Shaw

 /s/Irwin B. Robins          Director                            January 15, 1999
---------------------
Irwin B. Robins

/s/Steven A. Shaw            Director                            January 15, 1999
---------------------
Steven A. Shaw

                             Director
---------------------
Mark N. Kaplan

                             Director
---------------------
John R. Torell, III

                             Director
---------------------
William H. Turner

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Column A                                         Column B                Column C               Column D        Column E
--------                                         --------    ----------------------------       --------        --------
                                                                         Additions
                                                             ---------------------------
                                                Balance at     Charged to      Charged to                        Balance
                                                Beginning      Costs and         Other                           at End
Description                                     of Period       Expenses        Accounts        Deductions       of Period
-----------                                     ---------       --------        --------        ----------       ---------
                                                                         (Dollars in Thousands)
Year ended October 30, 1998:
  Deducted from asset accounts:
  Allowance for uncollectible accounts          $ 5,067           $3,401                        $2,646 (1) (2)    $ 5,822
  Allowance for deferred tax assets                 606                                                               606
  Unrealized loss (gain) on marketable            3,000                          $(739) (3)      3,000               (739)
   securities

Year ended October 31, 1997:
  Deducted from asset accounts:
  Allowance for uncollectible accounts          $ 5,191           $3,046                        $3,170 (1) (2)    $ 5,067
  Allowance for deferred tax assets               1,252                          $ (99) (4)        547 (5)            606
  Unrealized loss (gain) on marketable               (7)           3,000             7  (3)                         3,000
   securities

Year ended November 1, 1996:
  Deducted from asset accounts:
  Allowance for uncollectible accounts          $ 3,943           $2,718          $ 833 (6)     $2,303 (1) (2)    $ 5,191
  Allowance for deferred tax assets               1,477                            (158)(4)         67 (5)          1,252
  Unrealized loss (gain) on marketable             (122)                            115 (3)                            (7)
   securities


(1)--Write-off of uncollectible accounts.
(2)--Includes a foreign currency translation gain of $13 in 1998, $64 in 1997, and $49 in 1996, respectively.
(3)--Charge (credit) to stockholders' equity.
(4)--Credit to income tax provision.
(5)--Principally, write-off of unutilized foreign tax credits.
(6)--Pertains to the opening balance of a company acquired on January 29, 1996.

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

3.2*              By-Laws of the Company.

4.1* Amended and Restated Credit Agreement dated December 22, 1998 among the Company, The Chase Manhattan Bank, individually and as Administrative Agent, Fleet Bank, N.A., individually and as Co-Agent, Bank of America National Trust and Savings Association, Mellon Bank, N.A., and Wells Fargo Bank, N.A.

10.1(a)+ Non-Qualified Stock Option Incentive Plan, as amended through August 26, 1996. (Exhibit 10.1(a) to the Company's Annual Report on Form 10-K for the fiscal year ended November 1,
                  1996).

10.1(b)+*         1995 Non-Qualified Stock Option Plan, as amended through
                  January 26, 1998.

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

10.4(d)+ Amendment dated April 30, 1996 to Agreement between the Company and Irwin B. Robins (Exhibit 10.04(d) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-9232).

10.4(e)+ Amendment dated April 30, 1998 to Agreement between the Company and Irwin B. Robins (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1998, 1997, File No. 1-9232).

21.*              Subsidiaries of the Registrant.

23.*              Consent of Ernst & Young LLP.

27.*              Financial Data Schedule (filed with electronic version only).

----------------------

+        Management contract or compensation plan or arrangement.

* Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.