Form 10-Q
period 1999-01-29
VOLT INFORMATION SCIENCES INC
filed 1999-03-12
CIK 103872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Three Months Ended January 29, 1999

Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File No. 1-9232

                         VOLT INFORMATION SCIENCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                               13-5658129
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1221 Avenue of the Americas, New York, New York                    10020
--------------------------------------------------               ----------
          (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:            (212) 704-2400

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

                                 Yes /X/ No / /
                                     ---    ---

The number of shares of common stock, $.10 par value, outstanding as of March 5, 1999 was 15,025,356.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of  Income -

         Three Months Ended January 29, 1999 and January 30, 1998              3

         Condensed Consolidated Balance Sheets - January 29, 1999
         and October 30, 1998                                                  4

         Condensed Consolidated Statements of Cash Flows -
         Three Months Ended January 29, 1999 and January 30, 1998              5

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

Item 3.  Qualitative and Quantitative Disclosures about Market Risk           20

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     21

SIGNATURE                                                                     22

PART I - FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                           Three Months Ended
                                                                     -----------------------------
                                                                     January              January
                                                                     29, 1999             30, 1998
                                                                     --------             --------
                                                           (Dollars in thousands, except per share data)
NET SALES:
  Sales of services                                                $    471,178         $    343,580
  Sales of products                                                      18,744               17,935
                                                                   ------------         ------------
                                                                        489,922              361,515
                                                                   ------------         ------------
COSTS AND EXPENSES:
  Cost of sales
    Services                                                            451,759              325,233
    Products                                                             11,253               10,106
  Selling and administrative                                             15,432               13,271
  Research, development and engineering                                   2,392                2,967
  Depreciation and amortization                                           5,707                5,029
                                                                   ------------         ------------
                                                                        486,543              356,606
                                                                   ------------         ------------
OPERATING PROFIT                                                          3,379                4,909

OTHER INCOME (EXPENSE):
  Interest income                                                           560                  761
  Other (expense) income - net                                              (78)                  28
  Gain on sale of joint venture--Note E                                   1,272
  Foreign exchange loss - net                                              (129)                (453)
  Interest expense                                                       (2,026)              (1,374)
                                                                   ------------         ------------
Income before income taxes and minority interests                         2,978                3,871

Income tax provision                                                       (669)              (1,541)
Minority interests in net loss of consolidated subsidiaries                 253                  255
                                                                   ------------         ------------
NET INCOME                                                         $      2,562         $      2,585
                                                                   ============         ============

                                                                               Per Share Data
                                                                               --------------

  Net income per share - Basic and Diluted                         $       0.17         $       0.17
                                                                   ============         ============

  Weighted average number of shares - Basic--Note F                  15,011,508           14,892,105
                                                                   ============         ============

  Weighted average number of shares - Diluted--Note F                15,169,955           15,379,647
                                                                   ============         ============

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                   January     October
ASSETS                                                                            29, 1999    30, 1998 (a)
                                                                                  ---------    ---------
                                                                                 (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                                       $  26,584    $  31,625
  Short-term investments                                                              1,406        1,099
  Trade accounts receivable less allowances of $6,376 (1999) and $5,822 (1998)      281,291      286,655
  Inventories--Note B                                                                42,568       38,997
  Deferred income taxes                                                               8,090        8,065
  Prepaid expenses and other assets                                                   9,373        7,005
                                                                                  ---------    ---------
TOTAL CURRENT ASSETS                                                                369,312      373,446

Investment in securities                                                                814        1,489
Property, plant and equipment less allowances for depreciation and amortization
  of $52,684 (1999) and $51,134 (1998)--Note C                                       66,315       67,564
Deferred income taxes and other assets                                                8,210        7,190
Intangible assets-net of accumulated amortization of $13,719 (1999)
   and $12,553 (1998)--Note G                                                        54,362       19,637
                                                                                  ---------    ---------

                                                                                  $ 499,013    $ 469,326
                                                                                  =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks--Note C                                                  $  33,656    $   4,128
  Current portion of long-term debt--Note C                                           1,399        1,399
  Accounts payable                                                                   85,172       91,377
  Accrued wages and commissions                                                      38,286       39,457
  Other accruals                                                                     31,179       28,044
  Customer advances and other liabilities                                            28,682       23,480
  Income taxes                                                                        3,900        6,725
                                                                                  ---------    ---------
TOTAL CURRENT LIABILITIES                                                           222,274      194,610

LONG-TERM DEBT--Note C                                                               53,823       54,048

MINORITY INTERESTS                                                                   19,193       19,446

STOCKHOLDERS' EQUITY--Notes C and D
  Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
  Common stock, par value $.10; Authorized--30,000,000 shares; issued
  15,025,116 shares (1999) and 15,006,164 shares (1998)                               1,503        1,501
  Paid-in capital                                                                    37,551       37,127
  Retained earnings                                                                 164,820      162,258
  Accumulated other comprehensive income (loss)                                        (151)         336
                                                                                  ---------    ---------
                                                                                    203,723      201,222
                                                                                  ---------    ---------

                                                                                  $ 499,013    $ 469,326
                                                                                  =========    =========

(a) The Balance Sheet at October 30, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                   Three Months Ended
                                                                                   -------------------
                                                                                   January     January
                                                                                   29, 1999    30, 1998
                                                                                   --------    --------
                                                                                  (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income                                                                         $  2,562    $  2,585
Adjustments to reconcile net income to cash provided by (applied to)
  operating activities
    Depreciation and amortization                                                     5,707       5,029
    Gain on sale of joint venture                                                    (1,272)
    Minority interests                                                                 (253)       (255)
    Accounts receivable provisions                                                    1,305         645
    (Gain) loss on foreign currency translation                                        (106)          3
    Deferred income tax (benefit) provision                                            (311)         31
    Other                                                                                38          22
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                13,005       4,472
      Increase in inventories                                                        (3,574)       (162)
      (Increase) decrease in prepaid expenses and other current assets               (1,272)        579
      Decrease (increase) in other assets                                               170      (2,926)
      Decrease in accounts payable                                                  (12,305)    (18,232)
      Increase in accrued expenses                                                      704       1,815
      Increase in customer advances and other liabilities                             6,380       5,563
      Decrease in income taxes payable                                               (4,200)       (942)
                                                                                   --------    --------
NET CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES                                6,578      (1,773)
                                                                                   --------    --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                               Three Months Ended
                                                             January     January
                                                             29, 1999    30, 1998
                                                             --------    --------
                                                            (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
  Sales of investments                                            961
  Maturities of investments                                                   105
  Purchases of investments                                     (1,260)       (106)
  Acquisitions                                                (37,974)       (801)
  Proceeds from disposals of property, plant and equipment         71         136
  Purchases of property, plant and equipment                   (2,987)     (5,279)
  Other                                                           (34)
                                                             --------    --------
NET CASH APPLIED TO INVESTING ACTIVITIES                      (41,223)     (5,945)
                                                             --------    --------
CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES
  Payment of long-term debt                                      (225)       (775)
  Exercise of stock options                                        16         172
  Increase in notes payable to banks                           29,599       1,141
                                                             --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      29,390         538
                                                             --------    --------
Effect of exchange rate changes on cash                           214          64
                                                             --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (5,041)     (7,116)

Cash and cash equivalents, beginning of period                 31,625      54,234
                                                             --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 26,584    $ 47,118
                                                             ========    ========
SUPPLEMENTAL INFORMATION
Cash paid during the period:
  Interest expense                                           $  1,094    $    480
  Income taxes, net of refunds                               $  3,805    $  2,552

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at January 29, 1999 and consolidated results of operations and consolidated cash flows for the three months ended January 29, 1999 and January 30, 1998. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 30, 1998. The accounting policies used in preparing these financial statements are the same as those described in that Report. The 1998 financial statements have been reclassified to conform with the current year's presentation. The Company's fiscal year ends on the Friday nearest October 31.

Note B--Inventories

Inventories consist of:

                                                         January          October
                                                         29, 1999        30, 1998
                                                         -------         -------
                                                         (Dollars in thousands)
Services:
  Accumulated unbilled costs on:
    Service contracts                                    $30,296         $27,579
    Long-term contracts                                                      108
                                                         -------         -------
                                                          30,296          27,687
                                                         -------         -------
Products:
  Materials                                                5,816           5,671
  Work-in-process                                          3,029           2,713
  Service parts                                            1,464           1,819
  Finished goods                                           1,963           1,107
                                                         -------         -------
                                                          12,272          11,310
                                                         -------         -------
Total                                                    $42,568         $38,997
                                                         =======         =======

The cumulative amounts billed, principally under long-term contracts, at January 29, 1999 and October 30, 1998, of $9.5 million and $25.7 million, respectively, are credited against the related costs in inventory. Substantially all of the amounts billed have been collected.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:

                                                         January         October
                                                         29, 1999        30, 1998
                                                         -------         -------
                                                         (Dollars in thousands)
7.92% Senior Notes (a)                                   $50,000         $50,000
Term loan (b)                                              3,975           4,200
Notes payable (c)                                          1,247           1,247
                                                         -------         -------
                                                          55,222          55,447
Less amounts due within one year                           1,399           1,399
                                                         -------         -------
Total long-term debt                                     $53,823         $54,048
                                                         =======         =======

(a) On August 28, 1996, the Company issued $50.0 million of Senior Notes in a private placement with institutional investors. The notes bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments, beginning in August 2000. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants. One such covenant requires the Company to maintain a level of consolidated net worth which, under a formula, was $123.6 million at January 29, 1999. However, the terms of the Company's revolving Credit Agreement require the Company to maintain a consolidated net worth of $140.3 million at January 29, 1999 (see below).

(b) In October 1994, the Company entered into a $10.0 million loan agreement with Fleet Bank, which is secured by a deed of trust on land and buildings (book value at January 29, 1999 - $14.1 million). The loan, which bears interest at 7.86% per annum, requires principal payments of $225,000 per quarter and a final payment of $1.7 million in October 2001.

(c) A loan of $2.5 million from the Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The loan, guaranteed by the Company, is being repaid in semi-annual payments of $249,000, plus interest calculated at LIBOR (4.83% at January 29, 1999) plus 0.25%, through September 15, 2001.

In addition, on July 2, 1997, the Company entered into a $75.0 million, three-year, syndicated, unsecured, revolving Credit Agreement ("Credit Agreement") with a group of banks for which the Chase Manhattan Bank ("Chase") and Fleet Bank, N.A. are serving as co-agents. In December 1998, the Company amended and restated the Credit Agreement to extend it to January 2002. Borrowings under the facility bear interest at various interest rates, with the Company having the option to select the most favorable rate at the time of borrowing. The Credit Agreement provides for, among other things, the maintenance of various financial ratios and covenants, including a requirement that the Company maintain consolidated net worth (as defined) of $110.0 million, plus 50% of consolidated net income for each completed fiscal year (resulting in a requirement at January 29, 1999 to maintain consolidated net worth of $140.3 million), and certain limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, liens and sale of assets. There were $30 million in outstanding borrowings under the Agreement at January 29, 1999 (see Note G).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note D--Stockholders' Equity

Changes in the major components of stockholders' equity for the three months ended January 29, 1999 are as follows:

                                                Common      Paid-In     Retained
                                                 Stock      Capital     Earnings
                                                --------    --------    --------
Balance at October 30, 1998                     $  1,501    $ 37,127    $162,258
Net income for the three months                                            2,562
Contribution of 18,172 shares to ESOP                  2         408
Stock options exercised - 780 shares                              16
                                                --------    --------    --------
Balance at January 29, 1999                     $  1,503    $ 37,551    $164,820
                                                ========    ========    ========

The accumulated other comprehensive income (loss) consists of a cumulative unrealized foreign currency translation adjustment of ($190,000) and ($114,000) at January 29, 1999 and October 30, 1998, respectively, and an unrealized gain in marketable securities of $39,000 and $450,000 at January 29, 1999 and October 30, 1998, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive income as follows:

                                                             Three Months Ended
                                                            --------------------
                                                            January      January
                                                            29, 1999     30, 1998
                                                            -------      -------
Net income                                                  $ 2,562      $ 2,585
Foreign currency translation adjustments - net                  (76)          71
Unrealized losses on marketable securities - net               (411)
                                                            -------      -------
Total comprehensive income                                  $ 2,075      $ 2,656
                                                            =======      =======

Note E--Gain on Sale of Joint Venture

In the first quarter of 1999, the Company recognized $1,272,000 of a previously deferred $2.0 million gain on the sale in 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Company's Uruguayan division. During the 1999 first quarter, the venture repaid certain of its obligations. The balance of the deferred gain will be recognized as the Uruguayan division collects its receivables from the venture.

Note F--Per Share Data

In calculating basic earnings per share the dilutive effect of stock options are excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note G--Acquisitions

In December 1998, the Company acquired Gatton Computing Group Limited ("Gatton"), a provider of Information Technology ("IT") contractor resourcing services and IT managed services in the United Kingdom and continental Europe. The purchase price was $35.9 million in cash. Headquartered near London, England, Gatton offers IT services through three main operating divisions which provide temporary IT contract consultants and specifically tailored recruitment services and a range of IT services, including systems development, maintenance and technical support services.

Included in the results of operations for the two months since the acquisition are sales of $12.8 million and an operating profit of $410,000, net of $283,000 for amortization of goodwill. The assets acquired, excluding intangibles, consisted principally of accounts receivable sold on a nonrecourse basis pursuant to a factoring agreement. Such receivables, which amounted to $10.0 million at January 29, 1999, are net of advances from the factor of $7.3 million. The Company borrowed $35.0 million under its revolving Credit Agreement to finance this acquisition. This acquisition, along with two toll-free directories acquired in October 1998, resulted in an increase in intangible assets of $36.0 million.

During the first quarter of fiscal year 1998, the Company acquired community-based telephone directories, principally in Georgia, for $1.7 million, which included consideration of approximately $900,000, based on a percentage of estimated revenues to be collected through April 1999.

Note H--Industry Segments

Effective the beginning of fiscal 1999, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, and, except for a minor reclassification, did not affect the disclosure of segment information.

Operations by industry segment for the three months ended January 29, 1999 and January 30, 1998 included on page 11 of this report are an integral part of these financial statements.

During the three months ended January 29, 1999, consolidated assets increased by $29.7 million, primarily as a result of the Gatton acquisition by the Company's Staffing Services segment (see Note G).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 29, 1999 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 1998

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

The following summarizes the Company's unaudited results of operations by segment:

                                                       For the Three Months Ended
                                                       --------------------------
                                                         January       January
                                                         29, 1999      30, 1998
                                                         ---------    ---------
Net Sales                                                (Dollars in thousands)
---------
Staffing Services:
  Sales to unaffiliated customers                        $ 386,488    $ 268,272
  Intersegment sales                                           799        1,342
                                                         ---------    ---------
                                                           387,287      269,614
                                                         ---------    ---------
Telephone Directory:
  Sales to unaffiliated customers                           18,345       16,992
  Intersegment sales                                            25          395
                                                         ---------    ---------
                                                            18,370       17,387
                                                         ---------    ---------
Telecommunications Services:
  Sales to unaffiliated customers                           35,678       41,873
  Intersegment sales                                           324          564
                                                         ---------    ---------
                                                            36,002       42,437
                                                         ---------    ---------
Computer Systems:
  Sales to unaffiliated customers                           30,667       16,443
  Intersegment sales                                             7           38
                                                         ---------    ---------
                                                            30,674       16,481
                                                         ---------    ---------
Electronic Publication and Typesetting Systems:
  Sales to unaffiliated customers                           18,744       17,935
  Intersegment sales                                            52          107
                                                         ---------    ---------
                                                            18,796       18,042
                                                         ---------    ---------
Elimination of intersegment sales                           (1,207)      (2,446)
                                                         ---------    ---------
Total Net Sales                                          $ 489,922    $ 361,515
                                                         =========    =========
Segment Operating Profit (Loss):
--------------------------------
Staffing Services                                        $   5,918    $   4,817
Telephone Directory                                         (1,333)      (1,024)
Telecommunications Services                                  1,129        3,794
Computer Systems                                             1,449          172
Electronic Publication and Typesetting Systems                (411)         (31)
                                                         ---------    ---------
Total Segment Operating Profit                               6,752        7,728

General corporate expenses                                  (3,373)      (2,819)
                                                         ---------    ---------
Total Operating Profit                                       3,379        4,909

Gain on sale of joint venture                                1,272
Interest and other income - net                                482          789
Interest expense                                            (2,026)      (1,374)
Foreign exchange loss - net                                   (129)        (453)
                                                         ---------    ---------

Income Before Income Taxes and Minority Interests        $   2,978    $   3,871
                                                         =========    =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 29, 1999 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 1998 --Continued

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

Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, general economic, competitive and other business conditions; the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services; material changes in demand from larger customers, including those with which the Company has national contracts; the effect of litigation by temporary employees against temporary help companies and the customers with whom they do business; changes in customer attitudes toward outsourcing; the Company's ability to recruit qualified employees to satisfy customer requirements for the Company's staffing services; the Company's ability to meet competition in its highly competitive markets with minimal impact on margins; intense price competition and pressure on margins; the Company's ability to maintain superior technological capability; the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner and achieve customer acceptance of such products and systems in markets characterized by rapidly changing technology and frequent new product introductions; risks inherent in new product introductions, such as start-up delays, cost overruns, uncertainty of customer acceptance and dependence on third parties for some product components; changes in laws, regulations and government policies; the Company's performance on contracts; the degree and effects of inclement weather; timing of customer acceptances of systems; the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service; the Company's ability to successfully and timely complete its Year 2000 compliance programs, and the ability of certain of its suppliers and customers to be Year 2000 compliant. These and certain other factors are discussed in the Company's Annual Report on Form 10-K for the year ended October 30, 1998 and may be discussed in reports hereafter filed with the Securities and Exchange Commission, including this Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 29, 1999 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 1998 --Continued

Results of Operations - Summary

In the three-month period of fiscal 1999, net sales increased by $128.4 million, or 36%, to $489.9 million from the comparable period in fiscal 1998. The increase in 1999 net sales resulted primarily from a $117.7 million increase in sales by the Staffing Services segment, a substantial portion of which was increased managed service revenue, and a $14.2 million increase in sales by the Computer Systems segment, partially offset by a $6.4 million decrease in sales by the Telecommunications Services segment.

The Company's 1999 pretax income before minority interests decreased by $893,000, or 23%, to $3.0 million. The operating profit of the Company's segments decreased by $976,000, or 13%, to $6.8 million in 1999. While the Staffing Services segment and the Computer Systems segment increased their operating profits, the decrease in results of the other three segments more than offset these gains.

Consolidated 1999 results included a gain on the sale of a joint venture of $1.3 million (see Note E of Notes to Consolidated Financial Statements of this Report).

Net income in the first three months of 1999 was $2.6 million, the same as in the first three months of 1998.

Results of Operations - By Segment

Sales of the Staffing Services segment increased by $117.7 million, or 44%, to $387.3 million in 1999 with traditional staffing revenues increasing by 16% and managed service revenue more than tripling, and its operating profit increased by $1.1 million, or 23%, to $5.9 million, compared with $4.8 million in 1998. Approximately $79.6 million, or 68%, of the segment's 1999 sales increase was due to pass-through costs primarily related to the use of associate vendors to service large national managed service contracts, which increased from $36.9 million to $116.5 million in 1999. Approximately $17.7 million of the increase was from business with new customers, including $12.8 million of sales from a newly acquired subsidiary, with the remaining increase of $20.4 million arising from existing customers. The increase in the segment's operating profit was due to the increase in sales volume, which was partially offset by a decrease in gross margin of approximately 1.4 percentage points. The decrease in gross margin percentage was due to the higher associate vendor usage in managed service contracts, which is billed at substantially lower mark-ups than traditional recruited business.

The Telephone Directory segment's sales increased by $983,000, or 6%, to $18.4 million in fiscal 1999. Its operating loss increased to $1.3 million in 1999 from a loss of $1.0 million in 1998. The sales increase was due to increased independent directory publishing sales of $6.7 million which included publication of two newly acquired toll-free directories, partially offset by decreased production sales including the absence of sales under a contract that expired June 1998, which accounted for approximately 20% of the segment's sales in the first three months of fiscal 1998. The increase in the segment's loss in fiscal 1999 was due to the expiration of the production contract, partially offset by increased operating profit resulting from higher publishing sales. This segment's services are rendered under various short and long-term contracts, some of which expired in 1998, while others were renewed and new contracts were awarded to the segment. Other contracts are scheduled to expire through 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 29, 1999 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 1998 --Continued

Results of Operations - By Segment--Continued

The Telecommunications Services segment's sales decreased by $6.4 million, or 15%, to $36.0 million in fiscal 1999 and its operating profit decreased by $2.7 million, or 70%, to $1.1 million in fiscal 1999 compared with $3.8 million in 1998. The sales decrease was due to a 28% decrease in the Construction division, resulting from a delay in capital spending by customers on infrastructure, partially offset by a 57% increase in the Central Office group. Operating profit decreased due to a 4.3 percentage point decrease in the Business Systems group's gross margins, the decrease in the Construction division's sales and a 17% increase in overhead due to the difficulty in recruiting competent technical staff which precluded a cutback in personnel during this period.

The Computer Systems segment's sales increased by $14.2 million, or 86%, to $30.7 million in 1999 and its operating profit increased to $1.4 million from $172,000 in 1998. The increase in sales and operating profit was due to the recognition of the first, and most significant, phase of the installation of an operator services system in Holland which was accounted for under the completed contract method of accounting. Revenues and operating profit for this contract were $19.0 million and $2.3 million, respectively, during the first quarter of fiscal 1999. These increases were partially offset by a reduction in other system upgrade sales. The segment anticipates additional revenue and operating profit to be recognized during the remainder of fiscal 1999 on this contract.

The Electronic Publication and Typesetting Systems segment's sales increased by $754,000, or 4%, to $18.8 million in 1999. However, its operating loss was $411,000, compared with an operating loss of $31,000 in 1998. The fiscal 1998 sales increase resulted primarily from an increase in domestic sales of systems and equipment. Operating results decreased due to a 3.3 percentage point decrease in gross margins. Systems and equipment gross margins decreased by 6.4 percentage points due principally to the sale of a greater proportion of lower margin products offset, in part, by an increase in customer service gross margins of 2.4 percentage points due primarily to improved margins on spare part sales. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1999 of equipment introduced within the last three years comprising approximately 89% of equipment sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 29, 1999 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 1998 --Continued

Results of  Operations -  Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Selling and administrative expenses increased by $2.2 million, or 16%, to $15.4 million in 1999 to support the increased sales levels. These expenses expressed as a percentage of sales were 3.1% in 1999 and 3.7% in 1998.

Research, development and engineering decreased by $575,000, or 19%, to $2.4 million in 1999. The decrease in 1999 was primarily due to a reduction in product development in the Computer Systems segment as new products and services were completed and introduced to new and existing customers.

Depreciation and amortization increased by $678,000, or 13%, to $5.7 million in 1999. The 1999 increase was attributable to amortization of intangibles, due to acquisitions made in 1999 and 1998.

Interest income decreased by $201,000, or 26%, to $560,000 in 1999, primarily due to a decrease of funds available for investment.

The foreign exchange loss in the first quarter of 1999 was $129,000, compared to $453,000 in 1998. In the first quarter of 1998, a significant strengthening of the U.S. dollar compared to other currencies resulted in the foreign exchange loss before the Company's hedging program became effective which avoided any further losses.

Interest expense increased by $652,000, or 47%, to $2.0 million in 1999. The increase is the result of the Company borrowing under its revolving Credit Agreement to finance the acquisition of Gatton, interest incurred by Gatton on advances from its factor and higher interest rates and financing costs incurred by the Company's Uruguayan division.

The Company's effective tax rate was reduced to 22.5% in 1999 from 39.8% in 1998. The low effective tax rate in 1999 resulted from the non-taxable gain on the sale of a Brazilian joint venture.

In the first quarter of 1999, the Company recognized $1,272,000 of a previously deferred $2.0 million gain on the sale in 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Company's Uruguayan division. During the 1999 first quarter, the venture repaid certain of its obligations. The balance of the deferred gain will be recognized as the Uruguayan division collects its receivables from the venture.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital

Cash and cash equivalents decreased by $5.0 million in 1999 to $26.6 million primarily as a result of the use of cash for acquisitions. Operating activities provided $6.6 million of cash flows in the three months of fiscal 1999. Primary among the factors providing cash flows to operating activities in 1998 were the Company's net income of $2.6 million, augmented by $5.7 million of depreciation and amortization, a decrease in the level of accounts receivable of $13.0 million and an increase of $6.4 million in customer advances and other liabilities. The principal use of cash in operating activities for the three months ended January 29, 1999 was $12.3 million to reduce the level of accounts payable.

The principal factor in the cash applied to investing activities of $41.2 million was the expenditure for acquisitions of $38.0 million of which $35.9 million was expended in connection with the acquisition of Gatton.

Financing activities provided $29.4 million of cash from the increase in bank loans of $29.6 million borrowed principally to fund the acquisition of Gatton.

In addition to its cash and cash equivalents, at January 29, 1999, the Company has a $75 million, three-year, syndicated, unsecured credit line with a group of banks under a revolving Credit Agreement which extends to January 2002 (see Note C in the Notes to Condensed Consolidated Financial Statements) of which $30 million was outstanding at January 29, 1999.

The Company believes that its current financial position, working capital, future cash flows and credit lines will be sufficient to fund its presently contemplated operations and satisfy its debt obligations.

The Company has no material capital commitments, except for approximately $12.0 million to purchase and install an Enterprise Resource Planning System for internal use. This system is being purchased to satisfy the Company's ongoing information technology requirements. Current systems are in the process of being made Year 2000 compliant. This sum includes the purchase price for the system together with a support contract, certain computer hardware and initial phase implementation consulting services. Financing over three to four year periods for approximately 75% of this amount has been obtained from the vendors. The total cost to purchase and install this system is anticipated to be approximately $15 million, a substantial portion of which will be capitalized and amortized over 7 years.

Year 2000 Compliance

The Year 2000 issues have arisen as a result of computer programs being written using two digits rather than four to define the applicable year. Programs that have time sensitive software may therefore recognize "00" as the year 1900 rather than the year 2000, which could result in major system failures or miscalculations.

State of Readiness

The Company utilizes software and related technologies throughout its businesses that will be affected by the issues associated with the programming code in existing systems as the Year 2000 approaches. Volt's Enterprise-Wide Year 2000 Compliance Assurance Program (the "Program") was initiated during 1997, in order that the Company's internal systems and products offered for sale would continue to meet its internal needs and those of its customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Year 2000 Compliance--Continued

The Program involves Volt employees and consultants identifying, remediating, and testing all of its computer equipment and software for Year 2000 compliance. For this purpose, computer equipment and software includes systems that are commonly thought of as Information Technology ("IT") systems, as well as non IT systems such as facility control systems, communication systems and other similar systems which may contain embedded technologies which may be time sensitive.

The Program required that the individual business units of the Company formally develop a plan to ensure Year 2000 compliance. The Program was divided into the following phases:

         - Identification and inventory of all computer equipment and software
         - Initial system assessment, including assessment of risk
         - System corrections and implementation of corrections
         - Testing of systems including any system's corrections and/or replacement

The Program was segmented to cover both internal systems and company products. The Company has established a policy which requires that all current products be Year 2000 compliant and that new products are tested for Year 2000 compliance. The testing of existing products is currently in progress, and that of new products is ongoing. Users of older non-compliant products have been notified of the requirement to upgrade, if required.

The Company has addressed the Year 2000 issue with the suppliers of systems on which certain of the Company's systems rely, and with which significant electronic commerce is conducted, and has requested verification that they will be compliant on a timely basis. To that end, the Company has been and will continue to work closely with those vendors to ascertain that Year 2000 compliance is achieved. The Company is not aware of any significant third party that has a compliance issue which would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means to ensure that such third parties will in fact be Year 2000 compliant, and the inability of third parties to be compliant in a timely fashion could have a material adverse impact on the Company. The effect of non-compliance by a third party is not determinable.

The initial readiness target date established by the Program was December 31, 1998. Although this date was not met for every system, the Program is at an advanced stage. The identification, inventory and the initial risk assessment stages of the program have been completed, and those systems critical to the Company's business have had corrections provided and have either been tested or are in the process of being tested. It is presently anticipated that the entire Program will have been completed by June 1999.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Year 2000 Compliance--Continued

Costs of Addressing Year 2000 Issues

The Company's cost of Year 2000 remediation is estimated at $5.1 million through the end of 1999. The actual and estimated future costs are as follows:

                                         Costs through     Estimated
                                        January 29, 1999  Future Costs     Total
                                        ----------------  ------------     -----
                                                   (Dollars in thousands)
Internal Systems                            $1,900         $  900         $2,800
Product Line                                 1,500            800          2,300
                                            ------         ------         ------
Total Costs                                 $3,400         $1,700         $5,100
                                            ======         ======         ======

The above costs include the costs of identification, system corrections and testing and are expensed as incurred. The estimated future costs include the continued testing of all systems including the extensive testing of the software where corrections have been made by external consultants and returned to the Company. In addition to the above, the Company has also purchased and will purchase during the remainder of 1999 new hardware and software which replaces older non-compliant systems. These new systems were required to meet the Company's increasing information requirements, in addition to the requirements for Year 2000 compliance. The estimated costs of such systems is $900,000, and will be capitalized.

Estimated costs to remedy Year 2000 issues have increased slightly during this quarter, but the estimated cost of purchasing replacement hardware and software has decreased, as it was determined that certain systems that were to be replaced can in fact be made compliant.

Risks of the Company's Year 2000 Issues

The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the program. Failure to correct a material Year 2000 issue could result in an interruption to, or a failure of, normal business activities or operations. Such an interruption, or failure, could materially adversely affect the Company's results of operations, liquidity and financial condition. In addition, disruption in the economy in general resulting from Year 2000 issues could also materially adversely impact the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Year 2000 Compliance--Continued

The Company's Contingency Plans

Although the Company believes that both its internal systems and product lines will be compliant in a timely manner, the Company is in the process of developing contingency plans which it expects to be complete in the first half of 1999. Such plans will include back up stand alone systems, methods not relying on computers, and the identification and commitment of alternate suppliers and vendors. Those business units supplying products dependent on time sensitive computer systems will have teams of technicians available to assist customers with any Year 2000 issues which are not revealed until after December 31, 1999. The Company does not anticipate that problems of this nature will be significant due to thorough testing of its product line.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:

Interest Rate Market Risk

The Company has cash equivalents on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $88 million. At January 29, 1999, the Company had borrowings totaling $33.7 million under these agreements. The interest rates on these borrowings are variable and, therefore, interest expense and interest income are affected by the general level of U.S. and foreign interest rates. Increases in interest expense resulting from an increase in interest rates would be offset to some extent by a corresponding increase in interest income from cash equivalents.

The Company's total long-term debt of $55.2 million at January 29, 1999 consists substantially of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not exposed to changes in interest rates in the near term.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan, and non-current investments consisting of a portfolio of equity securities. The total market value of these investments is $2.2 million and based on this value, the Company does not believe that its exposure to market risk from these investments is material.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries, and is therefore subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar, which may impact reported earnings. The Company attempts to reduce these risks by utilizing foreign currency option contracts to hedge the adverse impact on foreign currency receivables and sales when the dollar strengthens against the related foreign currency. At January 29, 1999, the Company had purchased foreign currency options in the aggregate notional amount of $7.7 million, which approximated its exposure in foreign currencies at that date. The Company does not believe that it is exposed to material foreign exchange market risk.

PART II - OTHER INFORMATION

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

15.01    Letter from Ernst & Young LLP.

15.02    Letter from Ernst & Young LLP regarding interim financial information

27.01    Financial Data Schedule.

(b)    Reports on Form 8-K:

The only Report on Form 8-K filed during the quarter ended January 29, 1999 was a report dated December 2, 1998 (date of earliest event reported) reporting Item 5: Other Events and Item 7: Financial Statements and Exhibits. No financial statements were filed with that Report.