Form 10-Q
period 1999-04-30
VOLT INFORMATION SCIENCES INC
filed 1999-06-11
CIK 103872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Six Months Ended April 30, 1999

      Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _________________


Commission File No. 1-9232


                         VOLT INFORMATION SCIENCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

       New York                                            13-5658129
-------------------------------                        --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)

1221 Avenue of the Americas, New York, New York               10020
------------------------------------------------           ------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (212) 704-2400

                                 Not Applicable
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   /X/        No   / /

The number of shares of common stock, $.10 par value, outstanding as of June 4, 1999 was 15,025,356.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS

      PART I - FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Statements of  Income - Six Months
                  and Three Months Ended April 30, 1999 and May 1, 1998           3

                  Condensed Consolidated Balance Sheets - April 30, 1999
                  and October 30, 1998                                            4

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended April 30, 1999 and May 1, 1998                 5

                  Notes to Condensed Consolidated Financial Statements            7

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                      12

      Item 3.     Qualitative and Quantitative Disclosures about Market Risk     23

      PART II - OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders            24

      Item 6.     Exhibits and Reports on Form 8-K                               25


      SIGNATURE                                                                  26

PART I - FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                                 Six Months Ended                      Three Months Ended
                                                         -------------------------------         -------------------------------
                                                           April 30,             May 1,            April 30,             May 1,
                                                             1999                1998                1999                1998
                                                         -----------         -----------         -----------         -----------
                                                                      (Dollars in thousands, except per share data)

NET SALES:
  Sales of services                                      $   983,948         $   733,712         $   512,770         $   390,132
  Sales of products                                           38,247              40,386              19,503              22,451
                                                         -----------         -----------         -----------         -----------
                                                           1,022,195             774,098             532,273             412,583
                                                         -----------         -----------         -----------         -----------

COSTS AND EXPENSES:
  Cost of sales
    Services                                                 934,408             692,643             482,649             367,410
    Products                                                  23,035              23,731              11,782              13,625
  Selling and administrative                                  34,187              27,656              18,755              14,385
  Research, development and engineering                        5,051               6,504               2,659               3,537
  Depreciation and amortization                               11,690              10,122               5,983               5,093
                                                         -----------         -----------         -----------         -----------
                                                           1,008,371             760,656             521,828             404,050
                                                         -----------         -----------         -----------         -----------

OPERATING PROFIT                                              13,824              13,442              10,445               8,533

OTHER INCOME (EXPENSE):
  Interest income                                                946               1,315                 386                 554
  Other income - net                                              69                 118                 147                  90
  Gain on sale of joint venture--Note E                        1,272
  Foreign exchange loss - net                                   (208)               (657)                (79)               (204)
  Interest expense                                            (4,105)             (2,787)             (2,079)             (1,413)
                                                         -----------         -----------         -----------         -----------


Income before income taxes and minority interests             11,798              11,431               8,820               7,560


Income tax provision                                          (4,130)             (4,734)             (3,461)             (3,193)
Minority interests in net loss (income)
  of consolidated subsidiaries                                   572                 207                 319                 (48)
                                                         -----------         -----------         -----------         -----------

NET INCOME                                               $     8,240         $     6,904         $     5,678         $     4,319
                                                         ===========         ===========         ===========         ===========


                                                                                      Per Share Data
                                                                                      --------------
Basic:
  Net income per share                                   $      0.55         $      0.46         $      0.38         $      0.29
                                                         ===========         ===========         ===========         ===========

  Weighted average number of shares--Note F               15,018,426          14,902,093          15,025,345          14,912,082
                                                         ===========         ===========         ===========         ===========


Diluted:
  Net income per share                                   $      0.54         $      0.45         $      0.38         $      0.28
                                                         ===========         ===========         ===========         ===========

  Weighted average number of shares--Note F               15,129,750          15,362,239          15,089,546          15,344,831
                                                         ===========         ===========         ===========         ===========


See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                       April 30,         October 30,
                                                                                          1999            1998 (a)
                                                                                       ---------         ---------
ASSETS                                                                                   (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                                            $  23,731         $  31,625
  Short-term investments                                                                   1,878             1,099
  Trade accounts receivable less allowances of $6,310 (1999) and $5,822 (1998)           298,288           286,655
  Inventories--Note B                                                                     48,302            38,997
  Deferred income taxes                                                                    8,336             8,065
  Prepaid expenses and other assets                                                       10,382             7,005
                                                                                       ---------         ---------
TOTAL CURRENT ASSETS                                                                     390,917           373,446

Investment in joint venture--Note E                                                        1,324
Investment in securities                                                                     448             1,489
Property, plant and equipment less allowances for depreciation and amortization
  of $56,058 (1999) and $51,134 (1998)--Note C                                            72,965            67,564
Deferred income taxes and other assets                                                    10,597             7,190
Intangible assets-net of accumulated amortization of $15,305 (1999) and
  $12,553 (1998)--Note G                                                                  53,902            19,637
                                                                                       ---------         ---------
                                                                                       $ 530,153         $ 469,326
                                                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks--Note C                                                       $  46,307         $   4,128
  Current portion of long-term debt--Note C                                                2,654             1,399
  Accounts payable                                                                        97,671            91,377
  Accrued wages and commissions                                                           39,941            39,457
  Other accruals                                                                          26,955            28,044
  Customer advances and other liabilities                                                 26,787            23,480
  Income taxes                                                                             5,333             6,725
                                                                                       ---------         ---------
TOTAL CURRENT LIABILITIES                                                                245,648           194,610

LONG-TERM DEBT--Note C                                                                    56,493            54,048

MINORITY INTERESTS                                                                        18,871            19,446

STOCKHOLDERS' EQUITY--Notes C and D
  Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
  Common stock, par value $.10; Authorized--30,000,000 shares; issued and
    outstanding--15,025,356 shares (1999) and 15,006,164 shares (1998)                     1,503             1,501
  Paid-in capital                                                                         37,556            37,127
  Retained earnings                                                                      170,498           162,258
  Accumulated other comprehensive (loss) income                                             (416)              336
                                                                                       ---------         ---------
                                                                                         209,141           201,222
                                                                                       ---------         ---------
                                                                                       $ 530,153         $ 469,326
                                                                                       =========         =========

(a) The Balance Sheet at October 30, 1998 has been derived from the audited financial statements at that date.

      See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                Six  Months Ended
                                                                            -------------------------
                                                                            April 30,         May 1,
                                                                              1999             1998
                                                                            --------         --------
                                                                              (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income                                                                  $  8,240         $  6,904
Adjustments to reconcile net income to cash provided by (applied to)
  operating activities:
    Depreciation and amortization                                             11,690           10,122
    Gain on sale of joint venture                                             (1,272)
    Minority interests                                                          (572)            (207)
    Accounts receivable provisions                                             1,990            1,293
    (Gain) loss on foreign currency translation                                 (166)             127
    Deferred income tax (benefit) provision                                     (695)           1,282
    Other                                                                        111               50
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                         (3,863)         (23,994)
      Increase in inventories                                                 (9,236)          (2,272)
      Increase in prepaid expenses and other current assets                   (2,904)          (1,249)
      Decrease (increase) in other assets                                         81           (3,154)
      (Decrease) increase in accounts payable                                    (52)           1,102
      (Decrease) increase in accrued expenses                                 (1,932)           1,255
      Increase in customer advances and other liabilities                      4,465            6,212
      Decrease in income taxes payable                                        (2,485)          (7,442)
                                                                            --------         --------

NET CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES                         3,400           (9,971)
                                                                            --------         --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                               Six Months Ended
                                                                          -------------------------
                                                                          April 30,          May 1,
                                                                            1999             1998
                                                                          --------         --------
                                                                            (Dollars in thousands)
  CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
    Sales of investments                                                     2,408
    Maturities of investments                                                                   211
    Purchases of investments                                                (3,101)            (214)
    Investment in joint venture                                             (1,330)
    Acquisitions                                                           (38,751)          (1,980)
    Proceeds from disposals of property, plant and equipment                   145              338
    Purchases of property, plant and equipment                             (12,231)         (15,586)
    Other                                                                     (230)             (10)
                                                                          --------         --------
  NET CASH APPLIED TO INVESTING ACTIVITIES                                 (53,090)         (17,241)
                                                                          --------         --------

  CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES
    Payment of long-term debt                                                 (699)          (1,250)
    Exercise of stock options                                                   21              686
    Increase (decrease) in notes payable to banks                           42,027           (1,207)
                                                                          --------         --------
  NET CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES                    41,349           (1,771)
                                                                          --------         --------

  Effect of exchange rate changes on cash                                      447              (75)
                                                                          --------         --------

  NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (7,894)         (29,058)

  Cash and cash equivalents, beginning of period                            31,625           54,234
                                                                          --------         --------

  CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 23,731         $ 25,176
                                                                          ========         ========

  SUPPLEMENTAL INFORMATION
  Cash paid during the period:
    Interest, including $58 capitalized in 1999                           $  4,150         $  2,946
    Income taxes, net of refunds                                          $  6,216         $ 10,553

  Obligation incurred in connection with the purchase and support of
    an Enterprise Resource Planning System                                $  4,334


  See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at April 30, 1999, consolidated results of operations for the six and three months ended April 30, 1999 and May 1, 1998 and consolidated cash flows for the six months ended April 30, 1999 and May 1, 1998. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 30, 1998. The accounting policies used in preparing these financial statements are the same as those described in that Report. The 1998 financial statements contained herein have been reclassified to conform with the current year's presentation. The Company's fiscal year ends on the Friday nearest October 31.

Note B--Inventories

Inventories consist of:

                                       April 30,      October 30,
                                         1999           1998
                                        -------        -------
                                        (Dollars in thousands)
Services:
  Accumulated unbilled costs on:
      Service contracts                 $36,177        $27,579
      Long-term contracts                                  108
                                        -------        -------
                                         36,177         27,687
                                        -------        -------
Products:
  Materials                               5,743          5,671
  Work-in-process                         2,868          2,713
  Service parts                           1,346          1,819
  Finished goods                          2,168          1,107
                                        -------        -------
                                         12,125         11,310
                                        -------        -------

Total                                   $48,302        $38,997
                                        =======        =======

The cumulative amounts billed, principally under service contracts at April 30, 1999 and long-term contracts at October 30, 1998, of $5.0 million and $25.7 million, respectively, are credited against the related costs in inventory. Substantially all of the amounts billed have been collected.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Long-Term Debt and Financial Arrangements

Long-term debt consists of the following:

                                                     April 30,     October 30,
                                                       1999           1998
                                                     -------        -------
                                                     (Dollars in thousands)
7.92% Senior Notes (a)                               $50,000        $50,000
Term loan (b)                                          3,750          4,200
Notes and other obligations payable (c) & (d)          5,397          1,247
                                                     -------        -------
                                                      59,147         55,447
Less amounts due within one year                       2,654          1,399
                                                     -------        -------
Total long-term debt                                 $56,493        $54,048
                                                     =======        =======

(a) On August 28, 1996, the Company issued $50.0 million of Senior Notes in a private placement with institutional investors. The notes bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments beginning in August 2000. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants. One such covenant requires the Company to maintain a level of consolidated net worth which, under a formula, was $123.6 million at April 30, 1999. However, the terms of the Company's revolving Credit Agreement require the Company to maintain a consolidated net worth of $140.3 million at April 30, 1999 (see below).

(b) In October 1994, the Company entered into a $10.0 million loan agreement with Fleet Bank, which is secured by a deed of trust on land and buildings (book value at April 30, 1999 - $13.9 million). The loan, which bears interest at 7.86% per annum, requires principal payments of $225,000 per quarter and a final payment of $1.7 million in October 2001.

(c) A loan of $2.5 million from the Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The loan, guaranteed by the Company, is being repaid in semi-annual payments of $249,000, plus interest calculated at LIBOR (4.88% at April 30, 1999) plus 0.25%, through March 15, 2001.

(d) On February 9, 1999, the Company entered into a $5.6 million Installment Payment Agreement to purchase and maintain an Enterprise Resource Planning System for internal use, which has been capitalized and will be amortized over a seven year period. The Agreement provides for amortization of interest, calculated at 6%, and principal in five equal annual installments of $1.3 million; the first payment was made in February 1999, with the final payment due in February 2003.

In addition, on July 2, 1997, the Company entered into a $75.0 million, three-year, syndicated, unsecured, revolving Credit Agreement ("Credit Agreement") with a group of banks for which the Chase Manhattan Bank ("Chase") and Fleet Bank, N.A. are serving as co-agents. In December 1998, the Company amended and restated the Credit Agreement to extend it to January 2002. Borrowings under the facility bear interest at various interest rates, with the Company having the option to select the most favorable rate at the time of borrowing. The Credit Agreement provides for, among other things, the maintenance of various financial ratios and covenants, including a requirement that the Company maintain consolidated net worth (as defined) of $110.0 million, plus 50% of consolidated net income for each completed fiscal year (resulting in a requirement at April 30, 1999 to maintain consolidated net worth of $140.3 million), and certain limitations on the extent to which the Company and its

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Long-Term Debt and Financial Arrangements--Continued

subsidiaries may incur additional indebtedness, liens and sale of assets. There were $36.4 million in outstanding borrowings under the Agreement at April 30, 1999 (see Note G).

Note D--Stockholders' Equity

Changes in the major components of stockholders' equity for the six months ended April 30, 1999 are as follows:

                                              Common          Paid-In         Retained
                                               Stock          Capital         Earnings
                                               -----          -------         --------
                                                       (Dollars in thousands)
Balance at October 30, 1998                   $  1,501        $ 37,127        $162,258
Net income for the six months                                                    8,240
Issuance of 18,172 shares to ESOP                    2             408
Stock options exercised - 1,020 shares                              21
                                              --------        --------        --------
Balance at April 30, 1999                     $  1,503        $ 37,556        $170,498
                                              ========        ========        ========


The accumulated other comprehensive income (loss) consists of a cumulative unrealized foreign currency translation adjustment of ($232,000) and ($114,000) at April 30, 1999 and October 30, 1998, respectively, and an unrealized (loss) gain in marketable securities of ($184,000) and $450,000 at April 30, 1999 and October 30, 1998, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive income as follows:

                                                           Six Months Ended                Three Months Ended
                                                        -----------------------         -----------------------
                                                        April 30,        May 1,         April 30,         May 1,
                                                          1999            1998            1999            1998
                                                        -------         -------         -------         -------
                                                                           (Dollars in thousands)

Net income                                              $ 8,240         $ 6,904         $ 5,678         $ 4,319
Foreign currency translation adjustments - net             (118)             41             (42)            (30)
Unrealized losses on marketable securities - net           (634)                           (223)
                                                        -------         -------         -------         -------
Total comprehensive income                              $ 7,488         $ 6,945         $ 5,413         $ 4,289
                                                        =======         =======         =======         =======

Note E--Joint Ventures

In the first quarter of 1999, the Company recognized $1.3 million of a previously deferred $2.0 million gain on the sale in 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Company's Uruguayan division. During the 1999 first quarter, the venture repaid certain of its obligations. The balance of the deferred gain will be recognized as the Uruguayan division collects its receivables from the venture.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Joint Ventures--Continued

The Company owns a 50% interest in westVista Advertising Services, a joint venture with a subsidiary of TELUS Corporation. The venture was formed in fiscal 1998 for the acquisition or establishment and subsequent operation of one or more businesses engaged in the publication of telephone directories in the western United States. During the second quarter of 1999, the venture made its first acquisition, purchasing eleven community Yellow Pages directories.

The following summarizes the financial information of the joint venture as of April 30, 1999:

                                               Company's
                                Total           Equity
                                -----           ------
                                (Dollars in thousands)
Currents assets                $   684
Noncurrent assets                2,656
Current liabilities               (692)
                               -------
Equity of joint venture        $ 2,648         $ 1,324
                               =======         =======

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

Included in the results of operations for the five months since the acquisition are sales of $34.2 million and an operating profit of $1.3 million, net of $708,000 of amortization of goodwill. The assets acquired, excluding intangibles, consisted principally of accounts receivable sold on a nonrecourse basis pursuant to a factoring agreement. The Company borrowed under its revolving Credit Agreement to finance this acquisition and to replace the factoring agreement. This acquisition, along with two toll-free directories acquired in October 1998, and a network solutions company acquired in April 1999, resulted in an increase in intangible assets of $37.0 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note H--Segment Disclosures

Effective the beginning of fiscal 1999, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about material operating segments or groups of operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 did not affect results of operations or financial position and, except for a minor reclassification, did not affect the disclosure of segment information.

Operations by segment for the six and three months ended April 30, 1999 and May 1, 1998 included on page 12 of this report are an integral part of these financial statements. Intersegment sales are not material to any segment.

During the six months ended April 30, 1999, consolidated assets increased by $60.8 million, primarily as a result of the Gatton acquisition by the Company's Staffing Services segment (see Note G).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED APRIL 30, 1999 COMPARED
TO THE SIX MONTHS AND THREE MONTHS ENDED MAY 1, 1998

The information which appears below relates to current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations and no inferences as to future operations should be drawn.

The following summarizes the Company's unaudited results of operations by segment:

                                                           For the Six Months Ended               For the Three Months Ended
                                                         -------------------------------         -------------------------------
                                                          April 30,            May 1,             April 30,            May 1,
                                                            1999                1998                1999                1998
                                                         -----------         -----------         -----------         -----------
                                                                                 (Dollars in thousands)
Net Sales:
----------
Staffing Services                                        $   818,288         $   585,141         $   431,001         $   315,527
Telephone Directory                                           35,366              38,989              16,996              21,602
Telecommunications Services                                   81,228              84,880              45,226              42,443
Computer Systems                                              51,994              29,683              21,320              13,202
Electronic Publication and Typesetting Systems                38,364              40,590              19,568              22,548
Elimination of intersegment sales                             (3,045)             (5,185)             (1,838)             (2,739)
                                                         -----------         -----------         -----------         -----------

Total Net Sales                                          $ 1,022,195         $   774,098         $   532,273         $   412,583
                                                         ===========         ===========         ===========         ===========

Segment Operating Profit (Loss):
--------------------------------
Staffing Services                                        $    16,236         $    12,642         $    10,318         $     7,825
Telephone Directory                                           (1,762)               (619)               (429)                405
Telecommunications Services                                    4,410               7,001               3,281               3,207
Computer Systems                                               3,123                (414)              1,674                (586)
Electronic Publication and Typesetting Systems                (1,080)                732                (669)                763
                                                         -----------         -----------         -----------         -----------
              Total Segment Operating Profit                  20,927              19,342              14,175              11,614

General corporate expenses                                    (7,103)             (5,900)             (3,730)             (3,081)
                                                         -----------         -----------         -----------         -----------
Total Operating Profit                                        13,824              13,442              10,445               8,533

Interest and other income - net                                1,015               1,433                 533                 644
Gain on sale of joint venture                                  1,272
Foreign exchange loss - net                                     (208)               (657)                (79)               (204)
Interest expense                                              (4,105)             (2,787)             (2,079)             (1,413)
                                                         -----------         -----------         -----------         -----------

Income Before Income Taxes and Minority Interests        $    11,798         $    11,431         $     8,820         $     7,560
                                                         ===========         ===========         ===========         ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS AND THREE MONTHS ENDED APRIL 30, 1999 COMPARED
TO THE SIX MONTHS AND THREE MONTHS ENDED MAY 1, 1998--Continued

Forward-Looking Statements Disclosure

In order to keep the Company's stockholders and investors informed of the Company's future plans and objectives, this Quarterly Report on Form 10-Q and other reports and statements issued by the Company and its officers from time-to-time contain, certain statements concerning the Company's future plans, objectives, performance, intentions and expectations that are, or may be deemed to be, "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders to take advantage of the "safe harbor" provisions of that Act.

Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, general economic, competitive and other business conditions; the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services; material changes in demand from larger customers, including those with which the Company has national contracts; the effect of litigation by temporary employees against temporary help companies and the customers with whom they do business; changes in customer attitudes toward outsourcing; the Company's ability to recruit qualified employees to satisfy customer requirements for the Company's staffing services; the Company's ability to meet competition in its highly competitive markets with minimal impact on margins; intense price competition and pressure on margins; the Company's ability to maintain superior technological capability; the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner, and achieve customer acceptance of such products and systems in markets characterized by rapidly changing technology and frequent new product introductions; risks inherent in new product introductions, such as start-up delays, cost overruns, uncertainty of customer acceptance, and dependence on third parties for some product components; changes in laws, regulations and government policies; the Company's performance on contracts; the degree and effects of inclement weather; timing of customer acceptances of systems; and the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service; the Company's ability to successfully and timely complete its Year 2000 compliance programs, and the ability of certain of its suppliers and customers to be Year 2000 compliant. These and certain other factors are discussed in the Company's Annual Report on Form 10-K for the year ended October 30, 1998 and may be discussed in reports hereafter filed with the Securities and Exchange Commission, including this Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO THE SIX MONTHS ENDED MAY 1, 1998

Results of Operations - Summary

In the six-month period of fiscal 1999, net sales increased from the comparable period in fiscal 1998 by $248.1 million, or 32%, to $1.0 billion. The increase in 1999 net sales resulted primarily from a $233.1 million increase in sales by the Staffing Services segment, a substantial portion of which was increased managed service revenue, and a $22.3 million increase in sales by the Computer Systems segment, partially offset by decreases in the other three segments.

The Company's pretax income before minority interests increased by $367,000, or 3%, to $11.8 million in 1999. The operating profit of the Company's segments increased by $1.6 million, or 8%, to $20.9 million in 1999. While the Staffing Services segment and the Computer Systems segment increased their operating profits, the decrease in results of the three other segments partially offset these gains.

Consolidated 1999 results included a gain on the sale of a joint venture of a $1.3 million (see Note E of Notes to Consolidated Financial Statements of this Report).

Net income in the first six months of 1999 was $8.2 million, compared with net income of $6.9 million in the first six months of 1998.

Results of Operations - By Segment

Sales of the Staffing Services segment increased by $233.1 million, or 40%, to $818.3 million in 1999 with traditional staffing revenues increasing by 16% and managed service revenue more than doubling, and the segment's operating profit increased by $3.6 million, or 28%, to $16.2 million, compared with $12.6 million in 1998. Approximately $154.4 million, or 66%, of the segment's 1999 sales increase was due to pass-through costs primarily related to the use of associate vendors to service large national managed service contracts, which increased from $93.0 million in 1998 to $247.4 million in 1999. Approximately $46.9 million of the segment's increase was from business with new customers, including $34.2 million of sales from a newly acquired subsidiary, with the remaining increase of $31.8 arising from existing customers. The increase in the segment's operating profit was due to the increase in sales. A decrease in gross margin percentage of 1.3 percentage points was due to the higher associate vendor usage in managed service contracts, which is billed at substantially lower mark-ups than traditional recruited business.

The Technical Placement division of the Staffing Services segment accounted for substantially all of the sales increase and its operating profit increased by 72% to $12.0 million. Sales of the Commercial and Light Industrial division, which specializes in temporary placements, were approximately the same as the prior year, and operating profit decreased by 26% to $4.2 million. The Company has initiated an evaluation of its commercial and light industrial branch offices, and has closed or will close several under-performing offices. An insignificant loss of revenue is expected from these closings, as alternative offices will serve their markets. Additional cost containment efforts for the division are focused on reducing overhead costs, primarily through decreasing labor costs.

The Telephone Directory segment's sales decreased by $3.6 million, or 9%, to $35.4 million in fiscal 1999. Its operating loss increased to $1.8 million in 1999 from a loss of $619,000 in 1998. The sales decrease was due to decreased production sales including the absence of sales under two contracts that expired in the second half of fiscal 1998, which accounted for approximately 22% of the segment's sales in the first six months of fiscal 1998,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 30, 1999 COMPARED
TO THE SIX MONTHS ENDED MAY 1, 1998--Continued

Results of Operations - By Segment--Continued

partially offset by increased independent directory publishing sales of $6.9 million, which included publication of two newly acquired toll-free directories. The increase in the segment's operating loss in fiscal 1999 was due to the expiration of these production contracts, partially offset by increased operating profit resulting from higher publishing sales. This segment's services are rendered under various short and long-term contracts, some of which expire in the ordinary course, while others are renewed and new contracts are awarded to the segment from time to time. Existing contracts are scheduled to expire through 2001.

The Telecommunications Services segment's sales decreased by $3.7 million, or 4%, to $81.2 million in fiscal 1999 and its operating profit decreased by $2.6 million, or 37%, to $4.4 million in fiscal 1999 from $7.0 million in 1998. The sales decrease was due to a 16% decrease in the Construction division, resulting from a delay in capital spending by customers on infrastructure, partially offset by a 49% increase in the Central Office division. Operating profit decreased due to the decrease in the Construction division's sales without an accompanying decrease in overhead due to the difficulty in recruiting competent technical staff which precluded a cutback in personnel during this period.

The Computer Systems segment's sales increased by $22.3 million, or 75%, to $52.0 million in 1999 and its operating profit was $3.1 million compared to a loss of $414,000 in 1998. The increase in sales and operating profit was due to the customer acceptance and recognition of the installation of an operator service system in Holland, which was accounted for under the completed contract method of accounting, increased transaction volume of its outsourced directory assistance services and increased support and maintenance revenue. These increases were partially offset by a reduction in other system upgrade sales. This segment's results on a quarter-to-quarter basis are highly dependent on the requirements by customers for, and acceptance of, new directory assistance systems and upgrades to existing systems, which occur periodically rather than evenly.

The Electronic Publication and Typesetting Systems segment's sales decreased by $2.2 million, or 5%, to $38.4 million in 1999, and it incurred an operating loss of $1.1 million compared with an operating profit of $732,000 in 1998. The fiscal 1999 sales decrease resulted primarily from a decrease in international sales of systems and equipment. Operating results decreased due to lower sales and a 1.7 percentage point decrease in gross margins, due primarily to the sale of a greater proportion of sales of lower margin systems and equipment products which experienced competitive pricing pressures. Operating expenses increased 2% in fiscal 1999 due primarily to development costs associated with the segment's new Computer-to-Plate product.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 30, 1999 COMPARED
TO THE SIX MONTHS ENDED MAY 1, 1998--Continued

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the six-month periods were:

Selling and administrative expenses increased by $6.5 million, or 19%, to $34.2 million in 1999 as a result of acquisitions, the cost of Year 2000 remediation, discussed below, the initial costs associated with the implementation of an accounting and back office Enterprise Resource Planning System (ERP) and to support the increased sales levels.

Research, development and engineering decreased by $1.5 million, or 22%, to $5.1 million in 1999. The decrease in 1999 was primarily due to a reduction in product development in the Computer Systems segment as new products and services were completed and introduced to new and existing customers partially offset by increased development costs associated with the Electronic Publication and Typesetting Systems segment's new Computer-to-Plate product.

Depreciation and amortization increased by $1.6 million, or 15%, to $11.7 million in 1999. The 1999 increase was attributable to amortization of intangibles, due to acquisitions made in 1999 and 1998.

Interest income decreased by $369,000, or 28%, to $946,000 in 1999, primarily due to a decrease of funds available for investment.

The foreign exchange loss in the six months of 1999 was $208,000 compared to $657,000 in 1998. In 1998, a significant strengthening of the U.S. dollar compared to other currencies resulted in the foreign exchange loss before the Company's hedging program became effective which significantly reduced losses.

Interest expense increased by $1.3 million, or 47%, to $4.1 million in 1999. The increase is the result of the Company borrowing under its revolving Credit Agreement to finance the acquisition of Gatton Computing Group Limited, "Gatton", interest incurred by Gatton on advances from its factor and higher interest rates and financing costs incurred by the Company's Uruguayan division.

The Company's effective tax rate was reduced to 35% in 1999 from 41.4% in 1998. The low effective tax rate in 1999 resulted from the non-taxable gain on the sale of a Brazilian joint venture, increased profits from foreign subsidiaries which are taxed at a lower rate and higher general business tax credits.

In the first quarter of 1999, the Company recognized $1.3 million of a previously deferred gain on the sale in 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Company's Uruguayan division. During the 1999 first quarter, the venture repaid certain of its obligations. The balance of the deferred gain will be recognized as the Uruguayan division collects its receivables from the venture.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THE THREE MONTHS ENDED MAY 1,
1998

Results of Operations - Summary

In the second quarter of fiscal 1999, net sales increased by $119.7 million, or 29%, to $532.3 million from the comparable period in fiscal 1998. The increase in 1999 net sales resulted primarily from a $115.5 million increase in sales by the Staffing Services segment, a substantial portion of which was increased managed service revenue, and a $8.1 million increase in sales by the Computer Systems segment, partially offset by a $4.6 million decrease in sales by the Telephone Directory segment.

The Company's 1999 pretax income before minority interests increased by $1.3 million, or 17%, to $8.8 million. The operating profit of the Company's segments increased by $2.6 million, or 22%, to $14.2 million in 1999. While the Staffing Services segment and the Computer Systems segment increased their operating profits, the decrease in results of the other three segments partially offset these gains.

Net income in the three months of 1999 was $5.7 million, compared with net income of $4.3 million in the three months of 1998.

Results of Operations - By Segment

Sales of the Staffing Services segment increased by $115.5 million, or 37%, to $431.0 million in the second quarter of 1999 with traditional staffing revenues increasing by 16% and managed service revenue more than doubling, and the segment's operating profit increased by $2.5 million, or 32%, to $10.3 million, compared with $7.8 million in 1998. Approximately $74.8 million, or 65%, of the segment's 1999 sales increase was due to pass-through costs primarily related to the use of associate vendors to service large national managed service contracts, which increased from $56.1 million in 1998 to $130.9 million in 1999. Approximately $27.4 million of the segment's increase was from business with new customers, including $21.4 million of sales from a newly acquired subsidiary, with the remaining increase of $13.3 million arising from existing customers. The increase in the segment's operating profit was due to the increase in sales. A decrease in gross margin percentage of 1.1 percentage points was due to the higher associate vendor usage in managed service contracts, which is billed at substantially lower mark-ups than traditional recruited business.

The Telephone Directory segment's sales decreased by $4.6 million, or 21%, to $17.0 million in the second quarter of fiscal 1999. It incurred an operating loss of $429,000 compared to an operating profit of $405,000 in the second quarter of 1998. The sales decrease was due to decreased production sales including the absence of sales under two contracts that expired in the second half of fiscal 1998, which accounted for approximately 20% of the segment's sales in the second quarter of fiscal 1998. The increase in the segment's loss in fiscal 1999 was due primarily to the expiration of these production contracts. This segment's services are rendered under various short and long-term contracts, some of which expire in the ordinary course, while others are renewed and new contracts are awarded to the segment from time to time. Existing contracts are scheduled to expire through 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 30, 1999 COMPARED
TO THE THREE MONTHS ENDED MAY 1, 1998--Continued

Results of Operations - By Segment--Continued

The Telecommunications Services segment's sales increased by $2.8 million, or 7%, to $45.2 million in the second quarter of fiscal 1999 and its operating profit increased by $74,000, or 2%, to $3.3 million in fiscal 1999, from $3.2 million in 1998. The sales increase was due to a 41% increase in the Central Office division and a 11% increase in the Business Systems division, partially offset by a 5% decrease in the Construction division. Operating profit increased due to the increase in sales and a 0.7 percentage point increase in gross margins, partially offset by a 12% increase in overhead.

The Computer Systems segment's sales increased by $8.1 million, or 61%, to $21.3 million in the second quarter of 1999 and its operating profit was $1.6 million compared to a loss of $586,000 in 1998. The increase in sales and operating profit was due to the customer acceptance and recognition of the second phase of the installation of an operator service system in Holland, which was accounted for under the completed contract method of accounting, increased transaction volumes of its outsourced directory assistance services and increased support and maintenance revenue. These increases were partially offset by a reduction in other system upgrade sales. This segment's results on a quarter to quarter basis are highly dependent on the requirements by customers for, and acceptance of, new directory assistance systems and upgrades to existing systems, which occur periodically rather than evenly.

The Electronic Publication and Typesetting Systems segment's sales decreased by $3.0 million, or 13%, to $19.6 million in the second quarter of 1999. It incurred an operating loss of $669,000 in the second quarter of 1999 compared with an operating profit of $763,000 in the second quarter of 1998. The fiscal 1999 sales decrease resulted primarily from a decrease in international sales of systems and equipment. Operating results decreased due to lower sales and a 0.4 percentage point decrease in gross margins. Systems and equipment gross margins increased by 1.8 percentage points due principally to the sale of a greater proportion of higher margin products and customer service gross margins decreased 2.2 percentage points due primarily to the loss of several high margin contracts. Operating expenses increased by 3% in fiscal 1999 due primarily to development costs associated with the segment's new Computer-to-Plate product. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1999 of equipment introduced within the last three years comprising approximately 92% of equipment sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 30, 1999 COMPARED
TO THE THREE MONTHS ENDED MAY 1, 1998--Continued

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Selling and administrative expenses increased by $4.4 million, or 30%, to $18.8 million in 1999 as a result of acquisitions, the costs of Year 2000 remediation, the initial costs associated with the implementation of an ERP system and to support the increased sales levels.

Research, development and engineering decreased by $878,000, or 25%, to $2.6 million in 1999. The decrease in 1999 was primarily due to a reduction in product development in the Computer Systems segment as new products and services were completed and introduced to new and existing customers partially offset by increased development costs associated with the Electronic Publication and Typesetting Systems segment's new Computer-to-Plate product.

Depreciation and amortization increased by $890,000, or 17%, to $6.0 million in 1989. The 1999 increase was attributable to amortization of intangibles, due to acquisitions made in 1999 and 1998.

Interest income decreased by $168,000, or 30%, to $386,000 in 1999, primarily due to a decrease of funds available for investment.

The foreign exchange loss in the second quarter of 1999 was $79,000 compared to $204,000 in 1998. The losses in 1998 were due to unfavorable currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency options and forward contracts are purchased.

Interest expense increased by $666,000, or 47%, to $2.1 million in 1999. The increase is the result of the Company borrowing under its revolving Credit Agreement to finance the acquisition of Gatton, interest incurred by Gatton on advances from its factor and higher interest rates and financing costs incurred by the Company's Uruguayan division.

The Company's effective tax rate was reduced to 39% in 1999 from 42% in 1998 as a result of increased profits from foreign subsidiaries which are taxed at a lower rate and higher general business tax credits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital

Cash and cash equivalents decreased by $7.9 million to $23.7 million in the six months ended April 30, 1999. Primary among the factors providing $3.4 million in cash from operating activities in 1999 were the Company's net income of $8.2 million, augmented by $11.7 million of depreciation and amortization, and a $4.5 million increase in customer advances and other liabilities. The principal uses of cash in operating activities for the six months ended April 30, 1999 were an increase in the level of inventory of $9.2 million, accounts receivable of $3.9 million, prepaid expenses of $2.9 million and a decrease in income taxes payable of $2.5 million.

The principal use of cash applied in investing activities of $53.1 million was the expenditure for acquisitions of $38.8 million (primarily $35.9 million expended in connection with the acquisition of Gatton), and $12.2 million for property, plant and equipment.

Financing activities provided $41.3 million of cash from the increase in bank loans of $42.0 million borrowed principally to fund the acquisition and replace the factoring agreement of Gatton.

In addition to its cash and cash equivalents, at April 30, 1999, the Company has a $75.0 million, three-year, syndicated, unsecured credit line with a group of banks under a revolving Credit Agreement which extends to January 2002 of which $36.4 million was outstanding at April 30, 1999 (see Note C in the Notes to Condensed Consolidated Financial Statements).

The Company believes that its current financial position, working capital, future cash flows and credit lines will be sufficient to fund its presently contemplated operations and satisfy its debt obligations.

The Company has no material capital commitments. It is currently in the process of installing an Enterprise Resource Planning System for internal use to satisfy the Company's ongoing technology requirements, while the current systems are in the process of being made Year 2000 compliant. The cost of this new system, including the purchase and/or lease of software and hardware, three years of support and the initial implementation phase was $12.4 million, a significant portion of which has been capitalized and will be amortized over a seven year period. A significant portion of this amount has been financed over a three to four year period by vendors (see Note C in the Notes to Condensed Consolidated Financial Statements). The project is now nearing the end of the solution definition phase and the Company is assessing various alternative strategies for the next phase of the implementation.

Year 2000 Compliance

The Year 2000 issues have arisen as a result of computer programs being written using two digits rather than four to define the applicable year. Programs that have time sensitive software may therefore recognize "00" as the year 1900 rather than the year 2000, which could result in major system failures or miscalculations.

State of Readiness

The Company utilizes software and related technologies throughout its businesses that will be affected by the Year 2000 issues. Volt's Enterprise-Wide Year 2000 Compliance Assurance Program (the "Program") was initiated during 1997, in order that the Company's internal systems and products offered for sale would continue to meet its internal needs and those of its customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Year 2000 Compliance--Continued

The Program involves identifying, remediating and testing of all of its computer equipment and software for Year 2000 compliance, including Information Technology (IT) systems, as well as non-IT systems, such as communication systems and other systems which may contain time sensitive technologies.

The Program, which had been divided into several phases, was segmented to cover both internal systems and company products and a corporate policy was established that requires all current products to be Year 2000 compliant. Customers using older non-compliant products have been notified of the necessity to upgrade, if desired.

The Program is now at an advanced stage. It is anticipated that by the end of July 1999, most corrections will have been provided to systems which are critical to the Company's business, in addition to the Company's other systems, and will have been tested in a production environment. During the remainder of 1999, remaining corrections will be provided to critical systems, and other systems will be tested and either updated or replaced as required, and further, more exhaustive testing of certain critical systems, will be undertaken in a simulated Year 2000 environment. The Company is confident that all Year 2000 remediation work will be completed by the end of the year.

The Company has been, and will continue to work with its major vendors and service providers to ascertain that Year 2000 compliance is achieved. The Company is not aware of any significant third party that has a compliance issue which would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means to ensure that such third parties will in fact be Year 2000 compliant, and the inability of third parties to be compliant in a timely manner could have a material adverse impact on the company. The effect of non-compliance by a third party is not determinable.

Based on ongoing assessments of current progress and future plans, the Company believes that Year 2000 issues will not significantly affect its ability to deliver services and products to its customers on a timely basis. No issues have been encountered, nor are any anticipated, which would materially affect the Company's ability to continue operations.

Costs of Addressing Year 2000 Issues

The Company's cost of Year 2000 remediation is estimated at $6.1 million through the end of 1999. The actual and estimated future costs are as follows:


                          Costs through        Estimated
                         April 30, 1999       Future Costs         Total
                         --------------       ------------         -----
                                        (Dollars in thousands)
Internal Systems             $2,500             $1,400             $3,900
Product Line                  1,700                500              2,200
                             ------             ------             ------

Total Costs                  $4,200             $1,900             $6,100
                             ======             ======             ======

The above costs include the identification, system correction and testing and are expensed as incurred. The estimated future costs include the testing and upgrading or replacement of non critical hardware and applications, and the continued testing of certain critical systems including software where corrections have been made and the software returned to a production environment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Year 2000 Compliance--Continued

In addition to the above, the Company has purchased and will purchase during the remainder of 1999 new hardware and software which replaces older, non-compliant systems. These systems were mostly required to meet the Company's increasing information requirements, in addition to Year 2000 compliance. The estimated cost of such systems is $800,000, and will be capitalized.

The total estimated costs of the Year 2000 project have increased during the quarter by $1 million. This has occurred as a result of increased charges from outside contractors working on the project, and the decision to send a team of technicians to every branch location to test, remediate, upgrade and/or all hardware and third party software rather than have individual users test, remediate and upgrade their own equipment.

Risks of the Company's Year 2000 Issues

The Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the program. Failure to correct a material Year 2000 issue could result in an interruption to, or a failure of, normal business activities or operations. Such an interruption, or failure, could materially adversely affect the Company's results of operations, liquidity and financial condition. The amount of potential liability and lost revenue cannot reasonably be estimated at this time.

However, the Company's critical internal systems and product lines were prioritized and these systems have been thoroughly reviewed, tested and corrections have either been provided or will be provided, where necessary. Further testing in a simulated Year 2000 environment will be performed where appropriate.

The Company's Contingency Plans

Although the Company believes that its internal systems and product lines will be compliant on a timely manner, as part of the Program, the Company has instructed its business units to develop contingency plans. Such plans, which are currently being developed, will include back up stand alone systems, methods not relying on computers, and the identification and commitment of alternate suppliers. Those business units supplying products dependant on time sensitive computer systems will have teams of technicians available to assist customers with any issues which are not revealed until the Year 2000. The Company does not anticipate that problems of this nature will be significant due to the thorough testing of its product line.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:


Interest Rate Market Risk

The Company has cash equivalents on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $93 million. At April 30, 1999, the Company had borrowings totaling $46.3 million under these agreements. The interest rates on these borrowings are variable and, therefore, interest expense and interest income are affected by the general level of U.S. and foreign interest rates. Increases in interest expense resulting from an increase in interest rates would be offset to some extent by a corresponding increase in interest income from cash equivalents.

The Company's total long-term debt of $59.1 million at April 30, 1999 consists substantially of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not exposed to changes in interest rates in the near term.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan, and non-current investments consisting of a portfolio of equity securities. The total market value of these investments is $2.4 million and, based on this value, the Company does not believe that its exposure to market risk from these investments is material.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries, and is therefore subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar, which may impact reported earnings. The Company attempts to reduce these risks by borrowing funds in local currency to reduce net assets and the exposure of these assets to currency fluctuations (but which may result in higher interest costs), and by utilizing foreign currency option contracts to hedge the adverse impact on foreign currency receivables and sales when the dollar strengthens against the related foreign currency. At April 30, 1999, the Company had purchased foreign currency options in the aggregate notional amount of $7.1 million, which approximated its exposure in foreign currencies at that date. The Company does not believe that it is exposed to material foreign exchange market risk.

PART II - OTHER INFORMATION

ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1999 Annual Meeting of Shareholders held on April 15, 1999, shareholders:

(a) elected the following to serve as directors of the Company until the 2000 Annual Meeting of the Shareholders by the following votes:

                        For               Vote Withheld
                        ---               -------------
Steven A. Shaw          14,179,941          194,475

William Shaw            14,183,755          190,661

Jerome Shaw             14,183,759          190,657

James J. Groberg        14,185,183          189,233

William H. Turner       14,185,573          188,843

(b) ratified the action of the Board of Directors in appointing Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending October 29, 1999 by the following vote:

For:  14,316,156            Against:  47,505              Abstain:  10,755

There were no broker non-votes on any of the matters voted upon.

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

15.01     Letter from Ernst & Young LLP

15.02     Letter from Ernst & Young LLP regarding interim financial information.

27.01     Financial Data Schedule (filed with electronic version only).

(b)       Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter ended April 30, 1999.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      VOLT INFORMATION SCIENCES, INC.
                                                 (Registrant)



                                      BY: /s/ JACK EGAN
                                          ----------------------------
Date:  June 11, 1999                      JACK EGAN
                                          Vice President - Corporate Accounting
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
15.01     Letter from Ernst & Young LLP

15.02     Letter from Ernst & Young LLP regarding interim financial information.

27.01     Financial Data Schedule (filed with electronic version only).