Form 10-Q
period 1999-07-30
VOLT INFORMATION SCIENCES INC
filed 1999-09-10
CIK 103872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the Nine Months Ended July 30, 1999

Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 For the transition period from __________________________ to ______________________

Commission File No. 1-9232

                         VOLT INFORMATION SCIENCES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                              13-5658129
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1221 Avenue of the Americas, New York, New York                     10020
-----------------------------------------------                  ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (212) 704-2400

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

                            Yes   X        No
                                ------   ------
The number of shares of common stock, $.10 par value, outstanding as of September 3, 1999 was 15,029,516.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income - Nine Months
         and Three Months Ended July 30, 1999 and July 31, 1998                  3

         Condensed Consolidated Balance Sheets - July 30, 1999
         and October 30, 1998                                                    4

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended July 30, 1999 and July 31, 1998                       5

         Notes to Condensed Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              12

Item 3.  Qualitative and Quantitative Disclosures About Market Risk             23

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                       24


SIGNATURE                                                                       25

PART I - FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                Nine Months Ended                     Three Months Ended
                                                                -----------------                     ------------------
                                                           July 30,           July 31,            July 30,             July 31,
                                                             1999               1998                1999                 1998
                                                           --------           --------            --------             --------
                                                                        (Dollars in thousands, except per share data)

NET SALES:
  Sales of services                                      $ 1,527,429         $ 1,143,290         $   543,481         $   409,578
  Sales of products                                           54,781              62,587              16,534              22,201
                                                         -----------         -----------         -----------         -----------
                                                           1,582,210           1,205,877             560,015             431,779
                                                         -----------         -----------         -----------         -----------

COSTS AND EXPENSES:
  Cost of sales
    Services                                               1,443,123           1,078,367             508,715             385,724
    Products                                                  33,089              36,497              10,054              12,766
  Selling and administrative                                  54,137              43,066              19,950              14,871
  Research, development and engineering                        7,639               9,754               2,588               3,789
  Depreciation and amortization                               17,581              15,286               5,891               5,164
                                                         -----------         -----------         -----------         -----------
                                                           1,555,569           1,182,970             547,198             422,314
                                                         -----------         -----------         -----------         -----------

OPERATING PROFIT                                              26,641              22,907              12,817               9,465

OTHER INCOME (EXPENSE):
  Interest income                                              1,320               1,812                 374                 497
  Other income (expense) - net--Note E                         2,197                  76                 856                 (42)
  Foreign exchange loss - net                                   (485)               (710)               (277)                (53)
  Interest expense                                            (6,136)             (4,279)             (2,031)             (1,492)
                                                         -----------         -----------         -----------         -----------

Income before income taxes and minority interests             23,537              19,806              11,739               8,375

Income tax provision                                          (9,000)             (8,239)             (4,870)             (3,505)
Minority interests in net loss (income)
  of consolidated subsidiaries                                 1,405                 163                 833                 (44)
                                                         -----------         -----------         -----------         -----------

NET INCOME                                               $    15,942         $    11,730         $     7,702         $     4,826
                                                         ===========         ===========         ===========         ===========




                                                                                  Per Share Data
                                                                                  --------------
Basic:
  Net income per share                                   $     1.06          $       0.79        $       0.51        $         0.32
                                                         ============        ============        ============        ==============

  Weighted average number of shares--Note F                15,020,861          14,909,612          15,025,729            14,924,648
                                                         ============        ============        ============        ==============

Diluted:
  Net income per share                                   $       1.05        $       0.77        $       0.51        $         0.32
                                                         ============        ============        ============        ==============

  Weighted average number of shares--Note F                15,137,847          15,321,092          15,154,039            15,238,799
                                                         ============        ============        ============        ==============


See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                          July 30,       October 30,
                                                                                           1999           1998 (a)
                                                                                          --------       -----------
                                                                                           (Dollars in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                            $  22,738         $  31,625
  Short-term investments                                                                   2,231             1,099
  Trade accounts receivable less allowances of $6,829 (1999) and $5,822 (1998)           340,606           286,655
  Inventories--Note B                                                                     53,159            38,997
  Deferred income taxes                                                                    8,336             8,065
  Prepaid expenses and other assets                                                       10,385             7,005
                                                                                       ---------         ---------
TOTAL CURRENT ASSETS                                                                     437,455           373,446

Investment in joint venture--Note E                                                        1,297
Investment in securities                                                                     382             1,489
Property, plant and equipment less allowances for depreciation and amortization
  of $57,565 (1999) and $51,134 (1998)--Note C                                            74,238            67,564
Deferred income taxes and other assets                                                     9,616             7,190
Intangible assets-net of accumulated amortization of $16,806 (1999) and
  $12,553 (1998)--Note G                                                                  52,406            19,637
                                                                                       ---------         ---------

                                                                                       $ 575,394         $ 469,326
                                                                                       =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks--Note C                                                       $  65,557         $   4,128
  Current portion of long-term debt--Note C                                                2,654             1,399
  Accounts payable                                                                       103,891            91,377
  Accrued wages and commissions                                                           44,733            39,457
  Other accruals                                                                          32,749            28,044
  Customer advances and other liabilities                                                 30,377            23,480
  Income taxes                                                                             4,299             6,725
                                                                                       ---------         ---------
TOTAL CURRENT LIABILITIES                                                                284,260           194,610

Long-term debt--Note C                                                                    56,202            54,048

Minority interests                                                                        18,038            19,446

STOCKHOLDERS' EQUITY--Notes C and D
  Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
  Common stock, par value $.10; Authorized--30,000,000 shares; issued and
  Outstanding--15,026,346 shares (1999) and 15,006,164 shares (1998)                       1,503             1,501
  Paid-in capital                                                                         37,575            37,127
  Retained earnings                                                                      178,200           162,258
  Accumulated other comprehensive (loss) income                                             (384)              336
                                                                                       ---------         ---------
                                                                                         216,894           201,222
                                                                                       ---------         ---------
                                                                                       $ 575,394         $ 469,326
                                                                                       =========         =========


(a) The Balance Sheet at October 30, 1998 has been derived from the audited financial statements at that date.

         See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    Nine Months Ended
                                                                                    -----------------
                                                                                July 30,          July 31,
                                                                                 1999              1998
                                                                                --------          --------
                                                                                 (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income                                                                    $ 15,942         $ 11,730
Adjustments to reconcile net income to cash (applied to) provided by operating activities:
    Depreciation and amortization                                               17,581           15,286
    Gain on sale of joint venture                                               (2,049)
    Minority interests                                                          (1,405)            (163)
    Accounts receivable provisions                                               3,361            2,056
    Gains on foreign currency translation                                         (109)            (117)
    Deferred income taxes                                                         (250)           1,191
    Other                                                                          171               75
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                          (47,577)         (26,658)
      Increase in inventories                                                  (14,098)          (2,914)
      (Increase) decrease in prepaid expenses and other current assets          (2,523)             496
      Decrease (increase) in other assets                                          436           (3,094)
      Increase in accounts payable                                               6,081            4,712
      Increase in accrued expenses                                               8,759            2,268
      Increase in customer advances and other liabilities                        8,742            8,713
      Decrease in income taxes payable                                          (3,518)          (6,034)
                                                                              --------         --------

NET CASH (APPLIED TO) PROVIDED BY OPERATING ACTIVITIES                         (10,456)           7,547
                                                                              --------         --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                                 Nine Months Ended
                                                                                 -----------------
                                                                             July 30,          July 31,
                                                                              1999              1998
                                                                             --------          --------
                                                                              (Dollars in thousands)

CASH APPLIED TO INVESTING ACTIVITIES
  Sales of investments                                                       3,579
  Maturities of investments                                                                     319
  Purchases of investments                                                  (4,610)            (941)
  Investment in joint venture                                               (1,330)
  Acquisitions                                                             (38,533)          (3,076)
  Proceeds from disposals of property, plant and equipment                     230              436
  Purchases of property, plant and equipment                               (18,248)         (19,162)
  Other                                                                       (247)
                                                                          --------         --------
NET CASH APPLIED TO INVESTING ACTIVITIES                                   (59,159)         (22,424)
                                                                          --------         --------

CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES
   Payment of long-term debt                                                  (924)          (1,475)
   Exercise of stock options                                                    40              914
   Increase (decrease) in notes payable to banks                            61,273           (1,021)
                                                                          --------         --------
NET CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES                      60,389           (1,582)
                                                                          --------         --------

Effect of exchange rate changes on cash                                        339              234
                                                                          --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (8,887)         (16,225)

Cash and cash equivalents, beginning of period                              31,625           54,234
                                                                          --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 22,738         $ 38,009
                                                                          ========         ========

SUPPLEMENTAL INFORMATION
Cash paid during the period:
 Interest, including $145 capitalized in 1999                             $  5,121         $  3,423
 Income taxes, net of refunds                                             $ 11,671         $ 12,613

Obligation incurred in connection with the purchase and support of
  an Enterprise Resource Planning System                                  $  4,334

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at July 30, 1999, consolidated results of operations for the nine and three months ended July 30, 1999 and July 31, 1998 and consolidated cash flows for the nine months ended July 30, 1999 and July 31, 1998. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

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

Note B--Inventories

Inventories consist of:

                                      July 30,     October 30,
                                       1999           1998
                                      --------     -----------
                                      (Dollars in thousands)

Services:
  Accumulated unbilled costs on:
      Service contracts              $42,441        $27,579
      Long-term contracts                               108
                                     -------        -------
                                      42,441         27,687
                                     -------        -------
Products:
  Materials                            4,992          5,671
  Work-in-process                      2,886          2,713
  Service parts                        1,176          1,819
  Finished goods                       1,664          1,107
                                     -------        -------
                                      10,718         11,310
                                     -------        -------
Total                                $53,159        $38,997
                                     =======        =======

The cumulative amounts billed, under long-term contracts at October 30, 1998, of $25.7 million are credited against the related costs in inventory. All of the amounts billed have been collected.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Long-Term Debt and Financial Arrangements

Long-term debt consists of the following:

                                                             July 30,     October 30,
                                                               1999          1998
                                                             --------     -----------
                                                             (Dollars in thousands)

7.92% Senior Notes (a)                                       $50,000        $50,000
Term loan (b)                                                  3,525          4,200
Notes payable and other obligations payable (c) & (d)          5,331          1,247
                                                             -------        -------
                                                              58,856         55,447
Less amounts due within one year                               2,654          1,399
                                                             -------        -------
Total long-term debt                                         $56,202        $54,048
                                                             =======        =======

(a) On August 28, 1996, the Company issued $50.0 million of Senior Notes in a private placement with institutional investors. The notes bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments beginning in August 2000. The notes were issued pursuant to Note Purchase Agreements which contain various affirmative and negative covenants. One such covenant requires the Company to maintain a level of consolidated net worth which, under the formula in the agreements, was $123.6 million at July 30, 1999. However, the terms of the Company's revolving Credit Agreement require the Company to maintain a consolidated net worth of $140.3 million at July 30, 1999 (see below).

(b) In October 1994, the Company entered into a $10.0 million loan agreement with Fleet Bank, which is secured by a deed of trust on land and buildings (book value at July 30, 1999 - $13.8 million). The loan, which bears interest at 7.86% per annum, requires principal payments of $225,000 per quarter and a final payment of $1.7 million in October 2001.

(c) A loan of $2.5 million from The Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The loan, guaranteed by the Company, is being repaid in semi-annual payments of $249,000, plus interest calculated at LIBOR (5.25% at July 30, 1999) plus 0.25%, through March 15, 2001.

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

In addition, on July 2, 1997, the Company entered into a $75.0 million, three-year, syndicated, unsecured, revolving Credit Agreement ("Credit Agreement") with a group of banks for which the Chase Manhattan Bank ("Chase") and Fleet Bank, N.A. are serving as co-agents. In December 1998, the Company amended and restated the Credit Agreement to extend it to January 2002. Borrowings under the facility bear interest at various interest rates, with the Company having the option to select the most favorable rate at the time of borrowing. The Credit Agreement provides for, among other things, the maintenance of various financial ratios and covenants, including a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Long-Term Debt and Financial Arrangements--Continued

requirement that the Company maintain consolidated net worth (as defined) of $110.0 million, plus 50% of consolidated net income for each completed fiscal year (resulting in a requirement at July 30, 1999 to maintain consolidated net worth of $140.3 million), and certain limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, liens and sale of assets. There was $60.5 million in outstanding borrowings under the Agreement at July 30, 1999.

Note D--Stockholders' Equity

Changes in the major components of stockholders' equity for the nine months ended July 30, 1999 are as follows:


                                          Common     Paid-In   Retained
                                           Stock     Capital   Earnings
                                           -----     -------   --------
                                              (Dollars in thousands)

Balance at October 30, 1998              $  1,501   $ 37,127   $162,258
Net income for the nine months                                   15,942
Issuance of 18,172 shares to ESOP               2        408
Stock options exercised - 2,010 shar                      40
                                         --------   --------   --------
Balance at July 30, 1999                 $  1,503   $ 37,575   $178,200
                                         ========   ========   ========


The accumulated other comprehensive income (loss) consists of a cumulative unrealized foreign currency translation adjustment of ($160,000) and ($114,000) at July 30, 1999 and October 30, 1998, respectively, and an unrealized (loss) gain in marketable securities of ($224,000) and $450,000 at July 30, 1999 and October 30, 1998, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive income as follows:

                                   Nine Months Ended         Three Months Ended
                                   -----------------         ------------------
                                  July 30,    July 31,     July 30,      July 31,
                                    1999        1998         1999          1998
                                  --------    --------     --------      --------
                                              (Dollars in thousands)
Net income                        $ 15,942    $ 11,730    $  7,702     $  4,826
Foreign currency translation
   adjustments - net                   (46)         24          72          (17)
Unrealized losses on market
   securities - net                   (674)                    (40)
                                  --------    --------    --------     --------
Total comprehensive income        $ 15,222    $ 11,754    $  7,734     $  4,809
                                  ========    ========    ========     ========

Note E--Joint Ventures

In the nine months and third quarter of 1999, the Company recognized $2.0 million and $777,000, respectively, of a previously deferred gain on the sale in 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Company's Uruguayan division. During 1999, the venture repaid substantially all of its obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Joint Ventures -- Continued

In 1998, due to repayment of certain obligations by the Brazilian joint venture, a gain of $500,000 on the sale was recognized and is included in other income in the nine months and third quarter of 1998.

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

The following summarizes the financial information of the joint venture as of July 30, 1999:


                                                          Company's
                                            Total          Equity
                                          --------        ---------
                                            (Dollars in thousands)

Current assets                            $ 1,427
Noncurrent assets                           2,612
Current liabilities                        (1,446)
                                          -------
Equity of joint venture                   $ 2,593         $ 1,297
                                          =======         =======


Note F--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options are excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Nine Months Ended                     Three Months Ended
                                                                   -----------------                     ------------------
                                                            July 30,             July 31,           July 30,           July 31,
                                                              1999                1998                1999               1998
                                                            --------            ---------           --------          ----------
                                                                      (Dollars in thousands, except per share data)
Numerator for basic and diluted earnings
per share - net income (A)                                  $    15,942        $    11,730        $     7,702        $     4,826
                                                            ===========        ===========        ===========        ===========

Denominator for basic earnings per share -
weighted average number of shares (B)                        15,020,861         14,909,612         15,025,729         14,924,648

Effect of dilutive securities:
Employee stock options                                          116,986            411,480            128,310            314,151
                                                            -----------        -----------        -----------        -----------
Denominator for diluted earnings per share -
adjusted weighted average number of shares (C)               15,137,847         15,321,092         15,154,039         15,238,799
                                                            ===========        ===========        ===========        ===========

Basic net income per share - (A)/(B)                        $      1.06        $      0.79        $      0.51        $      0.32
                                                            ===========        ===========        ===========        ===========

Diluted net income per share - (A)/(C)                      $      1.05        $      0.77        $      0.51        $      0.32
                                                            ===========        ===========        ===========        ===========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F -- Per Share Data -- Continued

Options to purchase 177,960 and 51,700 shares of the Company's common stock were outstanding at July 30, 1999 and July 31, 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

Included in the results of operations for the eight months since the acquisition are sales of $56.0 million and an operating profit of $2.2 million, net of $1.1 million of amortization of goodwill. The assets acquired, excluding intangibles, consisted principally of accounts receivable, net of those sold on a nonrecourse basis pursuant to a factoring agreement. The Company borrowed under its revolving Credit Agreement to finance this acquisition and to replace the factoring agreement. This acquisition, along with two toll-free directories acquired in October 1998, and a network solutions company acquired in April 1999, resulted in an increase in intangible assets of $37.0 million.

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

Operations by segment for the nine and three months ended July 30, 1999 and July 31, 1998 included on page 12 of this report are an integral part of these financial statements. Intersegment sales are not material to any segment.

During the nine months ended July 30, 1999, consolidated assets increased by $106 million, primarily as a result of the Gatton acquisition by the Company's Staffing Services segment (see Note G) and increased accounts receivable and inventories as a result of increased business in the Staffing Services, Telecommunications Services and Telephone Directory segments.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED JULY 30, 1999 COMPARED
TO THE NINE MONTHS AND THREE MONTHS ENDED JULY 31, 1998

The information which appears below relates to current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations and no inferences as to future operations should be drawn.

The following summarizes the Company's unaudited results of operations by segment:

                                                           For the Nine Months Ended               For the Three Months Ended
                                                           -------------------------               --------------------------
                                                          July 30,             July 31,            July 30,           July 31,
                                                            1999                 1998                1999               1998
                                                          --------             --------            --------           --------
                                                                                 (Dollars in thousands)

Net Sales:
----------
Staffing Services                                        $ 1,270,624         $   922,333         $   452,336         $   337,192
Telephone Directory                                           65,239              63,448              29,873              24,459
Telecommunications Services                                  130,494             123,685              49,266              38,805
Computer Systems                                              66,670              41,421              14,676              11,738
Electronic Publication and Typesetting Systems                54,947              62,856              16,583              22,266
Elimination of intersegment sales                             (5,764)             (7,866)             (2,719)             (2,681)
                                                         -----------         -----------         -----------         -----------

Total Net Sales                                          $ 1,582,210         $ 1,205,877         $   560,015         $   431,779
                                                         ===========         ===========         ===========         ===========

Segment Operating Profit (Loss):
--------------------------------
Staffing Services                                        $    27,589         $    21,312         $    11,353         $     8,670
Telephone Directory                                              (31)              1,218               1,731               1,837
Telecommunications Services                                    9,786               9,415               5,376               2,414
Computer Systems                                               2,723              (1,830)               (400)             (1,416)
Electronic Publication and Typesetting Systems                (3,276)              1,744              (2,196)              1,012
                                                         -----------         -----------         -----------         -----------
Total Segment Operating Profit                                36,791              31,859              15,864              12,517

General corporate expenses                                   (10,150)             (8,952)             (3,047)             (3,052)
                                                         -----------         -----------         -----------         -----------
Total Operating Profit                                        26,641              22,907              12,817               9,465

Interest and other income - net                                3,517               1,888               1,230                 455
Interest expense                                              (6,136)             (4,279)             (2,031)             (1,492)
Foreign exchange loss - net                                     (485)               (710)               (277)                (53)
                                                         -----------         -----------         -----------         -----------

Income Before Income Taxes and Minority Interests        $    23,537         $    19,806         $    11,739         $     8,375
                                                         ===========         ===========         ===========         ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS AND THREE MONTHS ENDED JULY 30, 1999 COMPARED
TO THE NINE MONTHS AND THREE MONTHS ENDED JULY 31, 1998--Continued

Forward-Looking Statements Disclosure

In order to keep the Company's stockholders and investors informed of the Company's future plans and objectives, this Quarterly Report on Form 10-Q and other reports and statements issued by the Company and its officers, from time-to-time, contain certain statements concerning the Company's future plans, objectives, performance, intentions and expectations that are, or may be deemed to be, "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders to take advantage of the "safe harbor" provisions of that Act.

Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, general economic, competitive and other business conditions; the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services; material changes in demand from larger customers, including those with which the Company has national contracts; the effect of litigation by temporary employees against temporary help companies and the customers with whom they do business; changes in customer attitudes toward outsourcing; the Company's ability to recruit qualified employees to satisfy customer requirements for the Company's staffing services; the Company's ability to meet competition in its highly competitive markets with minimal impact on margins; intense price competition and pressure on margins; the Company's ability to maintain superior technological capability; the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner, and achieve customer acceptance of such products and systems in markets characterized by rapidly changing technology and frequent new product introductions; risks inherent in new product introductions, such as start-up delays, cost overruns, uncertainty of customer acceptance, and dependence on third parties for some product components; changes in laws, regulations and government policies; the Company's performance on contracts; the degree and effects of inclement weather; timing of customer acceptances of systems; and the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service; the Company's ability to successfully and timely complete its Year 2000 compliance programs, and the ability of certain of its suppliers and customers to be Year 2000 compliant. These and certain other factors are discussed in the Company's Annual Report on Form 10-K for the year ended October 30, 1998 and may be discussed in reports thereafter filed with the Securities and Exchange Commission, including this Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 30, 1999 COMPARED TO THE NINE MONTHS ENDED JULY 31, 1998

Results of Operations - Summary

In the nine-month period of fiscal 1999, net sales increased from the comparable period in fiscal 1998 by $376.3 million, or 31%, to $1.6 billion. The increase in 1999 net sales resulted primarily from a $348.3 million increase in sales by the Staffing Services segment, a substantial portion of which was increased managed service revenue, and a $25.2 million increase in sales by the Computer Systems segment.

The Company's pretax income before minority interests increased by $3.7 million, or 19%, to $23.5 million in 1999. The operating profit of the Company's segments increased by $4.9 million, or 15%, to $36.8 million in 1999. While the Staffing Services segment, the Computer Systems segment and the Telecommunications Services segment increased their operating profits, a decrease in results of the two other segments partially offset these gains.

Consolidated 1999 results included recognition of a previously deferred gain on the sale of a joint venture of $2.0 million (see Note E of Notes to Consolidated Financial Statements of this Report).

Net income in the first nine months of 1999 was $15.9 million, compared with net income of $11.7 million in the first nine months of 1998.

Results of Operations - By Segment

Sales of the Staffing Services segment increased by $348.3 million, or 38%, to $1.3 billion in 1999 with traditional staffing revenues increasing by 17% and managed service revenue more than doubling, and the segment's operating profit increased by $6.3 million, or 29%, to $27.6 million, compared with $21.3 million in 1998. Approximately $220.4 million, or 63%, of the segment's 1999 sales increase was due to pass-through costs primarily related to the use of associate vendors to service large national managed service contracts, which increased from $165.4 million in 1998 to $385.8 million in 1999. Approximately $77.1 million of the segment's increase was from business with new customers, including $56.0 million of sales from a newly acquired subsidiary, with the remaining increase of $50.8 million arising from existing customers. The increase in the segment's operating profit was due to the increase in sales and includes $2.2 million (net of $1.1million of amortization of goodwill) from the acquired business. A decrease in gross margin percentage of 1.1 percentage points was due to the higher associate vendor usage in managed service contracts, which is billed at substantially lower mark-ups than traditional recruited business.

The Technical Placement division of the Staffing Services segment accounted for substantially all of the sales increase and its operating profit increased by 65% to $19.7 million. Sales of the Commercial and Light Industrial division, which specializes in temporary placements, were approximately the same as the prior year, and operating profit decreased by 16% to $7.9 million. The Company has initiated an evaluation of its Commercial and Light Industrial branch offices, and has closed or will close several under-performing offices. An insignificant loss of revenue is expected from these closings, as alternative offices will serve their markets. Additional cost containment efforts for the division are focused on reducing overhead costs, primarily through decreasing labor costs.

The Telephone Directory segment's sales increased by $1.8 million, or 3%, to $65.2 million in fiscal 1999. It incurred an operating loss of $31,000 in 1999 compared with an operating profit of $1.2 million in 1998. The sales

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 30, 1999 COMPARED
TO THE NINE MONTHS ENDED JULY 31, 1998--Continued

Results of Operations - By Segment--Continued

increase was due to increased independent directory publishing sales of $15.9 million, which included publication of two newly acquired toll-free directories. These were partially offset by decreased production sales which included the absence of sales under two contracts that expired in the second half of fiscal 1998, which accounted for approximately 20% of the segment's sales in the first nine months of fiscal 1998. The segment's operating loss in fiscal 1999 was due to the expiration of these production contracts and lower gross margins on the newly acquired directories. This segment's services are rendered under various short and long-term contracts, some of which expire in the ordinary course, while others are renewed and new contracts are awarded to the segment from time to time. Existing contracts are scheduled to expire through 2001.

The Telecommunications Services segment's sales increased by $6.8 million, or 6%, to $130.5 million in fiscal 1999 and its operating profit increased by $371,000, or 4%, to $9.8 million in fiscal 1999 from $9.4 million in 1998. The increases in this segment were the result of increased business from several major customers. The sales increase was due to a 60% increase in the Advanced Technology Services division, a 52% increase in the Central Office division and a 13% increase in the Business Systems division, partially offset by a 16% decrease in the Construction division. Operating profit increased due to the increase in sales and an increase in gross margin percentage of 1.2 percentage points, partially offset by a 13% increase in overhead.

The Computer Systems segment's sales increased by $25.2 million, or 61%, to $66.7 million in 1999 and its operating profit was $2.7 million compared to a loss of $1.8 million in 1998. The increase in sales and operating profit was due to the customer acceptance and recognition of the installation of an operator service system in Holland, in the first six months of fiscal 1999, which was accounted for under the completed contract method of accounting, and increased transaction volume of its outsourced directory assistance services. These increases were partially offset by a reduction in other system upgrade sales and decreased support and maintenance revenue. This segment's results on a quarter-to-quarter basis are highly dependent on the requirements by customers for, and acceptance of, new directory assistance systems and upgrades to existing systems, which occur periodically rather than evenly.

The Electronic Publication and Typesetting Systems segment's sales decreased by $7.9 million, or 13%, to $54.9 million in 1999, and it incurred an operating loss of $3.3 million compared with an operating profit of $1.7 million in 1998. The fiscal 1999 sales decrease resulted primarily from a decrease in domestic and international sales of systems and equipment of $8.5 million resulting from a decline in demand partially due to the postponement of capital expenditures by newspapers due to their Year 2000 efforts and lower sales of the segment's Laser Cinema Recorder. Operating results decreased due to the lower sales, a 2.4 percentage point decrease in gross margins due to the sale of a greater proportion of lower margin products and competitive pricing pressures and a 2% increase in operating expenses due primarily to development costs associated with the segment's new Computer-to-Plate product.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 30, 1999 COMPARED
TO THE NINE MONTHS ENDED JULY 31, 1998--Continued

Results of  Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the nine-month periods were:

Selling and administrative expenses increased by $11.1 million, or 26%, to $54.1 million in 1999 as a result of acquisitions, the cost of Year 2000 remediation, discussed below, the initial costs associated with the implementation of an accounting and back office Enterprise Resource Planning System (ERP) and to support the increased sales levels.

Research, development and engineering decreased by $2.1 million, or 22%, to $7.6 million in 1999. The decrease in 1999 was primarily due to a reduction in product development in the Computer Systems segment as new products and services were completed and introduced to new and existing customers partially offset by increased development costs associated with the Electronic Publication and Typesetting Systems segment's new Computer-to-Plate product.

Depreciation and amortization increased by $2.3 million, or 15%, to $17.6 million in 1999. The 1999 increase was primarily attributable to amortization of intangibles, due to acquisitions made in 1999 and 1998.

Interest income decreased by $492,000, or 27%, to $1.3 million in 1999, primarily due to a decrease of funds available for investment.

Other income includes a gain, recognized by the Company in the first nine months of 1999, of $2.0 million ($500,000 in 1998) which is the balance of a previously deferred gain on the sale in 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Company's Uruguayan division. During 1999, the venture repaid substantially all of its obligations. In 1998, other income was reduced by $650,000 due to a non-recurring charge for professional fees in connection with a terminated transaction.

The foreign exchange loss in the nine months of 1999 was $485,000 compared to $710,000 in 1998. The losses were due to unfavorable currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency options are purchased.

Interest expense increased by $1.9 million, or 43%, to $6.1 million in 1999. The increase is the result of the Company borrowing under its revolving Credit Agreement to finance the acquisition of Gatton Computing Group Limited ("Gatton") and to support the increased working capital requirements of the Company, interest incurred by Gatton on advances from its factor, through February 1999, and higher interest rates and financing costs incurred by the Company's Uruguayan division, where borrowings serve to hedge receivables against a loss in value, due to the strengthening of the U.S. dollar against the Uruguayan currency.

The Company's effective tax rate was reduced to 38% in 1999 from 42% in 1998. The lower effective tax rate in 1999 resulted from the non-taxable gain on the sale of a Brazilian joint venture, increased profits from foreign subsidiaries which are taxed at a lower rate and higher general business tax credits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 30,1999 COMPARED TO THE THREE MONTHS ENDED JULY 31, 1998

Results of Operations - Summary

In the third quarter of fiscal 1999, net sales increased by $128.2 million, or 30%, to $560 million from the comparable period in fiscal 1998. The increase in 1999 net sales resulted primarily from a $115.1 million increase in sales by the Staffing Services segment, a substantial portion of which was increased managed service revenue, a $10.5 million increase in sales by the Telecommunications Services segment, a $5.4 million increase in sales by the Telephone Directory segment and a $2.9 million increase in sales by the Computer Systems segment, partially offset by a $5.7 million decrease in sales by the Electronic Publication and Typesetting Systems segment.

The Company's 1999 pretax income before minority interests increased by $3.4 million, or 40%, to $11.7 million. The operating profit of the Company's segments increased by $3.3 million, or 27%, to $15.9 million in 1999. While the Staffing Services segment, the Telecommunications Services segment and the Computer Systems segment increased their operating profits, the decrease in results of the other two segments partially offset these gains.

Consolidated 1999 results included the recognition of a previously deferred gain on the sale of a joint venture of $777,000 (see Note E of Notes to Consolidated Financial Statements of this Report).

Net income in the three months of 1999 was $7.7 million, compared with net income of $4.8 million in the three months of 1998.

Results of Operations - By Segment

Sales of the Staffing Services segment increased by $115.1 million, or 34%, to $452.3 million in the third quarter of 1999 with traditional staffing revenues increasing by 19% and managed service revenue almost doubling, and the segment's operating profit increased by $2.7 million, or 31%, to $11.4 million, compared with $8.7 million in 1998. Approximately $65.9 million, or 57%, of the segment's 1999 sales increase was due to pass-through costs primarily related to the use of associate vendors to service large national managed service contracts, which increased from $72.5 million in 1998 to $138.4 million in 1999. Approximately $29.3 million of the segment's increase was from business with new customers, including $21.7 million of sales from a newly acquired subsidiary, with the remaining increase of $19.9 million arising from existing customers. The increase in the segment's operating profit was due to the increase in sales and includes $897,000 (net of $425,000 amortization of goodwill) from the acquired business. A decrease in gross margin percentage of 0.7 percentage points was due to the higher associate vendor usage in managed service contracts, which is billed at substantially lower mark-ups than traditional recruited business.

The Telephone Directory segment's sales increased by $5.4 million, or 22%, to $29.9 million in the third quarter of fiscal 1999. Its operating profit decreased to $1.7 million in 1999 from $1.8 million in 1998. The sales increase was due to increased independent directory publishing sales of $9.0 million, which included publication of two newly acquired toll-free directories, offset by decreased production sales including the absence of sales under two contracts that expired in the second half of fiscal 1998, which accounted for approximately 18% of the segment's sales in the third quarter of fiscal 1998. The decrease in the segment's operating profit in the third quarter of 1999 was due to the expiration of these production contracts and lower gross margins on the newly acquired directories.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 30, 1999 COMPARED
TO THE THREE MONTHS ENDED JULY 31, 1998--Continued

Results of Operations - By Segment--Continued

The Telecommunications Services segment's sales increased by $10.5 million, or 27%, to $49.3 million in the third quarter of fiscal 1999 and its operating profit increased by $3.0 million, or 123%, to $5.4 million in fiscal 1999, from $2.4 million in 1998. The increases in this segment were the result of increased business from several major customers. The sales increase was primarily due to a 241% increase in the Advanced Technology Services division. Operating profit increased due to the increase in sales and a 1.7 percentage point increase in gross margins, partially offset by a 9% increase in overhead.

The Computer Systems segment's sales increased by $2.9 million, or 25%, to $14.7 million in the third quarter of 1999 and its operating loss was $400,000 compared to a loss of $1.4 million in 1998. The increase in sales was due to increased transaction volumes of its outsourced directory assistance services and other system upgrade sales. The operating loss was reduced due to the increase in sales volume and a 9.1 percentage point increase in gross margins. This segment's results on a quarter to quarter basis are highly dependent on the requirements by customers for, and acceptance of, new directory assistance systems and upgrades to existing systems, which occur periodically rather than evenly.

The Electronic Publication and Typesetting Systems segment's sales decreased by $5.7 million, or 26%, to $16.6 million in the third quarter of 1999. It incurred an operating loss of $2.2 million in the third quarter of 1999 compared with an operating profit of $1.0 million in the third quarter of 1998. The fiscal 1999 sales decrease resulted primarily from a decrease in domestic and Latin American sales of systems and equipment of $5.4 million resulting from a decline in demand partially due to the postponement of capital expenditures by newspapers due to their Year 2000 efforts and lower sales of the segment's Laser Cinema Recorder. Gross margins decreased by 3.8 percentage points primarily due to lower customer service and support margins resulting from lower sales without a corresponding deduction in the level of expenditures. Operating expenses increased by 3% in fiscal 1999 due primarily to development costs associated with the segment's new Computer-to-Plate product. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1999 of equipment introduced within the last three years comprising approximately 85% of equipment sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 30, 1999 COMPARED
TO THE THREE MONTHS ENDED JULY 31, 1998--Continued

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Selling and administrative expenses increased by $5.1 million, or 34%, to $20 million in 1999 as a result of acquisitions, the costs of Year 2000 remediation and to support the increased sales levels.

Research, development and engineering decreased by $1.2 million, or 32%, to $2.6 million in 1999. The decrease in 1999 was primarily due to a reduction in product development in the Computer Systems segment as new products and services were completed and introduced to new and existing customers partially offset by increased development costs associated with the Electronic Publication and Typesetting Systems segment's new Computer-to-Plate product.

Depreciation and amortization increased by $727,000, or 14%, to $5.9 million in 1999. The 1999 increase was attributable to amortization of intangibles, due to acquisitions made in 1999 and 1998.

Interest income decreased by $123,000, or 25%, to $374,000 in 1999, primarily due to a decrease of funds available for investment.

Other income increased by $898,000 primarily due to the recognition of a previously deferred gain on the sale of the Company's interest in a Brazilian joint venture ($777,000 in 1999 and $500,000 in 1998) and the absence in 1999 of a 1998 non-recurring charge of $650,000 for professional fees in connection with a terminated transaction.

The foreign exchange loss in the third quarter of 1999 was $277,000 compared to $53,000 in 1998. The losses in 1999 were due to unfavorable currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency options are purchased.

Interest expense increased by $539,000, or 36%, to $2.0 million in 1999. The increase is the result of the Company borrowing under its revolving Credit Agreement to finance the acquisition of Gatton, and to support the increased working capital requirements of the Company.

The Company's effective tax rate was 41% in 1999 compared to 42% in 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital

Cash and cash equivalents decreased by $8.9 million to $22.7 million in the nine months ended July 30, 1999. Operating activities used $10.5 million in cash in 1999. The principal uses of cash in operating activities for the nine months ended July 30, 1999 were an increase in the level of inventory of $14.1 million and accounts receivable of $47.6 million. Primary among the factors providing cash flows to operating activities were the Company's net income of $15.9 million, augmented by $17.6 million of depreciation and amortization.

The principal use of cash applied in investing activities of $59.2 million was the expenditure for acquisitions of $38.5 million (primarily $35.9 million expended in connection with the acquisition of Gatton) and $18.2 million for property, plant and equipment.

Financing activities provided $60.4 million of cash from the increase in bank loans of $61.3 million borrowed principally to fund the acquisition and replace the factoring agreement of Gatton and to support the increased working capital requirements of the Company.

In addition to its cash and cash equivalents, at July 30, 1999, the Company has a $75.0 million, three-year, syndicated, unsecured credit line with a group of banks under a revolving Credit Agreement which extends to January 2002 of which $60.5 million was outstanding at July 30, 1999 (see Note C in the Notes to Condensed Consolidated Financial Statements).

The Company believes that its current financial position, working capital, future cash flows and credit lines will be sufficient to fund its presently contemplated operations and satisfy its debt obligations. However, the Company is engaged in discussions regarding additional financing to further its ability to expand the business. There can be no assurance that the Company will be able to obtain such financing or the terms of financing that may be available.

The Company is currently in the process of installing an Enterprise Resource Planning System for internal use to satisfy the Company's ongoing technology requirements, while the current systems are in the process of being made Year 2000 compliant. The cost to date of this new system, including the purchase and/or lease of software and hardware, three years of support and the initial implementation phase was $13.4 million, a significant portion of which has been capitalized and will be amortized over a seven year period. A significant portion of this amount has been financed over a three to four year period by vendors (see Note C in the Notes to Condensed Consolidated Financial Statements). In addition to the above, the Company anticipates a commitment of $6.2 million for outside services to support the design, development and implementation stages. The Company has no other material capital commitments.

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

initiated during 1997 in order that the Company's internal systems and products offered for sale would continue to meet its internal needs and those of its customers.

The Program involves identifying, remediating and testing of all of its computer equipment and software for Year 2000 compliance, including Information Technology (IT) systems and non-IT systems, such as communication systems and other systems which may contain time sensitive technologies.

The Program, which had been divided into several phases, was segmented to cover both internal systems and company products and a corporate policy was established that requires all current products to be Year 2000 compliant. Customers using older non-compliant products have been notified of the necessity to upgrade, if desired.

The Program is now nearing completion. At the end of August 1999, corrections had been made to all mission critical applications and systems, in addition to the majority of the Company's other systems. All such systems have been subject to detailed Year 2000 compliance testing with satisfactory results, and those considered mission critical have been placed in production. During the balance of 1999, other remaining miscellaneous systems will be tested and either updated or replaced as required. The Company is confident that all Year 2000 remediation work will be completed by the end of calendar 1999.

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

Costs of Addressing Year 2000 Issues

The Company's cost of Year 2000 remediation is estimated at $6.5 million through the end of calendar 1999. The actual and estimated future costs are as follows:

                    Costs through                 Estimated
                    July 30, 1999                Future Costs             Total
                    -------------                ------------             -----
                                         (Dollars in thousands)
Internal Systems        $3,000                      $1,200               $4,200
Product Line             2,100                         200                2,300
                         -----                        ----                -----

Total Costs             $5,100                      $1,400               $6,500
                       =======                      ======               ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Year 2000 Compliance--Continued

The above costs include the identification, system correction and testing and are expensed as incurred. The estimated future costs include the testing and upgrading or replacement of non critical hardware and applications, and the continued testing of certain critical systems including software where corrections have been made and the software returned to a production environment. In addition, a significant amount of attention continues to be given to the completion and documentation of the Company's contingency and zero day planning.

In addition to the above, the Company has purchased and will purchase during the remainder of 1999 new hardware and software which replaces older, non-compliant systems. These systems were mostly required to meet the Company's increasing information requirements, in addition to Year 2000 compliance. The estimated cost of such systems is $800,000, and will be capitalized including approximately $200,000 to be incurred.


Risks of the Company's Year 2000 Issues

Failure to correct a material Year 2000 issue could result in an interruption to, or a failure of, normal business activities or operations. Such an interruption, or failure, could materially adversely affect the Company's results of operations, liquidity and financial condition. The amount of potential liability and lost revenue cannot reasonably be estimated at this time.

However, the Company believes that it has an effective program in place to resolve all Year 2000 issues in a timely manner. The Company's critical internal systems and product lines were prioritized and these systems have been thoroughly reviewed, tested and corrections have been made. Further testing in a simulated Year 2000 environment will be performed where appropriate.


The Company's Contingency Plans

Although the Company believes that its internal systems and product lines will be compliant in a timely manner, as part of the Program, the Company has instructed its business units to develop contingency plans. Such plans, which are currently being developed, will include back up stand alone systems, methods not relying on computers, and the identification and commitment of alternate suppliers. Those business units supplying products dependant on time sensitive computer systems will have teams of technicians available to assist customers with any issues which are not revealed until the Year 2000. The Company does not anticipate that problems of this nature will be significant due to the thorough testing of its product line.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:


Interest Rate Market Risk

The Company has cash equivalents on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $93 million. At July 30, 1999, the Company had borrowings totaling $65.6 million under these agreements. The interest rates on these borrowings are variable and, therefore, interest expense and interest income are affected by the general level of U.S. and foreign interest rates. Increases in interest expense resulting from an increase in interest rates would be offset to some extent by a corresponding increase in interest income from cash equivalents.

The Company's total long-term debt of $58.9 million at July 30, 1999 consists substantially of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not exposed to changes in interest rates in the near term.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan, and non-current investments consisting of a portfolio of equity securities. The total market value of these investments is $2.6 million and, based on this value, the Company does not believe that its exposure to market risk from these investments is material.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar, which may impact reported earnings. The Company attempts to reduce these risks by borrowing funds in local currency to reduce net assets and the exposure of these assets to currency fluctuations (but which may result in higher interest costs) and by utilizing foreign currency option contracts to hedge the adverse impact on foreign currency receivables and sales when the dollar strengthens against the related foreign currency. At July 30, 1999, the Company had purchased foreign currency options in the aggregate notional amount of $6.0 million, which approximated its exposure in foreign currencies at that date. The Company does not believe that it is exposed to material foreign exchange market risk.

PART II - OTHER INFORMATION

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

15.01   Letter from Ernst & Young LLP

15.02   Letter from Ernst & Young LLP regarding interim financial information.

27.01   Financial Data Schedule (filed with electronic version only).

(b)   Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter ended July 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  VOLT INFORMATION SCIENCES, INC.
                                          (Registrant)



                                  BY: /s/ JACK EGAN
Date:  September 10, 1999          JACK EGAN
                                   Vice President - Corporate Accounting
                                   (Principal Accounting Officer)

                                EXHIBIT INDEX
                                -------------

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

15.01 Letter from Ernst & Young LLP.

15.02 Letter from Ernst & Young LLP regarding interim financial information.

27.01 Financial Data Schedule (filed with electronic version only).