Form 10-K405
period 1999-10-29
VOLT INFORMATION SCIENCES INC
filed 2000-01-26
CIK 103872

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
/ X / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
         For the fiscal year ended October 29, 1999

                             or

/   /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (No Fee Required)
         For the transition period from
         __________________________________ to ______________________

         Commission File Number: 1-9232

                         VOLT INFORMATION SCIENCES, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       New York                                 13-5658129
         --------------------------------------              -------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)

         1221 Avenue of the Americas, New York, New York       10020-1579
         ------------------------------------------------     ------------
         (Address of principal executive offices)             (Zip Code)

         Registrant's telephone number, including area code:  (212) 704-2400

         Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
                Title of each class                      which registered
               ---------------------             -------------------------------

           Common Stock, $.10 par value           New York Stock Exchange, Inc.
         ---------------------------------       -------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                  -----------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 13, 2000 (based on the closing price on the New York Stock Exchange on that date) was approximately $160 million (based on the number of shares outstanding on that date, exclusive of all shares held beneficially by executive officers and directors and their spouses and the Registrant's Savings Plan and Employee Stock Ownership Plan, without conceding that all such persons or plans are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 13, 2000 was 15,063,405.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2000 Annual Meeting are incorporated by reference into Part III of this Report.

PART I
ITEM 1.  BUSINESS

GENERAL

Volt Information Sciences, Inc., is a New York corporation, incorporated in 1957. We sometimes refer to Volt and its subsidiaries collectively as "Volt" or the "Company", unless the context otherwise requires. Volt operates in the following three businesses, and, since Volt's Telecommunications and Information Solutions business contains three segments, we have five operating segments:

  - STAFFING SERVICES

    (1) Staffing Services - This segment provides a broad range of employee staffing services, including temporary help, technical personnel placement, and other alternative staffing services, employment and direct hire placement services, payrolling services, employment outsourcing services, employee leasing services and Information Technology ("IT") services, to a wide range of customers.

  - TELECOMMUNICATIONS AND INFORMATION SOLUTIONS

    (2) Telephone Directory - This segment publishes independent telephone directories, provides telephone directory production, commercial printing, database management, sales and marketing services, licensing of directory production and contract management software systems to directory publishers and others; and provides services, principally computer-based projects, to public utilities and financial institutions.

    (3) Telecommunications Services - This segment provides telecommunications services, including engineering, design, construction, installation, maintenance, removals and distribution of telecommunications products to the outside plants and central offices of telecommunications and cable companies, and within end-user premises.

    (4) Computer Systems - This segment provides directory assistance outsourcing services and designs, develops, integrates, markets, sells and maintains computer-based directory assistance systems and other database management and telecommunications systems for the telecommunications industry; and provides third party IT services to others.

  - PREPRESS PUBLISHING SYSTEMS

    (5) Electronic Publication and Typesetting Systems - This segment designs, develops, manufactures, integrates, markets, sells and services computerized imagesetting and publication systems equipment and software principally to the newspaper publishing industry, niche portions of the commercial printing industry and other organizations having internal publishing facilities, through Autologic Information International, Inc., the Company's 59% owned publicly-held subsidiary and its subsidiaries (collectively, "aii").

INFORMATION AS TO OPERATING SEGMENTS

The following tables set forth the contribution of each operating segment to the Company's consolidated sales and operating profit for each of the three fiscal years in the period ended October 29, 1999, and those assets identifiable within each segment at the end of each of those years (see Note K of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations):

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
OPERATING SEGMENT DATA

                                                                      October           October           October
                                                                      29, 1999          30, 1998          31, 1997
                                                                      --------          --------          --------
                                                                                (Dollars in thousands)
NET SALES:
Staffing Services:
  Sales to unaffiliated customers                                  $ 1,701,974        $ 1,308,224        $ 1,015,579
  Intersegment sales                                                     5,323              5,953              5,218
                                                                   -----------        -----------        -----------
                                                                     1,707,297          1,314,177          1,020,797
                                                                   -----------        -----------        -----------
Telephone Directory:
  Sales to unaffiliated customers                                       98,128             92,456             97,599
  Intersegment sales                                                       221              1,842              1,376
                                                                   -----------        -----------        -----------
                                                                        98,349             94,298             98,975
                                                                   -----------        -----------        -----------
Telecommunications Services:
  Sales to unaffiliated customers                                      185,263            166,383            143,360
  Intersegment sales                                                     2,444              2,373              2,811
                                                                   -----------        -----------        -----------
                                                                       187,707            168,756            146,171
                                                                   -----------        -----------        -----------
Computer Systems:
  Sales to unaffiliated customers                                       83,320             54,312             60,738
  Intersegment sales                                                       617                142                 89
                                                                   -----------        -----------        -----------
                                                                        83,937             54,454             60,827
                                                                   -----------        -----------        -----------
Electronic Publication and Typesetting Systems:
  Sales to unaffiliated customers                                       72,460             87,220             84,197
  Intersegment sales                                                       197                396                429
                                                                   -----------        -----------        -----------
                                                                        72,657             87,616             84,626
                                                                   -----------        -----------        -----------
Elimination of intersegment sales                                       (8,802)           (10,706)            (9,923)
                                                                   -----------        -----------        -----------

Total Net Sales                                                    $ 2,141,145        $ 1,708,595        $ 1,401,473
                                                                   ===========        ===========        ===========

SEGMENT PROFIT (LOSS)
Staffing Services                                                  $    43,824        $    33,481        $    30,761
Telephone Directory                                                      7,342              5,121              8,931
Telecommunications Services                                             14,122             11,868             18,722
Computer Systems                                                         3,203             (2,169)               197
Electronic Publication and Typesetting Systems                          (5,155)             3,119              1,521
Eliminations                                                                                                     (12)
                                                                   -----------        -----------        -----------
  Total segment profit                                                  63,336             51,420             60,120

General corporate expenses                                             (13,674)           (12,106)           (10,811)
                                                                   -----------        -----------        -----------
TOTAL OPERATING PROFIT                                                  49,662             39,314             49,309

Interest and other income - net                                          2,033              2,116              2,089
Loss on securities                                                                                            (3,000)
Gain on sale of joint ventures                                           2,049                500             12,807
Interest expense                                                        (8,326)            (5,712)            (5,656)
Foreign exchange (loss) gain - net                                        (720)              (391)                52
                                                                   -----------        -----------        -----------
Income before income taxes, equity in joint venture earnings
  and minority interests                                           $    44,698        $    35,827        $    55,601
                                                                   ===========        ===========        ===========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
OPERATING SEGMENT DATA--Continued

                                                     October        October         October
                                                     29, 1999       30, 1998        31, 1997
                                                     --------       --------        --------
                                                             (Dollars in thousands)
IDENTIFIABLE ASSETS
Staffing Services                                    $300,852       $209,355       $155,818
Telephone Directory                                    83,427         70,638         49,708
Telecommunications Services                            99,070         62,480         58,393
Computer Systems                                       32,050         32,748         32,013
Electronic Publication and Typesetting Systems         46,768         53,476         55,305
                                                     --------       --------       --------
                                                      562,167        428,697        351,237

Cash, investments and other corporate assets           56,162         40,629         67,485
                                                     --------       --------       --------

   Total assets                                      $618,329       $469,326       $418,722
                                                     ========       ========       ========

Note: The presentation of fiscal years 1998 and 1997 has been reclassified to conform with the current year's presentation.

FORWARD-LOOKING STATEMENTS DISCLOSURE

In order to keep the Company's shareholders and investors informed of the Company's future plans and objectives, this Report and other reports and statements issued by the Company and its officers, from time-to-time, contain certain statements concerning the Company's future plans, objectives, performance, intentions and expectations that are, or may be deemed to be, "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its shareholders to take advantage of the "safe harbor" provisions of that Act.

Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

-   general economic, competitive and other business conditions

- the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services

- material changes in demand from larger customers, including those with which the Company has national contracts

- the effect of litigation by temporary employees against temporary help companies and the customers with whom they do business

- decreasing rates of unemployment and higher wages sought by temporary workers, especially those in certain technical fields particularly characterized by labor shortages

-   changes in customer attitudes toward outsourcing and temporary personnel

- the Company's ability to recruit qualified employees to satisfy customer requirements for the Company's staffing services

- the Company's ability to meet competition in its highly competitive markets with minimal impact on margins

-   intense price competition and pressure on margins

-   the Company's ability to maintain superior technological capability

- the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner

- the Company's ability to achieve customer acceptance of such products and systems in markets characterized by rapidly changing technology and frequent new product introductions

- risks inherent in new product introductions, such as start-up delays, cost overruns and uncertainty of customer acceptance

-   the Company's dependence on third parties for some product components

-   changes in laws, regulations and government policies

-   the Company's performance on contracts

-   the degree and effects of inclement weather

-   the timing of customer acceptances of systems

- the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service

These and certain other factors are discussed in this annual report for the fiscal year ended October 29, 1999, and from time to time in the Company's other reports hereafter filed with the Securities and Exchange Commission.

STAFFING SERVICES SEGMENT

Volt's Staffing Services segment provides, from 328 branch and on-site offices located throughout the United States and Europe, a broad range of employee staffing services, including temporary help, technical personnel placement, and other alternative staffing services, employment and direct hire personnel placement services, payrolling services, employment outsourcing services, professional employer services, and specifically tailored recruitment services and a range of information technology ("IT") services, including IT contract consultants, systems development consulting, maintenance and technical support services, to a wide range of customers. Except for professional employer services, which are marketed under the name "Shaw & Shaw", the remainder of this segment's services are generally identified and marketed throughout the United States as "Volt Services Group". In December 1998, Volt acquired Gatton Computing Group Limited and its subsidiaries (now referred to as "Gatton Volt Group"), a provider of IT contractor resourcing and consulting services and IT managed services in the United Kingdom and continental Europe. The purchase price was approximately $35 million of cash. Headquartered near London, England, the Gatton Volt Group offers IT services through three main operating divisions which provide temporary IT contract consultants, specifically tailored recruitment services, and a range of IT services, including systems development, consulting, maintenance and technical support services. The Gatton Volt Group reported revenues in fiscal 1999 of $77.3 million.

      VOLT SERVICES GROUP/GATTON VOLT GROUP

      Volt Services Group and Gatton Volt Group (the "Staffing Services Group") are single-source providers of all levels of temporary staffing, offering to their customers an extensive range of alternative employment services. As a full-service supplier, they also provide payrolling and outsourcing services, as well as assuming full responsibility for staffing, supervision and the management of discrete projects which are staffed by temporary workers.

      The Staffing Services Group provides professional, computer, engineering, design, scientific and technical support personnel, as well as IT services, IT contract consultants and specifically tailored recruitment services, and a range of IT services, including systems development consulting, maintenance and technical support services, contract engineering services and temporary help in administrative, clerical, office automation, accounting, telemarketing, industrial and other job classifications, for varying periods of time (both short and long-term) to companies and other organizations (including government agencies) in a broad range of industries which have a need for such personnel, but are unable, or do not choose to engage that type of personnel as their own employees. Customers range from those that require one or two temporary employees to national accounts that require as many as several thousand temporary employees at one time.

      The Staffing Services Group has been successful in obtaining a number of large national contracts which typically require on-site Volt representation and involve servicing numerous customer facilities. Many of Volt's larger customers, particularly those with national agreements, have managed services programs under which Volt, in addition to providing staffing services, performs administrative functions associated with a customer's alternative staffing requirements and provides customized invoicing and management reports. These managed services include the coordination, processing and payment of staffing service subcontractors ("associate vendors") and other subcontractors for ultimate single source consolidated billing to the customers. Volt also acts as an associate vendor to other national providers to assist them in meeting their obligations to their customers. Employees assigned to a customer under a national account range from light industrial workers to high-level engineers and information technology professionals. The bidding process for national accounts is very competitive and Volt is usually in competition with other major temporary staffing firms. Many contracts are for a one to three year time period, at which time they are typically rebid. Others are for shorter periods and may be for the duration of a particular project or subproject or a particular need that has arisen which requires additional or substitute personnel and expire upon completion of the project or when the particular need ends. Contracts with national accounts typically require considerable start-up costs and usually take from six months up to two years to reach anticipated revenue levels. This segment maintains a group dedicated to the acquisition, implementation and service of national accounts; however, there can be no assurance that Volt will maintain accounts that it currently serves, nor that it can obtain additional national accounts on satisfactory terms.

      The Staffing Services Group provides personnel to companies throughout a broad spectrum of industries, including the computer, electronics, manufacturing, aerospace, defense, telecommunications, utility, power (including certain nuclear and fossil fuel power plants), transportation, petrochemical, chemical, retail, finance, banking, insurance, architectural, engineering and other industries, as well as to government agencies and universities. Volt Services Group, through its Volt Accounting Specialists division, provides specialized temporary personnel in accounting, bookkeeping and other financial classifications. In addition, branch offices that have developed a specialty in one or more disciplines often use the name "Volt" followed by their specialty disciplines to identify themselves. Other branch offices have adopted other names to differentiate themselves from traditional temporary staffing when their focus is more project oriented.

      The Staffing Services Group furnishes temporary employees to meet various customer requirements, such as assigning employees to a specific project or subproject (which employees are typically retained until its completion) or to meet a particular need that has arisen, substituting for permanent employees during vacation or sick leave, staffing high turnover positions, filling in during the full-time hiring process or during a hiring freeze, and staffing seasonal peaks, special projects, conversions, inventories and offices that are downsizing. The Staffing Services Group also provides management personnel to coordinate and/or manage special projects and to supervise temporary employees.

      Volt Services Group maintains computerized nationwide resume databases, containing resumes of computer professionals, engineers and other technical, professional and scientific candidates, from which it fills customer job requirements. The Gatton Volt Group maintains similar computerized resume databases containing resumes of United Kingdom and continental Europe candidates. In addition to maintaining its proprietary internet recruiting sites, the segment has numerous contracts with independent job search web site companies. The individuals employed by both groups are frequently willing to relocate to fulfill assignments. Lesser skilled employees are generally recruited and assigned locally, and resumes for these employees are maintained in computerized databases at branch offices.

      Employees hired by the Staffing Services Group become Volt employees during the period of their assignment, which ranges from as little as one day to several years. As the employer of record, Volt is responsible for the payment of salaries, payroll taxes, workers' compensation and unemployment insurance and other benefits, which may include paid sick days, holidays and vacations and medical insurance. Class action lawsuits have been instituted in the United States against users of temporary services, including some customers of the Company, by certain temporary employees assigned to such customers, and a few have been commenced against providers of temporary services, in one instance against the Company and other temporary agencies. In general, these lawsuits claim that the temporary employees should be classified as the customers' employees and are entitled to participate in certain of the customer's benefit programs. Volt does not know what effect the resolution of these cases will have on the industry in general, nor upon this segment's business.

      Volt Services Group also has created a dedicated group, called Volt Professional Placement, to serve as an employment search organization specializing in the recruitment and direct hire placement of individuals in professional, information technology, technical, accounting and finance, and administrative support disciplines. In order to support this service, Volt has staffed many of its branch offices with one specialized direct hire placement recruiter. Since the direct placement recruiters operate within Volt's existing nationwide branch system, the Company has not experienced significant start-up costs associated with this service. Customers of this service are both customers of temporary services and others.

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

      Shaw & Shaw provides and markets its services to large and small client companies in a broad spectrum of industries, such as retail, convenience markets, country clubs, restaurants, building contractors, petroleum, manufacturing, grocery, home care, maintenance, janitorial, banking and high tech companies.

During the week ended October 29, 1999, the entire segment provided approximately 34,000 employees and 6,000 subcontractors and associate vendor employees to its customers.

While the markets for the segment's services include a broad range of industries throughout the United States and Europe, general economic conditions in specific geographic areas or industrial sectors have in the past, had, and could in the future, have an effect on the profitability of this segment. In addition, this segment could be adversely affected by changes in laws, regulations and government policies, including the results of pending litigation involving the staffing services industry, and related litigation expenses, customers' attitudes toward outsourcing and temporary personnel, as well as decreasing rates of unemployment and higher wages sought by temporary workers, especially those in certain technical fields particularly characterized by labor shortages.

Some of this segment's national contracts are large, and the loss of any large contract could have a significantly negative effect on this segment's business unless, and until, the business is replaced. Downward pressure on this segment's operating margins has occurred over the past several years due to a trend in the industry for large customers to consolidate their use of alternative workers to single source providers. This has resulted in a decrease in gross margin percentage due to higher associate vendor usage, a substantial portion of which is billed without a mark-up, and lower margins on the increasing business with its large, national, managed service accounts. Overhead costs have increased due to start-up costs incurred in connection with the opening of new temporary personnel or commercial placement offices to service national accounts, related infrastructure costs as additional regional and area management is required to support expansion and higher recruiting costs in a contracting labor market. At the same time, the Company has closed underperforming offices. While the Staffing Services segment has seen a flattening of the commercial staffing business from some of its major customers, sales of the Commercial & Light Industrial division increased by 8% compared to last year's fourth quarter. In addition, operating margins of this division increased in the fourth quarter of fiscal 1999 compared with the 1998 fourth quarter due to higher gross margins and lower overhead costs expressed as a percentage of sales. However, there can be no assurances that this improvement will continue.

The segment competes with many technical service, temporary personnel, other alternative staffing firms, and permanent placement firms, some of which are larger than Volt, as well as with individuals seeking direct employment with the Company's existing and potential customers.

The ability of Volt to compete successfully for customers depends on its reputation, pricing and quality of service provided and its ability to engage, in a timely manner, personnel meeting customer requirements. Competition is intense and many of the contracts entered into by this segment are of a relatively short duration, and awarded on the basis of competitive proposals which are periodically rebid by the customer. Although Volt has historically been successful in obtaining various short and long-term contracts in the past, with concomitant increases in revenues, in many instances margins under such contracts have decreased. There can be no assurance that existing contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to the Company, nor that revenues from an expired contract will be immediately replaced.

In December 1999, the Company completed its purchase of the Wired Services and Professional Staffing divisions of two Lucent Technologies subsidiaries. The Wired Services division installs cable, wire and small telecommunications systems for businesses, and the Professional Staffing division provides technical, management and administrative personnel for temporary assignments. The two divisions employ 970 employees. The Company paid cash for inventory and equipment with limited additional consideration due based on future sales of the Wired Services division. The amounts are not considered material to the Company.

TELEPHONE DIRECTORY SEGMENT

Volt's Telephone Directory segment publishes independent telephone directories, provides telephone directory computerized pre-press production, commercial printing, database management, sales and marketing services, licensing of directory production and contract management software systems to directory publishers and others and provides various computer based services to public utilities and financial institutions. This segment's business is in a state of transition from a concentration on production and systems used in the production of phone directories to the publishing of telephone directories. This segment consists of DataNational, Directory Systems/Services, the Uruguay division and VIEWtech.

      DATANATIONAL

      DataNational, Volt's independent telephone directory publisher, publishes principally community-based directories in various states, primarily in the mid-Atlantic and Southeastern portions of the United States. DataNational's revenues are generated from yellow page advertising sold in these directories. DataNational offers community-based directories that provide consumers with information concerning businesses that provide services within their local geographic area. The directories also include features that are unique to the community, such as school information, maps and a calendar of events. DataNational's principal competition is regional telephone companies, whose directories typically cover a much wider geographic area than the locations for which DataNational publishes directories. Advertisers are attracted to DataNational's community directory because it enables them to specifically target their local markets at a much lower cost.

      The division identifies new markets where demographics and local shopping patterns are favorable to the division's community-oriented product and expands accordingly. During fiscal 1999, the division added eight new directories through acquisitions and internal growth, bringing the total community county and regional directories to 137.

      DIRECTORY SYSTEMS/SERVICES

      Directory Systems/Services markets to directory publishers, and utilizes computer systems which combine equipment manufactured by aii and others with software developed by the Company and by third parties specifically for the division, as well as third-party off-the-shelf software, under various short and long-term contracts. The division integrates and maintains these systems, which manage the production and control of databases, principally for directory and other advertising media publishers. These computer systems produce digitized display advertisements and photocomposed pages, with integrated graphics for yellow and white pages directories, as well as CD/ROM directories. The systems incorporate "workflow management", by which ads are automatically routed between workstations, increasing through-put and control. These systems are licensed to, and the services are performed for, publishers and others worldwide.

      Commencing in 1999, Directory Systems/Services has published The National Toll-Free Directory Shoppers Guide and The National Toll-Free Business Buyers Guide, which provides toll-free numbers for consumers and businesses, respectively. These directories were acquired from AT&T Corp. for whom Volt had been providing pre-press production and billing services related to the acquired directories.

      A substantial portion of its business is obtained through submission of competitive proposals for contracts that typically expire in one to three years and are then rebid. A number of contracts expired in 1999. Other contracts are scheduled to expire through 2001. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

      Directory Systems/Services faces intense competition for all of its services and products from other suppliers and from in-house facilities of potential customers. Some of this division's significant competitors are companies which are larger and have substantially greater financial resources than Volt.

      URUGUAY

      Volt's Uruguay division is the official publisher of white and yellow pages telephone directories for Antel, the government-owned telephone company in Uruguay, under a contract with Antel originally entered into in 1983 and subsequently extended through 2006. Revenues are generated from yellow pages advertising.

      In addition to the directory business, the division owns and operates a printing plant that prints its own telephone directories, prints directories for other publishers in Argentina, Brazil and other South American countries and does commercial printing, including daily and weekly newspapers, magazines and periodicals for various customers in Uruguay and elsewhere in South and Central America.

      This division has recently installed a new, state of the art, high speed, four color heat set printing press in order to service its expanding customer base, becoming one of the most advanced printing facilities in South America.

      VOLT VIEWTECH

      VIEWtech services the energy and water utility industry providing conservation, metering, and customer services, and provides outsourced billing and internet-based customer services using utility billing software operating on Microsoft's platforms. VIEWtech was the first outsourcing company to join the Environmental Protection Agency's Energy Star Billing Program, which prescribes innovative designs in utility bill presentation. VIEWtech also contracts with major energy utilities for HomeVIEW internet services, which provides energy usage and energy-related home improvement payback analysis, and provides automatic meter reading ("AMR") installation services for utilities and AMR manufacturers.

      VIEWtech, as a specialty lender, originates and services Fannie Mae-backed energy efficiency financing, contracting with major utilities to sponsor and provide marketing support for this financing. The loans are immediately resold to Fannie MAE.

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

TELECOMMUNICATIONS SERVICES SEGMENT

Volt's Telecommunications Services segment provides telecommunications and other services, including engineering, design, construction, installation, maintenance, removals and distribution of telecommunications products to the outside plants and central offices of telecommunications and cable companies, and within end user premises. This segment consists of the Volt Telecommunications Group/Voltelcon and Advanced Technology Services divisions.

      VOLT TELECOMMUNICATIONS GROUP/VOLTELCON

      Volt Telecommunications Group/Voltelcon is a nationwide full-service provider of telecommunications services, including engineering, design, construction, installation, maintenance, removals and distribution of telecommunications products. It performs these services on a project and/or contract personnel placement basis in the outside plant and central office, and within end-user premises, for telephone operating companies, interexchange carriers, local exchange carriers, wireless carriers, telecommunications equipment manufacturers, cable television, electric, gas, water and sewerage utilities, federal, state and local government units and private industry.

      The Construction group provides both aerial and underground construction services, using its own vehicles and high production equipment. These services include jack and bore, directional boring, excavation for conduit and manhole systems, cable placement and splicing, pole placement and wrecking, copper, coaxial and long and short haul fiber optic cable installation, splicing, termination and testing, project management and inspection services. It also provides similar design and construction services to other companies requiring these services. Because much of this business is performed outdoors, operations have been, and could in the future, be adversely affected by weather conditions.

      The Engineering group offers a wide range of outside plant engineering services including right of way acquisition, network design for copper, coaxial and fiber systems, carrier systems design, conduit design, computer aided design drafting, digitizing records, building industry consultant engineering, turnkey design and construction and air pressure design and record verification.

      The Business Systems group provides systems integration, cabling and wiring services and telephone equipment installation. This involves the engineering, design, installation and management of many types of local and wide area networks, via copper and fiber, for voice, data and video. This division also provides installation and maintenance services to operating telephone companies, long distance carriers and telecommunications equipment manufacturers, and distributes and resells telecommunications equipment.

      The Central Office group is a provider of telecommunications services, including central office engineering, furnishing, installation and removal of transmission systems, distribution frame systems, AC/DC power systems, wiring and cabling, switch peripheral systems, pre- and post-conditioning, equipment assembly and system integration and controlled environment structures.

      ADVANCED TECHNOLOGY SERVICES

      Volt's Advanced Technology Services was established in 1994 to meet the challenges of the "Information Superhighway" and the merging of voice, data and video services to telephony, broadband and other providers of information system services, such as telephone companies, interexchange carriers, government and private industry. During 1999, ATS continued to expand its offerings in wireless technology, computer-telephony integration and high speed data services to support its clients. ATS' newest program is the full scale deployment of the DSL service center as a 24/7 inbound operation; as high speed internet service continues to roll out across the nation, ATS clients can now receive installation help from Volt whenever it is needed.

      This division also accommodates clients in the telecommunications industry who require a full range of services from multiple Volt business segments, such as human resources, equipment, vehicles, systems analysis, network integration, software development and turnkey applications.

Both divisions of this segment offer partial or complete turnkey services to cellular and Personal Communications Services (PCS) license holders to establish or enhance their network infrastructure. These services include radio frequency engineering, site evaluations and acquisition, network engineering and equipment specifications, logistic support, site construction, testing and integration into the network, outside plant engineering and construction services and central office engineering, furnishing and installation to integrate the license holders' wireless networks into the national telecommunications network.

This segment also offers the added value of being able to provide total management of multi-discipline projects because of its ability to integrate the efforts of all of its groups on a single project. In addition, the segment is also responsible for turnkey programs performed nationwide which require a single point of contact and uniform quality.

This segment faces substantial competition with respect to all of its telecommunications services from other suppliers and from in-house capabilities of potential customers. Competition in this segment remains intense. Some of this segment's significant competitors are larger and have substantially greater financial resources than Volt. Other competitors are small, local companies, that generally have lower overhead.

Volt's ability to compete in this segment depends upon its reputation, technical capabilities, pricing, quality of service and ability to meet customer requirements in a timely manner. Volt believes that its competitive position in this segment is augmented by its ability to draw upon the expertise and resources of other Volt segments.

A substantial portion of Volt's business in this segment is obtained through submission of competitive proposals for contracts that typically expire in one to three years and are then rebid. Some of this segment's contracts expired in 1999 and others will expire in 2000 through 2002. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

COMPUTER SYSTEMS SEGMENT

The Computer Systems segment provides directory assistance services and designs, develops, sells, leases and maintains computer-based directory assistance and other database management and telecommunications systems and related services for the telecommunications industry, and provides third party IT services to others. This segment is comprised of two business units: VoltDelta Resources ("VoltDelta") and Maintech.

      VOLTDELTA RESOURCES

      VoltDelta markets information services solutions to telephone companies and interexchange carriers worldwide. VoltDelta is transitioning its business from the sale of systems to a business unit that outsources its information services infrastructure to its customers. To meet the needs of customers who desire to upgrade their operator services capabilities by procuring outside services as an alternative to making a capital investment, the unit has deployed and is marketing enhanced directory assistance and other information service capabilities as a transaction-based outsourcing service. This service is marketed as DirectoryExpress, with the unit owning and operating its own proprietary Delta Operator Services System ("DOSS") and providing access to a national database sourced from listings of the Regional Bell Operating Companies and other independent sources.

      As an adjunct to DirectoryExpress, VoltDelta's InfoExpress service permits its transaction-based customers to offer operator assisted yellow pages, directional and other enhanced directory assistance capabilities. These are designed to provide directory assistance operators worldwide access to over 130 million United States business, residential and government listings. For consumers (the end-users), especially cellular and PCS users, DirectoryExpress is expected to provide a more convenient and efficient level of directory assistance service since, among other things, consumers may obtain enhanced directory and yellow pages information without having to know the correct area code. Enhanced information services are particularly attractive in the wireless market where there is no access to printed telephone directories. Access to VoltDelta's suite of database services is available over Wireless Access Protocol and via the internet.

      Although VoltDelta has been successful during 1999 in signing up new customers for these services, including several major telephone companies in the long distance and cellular markets, there can be no assurance that it will continue to be successful in marketing this service to additional customers nor that the customers' volume of transactions will be at a level to enable the segment to maintain profitability.

      During 1996, VoltDelta Europe ("VDE"), the unit's European operations based in the United Kingdom, was awarded a contract by KPN (the Netherlands telephone company) for VDE's Operator and Agent Services Integration System ("OASiS"), which offers operator services providers with open access to multiple information-based databases. The system has been deployed and is operational in Holland. Enhanced capabilities have recently been added to the system. Final acceptance of this system was received in fiscal 1999 and, since VoltDelta uses the completed contract method of accounting, recognition of the revenue from this contract occurred at that time. VDE is currently marketing OASiS to other European telecom providers.

      In order to fulfill its commitments under its contracts, VoltDelta is required to develop advanced computer software programs and purchase substantial amounts of computer equipment, as well as licensed data content, from several suppliers. Most of the equipment and data content required for these contracts is purchased as needed and is readily available from a number of suppliers.

      MAINTECH

      Maintech provides IT services for PC and UNIX workstations and servers, and most popular LAN/WAN architectures. The services include design, installation, warranty, maintenance, network monitoring and management, Help Desk and project management. Supported products include

      Compaq, Dell, Hewlett Packard, SUN, IBM, Cisco, Bay Networks, Microsoft, Novell, Cabletron and other current technologies.

      Maintech focuses on corporate enterprise-wide opportunities in the telecommunications, banking and brokerage, research and development, and pharmaceutical markets. In keeping with its mission to deliver a full scope of IT services in these demanding markets, Maintech made continuing investments in certification of its engineering staff, and made strong capital commitments to state-of-the-art network diagnostic tools. In addition to outside sales, Maintech provides its services across the business units of Volt. It plays an important role in designing, deploying and maintaining Volt's corporate WAN, including providing Help Desk services to over 4,000 Volt users.

      To bolster its WAN capabilities, Maintech acquired MC(2), Inc. in April 1999. The acquisition of MC(2), Inc. adds ten years of WAN design and support experience, and many high-level vendor certifications, including Novell Platinum Partner and Cisco Premium Provider.

The business environment in which this segment operates is highly competitive. Some of this segment's principal competitors are larger than Volt and have substantially greater financial resources. This segment's position in its market depends largely upon its reputation, quality of service and ability to develop, maintain and implement information systems on a cost competitive basis. Although Volt continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products can be successfully marketed.

Some of this segment's contracts expired in 1999, while others were renewed and new contracts were awarded to the Company. Other contracts are scheduled to expire in 2000 through 2008. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

ELECTRONIC PUBLICATION AND TYPESETTING SYSTEMS SEGMENT

This segment is composed of Volt's 59% owned publically held subsidiary and its subsidiaries Autologic Information International, Inc. ("aii"). aii designs, develops, manufactures, integrates, markets, sells and services computerized imagesetting and publication systems equipment and software that automate the various prepress production steps in the publishing process. aii's products are primarily marketed and sold to the newspaper publishing industry, niche portions of the commercial printing industry and other organizations having internal publishing facilities. aii has traditionally focused its efforts on high-volume and deadline-driven customers.

In general, aii's systems consist of computers, laser-based, and computer-based products used for scanning images, storing and retrieving computerized text and images and controlling output of those elements to various output devices, such as laser imaging systems, proofers, platemakers and document distribution systems. The imaging devices manufactured and sold by aii are the 3850 film recorder and 3850 Computer-to-Plate imager. aii also manufactures and delivers a variety of hardware and software interface products that enable different computers and other products to communicate and distribute documents efficiently and other non-core products. To meet the specific requirements of aii's customers, aii's products can be integrated into complete systems, integrated with a customer's existing products (whether previously purchased from aii or from another vendor) or sold and used individually as "stand alone" units.

aii's systems are available in a variety of hardware and software configurations on a broad base of computer hardware platforms. This allows them to be configured to meet the individual needs of its customers in the prepress industry. This includes publishers of newspapers, telephone directories, magazines, books, directories, catalogues, yearbooks, print advertising, checks, and other quality graphic art printed products. To satisfy this diverse customer base, aii offers systems providing different speed, page size and output quality requirements. These systems can output either to film, photographic paper (both of which are then used to make printing press plates) or to the printing press plates themselves.

Sales made outside the United States by aii subsidiaries, of products manufactured or assembled in the United States, together with export sales by aii directly to unaffiliated foreign customers, amounted to $26.3 million in fiscal 1999, $33.4 million in fiscal 1998 and $38.4 million in fiscal 1997.

aii operates in a highly competitive marketplace and its principal customer market, the newspaper publishing industry, is itself facing intense competition from other advertising media. Newspapers have, in the past, experienced significant downturns during recessions. Accordingly, in the past, both Autologic and Triple-I were adversely affected by general economic recessions in the United States and in other countries where aii's products are sold. Economic problems are currently being experienced in a number of aii's foreign markets. In addition, newspapers have been seeking to reduce costs and expenditures to offset intense competition for advertising revenues among newspapers, other printed publications and electronic media and the reduced readership of the smaller number of newspapers, especially in the United States. In the latter part of calendar year 1999, some newspapers suspended capital expenditures due to Year 2000 issues. All of these factors have resulted in reductions in equipment purchases by aii's traditional customers, adversely affecting aii's performance, and there can be no assurances that this segment will return to profitability in the near-term.

aii's position in its markets depends largely upon its reputation, the quality, design and pricing of its products, its ability to maintain high-level technological capabilities, foresee market changes and continue to identify, develop and commercialize innovative and competitive products and systems, and to improve the timeliness of its deliveries and the quality of its field service. Technological advancements, standard systems based architecture (which allows customers to assemble standardized component products themselves from several different sources) and general market conditions have increased price competition. A number of firms, some of which have substantially greater financial resources than aii, manufacture prepress products competing with aii's prepress products. Some of these competitors sell their products as complete prepress systems, for which aii has no competing systems. Other competitors grant significant price discounts for products which compete with aii's products in order to promote sales of consumable products for which aii has no competing product. Although aii continues to invest in research and development, there is no assurance that aii's present or future products will be competitive, that aii will continue to develop new products or that present products or new products will be successfully marketed.

As a result of this increasing competition, as well as changing patterns of customer purchasing that have produced an industry-wide trend toward the purchase of open systems, the industry, including aii, has experienced pressure on profit margins on sales of equipment and software, which is likely to continue. Gross profit margins on customer services have likewise been under considerable pressure in recent years. In addition, since aii's products are more software oriented, aii offers more maintenance services through remote data transfer, rather than on-site, which reduces revenues. To counter this pattern, aii is striving to reduce costs while designing and marketing cost justifiable products for its customers.

JOINT VENTURE

In fiscal 1998, Volt and TELUS Advertising Services, a wholly owned subsidiary of TELUS Corporation, formed a joint venture for the publishing of community telephone directories. The two partners have each committed $25 million for the acquisition, start-up and operation of a business engaged in the publication of community telephone directories in the western half of the United States. During 1999, the joint venture had acquired eleven directories in Texas, with a total contribution of $1.3 million by Volt.

For further information concerning the Company's operations and joint ventures, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESEARCH, DEVELOPMENT AND ENGINEERING

During fiscal years 1999, 1998 and 1997, the Company expended approximately $11.3 million, $11.1 million and $14.3 million, respectively, on research, development and engineering, all of which is Company sponsored. The major portion of research and development expenditures were incurred by the Electronic Publication and Typesetting Systems and the Computer Systems segments. The increase in expenditures in fiscal year 1999 was due to an increase in product development in the Electronic Publication and Typesetting Systems segment, which was substantially offset by a decrease in the other segments.

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

CUSTOMERS

In fiscal 1999, the Staffing Services segment's sales to two customers, including substantial associate vendor pass-through sales, represented approximately 18% and 11%, respectively of the total sales of that segment; the Telecommunications Services segment's sales to two customers each represented approximately 13% of the total sales of that segment; and the Computer Systems segment's sales to one customer represented approximately 34% of the total sales of that segment. One customer represented 14% of the Company's consolidated sales in fiscal 1999 and 11% of the Company's consolidated sales in 1998. In the event that there was a loss of one or more of these customers, and unless the business is replaced by that segment, there could be an adverse effect on the results for that segment's business, although the Company does not believe that there would be a material adverse effect on the Company taken as a whole.

SEASONALITY

Historically, the Company's results of operations have been lowest in its first fiscal quarter as a result of reduced requirements for its staffing services personnel due to the holiday season. The Uruguay division of theTelephone Directory segment produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter, and the revenues and profits of that segment's DataNational division are lower in the Company's first fiscal quarter, due to the seasonality of its directory closing schedule. Sales by aii are generally lower in the months of November and December due to the holiday season, which is a peak publishing period when customers are reluctant to install and test new equipment and during 1999 were further impacted by concerns about Year 2000 issues.

EMPLOYEES

During the week ended October 29, 1999, Volt employed approximately 40,000 persons, including approximately 34,000 persons who were on temporary assignment for the Staffing Services segment.

Volt is a party to two collective bargaining agreements which cover a small number of employees.

Certain services rendered by Volt's Electronic Publication and Typesetting Systems, Telephone Directory and Computer Systems segments require highly trained technical personnel in specialized fields, some of whom are currently in short supply and, while the Company currently has a sufficient number of such technical personnel in its employ, there can be no assurance that in the future these segments can continue to employ sufficient technical personnel necessary for the successful conduct of their services.

The Company currently believes that its relations with its employees are satisfactory.

REGULATION

The Company's business is not subject to specific industry government regulations. In connection with foreign sales, the Company is subject to export controls, including restrictions on the export of certain technologies. At the present time, and with respect to the countries in which the Company's Electronic Publication and Typesetting Systems, Telephone Directory and Computer Systems segments currently sell most of their products, the sale of their current products, both hardware and software, are permitted pursuant to a general export license. If the Company began selling to countries designated by the United States as sensitive, those sales would be subject to more restrictive export regulations.

Compliance with applicable present federal, state and local environmental laws and regulations has not had, and the Company believes that compliance with those laws and regulations in the future will not have, a material effect on the Company's earnings, capital expenditures or competitive position.

See also Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  PROPERTIES

At the end of January 2000, the Company will relocate its Corporate Headquarters from 44,000 square feet at 1221 Avenue of the Americas, New York, New York into a 38,000 square foot space at 560 Lexington Ave., New York, New York under a lease which expires in 2007. The new facility will continue to serve as the headquarters of the Company's Computer Systems segment and serve as a base for certain operations of the Company's Staffing Services segment. The following table sets forth certain information as to each of the Company's other major facilities:

                                                       Sq. Ft.
                                                       Leased        If Leased,
                                                         or        Year of Lease
Location             Business Segment                   Owned        Expiration
--------             ----------------                   -----        ----------

Anaheim,             Telephone Directory                39,000         owned *
California           Computer Systems
                     Telecommunications Services

El Segundo,          Staffing Services                  20,000         owned
California           Telecommunications Services

Orange,              West Region Headquarters          200,000         owned *
California           Accounting Center
                     Staffing Services
                     Telephone Directory
                     Computer Systems

San Diego,           Staffing Services                  20,000         owned
California

Thousand Oaks,       Electronic Publication and        134,000         owned
California              Typesetting Systems

Norcross,            Electronic Publication and         13,000          2000
Georgia                 Typesetting Systems
                     Staffing Services
                     Telecommunications Services

Indianapolis,        Telephone Directory                16,000          2000
Indiana              Technical Services and
                         Temporary Personnel

Westbury,            Corporate MIS                      12,000          2004
New York

                                                       Sq. Ft.
                                                       Leased        If Leased,
                                                         or        Year of Lease
Location                Business Segment                Owned        Expiration
--------                ----------------                -----        ----------

Wallington,             Computer Systems               32,000           2003
New Jersey

Blue Bell,              Telephone Directory            52,000           2001
Pennsylvania

Montevideo,             Telephone Directory            96,000           2001
Uruguay

Chantilly,              Telephone Directory            24,000           2000
Virginia                Computer Systems
                        Staffing Services

Redmond,                Staffing Services              21,000           2001
Washington

Sunbury on Thames,      Computer Systems               14,000           2007
England

* See Note E of Notes to Consolidated Financial Statements for information regarding a term loan secured by these properties.

In addition, the Company leases space in approximately 260 other facilities worldwide (excluding month-to-month rentals), each of which consists of less than 10,000 square feet. These leases expire at various times from 2000 until 2011.

At times, the Company leases space to others in the buildings which it owns or leases, if it does not then require the space for its own business.

The Company believes that its facilities are adequate for its presently anticipated requirements and that it is not dependent upon any individually leased premises.

For additional information pertaining to lease commitments, see Note O of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Executive Officers

WILLIAM SHAW, 75, a founder of the Company, has been President and Chairman of the Board of the Company since its inception and has been employed in executive capacities by the Company and its predecessors since 1950.

JEROME SHAW, 73, a founder of the Company, has been Executive Vice President and Secretary of the Company since its inception and has been employed in executive capacities by the Company and its predecessors since 1950.

IRWIN B. ROBINS, 65, has been a Senior Vice President of the Company since September 1985 and has been employed in executive capacities by the Company since 1980.

JAMES J. GROBERG, 71, has been a Senior Vice President and Principal Financial Officer of the Company since September 1985 and was also employed in executive capacities by the Company from 1973 to 1981.

STEVEN A. SHAW, 40, has been a Vice President of the Company since April 1997 and has been employed by the Company in various capacities since November 1995. For more than five years prior thereto, he controlled and operated a number of privately-held telecommunication services companies.

HOWARD B. WEINREICH, 57, has been General Counsel of the Company since September 1985 and has been employed in executive capacities by the Company since 1981.

JACK EGAN, 50, has been Vice President - Corporate Accounting and Principal Accounting Officer since January 1992 and has been employed in executive capacities by the Company since 1979.

DANIEL G. HALLIHAN, 51, has been Vice President - Accounting Operations since January 1992 and has been employed in executive capacities by the Company since 1986.

LUDWIG M. GUARINO, 48, has been Treasurer of the Company since January 1994 and has been employed in executive capacities by the Company since 1976.

William Shaw and Jerome Shaw are brothers. Steven A. Shaw is the son of Jerome Shaw. There are no other family relationships among the executive officers or directors of the Company.

 ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange (NYSE Symbol-VOL). The following table sets forth the high and low prices of Volt's common stock, as reported by the NYSE:

                                 1999                               1998
                          -----------------------         ----------------------
Fiscal Period              High           Low              High           Low
-------------              ----           ---              ----           ---

First Quarter             $26-1/2       $21-1/4           $70-1/4       $38-3/4
Second Quarter             24-3/4        15-1/2            58-1/4        29-7/8
Third Quarter              24-1/2        16-13/16          34-3/16       26-1/16
Fourth Quarter             26-7/8        19-3/8            29            15-5/16

The approximate number of record holders of the Company's common stock at January 11, 2000 was 486.

Cash dividends have not been paid during the reported periods. The Company has agreements, which contain financial covenants, one of which requires the Company to maintain a consolidated net worth of $154.8 million, increasing by 50% of consolidated net income for each completed fiscal year after fiscal 1999 (see Note E of Notes to Consolidated Financial Statements). Therefore, the amount available for dividends at October 29, 1999 was $75.2 million.

On January 4, 1999, the Company contributed 18,172 shares of its common stock to its Employee Stock Ownership Plan and Trust as its contribution to that Plan for the year ended October 30, 1998. The shares contributed were valued at $22-9/16, their market value on that date. The plan covers all employees of the Company who have completed one year of service for a participating employer. Employees make no contributions. The Company believes the exemption from registration afforded by Section 2(3) is available to this contribution.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         Year Ended (Notes 1 and 3)
                                                --------------------------------------------------------------------------------
                                                   October         October        October        November            November
                                                  29, 1999        30, 1998       31, 1997         1, 1996             3, 1995
                                                  --------        --------       ---------       --------            --------
                                                                (Dollars in thousands, except per share data)

Net Sales                                       $2,141,145      $1,708,595      $1,401,473      $1,048,558            $907,307
                                                ==========      ==========      ==========      ==========            ========

Income before extraordinary item                   $28,959 (A)     $20,903 (A)     $39,850 (B)     $22,435 (C & D)     $16,386 (D)
Extraordinary item - loss on redemption of
  debt, net of income taxes--Note 2                                                                    (87)                (62)
                                                   -------         -------         -------         -------             -------

Net income                                         $28,959         $20,903         $39,850         $22,348             $16,324
                                                   =======         =======         =======         =======             =======

                                                                              Per Share Data
Basic:
  Income before extraordinary item                   $1.93           $1.40           $2.71           $1.54               $1.13
                                                     =====           =====           =====           =====               =====

  Weighted average number of shares             15,023,046      14,917,846      14,707,055      14,527,157          14,451,501
                                                ==========      ==========      ==========      ==========          ==========

Diluted:
  Income before extraordinary item                   $1.91           $1.37           $2.62           $1.52               $1.12
                                                     =====           =====           =====           =====               =====

  Weighted average number of shares             15,152,612      15,253,665      15,182,240      14,799,665          14,672,711
                                                ==========      ==========      ==========      ==========          ==========

Total assets                                      $618,329        $469,326        $418,722        $337,144            $264,011

Long-term debt, net of current portion             $45,728         $54,048         $55,447         $57,395             $28,819

Note 1--Fiscal years 1996 through 1999 were comprised of 52 weeks, while fiscal year 1995 was comprised of 53 weeks.

Note 2--The fiscal years 1996 and 1995 extraordinary losses were due to the early redemption ($22.9 million in 1996 and $10.0 million in 1995) of debentures.

Note 3--Cash dividends have not been paid during the five-year period ended October 29, 1999.

(A) In fiscal 1999, the Company recognized $2.0 million, or $0.13 per share ($500,000 or $0.03 per share in fiscal 1998) of a previously deferred gain on the sale in 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Company's Uruguayan division. During 1999, the venture repaid substantially all of its obligations.

(B) The results for the fiscal year ended October 31, 1997 included a gain of $12.8 million ($7.9 million, net of taxes, or $0.52 per share) on the sale of the Company's interest in an Australian joint venture and a loss of $3.0 million ($1.8 million, net of taxes, or $0.12 per share) on the write-down of investments.

(C) The results for the fiscal year ended November 1, 1996 included gains aggregating $2.6 million ($1.6 million, net of taxes, or $0.11 per share) as a result of an agreement to pay a premium to an insurance carrier to close out prior years' retrospective insurance policies at an amount less than related liabilities for workers' compensation insurance previously provided by the Company and a $52,000 gain on the sale of securities.

     In October 1996, the Internal Revenue Service concluded its examination of the Company's tax returns for fiscal years 1989 through 1993. As a result of the examination, $1.4 million ($0.09 per share) and $723,000
     ($443,000, net of taxes, or $0.03 per share) were included as a tax benefit and interest income, respectively, for the fiscal year ended November 1, 1996.

(D) In January 1996, the Company merged its wholly-owned subsidiary, Autologic Incorporated and related foreign subsidiaries with Information International, Inc. ("Triple-I"), resulting in the formation of "aii", a new publicly traded company. The results of Triple-I are included in net income since the date of acquisition.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The information which appears below relates to prior periods. The results of operations for those periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations and no inferences as to future operations should be drawn.

The following discussion should be read in conjunction with the Operating Segment Data in Item 1 of this Report and the Consolidated Financial Statements and Notes thereto which appear in Item 8 of this Report.

Fiscal Year 1999 Compared to Fiscal Year 1998

Results of Operations - Summary

Net sales in fiscal 1999 increased by $432.6 million, or 25%, to $2.1 billion in fiscal 1999. This increase resulted primarily from an increase in sales to unaffiliated customers by the Staffing Services segment of $393.8 million, the Computer Systems segment of $29.0 million, the Telecommunications Services segment of $18.9 million and the Telephone Directory segment of $5.7 million, which was partially offset by a decrease in sales to unaffiliated customers by the Electronic Publication and Typesetting Systems segment of $14.8 million.

The Company's income before income taxes, equity in joint venture earnings and minority interests increased by $8.9 million, or 25%, to $44.7 million in 1999. The operating profit of the Company's segments increased by $11.9 million, or 23%, to $63.3 million in 1999. While the Staffing Services segment, the Computer Systems segment, the Telecommunications Services segment and the Telephone Directory segment increased their operating profits, an operating loss in the Electronic Publication and Typesetting Systems segment partially offset these improvements.

Consolidated results include recognition of a previously deferred gain on the sale of a joint venture of $2.0 million in 1999 and $500,000 in 1998 (see Note G of Notes to Consolidated Financial Statements of this Report).

Net income in fiscal 1999 was $29.0 million, compared to net income of $20.9 million in 1998.

Results of Operations - Segments

The Company's consolidated segment profit was $63.3 million in fiscal 1999, compared to $51.4 million in fiscal 1998 (see Operating Segment Data in Item 1 of this Report and Note K of Notes to Consolidated Financial Statements in Item 8 of this Report).

Sales of the Staffing Services segment increased by $393.1 million, or 30%, to $1.7 billion in 1999. Managed service revenue increased 74%, traditional staffing revenues increased 18% and the segment's operating profit increased by $10.3 million, or 31%, to $43.8 million, compared with $33.5 million in 1998. Approximately $209.4 million, or 53%, of the segment's 1999 sales increase was due to pass-through costs primarily related to the use of associate vendors and subcontractors to service large national managed service contracts, which increased from $282.1 million in 1998 to $491.5 million in 1999. Approximately $104.3 million, including $77.3 million generated by sales from a newly acquired subsidiary, of the segment's increase was from business

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1999 Compared to Fiscal Year 1998--Continued

Results of Operations - Segments--Continued

with new customers. The remaining sales increase of $79.4 million was from existing customers. The increase in the segment's operating profit was due to the increase in sales and includes $2.6 million (net of $1.9 million of amortization of goodwill) from the acquired business. As a percentage of sales, operating margins increased slightly from 2.5% to 2.6%. Lower overhead costs expressed as a percentage of sales were offset, in part, by a decrease in gross margin of 0.4 percentage points due to the higher associate vendor usage in managed service contracts billed at substantially lower mark-ups than traditional recruited business.

The Technical Placement division of the Staffing Services segment accounted for substantially all of the sales increase and its operating profit increased by 49% to $29.9 million. Sales of the Commercial and Light Industrial division, which specializes in temporary placements, were slightly higher than in the prior period and its operating profit increased by 4% to $13.9 million. The Company continues to evaluate its Commercial and Light Industrial branch offices, and has closed several under-performing offices. An insignificant loss of revenue is expected from these closings, as alternative offices are serving their markets. Additional cost containment efforts for the division are focused on reducing overhead costs, primarily through decreasing labor costs. While the Staffing Services segment has seen a flattening of the Commercial Staffing business from some of its customers, sales of the Commercial & Light Industrial division increased by 8% compared to last year's fourth quarter. In addition, operating margins of this division increased in the fourth quarter of fiscal 1999 compared with the 1998 fourth quarter due to higher gross margins and lower overhead costs expressed as a percentage of sales. However, there can be no assurances that this improvement will continue. Some of the segment's customers are large, and the loss of any large contract could have a negative effect on this segment's business unless, and until, the business is replaced. Although the markets for the segment's services include a broad range of industries throughout the United States, general economic difficulties in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of this segment.

The Telephone Directory segment's sales increased by $4.1 million, or 4%, to $98.3 million in fiscal 1999 and its operating profit increased by $2.2 million, or 43%, to $7.3 million in fiscal 1999. The sales increase was due to increased independent directory publishing sales of $18.9 million, which included publication of two newly acquired toll-free directories. These increases were partially offset by decreased production sales which included the absence of sales under two contracts that expired in the second half of fiscal 1998, and which had accounted for approximately 14% of the segment's sales in fiscal 1998. Although the segment's gross margin decreased by 2.5 percentage points due to the expiration of these production contracts and lower gross margins on the newly acquired directories, a 6% reduction in overhead and the increased sales resulted in the increase in operating profit. This segment's services are rendered under various short and long-term contracts, some of which expire in the ordinary course, while others are renewed and new contracts are awarded to the segment from time to time. Existing contracts are scheduled to expire through 2001, except for one contract that expires in 2006. While management believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1999 Compared to Fiscal Year 1998--Continued

Results of Operations - Segments--Continued

renewed or extended, or that additional or replacement contracts will be awarded to the segment on satisfactory terms.

The Telecommunications Services segment's sales increased by $19.0 million, or 11%, to $187.7 million in fiscal 1999 and its operating profit increased by $2.3 million, or 19%, to $14.1 million in fiscal 1999. The increases in this segment were the result of increased business from several major customers. The sales increase was due to a 73% increase in the Advanced Technology Services division, a 51% increase in the Central Office division and a 12% increase in the Business Systems division. These increases were partially offset by a 10% decrease in the Construction division, which represented 42% of the segment's sales, due to the expiration of two contracts, one in 1998 and the other in 1999. High margin cross-connect box and long-haul fiber optic construction work, partially offset by the expiration of the construction contracts, enabled the segment to increase its gross margin by 0.7 percentage points in fiscal 1999. Operating profit increased due to this increase in sales and gross margin, partially offset by a 12% increase in overhead. A substantial portion of the business in this segment is obtained through submission of competitive proposals for contracts that typically expire in one to three years and are rebid. Some of these contracts expired in 1999, while others were renewed and new contracts were awarded to the segment. Other contracts are scheduled to expire through 2002. While management believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

The Computer Systems segment's sales increased by $29.5 million, or 54%, to $83.9 million in fiscal 1999 and its operating profit was $3.2 million compared to a loss of $2.2 million in 1998. The increase in sales and operating profit was due to the customer acceptance and recognition of the installation of an operator service system in Holland in fiscal 1999, which was accounted for under the completed contract method of accounting, and increased transaction volume of its outsourced directory assistance services. These increases, in addition to sales from a newly acquired network solutions company, were partially offset by a reduction in system upgrade sales and decreased support and maintenance revenue due to the expiration of a large contract. This segment's results are highly dependent on the volume of directory assistance calls to the segment's customers for directory outsourcing under existing contracts, its ability to obtain additional customers for these services and on its continued ability to sell products to new and existing customers.

The Electronic Publication and Typesetting Systems segment's sales decreased by $15.0 million, or 17%, to $72.7 million in fiscal 1999 and it incurred an operating loss of $5.2 million compared with an operating profit of $3.1 million in fiscal 1998. The fiscal 1999 sales decrease resulted primarily from a decrease in domestic and international sales of systems and equipment of $13.2 million resulting from a decline in demand partially due to the postponement of capital expenditures by newspapers due to their Year 2000 issues, adverse business conditions in some of the segment's foreign markets and lower sales of some of the segment's non-core products. Operating results decreased due to lower sales, a 3.7 percentage point decrease in gross margins and a

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1999 Compared to Fiscal Year 1998--Continued

Results of Operations - Segments--Continued

12% increase in research, development and engineering expenditures due to higher costs associated with the roll-out of the segment's new wide versions of its Computer-to-Plate and film recorder products. The markets in which the segment competes are subject to rapidly changing technology, with sales in fiscal years 1999 and 1998 of equipment introduced within the three years prior to the applicable year comprising approximately 85% and 88%, respectively, of equipment sales. There can be no assurances that this segment will return to profitability in the near term.

Results of Operations - Other

Total selling and administrative expenses increased by $14.1 million, or 23%, to $76.2 million in fiscal 1999 as a result of acquisitions, the cost of Year 2000 remediation, discussed below, the initial costs associated with the implementation of an accounting and back office Enterprise Resource Planning System and to support increased sales levels. These expenses expressed as a percentage of sales were 3.6% in both fiscal 1999 and fiscal 1998. General corporate expenses, included above, increased by 13% to $13.7 million in 1999.

Research, development and engineering expenses increased to $11.3 million from $11.1 million in 1998. An increase in the Electronic Publication and Typesetting Systems segment was substantially offset by reductions in other segments.

Depreciation and amortization increased by $3.3 million, or 16%, to $24.1 million in fiscal 1999. The 1999 increase was primarily attributable to amortization of intangibles, which resulted from acquisitions made in 1999 and 1998 (see Notes I and K of Notes to Consolidated Financial Statements).

Interest income decreased by $648,000, or 26%, to $1.8 million in fiscal 1999, primarily due to a decrease in funds available for investment.

In fiscal 1999, the Company recognized a gain of $2.0 million (compared to $500,000 in 1998), which is the balance of a previously deferred gain on the sale in 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Company's Uruguayan division. During 1998 and1999, the venture repaid substantially all of its obligations.

Other income increased to $212,000 in fiscal 1999 compared to a loss of $353,000 in 1998. In fiscal 1998, other income was reduced by $650,000 due to a non-recurring charge for professional fees in connection with a terminated transaction.

The foreign exchange loss in fiscal 1999 was $720,000 compared to $391,000 in 1998. The losses were due to unfavorable currency movements in the European currency markets. To reduce the potential adverse impact

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1999 Compared to Fiscal Year 1998--Continued

Results of Operations - Other--Continued

from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency options are purchased, generally, on the last day of each quarter.

Interest expense increased by $2.6 million, or 46%, to $8.3 million in 1999. The increase is the result of the Company borrowing under its revolving Credit Agreement to finance the acquisition of The Gatton Volt Group and to support the increased working capital requirements of the Company, interest incurred by The Gatton Volt Group to provide working capital, and higher interest rates and financing costs incurred by the Company's Uruguay division where borrowings serve to hedge receivables against a loss in value due to the strengthening of the U.S. dollar against the Uruguayan currency.

The Company's effective tax rate was reduced to 40% in fiscal 1999 from 42% in 1998. The lower effective tax rate in 1999 resulted from the non-taxable gain on the sale of a Brazilian joint venture.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1998 Compared to Fiscal Year 1997

Results of Operations - Summary

Net sales in fiscal 1998 increased by $307.1 million, or 22%, to $1.7 billion from $1.4 billion in fiscal 1997. The increase in sales to unaffiliated customers in 1998 was primarily attributable to increases in the Staffing Services segment of $292.6 million.

The Company's income before income taxes, equity in joint venture earnings and minority interests decreased by $19.8 million, or 36%, in 1998 to $35.8 million. The 1997 results included a pretax gain of $12.8 million on the sale of the Company's interest in an Australian joint venture, partially offset by a $3.0 million pretax charge to earnings to fully reserve an investment in a PCS/wireless company. Segment profit decreased by $8.7 million, or 14%, to $51.4 million in fiscal 1998. The decrease in segment profit in 1998 was from the Telecommunications Services segment, with a decrease of $6.9 million, the Computer Systems segment, with a decrease of $2.4 million, and the Telephone Directory segment, with a decrease of $3.8 million. These were partially offset by increases in the operating profits of the Staffing Services segment, with an increase of $2.7 million, and the Electronic Publication and Typesetting Systems segment, with an increase of $1.6 million.

Consolidated fiscal 1997 results included earnings of $6.8 million from the Company's Australian and Brazilian joint ventures, both of which were sold in fiscal 1997.

Net income in fiscal 1998 and 1997 was $20.9 million and $39.9 million, respectively.

Results of Operations - Segments

The Company's consolidated segment profit was $51.4 million in fiscal 1998, compared to $60.1 million in fiscal 1997 (see Operating Segment Data in Item 1 of this Report and Note K of Notes to Consolidated Financial Statements in Item 8 of this Report).

The Staffing Services segment's sales increased by $293.4 million, or 29%, in fiscal 1998 to $1.3 billion. The segment's profit increased by $2.7 million, or 9%, to $33.5 million in fiscal 1998. Approximately $127.7 million, or 44%, of the segment's 1998 sales increase was due to pass-through costs, primarily related to the use of associate vendors and subcontractors to service large national managed service contracts, which increased from $154.4 million to $282.1 million in 1998. In fiscal 1998, approximately $39.7 million of the segment's sales increase resulted from business with new customers. The remaining increase of $126.0 million was with existing customers. The increase in the segment's operating profit was due to the increase in sales volume, partially offset by a decrease in gross margin of approximately 0.8 percentage points and higher overhead costs. The decrease in gross margin percentage was due to the higher associate vendor usage, a substantial portion of which was billed without a mark-up, and lower margins on the increasing business with large national managed service accounts. Downward pressure on this segment's margins have occurred over the past several years due to a trend in the industry for large customers to consolidate their use of contingent workers to single source providers.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1998 Compared to Fiscal Year 1997--Continued

Results of Operations - Segments--Continued

The Telephone Directory segment's sales decreased by $4.7 million, or 5%, to $94.3 million in fiscal 1998. Segment profit decreased by $3.8 million, or 43%, to $5.1 million. The sales decrease was due to decreased production revenue of 9%, decreased sales of conservation services to utilities of 46% and decreased system sales of 57%, offset, in large part, by increased independent directory sales of 35%. The decreased production revenue and sales of systems used in production was due to the expiration in June 1998 of a contract with one customer, which accounted for 11% of the segment's sales in 1998, and the absence of significant systems contracts as the segment transitions its emphasis from providing production services and systems to the publishing of telephone directories. The decrease of conservation services sales was primarily due to the phase-out of several large contracts with customers, which no longer require the segment's services. The increase of independent directory sales was primarily attributable to thirty-three new directories published in fiscal 1998, a substantial portion of which were acquired in fiscal 1997 and fiscal 1998. The decrease in segment profit in fiscal 1998 was due to the expiration of the production contract, which accounted for 32% of the segment's operating profit in 1998, lower high-margin systems sales, and increased selling and administrative costs to support the growth of independent directory sales, discussed above, as well as anticipated future growth. The effects of the higher costs were partially offset by the increase in independent directory sales.

The Telecommunications Services segment's sales increased by $22.6 million, or 16%, to $168.8 million in 1998. This segment's profit decreased by $6.9 million, or 37%, in fiscal 1998 to $11.9 million. The sales increase was due to a 112% increase in the Central Office group and a 64% increase in the Business Systems group. Operating results decreased due to a 3.5 percentage point decrease in gross margins and higher overhead costs. The decrease in gross margin percentage was due to increased sales volume of lower-margin business system services and a shift toward lower-margin projects in construction services as customers favored fixed-price and competitively-bid awards. The increased overhead costs were the result of increased sales growth and the geographic expansion of this segment.

The Computer Systems segment's sales decreased by $6.4 million, or 10%, to $54.5 million in fiscal 1998. The segment incurred a loss in fiscal 1998 of $2.2 million, compared to a profit of $197,000 in fiscal 1997. The decrease in sales was due to lower system enhancement sales. The segment loss was due to the reduction, in fiscal 1998, of high-margin system enhancement sales which benefited operating profit in fiscal 1997, as well as continued start-up costs related to the transition of providing customers with transaction-based outsourcing services.

The Electronic Publication and Typesetting Systems segment's sales increased by $3.0 million, or 4%, to $87.6 million in fiscal 1998. The segment profit in fiscal 1998 was $3.1 million, compared to a profit of $1.5 million in fiscal 1997. The increase in sales resulted from a $4.0 million increase in sales of systems and equipment offset in part by a decrease of $1.0 million in customer service sales. The increased sales of systems and equipment were due to increased demand and customer purchases to replace older equipment. The increase in segment profit was primarily the result of the increased sales. The markets in which the segment competes are subjected to rapidly

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1998 Compared to Fiscal Year 1997--Continued

Results of Operations - Segments--Continued

changing technology, with sales in fiscal years 1998 and 1997 of equipment introduced within the three years prior to the applicable fiscal year comprising approximately 88% and 86%, respectively, of equipment sales.

Results of Operations - Other

Total selling and administrative expenses increased $8.1 million, or 15%, to $62.1 million in fiscal 1998 to support the increased sales levels. These expenses expressed as a percentage of sales were 3.6% in fiscal 1998 and 3.8% in fiscal 1997. General corporate expenses, included above, increased by 12% to $12.1 million in 1998.

Research, development and engineering expenses decreased by $3.2 million, or 22%, to $11.1 million in 1998. The decrease in fiscal 1998 was primarily due to a reduction in product development in the Computer Systems segment as new products and services were completed and introduced to new and existing customers.

Depreciation and amortization increased by $274,000, or 1%, to $20.8 million in 1998. The fiscal 1998 increase was attributable to amortization of intangibles due to acquisitions made in fiscal 1997 and fiscal 1998 (see Notes G and K of Notes to Consolidated Financial Statements).

Interest income increased by $780,000, or 46%, in fiscal 1998 primarily as a result of increased funds invested due to cash received from the sale of the Company's Australian joint venture at the end of fiscal 1997.

Other income (expense) decreased by $753,000 in fiscal 1998, primarily due to a non-recurring charge of $650,000 for professional fees in connection with a terminated transaction.

The Company's equity in net income of its joint ventures was $6.8 million in fiscal 1997. In September 1997, the Company sold its interest in its Australian joint venture resulting in a pretax gain of $12.8 million. In January 1997, the Company sold its 50% interest in its Brazilian joint venture. In connection with that sale, the Company continued to grant credit and guarantee the venture's obligation with respect to certain import financing, principally for the printing of telephone directories by the Company's Uruguay division and, therefore, had deferred the gain on the sale. During fiscal 1998, the venture repaid certain of its obligations and, accordingly, $500,000 of the previously deferred gain was recognized in fiscal 1998.

The foreign exchange loss in fiscal 1998 was $391,000, compared to a gain in 1997 of $52,000. The loss in fiscal 1998 was due to unfavorable, and the gain in fiscal 1997 was due to favorable, currency movements in the European currency market. To minimize the potential adverse impact on the Company's foreign currency receivables and sales when the dollar strengthens against foreign currencies, foreign currency options and forward contracts are purchased.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1998 Compared to Fiscal Year 1997--Continued

Results of Operations - Other-- Continued

The Company's effective tax rate was increased to 42% in fiscal 1998 from 37% in 1997. The lower effective tax rate in 1997 resulted from increased profits from foreign subsidiaries and joint ventures which were taxed at a lower rate.

Liquidity and Capital Resources

Cash and cash equivalents increased by $777,000 in 1999 to $32.4 million at the end of the fiscal year.

Cash of $4.9 million was provided by operating activities in fiscal 1999. Primary among the factors providing cash flows to operating activities in fiscal 1999 was the Company's net income of $29.0 million, augmented by $24.1 million of depreciation and amortization, increases in accounts payable of $29.4 million primarily due to an increased use of associate vendors by the Staffing Services segment to service national accounts and an increase in accrued expenses of $14.2 million. Among the principal applications of cash in operating activities in fiscal 1999 was an increase in the level of accounts receivable of $73.5 million and inventory of $22.0 million due to increased sales with new and existing customers.

The principal factors in cash applied to investing activities of $67.6 million was the expenditure for acquisitions of $38.1 million (primarily $35.9 million expended in connection with the acquisition of Gatton) and $26.7 million for property, plant and equipment.

Financing activities provided $63.1 million of cash from the increase in bank loans of $64.3 million borrowed principally to fund the acquisition and replace the factoring agreement of Gatton and to support the increased working capital requirements of the Company.

At October 29, 1999, the Company had $87.9 million of credit lines with banks, of which $75.0 million is under a revolving credit agreement that is not scheduled to expire until January 2002 and may, subject to meeting certain conditions, be renewed. The Company had outstanding bank borrowings of $68.5 million at October 29, 1999 under these lines (see Note E in the Notes to Consolidated Financial Statements). On November 29, 1999, the Company entered into an additional revolving credit agreement which provides an additional $25.0 million credit line and expires on November 27, 2000.

The Company believes its current financial position, credit lines and future cash flows will be sufficient to fund its presently contemplated operations and satisfy its debt obligations.

The Company is currently in the process of installing an Enterprise Resource Planning System for internal use to satisfy the Company's ongoing technology requirements, while the current systems have been made Year 2000 compliant. The cost incurred through October 29, 1999 of this new system, including the purchase and/or lease of software and hardware, three years of support and the initial implementation phase is $16.3 million, a significant

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued

portion of which has been capitalized and will be amortized over a seven year period. A significant portion of this amount has been financed over a three to four year period by vendors (see Notes E and O in the Notes to Consolidated Financial Statements). In addition to the above, the Company has a commitment of $4.5 million for outside services to support the design, development and implementation stages. The Company has no other material capital commitments.

The Effect of New Accounting Pronouncements

In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The provisions of SFAS No. 133 require companies to record all derivative instruments as assets or liabilities, measured at fair value. In June 1999, the FASB issued Statement 137, which deferred the effective date of SFAS 133. The Company does not expect that effects of adopting this new standard in fiscal 2001 will be material.

Year 2000 Compliance

The Year 2000 issues arose as a result of computer programs being written using two digits rather than four to define the applicable year. Programs that have time sensitive software may therefore have recognized "00" as the year 1900 rather than the year 2000, which could have resulted in major system failures or miscalculations.

State of Readiness

The Company utilizes software and related technologies throughout its businesses that was affected by the Year 2000 issues. Volt's Enterprise-Wide Year 2000 Compliance Assurance Program (the "Program") was initiated during 1997, in order that the Company's internal systems and products offered for sale would continue to meet its internal needs and those of its customers.

The Program involved identifying, remediating and testing of all of its computer equipment and software for Year 2000 compliance, including Information Technology (IT) systems, as well as non-IT systems, such as communication systems and other systems which may contain time sensitive technologies.

The Program was segmented to cover both internal systems and company products and a corporate policy was established that required all current products to be Year 2000 compliant. Customers using older non-compliant products were notified of the necessity to upgrade, if desired.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS--Continued

Year 2000 Compliance--Continued

The Company's ability to deliver services and products to its customers on a timely basis has not been impacted by any problem arising as a result of the Year 2000 issues. To date, the Company experienced no failures of any mission critical applications, nor were there any reports of any significant interruptions to the Company's business operations as a result of the failure of its own computer systems or those of a third party. In addition, those systems which have not yet been utilized since the start of the Year 2000 have been tested, and no potential issues have been discovered. The Company continues to deploy teams of technicians within its various businesses to monitor and resolve minor Year 200 issues as they are found.

Costs of Addressing Year 2000 Issues

The Company's cost of Year 2000 remediation is estimated to be $6.2 million. The actual and estimated costs following the end of the fiscal year are as follows:

                          Costs through           Estimated
                         October 29, 1999        Future Costs           Total
                         ----------------        ------------           -----
                                            (Dollars in thousands)

Internal Systems              $3,500                 $400               $3,900
Product Line                   2,200                  100                2,300
                              ------                 ----               ------
Total Costs                   $5,700                 $500               $6,200
                              ======                 ====               ======

These costs included identification, system correction and testing and were expensed as incurred. The estimated future costs include the final testing and upgrading or replacement of non critical hardware and applications, the continued testing of certain critical systems in a production environment following the fiscal year end, the completion and documentation of the Company's contingency and zero day planning, together with the deployment of teams of technicians at the Company's and certain customers' sites at the rollover to Year 2000.

In addition to these costs, the Company has purchased new hardware and software which replaces older, non-compliant systems. These systems were mostly required to meet the Company's increasing information requirements, in addition to Year 2000 compliance. The cost of these systems was $800,000, and has been capitalized.

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:

Interest Rate Market Risk

The Company has cash equivalents on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $112.9 million. At October 29, 1999, the Company had borrowings totaling $68.5 million under these agreements. The interest rates on these borrowings are variable and therefore interest expense and interest income is affected by the general level of U.S. and foreign interest rates. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations.

The Company had long-term debt of $58.4 million at October 29, 1999 at fixed interest rates, and the Company's interest expense related to these borrowings is not exposed to changes in interest rates in the near term.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan, and non-current investments consisting of a portfolio of equity securities. The total market value of these investments is $2.8 million and based on this value, the Company does not believe that its exposure to market risk from these investments is material.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries whose financial statements are translated using the accounting policies described in Note A of Notes to the Consolidated Financial Statements. The Company is subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar, which may impact reported earnings. The Company attempts to reduce these risks by utilizing foreign currency option contracts to hedge the adverse impact on foreign currency receivables and sales when the dollar strengthens against the related foreign currency. At October 29, 1999, the Company had purchased foreign currency options in the aggregate notional amount of $4.0 million, which approximated its exposure in foreign currencies at that date. The Company does not believe that it is exposed to material foreign exchange market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ERNST & YOUNG LLP      787 Seventh Avenue             Phone #: 212-773-3000
                            New York, New York 10019


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Volt Information Sciences, Inc.


We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of October 29, 1999 and October 30, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 29, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at October 29, 1999 and October 30, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 29, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        Ernst & Young LLP



December 15, 1999

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                   October         October
                                                                                  29, 1999        30, 1998
                                                                                  --------        --------
                                                                                   (Dollars in thousands)
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents--Note A                                             $  32,402        $ 31,625
   Short-term investments--Notes A and B                                             2,609           1,099
   Trade accounts receivable less allowances of $7,941(1999) and
      $5,822(1998)--Schedule II                                                    364,461         286,655
   Inventories--Notes A and C                                                       61,116          38,997
   Deferred income taxes--Notes A and F and Schedule II                              6,874           8,065
   Prepaid expenses and other assets                                                 9,585           7,005
                                                                                 ---------        --------
 TOTAL CURRENT ASSETS                                                              477,047         373,446

 Investment in joint venture                                                         1,297
 Investment in securities--Notes A and B and Schedule II                               162           1,489
 Property, plant and equipment, net--Notes A, E and K                               78,168          67,564
 Deferred income taxes and other assets--Notes A and F                              11,185           7,190
 Intangible assets-net of accumulated amortization of $18,689 (1999) and
   $12,553 (1998)--Notes A and I                                                    50,470          19,637
                                                                                 ---------        --------

                                                                                 $ 618,329        $469,326
                                                                                 =========        ========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Notes payable to banks--Note D and E                                          $  68,498        $  4,128
   Current portion of long-term debt--Note E                                        12,654           1,399
   Accounts payable                                                                127,781          91,377
   Accrued wages and commissions                                                    49,209          39,457
   Accrued taxes other than income taxes                                            16,048          13,798
   Accrued interest and other accruals                                              17,568          14,246
   Customer advances and other liabilities                                          22,442          23,480
   Income taxes--Notes A and F                                                      11,146           6,725
                                                                                 ---------        --------
 TOTAL CURRENT LIABILITIES                                                         325,346         194,610

 LONG-TERM DEBT--Note E                                                             45,728          54,048

 MINORITY INTERESTS                                                                 17,259          19,446

 STOCKHOLDERS' EQUITY--Notes A, B, E, J and L and Schedule II
  Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
  Common stock, par value $.10; Authorized--30,000,000 shares; issued--
   15,032,446 (1999) and 15,006,164 shares (1998)                                    1,503           1,501
  Paid-in capital                                                                   37,696          37,127
  Retained earnings                                                                191,217         162,258
  Accumulated other comprehensive (loss) income                                       (420)            336
                                                                                 ---------        --------
                                                                                   229,996         201,222
 COMMITMENTS--Note O                                                             ---------        --------

                                                                                 $ 618,329        $469,326
                                                                                 =========        ========

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                                 YEAR ENDED
                                                              -------------------------------------------------
                                                               October            October            October
                                                               29, 1999           30, 1998           31, 1997
                                                               --------           --------           --------
                                                                (Dollars in thousands, except per share data)
NET SALES:
  Sales of services                                           $ 2,068,684        $ 1,621,375        $ 1,317,276
  Sales of products                                                72,461             87,220             84,197
                                                              -----------        -----------        -----------
                                                                2,141,145          1,708,595          1,401,473
                                                              -----------        -----------        -----------
COSTS AND EXPENSES:
  Cost of sales
     Services                                                   1,935,150          1,524,226          1,213,652
     Products                                                      44,744             51,145             49,709
  Selling and administrative                                       76,201             62,066             54,008
  Research, development and engineering                            11,278             11,076             14,301
  Depreciation and amortization                                    24,110             20,768             20,494
                                                              -----------        -----------        -----------
                                                                2,091,483          1,669,281          1,352,164
                                                              -----------        -----------        -----------

OPERATING PROFIT                                                   49,662             39,314             49,309

OTHER INCOME (EXPENSE):
  Interest income                                                   1,821              2,469              1,689
  Loss on securities                                                                                     (3,000)
  Other income (expense) - net--Note L                                212               (353)               400
  Gain on sale of joint ventures-Note G                             2,049                500             12,807
  Foreign exchange (loss) gain - net                                 (720)              (391)                52
  Interest expense                                                 (8,326)            (5,712)            (5,656)
                                                              -----------        -----------        -----------


Income before items shown below                                    44,698             35,827             55,601

Income tax provision--Notes A and F                               (17,890)           (14,856)           (22,797)
Equity in net (loss) income of joint ventures--Note G                 (33)                                6,824
Minority interests in net loss (income) of subsidiaries             2,184                (68)               222
                                                              -----------        -----------        -----------

NET INCOME                                                    $    28,959        $    20,903        $    39,850
                                                              ===========        ===========        ===========

                                                                                 Per Share Data
                                                              -------------------------------------------------
Basic:
  Net income per share                                        $      1.93        $      1.40        $      2.71
                                                              ===========        ===========        ===========

  Weighted average number of shares--Note H                    15,023,046         14,917,846         14,707,055
                                                              ===========        ===========        ===========

Diluted:
  Net income per share                                        $      1.91        $      1.37        $      2.62
                                                              ===========        ===========        ===========

  Weighted average number of shares--Note H                    15,152,612         15,253,665         15,182,240
                                                              ===========        ===========        ===========


See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Common Stock
                                                   $.10 Par Value
                                                --------------------     Paid-In     Retained
                                                Shares        Amount     Capital     Earnings
                                                ------        ------     -------     --------
                                                            (Dollars in thousands)
Balance at November 1, 1996                     9,692,143       $969     $27,763     $101,505

Contribution to ESOP                               12,423          1         499
Stock awards                                        1,000                     29
Stock options exercised, including
  related tax benefit of $2,878                   253,530         25       7,096
Issuance of shares of common stock
  resulting from a three-for-two
  stock split in the form of a 50%
  stock dividend                                4,924,047        493        (493)
Unrealized foreign currency
  translation adjustment-net of taxes of
  $39
Unrealized loss on marketable securities -
  net of taxes of $2
Net income for the year                                                                39,850
                                               ----------      -----      ------      -------
Balance at October 31, 1997                    14,883,143      1,488      34,894      141,355


Contribution to ESOP                               13,381          1         698
Stock options exercised, including
  related tax benefit of $640                     109,640         12       1,535
Unrealized foreign currency
  translation adjustment-net of taxes of
  $49
Unrealized gain on marketable securities -
  net of taxes of $289
Net income for the year                                                                20,903
                                               ----------      -----      ------      -------
Balance at October 30, 1998                    15,006,164      1,501      37,127      162,258

Contribution to ESOP                               18,172          2         408
Stock options exercised, including
  related tax benefit of $15                        8,110                    161
Unrealized foreign currency
  translation adjustment-net of taxes of
  $22
Unrealized loss on marketable securities -
  net of taxes of $518
Net income for the year                                                                28,959
                                               ----------     ------     -------     --------

Balance at October 29, 1999                    15,032,446     $1,503     $37,696     $191,217
                                               ==========     ======     =======     ========


                                                    Accumulated Other
                                                   Comprehensive Income
                                              -----------------------------
                                               Foreign        Unrealized
                                               Currency      Gain (Loss) On
                                              Translation      Marketable     Comprehensive
                                              Adjustment       Securities        Income
                                              ----------       ----------        ------
                                                         (Dollars in thousands)

Balance at November 1, 1996                       $(4)              $4

Unrealized foreign currency
  translation adjustment-net of taxes of
  $39                                            (165)                               $(165)
Unrealized loss on marketable securities -
  net of taxes of $2                                                (4)                 (4)
Net income for the year                                                             39,850
                                                 ----            -----             -------
Balance at October 31, 1997                      (169)              --             $39,681
                                                                                   =======

Unrealized foreign currency
  translation adjustment-net of taxes of
  $49                                              55                                  $55
Unrealized gain on marketable securities -
  net of taxes of $289                                             450                 450
Net income for the year                                                             20,903
                                                 ----            -----             -------
Balance at October 30, 1998                      (114)             450             $21,408
                                                                                   =======

Unrealized foreign currency
  translation adjustment-net of taxes of
  $22                                              52                                  $52
Unrealized loss on marketable securities -
  net of taxes of $518                                            (808)               (808)
Net income for the year                                                             28,959
                                                 ----            -----             -------

Balance at October 29, 1999                      $(62)           $(358)            $28,203
                                                 ====            =====             =======

There were no shares of preferred stock issued or outstanding.

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED
                                                                    -------------------------------------------------
                                                                     October              October             October
                                                                    29, 1999             30, 1998            31, 1997
                                                                    --------             --------            --------
                                                                                    (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING
  ACTIVITIES
Net income                                                          $28,959               $20,903             $39,850
Adjustments to reconcile net income to cash
 provided by (applied to) operating activities:
    Depreciation and amortization                                    24,110                20,768              20,494
    Equity in net loss (income) of joint ventures                        33                                    (6,824)
    Distributions from joint ventures                                                                           4,814
    Loss on securities                                                                                          3,000
    Gain on sale of joint ventures                                   (2,049)                 (500)            (12,807)
    Accounts receivable provisions                                    5,548                 3,401               3,046
    Minority interests                                               (2,184)                   68                (222)
    (Gain) loss on foreign currency translation                        (267)                   72                  39
    Loss on dispositions of property, plant and equipment                51                    85
    Deferred income tax (benefit) expense                            (1,178)                1,352               1,120
    Other                                                               120                   101                  92
    Changes in operating assets and liabilities:
      Increase in accounts receivable                               (73,480)              (63,175)            (61,701)
      Increase in inventories                                       (22,039)               (3,686)             (4,631)
      (Increase) decrease in prepaid expenses
        and other current assets                                     (1,528)                3,723              (1,371)
      Decrease (increase) in other assets                               773                (3,164)               (597)
      Increase in accounts payable                                   29,374                29,917              16,626
      Increase (decrease) in accrued expenses                        14,220                (1,755)             10,532
      Increase in customer advances
        and other liabilities                                           794                 2,568                 700
      Increase (decrease) in income taxes payable                     3,685                (3,927)              7,486
                                                                    -------               --------             ------

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                                4,942                 6,751              19,646
                                                                    -------               -------              ------

CASH (APPLIED TO) PROVIDED BY
  INVESTING ACTIVITIES

  Maturities of investments                                                                   319               7,037
  Sales of investments                                                4,445                     5
  Purchases of investments                                           (5,793)               (1,346)             (6,428)
  Investment in joint ventures                                       (1,330)                                     (157)
  Proceeds from sale of joint ventures                                                                         32,732
  Acquisitions                                                      (38,122)               (6,771)             (1,395)
  Proceeds from disposals of property, plant and equipment              108                   267                 328
  Purchases of property, plant and equipment                        (26,695)              (22,400)            (15,471)
  Other                                                                (218)                   18
                                                                    -------               -------              ------

NET CASH (APPLIED TO) PROVIDED BY
  INVESTING ACTIVITIES                                              (67,605)              (29,908)             16,646
                                                                    -------               -------              ------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued

                                                                                          YEAR ENDED
                                                                     --------------------------------------------------
                                                                        October              October            October
                                                                       29, 1999             30, 1998           31, 1997
                                                                       --------             --------           --------
                                                                                    (Dollars in thousands)

CASH PROVIDED BY (APPLIED TO)
  FINANCING ACTIVITIES

    Payment of long-term debt                                            (1,399)             (1,949)             (1,949)
    Exercises of stock options                                              161               1,547               7,150
    Increase (decrease) in notes payable-banks                           64,313                 (17)               (580)
                                                                        -------             -------             -------

NET CASH PROVIDED BY (APPLIED TO)
  FINANCING ACTIVITIES                                                   63,075                (419)              4,621
                                                                        -------             -------             -------

Effect of exchange rate changes on cash                                     365                 967                  44
                                                                        -------             -------             -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                          777             (22,609)             40,957

Cash and cash equivalents, beginning of year                             31,625              54,234              13,277
                                                                        -------             -------             -------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                           $32,402             $31,625             $54,234
                                                                        =======             =======             =======

SUPPLEMENTAL INFORMATION

  Cash Paid During The Year:

    Interest expense                                                     $8,365              $5,823              $5,563
    Income taxes, net of refunds                                        $14,632             $16,746             $11,375

  Obligation incurred in connection with the
    purchase and support of an Enterprise Resource
    Planning System                                                      $4,334

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: The Company operates in three major businesses, consisting of five operating segments: Staffing Services; Telephone Directory; Telecommunications Services; Computer Systems; and Electronic Publication and Typesetting Systems.

Fiscal Year: The Company's fiscal year consists of the 52 or 53 weeks ending on the Friday nearest October 31. The 1999, 1998 and 1997 fiscal years were comprised of 52 weeks.

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

Stock-Based Compensation: The Company accounts for its stock-based compensation arrangements under the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees" (see Note J).

Revenue Recognition: Sales are recorded when products are shipped and when services are rendered. Revenues and costs applicable to long-term contracts, including those providing for software customization or modification, are recognized on the percentage-of-completion method, measured by work performed, or the completed-contract method, as appropriate. Provisions for estimated losses on contracts are recorded when losses become evident. Pass-through costs are recognized as sales and cost of sales unless payments of these costs, principally to associate vendors, are subject to receipt of the customers' payment to the Company.

Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having an initial maturity of three months or less.

Investments: The Company determines the appropriate classification of marketable equity and debt securities at the time of purchase and re-evaluates its designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Losses considered to be other than temporary are charged to earnings.

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

Property, Plant and Equipment: Depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to write off the cost of the assets over their estimated useful lives. Fully depreciated assets are written off against their related allowance accounts. The assets are depreciated over the following periods:

Buildings                          -  25 to 31-1/2 years
Machinery and equipment            -  3 to 15 years
Leasehold improvements             -  length of lease or life of asset,
                                       whichever is shorter

                                                             October           October
                                                            29, 1999          30, 1998
                                                            --------          --------
                                                              (Dollars in thousands)
Property, plant and equipment consist of:
Land and buildings                                           $34,270           $33,868
Machinery and equipment                                       83,156            79,337
Leasehold improvements                                         6,326             5,493
Enterprise Resource Planning System                           10,353
                                                             -------           -------
                                                             134,105           118,698
Less allowances for depreciation and amortization             55,937            51,134
                                                             -------           -------
                                                             $78,168           $67,564
                                                             =======           =======

A term loan is secured by a deed of trust on land and buildings with a book value at October 29, 1999 of $13.7 million (see Note E).

Intangible Assets: Intangible assets principally consist of the unamortized balances of the excess of cost over the fair value of the net assets of companies or businesses acquired. The intangibles are being amortized using the straight-line method, over five to twenty year periods with an average remaining life of eight years.

Income Taxes: Income taxes are provided using the liability method (see Note F).

Foreign Exchange Contracts: Gains and losses on foreign currency option and forward contracts designated as hedges of existing assets and liabilities and of identifiable firm commitments are deferred and included in the measurement of the related foreign currency transaction.

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

included in operations. The translation adjustments recorded as a separate component of stockholders' equity result from changes in exchange rates, due to the European subsidiaries whose functional currency is not the U.S. dollar.

Earnings Per Share: Basic earnings per share is calculated by dividing net earnings by the weighted-average number of common shares outstanding during the period. The diluted earnings per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period (see Note
H).

Comprehensive Income: In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which was adopted by the Company beginning in the first quarter of fiscal 1999. The provisions of SFAS No. 130 require companies to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately or as part of a reconciliation of net income in the consolidated financial statements.

Segment Reporting: In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which was adopted by the Company beginning in the first quarter of fiscal 1999. Under the provisions of SFAS No. 131, a public business enterprise must report financial and descriptive information about its reportable segments. The adoption of Statement 131 did not affect results of operations or financial position and, except for a minor reclassification, did not affect the disclosure of segment information (see Note
K).

Derivatives and Hedging Activities: In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The provisions of SFAS No. 133 require companies to record all derivative instruments as assets or liabilities, measured at fair value. In June 1999, the FASB issued Statement 137, which deferred the effective date of SFAS 133. The Company does not expect that effects of adopting this new standard in fiscal 2001 will be material.

NOTE B--INVESTMENTS IN SECURITIES

At October 29, 1999, short-term investments consisted of $2.6 million ($1.1 million at October 30, 1998) invested in mutual funds for the Company's deferred compensation plan (see Note M). Non-current investments at that date consisted of a portfolio of equity securities with a cost of $750,000 and a market value of approximately $162,000 (and $1.5 million at October 30, 1998). The gross unrealized loss of $588,000 at October 29, 1999 (and unrealized gain of $739,000 at October 30, 1998) is included as a component of accumulated other comprehensive (loss) income.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE C--INVENTORIES

Inventories consisted of:

                                          October                   October
                                          29, 1999                  30, 1998
                                          --------                  --------
                                                (Dollars in thousands)
Services:
  Accumulated unbilled costs on:
    Service contracts                      $50,079                   $27,579
    Long-term contracts                          -                       108
                                           -------                   -------
                                            50,079                    27,687
                                           -------                   -------
Products:
  Materials                                  6,205                     5,671
  Work-in-process                            1,910                     2,713
  Service parts                              1,170                     1,819
  Finished goods                             1,752                     1,107
                                           -------                   -------
                                            11,037                    11,310
                                           -------                   -------
  Total                                    $61,116                   $38,997
                                           =======                   =======

The cumulative amounts billed, principally under service contracts at October 29, 1999 and long-term contracts at October 30, 1998, of $2.5 million and $25.7 million, respectively, are credited against the related costs in inventory. Substantially all of the amounts billed have been collected.

NOTE D--SHORT-TERM BORROWINGS

At October 29, 1999, the Company had credit lines with domestic and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $87.9 million, including $75.0 million under a revolving Credit Agreement (see Note E). On November 29, 1999, the Company entered into an additional $25.0 million, syndicated unsecured revolving credit agreement. At October 29, 1999, the Company had bank borrowings under these credit lines of $68.5 million ($4.1 million at October 30, 1998). The weighted average interest rate of short-term borrowings at each year-end was 9% in 1999 and 32% in 1998. The weighted average interest rate was high in fiscal 1998, when borrowings were primarily by the Company's Uruguayan operation, whose interest rates reflected the country's high inflation level.

NOTE E--LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt consists of the following:
                                           October                   October
                                          29, 1999                  30, 1998
                                          --------                  --------
                                                  (Dollars in thousands)

7.92% Senior Notes (a)                     $50,000                   $50,000
7.86% Term loan (b)                          3,300                     4,200
Notes payable (c) & (d)                      5,082                     1,247
                                           -------                   -------
                                            58,382                    55,447
Less amounts due within one year            12,654                     1,399
                                            -------                   -------
Total long-term debt                       $45,728                   $54,048
                                           =======                   =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE E--LONG-TERM DEBT AND FINANCING ARRANGEMENTS--Continued

(a) On August 28, 1996, the Company issued $50.0 million of Senior Notes in a private placement to institutional investors. The notes bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments beginning in August 2000. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants. One covenant requires the Company to maintain a level of consolidated net worth which, under the formula in the agreements, was $138.1 million at October 29, 1999. However, the terms of the Company's revolving Credit Agreement require the Company to maintain a consolidated net worth of $154.8 million at October 29, 1999 (see below).

(b) In October 1994, the Company entered into a $10.0 million loan agreement with Fleet Bank, N.A., which is secured by a deed of trust on land and buildings (book value at October 29, 1999 - $13.7 million). The loan, which bears interest at 7.86% per annum, requires principal payments of $225,000 per quarter and a final payment of $1.7 million in October 2001.

(c) A loan of $2.5 million from The Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The loan, with a balance of $748,000 at October 29, 1999, is guaranteed by the Company, and is being repaid in semi-annual payments of $249,000, plus interest calculated at LIBOR (5.41% at October 29, 1999) plus 0.25%, through March 15, 2001.

(d) On February 9, 1999, the Company entered into a $5.6 million Installment Payment Agreement to finance the purchase and support of an Enterprise Resource Planning System for internal use, which has been capitalized and will be amortized over a seven year period. The Agreement provides for interest, calculated at 6%, and principal amortization in five equal annual installments of $1.3 million; the first payment was made in February 1999, with the final payment due in February 2003.

Principal payments in each of the next five years on long-term debt outstanding at October 29, 1999 amount to:

                 Fiscal Year                      Amount
                 -----------                      ------
                    2000                         $12,654
                    2001                          13,769
                    2002                          11,027
                    2003                          10,932
                    2004                          10,000
                                                 -------
                                                 $58,382
                                                 =======

In addition, on July 2, 1997, the Company entered into a $75.0 million, three-year, syndicated, unsecured, revolving Credit Agreement ("Credit Agreement") with a group of banks for which The Chase Manhattan Bank ("Chase") and Fleet Bank, N.A. are serving as co-agents. In December 1998, the Company amended and restated the Credit Agreement to extend it to January 2002. Borrowings under the facility will bear interest at various interest rates, with the Company having the option to select the most favorable rate at the time of borrowing. The Credit Agreement provides for, among other things, the maintenance of various financial ratios and covenants, including a requirement that the Company maintain consolidated net worth, as defined, of $110.0 million, plus 50% of consolidated net income for each completed fiscal year, resulting in a requirement at October 29, 1999 to

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE E--LONG-TERM DEBT AND FINANCING ARRANGEMENTS--Continued

maintain consolidated net worth of $154.8 million. The Credit Agreement also contains certain limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, liens and sale of assets. There were $61.8 million outstanding borrowings under the Credit Agreement at October 29, 1999.

On November 29, 1999, the Company entered into an additional $25 million, syndicated unsecured revolving credit agreement with a group of banks and the same co-agents and terms as the Credit Agreement. This agreement expires on November 27, 2000.

NOTE F--INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are scheduled to reverse.

                                                                             Year Ended
                                                        --------------------------------------------------
                                                        October               October             October
                                                        29, 1999              30, 1998            31, 1997
                                                        --------              --------            --------
                                                                        (Dollars in thousands)

The components of income before income taxes,
  based on the location of operations, consist
  of the following:
    Domestic                                             $38,686              $35,418              $40,848
    Foreign                                                5,979                  409               21,577
                                                         -------              -------              -------
                                                         $44,665              $35,827              $62,425
                                                         =======              =======              =======
The components of the income tax provision
  include:
Current:
    Federal (a)                                          $13,254              $10,949              $12,260
    Foreign                                                2,672                  199                5,417
    State and local                                        3,142                2,356                4,000
                                                         -------              -------              -------
     Total current                                        19,068               13,504               21,677
                                                         -------              -------              -------

Deferred:
    Federal                                               (1,087)               1,769                  660
    Foreign                                                 (207)                (467)                 480
    State and local                                          116                   50                  (20)
                                                         -------              -------              -------
     Total deferred                                       (1,178)               1,352                1,120
                                                         -------              -------              -------

 Total income tax provision                              $17,890              $14,856              $22,797
                                                         =======              =======              =======

(a) Reduced in 1997 by $99,000 of foreign tax credit carryforwards and reduced in 1999, 1998 and 1997 by benefits of $1,189,000, $1,009,000 and $481,000, respectively, from general business credits.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:


                                                                                    Year Ended
                                                                -------------------------------------------------
                                                                October              October             October
                                                                29, 1999             30, 1998            31, 1997
                                                                --------             --------            --------

Statutory rate                                                    35.0%                35.0%                35.0%
State and local taxes, net of federal
  tax benefit                                                      4.9                  4.4                  4.2
Tax effect of foreign operations                                  (1.6)                (1.0)                (5.0)
Goodwill amortization                                              2.6                  3.1                  1.3
General business credits                                          (1.7)                (1.8)                (0.5)
Other - net                                                        0.9                  1.8                  1.5
                                                                 -----                -----                -----

Effective tax rate                                                40.1%                41.5%                36.5%
                                                                 =====                =====                =====

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and also include operating loss and tax credit carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      October       October
                                                      29, 1999      30, 1998
                                                      --------      --------
                                                      (Dollars in thousands)

Deferred Tax Assets:
  Allowance for doubtful accounts                       $2,986         $2,175
  Inventory valuation                                    3,869          3,347
  Domestic net operating loss carryforwards              3,345          2,604
  Foreign tax credit carryforwards                         802            606
  Compensation accruals and deferrals                    4,054          2,945
  Warranty accruals                                        501            447
  Foreign asset bases                                    1,152            944
  Accelerated book depreciation                            766
  Other--net                                               583            306
                                                       -------        -------

Total deferred tax assets                               18,058         13,374
  Valuation allowance for deferred tax assets              284            606
                                                       -------        -------

Deferred tax assets, net of valuation allowance         17,774         12,768
                                                       -------        -------

Deferred Tax Liabilities:
  Software development costs                             4,161
  Earnings not currently taxable                             4              5
  Accounts receivable valuation                          1,654          2,439
  Accelerated tax depreciation                                             44
                                                       -------        -------
  Total deferred tax liabilities                         5,819          2,488
                                                       -------        -------

Net deferred tax assets                                $11,955        $10,280
                                                       =======        =======

  Balance sheet classification:
  Current assets                                        $6,874         $8,065
  Noncurrent assets                                      5,081          2,215
                                                       -------        -------

Net deferred tax assets                                $11,955        $10,280
                                                       =======        =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

As of October 29, 1999, for tax purposes, the Company had foreign tax credit carryforwards of $802,000, which expire from 2000 through 2004. For financial statement purposes, a valuation allowance of $284,000 has been recognized to reduce the deferred tax asset related to these carryforwards. At October 29, 1999, net deferred tax assets include $3.3 million related to domestic net operating loss carryforwards of the Company's 59% owned subsidiary, aii. The carryforwards expire between 2009 and 2012. Although realization is not assured, management believes it is more likely than not that all of the assets related to such loss carryforwards will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

The valuation allowance decreased during fiscal 1999 by $322,000. There were no changes in the valuation allowance during fiscal 1998.

Substantially all of the undistributed earnings of foreign subsidiaries of $7.2 million at October 29, 1999 are considered permanently invested and, accordingly, no federal income taxes thereon have been provided. Should these earnings be distributed, foreign tax credits would reduce the additional federal income tax which would be payable. Availability of credits is subject to limitations; accordingly, it is not practicable to estimate the amount of the ultimate deferred tax liability, if any, on accumulated earnings.

NOTE G--JOINT VENTURES

The Company owns a 50% interest in westVista Advertising Services, a joint venture with a subsidiary of TELUS Corporation. The venture was formed in fiscal 1998 for the acquisition or establishment and subsequent operation of one or more businesses engaged in the publication of telephone directories in the western United States. During fiscal 1999, the venture made its first acquisition, purchasing eleven community Yellow Pages directories. In fiscal 1999, sales of the venture were $208,000 and the Company's portion of the loss sustained was $33,000.

In the first quarter of 1997, the Company sold its 50% interest in Telelistas Editora Ltda. ("Telelistas"), a Brazilian joint venture, which is the official publisher of telephone directories in Rio de Janeiro for the government-owned telephone company, and received $2.5 million in excess of its carrying value at the date of sale. In connection with the sale, the Company continued to grant credit to Telelistas and guarantee the venture's obligations with respect to certain import financing, principally for the printing of telephone directories by the Company's Uruguayan division. Therefore, the Company had deferred the gain on the sale. In fiscal 1998, Telelistas repaid certain of these obligations and the Company's guarantees were released. Accordingly, $500,000 of the gain on the sale was recognized in fiscal 1998. During 1999 the venture repaid substantially all of its remaining obligations; accordingly, the $2.0 million balance of the deferred gain has been recognized in fiscal 1999.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--JOINT VENTURES--Continued

In fiscal 1997, prior to their sale by the Company, the Company's then Brazilian and Australian joint ventures reported net income of $33.1 million on sales of $539.5 million. The Company's portion of profits earned by the ventures of $6.8 million is included in equity in net income of joint ventures.

NOTE H--PER SHARE DATA

In calculating basic earnings per share, the dilutive effect of stock options are excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Year Ended
                                                    -----------------------------------------------------
                                                    October 29,         October 30,           October 31,
                                                        1999                1998                  1997
                                                    -----------         -----------           -----------
                                                       (Dollars in thousands, except per share data)
Numerator for basic and diluted earnings
per share - net income (A)                            $28,959              $20,903              $39,850
                                                      =======              =======              =======

Denominator for basic earnings per share -
weighted average number of shares (B)              15,023,046           14,917,846           14,707,055

Effect of dilutive securities:
Employee stock options                                129,566              335,819              475,185
                                                   ----------           ----------           ----------

Denominator for diluted earnings per share -
adjusted weighted average number of shares (C)     15,152,612           15,253,665           15,182,240
                                                   ==========           ==========           ==========

Basic net income per share - (A)/(B)                    $1.93                $1.40                $2.71
                                                        =====                =====                =====

Diluted net income per share - (A)/(C)                  $1.91                $1.37                $2.62
                                                        =====                =====                =====

Options to purchase 115,460 and 126,400 shares of the Company's common stock were outstanding at October 29, 1999 and October 30, 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE I--ACQUISITION AND SALE OF SUBSIDIARIES AND BUSINESSES

During fiscal 1999, the Company acquired Gatton Computing Group Limited, now referred to as Gatton Volt Group, a provider of Information Technology ("IT") contractor resourcing services and IT managed services in the United Kingdom and continental Europe. The purchase price was $35.9 million in cash. Headquartered near London, England, Gatton Volt Group offers IT services through three main operating divisions which provide temporary IT contract consultants, specifically tailored recruitment services and a range of IT services, including systems development, consulting, maintenance and technical support services.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE I--ACQUISITION AND SALE OF SUBSIDIARIES AND BUSINESSES--Continued

Included in the Company's fiscal 1999 results of operations for the eleven months following the acquisition are sales of $77.3 million and an operating profit of $2.6 million, net of $1.9 million of amortization of goodwill. The assets acquired, excluding intangibles, consisted principally of accounts receivable, net of those sold on a nonrecourse basis under a factoring agreement. The Company borrowed under its revolving Credit Agreement to finance this acquisition and to replace the factoring agreement. This acquisition, along with two toll-free directories acquired in October 1998, and a network solutions company acquired in April 1999, resulted in an increase in intangible assets of $37.0 million.

NOTE J--STOCK OPTION PLANS

The Non-Qualified Stock Option Plan adopted by the Company in fiscal 1980 terminated on June 30, 1990, except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at October 29, 1999 were granted at 100% of the market price of the shares of common stock on the date of grant and became exercisable cumulatively in increments of 20% per year in each of the second through sixth years after date of grant.

In May 1995, the Company adopted a new Non-Qualified Stock Option Plan, which enabled the granting of options to acquire up to 1.2 million shares of common stock to key employees and, as amended in January 1998, directors of the Company. Option exercise prices may not be less than 100% of the market price of the shares on the date the options are granted. The date each option becomes exercisable and the term of each option, which may not exceed ten years, are at the discretion of the Company. Currently outstanding options become fully vested within one to five years after the date of grant. At October 29, 1999, options to purchase 334,007 shares were vested and 387,415 (482,790 at October 30, 1998) shares were available for future grants under the plan.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--STOCK OPTION PLANS--Continued

All share and per share data are restated to reflect the May 1997 stock split.

Transactions involving outstanding stock options under these plans were:

                                                             1980 Plan                             1995 Plan
                                                 ---------------------------------      --------------------------------

                                                 Number of        Weighted Average      Number of       Weighted Average
                                                  Shares           Exercise Price        Shares          Exercise Price
                                                 ---------        ----------------      ---------       ----------------

Outstanding-November 1, 1996                      315,000              $6.44              699,525            $18.58
Granted                                                                                     6,850             35.98
Exercised                                        (157,000)              8.88             (146,827)            18.11
Forfeited                                                                                 (32,520)            18.08
                                                 --------                                --------

Outstanding-October 31, 1997                      158,000               4.02              527,028             18.97
Granted                                                                                    85,500             34.96
Exercised                                         (77,000)              4.04              (32,640)            18.20
Forfeited                                                                                 (42,145)            26.64
                                                 --------                                --------

Outstanding-October 30, 1998                       81,000               4.00              537,743             20.96
Granted                                                                                   119,950             20.32
Exercised                                                                                  (8,110)            18.08
Forfeited                                                                                 (24,575)            23.59
                                                 --------                                --------

Outstanding-October 29, 1999                       81,000              $4.00              625,008            $20.77
                                                 ========                                ========

Price ranges of outstanding and exercisable options as of October 29, 1999 are summarized below:

                                              Outstanding Options                                   Exercisable Options
                               ---------------------------------------------------          --------------------------------
                                                 Average
Range of                       Number of        Remaining         Weighted Average          Number of       Weighted Average
Exercise Prices                  Shares        Life (Years)        Exercise Price            Shares          Exercise Price
---------------                  ------        ------------        --------------            ------          --------------

1980 Plan:
----------
$4.00                            81,000             1                   $4.00                 81,000              $4.00

1995 Plan:
----------
$15.91-$19.69                   446,183             7                  $17.98                271,283             $18.08

$21.03-$40.03                   176,125             8                  $27.35                 61,784             $27.25

$50.56-$59.81                     2,700             8                  $52.96                    940             $51.94

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--STOCK OPTION PLANS--Continued

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

                                                  1999       1998       1997
                                                  ----       ----       ----
Pro forma net income (in thousands)             $28,141    $20,202    $37,703
Pro forma net income per share - basic            $1.87      $1.35      $2.56
Pro forma net income per share - diluted          $1.87      $1.34      $2.52

The fair value of each option grant is estimated using the Multiple Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 6.0%, 4.4% and 6.0%, expected volatility of .70, .63 and .72, an expected life of the options of three years and no dividends. The weighted average fair value of stock options granted during years ended 1999, 1998 and 1997 were $13.53, $21.26 and $24.45, respectively.

NOTE K--SEGMENT DISCLOSURES

Financial data concerning the Company's sales, segment profit (loss) and identifiable assets by reportable operating segment for fiscal years 1999, 1998 and 1997 are presented in tables under Item 1 of the Report on Form 10-K and are incorporated herein by reference.

Total sales include both sales to unaffiliated customers, as reported in the Company's consolidated statements of income, and intersegment sales. Sales between segments are generally priced at fair market value. The Company evaluates performance based on segment profit or loss from operations before general corporate expenses, interest income and other income, interest expense, foreign exchange gains and losses, income taxes, equity income and minority interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Therefore, the Company's operating profit is the total segment profit less general corporate expenses. Identifiable assets are those assets that are used in the Company's operations in the particular operating segment. Corporate assets consist principally of cash and cash equivalents, investments and an Enterprise Resource Planning System (see Note O).

The Company operates in three major businesses which are primarily focused on the markets it serves - staffing services, telecommunications and information solutions, and prepress publishing systems. The Company's internal reporting structure is based on the services and products provided to customers which results in the following five reportable operating segments:

Staffing Services - This segment provides a broad range of employee staffing services, including temporary help, technical personnel placement, and other alternative staffing services, employment and direct hire placement services, payrolling services, employment outsourcing services, employee leasing services and Information Technology ("IT") services, to a wide range of customers. The Staffing Services segment includes the Technical

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--SEGMENT DISCLOSURES--Continued

Placement division and the Commercial and Light Industrial division which have been aggregated due to similarities in services provided, customers served, internal processes, margins and net cash flows. In certain instances, the two divisions share common management, facilities and jointly service customer contracts.

Telephone Directory - This segment publishes independent telephone directories, provides telephone directory production, commercial printing, database management, sales and marketing services, licensing of directory production and contract management software systems to directory publishers and others; and provides services, principally computer-based projects, to public utilities and financial institutions.

Telecommunications Services - This segment provides telecommunications services, including engineering, design, construction, installation, maintenance, removals and distribution of telecommunications products to the outside plants and central offices of telecommunications and cable companies, and within end-user premises.

Computer Systems - This segment provides directory assistance outsourcing services and designs, develops, integrates, markets, sells and maintains computer-based directory assistance systems and other database management and telecommunications systems for the telecommunications industry; and provides third party IT services to others.

Electronic Publication and Typesetting Systems - This segment designs, develops, manufactures, integrates, markets, sells and services computerized imagesetting and publication systems equipment and software principally to the newspaper publishing industry, niche portions of the commercial printing industry and other organizations having internal publishing facilities, through Autologic Information International, Inc., the Company's 59% owned publicly-held subsidiary and its subsidiaries (collectively, "aii").

Sales to one customer of the Staffing Services segment represented 14% of consolidated sales and 18% of sales of that segment in fiscal 1999. In the event that there was a loss of this customer there would be an adverse effect on the results for that segment's business, although the Company does not believe that there would be a material adverse effect on the Company taken as a whole.

Sales to external customers and assets of the Company by geographic area are as follows:

                                                 Fiscal Year
                                 --------------------------------------------
                                   October         October          October
                                   29, 1999        30, 1998         31, 1997
                                   --------        --------         --------
                                             (Dollars in thousands)

                                                     Sales
                                 --------------------------------------------
         Domestic                $1,979,811       $1,654,526       $1,342,249
         International              161,334           54,069           59,224
                                 ----------       ----------       ----------
                                 $2,141,145       $1,708,595       $1,401,473
                                 ==========       ==========       ==========
                                                     Assets
                                 --------------------------------------------
         Domestic                  $532,820         $429,024         $390,849
         International               85,509           40,302           27,873
                                   --------         --------         --------
                                   $618,329         $469,326         $418,722
                                   ========         ========         ========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--SEGMENT DISCLOSURES--Continued

Capital expenditures and depreciation and amortization by the Company's operating segments are as follows:

                                                                      Year Ended
                                                     ---------------------------------------------
                                                     October            October           October
                                                     29, 1999           30, 1998          31, 1997
                                                     --------           --------          --------
                                                                 (Dollars in thousands)

                                                                  Capital Expenditures
                                                     ---------------------------------------------

Staffing Services                                     $4,596             $5,160             $4,494
Telephone Directory                                    2,681              7,957              2,285
Telecommunications Services                            6,434              3,478              3,817
Computer Systems                                       1,999              3,857              2,316
Electronic Publication and Typesetting Systems         1,811              2,331              2,359
                                                     -------            -------            -------
   Total segments                                     17,521             22,783             15,271
Corporate                                             10,870                259                323
                                                     -------            -------            -------
                                                     $28,391            $23,042            $15,594
                                                     =======            =======            =======
                                                            Depreciation and Amortization (a)
                                                     ---------------------------------------------

Staffing Services                                     $6,555             $3,536             $2,653
Telephone Directory                                    4,571              3,808              3,581
Telecommunications Services                            3,772              3,727              3,321
Computer Systems                                       4,011              4,568              5,513
Electronic Publication and Typesetting Systems         4,750              4,705              4,770
                                                     -------            -------            -------
   Total segments                                     23,659             20,344             19,838
Corporate                                                451                424                656
                                                     -------            -------            -------
                                                     $24,110            $20,768            $20,494
                                                     =======            =======            =======

(a) Includes depreciation and amortization of property, plant and equipment for fiscal years 1999, 1998 and 1997 of $18.0 million, $17.6 million and $17.6 million, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for fiscal years ended October 29, 1999 and October 30, 1998. Each quarter contained thirteen weeks.

                                                                 Fiscal 1999 Quarter
                                            ------------------------------------------------------------
                                             First           Second              Third           Fourth
                                             -----           ------              -----           ------
                                                    (Dollars in thousands, except per share data)

Net sales                                   $489,922         $532,273           $560,015         $558,935
                                            ========         ========           ========         ========

Gross profit                                 $26,910          $37,842            $41,246          $55,253
                                             =======          =======            =======          =======

Net income                                    $2,562(a)        $5,678             $7,702(a)       $13,017
                                              ======           ======             ======          =======

Net income per share - basic                   $0.17(a)         $0.38              $0.51(a)         $0.87
                                               =====            =====              =====            =====

Net income per share - diluted                 $0.17            $0.38              $0.51            $0.86
                                               =====            =====              =====            =====

Stock price (c):
  High                                       $26-1/2          $24-3/4            $24-1/2          $26-7/8
  Low                                         21-1/4           15-1/2             16-13/16         19-3/8


                                                                    Fiscal 1998 Quarter
                                            ------------------------------------------------------------
                                              First           Second              Third          Fourth
                                              -----           ------              -----          ------
                                                     (Dollars in thousands, except per share data)

Net sales                                   $361,515         $412,583           $431,779        $502,718
                                            ========         ========           ========        ========

Gross profit                                 $26,176          $31,548            $33,289         $42,211
                                             =======          =======            =======         =======

Net income                                    $2,585           $4,319             $4,826(a)(b)    $9,173
                                              ======           ======             ======          ======

Net income per share - basic                   $0.17            $0.29              $0.32(a)(b)     $0.61
                                               =====            =====              =====           =====

Net income per share - diluted                 $0.17            $0.28              $0.32           $0.61
                                               =====            =====              =====           =====

Stock price (c):
  High                                       $70-1/4          $58-1/4           $34-3/16        $29
  Low                                         38-3/4           29-7/8            26-1/16         15-5/16

(a) In connection with the sale in fiscal 1997 of its interest in a Brazilian joint venture, the Company continued to grant credit to the joint venture and guarantee the venture's obligations with respect to certain import financing, principally for the printing of telephone directories by the Company's Uruguayan division. During the 1998 third quarter, the venture repaid certain of its obligations and satisfied the Company's guarantees. Accordingly, $500,000 ($0.03 per share) of a previously deferred $2.5 million gain on the sale was recognized. During the first and third quarter of fiscal 1999, the venture repaid substantially all of its remaining obligations and the Company therefore recognized $1.2 million ($0.08 per share) and $800,000 ($0.05 per share) in the first and third quarters, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)--Continued

(b) Other income in the 1998 third quarter has been reduced by a non-recurring charge of $650,000 ($0.03 per share) due to professional fees in connection with a terminated transaction.

(c) The Company's common stock is traded on the New York Stock Exchange (NYSE Symbol-VOL). The above stock prices are as reported by the NYSE.

Historically, the Company's results of operations have been lower in the first fiscal quarter as a result of reduced requirements for its technical and temporary personnel during the holiday season. The Company's Uruguayan operation produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter, and the Company's independent directory publisher's revenues and profits are lower in the Company's first fiscal quarter due to the seasonality of its directory closing schedule. Sales by aii are generally lower in the months of November and December due to the holiday season, which is a peak publishing period when customers are reluctant to install and test new equipment.

NOTE M--EMPLOYEE BENEFITS

The Company has a non-contributory Employee Stock Ownership Plan (ESOP), which provides for open market or private purchases of Company common stock from time-to-time, or contributions by the Company of unissued or treasury shares. Discretionary contributions are made for all employees who have completed one year of service for a participating employer. Vesting occurs at a rate of 25% per year of service, commencing with the completion of three years of service. Contributions of $558,000 in fiscal 1999, $410,000 in fiscal 1998 and $700,000 in fiscal 1997 were accrued and charged to compensation expense. Contributions of previously unissued shares were made to the plan and are included in the calculation of earnings per share.

The Company has savings plans which permit eligible employees to make contributions on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Through October 29, 1999, the Company did not match employee contributions.

The Company has a non-qualified deferred compensation and supplemental savings plan which permits eligible employees to defer a portion of their income. This plan consists solely of participant deferrals and earnings thereon, which are reflected as a current liability under accrued wages and commissions.

NOTE N--FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. At October 29, 1999, the Company's cash investments were primarily in investment grade, short-term instruments. Concentrations of credit risk with respect to the Company's receivables are limited due to the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE N--FINANCIAL INSTRUMENTS--Continued

The Company purchases foreign currency option contracts, generally having a maturity of three to six months, to hedge the adverse impact on its foreign currency receivables and sales when the dollar strengthens against the related foreign currencies. Foreign exchange (gain) loss in the accompanying statements of income include (1) any gain on option contracts, which are recognized in income in the same period as losses on the hedged receivables and reduced dollar amount of sales, and (2) the premium cost of such option contracts, which is amortized over the contract period. At October 29, 1999, the Company had purchased options, all of which expire in the first quarter of 2000, at a cost of $81,000, to exchange various overseas currencies for U.S. dollars, in the aggregate notional amount of $4.0 million. There were no unrealized gains or losses on these contracts at such date. The counterparties to the currency option contracts are major banks. Credit loss from counterparty nonperformance is not anticipated.

The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks approximated their fair values as of October 29, 1999 and October 30, 1998 due to the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated its fair value as of October 29, 1999 and October 30, 1998 based upon quoted market prices for same or similar debt issues.

NOTE O -- COMMITMENTS

The future minimum rental commitments as of October 29, 1999 for all noncancellable operating leases are as follows:

Fiscal                                                     Office
Year                              Total                    Space               Equipment
----                              -----                    -----               ---------
                                                   (Dollars in thousands)

2000                             $15,559                  $14,617                  $942
2001                              12,250                   11,332                   918
2002                               7,357                    6,813                   544
2003                               4,465                    4,441                    24
2004                               2,733                    2,726                     7
Thereafter                         6,112                    6,112
                                 -------                  -------                ------

                                 $48,746                  $46,041                $2,435
                                 =======                  =======                ======

Rental expense for all operating leases for fiscal years 1999, 1998 and 1997 was $18.8 million, $16.3 million and $13.0 million, respectively. Many of the leases also require the Company to pay or contribute to property taxes, insurance and ordinary repairs and maintenance.

The Company has guaranteed the performance of subsidiaries under contracts. At October 29, 1999, outstanding letters of credit of $3.2 million were issued by banks in support of some of these guarantees. The letters of credit expire in fiscal 2000, unless renewed. The Company believes that risk of loss relative to these financial guarantees is remote.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE O -- COMMITMENTS--Continued

In December 1998, the Company entered into an agreement to purchase an Enterprise Resource Planning system for internal use. The Company has incurred $16.3 million to date for this new system. In addition, the Company has a commitment of $4.5 million for outside services to support the design, development and implementation stages.

In fiscal 1998, Volt and TELUS Advertising Services, a wholly owned subsidiary of TELUS Corporation, formed a joint venture for the publishing of community telephone directories. The two partners have each committed $25 million for the acquisition, start-up and operation of a business engaged in the publication of community telephone directories in the western half of the United States. During 1999, the joint venture had acquired eleven directroies in Texas, with a total contribution of $1.3 million by Volt.

NOTE P--SUBSEQUENT EVENT

In December 1999, the Company completed its purchase of the Wired Services and Professional Staffing divisions of two Lucent Technologies subsidiaries. The Wired Services division installs cable, wire and small telecommunications systems for businesses, and the Professional Staffing division provides technical, management and administrative personnel for temporary assignments. The two divisions employ 970 employees. The Company paid cash for inventory and equipment with limited additional consideration due based on future sales of the Wired Services division. The amounts are not considered material to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III


The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K (except information as to the Company's executive officers, which information follows Item 4 in this Report) will be included in the Company's Proxy Statement, which the Company intends to file within 120 days after the close of its fiscal year ended October 29, 1999, and is hereby incorporated by reference to such Proxy Statement.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


14(a)(1).    Financial Statements
             --------------------
             The following consolidated financial statements of Volt Information
             Sciences, Inc. and subsidiaries are included in Item 8:
                                                                                                     Page
                                                                                                     ----

             Consolidated Balance Sheets--October 29, 1999 and October 30, 1998                       37
             Consolidated Statements of Income--Years ended October 29, 1999,
                October 30, 1998 and October 31, 1997                                                 38
             Consolidated Statements of Stockholders' Equity--Years ended
                October 29, 1999, October 30, 1998 and October 31, 1997                               39
             Consolidated Statements of Cash Flows--Years ended
                October 29, 1999, October 30, 1998 and October 31, 1997                               40
             Notes to Consolidated Financial Statements                                               42

14(a)(2).    Financial Statement Schedules
             -----------------------------
             The following consolidated financial statement schedule of Volt
             Information Sciences, Inc. and subsidiaries is included in response to Item 14(d):

             Schedule II--Valuation and qualifying accounts                                          S-1

             Other schedules (Nos. I, III, IV and V) for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.


14(a)(3).         Exhibits
                  --------

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

3.2               By-Laws of the Company. (Exhibit 3.2 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended October 30, 1998, File No. 1-9232).

4.1 Amended and Restated Credit Agreement dated December 22, 1998 among the Company, The Chase Manhattan Bank, individually and as Administrative Agent, Fleet Bank, N.A., individually and as
                  Co-Agent, Bank of America National Trust and Savings
                  Association, Mellon Bank, N.A., and Wells Fargo Bank, N.A.
                  (Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1998, File No. 1-9232).

10.1(a)+          Non-Qualified Stock Option Incentive Plan as amended. (Exhibit
                  10.1(a) to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1996, File No. 1-9232).

10.1(b)+          1995 Non-Qualified Stock Option Plan as amended. (Exhibit
                  10.1(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1998, File No. 1-9232).

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

14(a)(3).         Exhibits--Continued
-----------       -------------------

Exhibit           Description
-------           -----------

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

14 (b). Reports on Form 8-K

No Reports on Form 8-K were filed during the fourth quarter of the year ended October 29, 1999. However, after the end of the fourth quarter, the Company filed a Report on Form 8-K dated (date of earliest event reported) November 16, 1999, reporting under Item 5, Other Events, and Item 7, Financial Statements and Exhibits. No financial statements were filed with that report.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VOLT INFORMATION SCIENCES, INC.

Dated:      New York, New York              By: /s/ William Shaw
            January 20, 2000                    --------------------------------
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

Signature                     Title                            Date

/s/ William Shaw              Chairman of the Board,           January 20, 2000
-----------------------       President and Chief Executive
William Shaw                  Officer and Director

/s/ James J. Groberg          Senior Vice President            January 20, 2000
-----------------------       (Principal Financial
James J. Groberg              Officer and Director)

/s/ Jack Egan                 Vice President, Corporate        January 20, 2000
-----------------------       Accounting (Principal
Jack Egan                     Accounting Officer)

/s/ Jerome Shaw               Director                         January 20, 2000
-----------------------
Jerome Shaw


/s/ Irwin B. Robins           Director                         January 20, 2000
-----------------------
Irwin B. Robins

/s/ Steven A. Shaw            Director                         January 20, 2000
-----------------------
Steven A. Shaw

                              Director
-----------------------
Mark N. Kaplan


                              Director
-----------------------
John R. Torell, III

                              Director
-----------------------
William H. Turner

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


Column A                                         Column B              Column C                 Column D         Column E
--------                                         --------      ------------------------         --------         --------
                                                                       Additions
                                                               ------------------------

                                                Balance at     Charged to    Charged to                           Balance
                                                Beginning      Costs and        Other                             at End
Description                                     of Period       Expenses      Accounts          Deductions       of Period
-----------                                     ---------       --------      --------          ----------       ---------
                                                                         (Dollars in Thousands)
Year ended October 29, 1999:
  Deducted from asset accounts:
  Allowance for uncollectible accounts           $5,822         $5,548           $61(6)           $3,490(1)(2)     $7,941
  Allowance for deferred tax assets                 606                                              322(5)           284
  Unrealized loss (gain) on marketable
    securities                                     (739)                       1,327(3)              739            1,327

Year ended October 30, 1998:
  Deducted from asset accounts:
  Allowance for uncollectible accounts           $5,067         $3,401                            $2,646(1)(2)     $5,822
  Allowance for deferred tax assets                 606                                                               606
  Unrealized loss (gain) on marketable
    securities                                    3,000                        $(739)(3)           3,000             (739)

Year ended October 31, 1997:
  Deducted from asset accounts:
  Allowance for uncollectible accounts           $5,191         $3,046                            $3,170(1)(2)     $5,067
  Allowance for deferred tax assets               1,252                         $(99)(4)             547(5)           606
  Unrealized loss (gain) on marketable
    securities                                       (7)         3,000             7 (3)                            3,000

(1)--Write-off of uncollectible accounts.
(2)--Includes a foreign currency translation (loss) gain of $(11) in 1999, $13 in 1998, and $64 in 1997, respectively.
(3)--Charge (credit) to stockholders' equity.
(4)--Credit to income tax provision.
(5)--Principally, write-off of unutilized foreign tax credits.
(6)--Pertains to the opening balance of a company during fiscal year 1999.

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

3.2               By-Laws of the Company. (Exhibit 3.2 to the Company's Annual
                  Report on Form 10-k for the fiscal year ended October 30, 1998, File No. 1-9232).

4.1 Amended and Restated Credit Agreement dated December 22, 1998 among the Company, The Chase Manhattan Bank, individually and as Administrative Agent, Fleet Bank, N.A., individually and as
                  Co-Agent, Bank of America National Trust and Savings
                  Association, Mellon Bank, N.A., and Wells Fargo Bank, N.A.
                  (Exhibit 4.1 to the Company's Report on Form 10-K for the fiscal year ended October 30, 1998, File No. 1-9232).

10.1(a)+          Non-Qualified Stock Option Incentive Plan as amended. (Exhibit
                  10.1(a) to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1996, File No. 1-9232).

10.1(b)+          1995 Non-Qualified Stock Option Plan as amended. (Exhibit
                  10.1(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1998, File No. 1-9232).

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

10.4(e)+          Amendment dated April 30, 1998 to Agreement between the
                  Company and Irwin B. Robins (Exhibit 10.01to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended May 1,
                  1998, 1997, File No. 1-9232).

21.*              Subsidiaries of the Registrant.

23.*              Consent of Ernst & Young LLP.

27.*              Financial Data Schedule (filed with electronic version only).


-------------------------------------------

+        Management contract or compensation plan or arrangement.

* Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.