Form 10-K/A
period 1999-10-29
VOLT INFORMATION SCIENCES INC
filed 2000-02-25
CIK 103872

                                  FORM 10-K/A1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         (Mark One)

   / X / Annual Report Pursuant to Section 13 or 15(d) of the Securities
    --- Exchange Act of 1934 (No Fee Required) For the fiscal year ended October 29, 1999

                                            or

   /   / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    --- Exchange Act of 1934 (No Fee Required) For the transition period from _____________________ to _____________________

         Commission File Number: 1-9232

                         VOLT INFORMATION SCIENCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New York                                         13-5658129
   -------------------------------                           -------------------
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)

   560 Lexington Avenue, New York, New York                      10022-2928
   ----------------------------------------                      ----------
   (Address of principal executive offices)                      (Zip Code)

   Registrant's telephone number, including area code:        (212) 704-2400

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 13, 2000 (based on the closing price on The New York Stock Exchange on that date) was approximately $160,000,000 (based on the number of shares outstanding on that date exclusive of all shares held beneficially by executive officers and directors and their spouses and the Registrant's Savings Plan and Employee Stock Ownership Plan, without conceding that all such persons or plans are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 13, 2000 was 15,063,405.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

WILLIAM SHAW, 75, a founder of the Company, has been President, Chairman of the Board and Chief Executive Officer of the Company since its formation and has been employed in executive capacities by the Company and its predecessors since 1950. He has served as a director of the Company since its formation in 1957. He is also a director of Autologic Information International, Inc., a 59% publicly-held subsidiary of the Company ("Autologic").

JEROME SHAW, 73, also a founder of the Company, has been Executive Vice President and Secretary of the Company since its formation and has been employed in executive capacities by the Company and its predecessors since 1950. He has served as a director of the Company since its formation in 1957. He is also a director of Autologic.

STEVEN A. SHAW, 40, has been a Vice President of the Company since April 1997 and has been employed by the Company in various capacities since November 1995. For more than five years prior thereto, he operated a number of privately-held telecommunication services companies, of which he still owns most of the equity interest. He has served as a director of the Company since August 1998.

IRWIN B. ROBINS, 65, has been a Senior Vice President of the Company since September 1985 and has been employed in executive capacities by the Company since 1980. He has served as a director of the Company since 1981. Mr. Robins has advised the Company that he intends to retire at a mutually convenient time during fiscal 2000 but will stand for re-election as a director of the Company at the Company's 2000 Annual Meeting of Shareholders.

JAMES J. GROBERG, 71, has been a Senior Vice President and the Principal Financial Officer of the Company since September 1985 and was also employed in executive capacities by the Company from 1973 to 1981. He has served as a director of the Company since 1987. He is also a director of Autologic.

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

MARK N. KAPLAN, 70, has been a director of the Company since April 1991. Mr. Kaplan is of counsel in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. He is also a director of Grey Advertising Inc., DRS Technologies, Inc., Refac Technology Development Corporation, American Biltrite, Inc., Congoleum Corporation and MovieFone, Inc.

WILLIAM H. TURNER, 60, has been a director of the Company since August 1998. He has been Chairman of PNC Bank, New Jersey since September 1999. From August 1997 to August 1999, he was President of PNC Bank, New Jersey. From October 1996 to July 1997, Mr. Turner was President and Chief Executive Officer of Franklin Electronic Publishers, Inc. From February 1991 to September 1996, he was Vice Chairman of The Chase Manhattan Bank and its predecessor, Chemical Banking Corporation. Mr. Turner is also a director of Standard Motor Products, Inc. and Franklin Electronic Publishers, Inc.

William Shaw and Jerome Shaw are brothers. Steven A. Shaw is the son of Jerome Shaw. There are no other family relationships among the directors or executive officers of the Company.

Directors serve until the second Annual Meeting of Shareholders of the Company following their election. The terms of office Messrs. Irwin B. Robins, Steven A. Shaw and Mark N. Kaplan expire at the Company's 2000 Annual Meeting of Shareholders (which the Company anticipates will be held in April 2000), while the terms of office of Messrs. William Shaw, Jerome Shaw, James J. Groberg and William Turner expire at the Company's 2001 Annual Meeting of Shareholders or, in each case, until the election and qualification of their respective successors. Directors may only be removed by vote of the shareholders for cause.

Each executive officer is scheduled to hold office until the 2000 Annual Meeting of Directors, which is scheduled to be held after the 2000 Annual Meeting of Shareholders. Any executive officer may be removed by the Board of Directors either with or without cause.

There are no understandings pursuant to which any director or executive officer was selected as such. Messrs. William Shaw, Jerome Shaw and Irwin B. Robins are parties to employment agreements with the Company. See "Employment Agreements" in Item 11, Executive Compensation.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's common stock, to file initial reports of ownership, and reports of changes of ownership, of the Company's equity securities with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based solely on a review of copies of the reports furnished to the Company, or written representations that no reports were required, the Company believes that all reports required to be filed by such persons with respect to the Company's fiscal year ended October 29, 1999 were timely filed, except that Mr. Robins was late in reporting a gift he made of 50 shares.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended October 29, 1999, October 30, 1998 and October 31, 1997 of the Company's Chief Executive Officer and each of the four other executive officers of the Company who received the highest annual compensation during the year ended October 29, 1999.

                                         SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                                                          COMPENSATION
                                                                          ------------
                                                                           SECURITIES
                                                                           UNDERLYING
                                           ANNUAL COMPENSATION               OPTIONS
                                         -----------------------     ----------------------       ALL OTHER
PRINCIPAL POSITION              YEAR     SALARY (1)        BONUS      VOLT        AUTOLOGIC    COMPENSATION (2)
------------------              ----     ----------        -----      ----        ---------    ----------------
William Shaw                    1999      $368,462                                  10,000         $1,344
President and                   1998       355,000       $30,000                                    1,981
  Chief Executive Officer       1997       355,000        30,000                                    1,697

Jerome Shaw,                    1999       368,462                                  10,000          1,344
Executive Vice President        1998       355,000        30,000                                    1,981
                                1997       355,000        30,000                                    1,697

James J. Groberg,               1999       297,461        20,000     15,000          5,000          1,091
Senior Vice President and       1998       284,769        25,000      5,000                         1,683
  Chief Financial Officer       1997       263,889        15,000                                    1,339

Irwin B. Robins,                1999       262,500        10,000     20,000          5,000          1,091
Senior Vice President           1998       247,558        15,000                                    1,685
                                1997       232,615        15,000                                    1,457

Steven A. Shaw                  1999       200,000        40,000                     2,000            993
Vice President                  1998       141,278                                                    665
                                1997        90,346(3)                                                 355

(1) Includes compensation deferred under the Company's deferred compensation plan and under Section 401(k) of the Internal Revenue Code of 1986, as amended.

(2) Amounts in fiscal 1999 include premiums under the Company's group life insurance policy ($447 for William Shaw; $447 for Jerome Shaw; $194 for James J. Groberg; $194 for Irwin B. Robins; and $224 for Steven A. Shaw) and the market value at the date of contribution of the portion of the shares of common stock contributed by the Company under its Employee Stock Ownership Plan ($863 for each of the named executives officers, except that for Steven
    A. Shaw the amount was $740), together with the market value at fiscal year-end of the portion of the shares forfeited by terminated employees under such plan, which were allocated during fiscal 1999 with respect to fiscal 1998 to the named officers in accordance with such plan ($34 for each of the named officers, except that for Steven A. Shaw the amount was $29).

(3) Mr. Shaw was elected Vice President of the Company in April 1997. Includes compensation paid to Mr. Shaw for services rendered in all capacities for the full fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning options granted during the Company's 1999 fiscal year to the executive officers named in the Summary Compensation Table by the Company and Autologic, its 59% - owned subsidiary:

                                               INDIVIDUAL OPTIONS
                                               ------------------
                                                                                                            POTENTIAL
                                                                                                    REALIZABLE VALUE ASSUMING
                                                                                                   ANNUAL RATES OF STOCK PRICE
                        UNDERLYING        GRANTED TO                                             APPRECIATION FOR OPTION TERM(4)
                          OPTION         EMPLOYEES IN      EXERCISE PRICE      EXPIRATION        -------------------------------
NAME                      GRANTED       FISCAL YEAR(3)        PER SHARE           DATE                 5%                10%
----                    ----------      ---------------    --------------      ----------          --------           --------
William Shaw            10,000(1)            7.7%             $    4.25          11/4/08           $ 26,728           $ 67,734

Jerome Shaw             10,000(1)            7.7%                  4.25          11/4/08             26,728             67,734

James J. Groberg        15,000(2)           19.2%                 16.63          3/10/09            156,830            397,439
                         5,000(1)            3.8%                  4.25          11/4/08             13,364             33,867

Irwin B. Robins         20,000(2)           25.7%                 18.56          3/25/09            233,477            397,439
                         5,000(1)            3.8%                  4.25          11/4/08             13,364             33,867

Steven A. Shaw           2,000(1)            1.5%                  4.25          11/4/08              5,346             13,917

(1) Options granted under Autologic Employees' Incentive Stock Option Plan (the "Autologic Plan"). Each option was granted at an exercise price equal to 100% of the market value of Autologic's common stock on the date of grant, have a ten year term and vest in five year equal annual installments, commencing one year following the date of grant, subject to earlier termination at specified times following termination of employment with Volt, death or disability.

(2) Options granted under the Company's 1995 Non-Qualified Stock Option Plan (the "Company Plan"). Each option was granted at an exercise price equal to 100% of the market value of the Company's common stock on the date of grant, have a ten year term and vest in five year equal annual installments, commencing one year following the date of grant, subject to earlier termination at specified times following termination of employment, death or disability.

(3) The percentages reflect, in the case of options granted under the Company Plan, the percent of total options granted to all employees of the Company during fiscal 1999 and, in the case of the Autologic Plan, the percent of total options granted to all employees of Autologic during fiscal 1999.

(4) These values are hypothetical values using assumed compound growth rates prescribed by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, in the market price of the Company's common stock.

STOCK OPTION EXERCISES AND FISCAL YEAR-END VALUES

There were no options to purchase common stock of the Company or Autologic exercised during fiscal year ended October 29, 1999 by the executive officers named in the Summary Compensation Table. The following table sets forth certain information concerning common stock of the Company and Autologic subject to unexercised options held at October 29, 1999 by the executive officers named in the Summary Compensation Table.


                                 NUMBER OF SHARES
                              UNDERLYING UNEXERCISED                   VALUE OF IN-THE-MONEY
                            OPTIONS AT FISCAL YEAR-END              OPTIONS AT FISCAL YEAR-END
                          (EXERCISABLE / UNEXERCISABLE)          (EXERCISABLE / UNEXERCISABLE) (1)
                          -----------------------------          ---------------------------------
William Shaw                 120,000/-      (2)                       $1,181,250/-       (2)
                              11,000/8,000  (3)                                -/-       (3)

Jerome Shaw                   45,000/-      (2)                           75,001/-       (2)
                              11,000/8,000  (3)                                -/-       (3)

James J. Groberg               6,834/13,666 (2)                           10,208/37,500  (2)
                               6,000/4,000  (3)                                -/-       (3)

Irwin B. Robins               13,534/17,666 (2)                           15,084/19,000  (2)
                               6,000/4,000  (3)                                -/-       (3)

Steven A. Shaw                 7,000/7,000  (2)                           10,500/7,000   (2)
                                 400/1,600  (3)                                -/-       (3)

(1) Represents the closing sale price of the Company's common stock as reported by NYSE on October 29, 1999, minus the option exercise price. None of the options to purchase common stock of Autologic were in-the-money.

(2) Shares subject to options under the Company Plan.

(3) Shares subject to options under the Autologic Plan.


STANDARD COMPENSATION OF DIRECTORS

Each director of the Company who is not an officer or employee of the Company receives a director's fee at the annual rate of $25,000 and is also reimbursed for out-of-pocket expenses.

EMPLOYMENT AGREEMENTS

The Company is a party to employment agreements dated as of May 1, 1987 with William Shaw and Jerome Shaw. These agreements, as amended, provide for the employment of each in his present executive capacity at an annual base salary, which is presently $375,000 (subject to increases and additional compensation, including bonuses, from time to time, at the discretion of the Board of Directors). The employment term under each employment agreement continues until the April 30 which is five years next following the giving by either the Company or the executive of notice to terminate such employment. The agreements also provide for service thereafter for the remainder of the executive's life as a consultant to the Company for annual consulting fees equal to 75% for the first ten years of the consulting period, and 50% for the remainder of the consulting period, of his base salary as in effect immediately prior to the commencement of the consulting period. Upon the death of the executive, the Company will pay to his beneficiary a death benefit equal to three times his annual base salary at the date of death if his death shall have occurred while employed as an executive, 2.25 times his annual base salary at the end of his employment as an executive if his death shall have occurred during the first ten years of the consulting period or 1.5 times his annual base salary at the end of his employment as an executive if his death shall have occurred during the remainder of the consulting period. Each employment agreement permits the executive to accelerate the commencement of the consulting period if a "change in control", as defined in the agreements, of the Company shall occur or if the Company's office where the executive presently performs his principal services shall be relocated to a different geographical area.

The Company is also a party to an employment agreement dated as of May 1, 1987, as amended, with Irwin B. Robins, providing for his continued employment as Senior Vice President and head of the Company's Legal Department until April 30, 2000. Mr. Robins has advised the Company that he intends to retire at a mutually convenient time during fiscal 2000 but intends to remain as a director of the Company. Pursuant to the agreement, Mr. Robins is entitled to receive an annual base salary, which is presently $270,000 (subject to increases and additional compensation, including bonuses, from time to time, at the discretion of the Board of Directors). The agreement also provides that, if a "change in control", as defined in the agreement of the Company shall occur and thereafter either Mr. Robins shall elect to terminate his employment within two years after the occurrence of certain events which, generally are adverse changes in his compensation, position, function or location or his employment shall be terminated by the Company for any reason other than death, incapacity or "cause", as defined in the agreement, Mr. Robins will be entitled to receive (a) his regular compensation, including benefits, through the date on which his employment terminates and (b) a lump-sum payment in an amount equal to 2.99 times his "base amount", as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended. Mr. Robins will not be obligated to seek other employment nor mitigate the payment of the lump sum with any compensation received from other employment.

Under the three employment agreements described above, William Shaw, Jerome Shaw and Irwin B. Robins are prohibited from engaging in any business competitive with the Company, competing with the Company for its customers or encouraging employees of the Company to leave their employment. These restrictions apply for the duration of the respective agreements and for one year thereafter if the executive's employment shall have been terminated by the Company "for cause", as defined in his agreement. William Shaw and Jerome Shaw will not be bound by these restrictions after a "change in control", as defined, of the Company shall have occurred if, during their respective consulting periods, they shall elect to terminate their respective employment agreements and thereby relinquish any further payments or other benefits thereunder.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

To date, all decisions regarding the compensation by the Company of executive officers have been made by the entire Board of Directors. Accordingly, William Shaw, Jerome Shaw, James J. Groberg, Irwin B. Robins and Steven A. Shaw, the executive officers of the Company, named in the Summary Compensation Table, participated in deliberations of the Company's Board of Directors concerning executive officer compensation during the year ended October 29, 1999. Each executive officer who is also a director does not participate in deliberations as to his own compensation.

The Company renders various payroll and related services to a corporation primarily owned by Steven A. Shaw, a Vice President and director of the Company, for which the Company receives an amount (approximately $1,000 in fiscal 1999) in excess of its direct costs. Such services are performed on a basis substantially similar to those performed by the Company for, and at substantially similar rates as is charged by the Company to, unaffiliated third parties. In addition, the Company rents to that corporation approximately 2,500 square feet of space in its El Segundo, California facility on a month-to-month basis at a rental of $1,500 per month, which the Company believes is the fair market rental for such space.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of January 31, 2000 (except as noted below), with respect to the beneficial ownership of the Company's common stock, its only class of voting or equity securities, by (a) each person who is known to the Company to own beneficially more than five percent of the Company's outstanding shares of common stock, (b) each of the directors of the Company,
(c) each of the executive officers named in the Summary Compensation Table in
Item 11 and (d) executive officers and directors as a group:

NAME AND ADDRESS                               AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP (1)       PERCENT OF CLASS (2)
-------------------                          ------------------------       --------------------
William Shaw                                     3,658,988(3)(4)                    24.1%
560 Lexington Avenue
New York, NY 10022-2928

Jerome Shaw                                      3,198,034(3)(5)                    21.2%
2401 N. Glassell Street
Orange, CA 92665

Westport Asset Management, Inc.                  1,074,087(6)                        6.9%
253 Riverside Avenue
Westport, CT 06880

Dimensional Fund Advisors, Inc.                    981,600(7)                        6.3%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

James J. Groberg                                    10,099(3)                         *

Irwin B. Robins                                     23,282(3)                         *

Steven A. Shaw                                     216,874(3)                        1.4%

Mark N. Kaplan                                       6,000(3)                         *

William H. Turner                                    1,000                            *

All Executive Officers and                       7,144,435(3)(4)(5)                 46.1%
    Directors as a Group
    (11 persons including the foregoing)

(1) Except as noted, the named beneficial owners have sole voting and dispositive power with respect to their beneficially owned shares. Includes shares held for the account of executive officers under the Company's Employee Stock Ownership Plan and the Company's Savings Plan.

(2) Asterisk indicates less than 1%. Shares reflected as owned by a person that are not outstanding, but that are issuable upon exercise of options held by such person that were exercisable on or within 60 days after January 31, 2000, are considered outstanding for the purpose of computing the percentage of outstanding common stock that would be owned by the optionee if the options were exercised, but (except for the calculation of the beneficial ownership by all executive officers and directors as a group) are not considered outstanding for the purpose of computing the percentage of outstanding common stock owned by any other person. None of the named persons are known to own shares of common stock of Autologic, the Company's 59% owned subsidiary. If the portion of the options granted by Autologic held by Messrs. William Shaw (11,000 shares), Jerome Shaw (11,000 shares), James J. Groberg (6,000 shares), Irwin B. Robins (6,000 shares), Steven A. Shaw (400 shares), and all executive officers and directors of the Company as a group (9 persons having 47,400 shares) that are exercisable within 60 days of January 31, 2000 were exercised, none of such person or group would own at least 1% of the outstanding common stock of Autologic.

(3) Includes the following shares issuable upon the exercise of the portion of options granted by the Company which were exercisable on or within 60 days after January 31, 2000: William Shaw, 120,000 shares; Jerome Shaw, 45,000 shares; James J. Groberg, 28,666 shares; Irwin B. Robins, 17,666 shares; Steven A. Shaw, 7,000 shares; Mark N. Kaplan, 3,000 shares; and all executive officers and directors as group, 211,868 shares.

(4) Includes 99,561 shares owned of record by Mr. Shaw as sole trustee of a trust for the benefit of his wife, as to which shares Mr. Shaw disclaims beneficial ownership.

(5) Includes (i) 2,885,430 shares owned of record by Mr. Shaw and his wife as trustees of a revocable trust for their benefit or as community property, as to which they may be deemed to have shared voting and investment power (pursuant to the terms of the trust, Mr. Shaw may demand that the shares in trust be transferred to him at any time) and (ii) 236,250 shares owned of record by Mr. Shaw and his wife as trustees of a trust for the benefit of one of their children, as to which Mr. and Mrs. Shaw may be deemed to have shared voting and investment power (the inclusion of which 236,250 shares is not an admission of beneficial ownership of those shares by Mr. Shaw). Excludes 6,750 shares owned of record by Mr. Shaw's wife, as to which Mr. Shaw disclaims beneficial ownership.

(6) Based on information as of December 31, 1999 contained in a Schedule 13G dated February 16, 2000.

(7) Based on information as of December 31, 1999 contained in a Schedule 13G dated February 3, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to in the last paragraph under "Compensation Committee Interlocks and Insider Participation" in Item 11, Executive Compensation.





                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VOLT INFORMATION SCIENCES, INC.


Dated:     February 25, 2000              By:  /s/ Jack Egan
           New York, New York                  --------------------------
                                               Jack Egan,
                                               Vice President
                                               Corporate Accounting