Form 10-Q
period 2000-01-28
VOLT INFORMATION SCIENCES INC
filed 2000-03-10
CIK 103872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For The Three Months Ended January 28, 2000

    Or

/   /  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


For the transition period from                        to
                                ---------------------     ---------------------

Commission File No. 1-9232


                         VOLT INFORMATION SCIENCES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

       New York                                             13-5658129
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

 560 Lexington Avenue, New York, New York                  10022
-------------------------------------------              ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (212) 704-2400

              1221 Avenue of the Americas, New York, New York 10020
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                                 ---           ---

The number of shares of common stock, $.10 par value, outstanding as of March 3, 2000 was 15,084,845.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Statements of Income -
                  Three Months Ended January 28, 2000 and January 29, 1999            3

                  Condensed Consolidated Balance Sheets - January 28, 2000
                  and October 29, 1999                                                4

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended January 28, 2000 and January 29, 1999            5

                  Notes to Condensed Consolidated Financial Statements                7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          12

Item 3.           Qualitative and Quantitative Disclosures about Market Risk         19

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                   20


SIGNATURE                                                                            21

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)



                                                                          Three Months Ended
                                                                     -----------------------------
                                                                     January              January
                                                                     28, 2000             29, 1999
                                                                     --------             --------
                                                             (Dollars in thousands, except per share data)
NET SALES:
  Sales of services                                                 $   482,512          $   471,178
  Sales of products                                                      17,603               18,744
                                                                   ------------         ------------
                                                                        500,115              489,922
                                                                   ------------         ------------
COSTS AND EXPENSES:
  Cost of sales
    Services                                                            455,795              451,759
    Products                                                             10,446               11,253
  Selling and administrative                                             17,624               15,432
  Research, development and engineering                                   2,586                2,392
  Depreciation and amortization                                           5,980                5,707
                                                                   ------------         ------------
                                                                        492,431              486,543
                                                                   ------------         ------------

OPERATING PROFIT                                                          7,684                3,379

OTHER INCOME (EXPENSE):
  Interest income                                                           422                  560
  Other income (expense) - net                                               68                  (78)
  Gain on sale of joint venture--Note E                                                        1,272
  Foreign exchange loss - net                                              (183)                (129)
  Interest expense                                                       (2,301)              (2,026)
                                                                   ------------         ------------

Income before income taxes and minority interests                         5,690                2,978

Income tax provision                                                     (2,317)                (669)
Minority interests in net loss of consolidated subsidiaries                 245                  253
                                                                   ------------         ------------

NET INCOME                                                          $     3,618          $     2,562
                                                                   ============         ============

                                                                           Per Share Data
                                                                           --------------
  Net income per share - Basic and Diluted                          $      0.24          $      0.17
                                                                   ============         ============

  Weighted average number of shares - Basic--Note F                  15,041,054           15,011,508
                                                                   ============         ============

  Weighted average number of shares - Diluted--Note F                15,175,538           15,169,955
                                                                   ============         ============



See accompanying notes.


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                       January          October
ASSETS                                                                                 28, 2000         29, 1999 (a)
                                                                                       --------         ------------
                                                                                          (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                                             $ 27,973          $ 32,402
  Short-term investments                                                                   2,826             2,609
  Trade accounts receivable less allowances of $8,697 (2000) and $7,941 (1999)           355,726           364,461
  Inventories--Note B                                                                     61,784            61,116
  Deferred income taxes                                                                    6,001             6,874
  Prepaid expenses and other assets                                                       10,776             9,585
                                                                                       ---------         ---------
TOTAL CURRENT ASSETS                                                                     465,086           477,047

Investment in joint venture                                                                1,368             1,297
Investment in securities                                                                     328               162
Property, plant and equipment less allowances for depreciation and amortization
  of $56,023 (2000) and $55,937 (1999)--Note C                                            81,659            78,168
Deferred income taxes and other assets                                                    12,262            11,185
Intangible assets-net of accumulated amortization of $20,287 (2000)
  and $18,689 (1999)                                                                      48,866            50,470
                                                                                       ---------         ---------
                                                                                        $609,569          $618,329
                                                                                       =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks--Note C                                                        $ 63,850          $ 68,498
  Current portion of long-term debt--Note C                                               12,654            12,654
  Accounts payable                                                                       109,069           127,781
  Accrued wages and commissions                                                           48,316            49,209
  Accrued taxes other than income taxes                                                   18,623            16,048
  Accrued interest and other accruals                                                     17,814            17,568
  Customer advances and other liabilities                                                 35,880            22,442
  Income taxes                                                                             6,402            11,146
                                                                                       ---------         ---------
TOTAL CURRENT LIABILITIES                                                                312,608           325,346

LONG-TERM DEBT--Note C                                                                    45,503            45,728

MINORITY INTERESTS                                                                        17,015            17,259

STOCKHOLDERS' EQUITY--Notes C and D
  Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
  Common stock, par value $.10; Authorized--30,000,000 shares; issued--
    15,063,645 shares (2000) and 15,032,446 shares (1999)                                  1,506             1,503
  Paid-in capital                                                                         38,380            37,696
  Retained earnings                                                                      194,835           191,217
  Accumulated other comprehensive loss                                                      (278)             (420)
                                                                                       ---------         ---------
                                                                                         234,443           229,996
                                                                                       ---------         ---------
                                                                                        $609,569          $618,329
                                                                                       =========         =========

(a) The Balance Sheet at October 29, 1999 has been derived from the audited financial statements at that date.

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                Three Months Ended
                                                                            -------------------------
                                                                            January          January
                                                                            28, 2000         29, 1999
                                                                            --------         --------
                                                                              (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income                                                                  $  3,618         $  2,562
Adjustments to reconcile net income to cash provided by (applied to)
  operating activities
    Depreciation and amortization                                              5,980            5,707
    Gain on sale of joint venture                                                              (1,272)
    Equity in net loss of joint venture                                           29
    Minority interests                                                          (245)            (253)
    Accounts receivable provisions                                             1,512            1,305
    Loss on foreign currency translation                                         (25)            (106)
    Deferred income tax provision (benefit)                                      581             (311)
    Other                                                                         37               38
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                          6,694           13,005
      Increase in inventories                                                   (672)          (3,574)
      Increase in prepaid expenses and other current assets                   (1,355)          (1,272)
      (Increase) decrease in other assets                                       (728)             170
      Decrease in accounts payable                                           (18,481)         (12,305)
      Increase in accrued expenses                                             2,639              704
      Increase in customer advances and other liabilities                     13,534            6,380
      Decrease in income taxes payable                                        (4,755)          (4,200)
                                                                            --------         --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      8,363            6,578
                                                                            --------         --------


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                      Three Months Ended
                                                                  -------------------------
                                                                  January          January
                                                                  28, 2000         29, 1999
                                                                  --------         --------
                                                                    (Dollars in thousands)
CASH (APPLIED TO) PROVIDED BY INVESTING ACTIVITIES
  Sales of investments                                               1,109              961
  Purchases of investments                                          (1,251)          (1,260)
  Acquisitions                                                                      (37,974)
  Investment in joint venture                                         (100)
  Proceeds from disposals of property, plant and equipment             393               71
  Purchases of property, plant and equipment                        (8,301)          (2,987)
  Other                                                                (75)             (34)
                                                                  --------         --------
NET CASH APPLIED TO INVESTING ACTIVITIES                            (8,225)         (41,223)
                                                                  --------         --------

CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
  Payment of long-term debt                                           (225)            (225)
  Exercise of stock options                                            129               16
  (Decrease) increase in notes payable to banks                     (4,522)          29,599
                                                                  --------         --------
NET CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES              (4,618)          29,390
                                                                  --------         --------

Effect of exchange rate changes on cash                                 51              214
                                                                  --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (4,429)          (5,041)

Cash and cash equivalents, beginning of period                      32,402           31,625
                                                                  --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $27,973         $ 26,584
                                                                  ========         ========


SUPPLEMENTAL INFORMATION
Cash paid during the period:
  Interest expense                                                 $ 1,412         $  1,094
  Income taxes, net of refunds                                     $ 6,465         $  3,805


See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at January 28, 2000 and consolidated results of operations and consolidated cash flows for the three months ended January 28, 2000 and January 29, 1999. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 29, 1999. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Friday nearest October 31. The 2000 fiscal year will contain 53 weeks (one additional week in the fourth quarter) compared with 52 weeks in fiscal year 1999.

Note B--Inventories

Inventories consist of:

                                                          January        October
                                                          28, 2000       29, 1999
                                                          --------       --------
                                                          (Dollars in thousands)
Services:
  Accumulated unbilled costs on service contracts         $50,324        $50,079
                                                          -------        -------

Products:
  Materials                                                 7,201          6,205
  Work-in-process                                           1,606          1,910
  Service parts                                             1,104          1,170
  Finished goods                                            1,549          1,752
                                                          -------        -------
                                                           11,460         11,037
                                                          -------        -------

Total                                                     $61,784        $61,116
                                                          =======        =======


The cumulative amounts billed under service contracts, at January 28, 2000 and October 29, 1999, of $8.9 million and $2.5 million, respectively, are credited against the related costs in inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:

                                                      January            October
                                                      28, 2000           29, 1999
                                                      --------           --------
                                                         (Dollars in thousands)
7.92% Senior Notes (a)                                $50,000            $50,000
Term loan (b)                                           3,075              3,300
Notes payable (c)(d)                                    5,082              5,082
                                                      -------            -------
                                                       58,157             58,382
Less amounts due within one year                       12,654             12,654
                                                      -------            -------
Total long-term debt                                  $45,503            $45,728
                                                      =======            =======

(a) On August 28, 1996, the Company issued $50.0 million of Senior Notes in a private placement with institutional investors. The notes bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments, beginning in August 2000. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants. One such covenant requires the Company to maintain a level of consolidated net worth which, under the formula in the agreements, was $138.1 million at January 28, 2000. However, the terms of the Company's revolving Credit Agreement require the Company to maintain a consolidated net worth of $154.8 million at January 28, 2000 (see below).

(b) In October 1994, the Company entered into a $10.0 million loan agreement with Fleet Bank, N.A., which is secured by a deed of trust on land and buildings (book value at January 28, 2000 - $13.5 million). The loan, which bears interest at 7.86% per annum, requires principal payments of $225,000 per quarter and a final payment of $1.7 million in October 2001.

(c) A loan of $2.5 million from The Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The loan, with a balance of $748,000 at January 28, 2000, is guaranteed by the Company, and is being repaid in semi-annual payments of $249,000, plus interest calculated at LIBOR (5.88% at January 28, 2000) plus 0.25%, through March 15, 2001.

(d) On February 9, 1999, the Company entered into a $5.6 million Installment Payment Agreement to finance the purchase and support of an Enterprise Resource Planning System for internal use. The system has been capitalized and will be amortized over a seven year period. The Agreement provides for interest, calculated at 6%, and principal amortization in five equal annual installments of $1.3 million; the first payment was made in February 1999, with the final payment due in February 2003.

In addition, on July 2, 1997, the Company entered into a $75.0 million, three-year, syndicated, unsecured, revolving Credit Agreement ("Credit Agreement") with a group of banks for which The Chase Manhattan Bank ("Chase") and Fleet Bank, N.A. are serving as co-agents. In December 1998, the Company amended and restated the Credit Agreement to extend it to January 2002. Borrowings under the facility bear interest at various interest rates, with the Company having the option to select the most favorable rate at the time of the applicable borrowing. The Credit Agreement provides for, among other things, the maintenance of various financial ratios and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Long-Term Debt and Financing Arrangements--Continued

covenants, including a requirement that the Company maintain consolidated net worth (as defined) of $110.0 million, plus 50% of consolidated net income for each completed fiscal year (resulting in a requirement at January 28, 2000 to maintain consolidated net worth of $154.8 million) and certain limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, liens and as to the sale of assets. The Company had total outstanding bank borrowings of $63.8 million at January 28, 2000, of which $57.7 million was borrowed under the Credit Agreement.

On November 29, 1999, the Company entered into an additional $25 million, syndicated unsecured revolving credit agreement with a group of banks and the same co-agents and terms as the Credit Agreement. This agreement expires on November 27, 2000.

Note D--Stockholders' Equity

Changes in the major components of stockholders' equity for the three months ended January 28, 2000 are as follows:

                                                Common         Paid-In        Retained
                                                 Stock         Capital        Earnings
                                              --------        --------        --------
Balance at October 29, 1999                     $1,503         $37,696        $191,217
Net income for the three months                                                  3,618
Contribution of 24,939 shares to ESOP                2             556
Stock options exercised - 6,260 shares               1             128
                                              --------        --------        --------
Balance at January 28, 2000                     $1,506         $38,380        $194,835
                                              ========        ========        ========

Another component of stockholders' equity, the accumulated other comprehensive loss, consists of a cumulative unrealized foreign currency translation adjustment of $24,000 and $62,000 at January 28, 2000 and October 29, 1999, respectively, and an unrealized loss in marketable securities of $254,000 and $358,000 at January 28, 2000 and October 29, 1999, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive income as follows:

                                                                Three Months Ended
                                                                ------------------
                                                             January        January
                                                             28, 2000       29, 1999
                                                             --------       --------
Net income                                                    $3,618         $2,562
Foreign currency translation adjustments - net                    38            (76)
Unrealized gain (loss) on marketable securities - net            104           (411)
                                                             -------        -------
Total comprehensive income                                    $3,760         $2,075
                                                             =======        =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Joint Ventures

The Company owns a 50% interest in westVista Advertising Services, a joint venture with a subsidiary of TELUS Corporation. The venture was formed in fiscal 1998 for the acquisition or establishment and subsequent operation of one or more businesses engaged in the publication of telephone directories in the western United States. During fiscal 1999, the venture made its first acquisition, purchasing eleven community Yellow Pages directories. In the first quarter of fiscal 2000, sales of the venture were $1.3 million and the Company's portion of the loss sustained was $29,000. In addition, on March 2, 2000 the venture acquired seven additional community Yellow Pages directories at a cost of $4.8 million.

In the first quarter of 1999, the Company recognized $1,272,000 of a previously deferred $2.0 million gain on the sale in 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Company's Uruguayan division. During the 1999 first quarter, the venture repaid certain of its obligations. During the remainder of 1999, the venture repaid substantially all of the balance of its obligations.

Note F--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options are excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                             Three Months Ended
                                                        ---------------------------
                                                        January            January
                                                        28, 2000           29, 1999
                                                        --------           --------
                                                (Dollars in thousands, except per share data)
Numerator for basic and diluted earnings
per share - net income(A)                             $     3,618        $     2,562
                                                      ===========        ===========

Denominator for basic earnings per share -
weighted average number of shares(B)                   15,041,054         15,011,508

Effect of dilutive securities:
Employee stock options                                    134,484            158,447
                                                      -----------        -----------

Denominator for diluted earnings per share -
adjusted weighted average number of shares(C)          15,175,538         15,169,955
                                                      ===========        ===========

Basic net income per share - (A)/(B)                  $      0.24        $      0.17
                                                      ===========        ===========

Diluted net income per share - (A)/(C)                $      0.24        $      0.17
                                                      ===========        ===========

Options to purchase 201,385 and 111,300 shares of the Company's common stock were outstanding at January 28, 2000 and January 29, 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note G--Acquisitions

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

In December 1998, the Company acquired Gatton Computing Group Limited, now referred to as Volt Europe, a provider of Information Technology ("IT") contractor resourcing services and IT managed services in the United Kingdom and continental Europe. The purchase price was $35.9 million in cash. Headquartered near London, England, Volt Europe offers IT services which include temporary IT contract consultants, specifically tailored recruitment services, and systems development, maintenance and technical support services. The Company borrowed $35.0 million under its revolving Credit Agreement to finance this acquisition.

Note H--Segment Disclosures

Financial data concerning the Company's sales and segment operating profit
(loss) by reportable operating segment for the three months ended January 28, 2000 and January 29, 1999 included on page 12 of this report are an integral part of these financial statements.

During the three months ended January 28, 2000, consolidated assets decreased by $8.8 million with no significant change in assets of any of the Company's operating segments.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 28, 2000 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 1999

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

The following summarizes the Company's unaudited results of operations by segment:

                                                       For the Three Months Ended
                                                       --------------------------
                                                       January           January
                                                       28, 2000          29, 1999
                                                       --------          --------
                                                         (Dollars in thousands)
Net Sales:
----------
Staffing Services                                     $390,857           $387,287
Telephone Directory                                     14,285             18,370
Telecommunications Services                             65,110             36,002
Computer Systems                                        15,686             30,674
Electronic Publication and Typesetting Systems          17,648             18,796
Elimination of intersegment sales                       (3,471)            (1,207)
                                                      --------           --------

Total Net Sales                                       $500,115           $489,922
                                                      ========           ========

Segment Operating Profit (Loss):
--------------------------------
Staffing Services                                     $  9,196           $  5,918
Telephone Directory                                     (3,448)            (1,333)
Telecommunications Services                              4,931              1,129
Computer Systems                                         1,133              1,449
Electronic Publication and Typesetting Systems            (451)              (411)
                                                      --------           --------
Total Segment Operating Profit                          11,361              6,752

General corporate expenses                              (3,677)            (3,373)
                                                      --------           --------
Total Operating Profit                                   7,684              3,379

Gain on sale of joint venture                                               1,272
Interest and other income - net                            490                482
Interest expense                                        (2,301)            (2,026)
Foreign exchange loss - net                               (183)              (129)
                                                      --------           --------

Income Before Income Taxes and
 Minority Interests                                   $  5,690           $  2,978
                                                      ========           ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 28, 2000 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 1999--Continued

Forward-Looking Statements Disclosure
-------------------------------------

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

-    the Company's dependence on third parties for some product components

- changes in laws, regulations and government policies, particularly in the area of staffing services and export controls

-    the Company's performance on contracts

- the degree and effects of inclement weather on the Telecommunications Services segment

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 28, 2000 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 1999--Continued

Forward-Looking Statements Disclosure--Continued
------------------------------------------------

-    the timing of customer acceptances of systems

- the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service

These and certain other factors are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1999, and from time to time hereafter in the Company's other reports filed with the Securities and Exchange Commission.

Results of Operations - Summary
-------------------------------

In the three-month period of fiscal 2000, net sales increased by $10.2 million, or 2%, to $500.1 million from the comparable period in fiscal 1999. The increase in 2000 net sales resulted primarily from a $29.1 million increase in sales by the Telecommunications Services segment and a $3.6 million increase in sales by the Staffing Services segment, partially offset by a decrease in sales of $15.0 million by the Computer Systems segment and decreases in sales by the other two segments.

The Company's 2000 pretax income before minority interests increased by $2.7 million, or 91%, to $5.7 million. The operating profit of the Company's segments increased by $4.6 million, or 68%, to $11.4 million in 2000. While the Telecommunications Services segment and Staffing Services segment significantly increased their operating profits, a decrease in the other three segments partially offset these gains.

Consolidated 1999 results included a gain on the sale of a joint venture of $1,272,000 (see Note E of Notes to Condensed Consolidated Financial Statements of this Report).

Net income in the first three months of 2000 was $3.6 million, compared with net income of $2.6 million in the first three months of 1999.

Results of Operations - By Segment
----------------------------------

Sales of the Staffing Services segment increased by $3.6 million, or 1%, to $390.9 million in 2000 and its operating profit increased by $3.3 million, or 55%, to $9.2 million, compared with $5.9 million in 1999. Traditional recruited and direct placement staffing revenue increased $42.2 million, or 16%, with approximately $35.2 million of the increase coming from sales with existing customers. This increase was substantially offset by a decrease in managed service revenue of $38.6 million, or 33%, due to an increase in the amount of associate vendors who have agreed to be paid subject to the receipt of the customers' payment to the Company. The increase in the segment's operating profit was due to the increase in higher margin traditional staffing sales. The increase in gross margin, due to the higher proportion of recruited and direct placement business, was partially offset by an increase in overhead to service customers. As a percentage of sales, operating margins increased from 1.5% to 2.4%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 28, 2000 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 1999--Continued

Results of Operations - By Segment--Continued
---------------------------------------------

The Telephone Directory segment's sales decreased by $4.1 million, or 22%, to $14.3 million in fiscal 2000 and its operating loss increased to $3.4 million in 2000 from a loss of $1.3 million in 1999. The sales decrease was primarily due to decreases in independent directory publishing sales of $2.2 million, which included the publication of the segment's toll-free directory, and printing sales in Uruguay of $1.4 million. The increase in operating loss was the result of the decreased sales, increased costs to reposition the segment's toll-free directory to a multi-media product and a charge of $867,000 for a customer receivable deemed uncollectable due to a bankruptcy filing.

The Telecommunications Services segment's sales increased by $29.1 million, or 81%, to $65.1 million in fiscal year 2000 and its operating profit increased by $3.8 million to $4.9 million in fiscal 2000 compared with $1.1 million in 1999. All of the segment's divisions reported significant increases in sales as a result of increased revenue from long-haul fiber optic and cross-connect box projects as well as additional increased business from several major customers. The increase in operating profit was the result of the increase in sales and a
7.6 percentage point reduction in overhead expressed as a percentage of sales, offset by a decrease in gross margins of 3.1 percentage points, primarily due to cost overruns on a Business Systems division's project.

The Computer Systems segment's sales decreased by $15.0 million, or 49%, to $15.7 million in 2000 and its operating profit decreased to $1.1 million from $1.5 million in 1999. The decreases were primarily due to the recognition in fiscal 1999 of the first phase of an operator services system in Holland which was accounted for under the completed contract method of accounting. Revenues and operating profit for this contract were $19.0 million and $2.3 million, respectively. The decreases in revenue and operating profit were partially offset in fiscal 2000 by an increase in customer utilization of the segment's DirectoryExpress system as well as increased workstation and software sales.

The Electronic Publication and Typesetting Systems segment's sales decreased by $1.1 million, or 6%, to $17.6 million in fiscal 2000, and its operating loss increased to $451,000 in 2000 from a loss of $411,000 in 1999. The decrease in sales resulted primarily from a decrease of domestic and international sales of systems and equipment. The lower sales were due to the postponement of capital expenditures due to Year 2000 issues, lower sales in Europe and adverse business conditions in Latin America and the Far East. The lower European sales resulted from reduced shipments of the segment's new Computer-to-Plate product in fiscal year 2000 compared with shipments in the 1999 first quarter of film imager products. The increase in operating loss was due to the lower sales volume partially offset by cost reductions, which lowered the segment's overhead by $418,000. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 2000 of equipment introduced within the last three years comprising approximately 88% of equipment sales. Although cost reductions are being realized, there can be no assurances that the segment will return to profitability within the near term.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 28, 2000 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 1999--Continued

Results of Operations - Other
-----------------------------

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Selling and administrative expenses increased by $2.2 million, or 14.2%, to $17.6 million in 2000 to support the increased sales levels. These expenses, expressed as a percentage of sales, were 3.5% in 2000 and 3.1% in 1999.

Research, development and engineering increased by $194,000, or 8%, to $2.6 million in 2000. The increase in 2000 was primarily due to product development in the Computer Systems segment offset by reductions in the other segments.

Depreciation and amortization increased by $273,000, or 5%, to $6.0 million in 2000. The 2000 increase was attributable to amortization of intangibles, due to acquisitions made in 1999.

Interest income decreased by $138,000, or 25%, to $422,000 in 2000, primarily due to a decrease of funds available for investment.

In the first quarter of 1999, the Company recognized $1,272,000 of a previously deferred $2.0 million gain on the sale in 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Company's Uruguayan division. During the 1999 first quarter, the venture repaid certain of its obligations. During the remainder of 1999, the venture repaid substantially all of the balance of its obligations.

The foreign exchange loss in the first quarter of 2000 was $183,000, compared to $129,000 in 1999. The losses were due to unfavorable currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency options are purchased, generally, on the last day of each quarter.

Interest expense increased by $275,000, or 14%, to $2.3 million in 2000. The increase is the result of the Company borrowing under its revolving Credit Agreement to finance the December 1998 acquisition of Volt Europe and to support the increased working capital requirements of the Company.

The Company's effective tax rate was increased to 40.7% in 2000 from 22.5% in 1999. The low effective tax rate in 1999 resulted from the non-taxable gain on the sale of a Brazilian joint venture.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital
--------------------------------

Cash and cash equivalents decreased by $4.4 million to $28.0 million in the three months ended January 28, 2000. Operating activities provided $8.4 million of cash flows in 2000. Primary among the factors providing cash flows from operating activities in 2000 were the Company's net income of $3.6 million, augmented by $6.0 million of depreciation and amortization, a decrease in the level of accounts receivable of $6.7 million and an increase of $13.5 million in customer advances and other liabilities. The principal use of cash in operating activities for the three months ended January 28, 2000 was $18.5 million to reduce the level of accounts payable and a $4.8 million reduction in income taxes payable.

The principal factor in the cash applied to investing activities of $8.2 million was the expenditure of $8.3 million for property, plant and equipment.

A repayment of $4.5 million of bank loans was the principal factor in the cash applied to financing activities of $4.6 million.

At January 28, 2000, the Company had $113.0 million of credit lines with banks, of which $75.0 million is under a revolving Credit Agreement that is not scheduled to expire until January 2002 and may, subject to meeting certain conditions, be renewed. An additional $25.0 million is under a credit agreement expiring in November 2000. The Company had total outstanding bank borrowings of $63.8 million at January 28, 2000 under these lines (see Note C in the Notes to Condensed Consolidated Financial Statements).

The Company believes that its current financial position, working capital, future cash flows and credit lines are sufficient to fund its presently contemplated operations and satisfy its debt obligations.

The Company is currently in the process of installing an Enterprise Resource Planning System for internal use to satisfy the Company's ongoing technology requirements. The cost incurred through January 28, 2000 of this new system, including the purchase and/or lease of software and hardware, three years of support and the initial implementation phase is $19.2 million, a significant portion of which has been capitalized and will be amortized over a seven year period. A significant portion of this amount has been financed over a three to four year period by vendors. In addition to the above, the Company has a commitment of $3.0 million for outside services to support the design, development and implementation stages. The Company has no other material capital commitments.

The Effect of New Accounting Pronouncements
-------------------------------------------

In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The provisions of SFAS No. 133 require companies to record all derivative instruments as assets or liabilities, measured at fair value. In June 1999, the FASB issued Statement 137, which deferred the effective date of SFAS No. 133. The Company does not expect the effects of adopting this new standard in fiscal 2001 will be material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Impact of Year 2000
-------------------

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology or non-information technology systems and believes those systems successfully responded to the Year 2000 date change. During the past three fiscal years, the Company expensed approximately $6.0 million in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:


Interest Rate Market Risk

The Company has cash equivalents on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $113 million. At January 28, 2000, the Company had borrowings totaling $63.8 million under these agreements. The interest rates on these borrowings are variable and, therefore, interest expense and interest income are affected by the general level of U.S. and foreign interest rates. Increases in interest expense resulting from an increase in interest rates would be offset to some extent by a corresponding increase in interest income from cash equivalents.

The Company's total long-term debt of $58.2 million at January 28, 2000 consists substantially of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not exposed to changes in interest rates in the near term.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan, and non-current investments consisting of a portfolio of equity securities. The total market value of these investments is $3.2 million and based on this value, the Company does not believe that its exposure to market risk from these investments is material.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar, which may impact reported earnings. The Company attempts to reduce these risks by utilizing foreign currency option contracts to hedge the adverse impact on foreign currency receivables and sales when the dollar strengthens against the related foreign currency. At January 28, 2000, the Company had purchased foreign currency options in the aggregate notional amount of $5.4 million, which approximated its exposure in foreign currencies at that date. The Company does not believe that it is exposed to material foreign exchange market risk.

PART II - OTHER INFORMATION

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

15.01      Letter from Ernst & Young LLP

15.02      Letter from Ernst & Young LLP regarding interim financial information

27.01      Financial Data Schedule (filed with electronic version only)

(b)     Reports on Form 8-K:

The only Report on Form 8-K filed during the quarter ended January 28, 2000 was a report dated November 16, 1999 (date of earliest event reported) reporting
Item 5, Other Events and Item 7, Financial Statements and Exhibits. No financial statements were filed with that Report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        VOLT INFORMATION SCIENCES, INC.
                                                 (Registrant)



                                        BY:/s/ JACK  EGAN
                                           --------------------------
Date:  March 9, 2000                       JACK  EGAN
                                           Vice President - Corporate Accounting
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER                 DESCRIPTION
------                 -----------
15.01     Letter from Ernst & Young LLP

15.02     Letter from Ernst & Young LLP regarding interim financial information.

27.01     Financial Data Schedule (filed with electronic version only).