Form 10-Q
period 2000-04-28
VOLT INFORMATION SCIENCES INC
filed 2000-06-09
CIK 103872

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Six Months Ended April 28, 2000

          Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                     to
                                ------------------    -------------------
Commission File No. 1-9232


                         VOLT INFORMATION SCIENCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                              13-5658129
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

560 Lexington Avenue, New York, New York                      10022
-----------------------------------------                   ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (212) 704-2400

                                 Not Applicable
       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   /X/        No   / /

The number of shares of common stock, $.10 par value, outstanding as of June 2, 2000 was 15,179,645.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Income - Six Months
         and Three Months Ended April 28, 2000 and April 30, 1999           3

         Condensed Consolidated Balance Sheets - April 28, 2000
         and October 29, 1999                                               4

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended April 28, 2000 and April 30, 1999                 5

         Notes to Condensed Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         12

Item 3.  Qualitative and Quantitative Disclosures about Market Risk        21

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               22


Item 6.  Exhibits and Reports on Form 8-K                                  23


SIGNATURE                                                                  24

PART I - FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                              Six  Months Ended                        Three  Months Ended
                                                        ------------------------------            ----------------------------
                                                         April 28,          April 30,             April 28,         April 30,
                                                           2000               1999                  2000              1999
                                                        ----------          ----------            --------        ------------
                                                                        (Dollars in thousands, except per share data)
NET SALES:
  Sales of services                                     $1,000,426          $  983,948            $517,914            $512,770
  Sales of products                                         35,823              38,247              18,220              19,503
                                                       -----------          ----------            --------            --------
                                                         1,036,249           1,022,195             536,134             532,273
                                                       -----------          ----------            --------            --------
COSTS AND EXPENSES:
  Cost of sales
    Services                                               934,301             934,408             478,506             482,649
    Products                                                21,061              23,035              10,615              11,782
  Selling and administrative                                40,467              34,187              22,843              18,755
  Research, development and engineering                      5,773               5,051               3,187               2,659
  Depreciation and amortization                             11,930              11,690               5,950               5,983
                                                       -----------          ----------            --------            --------
                                                         1,013,532           1,008,371             521,101             521,828
                                                       -----------          ----------            --------            --------

OPERATING PROFIT                                            22,717              13,824              15,033              10,445

OTHER INCOME (EXPENSE):
  Interest income                                              790                 946                 368                 386
  Other (loss) income - net                                   (456)                 69                (524)                147
  Gain on sale of joint venture--Note E                                          1,272
  Foreign exchange (loss) gain - net                           (79)               (208)                104                 (79)
  Interest expense                                          (4,455)             (4,105)             (2,154)             (2,079)
                                                       -----------          ----------            --------            --------

Income before income taxes and minority interests           18,517              11,798              12,827               8,820

Income tax provision                                        (7,661)             (4,130)             (5,344)             (3,461)
Minority interests in net loss
  of consolidated subsidiaries                                 484                 572                 239                 319
                                                       -----------          ----------            --------            --------

NET INCOME                                             $    11,340          $    8,240            $  7,722            $  5,678
                                                       ===========          ==========            ========            ========

                                                                                       Per Share Data
Basic:
  Net income per share                                       $0.75               $0.55               $0.51               $0.38
                                                        ==========          ==========          ==========          ==========

  Weighted average number of shares--Note F             15,080,214          15,018,426          15,119,373          15,025,345
                                                        ==========          ==========          ==========          ==========

Diluted:
  Net income per share                                       $0.74               $0.54               $0.50               $0.38
                                                        ==========          ==========          ==========          ==========

  Weighted average number of shares--Note F             15,254,728          15,129,750          15,333,917          15,089,546
                                                        ==========          ==========          ==========          ==========



See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                      April 28,      October 29,
                                                                                        2000            1999(a)
                                                                                      ---------        ---------
ASSETS                                                                                  (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                                            $ 32,717         $ 32,402
  Short-term investments                                                                  3,053            2,609
  Trade accounts receivable less allowances of $9,340 (2000) and $7,941 (1999)          366,933          364,461
  Inventories--Note B                                                                    73,504           61,116
  Deferred income taxes                                                                   4,454            6,874
  Prepaid expenses and other assets                                                      12,518            9,585
                                                                                       --------         --------
TOTAL CURRENT ASSETS                                                                    493,179          477,047
Investment in joint venture--Note E                                                       3,661            1,297
Investment in securities                                                                    318              162
Property, plant and equipment less allowances for depreciation and amortization
  of $57,257 (2000) and $55,937 (1999)--Note C                                           88,950           78,168
Deferred income taxes and other assets                                                   12,481           11,185
Intangible assets-net of accumulated amortization of $21,892 (2000) and
  $18,689 (1999)--Note G                                                                 47,283           50,470
                                                                                       --------         --------
                                                                                       $645,872         $618,329
                                                                                       ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks--Note C                                                       $ 81,722         $ 68,498
  Current portion of long-term debt--Note C                                              12,199           12,654
  Accounts payable                                                                      124,386          127,781
  Accrued wages and commissions                                                          50,971           49,209
  Other accruals                                                                         32,866           33,616
  Customer advances and other liabilities                                                34,316           22,442
  Income taxes                                                                            4,412           11,146
                                                                                       --------         --------
TOTAL CURRENT LIABILITIES                                                               340,872          325,346

LONG-TERM DEBT--Note C                                                                   44,496           45,728

MINORITY INTERESTS                                                                       16,563           17,259

STOCKHOLDERS' EQUITY--Notes C and D
  Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
  Common stock, par value $.10; Authorized--30,000,000 shares; issued and
    Outstanding--15,179,645 shares (2000) and 15,032,446 shares (1999)                    1,518            1,503
  Paid-in capital                                                                        40,218           37,696
  Retained earnings                                                                     202,557          191,217
  Accumulated other comprehensive loss                                                     (352)            (420)
                                                                                       --------         --------
                                                                                        243,941          229,996
                                                                                       --------         --------
                                                                                       $645,872         $618,329
                                                                                       ========         ========

(a) The Balance Sheet at October 29, 1999 has been derived from the audited financial statements at that date.


See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)




                                                                                Six Months Ended
                                                                             April          April
                                                                           28, 2000        30, 1999
                                                                           --------        --------
                                                                             (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income                                                                  $11,340         $ 8,240
Adjustments to reconcile net income to cash provided by (applied to)
  operating activities:
    Depreciation and amortization                                            11,930          11,690
    Gain on sale of joint venture                                                            (1,272)
    Equity in net loss of joint venture                                         428               6
    Minority interests                                                         (484)           (572)
    Accounts receivable provisions                                            4,214           1,990
    Loss (gain) on foreign currency translation                                  19            (166)
    Deferred income tax provision (benefit)                                   1,894            (695)
    Other                                                                        89             105
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                        (8,382)         (3,863)
      Increase in inventories                                               (12,388)         (9,236)
      Increase in prepaid expenses and other current assets                  (3,226)         (2,904)
      (Increase) decrease  in other assets                                     (920)             81
      Decrease in accounts payable                                           (2,731)            (52)
      Increase (decrease) in accrued expenses                                 2,223          (1,932)
      Increase in customer advances and other liabilities                    12,256           4,465
      Decrease in income taxes payable                                       (6,383)         (2,485)
                                                                           --------        --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                     9,879           3,400
                                                                           --------        --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                                  Six Months Ended
                                                                               ------------------------
                                                                                April            April
                                                                               28, 2000        30, 1999
                                                                               ---------       --------
                                                                                (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
  Sales of investments                                                           $ 1,857         $ 2,408
  Purchases of investments                                                        (2,165)         (3,101)
  Investment in joint venture                                                     (2,792)         (1,330)
  Acquisitions                                                                       (67)        (38,751)
  Proceeds from disposals of property, plant and equipment                           741             145
  Purchases of property, plant and equipment                                     (20,393)        (12,231)
  Other investments                                                                 (322)           (230)
                                                                                --------        --------
NET CASH APPLIED TO INVESTING ACTIVITIES                                         (23,141)        (53,090)
                                                                                --------        --------

CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES
  Payment of long-term debt                                                       (1,955)           (699)
  Exercise of stock options                                                        1,979              21
  Increase in notes payable to banks                                              13,678          42,027
                                                                                --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         13,702          41,349
                                                                                --------        --------

Effect of exchange rate changes on cash                                             (125)            447
                                                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 315          (7,894)

Cash and cash equivalents, beginning of period                                    32,402          31,625
                                                                                --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $32,717         $23,731
                                                                                ========        ========


SUPPLEMENTAL INFORMATION
Cash paid during the period:
  Interest, including $362 capitalized in 2000 and $58 capitalized in 1999       $ 4,909         $ 4,150
  Income taxes, net of refunds                                                   $11,657         $ 6,216

Obligation incurred in connection with the purchase and support of
  an Enterprise Resource Planning System                                                         $ 4,334


See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at April 28, 2000, consolidated results of operations for the six and three months ended April 28, 2000 and April 30, 1999 and consolidated cash flows for the six months ended April 28, 2000 and April 30, 1999. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 29, 1999. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Friday nearest October 31. The 2000 fiscal year will contain 53 weeks (one additional week in the fourth quarter) compared with fiscal year 1999.

Note B--Inventories

Inventories consist of:

                                       April        October
                                      28, 2000      29, 1999
                                      --------      --------
                                      (Dollars in thousands)
Services:
  Accumulated unbilled costs on:

Service contracts                      $61,572       $50,079
                                       -------       -------

Products:
  Materials                              7,303         6,205
  Work-in-process                        2,129         1,910
  Service parts                          1,007         1,170
  Finished goods                         1,493         1,752
                                       -------       -------
                                        11,932        11,037
                                       -------       -------

Total                                  $73,504       $61,116
                                       =======       =======


The cumulative amounts billed, principally under service contracts at April 28, 2000 and October 29, 1999, of $13.5 million and $2.5 million respectively, are credited against the related costs in inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Long-Term Debt and Financial Arrangements

Long-term debt consists of the following:

                                                    April               October
                                                  28, 2000             29, 1999
                                                  --------             --------
                                                      (Dollars in thousands)

7.92% Senior Notes (a)                             $50,000              $50,000
Term loan (b)                                        2,850                3,300
Notes and other obligations payable (c) & (d)        3,845                5,082
                                                   -------              -------
                                                    56,695               58,382
Less amounts due within one year                    12,199               12,654
                                                   -------              -------
Total long-term debt                               $44,496              $45,728
                                                   =======              =======

(a) On August 28, 1996, the Company issued $50.0 million of Senior Notes in a private placement with institutional investors. The notes bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments beginning in August 2000. In March 2000, the Company entered into a series of interest rate swap agreements, which effectively converted these notes, through their maturity, from fixed to floating rate debt. The swap rates are based on LIBOR, reset quarterly, and averaged 7.0% at April 28, 2000. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants. One such covenant requires the Company to maintain a level of consolidated net worth which, under a formula, was $138.1 million at April 28, 2000. However, the terms of the Company's revolving Credit Agreement required the Company to maintain a consolidated net worth of $154.8 million at April 28, 2000 (see below).

(b) In October 1994, the Company entered into a $10.0 million loan agreement with Fleet Bank, which is secured by a deed of trust on land and buildings (book value at April 28, 2000 - $13.4 million). The loan, which bears interest at 7.86% per annum, requires principal payments of $225,000 per quarter and a final payment of $1.7 million in October 2001.

(c) A loan of $2.5 million from the Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The loan, with a balance of $499,000 at April 28, 2000, is guaranteed by the Company, and is being repaid in semi-annual payments of $249,000, plus interest calculated at LIBOR (6.25% at April 28, 2000) plus 0.25%, through March 15, 2001.

(d) On February 9, 1999, the Company entered into a $5.6 million Installment Payment Agreement to purchase and maintain an Enterprise Resource Planning System for internal use. The system has been capitalized and will be amortized over a seven year period. The Agreement provides for amortization of interest, calculated at 6%, and principal amortization in five equal annual installments of $1.3 million; the first payment was made in February 1999, with the final payment due in February 2003.

In addition, on July 2, 1997, the Company entered into a $75.0 million, three-year, syndicated, unsecured, revolving Credit Agreement ("Credit Agreement") with a group of banks for which The Chase Manhattan Bank ("Chase") and Fleet Bank, N.A. are serving as co-agents. In December 1998, the Company amended and restated the Credit Agreement to extend it to January 2002. Borrowings under the facility bear interest at various interest rates, with the Company having the option to select the most favorable rate at the time of borrowing. The Credit Agreement provides for, among other things, the maintenance of various financial ratios and covenants, including a requirement that the Company maintain consolidated net worth (as defined) of $110.0 million, plus 50% of consolidated net income for each completed fiscal year (resulting in a requirement at April 28, 2000 to maintain

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Long-Term Debt and Financial Arrangements--Continued

consolidated net worth of $154.8 million), and certain limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness and liens and as to sales of assets. On November 29, 1999, the Company entered into an additional $25 million, syndicated unsecured revolving credit agreement with a group of banks and the same co-agents and terms as the Credit Agreement. This agreement expires on November 27, 2000. The Company had total outstanding bank borrowings of $81.7 million at April 28, 2000, of which $75.5 million was borrowed under the two credit agreements.


Note D--Stockholders' Equity

Changes in the major components of stockholders' equity for the six months ended April 28, 2000 are as follows:

                                                       Common        Paid-In       Retained
                                                        Stock        Capital       Earnings
                                                       ------        -------       --------
                                                               (Dollars in thousands)

Balance at October 29, 1999                             $1,503       $37,696       $191,217
Net income for the six months                                                        11,340
Issuance of 24,939 shares to ESOP                            2           556
Stock options exercised - 122,260 shares                    13         1,966
                                                        ------       -------       --------
Balance at April 28, 2000                               $1,518       $40,218       $202,557
                                                        ======       =======       ========


Another component of stockholders' equity, the accumulated other comprehensive loss, consists of cumulative unrealized foreign currency translation adjustments of $92,000 and $62,000 at April 28, 2000 and October 29, 1999, respectively, and unrealized losses in marketable securities of $260,000 and $358,000 at April 28, 2000 and October 29, 1999, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive income as follows:

                                                                      Six Months Ended           Three Months Ended
                                                                  -----------------------     ------------------------
                                                                  April 28,     April 30,     April 28,      April 30,
                                                                   2000           1999          2000           1999
                                                                  -------        ------        ------        -------
                                                                                 (Dollars in thousands)

Net income                                                        $11,340        $8,240        $7,722        $5,678
Foreign currency translation adjustments - net                        (30)         (118)          (68)          (42)
Unrealized gains (losses) on marketable securities - net               98          (634)           (6)         (223)
                                                                  -------        ------        ------        ------
Total comprehensive income                                        $11,408        $7,488        $7,648        $5,413
                                                                  =======        ======        ======        ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Joint Ventures

The Company owns a 50% interest in westVista Advertising Services, a joint venture with a subsidiary of TELUS Corporation. The venture was formed in fiscal 1998 for the acquisition or establishment and subsequent operation of one or more businesses engaged in the publication of telephone directories in the western United States. During fiscal 1999, the venture made its first acquisition, purchasing eleven community Yellow Pages directories at a cost of $2.6 million. On March 2, 2000, the venture acquired seven additional community Yellow Pages directories at a cost of $4.8 million. In the first six months of fiscal 2000, sales of the venture were $93,700 and the Company's portion of the loss sustained was $428,000.

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

                                                         Six Months Ended                      Three Months Ended
                                                     -----------------------------       -----------------------------
                                                     April 28,          April 30,         April 28,        April 30,
                                                        2000              1999              2000              1999
                                                     -----------       -----------       -----------       -----------
                                                               (Dollars in thousands, except per share data)
Numerator for basic and diluted earnings
per share - net income (A)                               $11,340            $8,240            $7,722            $5,678
                                                         =======            ======            ======            ======

Denominator for basic earnings per share -
weighted average number of shares (B)                 15,080,214        15,018,426        15,119,373        15,025,345

Effect of dilutive securities:
Employee stock options                                   174,514           111,324           214,544            64,201
                                                      ----------        ----------        ----------        ----------


Denominator for diluted earnings per share -
adjusted weighted average number of shares (C)        15,254,728        15,129,750        15,333,917        15,089,546
                                                      ==========        ==========        ==========        ==========

Basic net income per share - (A)/(B)                       $0.75             $0.55             $0.51             $0.38
                                                           =====             =====             =====             =====

Diluted net income per share - (A)/(C)                     $0.74             $0.54             $0.50             $0.38
                                                           =====             =====             =====             =====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Per Share Data--Continued

Other options to purchase 29,000 and 590,778 shares of the Company's common stock were outstanding at April 28, 2000 and April 30, 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common stock and, therefore, the effect would be antidilutive.

Note G--Acquisitions

In December 1999, the Company completed its purchase of the Wired Services and Professional Staffing divisions of two Lucent Technologies subsidiaries. The Wired Services division installs cable, wire and small telecommunications systems for businesses, and the Professional Staffing division provides technical, management and administrative personnel for temporary assignments. The Company paid cash for inventory and equipment, with limited additional consideration due based on future sales of the Wired Services division. The amounts paid and payable are not considered material to the Company.

In December 1998, the Company acquired Gatton Computing Group Limited, now known as Volt Europe, a provider of Information Technology ("IT") contractor resourcing services and IT managed services in the United Kingdom and continental Europe. The purchase price was $35.9 million in cash. Headquartered near London, England, Volt Europe offers IT services which include temporary IT contract consultants, specifically tailored recruitment services, and systems development, maintenance and technical support services. The Company borrowed $35.0 million under the Credit Agreement to finance this acquisition.

Note H--Segment Disclosures

Financial data concerning the Company's sales and segment operating profit
(loss) by reportable operating segment for the six and three months ended April 28, 2000 and April 30, 1999 included on page 12 of this report are an integral part of these financial statements.

During the six months ended April 28, 2000, consolidated assets increased by $27.5 million, primarily as a result of increased accounts receivable and inventories in the Telecommunications Services and Telephone Directory segments, as well as corporate capitalized costs related to the installation of an Enterprise Resource Planning system. These increases were partially offset by a decrease in the Staffing Services' accounts receivable.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED APRIL 28, 2000 COMPARED
TO THE SIX MONTHS AND THREE MONTHS ENDED APRIL 30, 1999

The information which appears below relates to current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations and no inferences as to future operations should be drawn.

The following summarizes the Company's unaudited results of operations by segment:

                                                          For the Six Months Ended            For the Three Months Ended
                                                        ------------------------------        --------------------------
                                                         April 28,         April 30,          April 28,        April 30,
                                                            2000               1999             2000             1999
                                                        -----------        -----------        ---------        ---------
                                                                               (Dollars in thousands)
Net Sales
---------

Staffing Services                                       $  804,634        $  818,288        $ 413,777        $ 431,001
Telephone Directory                                         34,915            35,366           20,630           16,996
Telecommunications Services                                136,681            81,228           71,571           45,226
Computer Systems                                            31,954            51,994           16,268           21,320
Electronic Publication and Typesetting Systems              35,914            38,364           18,266           19,568
Elimination of intersegment sales                           (7,849)           (3,045)          (4,378)          (1,838)
                                                        ----------        ----------        ---------        ---------

Total Net Sales                                         $1,036,249        $1,022,195        $ 536,134        $ 532,273
                                                        ==========        ==========        =========        =========

Segment Operating Profit (Loss):
--------------------------------

Staffing Services                                       $   22,441        $   16,236        $  13,245        $  10,318
Telephone Directory                                         (4,294)           (1,762)            (846)            (429)
Telecommunications Services                                 10,466             4,410            5,535            3,281
Computer Systems                                             2,421             3,123            1,288            1,674
Electronic Publication and Typesetting Systems                (726)           (1,080)            (275)            (669)
                                                        ----------        ----------        ---------        ---------
Total Segment Operating Profit                              30,308            20,927           18,947           14,175

General corporate expenses                                  (7,591)           (7,103)          (3,914)          (3,730)
                                                        ----------        ----------        ---------        ---------
Total Operating Profit                                      22,717            13,824           15,033           10,445

Interest and other income (loss)- net                          334             1,015             (156)             533
Gain on sale of joint venture                                                  1,272
Foreign exchange (loss) gain - net                             (79)             (208)             104              (79)
Interest expense                                            (4,455)           (4,105)          (2,154)          (2,079)
                                                        ----------        ----------        ---------        ---------

Income Before Income Taxes and Minority Interests       $   18,517        $   11,798        $  12,827        $   8,820
                                                        ==========        ==========        =========        =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS AND THREE MONTHS ENDED APRIL 28, 2000 COMPARED
TO THE SIX MONTHS AND THREE MONTHS ENDED APRIL 30, 1999 --Continued

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

Although the Company believes that its expectations are based on reasonable assumptions, these forward- looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

-        general economic, competitive and other business conditions

- the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's products and services

- material changes in demand from larger customers, including those with which the Company has national contracts

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

- changes in laws, regulations and government policies, particularly in the area of staffing services and export controls

-        the Company's performance on contracts

- the degree and effects of inclement weather on the Telecommunications Services segment

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 28, 2000 COMPARED
TO THE SIX MONTHS ENDED APRIL 30, 1999

Forward-Looking Statements Disclosure--Continued

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

Results of Operations - Summary

In the six-month period of fiscal 2000, net sales were $1.0 billion. Sales increased from the comparable period in fiscal 1999 by $14.1 million, or 1%. The increase in 2000 net sales resulted primarily from a $55.5 million increase in sales by the Telecommunications Services segment, partially offset by a decrease in sales of $20.0 million by the Computer Systems segment and a $13.7 million decrease by the Staffing Services segment.

The Company's pretax income before minority interests increased by $6.7 million, or 57%, to $18.5 million in 2000. The operating profit of the Company's segments increased by $9.4 million, or 45%, to $30.3 million in 2000. The increase in operating profit resulted primarily from a $6.2 million increase by the Staffing Services segment and a $6.1 million increase by the Telecommunications Services segment, partially offset by a $2.5 million decrease by the Telephone Directory segment.

Consolidated 1999 results included a gain on the sale of a joint venture of $1.3 million (see Note E of Notes to Consolidated Financial Statements of this Report).

Results of Operations - By Segment

Sales of the Staffing Services segment decreased by $13.7 million, or 2%, to $804.6 million in 2000 and its operating profit increased by $6.2 million, or 38%, to $22.4 million, compared with $16.2 million in 1999. High-margin recruited revenue increased $75.8 million, or 13%, with approximately $63.6 million of the increase coming from sales with existing customers, partially the result of enhanced run rates under two contracts. This increase was more than offset by a decrease in managed service revenue of $89.4 million, or 36%, due primarily to an increase in the number of associate vendors who have agreed, under non-recourse agreements, to be paid subject to the receipt of the customers' payment to the Company, the revenue from which is not required to be reported as sales. Total invoicing to customers increased by 7% to $999.4 million in the six months of fiscal 2000. The increase in the segment's operating profit was due to the increase in higher margin traditional staffing sales. The increase in gross margin, due to the higher proportion of recruited and direct placement business, was partially offset by an increase in overhead to service customers. As a percentage of sales, operating margins increased from 2.0% to 2.8%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 28, 2000 COMPARED
TO THE SIX MONTHS ENDED APRIL 30, 1999--Continued

Results of Operations - By Segment--Continued

The Telephone Directory segment's sales decreased by $451,000, or 1%, to $34.9 million in fiscal 2000 and its operating loss increased to $4.3 million in 2000 from a loss of $1.8 million in 1999. The sales decrease was primarily due to decreases in printing sales in Uruguay of $1.3 million and the segment's Viewtech division sales of $969,000, partially offset by an increase in independent directory publishing sales of $1.0 million, which included the publication of the segment's toll-free directory. The increase in operating loss was the result of the decreased sales, increased costs, including a revised compensation structure, resulting from strategic initiatives in publishing yellow page directories designed to increase future advertising revenue and a charge of $867,000, in the first quarter, for a Viewtech customer receivable deemed uncollectable due to a bankruptcy filing.

The Telecommunications Services segment's sales increased by $55.5 million, or 68%, to $136.7 million in fiscal year 2000 and its operating profit increased by $6.1 million, or 137%, to $10.5 million in fiscal 2000 compared to $4.4 million in 1999. All of the segment's divisions reported significant increases in sales as a result of increased revenue from long-haul fiber optic projects and cross-connect box projects, as well as additional increased business from several major customers. The increase in operating profit was the result of the increase in sales and a decrease in overhead of 6.7 percentage points partially offset by a decrease in gross margins of 3.6 percentage points, primarily due to reserves booked for cost overruns on one of the Business Systems division's projects.

The Computer Systems segment's sales decreased by $20.0 million, or 39%, to $32.0 million in 2000 and its operating profit decreased to $2.4 million from $3.1 million in 1999. The decrease was primarily due to the recognition in fiscal 1999 of an operator services system in Holland, which was accounted for under the completed contract method of accounting. Revenues for this contract were $25.9 million. The decreases in revenue and operating profit were partially offset in fiscal 2000 by an increase in customer utilization of the segment's transaction-based DirectoryExpress/InfoExpress systems, which passed the ten million monthly transaction mark, as well as increased workstation and software sales.

The Electronic Publication and Typesetting Systems segment's sales decreased by $2.5 million, or 6%, to $35.9 million in fiscal 2000 and its operating loss decreased by $354,000, or 33%, to $726,000. The decrease in sales resulted primarily from a decrease of domestic and international sales of systems and equipment. The lower sales were due to the postponement of capital expenditures due to Year 2000 issues during the first quarter, lower sales in Europe and continuing adverse business conditions in Latin America and the Far East. The lower European and domestic sales resulted from reduced shipments of the segment's new Computer-to-Plate product in fiscal year 2000 compared with shipments in 1999 of film imager products. The decrease in operating loss was due to an increase in service and support gross margins of 10.5 percentage points due to lower spare parts and warranty costs and cost reductions, which decreased overhead by $874,000. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 2000 of equipment introduced within the last three years comprising approximately 91% of equipment sales. Although cost reductions are being realized, there can be no assurances that the segment will return to profitability within the near term.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 28, 2000 COMPARED
TO THE SIX MONTHS ENDED APRIL 30, 1999--Continued

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting results of operations for the six-month period were:

Selling and administrative expenses increased by $6.3 million, or 18%, to $40.5 million in 2000 to support the increased sales activities of the Staffing Services and Telecommunications Services segments and initiatives taken by the Telephone Directory segment. These expenses, expressed as a percentage of sales, were 3.9% in 2000 and 3.3% in 1999.

Research, development and engineering increased by $722,000, or 14%, to $5.8 million in 2000. The increase in 2000 was primarily due to product development in the Computer Systems segment offset by reductions in the other segments.

Depreciation and amortization increased by $240,000, or 2%, to $11.9 million in 2000. The 2000 increase was attributable to amortization of intangibles, due to acquisitions made during fiscal 1999.

Interest income decreased by $156,000, or 16%, to $790,000 in 2000, primarily due to a decrease in funds available for investment.

The other loss of $456,000 in fiscal 2000 is primarily due to the Company's share in the start-up losses of its new joint venture, westVista Advertising Services.

In the first quarter of 1999, the Company recognized $1.3 million of a previously deferred $2.0 million gain on the sale in 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Uruguayan division. During the 1999 first quarter, the venture repaid certain of its obligations. During the remainder of 1999, the venture repaid substantially all of the balance of its obligations.

The foreign exchange loss in fiscal 2000 was $79,000, compared to $208,000 in 1999. This decrease was due to favorable currency movements in the European markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign receivables, sales and firm commitments, foreign currency options are generally purchased on the last day of each quarter.

Interest expense increased by $350,000, or 9%, to $4.5 million in 2000. The increase is the result of the Company's borrowing under its revolving Credit Agreement to finance the December 1998 acquisition of Volt Europe and to support the increased working capital requirements of the Company and higher interest rates, partially offset by a decrease in financing costs incurred by the Company's Uruguayan division.

The Company's effective tax rate was increased to 41.4% in 2000 from 35% in 1999. The lower effective tax rate in 1999 resulted from the non-taxable gain on the sale of a Brazilian joint venture.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 28, 2000 COMPARED
TO THE THREE MONTHS ENDED APRIL 30, 1999

Results of Operations - Summary

In the second quarter of fiscal 2000, net sales increased from the comparable period in fiscal 1999 by $3.9 million, or 1%, to $536.1 million. The increase in 2000 net sales resulted primarily from a $26.3 million increase in sales by the Telecommunications Services segment, partially offset by a decrease in sales of $17.2 million by the Staffing Services segment and a $5.1 million decrease by the Computer Systems segment.

The Company's pretax income before minority interests increased by $4.0 million, or 45%, to $12.8 million in 2000. The operating profit of the Company's segments increased by $4.8 million, or 34%, to $18.9 million in 2000. The increase in operating profit resulted primarily from a $2.9 million increase by the Staffing Services segment and a $2.3 million increase by the Telecommunications Services segment.

Results of Operations - By Segment

Sales of the Staffing Services segment decreased by $17.2 million, or 4%, to $413.8 million in 2000 and its operating profit increased by $2.9 million, or 28%, to $13.2 million, compared with $10.3 million in 1999. High-margin recruited revenue increased $33.6 million, or 11%, with approximately $28.4 million of the increase coming from sales with existing customers, partially the result of enhanced run rates under two contracts. This increase was more than offset by a decrease in managed service revenue of $50.8 million, or 39%, due primarily to an increase in the number of associate vendors who have agreed, under non-recourse agreements, to be paid subject to the receipt of the customers' payment to the Company, revenue which is not required to be reported as sales. Total invoicing to customers increased by 4% to $515.9 million in the second quarter of fiscal 2000. The increase in the segment's operating profit was due to the increase in higher margin traditional staffing sales. The increase in gross margin, due to the higher proportion of recruited and direct placement business, was partially offset by an increase in overhead to service customers. As a percentage of sales, operating margins increased from 2.4% to 3.2%.

The Telephone Directory segment's sales increased by $3.6 million, or 21%, to $20.6 million in fiscal 2000, and its operating loss increased to $846,000 in 2000 from a loss of $429,000 in 1999. The sales increase was primarily due to increases in independent directory publishing sales of $3.2 million. The increase in operating loss was the result of a decrease in gross margin and an increase in overhead due to higher costs resulting from strategic initiatives in publishing community yellow page directories designed to increase future advertising revenue.

The Telecommunications Services segment's sales increased by $26.3 million, or 58%, to $71.6 million in fiscal year 2000, and its operating profit increased by $2.3 million, or 69%, to $5.5 million in fiscal 2000 compared to $3.3 million in 1999. All of the segment's divisions reported significant increases in sales as a result of increased revenue from long-haul fiber optic projects, cross-connect box projects and the new wired services division. The increase in operating profit was the result of the increase in sales and a decrease in overhead of 6.1 percentage points partially offset by a decrease in gross margins of 3.9 percentage points, primarily in the Business Systems division.

The Computer Systems segment's sales decreased by $5.1 million, or 24%, to $16.3 million in 2000 and its operating profit decreased by 23% to $1.3 million from $1.7 million in 1999. The decrease in sales was primarily due to the recognition, in the second quarter of fiscal 1999, of an operator services system in Holland of $7.1 million, which was accounted for under the completed contract method of accounting. An increase in customer utilization of the segment's transaction-based DirectoryExpress/InfoExpress systems, as well as

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 28, 2000 COMPARED
TO THE THREE MONTHS ENDED APRIL 30, 1999--Continued

Results of Operations - By Segment -- Continued

increased workstation and software sales, contributed to the segment's operating profit.

The Electronic Publication and Typesetting Systems segment's sales decreased by $1.3 million, or 7%, to $18.3 million in fiscal 2000 and its operating loss decreased by $394,000, or 59%, to $275,000 in fiscal 2000. The decrease in sales resulted primarily from a 7% decrease in both customer service/support sales and systems/equipment sales. The lower systems and equipment sales were due to reduced shipments in the United States and Europe of the segment's new Computer-to-Plate product in fiscal year 2000 compared with shipments in the 1999 second quarter of film imager products and continuing adverse business conditions in the Far East. The decrease in customer service and support sales was due to a decline in service contracts issued as a result of the lower systems and equipment sales. The decrease in operating loss was due to an increase in service and support gross margins of 13.6 percentage points due to lower spare parts and warranty costs. A staff reduction and other cost-containment measures decreased overhead by $470,000.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting results of operations for the three-month periods were:

Selling and administrative expenses increased by $4.1 million, or 22%, to $22.8 million in 2000 to support the increased sales activities and initiatives taken by the Telephone Directory segment. These expenses, expressed as a percentage of sales, were 4.3% in 2000 and 3.5% in 1999.

Research, development and engineering increased by $528,000, or 20%, to $3.2 million in 2000. The increase in 2000 was primarily due to product development in the Computer Systems segment offset by reductions in the other segments.

Interest income decreased by $18,000, or 5%, to $368,000 in 2000, primarily due to a decrease in funds available for investment.

The other loss of $524,000 in fiscal 2000 is primarily due to the Company's share in the start-up losses of its new joint venture, westVista Advertising Services.

The foreign exchange gain in fiscal 2000 was $104,000, compared to a loss of $79,000 in 1999, as a result of favorable currency movements in the European markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign receivables, sales and firm commitments, foreign currency options are generally purchased on the last day of each quarter.

Interest expense increased by $75,000, or 4%, to $2.2 million in 2000. The increase is the result of the Company's borrowing under its revolving Credit Agreement to support the increased working capital requirements of the Company and higher interest rates, partially offset by a decrease in financing costs incurred by the Company's Uruguayan division and the effect of interest rate swap agreements.

The Company's effective tax rate was increased to 41.7% in 2000 from 39.2% in 1999. The lower effective tax rate in 1999 resulted from increased profits from foreign subsidiaries, which are taxed at a lower rate, and higher general business tax credits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital

Cash and cash equivalents increased by $315,000 to $32.7 million in the six months ended April 28, 2000. Primary among the factors providing $9.9 million in cash from operating activities was the Company's net income of $11.3 million, augmented by $11.9 million of depreciation and amortization and a $12.3 million increase in customer advances and other liabilities. The principal uses of cash in operating activities were increases in the levels of inventory of $12.4 million and accounts receivable of $8.4 million and a decrease in income taxes payable of $6.4 million.

The principal use of cash applied in investing activities of $23.1 million was the expenditure of $20.4 million for property, plant and equipment and $2.8 million for investments in joint ventures.

Financing activities provided $13.7 million of cash from the increase in bank borrowings principally to support the increased working capital requirements of the Company and for additional investments in the Company's joint ventures.

At April 28, 2000, the Company had $112.7 million of credit lines with banks, of which $75 million is under a revolving Credit Agreement that is not scheduled to expire until January 2002 and may, subject to meeting certain conditions, be renewed and $25.0 million is under a credit agreement expiring in November 2000. The Company had total outstanding bank borrowings of $81.7 million at April 28, 2000 under these lines (see Note C in the Notes to Condensed Consolidated Financial Statement).

The Company believes that its current financial position, working capital, future cash flows and credit lines will be sufficient to fund its presently contemplated operations and satisfy its debt obligations.

The Company is currently in the process of installing a front-end system that will provide enhanced financial, accounting, human resources, customer and management reporting. The cost incurred through April 28, 2000 for this new enterprise resource planning system, including the purchase and/or lease of software and hardware, three years of support and the initial implementation phase was $21.4 million, a significant portion of which has been capitalized and will be amortized over a seven year period. A significant portion of this amount has been financed over a three to four year period by vendors (see Note C in the Notes to Condensed Consolidated Financial Statements). In addition to the above, the Company has a commitment of $2.5 million for outside services to support the design, development and implementation stages. The Company has no other material capital commitments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

The Effect of New Accounting Pronouncements

In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The provisions of SFAS No. 133 require companies to record all derivative instruments as assets or liabilities, measured at fair value. In June 1999, the FASB issued Statement 137, which deferred the effective date of SFAS No. 133. The Company does not expect that the effects of adopting this new standard in fiscal 2001 will be material.

Impact of Year 2000

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

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:


Interest Rate Market Risk

The Company has cash equivalents on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $112.7 million. At April 28, 2000, the Company had borrowings totaling $81.7 million under these agreements. The interest rates on these borrowings are variable and, therefore, interest expense and interest income are affected by the general level of U.S. and foreign interest rates. Increases in interest expense resulting from an increase in interest rates should be offset to some extent by a corresponding increase in interest income from cash equivalents.

In March 2000, the Company entered into a series of interest rate swap agreements which effectively converted $50.0 million of its $56.7 million of long-term debt, through its maturity, from fixed to floating rate debt. Therefore, interest expense on this debt is affected by the general level of interest rates.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan, and non-current investments consisting of a portfolio of equity securities. The total market value of these investments is $3.4 million; $3.1 million of these investments are held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar, which may impact reported earnings. The Company attempts to reduce these risks by borrowing funds in local currency to reduce net assets and the exposure of these assets to currency fluctuations (but which may result in higher interest costs), and by utilizing foreign currency option contracts to hedge the adverse impact on foreign currency receivables and sales when the dollar strengthens against the related foreign currency. At April 28, 2000, the Company had purchased foreign currency options in the aggregate notional amount of $5.0 million, which approximated its exposure in foreign currencies at that date. The Company does not believe that it is exposed to material foreign exchange market risk.

PART II - OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2000 Annual Meeting of Shareholders held on April 18, 2000, shareholders:

(a) elected the following to serve as directors of the Company until the 2002 Annual Meeting of the Shareholders by the following votes:

                             For             Vote Withheld
                             ---             -------------
Steven A. Shaw            13,123,472            178,416

Irwin B. Robins           13,124,979            176,909

Lloyd Frank               13,124,928            176,960

Mark Kaplan               13,125,544            176,344

(b) ratified the action of the Board of Directors in appointing Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending November 3, 2000 by the following vote:

For: 13,290,723             Against:  3,772            Abstain:  7,393

There were no broker non-votes on any of the matters voted upon.

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

15.01    Letter from Ernst & Young LLP

15.02    Letter from Ernst & Young LLP regarding interim financial information.

27.01    Financial Data Schedule (filed with electronic version only).

 (b)   Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter ended April 28, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      VOLT INFORMATION SCIENCES, INC.
                                              (Registrant)



                                      BY: /s/ JACK EGAN
                                          -------------------------------------
Date:  June 8, 2000                       JACK EGAN
                                          Vice President - Corporate Accounting
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

15.01            Letter from Ernst & Young LLP

15.02            Letter from Ernst & Young LLP regarding interim financial information.

27.01            Financial Data Schedule (filed with electronic version only).