Form 10-Q
period 2000-07-28
VOLT INFORMATION SCIENCES INC
filed 2000-09-08
CIK 103872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Nine Months Ended July 28, 2000

               Or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from                  to
                              -----------------    -----------------

Commission File No. 1-9232


                          VOLT INFORMATION SCIENCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


          New York                               13-5658129
-------------------------------              -------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

560 Lexington Avenue, New York, New York            10022
---------------------------------------------    -------------
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

The number of shares of common stock, $.10 par value, outstanding as of September 1, 2000 was 15,206,730.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS


         PART I - FINANCIAL INFORMATION
         Item 1.           Financial Statements

                           Condensed Consolidated Statements of  Income - Nine Months
                           and Three Months Ended July 28, 2000 and July 30, 1999                                  3

                           Condensed Consolidated Balance Sheets - July 28, 2000
                           and October 29, 1999                                                                    4

                           Condensed Consolidated Statements of Cash Flows -
                           Nine Months Ended July 28, 2000 and July 30, 1999                                       5

                           Notes to Condensed Consolidated Financial Statements                                    7

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                              12

         Item 3.           Qualitative and Quantitative Disclosures About Market Risk                             22

         PART II - OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K                                                       23


         SIGNATURE                                                                                                24

PART I - FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                      Nine Months Ended                   Three Months Ended
                                                               ------------------------------       -----------------------------
                                                                    July 28,         July 30,           July 28,         July 30,
                                                                       2000             1999               2000             1999
                                                                -----------     ------------         ----------        ---------
                                                                           (Dollars in thousands, except per share data)
NET SALES:
  Sales of services                                              $1,516,401       $1,527,429           $515,975         $543,481
  Sales of products                                                  57,068           54,781             21,245           16,534
                                                               ------------    -------------        -----------     ------------
                                                                  1,573,469        1,582,210            537,220          560,015
                                                               ------------    -------------        -----------     ------------
COSTS AND EXPENSES:
  Cost of sales
    Services                                                      1,408,141        1,443,123            473,840          508,715
    Products                                                         34,208           33,089             13,147           10,054
  Selling and administrative                                         64,736           54,137             24,269           19,950
  Research, development and engineering                               7,293            7,639              1,520            2,588
  Depreciation and amortization                                      18,437           17,581              6,507            5,891
                                                               ------------    -------------        -----------     ------------
                                                                  1,532,815        1,555,569            519,283          547,198
                                                               ------------    -------------        -----------     ------------


OPERATING PROFIT                                                     40,654           26,641             17,937           12,817

OTHER INCOME (EXPENSE):
  Interest income                                                     1,209            1,320                419              374
  Other (loss) income - net                                            (354)             148                102               79
  Gain on sale of  joint venture -- note E                                             2,049                                 777
  Foreign exchange gain (loss) - net                                    177             (485)               256             (277)
  Interest expense                                                   (6,945)          (6,136)            (2,490)          (2,031)
                                                               ------------    -------------        -----------     ------------

Income before income taxes and minority interests                    34,741           23,537             16,224           11,739


Income tax provision                                                (14,261)          (9,000)            (6,600)          (4,870)
Minority interests in net loss
  of consolidated subsidiaries                                          690            1,405                206              833
                                                               ------------    -------------        -----------     ------------

NET INCOME                                                          $21,170          $15,942             $9,830           $7,702
                                                               ============    =============        ===========     ============

                                                                                          Per Share Data
                                                                                          --------------
Basic:
  Net income per share                                                $1.40            $1.06              $0.65            $0.51
                                                               ============    =============        ===========     ============

  Weighted average number of shares--Note F                      15,117,007       15,020,861         15,190,594       15,025,729
                                                               ============    =============        ===========     ============

Diluted:
  Net income per share                                                $1.38            $1.05              $0.64            $0.51
                                                               ============    =============        ===========     ============

  Weighted average number of shares--Note F                      15,307,433       15,137,847         15,412,843       15,154,039
                                                               ============    =============        ===========     ============

See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                                          July 28,   October 29,
                                                                                                             2000       1999 (a)
                                                                                                       ----------    -----------
     ASSETS                                                                                               (Dollars in thousands)
     CURRENT ASSETS
       Cash and cash equivalents                                                                         $23,482         $32,402
       Short-term investments                                                                              3,386           2,609
       Trade accounts receivable less allowances of $9,553 (2000) and $7,941 (1999)                      387,187         364,461
       Inventories--Note B                                                                                75,919          61,116
       Deferred income taxes                                                                               2,688           6,874
       Prepaid expenses and other assets                                                                  15,997           9,585
                                                                                                      ----------     -----------
     TOTAL CURRENT ASSETS                                                                                508,659         477,047

     Investment in joint venture--Note E                                                                   3,995           1,297
     Investment in securities                                                                                304             162
     Property, plant and equipment less allowances for depreciation and amortization
       of $59,317 (2000) and $55,937 (1999)--Note C                                                       90,810          78,168
     Deferred income taxes and other assets                                                               11,433          11,185
     Intangible assets-net of accumulated amortization of $23,496 (2000) and
       $18,689 (1999)--Note G                                                                             46,038          50,470
                                                                                                      ----------     -----------

                                                                                                        $661,239        $618,329
                                                                                                      ==========     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Notes payable to banks--Note C                                                                    $94,098         $68,498
       Current portion of long-term debt--Note C                                                          12,199          12,654
       Accounts payable                                                                                  119,143         127,781
       Accrued wages and commissions                                                                      50,600          49,209
       Other accruals                                                                                     30,023          33,616
       Customer advances and other liabilities                                                            34,985          22,442
       Income taxes                                                                                        5,403          11,146
                                                                                                      ----------     -----------
     TOTAL CURRENT LIABILITIES                                                                           346,451         325,346

     LONG-TERM DEBT--Note C                                                                               44,271          45,728

     MINORITY INTERESTS                                                                                   16,356          17,259

     STOCKHOLDERS' EQUITY--Notes C and D
       Preferred stock, par value $1.00; Authorized--500,000 shares;
         issued--none
       Common stock, par value $.10; Authorized--30,000,000 shares;
         issued and Outstanding--15,203,530 shares (2000) and
         15,032,446 shares (1999)                                                                          1,521           1,503
       Paid-in capital                                                                                    40,758          37,696
       Retained earnings                                                                                 212,387         191,217
       Accumulated other comprehensive loss                                                                 (505)           (420)
                                                                                                      ----------     -----------
                                                                                                         254,161         229,996
                                                                                                      ----------     -----------

                                                                                                        $661,239        $618,329
                                                                                                      ==========     ===========

     (a) The Balance Sheet at October 29, 1999 has been derived from the audited financial statements at that date.
           See accompanying notes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                          Nine Months Ended
                                                                                                    ---------------------------
                                                                                                      July 28,          July 30,
                                                                                                         2000              1999
                                                                                                    ---------         ---------
                                                                                                       (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income                                                                                           $ 21,170          $ 15,942
Adjustments to reconcile net income to cash provided by (applied to)
  operating activities:
    Depreciation and amortization                                                                      18,437            17,581
    Gain on sale of joint venture                                                                                        (2,049)
    Equity in net loss of joint venture                                                                    94                34
    Minority interests                                                                                   (690)           (1,405)
    Accounts receivable provisions                                                                      6,243             3,361
    Loss (gain) on foreign currency translation                                                           231              (109)
    Deferred income taxes                                                                               4,630              (250)
    Other                                                                                                  96               137
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                                 (30,600)          (47,577)
      Increase in inventories                                                                         (14,803)          (14,098)
      Increase in prepaid expenses and other current assets                                            (6,851)           (2,523)
      (Increase) decrease in other assets                                                                (280)              436
      (Decrease) increase in accounts payable                                                          (8,603)            6,081
      (Decrease) increase in accrued expenses                                                          (1,075)            8,759
      Increase in customer advances and other liabilities                                              13,000             8,742
      Decrease in income taxes payable                                                                 (5,744)           (3,518)
                                                                                                     --------          --------

NET CASH APPLIED TO OPERATING ACTIVITIES                                                               (4,745)          (10,456)
                                                                                                     --------          --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued



                                                                                                          Nine Months Ended
                                                                                                    ---------------------------
                                                                                                      July 28,          July 30,
                                                                                                         2000              1999
                                                                                                    ---------         ---------
                                                                                                       (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
  Sales of investments                                                                                 11,937             3,579
  Purchases of investments                                                                            (12,860)           (4,610)
  Investment in joint venture                                                                          (2,792)           (1,330)
  Acquisitions                                                                                           (426)          (38,533)
  Proceeds from disposals of property, plant and equipment                                                815               230
  Purchases of property, plant and equipment                                                          (27,239)          (18,248)
  Other                                                                                                   (47)             (247)
                                                                                                    ---------         ---------
NET CASH APPLIED TO INVESTING ACTIVITIES                                                              (30,612)          (59,159)
                                                                                                    ---------         ---------

CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES
   Payment of long-term debt                                                                           (2,179)             (924)
   Exercise of stock options                                                                            2,522                40
   Increase in notes payable to banks                                                                  26,347            61,273
                                                                                                     --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                              26,690            60,389
                                                                                                     --------          --------

Effect of exchange rate changes on cash                                                                  (253)              339
                                                                                                    ---------         ---------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                                              (8,920)           (8,887)

Cash and cash equivalents, beginning of period                                                         32,402            31,625
                                                                                                     --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                             $ 23,482          $ 22,738
                                                                                                     ========          ========


SUPPLEMENTAL INFORMATION
Cash paid during the period:
Interest, including $662 capitalized in 2000 and $145 capitalized in 1999                            $  6,571          $  5,121
Income taxes, net of refunds                                                                         $ 14,463          $ 11,671


Obligation incurred in connection with the purchase and support of
    an Enterprise Resource Planning System                                                                             $  4,334

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at July 28, 2000, consolidated results of operations for the nine and three months ended July 28, 2000 and July 30, 1999 and consolidated cash flows for the nine months ended July 28, 2000 and July 30, 1999. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

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

Note B--Inventories

Inventories consist of:
                                                                                       July 28,       October 29,
                                                                                          2000              1999
                                                                                       --------       ----------
                                                                                         (Dollars in thousands)
Services:
  Accumulated unbilled costs on service contracts                                      $63,371           $50,079
                                                                                       -------          --------

Products:
  Materials                                                                              8,388             6,205
  Work-in-process                                                                        1,975             1,910
  Service parts                                                                            941             1,170
  Finished goods                                                                         1,244             1,752
                                                                                       -------          --------
                                                                                        12,548            11,037
                                                                                       -------          --------

Total                                                                                  $75,919           $61,116
                                                                                       =======           =======

The cumulative amounts billed, principally under service contracts at July 28, 2000 and October 29, 1999, of $8.8 million and $2.5 million, respectively, are credited against the related costs in inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Long-Term Debt and Financial Arrangements

Long-term debt consists of the following:

                                                            July 28,              October 29,
                                                               2000                     1999
                                                           --------               ----------
                                                                  (Dollars in thousands)
7.92% Senior Notes (a)                                      $50,000                  $50,000
Term loan (b)                                                 2,625                    3,300
Notes and other obligations payable (c) & (d)                 3,845                    5,082
                                                            -------                  -------
                                                             56,470                   58,382
Less amounts due within one year                             12,199                   12,654
                                                            -------                  -------
Total long-term debt                                        $44,271                  $45,728
                                                            =======                  =======

(a) On August 28, 1996, the Company issued $50.0 million of Senior Notes in a private placement with institutional investors. The notes bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments beginning in August 2000. In March 2000, the Company entered into a series of interest rate swap agreements, which effectively converted these notes, through their maturity, from fixed to floating rate debt. The swap rates are based on LIBOR, reset quarterly, and averaged 7.0% at July 28, 2000. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants. One such covenant requires the Company to maintain a level of consolidated net worth which, under a formula, was $138.1 million at July 28, 2000. However, the terms of the Company's revolving Credit Agreement required the Company to maintain a consolidated net worth of $154.8 million at July 28, 2000 (see below).

(b) In October 1994, the Company entered into a $10.0 million loan agreement with Fleet Bank, which is secured by a deed of trust on land and buildings (book value at July 28, 2000 - $13.4 million). The loan, which bears interest at 7.86% per annum, requires principal payments of $225,000 per quarter and a final payment of $1.7 million in October 2001.

(c) A loan of $2.5 million from The Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The loan, with a balance of $498,666 at July 28, is guaranteed by the Company, and is being repaid in semi-annual payments of $249,000, plus interest calculated at LIBOR (6.53% per annum at July 28, 2000) plus 0.25%, through March 15, 2001.

(d) On February 9, 1999, the Company entered into a $5.6 million Installment Payment Agreement to purchase and maintain an Enterprise Resource Planning System for internal use. The system has been capitalized and will be amortized over a seven year period. The Agreement provides for amortization of interest, calculated at 6% per annum, and principal amortization in five equal annual installments of $1.3 million; the first payment was made in February 1999, with the final payment due in February 2003.

In addition, on July 2, 1997, the Company entered into a $75.0 million, three-year, syndicated, unsecured, revolving credit agreement ("Multi-year Revolver") with a group of banks for which The Chase Manhattan Bank ("Chase") and Fleet Bank, N.A. are serving as co-agents. In December 1998, the Company amended and restated the Multi-year Revolver extending it to January 2002. Borrowings under the facility bear interest at various interest rates, with the Company having the option to select the most favorable rate at the time of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Long-Term Debt and Financial Arrangements--Continued

borrowing. The Multi-year Revolver provides for, among other things, the maintenance of various financial ratios and covenants, including a requirement that the Company maintain consolidated net worth (as defined) of $110.0 million, plus 50% of consolidated net income for each completed fiscal year (resulting in a requirement at July 28, 2000 to maintain consolidated net worth of $154.8 million), and certain limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, grant liens and sell assets.

On November 29, 1999, the Company entered into an additional $25 million, 364 day, syndicated unsecured revolving credit agreement ("364-day Revolver") with a group of banks and the same co-agents and terms as the Multi-year Revolver.

On August 17, 2000, the Company amended and reduced its $75.0 million Multi-year Revolver to $72.5 million and increased its $25.0 million 364-day Revolver to $72.5 million. The Company from time to time, may also borrow under uncommitted facilities from various banks. The Company had total outstanding bank borrowings of $94.1 million at July 28, 2000, of which $69.7 million was borrowed under the two revolvers and $20.0 million was borrowed under uncommitted facilities.

Note D--Stockholders' Equity

Changes in the major components of stockholders' equity for the nine months ended July 28, 2000 are as follows:

                                                                           Common             Paid-In             Retained
                                                                            Stock             Capital             Earnings
                                                                          -------             -------             --------
                                                                                          (Dollars in thousands)
Balance at October 29, 1999                                                $1,503             $37,696            $191,217
Net income for the nine months                                                                                     21,170
Issuance of  24,939 shares to ESOP                                              2                 556
Stock options exercised - 146,150 shares                                       16               2,506
                                                                          -------            --------            --------
Balance at July 28, 2000                                                   $1,521             $40,758            $212,387
                                                                          =======            ========            ========

Another component of stockholders' equity, the accumulated other comprehensive loss, consists of cumulative unrealized foreign currency translation adjustments of $236,000 and $62,000 at July 28, 2000 and October 29, 1999, respectively, and unrealized losses in marketable securities of $269,000 and $358,000 at July 28, 2000 and October 29, 1999, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive income as follows:

                                                                      Nine Months Ended                   Three Months Ended
                                                                   ------------------------          --------------------------
                                                                   July 28,         July 30,         July 28,           July 30,
                                                                      2000             1999             2000               1999
                                                                   -------          -------          -------            -------
                                                                                     (Dollars in thousands)
Net income                                                         $21,170           $15,942            9,830            $7,702
Foreign currency translation adjustments - net                        (174)              (46)            (144)               72
Unrealized gains (losses) on marketable securities - net                89              (674)              (9)              (40)
                                                                   -------           -------          -------            ------
Total comprehensive income                                         $21,085           $15,222          $ 9,677            $7,734
                                                                   =======           =======          =======            ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Joint Ventures

The Company owns a 50% interest in westVista Advertising Services, a joint venture with a subsidiary of TELUS Corporation. The venture was formed in fiscal 1998 for the acquisition or establishment and subsequent operation of one or more businesses engaged in the publication of telephone directories in the western United States. During fiscal 1999, the venture made its first acquisition, purchasing eleven community Yellow Pages directories at a cost of $2.6 million. On March 2, 2000, the venture acquired seven additional community Yellow Pages directories at a cost of $4.8 million. In the first nine months of fiscal 2000, sales of the venture were $1.5 million and the Company's portion of the loss sustained was $94,000.

In the nine months and third quarter of 1999, the Company recognized $2.0 million and $777,000, respectively, of a previously deferred gain on the sale in 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Company's Uruguayan division. During fiscal 1999, the venture repaid substantially all of the balance of its obligations.

Note F--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options are excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                                   Nine Months Ended                  Three Months Ended
                                                             ----------------------------       ----------------------------
                                                                 July 28,        July 30,           July 28,        July 30,
                                                                   2000            1999               2000            1999
                                                             -----------       ----------       -----------       ----------
Denominator for basic earnings per share -
weighted average number of shares                             15,117,007       15,020,861        15,190,594       15,025,729

Effect of dilutive securities:
    Employee stock options                                      190,426           116,986           222,249          128,310
                                                              ---------        ----------        ----------       ----------

Denominator for diluted earnings per share -
Adjusted weighted average number of shares                    15,307,433       15,137,847        15,412,843       15,154,039
                                                              ==========       ==========        ==========       ==========

Other options to purchase 53,450 and 177,960 shares of the Company's common stock were outstanding at July 28, 2000 and July 30, 1999, respectively, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company's common stock and, therefore, the effect of inclusion would have been antidilutive.

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

In December 1998, the Company acquired Gatton Computing Group Limited, now known as Volt Europe, a provider of Information Technology ("IT") contractor resourcing services and IT managed services in the United Kingdom and continental Europe. The purchase price was $35.9 million in cash. Headquartered near London, England, Volt Europe offers IT services which include temporary IT contract consultants, specifically tailored recruitment services, and systems development, maintenance and technical support services. The Company borrowed $35.0 million under the Multi-year Revolver to finance this acquisition.

Note H--Segment Disclosures

Financial data concerning the Company's sales and segment operating profit
(loss) by reportable operating segment for the nine and three months ended July 28, 2000 and July 30, 1999 included on page 12 of this report are an integral part of these financial statements.

During the nine months ended July 28, 2000, consolidated assets increased by $42.9 million, primarily as a result of increased accounts receivable and inventories in the Telecommunications Services and Telephone Directory segments, as well as corporate capitalized costs related to the installation of an Enterprise Resource Planning system.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED JULY 28, 2000 COMPARED
TO THE NINE MONTHS AND THREE MONTHS ENDED JULY 30, 1999

The information which appears below relates to current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations and no inferences as to future operations should be drawn.

The following summarizes the Company's unaudited results of operations by segment:

                                                                      For the Nine Months Ended       For the Three Months Ended
                                                                     ---------------------------     ---------------------------
                                                                      July 28,          July 30,         July 28,        July 30,
                                                                         2000              1999             2000            1999
                                                                    ---------        ----------         --------       ---------
                                                                                   (Dollars in thousands)
Net Sales:
---------

Staffing Services
    Traditional Staffing                                             $997,230          $888,168         $341,028        $314,720
    Managed Services                                                  503,985           568,165          160,746         204,239
                                                                    ---------        ----------         --------       ---------
    Total Gross Sales                                               1,501,215         1,456,333          501,774         518,959
    Less: Non-recourse Managed Services                              (296,265)         (185,709)        (101,458)        (66,623)
                                                                    ---------        ----------         --------       ---------
    Net Staffing Services Sales                                     1,204,950         1,270,624          400,316         452,336
Telephone Directory                                                    62,818            65,239           27,903          29,873
Telecommunications Services                                           213,759           130,494           77,078          49,266
Computer Systems                                                       47,051            66,670           15,097          14,676
Electronic Publication and Typesetting Systems                         57,165            54,947           21,251          16,583
Elimination of intersegment sales                                     (12,274)           (5,764)          (4,425)         (2,719)
                                                                    ---------        ----------         --------       ---------

Total Net Sales                                                    $1,573,469        $1,582,210         $537,220        $560,015
                                                                   ==========        ==========         ========        ========

Segment Operating Profit (Loss):
--------------------------------

Staffing Services                                                     $35,839           $27,589          $13,398         $11,353
Telephone Directory                                                    (3,412)              (31)             882           1,731
Telecommunications Services                                            16,919             9,786            6,453           5,376
Computer Systems                                                        3,500             2,723            1,079            (400)
Electronic Publication and Typesetting Systems                           (946)           (3,276)            (220)         (2,196)
                                                                    ---------        ----------         --------       ---------
Total Segment Operating Profit                                         51,900            36,791           21,592          15,864

General corporate expenses                                            (11,246)          (10,150)          (3,655)         (3,047)
                                                                    ---------        ----------         --------       ---------
Total Operating Profit                                                 40,654            26,641           17,937          12,817

Interest and other income - net                                           856             1,468              522             453
Gain on sale of joint venture                                                             2,049                              777
Foreign exchange gain (loss) - net                                        176              (485)             255            (277)
Interest expense                                                       (6,945)           (6,136)          (2,490)         (2,031)
                                                                    ---------        ----------         --------       ---------

Income Before Income Taxes and Minority Interests                     $34,741           $23,537          $16,224         $11,739
                                                                    =========        ==========         ========       =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS AND THREE MONTHS ENDED JULY 28, 2000 COMPARED
TO THE NINE MONTHS AND THREE MONTHS ENDED JULY 30, 1999--Continued

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

Although the Company believes that its expectations are based on reasonable assumptions, these forward- looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

-    general economic, competitive and other business conditions

- the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's products and services

- material changes in demand from larger customers, particularly those with which the Company has national contracts

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

-    the Company's dependence on third parties for some product components

- changes in laws, regulations and government policies, particularly in the area of staffing services and export controls

-    the Company's performance on contracts

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 28, 2000 COMPARED
TO THE NINE MONTHS ENDED JULY 30, 1999

Forward-Looking Statements Disclosure--Continued

- the degree and effects of inclement weather on the Telecommunications Services segment

-    the timing of customer acceptances of systems

- the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service

These and certain other factors are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1999 and from time to time hereafter in the Company's other reports filed with the Securities and Exchange Commission.

Results of Operations - Summary

In the nine-month period of fiscal 2000, net sales were $1.6 billion. Sales decreased from the comparable period in fiscal 1999 by $8.7 million, or 1%. The decrease in net sales resulted primarily from a decrease in sales of $65.7 million by the Staffing Services segment and a $19.6 million decrease by the Computer Systems segment, partially offset by a $83.3 million increase in sales by the Telecommunications Services segment.

The operating profit of the Company's segments increased by $15.1 million, or 41%, to $51.9 million in the 2000 nine month period. The increase in operating profit resulted primarily from an $8.3 million increase by the Staffing Services segment and a $7.1 million increase by the Telecommunications Services segment.

The Company's pretax income before minority interests increased by $11.2 million, or 48%, to $34.7 million in the first nine months of fiscal 2000. Consolidated 1999 results included a gain on the sale of a joint venture of $2.0 million (see Note E of Notes to Condensed Consolidated Financial Statements of this report).

The independent yellow page directory publishing division of the Company's Telephone Directory segment has modified its long-term strategy to promote increased profitability in the future. Specific initiatives include the rescoping of certain directories to respond to changing demographics, publishing of its second major city directory in 2001 to support its surrounding suburban directories, and the introduction of several new community directories to strengthen its position in certain geographic areas. In addition, its sales staff has been strengthened and marketing and advertising expenditures have increased. While the Company believes these initiatives should enable the division to return to historical or greater profit levels in 2001 and thereafter, the immediate costs of these initiatives will continue to significantly reduce the division's and segment's profitability in fiscal year 2000.

Primarily as a result of the reduced earnings of the Telephone Directory segment, the Company expects that consolidated earnings for the fourth quarter of fiscal 2000 will approximate consolidated earnings for the fourth quarter of fiscal 1999. However, short-term implementation costs associated with a new accounting and back office PeopleSoft Enterprise Resource Planning ("ERP") system could also impact fourth quarter results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 28, 2000 COMPARED
TO THE NINE MONTHS ENDED JULY 30, 1999

Results of Operations - By Segment

Sales of the Staffing Services segment decreased by $65.7 million, or 5%, to $1.2 billion in 2000 and its operating profit increased by $8.3 million, or 30%, to $35.8 million, compared with $27.6 million in 1999. The sales decrease was caused by a reduction in Managed Services revenue of $174.7 million, or 46%, due primarily to an increase in the number of associate vendors who have agreed, under arrangements that are considered non-recourse against the Company, to be paid subject to the receipt of the customers' payment to the Company, the revenue from which is excluded from sales, and a reduction in the use of associate vendors by one of the Company's largest Managed Services clients. These revenue decreases were offset, in part, by an increase in sales of $109.1 million, or 12%, in traditional staffing business. Operating margins rose from 2.2% to 3.0% for the entire segment and from 3.1% to 3.6% excluding Managed Services revenue. An increased mix of higher margin recruited business in both the Technical and Commercial divisions of the segment and strong growth in permanent placements contributed to higher margins and higher operating profit for this segment.

The Telephone Directory segment's sales decreased by $2.4 million, or 4%, to $62.8 million in fiscal 2000 and its operating loss increased to $3.4 million in 2000 from $31,000 in 1999. The sales decrease was primarily due to decreases in printing sales in Uruguay of $1.7 million and the segment's Viewtech division sales of $1.7 million partially offset by an increase in independent directory publishing sales of $821,000, which included the publication of the segment's toll-free directory. The increase in operating loss was the result of the decreased sales and increased costs, including a revised compensation structure, resulting from strategic initiatives by the segment's independent yellow page directory division designed to increase future advertising revenue, and a charge of $867,000, in the first quarter, for a Viewtech customer receivable deemed uncollectable due to a bankruptcy filing.

The Telecommunications Services segment's sales increased by $83.3 million, or 64%, to $213.8 million in fiscal year 2000 and its operating profit increased by $7.1 million, or 73%, to $16.9 million in fiscal 2000 compared to $9.8 million in 1999. All of the segment's divisions reported significant increases in sales as a result of increased revenue from long-haul fiber optic projects and cross-connect box projects, as well as additional increased business from several major customers. The increase in operating profit was the result of the increase in sales and a decrease in overhead of 3.5 percentage points partially offset by a decrease in gross margins of 4.5 percentage points, primarily due to amounts recorded in the first quarter for cost overruns on one of the Business Systems division's projects, the completion of low-margin government contract work and integration costs for the Lucent Wired Services Division acquired in late December 1999.

The Computer Systems segment's sales decreased by $19.6 million, or 29%, to $47.1 million in the first nine months of 2000 and its operating profit increased to $3.5 million from $2.7 million in the first nine months of 1999. The sales decrease was primarily due to the recognition in fiscal 1999 of an operator services system in Holland, which was accounted for under the completed contract method of accounting. Revenues for this contract were $25.9 million. The decreases in revenue were partially offset and the operating profit was increased in fiscal 2000 by an increase in customer utilization of the segment's transaction-based DirectoryExpress/InfoExpress systems, which outsource the segment's directory database to telephone companies, as well as increased workstation and software sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 28, 2000 COMPARED
TO THE NINE MONTHS ENDED JULY 30, 1999--Continued

Results of Operations - By Segment--Continued

The Electronic Publication and Typesetting Systems segment's sales increased by $2.2 million, or 4%, to $57.2 million in fiscal 2000 and its operating loss decreased by $2.3 million, or 71%, to $946,000. The increase in sales resulted from higher domestic and international sales of systems and equipment, primarily due to sales of the segment's new wide Computer-to-Plate imagers to Latin American and European customers. The decrease in operating loss was due to the increase in sales, an increase in service and support gross margins of
9.2 percentage points due to lower spare parts and warranty costs, partially offset by a decrease in systems and equipment gross margins of 4.5 percentage points due to price discounting in response to competition and higher manufacturing costs. Operating expenses decreased by $1.3 million due to cost reductions. Included in each of the nine month periods are amortization charges of $1.6 million related to goodwill which will be fully amortized at the end of the 2001 first quarter. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 2000 of equipment introduced within the last three years comprising approximately 94% of equipment sales. Although cost reductions are being realized, there can be no assurances that the segment will return to profitability within the near term.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting results of operations for the nine-month period were:

Selling and administrative expenses increased by $10.6 million, or 20%, to $64.7 million in 2000 to support the increased sales activities of the Staffing Services and Telecommunications Services segments, initiatives taken by the Telephone Directory segment, and costs associated with a new accounting and back office ERP system. These expenses, expressed as a percentage of sales, were 4.1% in 2000 and 3.4% in 1999.

Research, development and engineering decreased by $346,000, or 5%, to $7.3 million in the first nine months of fiscal 2000. The decrease in 2000 was primarily due to a reduction in product development in the Electronic Publication and Typesetting Systems segment as new products were completed and introduced to customers partially offset by increased development costs associated with the Computer Systems segment.

Depreciation and amortization increased by $856,000, or 5%, to $18.4 million in the first nine months of fiscal 2000. The increase was attributable to amortization of intangibles due to acquisitions made during fiscal 1999 and an increase in depreciation due to the new ERP system.

Interest income decreased by $111,000, or 8%, to $1.2 million in the first nine months of fiscal 2000, primarily due to a decrease in funds available for investment.

The other loss of $354,000 in fiscal 2000 is primarily due to an increase in sundry expenses, including the Company's share in the start-up losses of its new joint venture, westVista Advertising Services, during the first six months of the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 28, 2000 COMPARED
TO THE NINE MONTHS ENDED JULY 30, 1999--Continued

Results of Operations - Other--Continued

In the first nine months of fiscal 1999, the Company recognized $2.0 million of a previously deferred gain on the sale in 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Uruguayan division. During 1999, the venture repaid substantially all of the balance of its obligations.

The foreign exchange gain in fiscal 2000 was $177,000, compared to a loss of $485,000 in the comparable nine month period of fiscal 1999, as a result of favorable currency movements in the European markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign receivables, sales and firm commitments, foreign currency options are generally purchased and settled on the last day of each quarter.

Interest expense increased by $809,000, or 13%, to $6.9 million in 2000. The increase is the result of higher borrowing under the Company's revolving credit agreements to finance the December 1998 acquisition of Volt Europe and to support the increased working capital requirements of the Company and higher interest rates, partially offset by a decrease in financing costs incurred by the Company's Uruguayan division.

The Company's effective tax rate was increased to 41.0% in 2000 from 38.2% in 1999. The lower effective tax rate in 1999 resulted from the non-taxable gain on the sale of a Brazilian joint venture.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 28, 2000 COMPARED
TO THE THREE MONTHS ENDED JULY 30, 1999

Results of Operations - Summary

In the third quarter of fiscal 2000, net sales decreased from the comparable period in fiscal 1999 by $22.8 million, or 4%, to $537.2 million. The decrease in net sales resulted primarily from a $52.0 million decrease in sales by the Staffing Services segment, partially offset by an increase in sales of $27.8 million by the Telecommunications Services segment and a $4.7 million increase by the Electronic Publication and Typesetting Systems segment.

The operating profit of the Company's segments increased by $5.7 million, or 36%, to $21.6 million in 2000. The increase in operating profit resulted primarily from a $2.0 million increase by the Staffing Services segment, a $2.0 million improvement by the Electronic Publication and Typesetting Systems segment, a $1.5 million improvement by the Computer Systems segment and a $1.1 million increase by the Telecommunications Services segment.

The Company's pretax income before minority interests increased by $4.5 million, or 38%, to $16.2 million in the third quarter of fiscal 2000. Consolidated 1999 third quarter results included a gain on the sale of a joint venture of $777,000 (see Note E of Notes to Condensed Consolidated Financial Statements of this report).

Results of Operations - By Segment

Sales of the Staffing Services segment decreased by $52.0 million, or 12%, to $400.3 million in the third quarter of fiscal 2000 and its operating profit increased by $2.0 million, or 18%, to $13.4 million, compared with $11.4 million in the third quarter of fiscal 1999. The sales decrease was caused by a reduction in Managed Services revenue of $78.3 million, or 57%, due primarily to an increase in the number of associate vendors who have agreed, under arrangements that are considered non-recourse against the Company, to be paid subject to the receipt of the customers' payment to the Company, the revenue from which is excluded from sales, and a reduction in the use of associate vendors by one of the Company's largest Managed Services clients. These revenue decreases were offset, in part, by an increase in sales of $26.3 million, or 8%, in traditional staffing business. Operating margins rose from 2.5% to 3.3% for the entire segment and from 3.6% to 3.9% excluding Managed Services revenue. An increased mix of higher margin recruited business in both the Technical and Commercial divisions of the segment and strong growth in permanent placements contributed to higher margins and higher operating profit for this segment.

The Telephone Directory segment's sales decreased by $2.0 million, or 7%, to $27.9 million in the third quarter of fiscal 2000 and its operating profit decreased by $849,000 to $882,000. These decreases were primarily due to reduced emphasis on prepress production business, lower sales by its Viewtech division and significantly higher expenditures resulting from various strategic initiatives designed to increase future advertising revenue and enhance the long-term value and profits of its independent yellow page publishing business.

The Telecommunications Services segment's sales increased by $27.8 million, or 56%, to $77.1 million in the third quarter of fiscal year 2000, and its operating profit increased by $1.1 million, or 20%, to $6.5 million in fiscal 2000 compared to $5.4 million in the third quarter of fiscal 1999. All of the segment's divisions reported increases in sales as a result of increased revenue from long-haul fiber optic projects, cross-connect box projects

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 28, 2000 COMPARED
TO THE THREE MONTHS ENDED JULY 30, 1999--Continued

Results of Operations - By Segment--Continued

and the new wired services division. The increase in operating profit was the result of the increase in sales partially offset by a decrease in gross margins of 6.0 percentage points, due to the completion of low-margin government contract work and integration costs for the Lucent Wired Services Division acquired in late December 1999.

The Computer Systems segment's sales increased by $421,000, or 3%, to $15.1 million in 2000 and its operating profit was $1.1 million in 2000 compared to a loss of $400,000 in 1999. The increase in sales was primarily due to an increase in customer utilization of the segment's transaction-based DirectoryExpress/InfoExpress systems, which contributed to the segment's operating profit. The number of transactions billed for this outsourcing of its directory database to telephone companies increased from 46 million in the second quarter of fiscal year 2000 to 51 million in the third quarter of fiscal year 2000.

The Electronic Publication and Typesetting Systems segment's sales increased by $4.7 million, or 28%, to $21.3 million in fiscal 2000 and its operating loss decreased by $2.0 million, or 90%, to $220,000 in fiscal 2000. The increase in sales resulted from an increase of $4.9 million, or 47%, in sales of systems and equipment primarily due to sales of the segment's new wide Computer-to-Plate (CTP) imagers to Latin American and European customers. The decrease in operating loss was due to an increase in sales and an increase in service and support gross margins of 6.6 percentage points due to lower spare parts and warranty costs. A staff reduction and other cost-containment measures decreased overhead by $381,000. Included in each of the three month periods are amortization charges of $534,000 related to goodwill which will be fully amortized at the end of the 2001 first quarter.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting results of operations for the three-month periods were:

Selling and administrative expenses increased by $4.3 million, or 22%, to $24.3 million in the third quarter of fiscal 2000 due to initiatives taken by the Telephone Directory segment and costs associated with a new accounting and back office ERP. These expenses, expressed as a percentage of sales, were 4.5% in 2000 and 3.6% in 1999.

Research, development and engineering decreased by $ 1.1 million, or 5%, to $1.5 million in the third quarter of fiscal 2000. The decrease in fiscal 2000 was primarily due to reductions by the Electronic Publication and Typesetting Systems segment and Computer Systems segment as new products and services were completed and introduced to customers.

Depreciation and amortization increased by $616,000, or 10%, to $6.5 million in the third quarter of fiscal 2000. The increase was attributable to amortization of intangibles due to acquisitions made during fiscal 1999 and an increase in depreciation due to the new ERP system.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Interest income increased by $45,000, or 12%, to $419,000 in the third quarter of fiscal 2000, primarily due to an increase in funds available for investment.

Other income increased by $23,000 to $102,000 in the third quarter of fiscal 2000, primarily due to the inclusion of the Company's share in the income of its new joint venture, westVista Advertising Services.

The foreign exchange gain in the third quarter of fiscal 2000 was $256,000, compared to a loss of $277,000 in the comparable period in 1999, as a result of favorable currency movements in the European markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign receivables, sales and firm commitments, foreign currency options are generally purchased and settled the last day of each quarter.

Interest expense increased by $459,000, or 23%, to $2.5 million in the third quarter of fiscal 2000. The increase is the result of higher borrowing under the Company's revolving credit agreements to support the increased working capital requirements of the Company and higher interest rates, partially offset by the effect of interest rate swap agreements.

The Company's effective tax rate decreased to 40.7% in 2000 from 41.5% in 1999.

Liquidity and Sources of Capital

Cash and cash equivalents decreased by $8.9 million in the nine months ended July 28, 2000. Operating activities used $4.7 million in cash in 2000. The principal uses of cash in operating activities for the nine months ended July 28, 2000 were increases in accounts receivable of $30.6 million and inventories of $14.8 million and a decrease in accounts payable of $8.6 million. Primary factors providing cash flows to operating activities were the Company's net income of $21.2 million, augmented by $18.4 million of depreciation and amortization and a $13.0 million increase in customer advances and other liabilities.

The principal use of cash applied in investing activities of $30.6 million was the expenditure of $27.2 million for property, plant and equipment and $2.8 million for investments in joint ventures.

Financing activities provided $26.7 million of cash from the increase in bank borrowings principally to support the increased working capital requirements of the Company and for additional investments in the Company's joint ventures.

At July 28, 2000, the Company had $112.5 million of credit lines with banks, of which $75 million is under a revolving credit agreement ("Multi-year Revolver") that is not scheduled to expire until January 2002 and may, subject to meeting certain conditions, be renewed and $25.0 million is under a 364-day revolving credit agreement ("364-day Revolver") expiring in November 2000. The Company had total outstanding bank borrowings of $74.1 million at July 28, 2000 under these lines and $20.0 million under uncommitted facilities (see Note C in the Notes to Condensed Consolidated Financial Statements of this report).

On August 17, 2000, the Company amended and reduced its $75 million Multi-year Revolver to $72.5 million and increased its $25.0 million 364-day Revolver to $72.5 million.

The Company believes that its current financial position, working capital, future cash flows and credit lines will be sufficient to fund its presently contemplated operations and satisfy its debt obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

The Company is currently in the process of installing a back office system that will provide enhanced financial, accounting, human resources, customer and management reporting. The cost incurred through July 28, 2000 for this new Enterprise Resource Planning system, including the purchase and/or lease of software and hardware, three years of support and the initial implementation phase was $26.0 million, a significant portion of which has been capitalized and is being amortized over a seven year period. A significant portion of this amount has been financed over a three to four year period by vendors (see Note C in the Notes to Condensed Consolidated Financial Statements). In addition to the above, the Company has a commitment of $2.0 million for outside services to support the design, development and implementation stages. The Company has no other material capital commitments.

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

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:

Interest Rate Market Risk

The Company has cash equivalents on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $112.5 million. At July 28, 2000, the Company had borrowings totaling $74.1 million under these agreements and $20.0 million under uncommitted facilities. The interest rates on these borrowings are variable and, therefore, interest expense and interest income are affected by the general level of U.S. and foreign interest rates. Increases in interest expense resulting from an increase in interest rates should be offset to some extent by a corresponding increase in interest income from cash equivalents.

In March 2000, the Company entered into a series of interest rate swap agreements which effectively converted $50.0 million of its $56.7 of long-term debt, through its maturity, from fixed to floating rate debt. Therefore, interest expense on the debt is affected by the general level of interest rates.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan, and non-current investments consisting of a portfolio of equity securities. The total market value of these investments is $3.7 million; $3.4 million of these investments are held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the company.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar, which may impact reported earnings. The Company attempts to reduce these risks by borrowing funds in local currency to reduce net assets and the exposure of these assets to currency fluctuations (but which may result in higher interest costs) and by utilizing foreign currency option contracts to hedge the adverse impact on foreign currency receivables and sales when the dollar strengthens against the related foreign currency. At July 28, 2000, the Company had purchased foreign currency options in the aggregate notional amount of $5.3 million, which approximated its exposure in foreign currencies at that date. The Company does not believe that it is exposed to material foreign exchange market risk.

PART II - OTHER INFORMATION

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

15.01       Letter from Ernst & Young LLP

15.02 Letter from Ernst & Young LLP regarding interim financial information

27.01       Financial Data Schedule (filed with electronic version only)

(b)       Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter ended July 28, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       VOLT INFORMATION SCIENCES, INC.
                                                (Registrant)



                                    BY: /s/ JACK EGAN
                                        -----------------------------
Date:  September 8, 2000                JACK EGAN
                                        Vice President - Corporate Accounting
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION
------                      ------------


15.01   Letter from Ernst & Young LLP

15.02   Letter from Ernst & Young LLP regarding interim financial information

27.01   Financial Data Schedule (filed with electronic version only)