Form 10-K
period 2000-11-03
VOLT INFORMATION SCIENCES INC
filed 2001-01-31
CIK 103872

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the fiscal year ended November 3, 2000
                                       or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from __________________________ to ______________________

            Commission File Number: 1-9232

                         VOLT INFORMATION SCIENCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                         13-5658129
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

560 Lexington Avenue, New York, New York                  10022
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (212) 704-2400

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------

   Common Stock, $.10 par value               New York Stock Exchange, Inc.
----------------------------------            -----------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                      ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 12, 2001 (based on the closing price on the New York Stock Exchange on that date) was approximately $166 million (based on the number of shares outstanding on that date, exclusive of all shares held beneficially by executive officers and directors and their spouses and the Registrant's Savings Plan, without conceding that all such persons or plans are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 12, 2001 was 15,209,365.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2001 Annual Meeting are incorporated by reference into Part III of this Report.

PART I
ITEM 1. BUSINESS

GENERAL

Volt Information Sciences, Inc. is a New York corporation, incorporated in 1957. We sometimes refer to Volt and its subsidiaries collectively as "Volt" or the "Company," unless the context otherwise requires. Volt operates in the following three businesses, and, since Volt's Telecommunications and Information Solutions business contains three segments, Volt has five operating segments:

o     STAFFING SERVICES

      (1) Staffing Services - This segment provides a broad range of employee staffing services, including temporary help, technical personnel placement, and other alternative staffing services, employment and direct hire placement services, referred employee management services, employment outsourcing services, employee leasing services and Information Technology ("IT") services, to a wide range of customers.

o     TELECOMMUNICATIONS AND INFORMATION SOLUTIONS

      (2) Telephone Directory - This segment publishes independent telephone directories; provides telephone directory production, commercial printing, database management, sales and marketing services, licenses directory production and contract management software systems to directory publishers and others; and provides services, principally computer-based projects, to public utilities and financial institutions.

      (3) Telecommunications Services - This segment provides telecommunications services, including design, engineering, outside plant construction, system installation, maintenance and removals and distribution of telecommunications products to the outside plants and central offices of telecommunications and cable companies and within their customers' premises and for large corporations requiring telecommunications services.

      (4) Computer Systems - This segment provides directory assistance outsourcing services, both traditional and enhanced, to wireline and wireless telecommunications companies; provides directory assistance content to internet sites; designs, develops, integrates, markets, sells and maintains computer-based directory assistance systems and other database management and telecommunications systems for the telecommunications industry; and provides third-party IT services to others.

o     PREPRESS PUBLISHING SYSTEMS

      (5) Electronic Publication and Typesetting Systems - This segment, through Autologic Information International, Inc., the Company's 59% owned publicly-held subsidiary and its subsidiaries (collectively, "aii"), designs, develops, manufactures, integrates, markets, sells and services computerized imagesetting and publication systems equipment and software principally to the newspaper publishing industry, niche portions of the commercial printing industry and other organizations having internal publishing facilities.

INFORMATION AS TO OPERATING SEGMENTS

The following tables set forth the contribution of each operating segment to the Company's consolidated sales and operating profit for each of the three fiscal years in the period ended November 3, 2000, and those assets identifiable within each segment at the end of each of those years (see Note K of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations):

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
OPERATING SEGMENT DATA

                                                       November        October        October
                                                        3, 2000       29, 1999       30, 1998
                                                    -----------    -----------    -----------
                                                              (Dollars in thousands)
NET SALES
Staffing Services:
  Traditional Staffing                              $ 1,379,110    $ 1,215,630    $ 1,032,849
  Managed Services                                      724,632        771,541        429,655
                                                    -----------    -----------    -----------
  Total gross sales                                   2,103,742      1,987,171      1,462,504
  Less Non-recourse Managed Services                   (433,212)      (285,197)      (154,280)
  Intersegment sales                                     11,285          5,323          5,953
                                                    -----------    -----------    -----------
                                                      1,681,815      1,707,297      1,314,177
                                                    -----------    -----------    -----------
Telephone Directory:
  Sales to unaffiliated customers                        97,499         98,128         92,456
  Intersegment sales                                        243            221          1,842
                                                    -----------    -----------    -----------
                                                         97,742         98,349         94,298
                                                    -----------    -----------    -----------
Telecommunications Services:
  Sales to unaffiliated customers                       292,680        185,263        166,383
  Intersegment sales                                      3,433          2,444          2,373
                                                    -----------    -----------    -----------
                                                        296,113        187,707        168,756
                                                    -----------    -----------    -----------
Computer Systems:
  Sales to unaffiliated customers                        59,555         83,320         54,312
  Intersegment sales                                      3,544            617            142
                                                    -----------    -----------    -----------
                                                         63,099         83,937         54,454
                                                    -----------    -----------    -----------
Electronic Publication and Typesetting Systems:
  Sales to unaffiliated customers                        80,916         72,460         87,220
  Intersegment sales                                        100            197            396
                                                    -----------    -----------    -----------
                                                         81,016         72,657         87,616
                                                    -----------    -----------    -----------
Elimination of intersegment sales                       (18,605)        (8,802)       (10,706)
                                                    -----------    -----------    -----------

Total net sales                                     $ 2,201,180    $ 2,141,145    $ 1,708,595
                                                    ===========    ===========    ===========

SEGMENT PROFIT (LOSS)
Staffing Services                                   $    55,543    $    43,824    $    33,481
Telephone Directory                                      (3,244)         7,342          5,121
Telecommunications Services                              19,783         14,122         11,868
Computer Systems                                          4,741          3,203         (2,169)
Electronic Publication and Typesetting Systems             (416)        (5,155)         3,119
                                                    -----------    -----------    -----------
Total segment profit                                     76,407         63,336         51,420

General corporate expenses                              (15,939)       (13,674)       (12,106)
                                                    -----------    -----------    -----------
TOTAL OPERATING PROFIT                                   60,468         49,662         39,314

Interest and other income - net                             540          2,000          2,116
Gain on sale of joint venture                                            2,049            500
Interest expense                                        (10,489)        (8,326)        (5,712)
Foreign exchange gain (loss) - net                          358           (720)          (391)
                                                    -----------    -----------    -----------
Income before income taxes and minority interests   $    50,877    $    44,665    $    35,827
                                                    ===========    ===========    ===========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
OPERATING SEGMENT DATA--Continued

                                                 November    October    October
                                                  3, 2000   29, 1999   30, 1998
                                                 --------   --------   --------
                                                     (Dollars in thousands)
IDENTIFIABLE ASSETS
Staffing Services                                $359,903   $300,852   $209,355
Telephone Directory                                80,852     83,427     70,638
Telecommunications Services                       150,248     99,070     62,480
Computer Systems                                   29,083     32,050     32,748
Electronic Publication and Typesetting Systems     44,795     46,768     53,476
                                                 --------   --------   --------
                                                  664,881    562,167    428,697

Cash, investments and other corporate assets       79,947     56,162     40,629
                                                 --------   --------   --------

Total assets                                     $744,828   $618,329   $469,326
                                                 ========   ========   ========

Forward-Looking Statements Disclosure

In order to keep the Company's shareholders and investors informed of the Company's future plans and objectives, this Report and other reports and statements issued by the Company and its officers, from time-to-time, contain certain statements concerning the Company's future plans, objectives, performance, intentions and expectations that are, or may be deemed to be, "forward-looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its shareholders to take advantage of the "safe harbor" provisions of that Act.

Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

o general economic, competitive and other business conditions, including the effects of any downturn in the U.S. economy
o continued financial strength of the Company's customers, some of which have announced unfavorable financial results and lowered financial expectations for the near term
o the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services
o material changes in demand from larger customers, including those with which the Company has national contracts
o the effect of litigation by temporary employees against temporary help companies and the customers with whom they do business
o any decrease in the rate of unemployment and higher wages sought by temporary workers, especially those in certain technical fields particularly characterized by labor shortages, which could affect the Company's ability to meet its customers' demands and the Company's profit margins
o changes in customer attitudes toward use of outsourcing and temporary personnel
o the Company's ability to recruit qualified employees to satisfy customer requirements for the Company's staffing services
o the Company's ability to meet competition in its highly competitive markets with minimal impact on margins
o     intense price competition and pressure on margins
o     the Company's ability to maintain superior technological capability
o the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner
o     the Company's performance on contracts
o the Company's ability to achieve customer acceptance of its products and systems in markets characterized by rapidly changing technology and frequent new product introductions
o risks inherent in new product introductions, such as start-up delays, cost overruns and uncertainty of customer acceptance
o     the timing of customer acceptances of systems
o     the Company's dependence on third parties for some product components
o     changes in laws, regulations and government policies
o     the degree and effects of inclement weather

o the Company's ability to attract and retain certain classifications of technologically qualified personnel for its own use, particularly in the areas of research and development and customer service

These and certain other factors are discussed in this Report for the fiscal year ended November 3, 2000, and from time to time in the Company's other reports hereafter filed with the Securities and Exchange Commission.

Staffing Services Segment

Volt's Staffing Services segment provides, from 341 branch and on-site offices on client premises located throughout the United States, Canada, Puerto Rico and Europe, a broad range of employee staffing services to a wide range of customers. Offerings include administrative, light industrial and financial, technical personnel placement, and other alternative staffing services, employment and direct hire personnel placement services, referred employee management services, employment outsourcing services, professional employer services, and specifically tailored recruitment services and a range of information technology ("IT") services, including IT contract consultants, systems development consulting, maintenance and technical support services.

Staffing services, including the managed staffing programs provided by this segment, are generally identified and marketed throughout the United States and Puerto Rico as "Volt Services Group," throughout Europe as "Volt Europe" and throughout Canada as "Volt Human Resources". The segment's professional employer services are identified and marketed in the United States under the name "Shaw & Shaw." The segment also performs a wide range of IT services in the form of project based work in which the Company assumes greater responsibility for the finished product than in the traditional temporary staffing relationship, including software testing and software development, systems development, consulting, maintenance and technical support services; these services are generally identified and marketed throughout the United States under the name "VMC Consulting" and in the United Kingdom and continental Europe under the name "Volt Europe Solutions".

      Volt Services Group/Volt Europe/Volt Human Resources

      Volt Services Group, Volt Europe and Volt Human Resources (the "Staffing Services Group") are single-source providers of all levels of temporary staffing, offering to their customers an extensive range of alternative employment services. As a full-service supplier, they also provide referred employee management services and outsourcing services, as well as assuming full responsibility for staffing, supervision and the management of discrete projects which are staffed by Volt managers and supervisors and temporary workers.

      The Staffing Services Group also furnishes temporary employees to meet various customer requirements, such as assigning employees to a specific project or subproject (which employees are typically retained until its completion) or to meet a particular need that has arisen, substituting for regular employees during vacation or sick leave, staffing high turnover positions, filling in during the full-time hiring process or during a hiring freeze, and staffing seasonal peaks, special projects, conversions, inventories and offices that are downsizing. In addition, the Staffing Services Group provides management personnel to coordinate and/or manage special projects and to supervise temporary employees.

      The Staffing Services Group provides professional, computer, engineering, design, scientific and technical support personnel, as well as IT services, IT contract consultants and specifically tailored recruitment services, and a range of IT services, including systems development consulting, maintenance and technical support services, contract engineering services and temporary help in administrative, clerical, office automation, accounting, bookkeeping and other financial classifications, call center, industrial and other job classifications, for varying periods of time (both short and long-term) to companies and other organizations (including government agencies) in a broad range of industries which have a need for such personnel, but are unable, or do not choose to engage that type of personnel as their own employees. Customers range from those that require one or two temporary employees to national accounts that require as many as several thousand temporary employees at one time.

      The Staffing Services Group has been successful in obtaining a number of large national contracts which typically require on-site Volt representation and involve servicing numerous customer facilities. In addition to traditional alternative staffing, many of Volt's larger customers, particularly those with national agreements, have contracted for managed services programs under which Volt, in addition to itself providing staffing services, performs various administrative functions, which include centralized and coordinated order processing and procurement of other qualified staffing providers, referred to as "Associate Vendors" both for service in remote areas, as well as supplying secondary source back-up recruiting. Other features of such programs include a customized and consolidated billing to the customer for all of Volt's and associate vendors' services, and detailed management reports on staffing usage and costs. Some managed services programs are often tailored to the customer's unique needs for ultimate single source consolidated billing, reporting and payment. In most cases, Volt is expected to pay the associate vendors only after Volt receives payment from its customer. Volt also acts as an associate vendor to other national providers to assist them in meeting their obligations to their customers. Employees assigned to a customer under a national account range from light industrial workers to high-level engineers and information technology professionals. The bidding process for national accounts is very competitive and Volt usually competes with other major temporary staffing firms for these contracts. Many contracts are for a one to three year time period, at which time they are typically rebid. Others are for shorter periods and may be for the duration of a particular project or subproject or a particular need that has arisen which requires additional or substitute personnel. Such contracts expire upon completion of the project or when the particular need ends. Contracts with national accounts typically require considerable start-up costs and usually take from six months up to two years to reach anticipated revenue levels. This segment maintains a group dedicated to the acquisition, implementation and service of national accounts; however, there can be no assurance that Volt will maintain accounts that it currently serves, nor that it can obtain additional national accounts on satisfactory terms. In December 2000, the Company introduced its ProcureStaff subsidiary, which will provide one form of managed services by means of a web based, vendor neutral, procurement and management solution for alternative staffing. At the core of the ProcureStaff model is a business-to-business e-commerce procurement application, streamlining client and vendor functions with increased efficiencies while significantly reducing costs.

      The Staffing Services Group provides personnel to companies throughout a broad spectrum of industries, including the computer, electronics, manufacturing, aerospace, defense, telecommunications, utility, power (including certain nuclear and fossil fuel power plants), transportation, petrochemical, chemical, retail, finance, banking, insurance, architectural and engineering industries, as well as to government agencies and universities. Branch offices that have developed a specialty in one or more disciplines often use the name "Volt" followed by their specialty disciplines to identify themselves. Other branch offices have adopted other names to differentiate themselves from traditional temporary staffing when their focus is more project oriented.

      Volt Services Group maintains computerized nationwide resume databases, containing resumes of computer professionals, engineers and other technical, professional and scientific candidates, from which it fills customer job requirements. Volt Europe maintains similar computerized resume databases containing resumes of United Kingdom and continental Europe candidates. In addition to maintaining its proprietary internet recruiting sites, the segment has numerous contracts with independent job search web site companies. The individuals employed by both groups are frequently willing to relocate to fulfill assignments. Lesser skilled employees are generally recruited and assigned locally, and resumes for these employees are maintained in computerized databases at branch offices.

      Employees hired by the Staffing Services Group become Volt employees during the period of their assignment, which ranges from as little as one day to several years. As the employer of record, Volt is responsible for the payment of salaries, payroll taxes, workers' compensation and unemployment insurance and other benefits, which may include paid sick days, holidays and vacations and medical insurance. Class action lawsuits have been instituted in the United States against some users of temporary services, including some customers of the Company, by certain temporary employees assigned to the customers, and a few have been threatened or commenced against providers of temporary services, in one instance against the Company and other temporary agencies. In general, these lawsuits claim that certain temporary employees should be classified as the customers' employees and are entitled to participate in certain of the customer's benefit programs. Volt does not know what effect the resolution of these cases will have on the industry in general, nor upon this segment's business.

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

      Shaw & Shaw

      Shaw & Shaw, Inc. provides professional employer services, known as "employee leasing." Shaw & Shaw shares the employer responsibilities with its client companies, typically serving as the administrative employer of record for either the entire full-time workforce or for a specific department or division of the client company. Services provided by Shaw & Shaw include payroll administration, human resource management, legal and regulatory compliance, comprehensive benefits, including retirement plans, workers' compensation insurance, loss control and risk management. Shaw & Shaw utilizes the purchasing power of the Company, and thus provides its clients with a competitive benefits package including workers' compensation, relieving its clients of the administrative responsibilities involved in maintaining employees.

      Shaw & Shaw provides and markets its services to large and small client companies in a broad spectrum of industries, such as high technology companies, retail, convenience markets, country clubs, building contractors, petroleum, manufacturing, grocery, maintenance, janitorial and banking. Sales generated by Shaw & Shaw in fiscal 2000 represented 1.5% of the Staffing Services segment's total sales.

      VMC Consulting/Volt Europe Solutions

      VMC Consulting Corporation ("VMC"), based in Redmond, Washington and Volt Europe Solutions, based in Redhill, England, provide customized software consulting services and information technology solutions to organizations worldwide. They offer a comprehensive range of IT consulting services, mainly project based work and technical support, in which the Company assumes greater responsibility for the finished product than in the traditional temporary staffing relationship. The organization's services include software testing and software development, systems development, consulting, maintenance and technical support services; web development and testing, information technology services, and technical communications. State-of-the-art technology solutions are delivered to clients on a project basis, either in Volt's premises or at the client's location. In November 2000, Volt Integrated Solutions Group began offering similar type project services based in Colorado.

During the week ended November 3, 2000, the entire segment provided approximately 32,000 employees and 5,000 subcontractors and associate vendor employees to its customers.

While the markets for the segment's services include a broad range of industries throughout the United States and Europe, general economic conditions in specific geographic areas or industrial sectors have in the past, had, and could in the future, have an effect on the profitability of this segment. In addition, this segment could be adversely affected by changes in laws, regulations and government policies, including the results of pending litigation involving the staffing services industry, and related litigation expenses, customers' attitudes toward outsourcing and temporary personnel, as well as decreasing rates of unemployment and higher wages sought by temporary workers, especially those in certain technical fields particularly characterized by labor shortages. As indicated above, the Company has increased the number of its offices that also offer more project-oriented services to its customers.

Some of this segment's national contracts are large, and the loss of any large contract could have a significantly negative effect on this segment's business unless, and until, the business is replaced. The segment competes with many technical service, temporary personnel, other alternative staffing firms, and permanent placement firms, some of which are larger than Volt, as well as with individuals seeking direct employment with the Company's existing and potential customers. As the segment increases the amount of project-oriented work it performs for customers, the risks of unsuccessful performance, including claims by customers, uncompensated rework and other liabilities increase. While the Company believes that it will successfully implement these project-based contracts, there can be no assurance that the Company will be able to do so, nor that it can continue to obtain such contracts on a satisfactory basis or continue delivering quality results that satisfy its customers.

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

Telephone Directory Segment

Volt's Telephone Directory segment publishes independent telephone directories; provides telephone directory production, commercial printing, database management, sales and marketing services, licenses directory production and contract management software systems to directory publishers and others; and provides various computer based services to public utilities and financial institutions. This segment has transitioned from a concentration on production and systems used in the production of phone directories to the publishing of telephone directories. This segment consists of DataNational, Directory Systems/Services, the Uruguay division and VIEWtech.

      DataNational

      DataNational, Volt's independent telephone directory publisher, principally publishes community-based directories in various states, primarily in the mid-Atlantic and southeastern portions of the United States. DataNational's revenues are generated from yellow page advertising sold in these directories. DataNational offers community-based directories that provide consumers with information concerning businesses that provide services within their local geographic area. The directories also include features that are unique to the community, such as school information, maps and a calendar of events. DataNational's principal competition is regional telephone companies, whose directories typically cover a much wider geographic area than the locations for which DataNational publishes directories, as well as other independent telephone directory companies, which compete on the local level. Advertisers are attracted to DataNational's community directory because it enables them to specifically target their local markets at a much lower cost.

      During fiscal year 2000, DataNational had significantly higher expenditures for various strategic investments in new and existing markets and a restructuring of the division, designed to increase future advertising revenue and enhance the long-term value and profits of its independent yellow page publishing business. The investments and restructuring were the principal reason that the Telephone Directory segment sustained an operating loss of $3.2 million in fiscal 2000 compared to an operating profit of $7.3 million in fiscal 1999.

      The division identifies new markets where demographics and local shopping patterns are favorable to the division's community-oriented product and expands accordingly. During fiscal 2000, the division published 128 community, county and regional directories.

      Directory Systems/Services

      Directory Systems/Services markets to directory publishers, and utilizes computer systems which combine equipment manufactured by aii and others with software developed by the Company and by third parties specifically for the division, as well as third-party off-the-shelf software, under various short and long-term contracts. The division integrates and maintains these systems, which manage the production and control of databases, principally for directory and other advertising media publishers. These computer systems produce digitized display advertisements and photocomposed pages, with integrated graphics for yellow and white pages directories, as well as CD/ROM directories. The systems incorporate "workflow management," by which ads are automatically routed between workstations, increasing through-put and control. These systems are licensed to, and the services are performed for, publishers and others worldwide.

      Directory Systems/Services also publishes The National Toll-Free Directory Shoppers Guide and The National Toll-Free Business Buyers Guide, which provide toll-free numbers for consumers and businesses, respectively.

      A substantial portion of its business is obtained through submission of competitive proposals for contracts. These short and long-term contracts are re-bid after expiration. One contract expired in

      2000, while other contracts are scheduled to expire through 2005. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. Directory Systems/Services faces intense competition for all of its services and products from other suppliers and from in-house facilities of potential customers. Some of this division's significant competitors are companies which are larger and have substantially greater financial resources than Volt.

      Uruguay

      Volt's Uruguay division is the official publisher of white and yellow pages telephone directories for Antel, the government-owned telephone company in Uruguay, under a contract with Antel originally entered into in 1983 and subsequently extended through 2006. Revenues are generated from yellow pages advertising.

      In addition to the directory business, the division owns and operates one of the most advanced printing facilities in South America, which includes a high speed, four color, heat set printing press that is used to print its own telephone directories. It also prints directories for other publishers in Argentina, Brazil and other South American countries and does commercial printing, including daily and weekly newspapers and magazines and periodicals for various customers in Uruguay and elsewhere in South and Central America.

      Volt VIEWtech

      Volt VIEWtech services the energy and water utility industry, providing energy and water conservation based customer service. VIEWtech is one of the oldest and most experienced lenders and servicers for the Fannie Mae Energy Loan program, which provides low interest and energy efficient home improvement financing under major utility and EPA Energy Star sponsorship. These loans are immediately resold, after closing, to Fannie Mae. VIEWtech was the first outsourcing company to join the Environmental Protection Agency's Star Billing Program, which prescribes innovative designs in utility bill presentation and is developing a web-enabled billing system. VIEWtech also contracts with major energy utilities for HomeVIEW(TM) and WaterVIEW(TM) internet-based customer services, which provide energy and water usage and energy-related home improvement payback analysis.

Volt's ability to compete in its Telephone Directory segment depends on its reputation, technical capabilities, price, quality of service and ability to meet customer requirements in a timely manner. Volt believes that its competitive position in this segment's areas of operations is augmented by its ability to draw upon the expertise and resources of its other segments.

Although Volt continues its investment in research and development, there is no assurance that this segment's present or future services will be competitive, that the segment will continue to develop new services or that present services or new service will continue to be successfully marketed.

Telecommunications Services Segment

Volt's Telecommunications Services segment provides telecommunications and other services, including design, engineering, outside plant construction, installation, and maintenance, removals and distribution of telecommunications products to the outside plants and central offices of telecommunications and cable companies, and within end user premises. This segment consists of Volt Telecommunications Group, Voltelcon and the Advanced Technology Services ("ATS") divisions.

This segment is an international, full-service provider of turnkey solutions to the telecommunications, cable and related industries, as well as for large corporations. Volt provides services, including:

      The Construction services include both aerial and underground construction services, using their own vehicles and equipment, including jack and bore, directional boring, excavation for conduit and manhole systems, cable replacement and splicing, pole placement and wrecking, copper, coaxial and long and short haul fiber optic cable installation, splicing, termination and testing, project management and inspection services. Because much of the business is performed outdoors, operations have been, and could in the future, be adversely affected by the weather conditions.

      The Engineering services include feasibility studies, right of way acquisition, network design for copper, coaxial and fiber systems, carrier systems design, conduit design, computer aided design drafting, digitizing records, building industry consultant engineering, turnkey design, program management, air pressure design and record verification.

      The Business Systems Integration services include structured cabling and wiring services and field installation and repair services, involving the design, engineering, installation and management of many types of local and wide area networks, via copper and fiber, for voice, data and video, including installation and maintenance services, to operating telephone companies, long distance carriers and telecommunications equipment manufacturers, and distribution and resale of telecommunications equipment.

      The Central Office services include central office engineering, furnishings, installation and removal of transmission systems, distribution frame systems, AC/DC power systems, wiring and cabling, switch peripheral systems pre and post-conditioning, equipment assembly and system integration and controlled environment structures, and miscellaneous services, such as grounding surveys and asset management.

      The Wireless services include partial or complete turnkey services to cellular and Personal Communication Services (PCS) license holders to establish or enhance their network infrastructure, including design, engineering and construction/installation services to the fixed and mobile wireless industry, including site selection, RF engineering, tower erection, antenna installation and inside cabling and wiring services. In performing these services, the segment employs the latest technologies, such as GPS mapping of facilities.

      Telecommunications Management Services in the eastern part of the United States and ATS in the western part, perform internal recruiting and staffing services for the segment, as well as the recruiting, screening and placing of telecom personnel for Volt's portfolio of customers.

Volt also installs digital subscriber lines and accommodates clients in the telecommunications industry who require a full range of services from multiple Volt business segments, such as human resources, systems analysis, network integration, software development and turnkey applications.

This segment also offers the added value of being able to provide total management of multi-discipline projects because of its ability to integrate the efforts of all of its groups on a single project. In addition, the segment is also responsible for turnkey (global solutions) programs which require a single point of contact and uniform quality.

The segment performs these services on a project and/or contract personnel placement basis in the outside plant and central office, and within end-user premises. Customers include telephone operating companies, interexchange carriers, long distance carriers, local exchange carriers, wireless carriers, telecommunications equipment manufacturers, cable television, electric, gas, water and water-services utilities, federal, state and municipal government units and private industry, some of which are fortune 500 companies. During fiscal year 2000, the Company began offering some of these services in Europe though wholly owned European subsidiaries.

This segment faces substantial competition with respect to all of its telecommunications services from other suppliers and from in-house capabilities of potential customers. Competition in this segment remains intense. Some of this segment's significant competitors are larger and have substantially greater financial resources than Volt. Other competitors are small, local companies that generally have lower overhead.

Volt's ability to compete in this segment depends upon its reputation, technical capabilities, pricing, quality of service and ability to meet customer requirements in a timely manner. Volt believes that its competitive position in this segment is augmented by its ability to draw upon the expertise and resources of other Volt segments.

A portion of Volt's business in this segment is obtained through submission of competitive proposals for contracts that typically expire within one to three years and are then re-bid. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

Computer Systems Segment

The Computer Systems segment provides directory assistance services and designs, develops, sells, leases and maintains computer-based directory assistance and other database management and telecommunications systems and related services for the telecommunications industry, and provides third-party IT services to others. This segment is comprised of two business units: VoltDelta Resources ("VoltDelta") and Maintech.

      VoltDelta

      VoltDelta markets information services solutions to telephone companies and interexchange carriers worldwide. VoltDelta is transitioning its business from the sale of systems to an Application Service Provider ("ASP") model. VoltDelta now provides information services, including infrastructure and database content. To meet the needs of customers who desire to upgrade their operator services capabilities by procuring outside services as an alternative to making a capital investment, the unit has deployed and is marketing enhanced directory assistance and other information service capabilities as a transaction-based ASP service, charging a fee per transaction. One such service is marketed as DirectoryExpress, with VoltDelta owning and operating its own proprietary Delta Operator Services System ("DOSS") and providing access to a national database sourced from listings of the Regional Bell Operating Companies ("RBOCs") and other independent sources. In addition, VoltDelta continues to provide customers with new systems, enhancements to existing systems, equipment and software.

      As an adjunct to DirectoryExpress, VoltDelta's InfoExpress service permits its transaction-based customers to offer operator assisted yellow pages, directional and other enhanced directory assistance capabilities. These are designed to provide directory assistance operators worldwide access to over 160 million United States and Canadian business, residential and government listings. For consumers (the end-users), especially cellular and PCS users, InfoExpress provides a more convenient and efficient level of directory assistance service since, among other things, consumers may obtain enhanced directory and yellow pages information without having to know the correct area code. Enhanced information services are particularly attractive in the wireless market where there is no access to printed telephone directories. VoltDelta's ASP services, are being delivered to live operators over Wireless Access Protocol (WAP), via the Internet and more recently, through voice portals using speech recognition.

      VoltDelta has service agreements with major telecommunication carriers, including RBOCs, in the domestic United States. Similar services are also provided to major telecommunication providers in the United Kingdom, Belgium, Holland and Italy, through its wholly-owned European subsidiary, VoltDelta Europe.

      Although VoltDelta has been successful during fiscal year 2000 in signing up new customers for these services, including several major telephone companies in the long distance and cellular markets, there can be no assurance that it will continue to be successful in marketing these services to additional customers, nor that the customer's volume of transactions will be at a level sufficient to enable the segment to maintain profitability.

      In order to fulfill its commitments under its contracts, VoltDelta is required to develop advanced computer software programs and purchase substantial amounts of computer equipment, as well as license data content, from several suppliers. Most of the equipment and data content required for these contracts is purchased as needed and is readily available from a number of suppliers.

      Maintech

      Maintech provides managed system and network services to four principal markets: Telecommunications, Banking & Brokerage, Research & Development, and Aerospace. Maintech's service portfolio includes LAN/WAN design, installation and support; System & Network Monitoring and Management Services - Network Operations Center (NOC); Technology Refresh Programs; Application Hosting; and Hardware Maintenance Services. Maintech provides these services on a 24 x 7 x 365 basis, with on-site or two-hour response, across the United States.

      LAN/WAN and NOC services are directed from Maintech's NOCs in Orange, California and Warren, New Jersey. Both NOCs are staffed with network design and support engineers holding certifications from Cisco, Nortel, Novell, Intel and other network product manufacturers. The NOCs employ state-of-the-art diagnostic, monitoring and management software, including HP Open View, Nortel Optivity, Compaq Insight Manager, Cisco Works 2000 and Concord, among others.

      Technology Refresh, Hardware Maintenance and Application Hosting programs are directed from Maintech's headquarters in Wallington, New Jersey. Hardware Maintenance is Maintech's core competency around which all other services have evolved. Maintech's business focus for Hardware Maintenance and Technology Refresh is clients with mission critical, enterprise-wide PC/UNIX-based server opportunities. Typical Hardware Maintenance opportunities include Wall Street trading desks, electronic funds transfer systems, and microchip design laboratories. Maintech's largest Technology Refresh contract encompasses complete desktop upgrades for more than 32,000 users at five sites across the U.S.

      Maintech's latest service offering is Application Hosting. Its Wallington facility meets the toughest industry standards for site security and survivability including natural gas-fired electric generator, 24 hour battery back up, multi-vendor long distance carriers, and remote environmental and security monitoring. In addition to hosting VoltDelta's ASP applications, Maintech also hosts applications and provides system and network support for several Research and Development clients.

      Maintech is responsible for the IT support of the more than 3,500 user Volt internal corporate WAN, including design, installation and support. Support services include Help Desk, E-Mail, Internet/Intranet services, system and network administration and security, and NOC services. In addition to Volt corporate and VoltDelta, Maintech also provides its full range of IT services to other Volt operating units.

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

Some of this segment's contracts expired in 2000, while others were renewed and new contracts were awarded to the Company. Other contracts are scheduled to expire in 2001 through 2008. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

Electronic Publication and Typesetting Systems Segment

This segment is composed of Volt's 59% owned publicly-held subsidiary, Autologic Information International, Inc., and its subsidiaries ("aii"). aii designs, develops, manufactures, integrates, markets, sells and services computerized imagesetting and publication systems equipment and software that automate the various prepress production steps in the publishing process. aii's products are primarily marketed and sold to the newspaper publishing industry, niche portions of the commercial printing industry and other organizations having internal publishing facilities. aii has traditionally focused its efforts on high-volume and deadline-driven customers.

aii's systems consist of computers, laser-based, and computer-based products used for scanning images, storing and retrieving computerized text and images and controlling output of those elements to various output devices, such as laser imaging systems, proofers, platemakers and document distribution systems. The imaging devices manufactured and sold by aii are the 3850 film recorder and 3850 Computer-to-Plate imager. aii also manufactures and sells a variety of hardware and software interface products that enable different computers and other products to communicate and distribute documents efficiently and other non-core products. To meet the specific requirements of aii's customers, aii's products can be integrated into complete systems, integrated with a customer's existing products (whether previously purchased from aii or from another vendor) or sold and used individually as "stand alone" units. During fiscal year 2000, aii completed development and began shipments of a new data storage product to OEM customers.

aii's systems are available in a variety of hardware and software configurations on a broad base of computer hardware platforms. This allows them to be configured to meet the individual needs of its customers in the prepress industry. Its customers include publishers of newspapers, telephone directories, magazines, books, directories, catalogues, yearbooks, print advertising, checks, and other quality graphic art printed products. To satisfy this diverse customer base, aii offers systems providing different speed, page size and output quality requirements. These systems can output either to film, photographic paper (both of which are then used to make printing press plates) or to the printing press plates themselves.

Sales made outside the United States by aii subsidiaries, of products manufactured or assembled in the United States, together with export sales by aii directly to unaffiliated foreign customers, amounted to $31.1 million in fiscal 2000, $26.3 million in fiscal 1999 and $33.4 million in fiscal 1998.

aii operates in a highly competitive marketplace and its principal customer market, the newspaper publishing industry, is itself facing intense competition from other advertising media. Newspapers have, in the past, experienced significant downturns during recessions. Accordingly, in the past, aii was adversely affected by general economic recessions in the United States and in other countries where aii's products are sold. Economic problems are currently being experienced in a number of aii's foreign markets. In addition, newspapers have been seeking to reduce costs and expenditures to offset intense competition for advertising revenues among newspapers, other printed publications and electronic media and the reduced readership of the smaller number of newspapers, especially in the United States. All of these factors have resulted in reductions in equipment purchases by aii's traditional customers, adversely affecting aii's performance, and there can be no assurances that this segment will be able to attain and maintain profitability in the near-term.

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

Joint Venture

In fiscal 1998, Volt and TELUS Advertising Services, a wholly owned subsidiary of TELUS Corporation, formed a joint venture for the publishing of community telephone directories. During fiscal 2000, the joint venture acquired seven directories in the northwestern part of the United States, with a total contribution by Volt of $2.6 million to the joint venture. As of November 3, 2000, the joint venture published a total of thirteen directories. Additional acquisitions by the joint venture have been curtailed.

For further information concerning the Company's operations and joint ventures, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

Research, Development and Engineering

During fiscal years 2000, 1999 and 1998, the Company expended approximately $9.7 million, $11.3 million and $11.1 million, respectively, on research, development and engineering, substantially all of which is Company sponsored. The major portion of research and development expenditures was incurred by the Electronic Publication and Typesetting Systems and the Computer Systems segments. The decrease in fiscal 2000 was primarily due to a decrease in product and development in the Electronic Publication and Typesetting segment as new products were completed and introduced to customers.

Intellectual Property

"Volt" is a registered trademark of the Company under a number of registrations. The Company holds a number of other trademarks and patents related to certain of its products and services; however it does not believe that any of these are material to the Company's business or that of any segment. The Company is also a licensee of technology from many of its suppliers, none of which individually is considered material to the Company's business or that of its segments.

Customers

There were no customers with sales that represented over 10% of the Company's consolidated sales in fiscal 2000, however, one customer represented 14% of the Company's consolidated sales in fiscal 1999. In fiscal 2000, the Staffing Services segment's sales to three customers, including substantial associate vendor pass-through sales, each represented approximately 11% of the total sales of that segment; the Telecommunications Services segment's sales to five customers represented approximately 19%, 18%, 18%, 12% and 11%, respectively of the total sales of that segment; and the Computer Systems segment's sales to two customers represented approximately 25% and 10%, respectively of the total sales of that segment. In the event that there was a loss of one or more of these customers, and unless the business is replaced by the segment, there could be an adverse effect on the results for that segment's business, although the Company does not believe that there would be a material adverse effect on the Company taken as a whole.

Seasonality

Historically, the Company's results of operations have been lowest in its first fiscal quarter as a result of reduced requirements for its staffing services personnel due to the holiday season. The Uruguay division of the Telephone Directory segment produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter, and the revenues and profits of that segment's DataNational division are lower in the Company's first fiscal quarter, due to the seasonality of its directory publishing schedule. Sales by aii are generally lower in the months of November and December due to the holiday season, which is a peak publishing period when customers are reluctant to install and test new equipment and during the first part of the fiscal year 2000 were further impacted by concerns about Year 2000 issues.

Employees

During the week ended November 3, 2000, Volt employed approximately 40,000 persons, including approximately 32,000 persons who were on temporary assignment for the Staffing Services segment.

Volt is a party to two collective bargaining agreements, which cover a small number of employees.

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

The Company believes that its relations with its employees are satisfactory.

Regulation

The Company's business is not subject to specific industry government regulations. In connection with foreign sales, the Company is subject to export controls, including restrictions on the export of certain technologies. At the present time, and with respect to the countries in which the Company's Electronic Publication and Typesetting Systems, Telephone Directory and Computer Systems segments sell certain of their products, the sale of their current products, both hardware and software, are permitted pursuant to a general export license. If the Company began selling to countries designated by the United States as sensitive, those sales would be subject to more restrictive export regulations.

Compliance with applicable present federal, state and local environmental laws and regulations has not had, and the Company believes that compliance with those laws and regulations in the future will not have, a material effect on the Company's earnings, capital expenditures or competitive position.

See also Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

ITEM 2. PROPERTIES

The Company occupies a 38,000 square foot space at 560 Lexington Avenue, New York, New York, under a lease which expires in 2007. The facility serves as the Corporate headquarters, the headquarters for the Company's Computer Systems segment and a base for certain operations of the Company's Staffing Services segment. The following table sets forth certain information as to each of the Company's other major facilities:

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
Anaheim,                            Telephone Directory                               39,000                            owned *
California                          Computer Systems
                                    Telecommunications Services

El Segundo,                         Staffing Services                                 20,000                            owned
California                          Telecommunications Services

Orange,                             West Region Headquarters                         200,000                            owned *
California                          Accounting Center
                                    Staffing Services
                                    Telephone Directory
                                    Computer Systems

San Diego,                          Staffing Services                                 20,000                            owned
California

Thousand Oaks,                      Electronic Publication and                       134,000                            owned
California                             Typesetting Systems

Norcross,                           Electronic Publication and                        13,000                            2003
Georgia                                Typesetting Systems
                                    Staffing Services
                                    Telecommunications Services

Indianapolis,                       Telephone Directory                               16,000                            2003
Indiana                             Technical Services and
                                        Temporary Personnel

Westbury,                           Corporate MIS                                     12,000                            2004
New York

Wallington,                         Computer Systems                                  32,000                            2003
New Jersey

                                                                                     Sq. Ft.
                                                                                     Leased                          If Leased,
                                                                                       Or                          Year of Lease
Location                            Business Segment                                  Owned                          Expiration
--------                            ----------------                                  -----                          ----------
Blue Bell,                          Telephone Directory                              52,000                             2001
Pennsylvania

Montevideo,                         Telephone Directory                              96,000                             2001
Uruguay

Chantilly,                          Telephone Directory                              11,000                             2005
Virginia                            Computer Systems
                                    Staffing Services

Redmond,                            Staffing Services                                46,000                             2010
Washington

Edison,                             Telecommunications Services                      42,000                             2005
New Jersey

Sunbury on Thames,                  Computer Systems                                 14,000                             2007
England

Redhill,                            Staffing Services                                12,000                             2011
England

* See Note E of Notes to Consolidated Financial Statements for information regarding a term loan secured by these properties.

In addition, the Company leases space in approximately 260 other facilities worldwide (excluding month-to-month rentals), each of which consists of less than 10,000 square feet. These leases expire at various times from 2001 until 2011.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

Executive Officers

WILLIAM SHAW, 76, a founder of the Company, has been President and Chairman of the Board of the Company since its inception and has been employed in executive capacities by the Company and its predecessors since 1950.

JEROME SHAW, 74, a founder of the Company, has been Executive Vice President and Secretary of the Company since its inception and has been employed in executive capacities by the Company and its predecessors since 1950.

JAMES J. GROBERG, 72, has been a Senior Vice President and Principal Financial Officer of the Company since September 1985 and was also employed in executive capacities by the Company from 1973 to 1981.

STEVEN A. SHAW, 41, has been a Senior Vice President of the Company since November 2000 and a Vice President of the Company since April 1997 and has been employed by the Company in various capacities since November 1995.

HOWARD B. WEINREICH, 58, has been General Counsel and Vice President of the Company since September 1985 and has been employed in executive capacities by the Company since 1981.

JACK EGAN, 51, has been Vice President - Corporate Accounting and Principal Accounting Officer since January 1992 and has been employed in executive capacities by the Company since 1979.

DANIEL G. HALLIHAN, 52, has been Vice President - Accounting Operations since January 1992 and has been employed in executive capacities by the Company since 1986.

LUDWIG M. GUARINO, 49, has been Treasurer of the Company since January 1994 and has been employed in executive capacities by the Company since 1976.

NORMA J. KRAUS, 69, has been Vice President - Human Resources since March 1987 and has been employed in executive capacities by the Company since 1979.

William Shaw and Jerome Shaw are brothers. Steven A. Shaw is the son of Jerome Shaw. Bruce G. Goodman, a director of the Company, is the son-in-law of William Shaw. There are no other family relationships among the executive officers or directors of the Company.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange (NYSE Symbol-VOL). The following table sets forth the high and low prices of Volt's common stock, as reported by the NYSE:

                                                     2000                                       1999
                                           ------------------------                   --------------------------
Fiscal Period                                High             Low                       High              Low
-------------                              --------         -------                   -------          ---------
First Quarter                              $27-7/16         $18-7/8                   $26-1/2          $21-1/4
Second Quarter                              39-7/8           23-1/2                    24-3/4           15-1/2
Third Quarter                               38-1/8           28-7/8                    24-1/2           16-13/16
Fourth Quarter                              36-5/8           19-1/4                    26-7/8           19-3/8

The approximate number of record holders of the Company's common stock at January 12, 2000 was 458.

Cash dividends have not been paid during the reported periods. The Company has agreements, which contain financial covenants, one of which requires the Company to maintain a consolidated net worth of $170.3 million, increasing by 50% of consolidated net income for each completed fiscal year after 2000 (see Note E of Notes to Consolidated Financial Statements). Therefore, the amount available for dividends at November 3, 2000 was $93.0 million.

On January 13, 2000, the Company contributed 24,939 shares of its common stock to its Employee Stock Ownership Plan and Trust ("ESOP") as its contribution to that Plan for the fiscal year ended October 29, 1999. The shares contributed were valued at $22-3/8, their market value on that date. The Company believes the exemption from registration afforded by Section 2(3) is available to this contribution. The plan covers all eligible employees of the Company who have completed one year of service for a participating employer. Employees make no contributions. The plan was merged with the Company's Savings Plan during fiscal 2000.

ITEM 6. SELECTED FINANCIAL DATA

                                                                           Year Ended (Notes 1 and 3)
                                                   ---------------------------------------------------------------------------

                                                       November        October         October         October        November
                                                        3, 2000       29, 1999        30, 1998        31, 1997         1, 1996
                                                   ------------   ------------    ------------    ------------    ------------
                                                                  (Dollars in thousands, except per share data)
Net Sales                                          $  2,201,180   $  2,141,145    $  1,708,595    $  1,401,473    $  1,048,558
                                                   ============   ============    ============    ============    ============

Income before extraordinary item                        $30,705   $     28,959(A) $     20,903(A) $     39,850(B) $     22,435(C)
Extraordinary item - loss on redemption of debt,
  net of income taxes--Note 2                                                                                              (87)
                                                   ------------   ------------    ------------    ------------    ------------

Net income                                         $     30,705   $     28,959    $     20,903    $     39,850    $     22,348
                                                   ============   ============    ============    ============    ============

Per Share Data
Basic:

  Income before extraordinary item                 $       2.03   $       1.93    $       1.40    $       2.71    $       1.54
                                                   ============   ============    ============    ============    ============

  Weighted average number of shares                  15,139,483     15,023,046      14,917,846      14,707,055      14,527,157
                                                   ============   ============    ============    ============    ============

Diluted:

  Income before extraordinary item                 $       2.00   $       1.91    $       1.37    $       2.62    $       1.52
                                                   ============   ============    ============    ============    ============


  Weighted average number of shares                  15,315,957     15,152,612      15,253,665      15,182,240      14,799,665
                                                   ============   ============    ============    ============    ============

Total assets                                       $    744,828   $    618,329    $    469,326    $    418,722    $    337,144

Long-term debt, net of current portion             $     32,297   $     45,728    $     54,048    $     55,447    $     57,395

Note 1--Fiscal years 1996 through 1999 were comprised of 52 weeks, while fiscal year 2000 was comprised of 53 weeks.
Note 2--The fiscal year 1996 extraordinary loss was due to the early redemption ($22.9 million) of debentures.
Note 3--Cash dividends have not been paid during the five-year period ended November 3, 2000.

(A) In fiscal 1999, the Company recognized $2.0 million, or $0.13 per share ($500,000 or $0.03 per share in fiscal 1998) of a previously deferred gain on the sale in 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Company's Uruguayan division. During fiscal years 1998 and 1999, the venture repaid substantially all of its obligations.

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

      In January 1996, the Company merged its wholly-owned subsidiary, Autologic Incorporated and related foreign subsidiaries with Information International, Inc. ("Triple-I"), resulting in the formation of "aii," a new publicly traded company. The results of Triple-I are included in net income since the date of acquisition.

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

Fiscal Year 2000 (53 weeks) Compared to Fiscal Year 1999 (52 weeks)

Results of Operations - Summary

Net sales in fiscal 2000 increased by $60.0 million, or 3%, to $2.2 billion in fiscal 2000. The increase resulted primarily from an increase in sales to unaffiliated customers by the Telecommunications Services segment of $107.4 million and by the Electronic Publication and Typesetting Systems segment of $8.5 million, which were partially offset by decreases in sales for the other three segments.

The Company's income before taxes and minority interests increased by $6.2 million, or 14%, to $50.9 million in fiscal 2000. The operating profit of the Company's segments increased by $13.1 million, or 21%, to $76.4 million in fiscal 2000. While the Staffing Services segment, the Telecommunications Services segment, and the Computer Systems segment increased their operating profits and the Electronic Publication and Typesetting Systems segment reduced its operating loss, an operating loss in the Telephone Directory segment partially offset these improvements.

Consolidated fiscal 1999 results included recognition of a previously deferred gain on the sale of a joint venture of $2.0 million (see Note G of Notes to Consolidated Financial Statements of this Report).

Net income in fiscal 2000 was $30.7 million, compared to net income of $29.0 million in fiscal 1999.

Results of Operations - Segments

Sales of the Staffing Services segment decreased by $25.5 million, or 1%, while its operating profit increased by $11.7 million, or 27%, to $55.5 million, compared with $43.8 million in fiscal 1999. The sales decrease was caused by a reduction in Managed Services revenue of $194.9 million, or 40%, due primarily to an increase in the number of associate vendors who have agreed to be paid subject to the receipt of the customers' payment to the Company, resulting in the amounts associated with such revenue being excluded from sales, as well as a reduction in the use of associate vendors by one of the Company's largest Managed Services clients. These revenue decreases were offset, in part, by an increase in sales of $169.4 million, or 14%, in traditional staffing business. Operating margins rose from 2.6% to 3.3% for the entire segment and from 3.6% to 4.0% excluding Managed Services revenue. An increased mix of higher margin recruited business in both the Technical and Commercial divisions of the segment and strong growth in permanent placements contributed to higher margins and higher operating profit for this segment. However, there can be no assurances that this improvement will continue. Some of the segment's customers are large, and the loss of any large contract could have a negative effect on this segment's business unless, and until, the business is replaced. Although the markets for the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2000 Compared to Fiscal Year 1999--Continued

Results of Operations-Segments--Continued

segment's services include a broad range of industries throughout the United States, general economic difficulties in specific geographic areas or industrial sectors have in the past, and could in the future affect, the profitability of this segment.

The Telephone Directory segment's sales decreased by $0.6 million, or 1%, to $97.7 million in fiscal 2000. It incurred an operating loss of $3.2 million in fiscal 2000, compared with an operating profit of $7.3 million in fiscal 1999. The sales decrease was primarily due to decreases in the segment's Viewtech division sales of $2.8 million, telephone production sales of $1.9 million and printing sales in Uruguay of $1.1 million, substantially offset by an increase in independent directory publishing sales of $5.0 million, which included the publication of the segment's toll-free directory. The operating loss was the result of significantly higher expenditures for various strategic investments in new and existing markets and a restructuring of the segment designed to increase future advertising revenue and enhance the long-term value and profits of its independent yellow page publishing business. Additionally, the segment's decreased sales and a charge of $0.8 million for a Viewtech customer receivable deemed uncollectable due to a bankruptcy filing added to the operating loss. While the Company believes that investments made and initiatives implemented should enable the segment to return to historical profit levels, there can be no assurances that this segment will return to profitability in the near term.

The Telecommunications Services segment's sales increased by $108.4 million, or 58%, to $296.1 million in fiscal 2000 compared to $187.7 million in fiscal 1999 and its operating profit increased by $5.7 million, or 40%, to $19.8 million in fiscal 2000 compared to $14.1 million in fiscal 1999. All of the segment's divisions reported significant increases in sales as a result of increased revenues from long-haul fiber optic projects and cross-connect box projects, as well as additional increased business from several major customers. The increase in operating profit was the result of the increase in sales and a decrease in overhead of 3.2 percentage points partially offset by a decrease in gross margins of 4.4 percentage points, primarily due to amounts recorded for cost overruns on one of the Business Systems division's projects, a settlement of differences on "out-of-scope" billing on a project with another customer, the completion of certain low-margin government contract work and integration costs for the Lucent Wired Services Division acquired in late December 1999. A substantial portion of the business in these segments is obtained through the submission of competitive proposals for contracts that typically expire within one year and are re-bid. While management believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business, there can be no assurances that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

The Computer Systems segment's sales decreased by $20.8 million, or 25%, to $63.1 million in fiscal 2000 while its operating profit increased by 48%, to $4.7 million from $3.2 million in fiscal 1999. The sales decrease was primarily due to the recognition in fiscal 1999 of revenues related to a contract for an operator services system in Holland, which was accounted for under the completed contract method of accounting. Revenues for this contract were $25.9 million. The decrease in revenue was partially offset, and the operating profit was increased, in fiscal 2000 by an increase in customer utilization of the segment's transaction-based

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2000 Compared to Fiscal Year 1999--Continued

Results of Operations - Segments--Continued

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

The Electronic Publication and Typesetting Systems segment's sales increased by $8.4 million, or 12%, to $81.0 million in fiscal 2000 and its operating loss decreased by $4.7 million, or 92%, to $0.4 million. The increase in sales resulted from higher domestic and international sales of systems and equipment, primarily due to sales of the segment's new data storage products to domestic OEM customers and sales of the segment's new wide Computer-to-Plate imagers to Latin American and European customers. The decrease in operating loss was due to the increase in sales, an increase in service and support gross margins of 9.2 percentage points due to lower spare parts and warranty costs, partially offset by a decrease in systems and equipment gross margins of 4.8 percentage points due to higher manufacturing costs and price discounting in response to competition. Operating expenses decreased by $1.4 million due to a reduction in product development costs as new products were completed, staff reductions and other cost-containment measures. Included in each year are amortization charges of $2.1 million related to goodwill which will be fully amortized at the end of the first quarter of fiscal 2001. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal years 2000 and 2001 of equipment introduced within the last three years prior to the applicable fiscal year comprising approximately 94% and 85%, respectively, of equipment sales. Although cost reductions are being realized, there can be no assurances that the segment will return to profitability within the near term.

Results of Operations - Other

Total selling and administrative expenses increased by $17.0 million, or 22%, to $93.2 million in fiscal 2000 to support the increased sales activities of the Telecommunications Services segment, initiatives taken by the Telephone Directory segment, and costs associated with a new accounting and back office Enterprise Resource Planning (ERP) system. These expenses, expressed as a percentage of sales, were 4.2% in fiscal 2000 and 3.6% in fiscal 1999. General corporate expenses, included above, increased by 17% to $15.9 million in fiscal 2000.

Research, development and engineering expenses decreased by $1.6 million, or 14%, to $9.7 million in fiscal 2000. The decrease in fiscal 2000 was primarily due to a reduction in product development in the Electronic Publication and Typesetting Systems segment as new products were completed and introduced to customers.

Depreciation and amortization increased by $1.2 million, or 5%, to $25.3 million. The increase was attributable to amortization of intangibles due to acquisitions made during fiscal 1999 and commencement of depreciation of the new ERP system during fiscal 2000. (Depreciation of the system was $1.1 million in fiscal 2000 and is expected to be approximately $4.5 million in fiscal 2001.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2000 Compared to Fiscal Year 1999--Continued

Results of Operations-Other --Continued

Interest income decreased by $0.2 million, or 13%, to $1.6 million in fiscal 2000, primarily due to a decrease in funds available for investment.

The other loss of $1.0 million in fiscal 2000 was primarily due to an increase in a variety of expenses, including the Company's share in the start-up losses of its new joint venture, westVista Advertising Services.

In fiscal 1999, the Company recognized $2.0 million of a previously deferred gain on the sale in fiscal 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Uruguayan division. During fiscal 1999, the venture repaid substantially all of the balance of its obligations.

The foreign exchange gain in fiscal 2000 was $0.4 million, compared to a loss of $0.7 million in fiscal 1999, as a result of favorable currency movements in the European markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign receivables, sales and firm commitments, foreign currency options are purchased during and generally settled on the last day of each quarter.

Interest expense increased by $2.2 million, or 26%, to $10.5 million in fiscal 2000. The increase is the result of higher borrowing under the Company's revolving credit agreements to finance the December 1998 acquisition of Volt Europe and to support the increased working capital requirements of the Company due primarily to a higher level of accounts receivable and, to a lesser extent, higher interest rates. The Company is working to reduce the average days outstanding of its receivables, but it expects that until it completes this process, assuming no reduction in interest rates, interest expense will be higher in fiscal 2001 periods compared to fiscal 2000 periods.

The Company's effective tax rate was 41.4% in fiscal 2000 compared to 40.1% in fiscal 1999. The lower effective tax rate in fiscal 1999 resulted from the non-taxable gain on the sale of a Brazilian joint venture.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1999 (52 weeks) Compared to Fiscal Year 1998 (52 weeks)

Results of Operations - Summary

Net sales increased by $432.6 million, or 25%, to $2.1 billion in fiscal 1999. This increase resulted primarily from an increase in sales to unaffiliated customers by the Staffing Services segment of $393.8 million, the Computer Systems segment of $29.0 million, the Telecommunications Services segment of $18.9 million and the Telephone Directory segment of $5.7 million, which was partially offset by a decrease in sales to unaffiliated customers by the Electronic Publication and Typesetting Systems segment of $14.8 million.

The Company's income before income taxes and minority interests increased by $8.8 million, or 25%, to $44.7 million in fiscal 1999. The operating profit of the Company's segments increased by $11.9 million, or 23%, to $63.3 million in fiscal 1999. While the Staffing Services segment, the Computer Systems segment, the Telecommunications Services segment and the Telephone Directory segment increased their operating profits, an operating loss in the Electronic Publication and Typesetting Systems segment partially offset these improvements.

Consolidated results include recognition of a previously deferred gain on the sale of a joint venture of $2.0 million in fiscal 1999 and $0.5 million in fiscal 1998 (see Note G of Notes to Consolidated Financial Statements of this Report).

Net income in fiscal 1999 was $29.0 million, compared to net income of $20.9 million in fiscal 1998.

Results of Operations - Segments

Sales of the Staffing Services segment increased by $393.1 million, or 30%, to $1.7 billion in fiscal 1999 and the segment's operating profit increased by $10.3 million, or 31%, to $43.8 million, compared with $33.5 million in fiscal 1998. Managed Service revenue increased by $211.0 million, or 77%, to $486.3 million in fiscal 1999 and traditional staffing revenue increased by $182.2 million, or 18%, to $1.2 billion. Approximately $77.3 million of the traditional staffing revenue increase was generated by sales from a subsidiary acquired in fiscal 1999. The increase in the segment's operating profit was due to the increase in sales and included $2.6 million (net of $1.9 million of amortization of goodwill) from the acquired business. As a percentage of sales, operating margins increased from 2.5% to 2.6% for the entire segment and from 3.2% to 3.6% excluding Managed Services revenue. Lower overhead costs expressed as a percentage of sales were offset, in part, by a decrease in gross margin of 0.4 percentage points due to higher associate vendor usage in managed service contracts billed at substantially lower mark-ups than traditional recruited business. The Technical Placement division of the Staffing Services segment accounted for substantially all of the sales increase and its operating profit increased by 49% to $29.9 million. Sales of the Commercial and Light Industrial division, which specializes in temporary placements, were slightly higher than in the prior period and its operating profit increased by 4% to $13.9 million.

The Telephone Directory segment's sales increased by $4.1 million, or 4%, to $98.3 million in fiscal 1999 and its operating profit increased by $2.2 million, or 43%, to $7.3 million in fiscal 1999. The sales increase was due

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1999 Compared to Fiscal Year 1998--Continued

Results of Operations - Segments--Continued

to increased independent directory publishing sales of $18.9 million, which included the publication of two newly acquired toll-free directories. These increases were partially offset by decreased production sales which included the absence of sales under two contracts that expired in the second half of fiscal 1998 and which had accounted for approximately 14% of the segment's sales in fiscal 1998. Although the segment's gross margin decreased by 2.5 percentage points due to the expiration of these production contracts and lower gross margins on the newly acquired directories, a 6% reduction in overhead and the increased sales resulted in the increase in operating profit.

The Telecommunications Services segment's sales increased by $19.0 million, or 11%, to $187.7 million in fiscal 1999 and its operating profit increased by $2.3 million, or 19%, to $14.1 million in fiscal 1999. The increases in this segment were the result of increased business from several major customers. The sales increase was due to a 73% increase in the Advanced Technology Services division, a 51% increase in the Central Office division and a 12% increase in the Business Systems division. These increases were partially offset by a 10% decrease in the Construction division, which represented 42% of the segment's sales in fiscal 1998, due to the expiration of two contracts, one in fiscal 1998 and the other in fiscal 1999. High margin cross-connect box and long-haul fiber optic construction work, partially offset by the expiration of the construction contracts, enabled the segment to improve its gross margin by 0.7 percentage points in fiscal 1999. Operating profit increased due to the increases in sales and gross margin, partially offset by a 12% increase in overhead.

The Computer Systems segment's sales increased by $29.5 million, or 54%, to $83.9 million in fiscal 1999 and its operating profit was $3.2 million compared to a loss of $2.2 million in fiscal 1998. The increase in sales and operating profit was due to the customer acceptance and recognition of the installation of an operator service system in Holland in fiscal 1999, which was accounted for under the completed contract method of accounting, and increased transaction volume of its outsourced directory assistance services. These increases, in addition to sales from a newly acquired network solutions company, were partially offset by a reduction in system upgrade sales and decreased support and maintenance revenue due to the expiration of a large contract.

The Electronic Publication and Typesetting Systems segment's sales decreased by $15.0 million, or 17%, to $72.7 million in fiscal 1999 and it incurred an operating loss of $5.2 million compared to an operating profit of $3.1 million in fiscal 1998. The fiscal 1999 sales decrease resulted primarily from a decrease in domestic and international sales of systems and equipment of $13.2 million resulting from a decline in demand partially due to the postponement of capital expenditures by newspapers due to their Year 2000 issues, adverse business conditions in some of the segment's foreign markets and lower sales of some of the segment's non-core products. Operating results decreased due to lower sales, a 3.7 percentage point decrease in gross margins and a 12% increase in research, development and engineering expenditures due to higher costs associated with the rollout of the segment's new wide versions of its Computer-to-Plate and film recorder products. The markets in which the segment competes are subject to rapidly changing technology, with sales in fiscal years 1999 and 1998 of equipment introduced within the three years prior to the applicable year comprising approximately 85% and 88%, respectively, of equipment sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1999 Compared to Fiscal Year 1998--Continued

Results of Operations - Other

Total selling and administrative expenses increased by $14.1 million, or 23%, to $76.2 million in fiscal 1999 as a result of acquisitions, the cost of Year 2000 remediation, the initial costs associated with the implementation of the Company's accounting and back office ERP system and to support increased sales levels. These expenses expressed as a percentage of sales were 3.6% in both fiscal 1999 and fiscal 1998. General corporate expenses, included above, increased by 13% to $13.7 million in fiscal 1999.

Research, development and engineering expenses increased to $11.3 million from $11.1 million in fiscal 1998. An increase in the Electronic Publication and Typesetting Systems segment was substantially offset by reductions in other segments.

Depreciation and amortization increased by $3.3 million, or 16%, to $24.1 million in fiscal 1999. The fiscal 1999 increase was primarily attributable to amortization of intangibles, which resulted from acquisitions made in fiscal years 1999 and 1998 (see Notes I and K of Notes to Consolidated Financial Statements).

Interest income decreased by $0.6 million, or 26%, to $1.8 million in fiscal 1999, primarily due to a decrease in funds available for investment.

In fiscal 1999, the Company recognized a gain of $2.0 million (compared to $0.5 million in fiscal 1998), which is the balance of a previously deferred gain on the sale in fiscal 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Company's Uruguayan division. During fiscal years 1998 and 1999, the venture repaid substantially all of its obligations.

Other income increased to $0.2 million in fiscal 1999 compared to a loss of $0.4 million in fiscal 1998. In fiscal 1998, other income was reduced by $0.6 million due to a non-recurring charge for professional fees in connection with a terminated transaction.

The foreign exchange loss in fiscal 1999 was $0.7 million, compared to $0.4 million in fiscal 1998. The losses were due to unfavorable currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency options are purchased.

Interest expense increased by $2.6 million, or 46%, to $8.3 million in fiscal 1999. The increase is the result of the Company borrowing under its revolving credit agreement to finance the acquisition of Volt Europe and to support the increased working capital requirements of the Company, interest incurred by Volt Europe and higher interest rates and financing costs incurred by the Company's Uruguay division where borrowings serve to hedge receivables against a loss in value due to the strengthening of the U.S. dollar against the Uruguayan currency.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 1999 Compared to Fiscal Year 1998--Continued

Results of Operations - Other--Continued

The Company's effective tax rate was reduced to 40.1% in fiscal 1999 from 41.5% in fiscal 1998. The lower effective tax rate in fiscal 1999 resulted from the non-taxable gain on the sale of a Brazilian joint venture.

Liquidity and Capital Resources

Cash and cash equivalents increased by $1.7 million in fiscal 2000 to $34.1 million at the end of the fiscal year.

Cash of $22.8 million was used by operating activities in fiscal 2000. Among the principal applications of cash in operating activities in fiscal 2000 was an increase in the level of accounts receivable of $95.9 million due to an increase in average days outstanding and increased sales with new and existing customers, as well as an increase in inventories of $13.9 million and prepaid expenses and other assets of $8.7 million. Primary among the factors providing cash flows to operating activities in fiscal 2000 was the Company's net income of $30.7 million, augmented by $25.3 million of depreciation and amortization, increases in accounts payable of $21.9 million primarily due to a fourth quarter increase in the use of associate vendors by the Staffing Services segment to service national accounts, an accounts receivable provision for bad debts of $7.6 million, an increase in accrued expenses of $6.4 million and an increase in customer advances and other liabilities of $3.8 million.

The principal factors in cash applied to investing activities of $42.7 million were the expenditure of $38.6 million for property, plant and equipment and $2.8 million for investment in a joint venture.

Financing activities provided $66.4 million of cash from the increase in bank loans of $76.4 million borrowed principally to support the investing activities, increased working capital requirements of the Company and for the payment of long-term debt of $12.7 million.

At November 3, 2000, the Company had $157.4 million of credit lines with banks, of which $72.5 million is under a revolving credit agreement ("Multi-year Revolver") that expires in January 2002, and $72.5 million is under a 364-day revolving credit agreement ("364-day Revolver") expiring in August 2001. The Company had outstanding bank borrowings of $144.1 million at November 3, 2000 under these lines (see Note D in the Notes to Consolidated Financial Statements). The Company expects that the two revolving credit agreements will be renewed.

In addition, the Company maintains uncommitted credit facilities with banks. At December 31, 2000, such facilities amounted to $30 million, with $15 million scheduled to expire on March 31, 2001 and $15 million in December 2001.

The Company believes its current financial position, working capital, credit lines and future cash flows will be sufficient to fund its presently contemplated operations and satisfy its debt obligations. However, the Company intends to seek additional financing to further its ability to expand its business. However, there can be no assurance that the Company will be able to obtain such financing or the terms of financing that may be available.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued

The Company is currently in the process of installing a back office system that will provide enhanced financial, accounting, human resources, customer and management reporting. The cost incurred through November 3, 2000 for this new ERP system, including the purchase and/or lease of software and hardware, three years of support and the initial implementation phase, was $31.0 million, a significant portion of which has been capitalized and is being amortized over a five to seven year period. A significant portion of this amount has been financed over a three to four year period by vendors (see Note E in the Notes to Condensed Consolidated Financial Statements).

In fiscal 2000, the Company began development of a new internet-based Front End System designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance, and other functions in the branch offices of the Staffing Services segment. The total costs to develop and install this system is anticipated to be approximately $16 million, of which $1.7 million has been incurred to date. The Company has no other material capital commitments.

The Effect of New Accounting Pronouncements

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The provisions of SFAS No. 133 require companies to record all derivative instruments as assets or liabilities, measured at fair value. In June 1999, the FASB issued Statement No. 137, which deferred the effective date of SFAS No. 133. The Company does not expect that effects of adopting this new standard in fiscal 2001 will be material.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company has evaluated the impact of SAB 101 and the interpretations thereunder and determined that it will not have a material effect on the Company's consolidated financial position and results of operations.

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:

Interest Rate Market Risk

The Company has cash equivalents on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks, which provide for unsecured borrowings and letters of credit up to an aggregate of $157.4 million. At November 3, 2000, the Company had borrowings totaling $144.1 million outstanding under these agreements. The interest rates on these borrowings are variable and therefore interest expense and interest income are affected by the general level of U.S. and foreign interest rates. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. For example, a 1% increase in prevailing interest rates could cause interest expense to increase by $1.1 million. The Company's policy is to take actions that would mitigate such risk when appropriate.

In March 2000, the Company entered into a series of interest rate swap agreements which effectively converted $40.0 million of its $46.0 million of long-term debt, through maturity, from fixed to floating rate debt. Therefore, interest expense on the debt was affected by the general level of interest rates. In December 2000, the Company terminated the swap agreements. The fair value of the agreements at termination of $498,000 was paid to the Company and will reduce the interest expense over the remaining term the notes are outstanding.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan, and non-current investments consisting of a portfolio of equity securities. The total market value of these investments is $3.7 million; $3.6 million of these investments are held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries whose financial statements are translated using the accounting policies described in Note A of Notes to the Consolidated Financial Statements. The Company is subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar, which may impact reported earnings. The Company attempts to reduce these risks by utilizing foreign currency option contracts to hedge the adverse impact on foreign currency receivables and sales when the dollar strengthens against the related foreign currency. At November 3, 2000, the Company had purchased foreign currency options in the aggregate notional amount of $5.5 million, which approximated its exposure in foreign currencies at that date. The Company does not believe that it is exposed to material foreign exchange market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ERNST & YOUNG LLP               787 Seventh Avenue         Phone #: 212-773-3000
                                New York, New York 10019

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Volt Information Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of November 3, 2000 and October 29, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 3, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at November 3, 2000 and October 29, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 3, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    Ernst & Young LLP

December 20, 2000

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                      November        October
                                                                                      3, 2000         29, 1999
                                                                                     ---------       ---------
                                                                                       (Dollars in thousands)
     ASSETS
     CURRENT ASSETS
       Cash and cash equivalents--Note A                                             $  34,099       $  32,402
       Short-term investments--Notes A and B                                             3,570           2,609
       Trade accounts receivable less allowances of $8,952 (2000) and
          $7,941 (1999)--Schedule II                                                   448,812         364,461
       Inventories--Notes A and C                                                       75,729          61,116
       Deferred income taxes--Notes A and F and Schedule II                             12,563          11,035
       Prepaid expenses and other assets                                                17,689           9,585
                                                                                     ---------       ---------
     TOTAL CURRENT ASSETS                                                              592,462         481,208

     Investment in joint venture --Note G                                                3,788           1,297
     Investment in securities--Notes A and B and Schedule II                                86             162
     Property, plant and equipment, net --Notes A, E and K                              96,325          78,168
     Deferred income taxes--Notes A and F                                                                  920
     Deposits and other assets                                                           7,399           6,104
     Intangible assets-net of accumulated amortization of $25,133 (2000) and
       $18,689 (1999)--Notes A and I                                                    44,768          50,470
                                                                                     ---------       ---------

     TOTAL ASSETS                                                                    $ 744,828       $ 618,329
                                                                                     =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Notes payable to banks--Notes D and E                                         $ 144,054       $  68,498
       Current portion of long-term debt--Note E                                        13,699          12,654
       Accounts payable                                                                148,341         127,781
       Accrued wages and commissions                                                    54,702          49,210
       Accrued taxes other than income taxes                                            16,373          16,048
       Accrued interest and other accruals                                              17,330          17,568
       Customer advances and other liabilities                                          25,241          22,441
       Income taxes--Notes A and F                                                       8,809          11,146
                                                                                     ---------       ---------
     TOTAL CURRENT LIABILITIES                                                         428,549         325,346

     Long term debt- -Note E                                                            32,297          45,728
     Deferred income taxes--Notes A and F                                                4,495
     Minority interests                                                                 16,132          17,259

     STOCKHOLDERS' EQUITY --Notes A, B, D, E, J and L and Schedule II Preferred
       stock, par value $1.00; Authorized--500,000 shares; issued--none
       Common stock, par value $.10; Authorized--30,000,000 shares; issued--
       15,208,015 shares (2000) and 15,032,446 shares (1999)                             1,521           1,503
       Paid-in capital                                                                  40,862          37,696
       Retained earnings                                                               221,922         191,217
       Accumulated other comprehensive loss                                               (950)           (420)
                                                                                     ---------       ---------
     TOTAL STOCKHOLDERS' EQUITY                                                        263,355         229,996
                                                                                     ---------       ---------

COMMITMENTS --Note O

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 744,828       $ 618,329
                                                                                     =========       =========

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                                 YEAR ENDED
                                                             --------------------------------------------------
                                                                 November            October            October
                                                                  3, 2000           29, 1999           30, 1998
                                                             ------------       ------------       ------------
                                                                (Dollars in thousands, except per share data)
NET SALES:
  Sales of services                                          $  2,120,265       $  2,068,684       $  1,621,375
  Sales of products                                                80,915             72,461             87,220
                                                             ------------       ------------       ------------
                                                                2,201,180          2,141,145          1,708,595
                                                             ------------       ------------       ------------
COSTS AND EXPENSES:
  Cost of sales
     Services                                                   1,962,738          1,935,150          1,524,226
     Products                                                      49,735             44,744             51,145
  Selling and administrative                                       93,242             76,201             62,066
  Research, development and engineering                             9,727             11,278             11,076
  Depreciation and amortization                                    25,270             24,110             20,768
                                                             ------------       ------------       ------------
                                                                2,140,712          2,091,483          1,669,281
                                                             ------------       ------------       ------------

OPERATING PROFIT                                                   60,468             49,662             39,314

OTHER INCOME (EXPENSE):
  Interest income                                                   1,587              1,821              2,469
  Other (loss) income - net--Note G                                (1,047)               179               (353)
  Gain on sale of joint venture --Note G                                               2,049                500
  Foreign exchange gain (loss) - net                                  358               (720)              (391)
  Interest expense                                                (10,489)            (8,326)            (5,712)
                                                             ------------       ------------       ------------

Income before income taxes and minority interests                  50,877             44,665             35,827

Income tax provision--Notes A and F                               (21,087)           (17,890)           (14,856)
Minority interests in net loss (income) of subsidiaries               915              2,184                (68)
                                                             ------------       ------------       ------------

NET INCOME                                                   $     30,705       $     28,959       $     20,903
                                                             ============       ============       ============

                                                                               Per Share Data
                                                             --------------------------------------------------
Basic:
  Net income per share                                       $       2.03       $       1.93       $       1.40
                                                             ============       ============       ============

  Weighted average number of shares--Note H                    15,139,483         15,023,046         14,917,846
                                                             ============       ============       ============

Diluted:
  Net income per share                                       $       2.00       $       1.91       $       1.37
                                                             ============       ============       ============

  Weighted average number of shares--Note H                    15,315,957         15,152,612         15,253,665
                                                             ============       ============       ============

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                   Accumulated Other
                                                                                                  Comprehensive Income
                                                                                               -------------------------
                                                                                                             Unrealized
                                                       Common Stock                              Foreign       Gain
                                                      $.10 Par Value                             Currency    (Loss) On    Comprehen-
                                                    -----------------   Paid-In     Retained   Translation   Marketable      sive
                                                    Shares     Amount   Capital     Earnings    Adjustment   Securities     Income
                                                    ------    -------   -------     --------    ----------   ----------   ----------
                                                                            (Dollars in thousands)
Balance at October 31, 1997                     14,883,143     $1,488   $34,894     $141,355       $(169)

Contribution to ESOP                                13,381          1       698
Stock options exercised, including
  related tax benefit of $640                      109,640         12     1,535
Unrealized foreign currency
  translation adjustment-net of taxes of $49                                                          55                    $55
Unrealized gain on marketable securities -
  net of taxes of $289                                                                                       $450           450
Net income for the year                                                               20,903                             20,903
                                                ----------     ------   -------     --------       -----    -----       -------
Balance at October 30, 1998                     15,006,164      1,501    37,127      162,258        (114)     450       $21,408
                                                                                                                        =======

Contribution to ESOP                                18,172          2       408
Stock options exercised, including
  related tax benefit of $15                         8,110                  161
Unrealized foreign currency
  translation adjustment-net of taxes of $22                                                          52                    $52
Unrealized gain on marketable securities -
  net of taxes of $518                                                                                       (808)         (808)
Net income for the year                                                               28,959                             28,959
                                                ----------     ------   -------     --------       -----    -----       -------
Balance at October 29, 1999                     15,032,446      1,503    37,696      191,217         (62)    (358)      $28,203
                                                                                                                        =======

Contribution to ESOP                                24,939          2       556
Stock options exercised, including
  related tax benefit of $1,035                    150,630         16     2,610
Unrealized foreign currency
  translation adjustment-net of taxes of $209                                                       (488)                 $(488)
Unrealized loss on marketable securities -
  net of taxes of $35                                                                                         (42)          (42)
Net income for the year                                                               30,705                             30,705
                                                ----------     ------   -------     --------       -----    -----       -------

Balance at November 3, 2000                     15,208,015     $1,521   $40,862     $221,922       $(550)   $(400)      $30,175
                                                ==========     ======   =======     ========       =====    =====       =======

There were no shares of preferred stock issued or outstanding in any of the reported periods.

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED
                                                                --------------------------------------
                                                                November        October        October
                                                                  3,2000       29, 1999       30, 1998
                                                                --------       --------       --------
CASH PROVIDED BY (APPLIED TO) OPERATING                                (Dollars in thousands)
  ACTIVITIES
Net income                                                      $ 30,705       $ 28,959       $ 20,903
Adjustments to reconcile net income to cash
 provided by (applied to) operating activities:
    Depreciation and amortization                                 25,270         24,110         20,768
    Equity in net loss of joint ventures                             302             33
    Gain on sale of joint ventures                                               (2,049)          (500)
    Accounts receivable provisions                                 7,624          5,548          3,401
    Minority interests                                              (915)        (2,184)            68
    (Gain) loss on foreign currency translation                     (407)          (267)            72
    Loss on dispositions of property, plant and equipment             49             51             85
    Deferred income tax expense (benefit)                          4,130         (1,178)         1,352
    Other                                                            117            120            101
    Changes in operating assets and liabilities:
      Increase in accounts receivable                            (95,925)       (73,480)       (63,175)
      Increase in inventories                                    (13,921)       (22,039)        (3,686)
      (Increase) decrease in prepaid expenses
        and other current assets                                  (8,731)        (1,528)         3,723
      (Increase)  decrease in other assets                          (822)           773         (3,164)
      Increase in accounts payable                                21,908         29,374         29,917
      Increase (decrease) in accrued expenses                      6,410         14,220         (1,755)
      Increase in customer advances
        and other liabilities                                      3,766            794          2,568
      (Decrease) increase in income taxes payable                 (2,338)         3,685         (3,927)
                                                                --------       --------       --------

NET CASH (APPLIED TO) PROVIDED BY
  OPERATING ACTIVITIES                                           (22,778)         4,942          6,751
                                                                --------       --------       --------

CASH (APPLIED TO) PROVIDED BY
  INVESTING ACTIVITIES

  Maturities of investments                                                                        319
  Sales of investments                                            12,062          4,445              5
  Purchases of investments                                       (13,177)        (5,793)        (1,346)
  Investment in joint ventures                                    (2,793)        (1,330)
  Acquisitions                                                    (1,779)       (38,122)        (6,771)
  Proceeds from disposals of property, plant and equipment         1,684            108            267
  Purchases of property, plant and equipment                     (38,573)       (26,695)       (22,400)
  Other                                                             (160)          (218)            18
                                                                --------       --------       --------

NET CASH APPLIED TO
  INVESTING ACTIVITIES                                           (42,736)       (67,605)       (29,908)
                                                                --------       --------       --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued

                                                                            YEAR ENDED
                                                              --------------------------------------
                                                              November        October        October
                                                               3, 2000       29, 1999       30, 1998
                                                              --------       --------       --------
                                                                      (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO)
  FINANCING ACTIVITIES

    Payment of long-term debt                                  (12,653)        (1,399)        (1,949)
    Exercises of stock options                                   2,626            161          1,547
    Increase (decrease) in notes payable-banks                  76,436         64,313            (17)
                                                              --------       --------       --------

NET CASH PROVIDED BY (APPLIED TO)
  FINANCING ACTIVITIES                                          66,409         63,075           (419)
                                                              --------       --------       --------

Effect of exchange rate changes on cash                            802            365            967
                                                              --------       --------       --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               1,697            777        (22,609)

Cash and cash equivalents, beginning of year                    32,402         31,625         54,234
                                                              --------       --------       --------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                 $ 34,099       $ 32,402       $ 31,625
                                                              ========       ========       ========

SUPPLEMENTAL INFORMATION

  Cash Paid During The Year:

    Interest expense, including $668 capitalized in 2000      $ 10,518       $  8,365       $  5,823
      and $256 capitalized in 1999
    Income taxes, net of refunds                              $ 18,260       $ 14,632       $ 16,746

  Obligation incurred in connection with the purchase and
     support of an Enterprise Resource Planning system                       $  4,334

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

Fiscal Year: The Company's fiscal year consists of the 52 or 53 weeks ending on the Friday nearest October 31. The 1999 and 1998 fiscal years were comprised of 52 weeks. The 2000 fiscal year was comprised of 53 weeks (one additional week in the fourth quarter). In 2001, the Company's fiscal year will end on Sunday, November 4, 2001 and thereafter on the Sunday nearest October 31.

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

Revenue Recognition: Sales are recorded when products are shipped and when services are rendered. Revenues and costs applicable to long-term contracts, including those providing for software customization or modification, are recognized on the percentage-of-completion method, measured by work performed, or the completed-contract method, as appropriate. Provisions for estimated losses on contracts are recorded when losses become evident. Associate vendor costs are recognized as sales and cost of sales unless considered non-recourse where payments of these amounts are subject to receipt of the customers' payment to the Company.

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

Buildings                             - 25 to 31-1/2 years
Machinery and equipment               - 3 to 15 years
Leasehold improvements                - length of lease or life of asset,
                                        whichever is shorter
Enterprise Resource Planning system   - 5 to 7 years

                                                       November       October
                                                        3, 2000      29, 1999
                                                       --------      --------
                                                       (Dollars in thousands)
Property, plant and equipment consist of:
Land and buildings                                     $ 35,378      $ 34,270
Machinery and equipment                                  91,218        83,156
Leasehold improvements                                    8,171         6,326
Enterprise Resource Planning system                      25,548        10,353
                                                       --------      --------
                                                        160,315       134,105
Less allowances for depreciation and amortization        63,990        55,937
                                                       --------      --------
                                                       $ 96,325      $ 78,168
                                                       ========      ========

A term loan is secured by a deed of trust on land and buildings with a carrying amount at November 3, 2000 of $13.2 million (see Note E).

Intangible Assets: Intangible assets principally consist of the unamortized balances of the excess of cost over the fair value of the net assets of companies or businesses acquired. The intangibles are being amortized using the straight-line method, over five to twenty year periods with an average remaining life of seven years.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Translation of Foreign Currencies: The U.S. dollar is the Company's functional currency throughout the world, except certain European subsidiaries. Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are included in operations. The translation adjustments recorded as a separate component of stockholders' equity result from changes in exchange rates, affecting the reported assets and liabilities of the European subsidiaries whose functional currency is not the U.S. dollar.

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

Comprehensive Income: Comprehensive income is the net income of the Company combined with other changes in stockholders' equity not involving ownership interest changes. For the Company, such other changes include foreign currency translation and market-to-market adjustments related to held-for-sale securities.

Derivatives and Hedging Activities: In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The provisions of SFAS No. 133 require companies to record all derivative instruments as assets or liabilities, measured at fair value. In June 1999, the FASB issued Statement No. 137, which deferred the effective date of SFAS No.
133. The Company does not expect that effects of adopting this new standard in fiscal 2001 will be material.

NOTE B--INVESTMENTS IN SECURITIES

At November 3, 2000, short-term investments consisted of $3.6 million ($2.6 million at October 29, 1999) invested in mutual funds for the Company's deferred compensation plan (see Note M). Non-current investments at that date consisted of a portfolio of equity securities with a cost of $750,000 and a market value of approximately $86,000 ($162,000 at October 29, 1999). The gross unrealized loss of $664,000 at November 3, 2000 ($588,000 at October 29, 1999) is included as a component of accumulated other comprehensive (loss) income.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE C--INVENTORIES

Inventories consisted of:

                                                       November          October
                                                        3, 2000         29, 1999
                                                       --------         --------
                                                         (Dollars in thousands)
Services:
  Accumulated unbilled costs on
    service contracts                                   $64,585          $50,079
                                                        -------          -------

Products:
  Materials                                               7,583            6,205
  Work-in-process                                         1,548            1,910
  Service parts                                             928            1,170
  Finished goods                                          1,085            1,752
                                                        -------          -------
                                                         11,144           11,037
                                                        -------          -------
  Total                                                 $75,729          $61,116
                                                        =======          =======

The cumulative amounts billed, principally under service contracts at November 3, 2000 and long-term contracts at October 29, 1999, of $9.3 million and $2.5 million, respectively, are credited against the related costs in inventory.

NOTE D--SHORT-TERM BORROWINGS

At November 3, 2000, the Company had credit lines with domestic and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $157.4 million, including $72.5 million under a three year, syndicated, unsecured revolving credit agreement ("Multi-year Revolver") and an additional $72.5 million syndicated unsecured revolving credit agreement ("364-day Revolver"). On August 17, 2000, the Company amended its Multi-year Revolver and amended and restated its 364-day Revolver with a group of banks for which The Chase Manhattan Bank and Fleet Bank, N.A. are serving as co-agents. The $72.5 million Multi-year Revolver expires in January 2002 and the $72.5 million 364-day Revolver expires in August 2001. Borrowings under the two revolvers bear interest at various interest rates, with the Company having the option to select the most favorable rate at the time of borrowing. The revolvers provide for, among other things, the maintenance of various financial ratios and covenants, including a requirement that the Company maintain a consolidated net worth, as defined, of $110.0 million, plus 50% of consolidated net income for each completed fiscal year after fiscal 1997, resulting in a requirement at November 3, 2000 to maintain consolidated net worth of $170.3 million. The Credit Agreements also contain certain limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, grant liens and sell assets. The Company from time to time may also borrow under uncommitted facilities from various banks. At November 3, 2000, the Company had total outstanding bank borrowings of $144.1 million ($68.5 million at October 29, 1999) of which $138.3 million was borrowed under the two revolvers. The weighted average interest rate of short-term borrowings at each year-end was 8% in fiscal 2000 and 9% in fiscal 1999.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE E--LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt consists of the following:

                                                       November          October
                                                        3, 2000         29, 1999
                                                       --------         --------
                                                         (Dollars in thousands)

7.92% Senior Notes (a)                                  $40,000          $50,000
7.86% Term loan (b)                                       2,400            3,300
Notes payable (c) & (d)                                   3,596            5,082
                                                        -------          -------
                                                         45,996           58,382
Less amounts due within one year                         13,699           12,654
                                                        -------          -------
Total long-term debt                                    $32,297          $45,728
                                                        =======          =======

(a) On August 28, 1996, the Company issued $50.0 million of Senior Notes in a private placement to institutional investors. The notes bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments which began in August 2000. In March 2000, the Company entered into a series of interest rate swap agreements, which effectively converted these notes, through their maturity, from fixed to floating rate debt. The swap rates are based on LIBOR, reset quarterly and averaged 7.5% at November 3, 2000. In December 2000, the Company terminated the swap agreements. The fair value of the agreements at termination of $498,000 was paid to the Company and will reduce interest expense over the remaining term the notes are outstanding. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants. One covenant requires the Company to maintain a level of consolidated net worth which, under the formula in the agreements, was $153.6 million at November 3, 2000. However, the terms of the Company's revolving Credit Agreement require the Company to maintain a consolidated net worth of $170.3 million at November 3, 2000 (see Note D).

(b) In October 1994, the Company entered into a $10.0 million loan agreement with Fleet Bank, N.A., which is secured by a deed of trust on land and buildings (carrying amount at November 3, 2000 - $13.2 million). The loan, which bears interest at 7.86% per annum, requires principal payments of $225,000 per quarter and a final payment of $1.7 million in October 2001.

(c) A loan of $2.5 million from The Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The loan, with a balance of $249,000 at November 3, 2000, is guaranteed by the Company, and is being repaid in semi-annual payments of $249,000, plus interest calculated at LIBOR (6.62% at November 3, 2000) plus 0.25%, through March 15, 2001.

(d) On February 9, 1999, the Company entered into a $5.6 million Installment Payment Agreement to finance the purchase and support of an Enterprise Resource Planning system for internal use, which has been capitalized and is being amortized over a five to seven year period. The Agreement provides for interest, calculated at 6%, and principal amortization in five equal annual installments of $1.3 million; the first payment was made in February 1999, with the final payment due in February 2003.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE E--LONG-TERM DEBT AND FINANCING ARRANGEMENTS--Continued

Principal payments in each of the next five years on long-term debt outstanding at November 3, 2000 are:

                   Fiscal Year                     Amount
                   -----------                     ------
                                           (Dollars in thousands)

                       2001                        $13,699
                       2002                         11,114
                       2003                         11,183
                       2004                         10,000
                                                   -------
                                                   $45,996
                                                   =======

NOTE F--INCOME TAXES

The components of the Company's income before income taxes and the related income tax provision are, as follows:

                                                                                          Year Ended
                                                                            --------------------------------------
                                                                            November        October        October
                                                                             3, 2000       29, 1999       30, 1998
                                                                            --------       --------       --------
                                                                                    (Dollars in thousands)
The components of income before income taxes, based on the location of operations, consist of the following:
    Domestic                                                                $ 49,948       $ 38,686       $ 35,418
    Foreign                                                                      929          5,979            409
                                                                            --------       --------       --------
                                                                            $ 50,877       $ 44,665       $ 35,827
                                                                            ========       ========       ========
The components of the income tax provision include:
Current:
    Federal (a)                                                             $ 12,768       $ 13,254       $ 10,949
    Foreign                                                                    1,074          2,672            199
    State and local                                                            3,115          3,142          2,356
                                                                            --------       --------       --------
     Total current                                                            16,957         19,068         13,504
                                                                            --------       --------       --------

Deferred:
    Federal                                                                    3,542         (1,087)         1,769
    Foreign                                                                     (194)          (207)          (467)
    State and local                                                              782            116             50
                                                                            --------       --------       --------
     Total deferred                                                            4,130         (1,178)         1,352
                                                                            --------       --------       --------
Total income tax provision                                                  $ 21,087       $ 17,890       $ 14,856
                                                                            ========       ========       ========

(a)   Reduced in 2000, 1999 and 1998 by benefits of $744,000, $1,189,000 and
      $1,009,000, respectively, from general business credits.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                                           Year  Ended
                                           -------------------------------------------
                                            November          October          October
                                             3, 2000         29, 1999         30, 1998
                                           ---------        ---------        ---------
Statutory rate                                  35.0%            35.0%            35.0%
State and local taxes, net of federal
  tax benefit                                    5.0              4.9              4.4
Tax effect of foreign operations                (0.4)            (1.6)            (1.0)
Goodwill amortization                            2.0              2.6              3.1
General business credits                        (1.0)            (1.7)            (1.8)
Other - net                                      0.8              0.9              1.8
                                           ---------        ---------        ---------

Effective tax rate                              41.4%            40.1%            41.5%
                                           =========        =========        =========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and also include operating loss and tax credit carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          November       October
                                                           3, 2000      29, 1999
                                                          --------      --------
                                                          (Dollars in thousands)

Deferred Tax Assets:
  Allowance for doubtful accounts                          $ 3,491       $ 2,986
  Inventory valuation                                        3,648         3,869
  Domestic net operating loss carryforwards                  2,847         3,345
  Foreign tax credit carryforwards                             724           802
  Compensation accruals and deferrals                        4,518         4,054
  Warranty accruals                                            426           501
  Foreign asset bases                                        1,347         1,152
  Accelerated book depreciation                              1,001           766
  Other-net                                                  1,181           583
                                                           -------       -------

Total deferred tax assets                                   19,183        18,058
  Valuation allowance for deferred tax assets                  548           284
                                                           -------       -------

Deferred tax assets, net of valuation allowance             18,635        17,774
                                                           -------       -------

Deferred Tax Liabilities:
  Software development costs                                 9,736         4,161
  Earnings not currently taxable                                 4             4
  Accounts receivable valuation                                827         1,654
                                                           -------       -------
  Total deferred tax liabilities                            10,567         5,819
                                                           -------       -------

Net deferred tax assets                                    $ 8,068       $11,955
                                                           =======       =======

  Balance sheet classification:
  Current assets                                           $12,563       $11,035
  Noncurrent assets                                                          920
  Noncurrent liabilities                                     4,495
                                                           -------       -------
Net deferred tax assets                                    $ 8,068       $11,955
                                                           =======       =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

As of November 3, 2000, for tax purposes, the Company had foreign tax credit carryforwards of $724,000, which expire from 2001 through 2004. For financial statement purposes, a valuation allowance of $548,000 has been recognized to reduce the deferred tax asset related to these carryforwards. At November 3, 2000, net deferred tax assets include $2.8 million related to domestic net operating loss carryforwards of the Company's 59% owned publicly-held subsidiary, Autologic Information International Inc. ("aii"). The carryforwards expire between 2009 and 2014. Although realization is not assured, management believes it is more likely than not that all of the assets related to such loss carryforwards will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

The valuation allowance increased during fiscal 2000 by $264,000 and decreased by $322,000 in fiscal 1999.

Substantially all of the undistributed earnings of foreign subsidiaries of $6.9 million at November 3, 2000 are considered permanently invested and, accordingly, no federal income taxes thereon have been provided. Should these earnings be distributed, foreign tax credits would reduce the additional federal income tax which would be payable. Availability of credits is subject to limitations; accordingly, it is not practicable to estimate the amount of the ultimate deferred tax liability, if any, on accumulated earnings.

NOTE G--JOINT VENTURES

The Company owns a 50% interest in westVista Advertising Services, a joint venture with a subsidiary of TELUS Corporation. The venture was formed in fiscal 1998 for the acquisition or establishment and subsequent operation of one or more businesses engaged in the publication of telephone directories in the western United States. During fiscal 1999, the venture made its first acquisition, purchasing eleven community Yellow Pages directories. In fiscal 2000, the venture acquired seven additional community Yellow Pages directories. Additional acquisitions by the joint venture have been curtailed. In fiscal 2000, sales of the venture were $3.0 million and the Company's portion of the loss sustained was $302,000.

In the first quarter of fiscal 1997, the Company sold its 50% interest in Telelistas Editora Ltda. ("Telelistas"), a Brazilian joint venture, which is the official publisher of telephone directories in Rio de Janeiro for the government-owned telephone company, and received $2.5 million in excess of its carrying value at the date of sale. In connection with the sale, the Company continued to grant credit to Telelistas and guarantee the venture's obligations with respect to certain import financing, principally for the printing of telephone directories by the Company's Uruguayan division. Therefore, the Company had deferred the gain on the sale. In fiscal 1998, Telelistas repaid certain of these obligations and the Company's guarantees were released. Accordingly, $500,000 of the gain on the sale was recognized in fiscal 1998. During fiscal 1999, the venture repaid substantially all of its remaining obligations; accordingly, the $2.0 million balance of the deferred gain was recognized in fiscal 1999.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--PER SHARE DATA

In calculating basic earnings per share, the effect of dilutive securities is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                                   Year Ended
                                                  ------------------------------------------
                                                    November         October         October
                                                     3, 2000        29, 1999        30, 1998
                                                  ----------      ----------      ----------
Denominator for basic earnings per share -
Weighted average number of shares                 15,139,483      15,023,046      14,917,846

Effect of dilutive securities:
Employee stock options                               176,474         129,566         335,819
                                                  ----------      ----------      ----------

Denominator for diluted earnings per share -
Adjusted weighted average number of shares        15,315,957      15,152,612      15,253,665
                                                  ==========      ==========      ==========

Options to purchase 50,750, 115,460 and 126,400 shares of the Company's common stock were outstanding at November 3, 2000, October 29, 1999, and October 30, 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

NOTE I--ACQUISITION OF SUBSIDIARIES AND BUSINESSES

In December 1999, the Company completed its purchase of the Wired Services and Professional Staffing divisions of two Lucent Technologies subsidiaries. The Wired Services division installs cable, wire and small telecommunications systems for businesses, and the Professional Staffing division provides technical, management and administrative personnel for temporary assignments. The Company paid cash for inventory and equipment, with limited additional consideration due based on future sales of the Wired Services division. The amounts paid and payable are not considered material to the Company. This acquisition, along with Belgium operations acquired by Volt Europe, resulted in an increase in intangible assets of $727,000.

During fiscal 1999, the Company acquired Gatton Computing Group Limited, now referred to as Volt Europe, a provider of Information Technology ("IT") contractor resourcing services and IT managed services in the United Kingdom and continental Europe. The purchase price was $35.9 million in cash. Headquartered near London, England, Volt Europe offers IT services through three main operating divisions which provide temporary IT contract consultants, specifically tailored recruitment services and a range of IT services, including systems development, consulting, maintenance and technical support services. Included in the Company's fiscal 1999 results of operations for the eleven months following the acquisition are sales of $77.3 million and an operating profit of $2.6 million, net of $1.9 million of amortization of goodwill. The assets acquired, excluding intangibles, consisted principally of accounts receivable, net of those sold on a nonrecourse basis under a factoring agreement.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued,

NOTE I--ACQUISITION OF SUBSIDIARIES AND BUSINESSES--Continued

The Company borrowed under its Multi-year Revolver to finance this acquisition and to replace the factoring agreement. This acquisition, along with two toll-free directories acquired in October 1998, and a network solutions company acquired in April 1999, resulted in an increase in intangible assets of $37.0 million.

NOTE J--STOCK OPTION PLANS

The Non-Qualified Stock Option Plan adopted by the Company in fiscal 1980 terminated on June 30, 1990, except for options previously granted under the plan. All outstanding options were exercised during fiscal 2000.

In May 1995, the Company adopted a new Non-Qualified Stock Option Plan, which enables the granting of options to acquire up to 1.2 million shares of common stock to key employees and, as amended in January 1998, directors of the Company. Option exercise prices may not be less than 100% of the market price of the shares on the date the options are granted. The term of each option, which may not exceed ten years, and its exercisability are at the discretion of the Company. Currently outstanding options become fully vested within one to five years after the date of grant. At November 3, 2000, options to purchase 349,847 (334,007 at October 29, 1999) shares were vested and 361,443 (387,415 at October 29, 1999) shares were available for future grants under the plan.

Transactions involving outstanding stock options under these plans were:

                                              1980 Plan                      1995 Plan
                                    ----------------------------   -------------------------------
                                    Number of   Weighted Average   Number of      Weighted Average
                                      Shares     Exercise Price     Shares         Exercise Price
                                    ---------   ----------------   ---------      ----------------
Outstanding-October 31, 1997         158,000       $   4.02         527,028         $  18.97
Granted                                                              85,500            34.96
Exercised                            (77,000)          4.04         (32,640)           18.20
Forfeited                                                           (42,145)           26.64
                                    --------                       --------

Outstanding-October 30, 1998          81,000           4.00         537,743            20.96
Granted                                                             119,950            20.32
Exercised                                                            (8,110)           18.08
Forfeited                                                           (24,575)           23.59
                                    --------                       --------

Outstanding-October 29, 1999          81,000           4.00         625,008            20.77
Granted                                                              59,650            23.51
Exercised                            (81,000)          4.00         (69,630)           18.19
Forfeited                                                           (33,678)           25.02
                                    --------                       --------

Outstanding-November 3, 2000           -                            581,350         $  21.08
                                    ========                       ========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--STOCK OPTION PLANS--Continued

Price ranges of outstanding and exercisable options as of November 3, 2000 are summarized below:

                                  Outstanding Options                                 Exercisable Options
                     ---------------------------------------------------        -----------------------------------
                                       Average
Range of             Number of        Remaining         Weighted Average         Number of         Weighted Average
Exercise Prices        Shares        Life (Years)        Exercise Price           Shares            Exercise Price
---------------        ------        ------------        --------------           ------            --------------
1995 Plan:
----------
$15.91-$18.08        342,373                 6               $17.92              261,998               $18.05

$18.56-$23.06        127,877                 9               $21.54               19,321               $21.35

$23.59-$40.03        108,400                 7               $29.74               67,048               $28.38

$50.56-$59.81          2,700                 7               $52.96                1,480               $52.31

The Company has elected to follow APB Opinion 25, "Accounting for Stock Issued to Employees," to account for its stock options. No compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined at the grant dates for awards under the alternative method provided for in SFAS No. 123, "Accounting and Disclosure for Stock Based Compensation," pro forma net income and earnings per share would have been:

                                                    2000            1999            1998
                                                 -------         -------         -------
Pro forma net income (in thousands)              $30,089         $28,141         $20,202
Pro forma net income per share - basic             $1.99           $1.87           $1.35
Pro forma net income per share - diluted           $1.96           $1.87           $1.34

The fair value of each option grant is estimated using the Multiple Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 5.9%, 6.0% and 4.4%, expected volatility of .61, .70 and .63, an expected life of the options of five years and no dividends. The weighted average fair value of stock options granted during years ended 2000, 1999 and 1998 were $16.29, $13.53 and $21.26, respectively.

NOTE K--SEGMENT DISCLOSURES

Financial data concerning the Company's sales, segment profit (loss) and identifiable assets by reportable operating segment for fiscal years 2000, 1999 and 1998 are presented in tables under Item 1 of the Report on Form 10-K and are incorporated herein by reference.

Total sales include both sales to unaffiliated customers, as reported in the Company's consolidated statements of income, and intersegment sales. Sales between segments are generally priced at fair market value. The Company

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--SEGMENT DISCLOSURES--Continued

evaluates performance based on segment profit or loss from operations before general corporate expenses, interest income and other income, interest expense, foreign exchange gains and losses, income taxes, equity income and minority interests. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Therefore, the Company's operating profit is the total segment profit less general corporate expenses. Identifiable assets are those assets that are used in the Company's operations in the particular operating segment. Corporate assets consist principally of cash and cash equivalents, investments and an Enterprise Resource Planning system.

The Company operates in three major businesses which are primarily focused on the markets they serve: staffing services, telecommunications and information solutions, and prepress publishing systems. The Company's internal reporting structure is based on the services and products provided to customers which results in the following five reportable operating segments:

Staffing Services - This segment provides a broad range of employee staffing services, including temporary help, technical personnel placement, and other alternative staffing services, employment and direct hire placement services, referred employee management services, employment outsourcing services, employee leasing services and Information Technology ("IT") services, to a wide range of customers. The Staffing Services segment includes the Technical Placement division and the Commercial and Light Industrial division which have been aggregated due to similarities in services provided, customers served, internal processes, margins and net cash flows. In certain instances, the two divisions share common management, facilities and jointly service customer contracts.

Telephone Directory - This segment publishes independent telephone directories; provides telephone directory production, commercial printing, database management, sales and marketing services, licenses directory production and contract management software systems to directory publishers and others; and provides services, principally computer-based projects, to public utilities and financial institutions.

Telecommunications Services - This segment provides telecommunications services, including design, engineering, outside plant construction, system installation, maintenance, removals and distribution of telecommunications products to the outside plants and central offices of telecommunications and cable companies, and within their customers' premises and large corporations requiring telecommunications services.

Computer Systems - This segment provides directory assistance outsourcing services, both traditional and enhanced, to wireline and wireless telecommunications companies; provides directory assistance content to internet sites; designs, develops, integrates, markets, sells and maintains computer-based directory assistance systems and other database management and telecommunications systems for the telecommunications industry; and provides third-party IT services to others.

Electronic Publication and Typesetting Systems - This segment, through aii, designs, develops, manufactures, integrates, markets, sells and services computerized imagesetting and publication systems equipment and software principally to the newspaper publishing industry, niche portions of the commercial printing industry and other organizations having internal publishing facilities.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--SEGMENT DISCLOSURES--Continued

Sales to external customers and assets of the Company by geographic area are as follows:

                                                   Year Ended
                                ------------------------------------------------
                                  November            October            October
                                   3, 2000           29, 1999           30, 1998
                                ----------         ----------         ----------
                                             (Dollars in thousands)
Sales:
Domestic                        $2,066,264         $1,979,811         $1,654,526
International                      134,916            161,334             54,069
                                ----------         ----------         ----------
                                $2,201,180         $2,141,145         $1,708,595
                                ==========         ==========         ==========

Assets:
Domestic                        $  640,202         $  532,820         $  429,024
International                      104,626             85,509             40,302
                                ----------         ----------         ----------
                                $  744,828         $  618,329         $  469,326
                                ==========         ==========         ==========

Capital expenditures and depreciation and amortization by the Company's operating segments are as follows:

                                                              Year Ended
                                                   ----------------------------------
                                                   November      October      October
                                                    3, 2000     29, 1999     30, 1998
                                                   --------     --------     --------
                                                         (Dollars in thousands)
Capital Expenditures:
Staffing Services                                   $ 7,167      $ 4,596      $ 5,160
Telephone Directory                                   1,864        2,681        7,957
Telecommunications Services                           6,511        6,434        3,478
Computer Systems                                      3,300        1,999        3,857
Electronic Publication and Typesetting Systems        1,550        1,811        2,331
                                                    -------      -------      -------
   Total segments                                    20,392       17,521       22,783
Corporate                                            18,468       10,870          259
                                                    -------      -------      -------
                                                    $38,860      $28,391      $23,042
                                                    =======      =======      =======

Depreciation and Amortization (a):
Staffing Services                                   $ 7,942      $ 6,555      $ 3,536
Telephone Directory                                   3,560        4,571        3,808
Telecommunications Services                           4,319        3,772        3,727
Computer Systems                                      3,164        4,011        4,568
Electronic Publication and Typesetting Systems        4,666        4,750        4,705
                                                    -------      -------      -------
   Total segments                                    23,651       23,659       20,344
Corporate                                             1,619          451          424
                                                    -------      -------      -------
                                                    $25,270      $24,110      $20,768
                                                    =======      =======      =======

(a) Includes depreciation and amortization of property, plant and equipment for fiscal years 2000, 1999 and 1998 of $18.8 million, $18.0 million and $17.6 million, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for fiscal years ended November 3, 2000 and October 29, 1999. Each quarter contained thirteen weeks, except for the fourth quarter of fiscal 2000 which contained fourteen weeks.

                                                      Fiscal 2000 Quarter
                                    ------------------------------------------------------
                                        First         Second          Third         Fourth
                                        -----         ------          -----         ------
                                         (Dollars in thousands, except per share data)
Net sales                            $500,115       $536,134       $537,220       $627,711
                                     ========       ========       ========       ========

Gross profit                          $33,874        $47,013        $50,233        $57,587
                                      =======        =======        =======        =======

Net income                             $3,618         $7,722         $9,830         $9,535
                                       ======         ======         ======         ======

Net income per share - basic            $0.24          $0.51          $0.65          $0.63
                                        =====          =====          =====          =====

Net income per share - diluted          $0.24          $0.50          $0.64          $0.62
                                        =====          =====          =====          =====

                                                           Fiscal 1999 Quarter
                                       ---------------------------------------------------------
                                          First           Second          Third           Fourth
                                          -----           ------          -----           ------
                                               (Dollars in thousands, except per share data)
Net sales                              $489,922         $532,273       $560,015         $558,935
                                       ========         ========       ========         ========

Gross profit                            $26,910          $37,842        $41,246          $55,253
                                        =======          =======        =======          =======

Net income                               $2,562 (a)       $5,678         $7,702 (a)      $13,017
                                         ======           ======         ======          =======

Net income per share - basic              $0.17 (a)        $0.38          $0.51 (a)        $0.87
                                          =====            =====          =====            =====

Net income per share - diluted            $0.17            $0.38          $0.51            $0.86
                                          =====            =====          =====            =====

(a) In connection with the sale in fiscal 1997 of its interest in a Brazilian joint venture, the Company continued to grant credit to the joint venture and guarantee the venture's obligations with respect to certain import financing, principally for the printing of telephone directories by the Company's Uruguayan division. During the first and third quarters of fiscal 1999, the venture repaid substantially all of its remaining obligations and the Company therefore recognized $1.2 million ($0.08 per share) and $800,000 ($0.05 per share) in the first and third quarters, respectively, of a previously deferred gain on the sale.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)--Continued

Historically, the Company's results of operations have been lower in the first fiscal quarter as a result of reduced requirements for its technical and temporary personnel during the holiday season. The Company's Uruguayan operation produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter, and the Company's independent directory publisher's revenues and profits are lower in the Company's first fiscal quarter due to the seasonality of its directory publishing schedule. Sales by aii are generally lower in the months of November and December due to the holiday season, which is a peak publishing period when customers are reluctant to install and test new equipment.

NOTE M--EMPLOYEE BENEFITS

The Company has various savings plans which permit eligible employees to make contributions on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. In January 2000, the Company amended the savings plan for in-house employees to provide a Company contribution in the form of a 50% match of the first 3% of salary contributed by eligible participants. For participants with less than five years of service, the Company matching contributions will vest at 20% per year over a five-year period. Company contributions to the plan are made semi-annually. Under the plan, the Company's contributions of $940,000 in fiscal 2000 were accrued and charged to compensation expense.

In January 2000, the Company made its final contribution to its non-contributory Employee Stock Ownership Plan (ESOP), merged the ESOP with its savings plan for in house employees, and fully vested all ESOP accounts, within the savings plan, regardless of years of service. Contributions of $558,000 in fiscal 1999 and $410,000 in fiscal 1998 were accrued and charged to compensation expense. Contributions of previously unissued shares were made to the plan and are included in the calculation of earnings per share.

The Company has a non-qualified deferred compensation and supplemental savings plan which permits eligible employees to defer a portion of their income. This plan consists solely of participant deferrals and earnings thereon, which are reflected as a current liability under accrued wages and commissions.

NOTE N--FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. At November 3, 2000, the Company's cash investments were primarily in investment grade, short-term instruments. Concentrations of credit risk with respect to the Company's receivables are limited due to the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas.

The Company purchases foreign currency option contracts, generally having a maturity of three to six months, to hedge the adverse impact on its foreign currency receivables and sales when the dollar strengthens against the related foreign currencies. Foreign exchange (gain) loss in the accompanying statements of income include (1) any gain on option contracts, which are recognized in income in the same period as losses on the hedged receivables and reduced dollar amount of sales, and (2) the premium cost of the option contracts, which is amortized over the contract period. At November 3, 2000, the Company had purchased options, all of which expire in the first quarter

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE N--FINANCIAL INSTRUMENTS--Continued

of fiscal 2001, at a cost of $163,000, to exchange various overseas currencies for U.S. dollars, in the aggregate notional amount of $5.5 million. There were no unrealized gains or losses on these contracts at that date. The counterparties to the currency option contracts are major banks. Credit loss from counterparty nonperformance is not anticipated.

In March 2000, the Company entered into a series of interest rate swap agreements, which effectively converted through their maturity, the $40.0 million 7.92% Senior Notes from fixed to floating rate debt. The swap rates are based on LIBOR, reset quarterly and averaged 7.5% at November 3, 2000. In December 2000, the Company terminated the swap agreements. The fair value of the agreements at termination of $498,000 was paid to the Company and will reduce interest expense over the remaining term the notes are outstanding.

The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks approximated their fair values as of November 3, 2000 and October 29, 1999 due to the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated its fair value as of November 3, 2000 and October 29, 1999 based upon quoted market prices for same or similar debt issues.

NOTE O--COMMITMENTS

The future minimum rental commitments as of November 3, 2000 for all noncancellable operating leases are as follows:

                Fiscal Year      Total          Office Space         Equipment
                -----------     -------         ------------         ---------
                                          (Dollars in thousands)

                2001            $16,752            $15,656            $1,096
                2002             12,524             11,890               634
                2003              9,561              9,498                63
                2004              6,927              6,891                36
                2005              4,511              4,499                12
                Thereafter        5,285              5,273                12
                                -------            -------            ------
                                $55,560            $53,707            $1,853
                                =======            =======            ======

Rental expense for all operating leases for fiscal years 2000, 1999 and 1998 was $21.0 million, $18.8 million and $16.3 million, respectively. Many of the leases also require the Company to pay or contribute to property taxes, insurance and ordinary repairs and maintenance.

In fiscal 2000, the Company began development of a new internet-based Front End System designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance, and other functions in the branch offices of the Staffing Services segment. The total costs to develop and install this system is anticipated to be approximately $16 million, of which $1.7 million has been incurred to date. The Company has no other material capital commitments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K (except information as to the Company's executive officers, which information follows Item 4 in this Report) will be included in the Company's Proxy Statement, which the Company intends to file within 120 days after the close of its fiscal year ended November 3, 2000 and is hereby incorporated by reference to such Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1).   Financial Statements

            The following consolidated financial statements of Volt Information Sciences, Inc. and subsidiaries are included in Item 8:

                                                                            Page
                                                                            ----

            Consolidated Balance Sheets--November 3, 2000 and
             October 29, 1999                                                 35

            Consolidated Statements of Income--Years ended November
             3, 2000, October 29, 1999 and October 30, 1998                   36

            Consolidated Statements of Stockholders' Equity--Years
             ended November 3, 2000, October 29, 1999 and October 30, 1998    37

            Consolidated Statements of Cash Flows--Years ended
             November 3, 2000, October 29, 1999 and October 30, 1998          38

            Notes to Consolidated Financial Statements                        40

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

10.1(a)+ 1980 Non-Qualified Stock Option Incentive Plan, as amended. (Exhibit 10.1(a) to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1996, File No. 1-9232).

10.1(b)+ 1995 Non-Qualified Stock Option Plan, as amended. (Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1998, File No. 1-9232).

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

10.3(a)+ Employment agreement dated as of May 1, 1987 between the Company and Jerome Shaw (Exhibit 19.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).

10.3(b)+ Amendment dated January 3, 1989 to Employment Agreement between the Company and Jerome Shaw (Exhibit 19.02(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1988, File No. 1-9232).

Exhibit     Description
-------     -----------

10.4(a)+ Employment Agreement dated as of May 1, 1987 between the Company and Irwin B. Robins (Exhibit 19.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).

10.4(b)+ Amendment dated June 1, 1992 to Employment Agreement between the Company and Irwin B. Robins (Exhibit 10.04(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1992, File No. 1-9232).

10.4(c)+ Amendment dated April 28, 1994 to Employment Agreement between the Company and Irwin B. Robins (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1994, File No. 1-9232).

10.4(d)+ Amendment dated April 30, 1996 to Employment Agreement between the Company and Irwin B. Robins (Exhibit 10.04(d) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-9232).

10.4(e)+ Amendment dated April 30, 1998 to Employment Agreement between the Company and Irwin B. Robins (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1998, File No. 1-9232).

21.*        Subsidiaries of the Registrant.

23.*        Consent of Ernst & Young LLP.

-----------------------------------------------------
+     Management contract or compensation plan or arrangement.

* Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

14 (b).     Reports on Form 8-K

No Reports on Form 8-K were filed during the fourth quarter of the year ended November 3, 2000.

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

                                           VOLT INFORMATION SCIENCES, INC.


Dated: New York, New York                  By: /s/ William Shaw
       January 26, 2001                        ---------------------------------
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

Signature              Title                                   Date
---------              -----                                   ----


/s/William Shaw        Chairman of the Board,                  January 26, 2001
----------------       President and Chief Executive
William Shaw           Officer and Director



/s/James J. Groberg    Senior Vice President (Principal        January 26, 2001
--------------------   Financial Officer and Director)
James J. Groberg


/s/Jack Egan           Vice President, Corporate Accounting    January 26, 2001
-------------          (Principal Accounting Officer)
Jack Egan


/s/Jerome Shaw         Director                                January 26, 2001
---------------
Jerome Shaw


/s/Steven A. Shaw      Director                                January 26, 2001
-----------------
Steven A. Shaw

-----------------      Director
Irwin B. Robins

-----------------      Director
Mark N. Kaplan

-----------------      Director
Bruce G. Goodman

-----------------      Director
William H. Turner


/s/Lloyd Frank         Director                                January 26, 2001
-------------------
Lloyd Frank

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Column A                                                      Column B            Column C              Column D          Column E
--------                                                      --------     -----------------------      --------          --------
                                                                                 Additions
                                                                           -----------------------

                                                              Balance at   Charged to   Charged to                          Balance
                                                              Beginning    Costs and       Other                             at End
Description                                                   of Period     Expenses     Accounts       Deductions         of Period
-----------                                                   ---------     --------     --------       ----------         ---------
                                                                                     (Dollars in Thousands)
Year ended November 3, 2000:
  Deducted from asset accounts:
  Allowance for uncollectible accounts                          $7,941      $7,624                       $6,613(1)(2)        $8,952
  Allowance for deferred tax assets                                284                   $342(3)             78(4)              548
  Unrealized loss (gain) on marketable securities                  587                     77(5)                                664

Year ended October 29, 1999:
  Deducted from asset accounts:
  Allowance for uncollectible accounts                          $5,822      $5,548        $61(6)         $3,490(1)(2)        $7,941
  Allowance for deferred tax assets                                606                                      322(4)              284
  Unrealized loss (gain) on marketable securities                 (739)                 1,326(5)                                587

Year ended October 30, 1998:
  Deducted from asset accounts:
  Allowance for uncollectible accounts                          $5,067      $3,401                       $2,646(1)(2)        $5,822
  Allowance for deferred tax assets                                606                                                          606
  Unrealized loss (gain) on marketable securities                3,000                  $(739)(5)         3,000(7)             (739)

(1)--Write-off of uncollectible accounts.
(2)--Includes a foreign currency translation (loss) gain of $(88) in 2000, $(11) in 1999, and $13 in 1998, respectively.
(3)--Charge to income tax provision.
(4)--Principally, write-off of unutilized foreign tax credits.
(5)--Charge (credit) to stockholder's equity.
(6)--Pertains to the opening balance of a company acquired during fiscal year 1999.
(7)--Write-off of marketable securities.

                                INDEX TO EXHIBITS

Exhibit     Description
-------     -----------

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

10.1(a)+ 1980 Non-Qualified Stock Option Incentive Plan, as amended. (Exhibit 10.1(a) to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1996, File No. 1-9232).

10.1(b)+ 1995 Non-Qualified Stock Option Plan, as amended. (Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1998, File No. 1-9232).

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

10.3(a)+ Employment Agreement dated as of May 1, 1987 between the Company and Jerome Shaw (Exhibit 19.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).

Exhibit     Description
-------     -----------

10.3(b)+ Amendment dated January 3, 1989 to Employment Agreement between the Company and Jerome Shaw (Exhibit 19.02(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1988, File No. 1-9232).

10.4(a)+ Employment Agreement dated as of May 1, 1987 between the Company and Irwin B. Robins (Exhibit 19.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).

10.4(b)+ Amendment dated June 1, 1992 to Employment Agreement between the Company and Irwin B. Robins. (Exhibit 10.04(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1992, File No. 1-9232).

10.4(c)+ Amendment dated April 28, 1994 to Employment Agreement between the Company and Irwin B. Robins. (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1994, File No. 1-9232).

10.4(d)+ Amendment dated April 30, 1996 to Employment Agreement between the Company and Irwin B. Robins (Exhibit 10.04(d) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-9232).

10.4(e)+ Amendment dated April 30, 1998 to Employment Agreement between the Company and Irwin B. Robins (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1998, 1997, File No. 1-9232).

21.*        Subsidiaries of the Registrant.

23.*        Consent of Ernst & Young LLP.

----------------------------------------------------
+     Management contract or compensation plan or arrangement.

* Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.