Form 10-Q
period 2001-02-04
VOLT INFORMATION SCIENCES INC
filed 2001-03-19
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Three Months Ended February 4, 2001

                  Or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _______________________

Commission File No. 1-9232

                         VOLT INFORMATION SCIENCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                           13-5658129
--------------------------------                         -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

560 Lexington Avenue, New York, New York                     10022
----------------------------------------                 -------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (212) 704-2400

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

                                 Yes |X| No |_|

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of March 11, 2001 was 15,209,365.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations -
         Three Months Ended February 4, 2001 and January 28, 2000              3

         Condensed Consolidated Balance Sheets -
         February 4, 2001 and November 3, 2000                                 4

         Condensed Consolidated Statements of Cash Flows -
         Three Months Ended February 4, 2001 and January 28, 2000              5

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            12

Item 3.  Qualitative and Quantitative Disclosures about Market Risk           18

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     19

SIGNATURE                                                                     19

PART I - FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                           Three Months Ended
                                                                   ---------------------------------
                                                                    February 4,          January 28,
                                                                           2001                 2000
                                                                   ------------         ------------

                                                             (Dollars in thousands, except per share data)
NET SALES:
  Sales of services                                                $    509,178         $    482,512
  Sales of products                                                      16,757               17,603
                                                                   ------------         ------------
                                                                        525,935              500,115
                                                                   ------------         ------------

COSTS AND EXPENSES:
  Cost of sales
    Services                                                            487,099              455,795
    Products                                                             10,126               10,446
  Selling and administrative                                             18,751               17,624
  Research, development and engineering                                   2,436                2,586
  Depreciation and amortization                                           7,110                5,980
                                                                   ------------         ------------
                                                                        525,522              492,431
                                                                   ------------         ------------

OPERATING PROFIT                                                            413                7,684


OTHER INCOME (EXPENSE):
  Interest income                                                           358                  422
  Other income-net                                                           69                   68
  Foreign exchange loss-net--Note J                                         (96)                (183)
  Interest expense                                                       (4,073)              (2,301)
                                                                   ------------         ------------

(Loss) income before income taxes and minority interests                 (3,329)               5,690

Income tax benefit (provision)                                            1,301               (2,317)
Minority interests in net loss of consolidated subsidiaries                 143                  245
                                                                   ------------         ------------

NET (LOSS) INCOME                                                  ($     1,885)        $      3,618
                                                                   ============         ============

                                                                            Per Share Data
                                                                            --------------

Net (loss) income per share-Basic and Diluted                      ($      0.12)        $       0.24
                                                                   ============         ============

Weighted average number of shares-Basic--Note G                      15,208,770           15,041,054
                                                                   ============         ============

Weighted average number of shares-Diluted--Note G                    15,208,770           15,175,538
                                                                   ============         ============

See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                February 4,       November 3,
                                                                                       2001              2000 (a)
                                                                                  ---------         ---------
                                                                                (Unaudited)
                                                                                   (Dollars in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                       $  36,860         $  34,099
  Short-term investments                                                              3,542             3,570
  Trade accounts receivable less allowances of $8,762 (2001) and                    431,206           448,812
       $8,952 (2000)
  Inventories--Note B                                                                70,250            75,729
  Deferred income taxes                                                              12,665            12,563
  Prepaid expenses and other assets                                                  18,059            17,689
                                                                                  ---------         ---------
TOTAL CURRENT ASSETS                                                                572,582           592,462

Investment in joint venture--Note F                                                   3,449             3,788
Investment in securities                                                                 69                86
Property, plant and equipment less allowances for depreciation
and amortization of $65,744 (2001) and $63,990 (2000)--Note D                       100,259            96,325
Deposits and other assets                                                             6,898             7,399
Intangible assets-net of accumulated amortization of $15,473 (2001) and
  $25,133 (2000)--Note H                                                             43,316            44,768
                                                                                  ---------         ---------
TOTAL ASSETS                                                                      $ 726,573         $ 744,828
                                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks--Note C                                                  $ 148,241         $ 144,054
  Current portion of long-term debt--Note D                                          13,474            13,699
  Accounts payable                                                                  126,857           148,341
  Accrued wages and commissions                                                      51,151            54,702
  Accrued taxes other than income taxes                                              21,090            16,373
  Accrued interest and other accruals                                                13,138            17,330
  Customer advances and other liabilities                                            36,769            25,241
  Income taxes                                                                          888             8,809
                                                                                  ---------         ---------
TOTAL CURRENT LIABILITIES                                                           411,608           428,549

Long-term debt--Note D                                                               32,297            32,297
Deferred income taxes                                                                 5,010             4,495
Minority interests                                                                   15,989            16,132

STOCKHOLDERS' EQUITY--Notes C, D and E
Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
Common stock, par value $.10; Authorized--30,000,000 shares; issued --
  15,209,365 shares (2001) and 15,208,015 shares (2000)                               1,521             1,521
Paid-in capital                                                                      40,887            40,862
Retained earnings                                                                   220,037           221,922
Accumulated comprehensive loss                                                         (776)             (950)
                                                                                  ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                                          261,669           263,355
                                                                                  ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 726,573         $ 744,828
                                                                                  =========         =========

(a) The Balance sheet at November 3, 2000 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     Three Months Ended
                                                                                ----------------------------
                                                                                February 4,      January 28,
                                                                                       2001             2000
                                                                                -----------       ----------
                                                                                   (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net (loss) income                                                                  ($ 1,885)        $  3,618
Adjustments to reconcile net (loss) income to cash provided by (applied to)
operating activities:
    Depreciation and amortization                                                     7,110            5,980
    Equity in net loss of joint venture                                                 338               29
    Minority interests                                                                 (143)            (245)
    Accounts receivable provisions                                                    1,628            1,512
    Loss (gain) on foreign currency translation                                         258              (25)
    Deferred income tax provision                                                       340              581
    Other                                                                                33               37
    Changes in operating assets and liabilities:
     Decrease in accounts receivable                                                 16,295            6,694
     Decrease (increase) in inventories                                               5,479             (672)
     Increase in prepaid expenses and other current assets                             (955)          (1,355)
     Decrease (increase) other assets                                                 1,060             (728)
     Decrease in accounts payable                                                   (21,657)         (18,481)
     (Decrease) increase in accrued expenses                                         (2,796)           2,639
     Increase in customer advances and other liabilities                             11,209           13,534
     Decrease in income taxes payable                                                (7,921)          (4,755)
                                                                                   --------         --------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $  8,393         $  8,363
                                                                                   --------         --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                     Three Months Ended
                                                               ------------------------------
                                                               February 4,        January 28,
                                                                      2001               2000
                                                               -----------        -----------
                                                                   (Dollars in thousands)
CASH (APPLIED TO) PROVIDED BY INVESTING ACTIVITIES
Sales of investments                                              $    225           $  1,109
Purchases of investments                                              (315)            (1,251)
Investment in joint venture                                                              (100)
Proceeds from disposals of property, plant and equipment               201                393
Purchases of property, plant and equipment                          (9,601)            (8,301)
Other                                                                  (48)               (75)
                                                                  --------           --------
NET CASH APPLIED TO INVESTING ACTIVITIES                            (9,538)            (8,225)
                                                                  --------           --------

CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                             (225)              (225)
Exercise of stock options                                               25                129
Increase (decrease) in notes payable to banks                        4,182             (4,522)
                                                                  --------           --------
NET CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES               3,982             (4,618)
                                                                  --------           --------

Effect of exchange rate changes on cash                                (76)                51
                                                                  --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 2,761             (4,429)

Cash and cash equivalents, beginning of period                      34,099             32,402
                                                                  --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 36,860           $ 27,973
                                                                  ========           ========

SUPPLEMENTAL INFORMATION
Cash paid during the period:
Interest expense                                                  $  3,107           $  1,412
Income taxes, net of refunds                                      $  6,279           $  6,465

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at February 4, 2001 and consolidated results of operations and consolidated cash flows for the three months ended February 4, 2001 and January 28, 2000. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 3, 2000. The accounting policies used in preparing these financial statements are the same as those described in that Report. In 2001, the Company's fiscal year will end on Sunday, November 4, 2001 and thereafter on the Sunday nearest October 31. The fiscal year 2001 will contain 52 weeks compared to 53 weeks (one additional week in the fourth quarter) in fiscal year 2000.

Note B--Inventories

Inventories consist of:

                                                         February 4,      November 3,
                                                                2001            2000
                                                         -----------      -----------
                                                             (Dollars in thousands)
Services:
    Accumulated unbilled costs on service contracts          $59,316          $64,585
                                                             -------          -------

Products:
   Materials                                                   7,103            7,583
   Work-in-process                                             1,834            1,548
   Service parts                                                 668              928
   Finished goods                                              1,329            1,085
                                                             -------          -------
                                                              10,934           11,144
                                                             -------          -------

Total                                                        $70,250          $75,729
                                                             =======          =======

The cumulative amounts billed under service contracts, at February 4, 2001 and November 3, 2000, of $11.9 million and $9.3 million, respectively, are credited against the related costs in inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Short-Term Borrowings

At February 4, 2001, the Company had credit lines with domestic and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $157.4 million, including $72.5 million under a syndicated unsecured revolving credit agreement, expiring in January 2002 ("Multi-year Revolver") and an additional $72.5 million syndicated unsecured revolving credit agreement ("364-day Revolver"). On August 17, 2000, the Company amended its Multi-year Revolver and amended and restated its 364-day Revolver to, among other things, extend its maturity to August 2001. The Company expects that the two revolving credit facilities will be renewed. The Chase Manhattan Bank and Fleet Bank, N.A. are serving as co-agents for both facilities. Borrowings under the two revolvers bear interest at various interest rates, with the Company having the option to select the most favorable rate at the time of borrowing. The revolving credit facilities provide for, among other things, the maintenance of various financial ratios and covenants, including a requirement that the Company maintain a consolidated net worth, as defined, of $110.0 million, plus 50% of consolidated net income for each completed fiscal year after fiscal 1997, resulting in a requirement at February 4, 2001 to maintain consolidated net worth of $170.3 million. The Company's consolidated net worth at February 4, 2001 was $261.7 million. The revolving credit agreements also contain certain limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, grant liens and sell assets. The Company from time to time may also borrow under uncommitted facilities from various banks. At February 4, 2001, the Company had total outstanding bank borrowings of $148.2 million of which $128.0 million was borrowed under the two revolving credit facilities.

Note D --Long-Term Debt

Long-term debt consists of the following:

                                                  February 4,        November 3,
                                                         2001               2000
                                                  -----------        -----------
                                                       (Dollars in thousands)
7.92% Senior Notes (a)                                $40,000            $40,000
Term loan (b)                                           2,175              2,400
Notes payable (c) (d)                                   3,596              3,596
                                                      -------            -------
                                                       45,771             45,996
Less amounts due within one year                       13,474             13,699
                                                      -------            -------
Total long-term debt                                  $32,297            $32,297
                                                      =======            =======

(a) On August 28, 1996, the Company issued $50.0 million of Senior Notes in a private placement with institutional investors. The notes bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments, which began in August 2000. In March 2000, the Company entered into a series of interest swap agreements, which effectively converted these notes, through their maturity, from fixed to floating rate debt. The swap rates are based on LIBOR, reset quarterly and averaged 7.5% at November 3, 2000. In December 2000, the Company terminated the swap agreements. The fair value of the agreements at termination of $498,000 was paid to the Company and will reduce interest expense over the remaining term the notes are outstanding. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants. One such covenant requires the Company to maintain a level of consolidated net worth which, under the formula in the agreements, was $153.6 million at February 4, 2001. However, the terms of the Company's revolving credit agreements require the Company to maintain a consolidated net worth of $170.3 million at February 4, 2001(see Note C).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D --Long-Term Debt--Continued

(b) In October 1994, the Company entered into a $10.0 million loan agreement with Fleet Bank, N.A., which is secured by a deed of trust on land and buildings (carrying amount at February 4, 2001-$13.2 million). The loan, which bears interest at 7.86% per annum, requires principal payments of $225,000 per quarter and a final payment of $1.7 million in October 2001.

(c) A loan of $2.5 million from The Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The loan, with a balance of $249,000 at February 4, 2001, is guaranteed by the Company, and is being repaid in semi-annual payments of $249,000, plus interest calculated at LIBOR (4.8% at February 4, 2001) plus 0.25%, through March 15, 2001.

(d) On February 9, 1999, the Company entered into a $5.6 million Installment Payment Agreement to finance the purchase and support of an Enterprise Resource Planning system for internal use, which has been capitalized and is being amortized over a five to seven year period. The Agreement provides for interest calculated at 6%, and principal amortization in five equal annual installments of $1.3 million. The first payment was made in February 1999, with the final payment due in February 2003.

Note E--Stockholders' Equity

Changes in the major components of stockholders' equity for the three months ended February 4, 2001 are as follows:

                                                 Common             Paid-In          Retained
                                                  Stock             Capital          Earnings
                                                --------           --------          --------
                                                            (Dollars in thousands)

Balance at November 3, 2000                     $  1,521           $ 40,862          $221,922
Net loss for the three months                                                         ($1,885)
Stock options exercised - 1,350 shares                                   25
                                                --------           --------          --------
                                                $  1,521           $ 40,887          $220,037
                                                ========           ========          ========

Another component of stockholders' equity, the accumulated other comprehensive loss, consists of a cumulative unrealized foreign currency translation adjustment of $365,000 and $550,000 at February 4, 2001 and November 3, 2000, respectively, and an unrealized loss in marketable securities of $411,000 and $400,000 at February 4, 2001 and November 3, 2000, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive (loss) income as follows:

                                                              Three Months Ended
                                                         -----------------------------
                                                         February 4,       January 28,
                                                                2001              2000
                                                         -----------       -----------
                                                              (Dollars in thousands)

Net (loss) income                                            ($1,885)          $ 3,618
Foreign currency translation adjustments-net                     185                38
Unrealized (loss) gain on marketable securities-net              (11)              104
                                                             -------           -------
Total comprehensive (loss) income                            ($1,711)          $ 3,760
                                                             =======           =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Joint Venture

The Company owns a 50% interest in westVista Advertising Services, a joint venture with a subsidiary of TELUS Corporation. The venture was formed in fiscal 1998 for the acquisition or establishment and subsequent operation of one or more businesses engaged in the publication of telephone directories in the western United States. Additional acquisitions by the joint venture have been curtailed. In the first quarter of fiscal 2001, sales of the venture were $1.0 million and the Company's portion of the loss sustained was $0.3 million.

Note G--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options are excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                            Three Months Ended
                                                     -------------------------------
                                                     February 4,         January 28,
                                                            2001                2000
                                                     -----------          ----------
Denominator for basic earnings per share -
Weighted average number of shares                     15,208,770          15,041,054

Effect of dilutive securities:
Employee stock options                                        --             134,484
                                                      ----------          ----------

Denominator for diluted earnings per share -
Adjusted weighted average number of shares            15,208,770          15,175,538
                                                      ==========          ==========

Due to a pre-tax loss in the first quarter of fiscal 2001, none of the options to purchase 586,211 shares of the Company's common stock were included in the computation of diluted earnings per share because the effect would be antidilutive.

Options to purchase 201,385 shares of the Company's common stock were outstanding at January 28, 2000, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

Note H--Acquisitions

In December 2000, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc., acquired the assets of a distributor of prepress equipment. The assets acquired include inventory and certain fixed assets. The amounts are not considered material to the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note H--Acquisitions--Continued

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

Note I--Segment Disclosures

Financial data concerning the Company's sales and segment operating profit
(loss) by reportable operating segment for the three months ended February 4, 2001 and January 28, 2000 included on page 12 of this report are an integral part of these financial statements.

During the three months ended February 4, 2001, consolidated assets decreased by $18.3 million, primarily due to decreased accounts receivable and inventories in the Telecommunications Services segment partially offset by increased inventories and other current assets in the Telephone Directory segment.

Note J--Derivative Financial Instruments

As of November 4, 2000, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which was issued in June 1998 and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities issued June 1999 and June 2000, respectively (collectively referred to Statement 133).

The Company enters into derivative financial instruments only for hedging purposes. As a result of the adoption of Statement No. 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign currency options and exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether if qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income.

Since the Company's foreign currency options are purchased during and generally settled on the last weekday of each fiscal quarter, and interest rate swaps are recorded at fair value, the adoption of Statement 133 had no material effect on the Company's consolidated financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 4, 2001 COMPARED
TO THE THREE MONTHS ENDED JANUARY 28, 2000

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management makes no predictions or estimates as to future operations and no inferences as to future operations should be drawn.

                                                                         Three Months Ended
                                                                  -------------------------------
                                                                  February 4,         January 28,
                                                                         2001                2000
                                                                  -----------         -----------
                                                                       (Dollars in thousands)
Net Sales:
Staffing Services
   Traditional Staffing                                              $340,092            $316,914
   Managed Services                                                   183,789             166,669
                                                                    ---------           ---------
   Total Gross Sales                                                  523,881             483,583
   Less: Non-recourse Managed Services                               (108,580)            (92,726)
                                                                    ---------           ---------
   Net Staffing Services Sales                                        415,301             390,857
Telephone Directory                                                    13,157              14,285
Telecommunications Services                                            70,906              65,110
Computer Systems                                                       15,266              15,686
Electronic Publication and Typesetting Systems                         16,776              17,648
Elimination of intersegment sales                                      (5,471)             (3,471)
                                                                    ---------           ---------

Total Net Sales                                                      $525,935            $500,115
                                                                    =========           =========

Segment Operating Profit (Loss):
Staffing Services                                                      $2,042              $9,196
Telephone Directory                                                    (1,001)             (3,448)
Telecommunications Services                                             2,736               4,931
Computer Systems                                                        1,713               1,133
Electronic Publication and Typesetting Systems                           (231)               (451)
                                                                    ---------           ---------
                                                                        5,259              11,361
General corporate expenses                                             (4,846)             (3,677)
                                                                    ---------           ---------
Total Operating Profit                                                    413               7,684

Interest and other income                                                 427                 490
Foreign exchange loss-net                                                 (96)               (183)
Interest expense                                                       (4,073)             (2,301)
                                                                    ---------           ---------

  Income Before (Loss) Income Taxes and Minority Interests            ($3,329)             $5,690
                                                                    =========           =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 4, 2001 COMPARED
TO THE THREE MONTHS ENDED JANUARY 28, 2000--Continued

Forward-Looking Statements Disclosure

This Report and other reports and statements issued by the Company and its officers, from time-to-time, contain certain statements concerning the Company's future plans, objectives, performance, intentions and expectations that are, or may be deemed to be "forwarding-looking statements." Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

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

o the effect of litigation by temporary employees against temporary help companies and the customers with which they do business

o any decrease in the rate of unemployment and higher wages sought by temporary workers, especially those in certain technical fields particularly characterized by labor shortages, which could adversely affect the Company's ability to meet its customers' demands and the Company's profit margins

o changes in customer attitudes toward use of outsourcing and temporary personnel

o the Company's staffing services' ability to recruit qualified employees to satisfy customer requirements

o the Company's ability to attract and retain certain classifications of technologically qualified personnel for its own use, particularly in the areas of research and development and customer service.

o the Company's ability to meet competition in highly competitive markets with minimal impact on margins

o     the degree of price competition and pressure on margins

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

o     the timing of customer acceptances of systems

o     the Company's dependence on third parties for some product components

o     changes in laws, regulations and government policies

o     the degree and effects of inclement weather

These and certain other factors are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2000 and, from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 4, 2001 COMPARED
TO THE THREE MONTHS ENDED JANUARY 28, 2000 --Continued

Results of Operations - Summary

In the three-month period of fiscal 2001, net sales increased by $25.8 million, or 5%, to $525.9 million from the comparable period in fiscal 2000. The increase in fiscal 2001 net sales resulted primarily from a $24.4 million increase in sales by the Staffing Services segment and a $5.8 million increase in sales by the Telecommunications Services segment, partially offset by decreases in sales by the other three segments.

The Company's first quarter fiscal 2001 pre-tax loss before minority interests was $3.3 million, compared to net income of $5.7 million in fiscal 2000. The operating profit of the Company's segments decreased to $5.3 million in the first quarter of fiscal 2001 from $11.4 million in the first quarter of fiscal 2000. The decrease in operating profit resulted primarily from a $7.2 million decrease in the Staffing Services segment and a $2.2 million decrease in the Telecommunications Services segment partially offset by a $2.4 million reduction in operating loss by the Telephone Directory segment, a $0.6 million increase in operating profit by the Computer Systems segment and a $0.3 million reduction in operating loss by the Electronic Publication and Typesetting Systems segment.

The Company incurred a net loss of $1.9 million in the first three months of fiscal 2001 compared to net income of $3.6 million in the first three months of fiscal 2000.

Results of Operations- By Segment

Sales of the Staffing Services Segment increased by $24.4 million, or 6%, to $415.3 million in fiscal 2001, while its operating profit decreased by $7.2 million to $2.0 million in fiscal 2001 from $9.2 million in fiscal 2000. The increase in sales was primarily due to a $24.2 million increase in Technical Placements' traditional staffing business, and an $8.7 million increase in the segment's professional employer services (PEO), partially offset by a $9.5 million decrease in Commercial and Light Industrial traditional staffing revenue.

The Commercial and Light Industrial division of the Staffing Services segment was adversely affected by the nation's economic decline. The division posted a loss of $1.8 million on sales of $138.6 million during the quarter versus an operating profit of $3.1 million on sales of $141.4 million for the first quarter of fiscal 2000. Traditional temporary recruited revenue of the division, excluding lower margin managed service and PEO revenue, declined to $121.6 million in the first quarter of fiscal 2001 from $131.1 million in the comparative quarter of the previous year. In addition, the added overhead that the division incurred, based on the 9.5% growth in traditional staffing revenue that the division had experienced the previous year and in anticipation of continued growth, further adversely affected the division's quarterly performance. The division has instituted a series of initiatives designed to reduce overhead as a percentage of sales and increase its profitability.

The Technical Placement division reported first quarter sales of $276.7 million, an 11% increase over the $249.5 million in sales the first quarter of the previous year. First quarter fiscal 2001 Technical Placement operating profit was $3.8 million, compared to $6.1 million in the comparable fiscal 2000 quarter. Increased overhead expense associated with both the opening of additional project management outsourcing facilities and fiscal 2000's increased revenue, and reduced higher margin sales from a major customer, negatively impacted operating results. In addition, implementation costs associated with the development of the new ProcureStaff subsidiary also affected the segment profitability.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 4, 2001 COMPARED
TO THE THREE MONTHS ENDED JANUARY 28, 2000--Continued

Results of Operations - By Segment--Continued

A significant percentage of the most successful Staffing Services regions are reliant on customers in the telecommunications and information technology segments. Many of these companies have reduced their staffing requirements as a result of financial considerations and economic uncertainties. While Staffing Services results will rest largely with the ability of these customers to rebound in their own markets, the segment's focus on the control of overhead and obtaining higher-margin permanent placement business should lessen the impact of any decline in traditional sales.

The Telephone Directory segment's sales decreased by $1.1 million, or 8%, to $13.2 million in fiscal 2001 and its operating loss decreased to $1.0 million in fiscal 2001 from a loss of $3.4 million in fiscal 2000. The segment traditionally reports losses during the first quarter due to the publication schedule of its community directory operations, with profits in the latter portion of the fiscal year. The sales decrease was primarily due to decreases in independent directory and toll-free directory publishing sales of $2.3 million, partially offset by an increase in printing sales in Uruguay of $1.4 million. The decrease in operating loss was due to the completion of the community directory division's restructure, re-scoping of its directories and the absence in fiscal 2001 of a charge of $0.9 million for a customer receivable deemed uncollectable due to a bankruptcy filing in fiscal 2000.

The Telecommunications Services segment's sales increased by $5.8 million, or 9%, to $70.9 million in fiscal 2001, while its operating profit decreased to $2.7 million in fiscal 2001, compared with $4.9 million in fiscal 2000. The results of the segment were hampered by the inability of infrastructure companies to obtain capital to fund construction plans for their network expansion. Although sales increased in all of the segment's divisions, a decrease of $10.4 million in higher margin long haul fiber construction revenue adversely effected operating profit. However, major telecommunications equipment manufacturers and telephone operating companies have accelerated the outsourcing of engineering and installation work. This additional business, while not at comparable margins to long haul construction, resulted in increased revenues.

The Computer Systems segment's sales decreased by $0.4 million, or 3%, to $15.3 million in fiscal 2001 while its operating profit increased to $1.7 million in fiscal 2001 from $1.1 million in fiscal 2000. This growth in operating profit was the result of increases in sales and gross margins of the segment's transaction based information services.

The Electronic Publication and Typesetting Systems segment's sales decreased by $0.9 million, or 5%, to $16.8 million in fiscal 2001, and its operating loss decreased to $0.2 million in 2001 from a loss of $0.5 million in fiscal 2000. Although sales of the segment's Computer to Plate imagesetters increased, equipment and system sales were comparable to prior year's quarter. The decrease in sales resulted primarily from a decline in domestic and European customer service sales as a result of lower spare parts sales, billable services and a reduction in service contracts on legacy systems. The decrease in operating loss was the result of an $0.8 million reduction in overhead due primarily to cost cutting measures implemented in fiscal 2000 after the first quarter, partially offset by a decrease in gross margins of 1.6 percentage points due to lower sales and discounting in response to competition and slightly higher manufacturing costs. Included in each quarter are amortization charges of $0.5 million related to goodwill that was fully amortized at February 4, 2001. Although cost reductions are being realized, there can be no assurances that the segment will be profitable in the near term.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 4, 2001 COMPARED
TO THE THREE MONTHS ENDED JANUARY 28, 2000--Continued

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Selling and administrative expenses increased by $1.1 million, or 6%, to $18.8 million in fiscal 2001 to support the increased sales levels. These expenses, expressed as a percentage of sales, were 3.6 % in fiscal 2001 and 3.5% in fiscal 2000.

Research, development and engineering decreased by $0.2 million, or 6 %, to $2.4 million in fiscal 2001. The decrease in fiscal 2001 was primarily due to a reduction in product development in the Electronic Publication and Typesetting Systems segment as new products were completed and introduced to customers partially offset by increased costs associated with the Computer Systems segment to upgrade its products and services.

Depreciation and amortization increased by $1.1 million, or 19%, to $7.1 million in fiscal 2001. The increase was attributable to amortization of a new accounting and back office Enterprise Resource Planning system.

Interest income decreased by $0.1 million, or 15%, to $0.4 million in fiscal 2001, primarily due to a decrease in funds available for investment.

The foreign exchange loss in the first quarter of fiscal 2001 was $0.1 million compared to $0.2 million in fiscal 2000. The reduction was a result of favorable currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency options are purchased during and generally settled on the last weekday of each quarter.

Interest expense was $4.1 million in fiscal 2001 compared with $2.3 million in fiscal 2000. The increase is the result of higher borrowing under the Company's revolving credit agreements to support the increased working capital requirements of the Company. Although there can be no assurances, interest expense is expected to be reduced during the remainder of the fiscal year as account receivable balances and borrowings, which are traditionally highest during the Company's first quarter, are reduced with increased emphasis on collections.

The Company's effective tax rate was a 39.1% benefit in fiscal 2001 compared to a 40.7 % provision in fiscal 2000.

Liquidity and Sources of Capital

Cash and cash equivalents increased by $2.8 million to $36.9 million in the three months ended February 4, 2001. Operating activities, exclusive of changes in operating assets and liabilities, produced $7.7 million of cash, as the Company's net loss of $1.9 million included non-cash charges primarily for depreciation and amortization of $7.1 million and accounts receivable provisions of $1.6 million. Changes in operating assets and liabilities produced

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital--Continued

$0.7 million of cash, net, principally due to cash provided by decreases in the levels of accounts receivable of $16.3 million and inventories of $5.5 million and an increase of $11.2 million in customer advances, partially offset by $24.5 million of expenditures to reduce the level of accounts payable and accrued expenses and $7.9 million used to reduce income taxes payable.

The principal factor in the cash applied to investing activities was the expenditure of $9.6 million for property, plant and equipment.

An increase of $4.2 million in bank loans was the principal factor in the cash provided by financing activities of $4.0 million.

At February 4, 2001, the Company had $157.4 million of credit lines with banks, of which $72.5 million is under a revolving credit agreement ("Multi-year Revolver") that is scheduled to expire in January 2002 and $72.5 million is under a 364-day revolving credit agreement ("364-day Revolver") that is scheduled to expire in August 2001. The Company had outstanding bank borrowings of $133.2 million at February 4, 2001 under these lines (see Note C in the Notes to Condensed Consolidated Financial Statements). The Company expects that the two revolving credit agreements will be renewed.

In addition, the Company maintains uncommitted credit facilities with banks. At February 4, 2001, these facilities amounted to $30 million, with $15 million scheduled to expire on March 31, 2001 and $15 million in December 2001. The Company had outstanding bank borrowings at February 4, 2001 of $15 million under these facilities.

The Company believes that its current financial position, working capital, future cash flows and credit lines are sufficient to fund its presently contemplated operations and satisfy its debt obligations. The Company intends to seek additional financing to further its ability to expand its business. However, there can be no assurances that the Company will be able to renew its existing credit facilities, obtain additional financing or what terms may be available.

In fiscal 2000, the Company began development of a new internet-based Front End System designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance, and other functions in the branch offices of the Staffing Services segment. The total costs to develop and install this system are anticipated to be approximately $16 million, of which $2.2 million has been incurred to date. The Company has no other material capital commitments.

The Effect of New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company has evaluated the impact of SAB101 and the interpretations thereunder and has determined that SAB 101 has no effect on the Company's consolidated financial position or results of operations.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:

Interest Rate Market Risk

The Company has cash equivalents ($36.9 million at February 4, 2001) on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks, which provide for unsecured borrowings and letters of credit up to an aggregate of $157.4 million. At February 4, 2001, the Company had borrowings totaling $148.2 million under these agreements and uncommitted credit facilities. The interest rates on these borrowings are variable and, therefore, interest expense and interest income are affected by the general level of U.S. and foreign interest rates. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. For example, a 1% increase in prevailing interest rates could cause net interest expense to increase by $1.1 million. The Company policy is to take actions that would mitigate such risk when appropriate.

The Company's total long-term debt of $45.8 million at February 4, 2001 consists substantially of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not exposed to changes in interest rates in the near term. In March 2000, the Company entered into a series of interest swap agreements, which effectively converted $40.0 million of long-term debt, through maturity, from fixed to floating rate debt. Therefore, interest expense on the debt was affected by the general level of interest rates. In December 2000, the Company terminated the swap agreements. The fair value of the agreements at termination of $0.5 million was paid to the Company and will reduce interest expense over the remaining term the notes are outstanding.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan, and non-current investments consisting of a portfolio of equity securities. At February 4, 2001, the total market value of these investments is $3.6 million, with $3.5 million of these investments being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar, which may impact reported earnings. The Company attempts to reduce these risks by utilizing foreign currency option contracts to hedge the adverse impact on foreign currency receivables and sales when the dollar strengthens against the related foreign currency. At February 4, 2001, the Company had purchased foreign currency options in the aggregate notional amount of $3.5 million, which approximated its exposure in foreign currencies at that date. The Company does not believe that it is exposed to material foreign exchange market risk.

PART II - OTHER INFORMATION

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

15.01   Letter from Ernst & Young LLP

15.02   Letter from Ernst & Young LLP regarding interim financial information

(b)     Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter ended February 4, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VOLT INFORMATION SCIENCES, INC.
                                             (Registrant)


                                    BY: /s/ JACK EGAN
                                        ------------------------------
Date: March 16, 2001                    JACK EGAN
                                        Vice President - Corporate Accounting
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
------                        ------------

15.01    Letter from Ernst & Young LLP

15.02    Letter from Ernst & Young LLP regarding interim financial information.