Form 10-Q
period 2001-05-06
VOLT INFORMATION SCIENCES INC
filed 2001-06-19
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Six Months Ended May 6, 2001

      Or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ____________________

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

                                 Yes |X| No |_|

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of June 8, 2001 was 15,215,665.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Income - Six Months
           and Three Months Ended May 6, 2001 and April 28, 2000              3

           Condensed Consolidated Balance Sheets -
           May 6, 2001 and November 3, 2000                                   4

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended May 6, 2001 and April 28, 2000                    5

           Notes to Condensed Consolidated Financial Statements               7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         13

Item 3.    Qualitative and Quantitative Disclosures about Market Risk        23

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders               24

Item 6.    Exhibits and Reports on Form 8-K                                  25

SIGNATURE                                                                    25

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                          Six Months Ended                   Three Months Ended
                                                                      ------------------------            ------------------------
                                                                      May 6,         April 28,            May 6,         April 28,
                                                                        2001              2000              2001              2000
                                                                      ------         ---------            ------         ---------
                                                                           (Dollars in thousands, except per share data)
NET SALES:
  Sales of services                                             $  1,027,561      $  1,000,426      $    518,383      $    517,914
  Sales of products                                                   34,166            35,823            17,409            18,220
                                                                ------------      ------------      ------------      ------------
                                                                   1,061,727         1,036,249           535,792           536,134
                                                                ------------      ------------      ------------      ------------
COSTS AND EXPENSES:
  Cost of sales
    Services                                                         971,358           934,301           484,259           478,506
    Products                                                          21,287            21,061            11,161            10,615
  Selling and administrative                                          45,717            40,467            26,966            22,843
  Research, development and engineering                                4,951             5,773             2,515             3,187
  Depreciation and amortization                                       13,769            11,930             6,659             5,950
                                                                ------------      ------------      ------------      ------------
                                                                   1,057,082         1,013,532           531,560           521,101
                                                                ------------      ------------      ------------      ------------

OPERATING PROFIT                                                       4,645            22,717             4,232            15,033

OTHER INCOME (EXPENSE):
  Interest income                                                        845               790               487               368
  Other expense-net--Note E                                             (652)             (456)             (721)             (524)
  Foreign exchange (loss) gain-net--Note J                              (299)              (79)             (203)              104
  Interest expense                                                    (7,388)           (4,455)           (3,315)           (2,154)
 Gain on sale of partnership interest--Note H                          4,173                --             4,173                --
                                                                ------------      ------------      ------------      ------------

Income before income taxes and minority interests                      1,324            18,517             4,653            12,827

Income tax provision                                                    (643)           (7,661)           (1,944)           (5,344)
Minority interests in net loss of consolidated subsidiaries              363               484               220               239
                                                                ------------      ------------      ------------      ------------

NET INCOME                                                      $      1,044      $     11,340      $      2,929      $      7,722
                                                                ============      ============      ============      ============
                                                                                          Per Share Data
                                                                                          --------------
Basic:
Net income per share                                            $       0.07      $       0.75      $       0.19      $       0.51
                                                                ============      ============      ============      ============

Weighted average number of shares-Basic--Note G                   15,209,068        15,080,214        15,209,365        15,119,373
                                                                ============      ============      ============      ============

Diluted:
Net income per share                                            $       0.07      $       0.74      $       0.19      $       0.50
                                                                ============      ============      ============      ============

Weighted average number of shares-Diluted--Note G                 15,272,266        15,254,728        15,277,563        15,333,917
                                                                ============      ============      ============      ============

See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    May 6,    November 3,
                                                                                      2001           2000 (a)
                                                                               -----------    -----------
                                                                               (Unaudited)
ASSETS                                                                            (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                                      $  32,137      $  34,099
  Short-term investments                                                             3,529          3,570
  Trade accounts receivable less allowances of $8,928 (2001) and
       $8,952 (2000)                                                               407,981        448,812
  Inventories--Note B                                                               65,944         75,729
  Deferred income taxes                                                             12,409         12,563
  Prepaid expenses and other assets                                                 19,629         17,689
                                                                                 ---------      ---------
TOTAL CURRENT ASSETS                                                               541,629        592,462

Investment in joint venture--Note F                                                  3,621          3,788
Investment in securities                                                                45             86
Property, plant and equipment net of accumulated depreciation and
     amortization of $69,327 (2001) and $63,990 (2000)--Note D                      99,739         96,325
Deposits and other assets                                                            6,782          7,399
Intangible assets-net of accumulated amortization of $10,334 (2001) and
      $25,133 (2000)                                                                42,279         44,768
                                                                                 ---------      ---------
TOTAL ASSETS                                                                     $ 694,095      $ 744,828
                                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks--Note C                                                 $ 105,852      $ 144,054
  Current portion of long-term debt--Note D                                         13,064         13,699
  Accounts payable                                                                 141,090        148,341
  Accrued wages and commissions                                                     47,557         54,702
  Accrued taxes other than income taxes                                             16,648         16,373
  Accrued interest and other accruals                                               16,249         17,330
  Customer advances and other liabilities                                           35,775         25,241
  Income taxes                                                                       1,008          8,809
                                                                                 ---------      ---------
TOTAL CURRENT LIABILITIES                                                          377,243        428,549

Long-term debt--Note D                                                              31,183         32,297
Deferred income taxes                                                                5,010          4,495
Minority interests                                                                  15,768         16,132
STOCKHOLDERS' EQUITY--Notes C, D, E and J
  Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
  Common stock, par value $.10; Authorized--30,000,000 shares;
      issued--15,209,365 shares (2001) and 15,208,015 shares (2000)                  1,521          1,521
  Paid-in capital                                                                   40,887         40,862
  Retained earnings                                                                222,966        221,922
  Accumulated other comprehensive loss                                                (483)          (950)
                                                                                 ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                                         264,891        263,355
                                                                                 ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 694,095      $ 744,828
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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                         Six Months Ended
                                                                        --------------------
                                                                        May 6,     April 28,
                                                                          2001          2000
                                                                        ------     ---------

                                                                      (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income                                                            $  1,044      $ 11,340
Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization                                       13,769        11,930
    Equity in net loss of joint venture                                    166           428
    Gain on sale of partnership interest                                (4,173)
    Loss on marketable securities                                          710
    Minority interests                                                    (363)         (484)
    Accounts receivable provisions                                       3,870         4,214
    Loss on foreign currency translation                                   159            19
    Deferred income tax provision                                          376         1,894
    Other                                                                   69            89
    Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                         36,246        (8,382)
     Decrease (increase) in inventories                                  9,784       (12,388)
     Increase in prepaid expenses and other current assets              (2,185)       (3,226)
     Decrease (increase) in other assets                                 1,136          (920)
     Decrease in accounts payable                                       (7,088)       (2,731)
     (Decrease) increase in accrued expenses                            (7,613)        2,223
     Increase in customer advances and other liabilities                10,413        12,256
     Decrease in income taxes payable                                   (7,801)       (6,383)
                                                                      --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             $ 48,519      $  9,879
                                                                      --------      --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                 Six Months Ended
                                                               --------------------
                                                               May 6,     April 28,
                                                                 2001          2000
                                                               ------     ---------

                                                             (Dollars in thousands)
CASH (APPLIED TO) PROVIDED BY INVESTING ACTIVITIES
Sales of investments                                         $    699      $  1,857
Purchases of investments                                         (990)       (2,165)
Investment in joint venture                                                  (2,792)
Acquisitions                                                     (174)          (67)
Proceeds from sale of partnership interest                      4,017
Proceeds from disposals of property, plant and equipment          790           741
Purchases of property, plant and equipment                    (15,330)      (20,393)
Other                                                             (21)         (322)
                                                             --------      --------
NET CASH APPLIED TO INVESTING ACTIVITIES                      (11,009)      (23,141)
                                                             --------      --------

CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                      (1,749)       (1,955)
Exercise of stock options                                          25         1,979
(Decrease) increase in notes payable to banks                 (37,839)       13,678
                                                             --------      --------
NET CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES        (39,563)       13,702
                                                             --------      --------

Effect of exchange rate changes on cash                            91          (125)
                                                             --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (1,962)          315

Cash and cash equivalents, beginning of period                 34,099        32,402
                                                             --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 32,137      $ 32,717
                                                             ========      ========

SUPPLEMENTAL INFORMATION
Cash paid during the period:
    Interest expense                                         $  7,605      $  4,909
    Income taxes, net of refunds                             $  8,349      $ 11,657

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at May 6, 2001, consolidated results of operations for the six and three months ended May 6, 2001 and April 28, 2000 and consolidated cash flows for the six months ended May 6, 2001 and April 28, 2000, respectively. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2000. The accounting policies used in preparing these financial statements are the same as those described in that Report. In 2001, the Company's fiscal year will end on Sunday, November 4, 2001 and thereafter on the Sunday nearest October 31. The fiscal year 2001 will contain 52 weeks compared to 53 weeks (one additional week in the fourth quarter) in fiscal year 2000.

Note B--Inventories

Inventories consist of:

                                                            May 6,  November 3,
                                                              2001         2000
                                                            ------  -----------
                                                          (Dollars in thousands)
Services:
   Accumulated unbilled costs on service contracts         $56,234      $64,585
                                                           -------      -------

Products:
   Materials                                                 6,062        7,583
   Work-in-process                                           1,534        1,548
   Service parts                                               931          928
   Finished goods                                            1,183        1,085
                                                           -------      -------
                                                             9,710       11,144
                                                           -------      -------

Total                                                      $65,944      $75,729
                                                           =======      =======

The cumulative amounts billed under service contracts, at May 6, 2001 and November 3, 2000, of $17.3 million and $9.3 million, respectively, are credited against the related costs in inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Short-Term Borrowings

At May 6, 2001, the Company had credit lines with domestic and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $157.3 million, including $72.5 million under a syndicated unsecured revolving credit agreement expiring in January 2002 ("Multi-year Revolver") and an additional $72.5 million syndicated unsecured revolving credit agreement ("364-day Revolver"). On August 17, 2000, the Company amended its Multi-year Revolver and amended and restated its 364-day Revolver to, among other things, extend its maturity to August 2001. The Company expects that the two revolving credit facilities will be renewed. The Chase Manhattan Bank and Fleet Bank, N.A. are serving as co-agents for both facilities. Borrowings under the two revolving credit facilities bear interest at various interest rates, with the Company having the option to select the most favorable rate at the time of borrowing. The revolving credit facilities provide for, among other things, the maintenance of various financial ratios and covenants, including a requirement that the Company maintain a consolidated net worth, as defined, of $110.0 million, plus 50% of consolidated net income for each completed fiscal year after fiscal 1997, resulting in a requirement at May 6, 2001 to maintain consolidated net worth of $170.3 million. The Company's consolidated net worth at May 6, 2001 was $264.9 million. The revolving credit agreements also contain certain limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, grant liens and sell assets. The Company from time to time may also borrow under uncommitted facilities from various banks. At May 6, 2001, the Company had total outstanding bank borrowings of $105.9 million, of which $96.9 million was borrowed under the two revolving credit facilities.

In addition, the Company maintains uncommitted credit facilities with banks. At May 6, 2001, these facilities amounted to $30 million of which $15 million expired on May 31, 2001 and $15 million will expire in December 2001. The Company had no outstanding bank borrowings on these lines at May 6, 2001.

Note D--Long-Term Debt

Long-term debt consists of the following:

                                                         May 6,      November 3,
                                                           2001             2000
                                                         ------      -----------
                                                         (Dollars in thousands)

7.92% Senior Notes (a)                                  $40,000          $40,000
Term loan (b)                                             1,950            2,400
Notes payable (c) (d)                                     2,297            3,596
                                                        -------          -------
                                                         44,247           45,996
Less amounts due within one year                         13,064           13,699
                                                        -------          -------
Total long-term debt                                    $31,183          $32,297
                                                        =======          =======

(a) On August 28, 1996, the Company issued $50.0 million of Senior Notes in a private placement with institutional investors. The notes bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments, the first of which was paid in August 2000. In March 2000, the Company entered into a series of interest swap agreements, which effectively converted these notes, through their maturity, from fixed to floating rate debt. The swap rates were based on LIBOR, reset quarterly and averaged 7.5% at November 3, 2000. In December 2000, the Company terminated the swap agreements. The fair value of the agreements at termination of $0.5 million was paid to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Long-Term Debt--Continued

      the Company and is reducing interest expense over the remaining term the notes are outstanding. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants. One such covenant requires the Company to maintain a level of consolidated net worth which, under the formula in the agreements, was $153.6 million at May 6, 2001. However, the terms of the Company's revolving credit agreements require the Company to maintain a consolidated net worth of $170.3 million at May 6, 2001 (see Note C).

(b) In October 1994, the Company entered into a $10.0 million loan agreement with Fleet Bank, N.A., which is secured by a deed of trust on land and buildings (carrying amount at May 6, 2001-$12.9 million). The loan, which bears interest at 7.86% per annum, requires principal payments of $0.2 million per quarter and a final payment of $1.7 million in October 2001.

(c) A loan of $2.5 million from The Chase Manhattan Bank was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The final semi-annual payment of $0.2 million was made on March 15, 2001.

(d) On February 9, 1999, the Company entered into a $5.6 million Installment Payment Agreement to finance the purchase and support of an Enterprise Resource Planning system for internal use, which has been capitalized and is being amortized over a five to seven year period. The Agreement provides for interest calculated at 6% per annum, and principal amortization in five equal annual installments of $1.3 million. The first payment was made in February 1999, with the final payment due in February 2003.

Note E--Stockholders' Equity

Changes in the major components of stockholders' equity for the six months ended May 6, 2001 are as follows:

                                               Common      Paid-in      Retained
                                               Stock       Capital      Earnings
                                               ------      -------      --------
                                                   (Dollars in thousands)
Balance at November 3, 2000                    $1,521      $40,862      $221,922
Net income for the six months                                              1,044
Stock options exercised-1,350 shares               --           25
                                               ------      -------      --------
Balance at May 6, 2001                         $1,521      $40,887      $222,966
                                               ======      =======      ========

Another component of stockholders' equity, the Accumulated Other Comprehensive Loss, consists of a cumulative unrealized foreign currency translation adjustment of $0.5 million and $0.6 million at May 6, 2001 and November 3, 2000, respectively, and an unrealized loss in marketable securities of $0.4 million at November 3, 2000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Stockholders' Equity--Continued

Changes in these items, net of income taxes, are included in the calculation of comprehensive income as follows:

                                                               Six Months Ended          Three Months Ended
                                                             --------------------       -------------------
                                                             May 6,     April 28,       May 6,    April 28,
                                                               2001          2000         2001         2000
                                                             ------     ---------       ------    ---------
                                                                         (Dollars in thousands)
Net income                                                  $ 1,044      $ 11,340      $ 2,929      $ 7,722
Foreign currency translation adjustments-net                     63           (30)        (122)         (68)
Unrealized (loss) gain on marketable securities-net             (24)           98          (13)          (6)
Reclassification adjustment for loss included in net
  income, net of taxes of $282, in fiscal year 2001 (a)         428                        428
                                                            -------      --------      -------      -------
Total comprehensive income                                  $ 1,511      $ 11,408      $ 3,222      $ 7,648
                                                            =======      ========      =======      =======

(a) In April 2001, the write down of an investment in marketable securities, considered to be other than temporary, was charged to other expense.

Note F--Joint Venture

The Company owns a 50% interest in westVista Advertising Services, a joint venture with a subsidiary of TELUS Corporation. The venture was formed in fiscal 1998 for the acquisition or establishment and subsequent operation of one or more businesses engaged in the publication of telephone directories in the western United States. Additional acquisitions by the joint venture have been curtailed. In the six months ended May 6, 2001, sales of the venture were $3.1 million and the Company's portion of the loss sustained was $0.2 million, which is included in other expense.

Note G--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options using the treasury stock method.

                                                       Six Months Ended             Three Months Ended
                                                     ---------------------         ---------------------
                                                     May 6,      April 28,         May 6,      April 28,
                                                       2001           2000           2001           2000
                                                     ------      ---------         ------      ---------
Denominator for basic earnings per share -
Weighted average number of shares                15,209,068     15,080,214     15,209,365     15,119,373

Effect of dilutive securities:
Employee stock options                               63,198        174,514         68,198        214,544
                                                 ----------     ----------     ----------     ----------

Denominator for diluted earnings per share -
Adjusted weighted average number of shares       15,272,266     15,254,728     15,277,563     15,333,917
                                                 ==========     ==========     ==========     ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note G--Per Share Data--Continued

Options to purchase 186,730 and 29,000 shares of the Company's common stock were outstanding at May 6, 2001 and April 28, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

Note H--Sale and Acquisitions of Businesses

In April 2001, the Company sold its interest in a real estate partnership, resulting in a pre-tax gain of $4.2 million.

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

Note I--Segment Disclosures

Financial data concerning the Company's sales and segment operating profit
(loss) by reportable operating segment for the six and three months ended May 6, 2001 and April 28, 2000 included on page 13 of this report are an integral part of these financial statements.

During the six months ended May 6, 2001, consolidated assets decreased by $50.7 million, primarily due to decreases in accounts receivable in the Telecommunications Services and Staffing Services segments and a decrease in inventories in the Telecommunications Services segment.

Note J--Derivative Financial Instruments

As of the beginning of fiscal 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No. 133) which was issued in June 1998 and its amendments Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 and Statement No. 138, Accounting for Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively (collectively referred to as Statement No. 133).

The Company enters into derivative financial instrument contracts only for hedging purposes. As a result of the adoption of Statement No. 133, the Company recognizes all derivative financial instruments, such as interest rate

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note J--Derivative Financial Instruments--Continued

swap contracts and foreign currency options and exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income.

Since the Company's foreign currency options are purchased during and generally settled on the last weekday of each fiscal quarter and interest rate swaps are recorded at fair value, the adoption of Statement No. 133 had no material effect on the Company's consolidated financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED MAY 6, 2001 COMPARED
TO THE SIX MONTHS AND THREE MONTHS ENDED APRIL 28, 2000

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management makes no predictions or estimates as to future operations and no inferences as to future operations should be drawn.

                                                           Six Months Ended                Three Months Ended
                                                      ---------------------------       ------------------------
                                                           May 6,        April 28,         May 6,      April 28,
                                                             2001             2000           2001           2000
                                                      -----------      -----------      ---------      ---------
                                                                         (Dollars in thousands)
Net Sales:
Staffing Services
   Traditional Staffing                               $   691,797      $   656,202      $ 351,705      $ 339,289
   Managed Services                                       401,950          343,239        218,161        176,569
                                                      -----------      -----------      ---------      ---------
   Total Gross Sales                                    1,093,747          999,441        569,866        515,858
   Less: Non-recourse Managed Services                   (248,238)        (194,807)      (139,658)      (102,081)
                                                      -----------      -----------      ---------      ---------
   Net Staffing Services                                  845,509          804,634        430,208        413,777

Telephone Directory                                        36,612           34,915         23,455         20,630
Telecommunications Services                               125,453          136,681         54,547         71,571
Computer Systems                                           31,752           31,954         16,486         16,268
Electronic Publication and Typesetting Systems             34,197           35,914         17,421         18,266
Elimination of inter-segment sales                        (11,796)          (7,849)        (6,325)        (4,378)
                                                      -----------      -----------      ---------      ---------

Total Net Sales                                       $ 1,061,727      $ 1,036,249      $ 535,792      $ 536,134
                                                      ===========      ===========      =========      =========

Segment Operating Profit (Loss):
Staffing Services                                     $    10,457      $    22,441      $   8,415      $  13,245
Telephone Directory                                        (1,179)          (4,294)          (178)          (846)
Telecommunications Services                                 3,948           10,466          1,212          5,535
Computer Systems                                            3,526            2,421          1,813          1,288
Electronic Publication and Typesetting Systems               (826)            (726)          (595)          (275)
                                                      -----------      -----------      ---------      ---------
Total Segment Operating Profit                             15,926           30,308         10,667         18,947

General corporate expenses                                 (7,522)          (7,351)        (4,031)        (3,786)
Financial reporting system expenses                        (3,759)            (240)        (2,404)          (128)
                                                      -----------      -----------      ---------      ---------
Total Operating Profit                                      4,645           22,717          4,232         15,033

Interest and other income (expense)-net                     4,366              334          3,939           (156)
Foreign exchange (loss) gain-net                             (299)             (79)          (203)           104
Interest expense                                           (7,388)          (4,455)        (3,315)        (2,154)
                                                      -----------      -----------      ---------      ---------

Income Before Income Taxes and Minority Interests     $     1,324      $    18,517      $   4,653      $  12,827
                                                      ===========      ===========      =========      =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS AND THREE MONTHS ENDED MAY 6, 2001 COMPARED
TO THE SIX AND THREE MONTHS ENDED APRIL 28, 2000--Continued

Forward-Looking Statements Disclosure

This Report and other reports and statements issued by the Company and its officers, from time-to-time, contain certain statements concerning the Company's future plans, objectives, performance, intentions and expectations that are, or may be deemed to be "forwarding-looking statements." Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

o general economic, competitive and other business conditions, including the effects of any downturn in the U.S. economy
o continued financial strength of the Company's customers, some of which have announced unfavorable financial results and lowered financial expectations for the near term
o the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services
o material changes in demand from larger customers, including those with which the Company has national contracts
o the effect of litigation by temporary employees against temporary help companies and the customers with which they do business
o any decrease in the rate of unemployment and higher wages sought by temporary workers, especially those in certain technical fields particularly characterized by labor shortages, which could adversely affect the Company's ability to meet its customers' demands and the Company's profit margins
o changes in customer attitudes toward use of outsourcing and temporary personnel
o the Company's staffing services' ability to recruit qualified employees to satisfy customer requirements
o the Company's ability to attract and retain certain classifications of technologically qualified personnel for its own use, particularly in the areas of research and development and customer service
o the Company's ability to meet competition in highly competitive markets with minimal impact on margins
o     the degree of price competition and pressure on margins
o     the Company's ability to maintain superior technological capability
o the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner
o     the Company's performance on contracts
o the Company's ability to achieve customer acceptance of its products and systems in markets characterized by rapidly changing technology and frequent new product introductions
o risks inherent in new product introductions, such as start-up delays, cost overruns and uncertainty of customer acceptance
o     the timing of customer acceptances of systems
o     the Company's dependence on third parties for some product components
o     changes in laws, regulations and government policies
o     the degree and effects of inclement weather

These and certain other factors are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2000 and, from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 6, 2001 COMPARED
TO THE SIX MONTHS ENDED APRIL 28, 2000

Results of Operations - Summary

In the first six-month period of fiscal 2001, net sales increased by $25.5 million, or 2%, to $1.1 billion from the comparable period in fiscal 2000. The increase in fiscal 2001 net sales resulted primarily from a $40.9 million increase in sales by the Staffing Services segment and a $1.7 million increase in sales by the Telephone Directory segment partially offset by an $11.2 million decrease in sales by the Telecommunication Services and decreases in sales by the other two segments.

The operating profit of the Company's segments decreased to $15.9 million in the first six months of fiscal 2001 from $30.3 million in the comparable fiscal 2000 period. The decrease in operating profit resulted primarily from a $12.0 million decrease by the Staffing Services segment, principally due to the impact of the nation's economic decline on its Commercial and Light Industrial division, and a $6.5 million decrease by the Telecommunications Services segment partially offset by a $3.1 million reduction in operating loss by the Telephone Directory segment, and a $1.1 million increase in operating profit by the Computer Systems segment.

The Company's six month fiscal 2001 pre-tax income before minority interests was $1.3 million, compared with income of $18.5 million in the comparable fiscal 2000 period. The Company's net income was $1.0 million in the first six months of fiscal 2001 compared with $11.3 million in the first six months of fiscal 2000. Included in the fiscal 2001 net income is a $2.5 million gain, net of taxes, on the sale of the Company's interest in a real estate partnership, partially offset by a charge of $0.4 million, net of taxes, resulting from the write down of an investment in marketable securities.

Results of Operations - By Segment

Sales of the Staffing Services segment increased by $40.9 million, or 5%, to $845.5 million in the first six months of fiscal 2001, while its operating profit decreased by $12.0 million to $10.5 million in the first six months of fiscal 2001 from $22.5 million in the comparable fiscal 2000 period. The increase in sales was primarily due to a $47.5 million increase in Technical Placements' traditional staffing business and a $17.4 million increase in the segment's professional employer services ("PEO"), partially offset by a $29.3 million decrease in Commercial and Light Industrial traditional staffing revenue.

In the first six months of fiscal 2001, the Technical Placement division reported sales of $577.0 million, an 11% increase over the $518.1 million in sales in the first six months of the previous year. Six-month fiscal 2001 Technical Placement operating profit was $13.6 million, compared to $15.8 million in the comparable fiscal 2000 six-month period. Increased overhead associated with the opening of additional project management outsourcing facilities, branch and infrastructure expenses incurred in contemplation of a continuation of fiscal 2000's increased revenue, a reduction in higher margin sales to a major customer and costs associated with the development and implementation of the new ProcureStaff services, all negatively impacted operating results.

The Commercial and Light Industrial division of the Staffing Services segment was adversely affected by the nation's economic decline. The division posted a loss of $3.1 million on sales of $268.5 million during the first six months of fiscal 2001 versus an operating profit of $6.6 million on sales of $286.6 million for the first six months

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 6, 2001 COMPARED
TO THE SIX MONTHS ENDED APRIL 28, 2000--Continued

Results of Operations - By Segment--Continued

of fiscal 2000. Traditional temporary recruited revenue of the division, excluding lower margin managed service and PEO revenue, declined to $233.8 million in the first half of fiscal 2001 from $263.1 million in the comparative period of the previous year. In addition, the added branch and infrastructure overhead that the division incurred, based on the 9.5% growth in traditional staffing revenue that the division had experienced the previous year and in anticipation of continued growth, further adversely affected the division's performance. The division has instituted a series of initiatives designed to reduce overhead as a percentage of sales and increase its profitability. Although results for this division are likely to show improvement in the second half as a result of overhead reductions and the normal improvement in the third and fourth quarter, results for the division are expected to remain depressed without an unanticipated upturn in the economy.

The Telephone Directory segment's sales increased by $1.7 million, or 5%, to $36.6 million in the first six months of fiscal 2001 and its operating loss decreased to $1.2 million in the first six months of fiscal 2001 from a loss of $4.3 million in comparable fiscal 2000 period. The segment traditionally reports losses during the first half of the year due to the publication schedule of its community and Uruguayan directory operations, with profits in the latter portion of the fiscal year. The sales increase was primarily due to an increase in printing sales in Uruguay of $3.5 million partially offset by decreases in independent directory and toll-free directory publishing sales of $2.6 million. The decrease in operating loss was due to the completion of the community directory division's restructuring, re-scoping of its directories, the absence in fiscal 2001 of a charge of $0.9 million for a customer receivable deemed uncollectable due to a bankruptcy filing in fiscal 2000 and a reduction in amortization charges related to goodwill that was fully amortized in February 2001.

The Telecommunications Services segment's sales decreased by $11.2 million, or 8%, to $125.5 million in first six months of fiscal 2001, while its operating profit decreased to $3.9 million in the first six months of fiscal 2001 compared with $10.5 million in the comparable fiscal 2000 period. The results of the segment were hampered by the inability of start-up telecommunications companies to obtain capital to fund construction requirements for their network expansion. A decrease of $19.1 million in higher margin long haul fiber construction revenue adversely affected operating profit. However, a strong backlog of projects for established telecommunications customers indicates improved results for the remainder of the fiscal year.

The Computer Systems segment's sales decreased by $0.2 million, or 1%, to $31.8 million in the first six months of fiscal 2001 while its operating profit increased to $3.5 million in the first six months of fiscal 2001 from $2.4 million in the comparable fiscal 2000 period. The growth in operating profit was the result of gross margins of the segment's transaction-based information services and its managed network services.

The Electronic Publication and Typesetting Systems segment's sales decreased by $1.7 million, or 5%, to $34.2 million in the first six months of fiscal 2001, and its operating loss increased to $0.8 million in the first six months of 2001 from a loss of $0.7 million in the comparable fiscal 2000 period. The decrease in sales resulted primarily from a decline in both domestic equipment and system sales due to the general economic slowdown and to newspapers, the segment's traditional customers, cutting back on capital expenditures, as well as a decline in customer service and support sales. Newspapers have reduced capital spending in response to higher newsprint

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 6, 2001 COMPARED
TO THE SIX MONTHS ENDED APRIL 28, 2000--Continued

Results of Operations - By Segment--Continued

costs and a decline in advertising revenue. The decline in customer service and support sales was due to a decline in spare part sales and a reduction in revenue related to installations and service contracts as a result of the lower equipment and system sales. The increase in operating loss was the result of lower sales, as well as a decrease in gross margins of 3.8 percentage points due to discounting in response to competition and slightly higher manufacturing costs. These were partially offset by a reduction in overhead due primarily to cost cutting measures implemented in the second half of fiscal 2000 and a reduction in amortization charges related to goodwill that was fully amortized in January 2001. Although cost reductions are being realized, there can be no assurances that the segment will be profitable in the near term.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the six-month periods were:

Selling and administrative expenses increased by $5.3 million, or 13%, to $45.7 million in the first six months of fiscal 2001 to support increased sales activities and as a result of financial reporting system expenses related to a new back office system installed to provide enhanced financial, accounting, human resources, customer and management reporting which is necessary for the continued growth of the Company. These expenses, expressed as a percentage of sales, were 4.3% in fiscal 2001 and 3.9% in fiscal 2000.

Research, development and engineering decreased by $0.8 million, or 14%, to $5.0 million in the first six months of fiscal 2001. The decrease in fiscal 2001 was primarily due to a reduction in product development in the Electronic Publication and Typesetting Systems and Computer Systems segments as new products were completed and introduced to customers.

Depreciation and amortization increased by $1.8 million, or 15%, to $13.8 million in the first six months of fiscal 2001. The increase was attributable to amortization of a new accounting and back office system, being amortized over a five to seven year period, partially offset by a $0.6 million reduction in amortization of goodwill.

Other expense in the first six months of fiscal 2001 included a $0.7 million write down of an investment in marketable securities.

The foreign exchange loss in the first six months of fiscal 2001 was $0.3 million compared to $0.1 million in the comparable fiscal 2000 period. The increase was a result of unfavorable currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency options are purchased during and generally settled on the last weekday of each quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 6, 2001 COMPARED
TO THE SIX MONTHS ENDED APRIL 28, 2000--Continued

Results of Operations - Other--Continued

Interest expense was $7.4 million in the first six months of fiscal 2001 compared with $4.5 million in fiscal 2000. The increase is the result of higher borrowing under the Company's revolving credit agreements to support the increased working capital requirements of the Company. Although there can be no assurances, interest expense is expected to be reduced during the remainder of the fiscal year as accounts receivable balances and borrowings, which are traditionally highest during the Company's first quarter, are reduced with increased emphasis on collections. Total debt was reduced in the second quarter of fiscal 2001 by $43.9 million.

The Company's effective tax rate increased to 48.6% in the first six months of fiscal 2001 from 41.4% in the first six months of fiscal 2000. The higher effective tax rate in 2001 resulted from non-deductible charges, including goodwill amortization being higher in relation to the pre-tax income in fiscal 2001 than in fiscal 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-- Continued

THREE MONTHS ENDED MAY 6, 2001 COMPARED
TO THE THREE MONTHS ENDED APRIL 28, 2000

Results of Operations - Summary

In the second quarter of fiscal 2001, net sales decreased by $0.3 million to $535.8 million from the comparable period in fiscal 2000. The slight decrease in sales resulted primarily from a $17.0 million decrease in sales by the Telecommunications Services segment substantially offset by a $16.4 million increase in sales by the Staffing Services segment.

The operating profit of the Company's segments decreased to $10.7 million in the second quarter of fiscal 2001 from $18.9 million in the comparable 2000 period. The decrease in operating profit resulted primarily from a $4.8 million decrease in the Staffing Services segment and a $4.3 million decrease in the Telecommunications Services segment.

The Company's second quarter fiscal 2001 pre-tax income before minority interests was $4.7 million, compared with income of $12.8 million in the second quarter of fiscal 2000. The Company's net income was $2.9 million in the second quarter of fiscal 2001 compared with $7.7 million in the second quarter of fiscal 2000. Included in the second quarter 2001 net income is a $2.5 million, net of taxes, gain on the sale of the Company's interest in a real estate partnership partially offset by a charge of $0.4 million, net of taxes, resulting from the write down of an investment in marketable securities.

Results of Operations - By Segment

Sales of the Staffing Services segment increased by $16.4 million, or 4%, to $430.2 million in the second quarter of fiscal 2001, while its operating profit decreased by $4.8 million to $8.4 million in the second quarter of fiscal 2001 from $13.2 million in the second quarter of fiscal 2000. The increase in sales was primarily due to a $25.9 million increase by Technical Placements' traditional staffing business, and a $8.7 million increase in the segment's professional employer services ("PEO"), partially offset by a $22.3 million decrease by Commercial and Light Industrial traditional staffing revenue.

The Technical Placement division reported second quarter sales of $300.3 million, a 12% increase over the $268.6 million of sales in the second quarter of the previous year. Second quarter fiscal 2001 Technical Placement operating profit was $9.7 million, compared to $9.8 million in the comparable fiscal 2000 quarter. Increased overhead associated with the opening of additional project management outsourcing facilities, branch and infrastructure expenses incurred in contemplation of a continuation of fiscal 2000's increased revenue, a reduction in higher margin sales from a major customer and costs associated with the development and implementation of the new ProcureStaff services, all negatively impacted operating results.

Sales and operating profit in the Commercial and Light Industrial division of the Staffing Service segment were negatively impacted by the economic decline, with sales declining by 17% from the comparable period of fiscal 2000. The division sustained a loss of $1.3 million on sales of $129.9 million for the second quarter of fiscal 2001 versus an operating profit of $3.4 million on sales of $145.2 million for the second quarter of fiscal 2000. Traditional temporary recruited revenue of the division, excluding lower margin managed service and PEO revenue declined to $112.2 million in the second quarter of fiscal 2001 from $134.5 million in the comparative

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 6, 2001 COMPARED
TO THE THREE MONTHS ENDED APRIL 28, 2000--Continued

Results of Operations - By Segment--Continued

quarter of the previous year. In addition, the added branch and infrastructure overhead that the division incurred, based on the growth in traditional revenue that the division experienced in the previous year and in anticipation of continued growth, further adversely affected the division's quarterly performance. The division has instituted a series of initiatives designed to reduce overhead and increase profitability.

The Telephone Directory segment's sales increased by $2.8 million, or 14%, to $23.5 million in the second quarter of fiscal 2001 and its operating loss decreased to $0.2 million from a loss of $0.8 million in the second quarter of fiscal 2000. The increase in sales is primarily attributable to increased printing sales in Uruguay of $2.1 million. The decrease in operating loss is the result of the increased sales in Uruguay, the completion of the community directory division's restructuring, re-scoping of its directories and the absence of a charge related to goodwill that was fully amortized in February 2001. The segment traditionally reports losses during the first half of the year due to the publication schedule of its community and Uruguayan directory operations, with profits in the latter portion of the fiscal year.

The Telecommunications Services segment's sales decreased by $17.0 million, or 24%, to $54.5 million in the second quarter of fiscal 2001, and its operating profit decreased to $1.2 million in the second quarter of fiscal 2001 compared to $5.5 million in the comparable fiscal 2000 period. The results of the segment were hampered by the inability of start-up telecommunications companies to obtain capital to fund construction requirements for their network expansion thereby reducing sales of higher margin long haul fiber and other construction projects.

The Computer System segment's sales increased by $0.2 million, or 1%, to $16.5 million in the second quarter of fiscal 2001 and its operating profit increased to $1.8 million in the second quarter of fiscal 2001 from $1.3 million in the comparable fiscal 2000 period. As a result of transitioning to an Application Service Provider (ASP) transaction-based strategy, the segment continued its growth in operating profit in the second quarter of fiscal 2001. An increasing portion of the growth was associated with enhanced wireless "411" services deployed by domestic customers. The number of transactions billed in the quarter for this outsourcing of its directory database to telephone companies increased from 56 million in the first quarter of fiscal 2001 to 65 million in the second quarter of fiscal 2001.

The Electronic Publication and Typesetting Systems segment's sales decreased by $0.8 million, or 5%, to $17.4 million in the second quarter of fiscal 2001, and its operating loss increased to $0.6 million in 2001 from a loss of $0.3 million in the second quarter of fiscal 2000. The decrease in sales resulted primarily from a decline in both domestic equipment and system sales due to the general economic slowdown and to newspapers, the segment's traditional customers, cutting back on capital expenditures, as well as a decline in customer service and support sales. Newspapers have reduced capital spending in response to higher newsprint costs and a decline in advertising revenue. The decline in customer service and support sales was due to a decline in spare part sales and a reduction in revenue related to installations and service contracts as a result of the lower equipment and system sales. Although overhead costs decreased due to cost cutting measures and the absence of an amortization charge of $0.5 million related to goodwill that was fully amortized, the operating loss increased due to the lower sales and lower gross margins as a result of discounting in response to competition and slightly higher manufacturing costs.

MANAGEMENT'S DISCUSSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 6, 2001 COMPARED
TO THE THREE MONTHS ENDED APRIL 28, 2000

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Selling and administrative expenses increased by $4.1 million, or 18%, to $27.0 million in the second quarter of fiscal 2001 to support increased sales activity and as a result of financial reporting system expenses related to a new back office system installed to provide enhanced reporting.

Research, development and engineering decreased by $0.7 million, or 21%, to $2.5 million in the second quarter of fiscal 2001. The decrease in fiscal 2001 was primarily due to a reduction in product development expenses in the Computer Systems and Electronic Publication and Typesetting Systems segments as new products were completed and introduced to customers.

Depreciation and amortization increased by $0.7 million, or 12%, to $6.7 million in the second quarter of fiscal 2001. The increase was attributable to amortization of a new accounting and back office system, partially offset by a reduction in amortization of goodwill.

Interest income increased by $0.1 million, or 32%, to $0.5 million in the second quarter of fiscal 2001, primarily due to an increase in average funds available for short-term investment.

Other expense in the second quarter of fiscal 2001 included a $0.7 million write down of an investment in marketable securities.

The foreign exchange loss in the second quarter of fiscal 2001 was $0.2 million, compared to a gain of $0.1 million in the second quarter of fiscal 2000. The loss was due to unfavorable currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency receivables, sales and firm commitments, foreign currency options are purchased during and generally settled on the last weekday of each quarter.

Interest expense was $3.3 million in the second quarter of fiscal 2001 compared with $2.2 million in the second quarter of fiscal 2000. The increase was the result of higher borrowing under the Company's revolving credit agreements to support the increased working capital requirements of the Company. During the second quarter of fiscal 2001, as a result of concentrated efforts to increase collections and reduce receivables, total debt was reduced by $43.9 million and interest expense was reduced by $0.8 million compared to the first quarter of fiscal 2001.

The Company's effective tax rate was 41.8% in the second quarter of fiscal 2001 compared with 41.7% in the second quarter of fiscal 2000.

MANAGEMENT'S DISCUSSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital

Cash and cash equivalents decreased by $2.0 million in the six months ended May 6, 2001 to $32.1 million at the end of the period. Operating activities, exclusive of changes in operating assets and liabilities, produced $15.6 million of cash, as the Company's net income of $1.0 million included non-cash charges of $14.6 million primarily for depreciation and amortization of $13.8 million. Changes in operating assets and liabilities produced $32.9 million of cash, net, principally due to cash provided by decreases in the levels of accounts receivable of $36.2 million and inventories of $9.8 million and an increase of $10.4 million in customer advances and other liabilities, partially offset by $14.7 million of expenditures to reduce the level of accounts payable and accrued expenses and $7.8 million used to reduce income taxes payable.

The principal factor in the cash applied to investing activities was the expenditure of $15.3 million for property, plant and equipment partially offset by $4.0 million in proceeds from the sale of a partnership interest.

A decrease of $37.8 million in bank loans and the repayment of $1.7 million of long-term debt were the principal factors in the cash applied to financing activities of $39.6 million.

At May 6, 2001, the Company had $157.3 million of credit lines with banks, of which $72.5 million is under a revolving credit agreement ("Multi-year Revolver") that is scheduled to expire in January 2002 and $72.5 million is under a 364-day revolving credit agreement ("364-day Revolver") that is scheduled to expire in August 2001. The Company had outstanding bank borrowings of $105.9 million at May 6, 2001 under these lines (see Note C of the Notes to Condensed Consolidated Financial Statements). The Company expects that the two revolving credit agreements will be renewed at increased amounts.

In addition, the Company maintains uncommitted credit facilities with banks. At May 6, 2001, these facilities amounted to $30 million of which $15 million expired on May 31, 2001 and $15 million will expire in December 2001. The Company had no outstanding bank borrowings on these lines at May 6, 2001.

The Company believes that its current financial position, working capital, future cash flows and credit lines are sufficient to fund its presently contemplated operations and satisfy its debt obligations. The Company intends to seek additional financing to further its ability to expand its business. However, there can be no assurances that the Company will be able to renew its existing credit facilities, obtain additional financing or what terms may be available for replacement or extended facilities.

In fiscal 2000, the Company began development of a new internet-based Front End System designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance, and other functions in the branch offices of the Staffing Services segment. The total costs to develop and install this system are anticipated to be approximately $16 million, of which $2.6 million has been incurred to May 6, 2001. The Company has no other material capital commitments.

The Effect of New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company has evaluated the impact of SAB 101 and the interpretations thereunder and has determined that SAB 101 has no effect on the Company's consolidated financial position or results of operations.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:

Interest Rate Market Risk

The Company has cash and cash equivalents of $32.1 million at May 6, 2001 on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks, which provide for unsecured borrowings and letters of credit up to an aggregate of $157.3 million. At May 6, 2001, the Company had borrowings totaling $105.9 million under these agreements. The interest rates on these borrowings are variable and, therefore, interest expense and interest income are affected by the general level of U.S. and foreign interest rates. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. For example, a 1% increase in prevailing interest rates could cause net interest expense to increase by $0.7 million. The Company's policy is to take actions that would mitigate such risk when appropriate.

The Company's total long-term debt of $44.2 million at May 6, 2001 consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not exposed to changes in interest rates in the near term. In March 2000, the Company entered into a series of interest swap agreements, which effectively converted $40.0 million of long-term debt, through maturity, from fixed to floating rate debt. Therefore, interest expense on the debt was affected by the general level of interest rates. In December 2000, the Company terminated the swap agreements. The fair value of the agreements at termination of $0.5 million was paid to the Company and is reducing interest expense over the remaining term the notes are outstanding.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan, and non-current investments consisting of a portfolio of equity securities. At May 6, 2001, the total market value of these investments is $3.6 million, with $3.5 million of these investments being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar, which may impact reported earnings. The Company attempts to reduce this risk by utilizing foreign currency option and exchange contracts to hedge the adverse impact on foreign currency receivables and sales when the dollar strengthens against the related foreign currency. At May 6, 2001, the Company had purchased foreign currency options in the aggregate notional amount of $3.2 million, which approximated its exposure in foreign currencies at that date. The Company does not believe that it is exposed to material foreign exchange market risk.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2001 Annual Meeting of Shareholders held on April 5, 2001, shareholders:

(a) elected the following as a Class I director of the Company to serve until the 2002 Annual Meeting of the Shareholders by the following vote:

                                    For        Vote Withheld
                                    ---        -------------

      Bruce G. Goodman          12,206,223        564,311

(b) elected the following to serve as Class II directors of the Company to serve until the 2003 Annual Meeting of the Shareholders by the following votes:

                                    For        Vote Withheld
                                    ---        -------------

      William Shaw              12,193,388        577,146

      Jerome Shaw               12,193,388        577,146

      James J. Groberg          12,207,079        563,455

      William H. Turner         12,206,223        564,311

(c) ratified the action of the Board of Directors in appointing Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending November 4, 2001 by the following vote:

         For                      Against               Abstain
         ---                      -------               -------
      12,068,562                  693,658                8,314

There were no broker non-votes on any of the matters voted upon.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

15.01   Letter from Ernst & Young LLP

15.02   Letter from Ernst & Young LLP regarding interim financial information.

(b)   Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter ended May 6, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VOLT INFORMATION SCIENCES, INC.
                                       (Registrant)


                                       BY: /s/ JACK EGAN
                                           -------------------------------------
Date: June 15, 2001                        JACK EGAN
                                           Vice President - Corporate Accounting
                                           (Chief Accounting Officer)