Form 10-Q
period 2001-08-05
VOLT INFORMATION SCIENCES INC
filed 2001-09-19
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Nine Months Ended August 5, 2001

Or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________

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

                                 Yes |X| No |_|

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of September 14, 2001 was 15,215,665.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of Operations - Nine Months
            and Three Months Ended August 5, 2001 and July 28, 2000            3

            Condensed Consolidated Balance Sheets -
            August 5, 2001 and November 3, 2000                                4

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended August 5, 2001 and July 28, 2000                 5

            Notes to Condensed Consolidated Financial Statements               7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         13

Item 3.     Qualitative and Quantitative Disclosures about Market Risk        24

PART II - OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                         25

Item 5.     Other Information                                                 25

Item 6.     Exhibits and Reports on Form 8-K                                  26

SIGNATURE                                                                     26

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                  Nine Months Ended          Three Months Ended
                                                              ------------------------    ------------------------
                                                               August 5,      July 28,     August 5,      July 28,
                                                                    2001          2000          2001          2000
                                                              ----------    ----------    ----------    ----------
                                                                 (Dollars in thousands, except per share data)
NET SALES:
  Sales of services                                           $1,486,563    $1,516,401      $459,002      $515,975
  Sales of products                                               50,845        57,068        16,679        21,245
                                                              ----------    ----------    ----------    ----------
                                                               1,537,408     1,573,469       475,681       537,220
                                                              ----------    ----------    ----------    ----------
COSTS AND EXPENSES:
  Cost of sales
    Services                                                   1,404,002     1,408,141       432,644       473,840
    Products                                                      31,455        34,208        10,168        13,147
  Selling and administrative                                      71,910        64,736        26,193        24,269
  Research, development and engineering                            6,854         7,293         1,903         1,520
  Depreciation and amortization                                   20,536        18,437         6,767         6,507
                                                              ----------    ----------    ----------    ----------
                                                               1,534,757     1,532,815       477,675       519,283
                                                              ----------    ----------    ----------    ----------

OPERATING PROFIT (LOSS)                                            2,651        40,654        (1,994)       17,937

OTHER INCOME (EXPENSE):
  Interest income                                                  1,177         1,209           332           419
  Other income (expense)-net--Notes E and F                        1,276          (354)        1,928           102
  Foreign exchange (loss) gain-net--Note J                          (256)          177            43           256
  Interest expense                                                (9,973)       (6,945)       (2,585)       (2,490)
  Gain on sale of partnership interest--Note H                     4,173
                                                              ----------    ----------    ----------    ----------


(Loss) income before income taxes and minority interests            (952)       34,741        (2,276)       16,224

Income tax benefit (provision)                                       246       (14,261)          889        (6,600)
Minority interests in net loss of consolidated subsidiaries          508           690           145           206
                                                              ----------    ----------    ----------    ----------

NET (LOSS) INCOME                                                  ($198)      $21,170       ($1,242)       $9,830
                                                              ==========    ==========    ==========    ==========

                                                                                 Per Share Data
                                                                                 --------------
Basic:
Net (loss) income per share                                       ($0.01)        $1.40        ($0.08)        $0.65
                                                              ==========    ==========    ==========    ==========

Weighted average number of shares-Basic--Note G               15,210,880    15,117,007    15,214,506    15,190,594
                                                              ==========    ==========    ==========    ==========

Diluted:
Net (loss) income per share                                       ($0.01)        $1.38        ($0.08)        $0.64
                                                              ==========    ==========    ==========    ==========

Weighted average number of shares-Diluted--Note G             15,210,880    15,307,433    15,214,506    15,412,843
                                                              ==========    ==========    ==========    ==========

See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              August 5,      November 3,
                                                                                   2001             2000 (a)
                                                                              ---------      -----------
                                                                             (Unaudited)
ASSETS                                                                           (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                                     $34,194          $34,099
  Short-term investments                                                          3,790            3,570
  Trade accounts receivable less allowances of $8,375 (2001) and
    $8,952 (2000)                                                               383,433          448,812
  Inventories--Note B                                                            58,571           75,729
  Deferred and recoverable income taxes                                          13,010           12,563
  Prepaid expenses and other assets                                              19,110           17,689
                                                                               --------         --------
TOTAL CURRENT ASSETS                                                            512,108          592,462

Investment in joint venture--Note F                                               3,836            3,788
Investment in securities                                                             34               86
Property, plant and equipment-net of accumulated depreciation and
  Amortization of $73,838 (2001) and $63,990 (2000)--Note D                      99,724           96,325
Deposits and other assets                                                         6,192            7,399
Intangible assets-net of accumulated amortization of $11,203 (2001) and
  $25,133 (2000)                                                                 41,277           44,768
                                                                               --------         --------
TOTAL ASSETS                                                                   $663,171         $744,828
                                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks--Note C                                               $108,300         $144,054
  Current portion of long-term debt--Note D                                      12,839           13,699
  Accounts payable                                                              111,969          148,341
  Accrued wages and commissions                                                  47,947           54,702
  Accrued taxes other than income taxes                                          16,860           16,373
  Accrued interest and other accruals                                            17,575           17,330
  Customer advances and other liabilities                                        32,109           25,241
  Income taxes                                                                    8,809
                                                                               --------         --------
TOTAL CURRENT LIABILITIES                                                       347,599          428,549

Long-term debt--Note D                                                           31,183           32,297
Deferred income taxes                                                             5,015            4,495
Minority interests                                                               15,623           16,132
STOCKHOLDERS' EQUITY--Notes C, D, E and J
  Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
  Common stock, par value $.10; Authorized--30,000,000 shares;
    Issued--15,215,665 shares (2001) and 15,208,015 shares (2000)                 1,522            1,521
  Paid-in capital                                                                41,002           40,862
  Retained earnings                                                             221,724          221,922
  Accumulated other comprehensive loss                                             (497)            (950)
                                                                               --------         --------
TOTAL STOCKHOLDERS' EQUITY                                                      263,751          263,355
                                                                               --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $663,171         $744,828
                                                                               ========         ========

(a) The balance sheet at November 3, 2000 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                      Nine Months Ended
                                                                                  ------------------------
                                                                                  August 5,       July 28,
                                                                                       2001           2000
                                                                                  ---------       --------

                                                                                    (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net (loss) income                                                                     ($198)       $21,170
Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization                                                    20,536         18,437
    Equity in net (income) loss of joint venture                                        (49)            94
    Gain on sale of partnership interest                                             (4,173)
    Gain on securities-net                                                           (1,090)
    Minority interests                                                                 (508)          (690)
    Accounts receivable provisions                                                    6,994          6,243
    (Gain) loss on foreign currency translation                                        (369)           231
    Deferred income tax (benefit) provision                                            (185)         4,630
    Other                                                                               245             96
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                     56,609        (30,600)
      Decrease (increase) in inventories                                             17,158        (14,803)
      Increase in prepaid expenses and other current assets                          (1,659)        (6,851)
      Decrease (increase) in other assets                                             1,628           (280)
      Decrease in accounts payable                                                  (35,807)        (8,603)
      Decrease in accrued expenses                                                   (5,679)        (1,075)
      Increase in customer advances and other liabilities                             7,085         13,000
      Decrease in income taxes payable                                               (8,838)        (5,744)
                                                                                    -------        -------

NET CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES                               51,700         (4,745)
                                                                                    -------        -------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                  Nine Months Ended
                                                              -------------------------
                                                              August 5,        July 28,
                                                                   2001            2000
                                                              ---------        --------

                                                                (Dollars in thousands)
CASH (APPLIED TO) PROVIDED BY INVESTING ACTIVITIES
Sales of investments                                             $2,622         $11,937
Purchases of investments                                         (1,448)        (12,860)
Investment in joint venture                                                      (2,792)
Acquisitions                                                       (174)           (426)
Proceeds from sale of partnership interest                        4,017
Proceeds from disposals of property, plant and equipment          1,263             815
Purchases of property, plant and equipment                      (21,547)        (27,239)
Other                                                                 1             (47)
                                                                -------         -------
NET CASH APPLIED TO INVESTING ACTIVITIES                        (15,266)        (30,612)
                                                                -------         -------

CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                        (1,974)         (2,179)
Exercise of stock options                                           141           2,522
(Decrease) increase in notes payable to banks                   (35,373)         26,347
                                                                -------         -------
NET CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES          (37,206)         26,690
                                                                -------         -------

Effect of exchange rate changes on cash                             867            (253)
                                                                -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 95          (8,920)

Cash and cash equivalents, beginning of period                   34,099          32,402
                                                                -------         -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $34,194         $23,482
                                                                =======         =======

SUPPLEMENTAL INFORMATION Cash paid during the period:
    Interest expense                                             $9,966          $6,571
    Income taxes, net of refunds                                 $8,232         $14,463

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at August 5, 2001, consolidated results of operations for the nine and three months ended August 5, 2001 and July 28, 2000 and consolidated cash flows for the nine months ended August 5, 2001 and July 28, 2000, respectively. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

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

Note B--Inventories

Inventories consist of:

                                                       August 5,     November 3,
                                                            2001            2000
                                                       ---------     -----------
                                                          (Dollars in thousands)
Services:
    Accumulated unbilled costs on service contracts      $49,164         $64,585
                                                         -------         -------

Products:
   Materials                                               6,387           7,583
   Work-in-process                                         1,099           1,548
   Service parts                                             904             928
   Finished goods                                          1,017           1,085
                                                         -------         -------
                                                           9,407          11,144
                                                         -------         -------

Total                                                    $58,571         $75,729
                                                         =======         =======

The cumulative amounts billed under service contracts, at August 5, 2001 and November 3, 2000, of $10.4 million and $9.3 million, respectively, are credited against the related costs in inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Short-Term Borrowings

At August 5, 2001, the Company had credit lines with domestic and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $157.3 million, including $72.5 million under a syndicated unsecured revolving credit agreement expiring in January 2002 ("Multi-year Revolver") and an additional $72.5 million syndicated unsecured revolving credit agreement ("364-day Revolver"), which was scheduled to expire in August 2001. On August 3, 2001, the Company amended its two revolving credit facilities to, among other things, extend the 364-day Revolver to September 15, 2001 and change various covenants. On September 11, 2001, the Company entered into a new revolving credit agreement, which replaced its two revolving credit agreements and provides for $127.5 million of unsecured borrowing through September 9, 2002. Borrowings under the new revolving credit facility bear interest at various interest rates, with the Company generally having the option to select the most favorable rate at the time of borrowing. The revolving credit facility requires, among other things, the maintenance of various financial ratios and covenants, including a fixed charge ratio and a requirement that the Company maintain a consolidated net worth, as defined, of at least $230.0 million, plus 50% of consolidated net income for the fiscal year being measured. The Company's consolidated net worth at August 5, 2001 was $263.8 million. The new and predecessor revolving credit agreements contain certain limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, grant liens and sell assets. At August 5, 2001 the Company had total outstanding bank borrowings of $108.3 million, of which $104.4 million was borrowed under the old revolving credit facilities.

Note D--Long-Term Debt

Long-term debt consists of the following:

                                                       August 5,     November 3,
                                                            2001            2000
                                                       ---------     -----------
                                                         (Dollars in thousands)

7.92% Senior Notes (a)                                   $40,000         $40,000
Term loan (b)                                              1,725           2,400
Notes payable (c) (d)                                      2,297           3,596
                                                         -------         -------
                                                          44,022          45,996
Less amounts due within one year                          12,839          13,699
                                                         -------         -------
Total long-term debt                                     $31,183         $32,297
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

      the Company and is reducing interest expense over the remaining term the notes are outstanding. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants. One such covenant requires the Company to maintain a level of consolidated net worth which, under the formula in the agreements, was $153.6 million at August 5, 2001. However, the terms of the Company's revolving credit agreements, used for short-term borrowings, require the Company to maintain a consolidated net worth of $230.0 million at August 5, 2001. The Note Purchase Agreements were amended in August 2001 to include guarantees of the Company's obligations by certain subsidiaries of the Company and to modify the fixed charge coverage ratio that the Company is required to maintain (see Note C).

(b) In October 1994, the Company entered into a $10.0 million loan agreement with Fleet Bank, N.A., which is secured by a deed of trust on land and buildings (carrying amount at August 5, 2001-$12.8 million). The loan, which bears interest at 7.86% per annum, requires principal payments of $0.2 million per quarter and a final payment of $1.7 million in October 2001. The Company is seeking to refinance this facility.

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

Note E--Stockholders' Equity

Changes in the major components of stockholders' equity for the nine months ended August 5, 2001 are as follows:

                                                   Common    Paid-in   Retained
                                                    Stock    Capital   Earnings
                                                   ------    -------   --------
                                                      (Dollars in thousands)

Balance at November 3, 2000                        $1,521    $40,862   $221,922
Net loss for the nine months                                               (198)
Stock options exercised - 7,650 shares                  1        140
                                                   ------    -------   --------
Balance at August 5, 2001                          $1,522    $41,002   $221,724
                                                   ======    =======   ========

Another component of stockholders' equity, Accumulated Other Comprehensive Loss, consists of a cumulative unrealized foreign currency translation adjustment of $0.5 million and $0.6 million at August 5, 2001 and November 3, 2000, respectively, and an unrealized loss in marketable securities of $0.4 million at November 3, 2000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Stockholders' Equity--Continued

Changes in these items, net of income taxes, are included in the calculation of comprehensive income as follows:

                                                             Nine Months Ended   Three Months Ended
                                                          --------------------  -------------------
                                                          August 5,   July 28,  August 5,  July 28,
                                                               2001       2000       2001      2000
                                                          ---------   --------  ---------  --------
                                                                     (Dollars in thousands)
Net (loss) income (a)                                         ($198)   $21,170    ($1,242)   $9,830
Foreign currency translation adjustments-net                     57       (174)        (6)     (144)
Unrealized (loss) gain on marketable securities-net             (32)        89         (8)       (9)
Reclassification adjustment for loss included in net
  loss, net of taxes of $282, in fiscal year 2001 (b)           428
                                                              -----    -------    -------    ------
Total comprehensive income (loss)                              $255    $21,085    ($1,256)   $9,677
                                                              =====    =======    =======    ======

(a) During the three months ended August 5, 2001, the Company sold one-third of an investment in equity securities, previously written off in 1997, resulting in a pre-tax gain of $1.8 million.

(b) In April 2001, the write down of an investment in marketable securities, considered to be other than temporary, was charged to other expense.

Note F--Joint Venture

The Company owns a 50% interest in westVista Advertising Services, a joint venture with a subsidiary of TELUS Corporation. The venture was formed in fiscal 1998 for the acquisition or establishment and subsequent operation of one or more businesses engaged in the publication of telephone directories in the western United States. Additional acquisitions by the joint venture have been curtailed. In the nine months ended August 5, 2001, sales of the venture were $5.4 million and the Company's portion of the venture's income was $49,000, which is included in other income (expense).

Note G--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options using the treasury stock method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note G--Per Share Data--Continued

                                                               Nine Months Ended                     Three Months Ended
                                                         -----------------------------         ------------------------------
                                                          August 5,           July 28,          August 5,            July 28,
                                                               2001               2000               2001                2000
                                                         ----------         ----------         ----------          ----------
Denominator for basic earnings per share -
Weighted average number of shares                        15,210,880         15,117,007         15,214,506          15,190,594

Effect of dilutive securities:
Employee stock options                                                         190,426                                222,249
                                                         ----------         ----------         ----------          ----------

Denominator for diluted earnings per share -
Adjusted weighted average number of shares               15,210,880         15,307,433         15,214,506          15,412,843
                                                         ==========         ==========         ==========          ==========

Due to a pre-tax loss in the first nine months and third quarter of fiscal 2001, none of the options to purchase 581,843 shares of the Company's common stock were included in the computation of diluted earnings per share for those periods because the effect would be antidilutive.

Outstanding options to purchase 53,450 shares of the Company's common stock at July 28, 2000 were not included in the computation of diluted earnings per share because the their exercise prices were greater than the average market price of the common shares.

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

Note I--Segment Disclosures

Financial data concerning the Company's sales and segment operating profit
(loss) by reportable operating segment for the nine and three months ended August 5, 2001 and July 28, 2000 included on page 13 of this report are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note I--Segment Disclosures--Continued

During the nine months ended August 5, 2001, consolidated assets decreased by $81.7 million, primarily due to decreases in accounts receivable in the Staffing Services and Telecommunications Services segments and a decrease in inventories in the Telecommunications Services segment.

Note J--Derivative Financial Instruments

As of the beginning of fiscal 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No. 133), which was issued in June 1998 and its amendments Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and Statement No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, issued in June 1999 and June 2000, respectively (collectively referred to as Statement No. 133.) The Company enters into derivative financial instrument contracts only for hedging purposes. As a result of the adoption of Statement No. 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign currency options and exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders' equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in the results of operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations.

Since the Company's foreign currency options are purchased during and generally settled on the last weekday of each fiscal quarter and interest rate swaps are recorded at fair value, the adoption of Statement No. 133 has had no material effect on the Company's consolidated financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED AUGUST 5, 2001 COMPARED TO THE NINE MONTHS AND THREE MONTHS ENDED JULY 28, 2000

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management makes no predictions or estimates as to future operations and no inferences as to future operations should be drawn.

                                                     Nine Months Ended        Three Months Ended
                                                 ------------------------   ---------------------
                                                  August 5,      July 28,   August 5,    July 28,
                                                       2001          2000        2001        2000
                                                 ----------    ----------   ---------    --------
                                                               (Dollars in thousands)
Net Sales:
Staffing Services
   Traditional Staffing                          $1,010,375      $997,230    $318,578    $341,028
   Managed Services                                 580,090       503,985     178,140     160,746
                                                 ----------    ----------    --------    --------
   Total Gross Sales                              1,590,465     1,501,215     496,718     501,774
   Less: Non-Recourse Managed Services             (385,788)     (296,265)   (137,550)   (101,458)
                                                 ----------    ----------    --------    --------
   Net Staffing Services                          1,204,677     1,204,950     359,168     400,316

Telephone Directory                                  61,799        62,818      25,187      27,903
Telecommunications Services                         192,220       213,759      66,767      77,078
Computer Systems                                     49,449        47,051      17,697      15,097
Electronic Publication and Typesetting Systems       50,887        57,165      16,690      21,251
Elimination of inter-segment sales                  (21,624)      (12,274)     (9,828)     (4,425)
                                                 ----------    ----------    --------    --------

Total Net Sales                                  $1,537,408    $1,573,469    $475,681    $537,220
                                                 ==========    ==========    ========    ========

Segment Operating Profit (Loss):
Staffing Services                                   $10,738       $35,839        $281     $13,398
Telephone Directory                                  (1,537)       (3,412)       (358)        882
Telecommunications Services                           6,408        16,919       2,460       6,453
Computer Systems                                      5,899         3,500       2,373       1,079
Electronic Publication and Typesetting Systems       (1,245)         (946)       (419)       (220)
                                                 ----------    ----------    --------    --------
Total Segment Operating Profit                       20,263        51,900       4,337      21,592

General corporate expenses                          (11,243)      (10,532)     (3,721)     (3,181)
Financial reporting system expense                   (6,369)         (714)     (2,610)       (474)
                                                 ----------    ----------    --------    --------
Total Operating Profit (Loss)                         2,651        40,654      (1,994)     17,937

Gain on sale of joint venture                         4,173
Interest and other income-net                         2,453           856       2,260         522
Foreign exchange (loss) gain-net                       (256)          176          43         255
Interest expense                                     (9,973)       (6,945)     (2,585)     (2,490)
                                                 ----------    ----------    --------    --------
(Loss) Income Before Income Taxes and Minority
  Interests                                           ($952)      $34,741     ($2,276)    $16,224
                                                 ==========    ==========    ========    ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

NINE MONTHS AND THREE MONTHS ENDED AUGUST 5, 2001 COMPARED TO THE NINE MONTHS AND THREE MONTHS ENDED JULY 28, 2000--Continued

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 5, 2001 COMPARED TO THE NINE MONTHS ENDED JULY 28, 2000

Results of Operations - Summary

In the first nine-month period of fiscal 2001, net sales, which were $1.5 billion, decreased by $36.1 million, or 2%, from the comparable period in fiscal 2000. The decrease in net sales resulted from decreases of $21.5 million by the Telecommunications Services segment, $6.3 million by the Electronic Publication and Typesetting Systems segment and $1.0 million by the Telephone Directory segment. Consolidated net sales is after, while separate segment sales information is before, the elimination of inter-segment sales

The operating profit of the Company's segments decreased to $20.3 million in the first nine months of fiscal 2001 from $51.9 million in the comparable fiscal 2000 period. The decrease in operating profit resulted primarily from a $25.1 million decrease by the Staffing Services segment, principally due to a decline in its Commercial and Light Industrial division and a $10.5 million decrease in the Telecommunications Services segment, partially offset by a $2.4 million increase in the Computer Systems segment and a $1.9 million reduction in operating loss in the Telephone Directory segment.

The Company's nine month fiscal 2001 pre-tax loss before minority interests was $1.0 million, compared to income of $34.7 million in the comparable fiscal 2000 period. The Company incurred a net loss of $0.2 million in the first nine months of fiscal 2001 compared to net income of $21.2 million in the first nine months of fiscal 2000. Included in the fiscal 2001 results of operations is a $2.5 million gain, net of taxes, on the sale of the Company's interest in a real estate partnership and a net gain on securities of $0.7 million, net of taxes.

Results of Operations - By Segment

Sales of the Staffing Services segment were $1.2 billion in the first nine months of fiscal 2001, which was similar to its sales in the comparable period of the previous year. However, the segment's operating profit decreased by $25.1 million to $10.7 million in the first nine months of fiscal 2001 from $35.8 million in the comparable fiscal 2000 period. The decrease in operating profit was primarily due to an $17.9 million decrease in the Commercial and Light Industrial division.

The Commercial and Light Industrial division of the Staffing Services segment was adversely affected by the nation's economic decline, with sales declining 12% from the comparable period of fiscal 2000. The division sustained a loss of $7.9 million on sales of $381.4 million during the first nine months of fiscal 2001 versus an operating profit of $10.0 million on sales of $434.8 million for the first nine months of fiscal 2000. Traditional temporary recruited revenue of the division, excluding lower margined managed service and professional employer services ("PEO") revenue, declined to $337.3 million in the first nine months of fiscal 2001 from $404.3 million in the comparative period of the previous year. In addition, the added branch and infrastructure overhead that the division incurred, based on the growth in traditional temporary recruited revenue that the division had experienced the previous year and in anticipation of continued growth, further adversely affected the division's performance. The division has instituted a series of initiatives designed to materially reduce overhead.

In the first nine months of fiscal 2001, the Technical Placement division reported sales of $823.3 million, a 7% increase over the $770.1 million in sales in the first nine months of the previous year. However, nine-month fiscal

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 5, 2001 COMPARED TO THE NINE MONTHS ENDED JULY 28, 2000--Continued

Results of Operations - By Segment--Continued

2001 Technical Placement operating profit was $18.6 million, compared with $25.8 million in the comparable fiscal 2000 nine-month period. Increased overhead associated with the opening of additional project management outsourcing facilities, branch and infrastructure expenses incurred in contemplation of a continuation of fiscal 2000's increased revenue, a reduction in higher margin sales to a major customer and costs associated with the development and implementation of new ProcureStaff services, all negatively impacted operating results.

While the segment has instituted a series of initiatives, including closing twenty branch offices, designed to reduce overhead as a percentage of sales and increase its profitability, a return to historical profit levels will be dependent on a significant economic recovery.

The Telephone Directory segment's sales decreased by $1.0 million, or 2%, to $61.8 million in the first nine months of fiscal 2001; however its operating loss decreased to $1.5 million in the first nine months of fiscal 2001 from $3.4 million in the comparable fiscal 2000 period. The segment traditionally reports losses during the first half of the year due to the publication schedule of its community and Uruguayan directory operations, with profits in the latter portion of the fiscal year. The sales decrease was primarily due to a decrease of $3.3 million in independent directory and toll-free directory publishing sales, offset by an increase of $3.1 million in telephone directory systems and production sales. The decrease in operating loss was due to the completion of the community directory division's restructuring, re-scoping of its directories, the absence in fiscal 2001 of a charge of $0.9 million for a customer receivable deemed uncollectable due to a bankruptcy filing in fiscal 2000 and a reduction of $0.2 million in amortization charges related to goodwill that was fully amortized in February 2001.

The Telecommunications Services segment's sales decreased by $21.5 million, or 10%, to $192.2 million in the first nine months of fiscal 2001, and its operating profit decreased to $6.4 million in the first nine months of fiscal 2001 from $16.9 million in the comparable fiscal 2000 period. The results of the segment were negatively effected by the inability of start-up telecommunications companies to obtain capital to fund construction requirements for their network expansion. A $25.6 million decrease in higher margin long haul fiber construction revenue also adversely affected operating profit. However, due to cost reduction initiatives, the segment expects continued profitability at the current reduced revenue levels.

The Computer Systems segment's sales increased by $2.4 million, or 5%, to $49.4 million in the first nine months of fiscal 2001 and its operating profit increased by $2.4 million, or 69%, to $5.9 million in the first nine months of fiscal 2001, in each case over the comparable fiscal 2000 period. The growth in operating profit was the result of the increase in sales as well as a 5.5 percentage point increase in gross margins primarily attributable to increases in the segment's transaction-based information services, customer system upgrades and its managed network services.

The Electronic Publication and Typesetting Systems segment's sales decreased by $6.3 million, or 11%, to $50.9 million in the first nine months of fiscal 2001, while its operating loss increased to $1.2 million in the first nine months of 2001 from $0.9 million in the comparable fiscal 2000 period. The decrease in sales resulted primarily from a decline in both domestic equipment and system sales due to the general economic slowdown and to newspapers, the segment's traditional customers, cutting back on capital expenditures, as well as a decline in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 5, 2001 COMPARED TO THE NINE MONTHS ENDED JULY 28, 2000--Continued

Results of Operations - By Segment--Continued

customer service and support sales. Newspapers have reduced capital spending in response to higher newsprint costs and a decline in advertising revenue. The decline in customer service and support sales was due to a decline in spare part sales and a reduction in revenue related to installations and service contracts as a result of the lower equipment and system sales. The increase in operating loss was the result of lower sales, as well as a decrease in gross margins of
2.2 percentage points due to discounting in response to competition. These were partially offset by a reduction in overhead due primarily to cost cutting measures implemented in the second half of fiscal 2000 and a reduction of $1.0 million in amortization charges related to goodwill that was fully amortized by January 2001. Although cost reductions are being realized, there can be no assurances that the segment will be profitable in the near term.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the nine-month periods were:

Selling and administrative expenses increased by $7.2 million, or 11%, to $71.9 million in the first nine months of fiscal 2001 to support increased sales activities during the first half of the fiscal year and primarily as a result of financial reporting system expenses related to a new accounting and back office system installed to provide enhanced financial, accounting, human resources, customer and management reporting necessary for the continued growth of the Company. Financial reporting system expenses, which include equipment rental and the use of outside consultants, are expected to be significantly reduced as the Company replaces consultants with in-house employees. Total selling and administrative expenses, expressed as a percentage of sales, were 4.7% in fiscal 2001 and 4.1% in fiscal 2000.

Research, development and engineering expense decreased by $0.4 million, or 6%, to $6.9 million in the first nine months of fiscal 2001 from the comparable period in fiscal 2000. The decrease was primarily due to a reduction in product development in the Electronic Publication and Typesetting Systems segment as new products were completed and introduced to customers.

Depreciation and amortization increased by $2.1 million, or 11%, to $20.5 million in the first nine months of fiscal 2001. The increase was attributable to amortization of the new accounting and back office system and equipment, being amortized over a five to seven year period, partially offset by a $1.2 million reduction in amortization of goodwill.

Other income of $1.3 million in the first nine months of fiscal 2001 included a pre-tax $1.1 million net gain on securities.

The Company incurred a foreign exchange loss in the first nine months of fiscal 2001 of $0.3 million compared to a $0.2 million gain in the comparable fiscal 2000 period. The loss was a result of unfavorable currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency contracts

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 5, 2001 COMPARED TO THE NINE MONTHS ENDED JULY 28, 2000--Continued

Results of Operations - Other--Continued

are acquired during, and generally settled on the last weekday of each quarter (see Note J of the Notes to Condensed Consolidated Financial Statements).

Interest expense was $10.0 million in the first nine months of fiscal 2001 compared with $6.9 million in the similar fiscal 2000 period. The increase was the result of higher borrowings under the Company's revolving credit agreements to support the increased working capital requirements of the Company. Although there can be no assurances, interest expense is expected to be reduced during the remainder of the fiscal year as accounts receivable balances and borrowings, which are traditionally highest during the Company's first quarter, are reduced with increased emphasis on collections. In September 2001, the Company restructured its two primary revolving credit facilities into one new facility (see Note C of the Notes to the Condensed Consolidated Financial Statements and "Liquidity and Sources of Capital," below). The new arrangement increases the interest rates applicable to future borrowings from rates in effect under the agreements it replaces. While the amount of borrowings available under the new arrangement is lower than the aggregate amount available under the former arrangements, the Company believes the facility is adequate for its anticipated borrowing needs. Total debt was reduced in the nine months of fiscal 2001 by $37.3 million.

The Company's effective tax rate decreased to a benefit of 25.8% in the first nine months of fiscal 2001 from a provision of 41.0% in the first nine months of fiscal 2000 due principally to nondeductible charges, including goodwill amortization, being higher in relation to the pre-tax income or loss in fiscal 2001 than in fiscal 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- Continued

THREE MONTHS ENDED AUGUST 5, 2001 COMPARED TO THE THREE MONTHS ENDED JULY 28,
2000

Results of Operations - Summary

In the third quarter of fiscal 2001, net sales decreased by $61.5 million, or 12%, to $475.7 million from $537.2 million in the comparable period in fiscal 2000. The decrease in sales resulted from decreases of $41.1 million by the Staffing Services segment, $10.3 million by the Telecommunications Services segment and $4.6 million by the Electronic Publication and Typesetting Systems segment.

The operating profit of the Company's segments decreased to $4.3 million in the third quarter of fiscal 2001 from $21.6 million in the comparable 2000 period. The decrease in operating profit resulted primarily from a $13.1 million decrease in the Staffing Services segment and a $4.0 million decrease in the Telecommunications Services segment.

The Company sustained a third quarter fiscal 2001 pre-tax loss before minority interests of $2.3 million, compared with income of $16.2 million in the third quarter of fiscal 2000. The Company incurred a net loss of $1.2 million in the third quarter of fiscal 2001 compared with net income of $9.8 million in the third quarter of fiscal 2000. Included in the third quarter 2001 results of operations is a $1.1million, net of taxes, gain on the sale of an investment in securities.

Results of Operations - By Segment

Sales of the Staffing Services segment decreased by $41.1 million, or 10%, to $359.2 million in the third quarter of fiscal 2001, while its operating profit decreased by $13.1 million to $0.3 million in the third quarter of fiscal 2001 from $13.4 million in the third quarter of fiscal 2000. The Commercial and Light Industrial division experienced a sales decline of $35.3 million and represented two-thirds of the reduction in operating profit in the segment's third quarter of fiscal 2001 compared to the third quarter of fiscal 2000.

Sales and operating profit in the Commercial and Light Industrial division of the Staffing Services segment were negatively impacted by the economic decline, with sales decreasing by 24% from the comparable period of fiscal 2000. The division sustained a loss of $4.8 million on sales of $113.0 million for the third quarter of fiscal 2001 versus an operating profit of $3.5 million on sales of $148.2 million for the third quarter of fiscal 2000. Traditional temporary recruited revenue of the division, excluding lower margin managed service and PEO revenue decreased to $103.5 million in the third quarter of fiscal 2001 from $141.2 million in the comparable quarter of the previous year.

The Technical Placement division reported third quarter sales of $246.2 million, a 2% decrease from the $252.1 million of sales level in the third quarter of the previous year. Third quarter fiscal 2001 Technical Placement operating profit was $5.1 million, compared to $9.9 million in the comparable fiscal 2000 quarter. Gross margins, in both dollars and percentages, remained consistent with the previous year's quarter, but startup costs associated with several new ProcureStaff managed service programs, lower permanent placement revenues, and higher overhead costs throughout the division reduced operating profit for the division by 49%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 5, 2001 COMPARED TO THE THREE MONTHS ENDED JULY 28, 2000--Continued

Results of Operations - By Segment--Continued

While the segment has instituted a series of initiatives, including closing twenty branch offices, designed to reduce overhead as a percentage of sales and increase its profitability, a return to historical profit levels will be dependent on a significant economic recovery.

The Telephone Directory segment's sales decreased by $2.7 million, or 10%, to $25.2 million in the third quarter of fiscal 2001. The segment reported an operating loss of $0.4 million compared with an operating profit of $0.9 million in the third quarter of fiscal 2000. The decrease in sales is primarily attributable to decreased printing sales in Uruguay of $4.5 million partially offset by an increase of $1.6 million in system sales. The operating loss is the result of the decreased sales in Uruguay. However, based on the publication timetable for its community and Uruguayan directories, the segment expects it will report a profit for the full fiscal 2001 year.

The Telecommunications Services segment's sales decreased by $10.3 million, or 13%, to $66.8 million in the third quarter of fiscal 2001, and its operating profit decreased to $2.5 million in the third quarter of fiscal 2001 from $6.5 million in the comparable fiscal 2000 period. The results of the segment were hampered by the inability of start-up telecommunications companies to obtain capital to fund construction requirements for their network expansion thereby reducing sales of higher margin long haul fiber and other construction projects.

The Computer Systems segment's sales increased by $2.6 million, or 17%, to $17.7 million in the third quarter of fiscal 2001 and its operating profit increased to $2.4 million from $1.1 million in the comparable fiscal 2000 period. The combination of the continued growth in Application Service Provider ("ASP") enhanced "411" related services coupled with the delivery of new technology projects in the segment's Information System and IT Services business units contributed to a 120% increase in profits over the previous year's comparable quarter.

The Electronic Publication and Typesetting Systems segment's sales decreased by $4.6 million, or 21%, to $16.7 million in the third quarter of fiscal 2001, and its operating loss increased to $0.4 million in 2001 from a loss of $0.2 million in the third quarter of fiscal 2000. The decrease in sales resulted primarily from a decline in both domestic equipment and system sales due to the general economic slowdown and to newspapers, the segment's traditional customers, cutting back on capital expenditures, as well as a decline in customer service and support sales. Newspapers have reduced capital spending in response to higher newsprint costs and a decline in advertising revenue. The decline in customer service and support sales was due to a decline in spare part sales and a reduction in revenue related to installations and service contracts as a result of the lower equipment and system sales. Although overhead costs decreased due to cost cutting measures and the absence of an amortization charge of $0.5 million related to goodwill that was fully amortized by January 2001, the operating loss increased due to the lower sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 5, 2001 COMPARED TO THE THREE MONTHS ENDED JULY 28, 2000--Continued

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Selling and administrative expenses increased by $1.9 million, or 8%, to $26.2 million in the third quarter of fiscal 2001 primarily as a result of an increase in financial reporting system expenses.

Research, development and engineering expense increased by $0.4 million, or 25%, to $1.9 million in the third quarter of fiscal 2001 from the third quarter of fiscal 2000. The increase was primarily due to product development expenses in the Computer Systems segment partially offset by a reduction in the Electronic Publication and Typesetting Systems segment.

Depreciation and amortization increased by $0.3 million, or 4%, to $6.8 million in the third quarter of fiscal 2001 over the comparable period in fiscal 2000. The increase was attributable to amortization of the new accounting and back office system, partially offset by a $0.7 million reduction in amortization of goodwill.

Interest income decreased by $0.1 million, or 21%, to $0.3 million in the third quarter of fiscal 2001, primarily due to a decrease in average funds available for short-term investment.

Other income of $1.9 million in the third quarter of fiscal 2001 included a $1.8 million pre-tax gain on the sale of an investment in securities, previously written off in fiscal 1997.

The foreign exchange gain in the third quarter of fiscal 2001 was $43,000 compared with $0.3 million in the third quarter of fiscal 2000. The gains were due to favorable currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency receivables, sales and firm commitments, foreign currency contracts are acquired during, and generally settled on the last weekday of each quarter (see Note J of the Notes to Condensed Consolidated Financial Statements).

Interest expense was $2.6 million in the third quarter of fiscal 2001 compared with $2.5 million in the third quarter of fiscal 2000. The slight increase was the result of higher borrowing under the Company's revolving credit agreements to support the increased working capital requirements of the Company.

The Company's effective tax rate was a benefit of 39.1% in the third quarter of fiscal 2001 compared with a provision of 40.7% in the third quarter of fiscal 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital

Cash and cash equivalents increased by $0.1 million in the nine months ended August 5, 2001 to $34.2 million at the end of the period.

Operating activities, exclusive of changes in operating assets and liabilities, produced $21.2 million of cash, as the Company's net loss of $0.2 million included non-cash charges of $21.4 million, primarily for depreciation and amortization of $20.5 million. Changes in operating assets and liabilities produced $30.5 million of cash, net, principally due to cash provided by decreases in the levels of accounts receivable of $56.6 million and inventories of $17.2 million and an increase of $7.1 million in customer advances and other liabilities, partially offset by $41.5 million of expenditures to reduce the level of accounts payable and accrued expenses and $8.2 million used to pay income taxes.

The principal factor in cash applied to investing activities of $15.3 million was the expenditure of $21.5 million for property, plant and equipment partially offset by $4.0 million in proceeds from the sale of a partnership interest and $2.6 million from the sale of investments.

A decrease of $35.4 million in bank loans and the repayment of $2.0 million of long-term debt were the principal factors in the cash applied to financing activities of $37.2 million.

At August 5, 2001, the Company had $157.3 million of credit lines with banks, of which $72.5 million was under a revolving credit agreement ("Multi-year Revolver") that was scheduled to expire in January 2002 and $72.5 million under a 364-day revolving credit agreement ("364-day Revolver") that was scheduled to expire in September 2001. The Company had outstanding bank borrowings of $108.3 million under these lines at August 5, 2001. On September 11, 2001, the Company entered into a revolving credit agreement, which replaced the Multi-year Revolver and the 364-day Revolver. The new facility provides for unsecured borrowing of up to $127.5 million through September 9, 2002 (see Note C of the Notes to Condensed Consolidated Financial Statements).

The Company believes that its current financial position, working capital, future cash flows and credit lines will be sufficient to fund its presently contemplated operations and satisfy its debt obligations. The Company intends to seek additional financing to further its ability to expand its business. However, there can be no assurances that the Company will be able to renew its existing credit facilities, or obtain additional financing nor what terms may be available for replacement or extended facilities.

In fiscal 2000, the Company began development of a new internet-based Front End System designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance, and other functions in the branch offices of the Staffing Services segment. The total costs to develop and install this system are anticipated to be approximately $16.0 million, of which $2.8 million has been incurred to August 5, 2001. The Company has no other material capital commitments.

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

The Effect of New Accounting Pronouncements--Continued

that SAB 101 has no effect on the Company's consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with FAS 142. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in net income of approximately $2.0 million ($0.13 per share) in fiscal 2002. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of November 5, 2001. The Company has not yet determined the effect, if any, these tests will have on the future earnings and financial position of the Company.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:

Interest Rate Market Risk

The Company has cash and cash equivalents of $34.2 million at August 5, 2001 on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks, which provide for unsecured borrowings and letters of credit up to an aggregate of $139.8 million. At August 5, 2001, the Company had borrowings totaling $108.3 million under these and predecessor agreements. The interest rates on these borrowings are variable and, therefore, interest expense and interest income are affected by the general level of U.S. and foreign interest rates. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. For example, a 1% increase in prevailing interest rates could, based on the Company's current levels of borrowing, cash and cash equivalents cause net interest expense to increase by $0.7 million. The Company's policy is to take actions designed to mitigate such risk when appropriate.

The Company's total long-term debt of $44.0 million at August 5, 2001 consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not exposed to changes in interest rates in the near term. In March 2000, the Company entered into a series of interest swap agreements, which effectively converted $40.0 million of long-term debt, through maturity, from fixed to floating rate debt. Therefore, interest expense on the debt was affected by the general level of interest rates. In December 2000, the Company terminated the swap agreements. The fair value of the agreements at termination of $0.5 million was paid to the Company and is reducing interest expense over the remaining term the notes are outstanding.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan, and non-current investments consisting of a portfolio of equity securities. At August 5, 2001, the total market value of these investments was $3.8 million, with $3.8 million of these investments being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar, which may impact reported earnings. The Company attempts to reduce this risk by utilizing foreign currency option and exchange contracts designed to hedge the adverse impact on foreign currency receivables and sales when the dollar strengthens against the related foreign currency. At August 5, 2001, the Company held foreign currency options in the aggregate notional amount of $4.4 million, which approximated its exposure in foreign currencies at that date. The Company does not believe that it is exposed to material foreign exchange market risk.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.

Effective September 11, 2001, the Company entered into a new, $127.5 million syndicated, unsecured short-term revolving credit facility (the "New Credit Facility") with a group of banks for which The Chase Manhattan Bank is acting as administrative agent and Fleet National Bank is acting as syndication agent. The New Credit Facility is discussed in Item 5, below.

ITEM 5. OTHER INFORMATION.

Effective September 11, 2001, the Company entered into a new, $127.5 million syndicated, unsecured short-term revolving credit facility (the "New Credit Facility") with a group of banks for which The Chase Manhattan Bank ("Chase") is acting as administrative agent and Fleet National Bank is acting as syndication agent. The New Credit Facility replaces two pre-existing credit facilities, one a three-year $72.5 million revolving credit facility due to expire in January 2002 and the other a one-year $72.5 million revolving credit facility that had expired in August 2001 and had been extended temporarily pending completion of the New Credit Facility. Certain subsidiaries of the Company have become guarantors of all loans made to the Company or to subsidiary borrowers under the New Credit Facility

All borrowings under the New Credit Facility are due on September 9, 2002, the final maturity date of the New Credit Facility. Borrowings under the New Credit Facility are to bear interest at rates based on London Interbank Offered Rates (LIBOR) (expressed in dollars or an alternate eurocurrency in the case of borrowings denominated in a eurocurrency), the rate of interest publicly announced by Chase as its prime rate, or the federal funds effective rate from time to time, or, in certain cases, some alternate fixed interest rate, in each case plus applicable margins.

The New Credit Facility provides for the maintenance by the Company of various financial ratios and covenants, among them the maintenance of fixed charge ratios, limitations on additional indebtedness, liens, sales of assets, and cash dividends and a requirement that the Company maintain a Consolidated Net Worth (as defined) of at least $230.0 million plus 50% of Consolidated Net Income (as defined) for the fiscal year being measured.

The foregoing is a brief description of the New Credit Facility. It is qualified in its entirety by reference to the Credit Agreement, under which the New Credit Facility is established, which Credit Agreement appears in Exhibit 4.2 to this Report.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

4.1 Amendment No. 1 dated as of August 28, 2001 to Note Purchase Agreement dated as of August 28, 1996 with respect to the issuance of the Company's $50,000,000, 7.92% Senior Notes due August 28, 2004.

4.2 Credit Agreement dated as of September 11, 2001 among the Company, Gatton Volt Consulting Group Limited, The Chase Manhattan Bank, as administrative agent, and Fleet National Bank, as syndication agent.

15.1  Letter from Ernst & Young LLP

15.2  Letter from Ernst & Young LLP regarding interim financial information.

(b)   Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter ended August 5, 2001.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VOLT INFORMATION SCIENCES, INC.
                                            (Registrant)


                                   BY: /s/ JACK EGAN
                                       -----------------------------
Date: September 14, 2001               JACK EGAN
                                       Vice President - Corporate Accounting
                                       (Chief Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                               DESCRIPTION
-------                              ------------

4.1 Amendment No. 1 dated as of August 28, 2001 to Note Purchase Agreement dated as of August 28, 1996 with respect to the issuance of the Company's $50,000,000, 7.92% Senior Notes due August 28, 2004.

4.2 Credit Agreement dated as of September 11, 2001 among the Company, Gatton Volt Consulting Group Limited, The Chase Manhattan Bank, as Administrative Agent, and Fleet National Bank, as Syndication Agent.

15.1        Letter from Ernst & Young LLP

15.2 Letter from Ernst & Young LLP regarding interim financial information.