Form 10-K405
period 2001-11-04
VOLT INFORMATION SCIENCES INC
filed 2002-02-04
CIK 103872

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the fiscal year ended November 4, 2001

                                       or

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

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 11, 2002 (based on the closing price on the New York Stock Exchange on that date) was approximately $127 million (based on the number of shares outstanding on that date, exclusive of all shares held beneficially by executive officers and directors and their spouses and the Registrant's Savings Plan, without conceding that all such persons or plans are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 11, 2002 was 15,215,665.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2002 Annual Meeting are incorporated by reference into Part III of this Report.

PART I

ITEM 1. BUSINESS

General

Volt Information Sciences, Inc. is a New York corporation, incorporated in 1957. We sometimes refer to Volt and its subsidiaries collectively as "Volt" or the "Company," unless the context otherwise requires. Volt operates in the following two businesses and, since Volt's Telecommunications and Information Solutions business contains three segments, Volt has four operating segments:

o     Staffing Services

      (1) Staffing Services - This segment provides a broad range of employee staffing services to a wide range of customers throughout the United States, Canada and Europe. These services fall within three major functional areas: Staffing Solutions, Information Technology ("IT") Solutions and E-Procurement Solutions, which provide the following services:

      o Staffing Solutions - a full spectrum of managed staffing, temporary/alternative personnel employment and direct hire placement and professional employer organization services.

      o Information Technology Solutions - a wide range of information technology services including consulting, turnkey project management and software and web development.

      o E-Procurement Solutions - global vendor neutral procurement and management solutions for supplemental staffing using web-based software systems.

o     Telecommunications and Information Solutions

      (2) Telephone Directory - This segment publishes independent telephone directories in the United States and publishes telephone directories in Uruguay under a contract with the government-owned telephone company; provides telephone directory production, commercial printing, database management, sales and marketing services, licenses directory production and contract management software systems to directory publishers and others; and provides services, principally computer-based projects, to public utilities and financial institutions.

      (3) Telecommunications Services - This segment provides telecommunications services, including design, engineering, outside plant construction, system installation, maintenance, removals and distribution of telecommunications products to the outside plant and central office of telecommunications and cable companies and within their customers' premises, as well as for large businesses and governmental entities requiring telecommunications services.

      (4) Computer Systems - This segment provides directory assistance outsourcing services, both traditional and enhanced, to wireline and wireless telecommunications companies; provides directory assistance content; designs, develops, integrates, markets, sells and maintains computer-based directory assistance systems and other database management and telecommunications systems for the telecommunications industry; and provides IT services to the Company's other businesses and to third parties.

On September 25, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), entered into an agreement for Agfa Corporation, a subsidiary of Agfa Gevaert N.V., to acquire all of Autologic's outstanding shares through a tender offer and subsequent merger. The tender offer was completed on November 30, 2001, at which time the Company received $24.2 million for its shares. Autologic constituted the Company's previously reported Electronic Publication and Typesetting segment. See Selected Financial Data in Item 6 of this Report, Management Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report and Note I of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Information as to Operating Segments

The following tables set forth the contribution of each operating segment to the Company's consolidated sales and operating profit for each of the three fiscal years in the period ended November 4, 2001, and those assets identifiable within each segment at the end of each of those fiscal years (see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note K of Notes to Consolidated Financial Statements in Items 7 and 8, respectively, of this Report):

                                                              November          November           October
                                                               4, 2001           3, 2000          29, 1999
                                                           -----------       -----------       -----------
NET SALES                                                               (Dollars in thousands)
Staffing Services:
   Traditional Staffing                                    $ 1,284,862       $ 1,379,111       $ 1,215,629
   Managed Services                                            737,417           724,632           771,541
                                                           -----------       -----------       -----------
   Total gross sales                                         2,022,279         2,103,743         1,987,170
   Less Non-recourse Managed Services                         (503,027)         (433,212)         (285,197)
   Intersegment sales                                           12,169            11,284             5,324
                                                           -----------       -----------       -----------
                                                             1,531,421         1,681,815         1,707,297
                                                           -----------       -----------       -----------
Telephone Directory:
   Sales to unaffiliated customers                              99,682            97,499            98,128
   Intersegment sales                                              264               243               221
                                                           -----------       -----------       -----------
                                                                99,946            97,742            98,349
                                                           -----------       -----------       -----------
Telecommunications Services:
   Sales to unaffiliated customers                             246,892           292,680           185,263
   Intersegment sales                                            2,040             3,433             2,444
                                                           -----------       -----------       -----------
                                                               248,932           296,113           187,707
                                                           -----------       -----------       -----------
Computer Systems:
   Sales to unaffiliated customers                              66,435            59,555            83,320
   Intersegment sales                                            4,863             3,544               617
                                                           -----------       -----------       -----------
                                                                71,298            63,099            83,937
                                                           -----------       -----------       -----------

Elimination of intersegment sales                              (19,336)          (18,504)           (8,606)
                                                           -----------       -----------       -----------
TOTAL NET SALES                                            $ 1,932,261       $ 2,120,265       $ 2,068,684
                                                           ===========       ===========       ===========

SEGMENT PROFIT (LOSS)
Staffing Services                                          $    16,558       $    55,543       $    43,824
Telephone Directory                                              2,238            (3,244)            7,342
Telecommunications Services                                      7,353            19,783            14,122
Computer Systems                                                10,739             4,741             3,203
                                                           -----------       -----------       -----------
Total segment profit                                            36,888            76,823            68,491

General corporate expenses                                     (15,288)          (13,997)          (12,769)
Financial reporting system expenses                             (9,128)           (1,942)             (905)
                                                           -----------       -----------       -----------
TOTAL OPERATING PROFIT                                          12,472            60,884            54,817

Interest and other income-net                                      859               308             1,766
Gain on securities-net                                           5,552
Gain on sale of partnership interest                             4,173
Gain on sale of joint venture interest                                                               2,049
Interest expense                                               (11,880)           (9,891)           (7,774)
Foreign exchange (loss) gain                                      (158)              638              (428)
                                                           -----------       -----------       -----------
Income from continuing operations before income taxes      $    11,018       $    51,939       $    50,430
                                                           ===========       ===========       ===========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
OPERATING SEGMENT DATA--Continued

                                                    November      November       October
                                                     4, 2001       3, 2000      29, 1999
                                                    --------      --------      --------
                                                           (Dollars in thousands)
IDENTIFIABLE ASSETS
Staffing Services                                   $319,659      $359,903      $300,852
Telephone Directory                                   75,886        80,852        83,427
Telecommunications Services                           87,723       150,248        99,070
Computer Systems                                      35,039        29,083        32,050
Electronic Publication and Typesetting Systems                      44,795        46,768
                                                    --------      --------      --------
                                                     518,307       664,881       562,167

Assets held for sale                                  47,635
Cash, investments and other corporate assets          71,294        79,947        56,162
                                                    --------      --------      --------

Total assets                                        $637,236      $744,828      $618,329
                                                    ========      ========      ========

Note: On September 25, 2001, the Company's 59% owned publicly-held subsidiary,
      Autologic Information International, Inc. ("Autologic"), entered into an agreement for Agfa Corporation, a subsidiary of Agfa-Gevaert N.V., to acquire all of Autologic's outstanding shares through a tender offer and subsequent merger. The tender offer was completed on November 30, 2001, at which time the Company received $24.2 million for its shares. The proceeds received by the Company and the Company's gain on the transaction, presently estimated at $2.0 million, will be reflected in the Company's first quarter of fiscal 2002. Accordingly, the results of operations of Autologic, the Company's Electronic Publication and Typesetting segment, have been classified as discontinued in the statements of income for all prior periods and Autologic's assets have been included as separate line item (Assets held for sale) on the Company's fiscal 2001 balance sheet.

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

Although the Company believes that it relies on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

o general economic, competitive and other business conditions including the effects of the current recession in the U.S. and European economies, the length and depth of the recession and the timing of the recovery

o the continued financial strength of the Company's customers, some of which have announced layoffs, unfavorable financial results and lowered financial expectations for the near term

o the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services

o material changes in demand from larger customers, including those with which the Company has national contracts

o the effect of litigation by temporary employees against, and government activity regarding, temporary help companies and the customers with whom they do business

o variations in the rate of unemployment and higher wages sought by temporary workers in certain technical fields particularly characterized by labor shortages, which could affect the Company's ability to meet its customers' demands and the Company's profit margins

o changes in customers' attitudes toward the use of outsourcing and temporary personnel

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

o     the timing of customer acceptances of systems

o     the Company's dependence on third parties for some product components

o     changes in laws, regulations and government policies

o     the degree and effects of inclement weather

o the Company's ability to attract and retain certain classifications of technologically qualified personnel for its own use, particularly in the areas of research and development and customer service and maintain superior technological capability and risks inherent in development, implementation and upgrading of internal systems

These and certain other factors are discussed in this Report and, from time to time, in the Company's other reports hereafter filed with the Securities and Exchange Commission.

Staffing Services Segment

Volt's Staffing Services segment, through two divisions, provides a broad spectrum of staffing services in three major functional areas: Staffing Solutions, Information Technology ("IT") Solutions and E-Procurement Solutions, to a wide range of customers throughout the United States, Canada and Europe. The Technical Placement division provides services through the Staffing Solutions Group, IT Solutions and E-Procurement Solutions while the Commercial and Light Industrial division provides services through the Staffing Solutions Group and Shaw & Shaw.

Staffing Solutions

Volt markets a full spectrum of Staffing Solutions such as managed services, alternative staffing services and direct hire services, through its Volt Services Group, Volt Human Resources and Volt Europe divisions. In addition, professional employer organization services (PEO) are offered by the Company's subsidiary, Shaw and Shaw.

      Volt Services Group/Volt Europe/Volt Human Resources (Staffing Solutions Group)

      Staffing solutions provided by this segment are generally identified and marketed throughout the United States as "Volt Services Group," throughout Europe as "Volt Europe" and throughout Canada as "Volt Human Resources." Volt Services Group, Volt Europe and Volt Human Resources (the "Staffing Solutions Group") provide, from over 300 branches and dedicated on-site offices located on client premises, a broad range of employee staffing and professional services. The Staffing Solutions Group is a single-source provider of all levels of staffing, offering to customers an extensive range of alternative employment services. Offerings include managed staffing programs, known as VoltSource, in which the segment is responsible for a client's entire alternative staffing requirements and engages subcontractors to assist the segment in satisfying those requirements; alternative staffing of clerical, administrative, light industrial, technical, professional and information technology personnel; employment, direct hire and professional personnel placement services; referred employee management services (payrolling); and specifically tailored recruitment services.

      The Staffing Solutions Group provides skilled employees, such as professional, computer and other IT specialties, engineering, design, scientific and technical support in its Technical Placement division and lesser skilled employees, such as administrative, clerical, office automation, accounting, bookkeeping and other financial, call center, light industrial and other personnel in its Commercial and Light Industrial division. Personnel placements are provided for varying periods of time (both short and long-term) to companies and other organizations (including government agencies) in a broad range of industries that have a need for such personnel, but are unable, or choose not to, engage certain personnel as their own employees. Customers range from those that require one or two temporary employees to national accounts that require as many as several thousand temporary employees at one time.

      The Staffing Solutions Group furnishes temporary employees to meet specific customer requirements, to complete a specific project or subproject (with employees typically being retained until its completion), meet a particular need that has arisen, substitute for regular employees during vacation or sick leave, staff high turnover positions, fill in during the full-time hiring process or during a hiring freeze, and staff seasonal peaks, conversions, inventory taking and offices that are downsizing. In addition, the Staffing Solutions Group provides management personnel to coordinate and manage special projects and to supervise temporary employees.

      The Staffing Solutions Group has been successful in obtaining a number of large national contracts which typically require on-site Volt representation and involve servicing multiple customer facilities. In addition to contracting for traditional temporary staffing, many of Volt's larger customers, particularly those with national agreements, have contracted for managed services programs under which Volt, in addition to itself providing staffing services, performs various administrative functions, which include centralized and coordinated order processing and procurement of other qualified staffing providers as subcontractors, commonly referred to as "associate vendors," for service in remote areas, as well as supplying secondary source back-up recruiting. Other features of managed services programs often include customized and consolidated billing to the customer for all of Volt's and associate vendors' services, and detailed management reports on staffing usage and costs. Some managed services programs are tailored to the customer's unique needs for ultimate single source consolidated billing, reporting and payment. In most cases, Volt is required to pay the associate vendors only after Volt receives payment from its customer. Volt also acts as an associate vendor to other national providers to assist them in meeting their obligations to their customers. The bidding process for these accounts is very competitive. Many contracts are for a one to three year time period, at which time they are typically re-bid. Others are for shorter periods and may be for the duration of a particular project or subproject or a particular need that has arisen, which requires additional or substitute personnel, these contracts expire upon completion of the project or when the particular need ends. Many of these contracts typically require considerable start-up costs and usually take from six to twelve months to reach anticipated revenue levels. The Staffing Solutions Group maintains a group dedicated to the acquisition, implementation and service of national accounts; however, there can be no assurance that Volt will be able to retain accounts that it currently serves, or that Volt can obtain additional national accounts on satisfactory terms.

      The Staffing Solutions Group provides personnel to companies throughout a broad spectrum of industries, including the computer, electronics, manufacturing, aerospace, defense, telecommunications, utility, power (including certain nuclear and fossil fuel power plants), transportation, petrochemical, chemical, retail, finance, banking, insurance, architectural and engineering industries, as well as to government agencies and universities. Branch offices that have developed a specialty in one or more disciplines often use the name "Volt" followed by their specialty disciplines to identify themselves. Other branch offices have adopted other names to differentiate themselves from traditional temporary staffing when their focus is more project oriented.

      Volt Services Group and Volt Human Resources maintain computerized nationwide resume databases, containing resumes of computer professionals, engineers and other technical, professional and scientific candidates, from which it fills customer job requirements. Volt Europe maintains similar computerized resume databases containing resumes of candidates from the United Kingdom and continental Europe. In addition to maintaining its proprietary Internet recruiting sites, the segment has numerous contracts with independent job search web site companies. Individuals employed by these groups are frequently willing to relocate to fill assignments. Lesser skilled employees are generally recruited and assigned locally, and employment information/resumes for these employees are maintained in computerized databases at branch offices.

      Individuals hired by the Staffing Solutions Group typically become Volt employees or contractors during the period of their assignment. As employer of record, Volt is responsible for the payment of salaries, payroll taxes, workers' compensation and unemployment insurance and other benefits, which may include paid sick days, holidays and vacations and medical insurance. Class action lawsuits have been instituted in the United States against some users of temporary services, including some customers of the Company, by certain temporary employees assigned to the customers, and a few have been threatened or commenced against providers of temporary services, including one case instituted against the Company and other temporary agencies. In general, these lawsuits claim that certain temporary employees should be classified as the customers' employees and are entitled to participate in certain of the customers' benefit programs. In the Company's European markets, litigation and governmental activity (at European community and national levels) directed at the way the industry does business is also being conducted or considered. Volt does not know what effect, if any, the resolution of these cases or the outcome of this governmental activity will have on the industry in general or upon this group's business.

      Volt Services Group has expanded its services through Volt Professional Placement, which is dedicated to serve as an employment search organization specializing in the recruitment and direct hire of individuals in professional, information technology, technical, accounting, finance and administrative support disciplines. Since the direct placement recruiters operate within Volt's existing nationwide branch system, the Company has not experienced significant start-up costs associated with this service. Customers of this service include customers of Volt's Staffing Services and other segments.

      Shaw & Shaw

      Shaw & Shaw, Inc. provides professional employer services (PEO), also known as "employee leasing," as part of the Commercial and Light Industrial division. Shaw & Shaw shares the employer responsibilities with its client companies, typically serving as the administrative employer of record for either the entire full-time workforce or for a specific department or division of the client company. Services provided by Shaw & Shaw include payroll administration, human resource management, legal and regulatory compliance, comprehensive benefits, including retirement plans, workers' compensation coverage, loss control and risk management. Shaw & Shaw utilizes the purchasing power of the Company and, thus, provides its clients' employees with a competitive benefits package. Clients are relieved of the administrative responsibilities involved in maintaining employees.

      Shaw & Shaw provides and markets its services to large and small client companies in a broad spectrum of industries, such as high technology, retail, convenience markets, country clubs, manufacturing, petroleum, wholesale products, quick printing, property management, warehousing, venture capital, call centers, marketing, administrative offices, maintenance and banking, as well as non-profit organizations. Sales generated by Shaw & Shaw in fiscal 2001 represented 3% of the Staffing Services segment's total sales.

Information Technology Solutions

      VMC Consulting/Volt Integrated Solutions Group/Volt Europe Solutions

      These business units, as part of the Technical Placements division, perform IT services in the form of project-based work and technical support, in which the Company assumes greater responsibility for the finished product than in the traditional temporary staffing relationship. Services include equipment and software testing, software development, systems development, consulting, maintenance and technical support services, web development and testing, information technology services and technical communications. State-of-the-art technology solutions are delivered to clients on a project basis, either in Volt's premises or at the client's location.

      These services are generally marketed throughout the United States under the names VMC Consulting and Volt Integrated Solutions Group and in the United Kingdom and continental Europe under the names Volt Europe Solutions and VMC Consulting Europe. VMC Consulting is based in Redmond, Washington; Volt Integrated Solutions Group is based in Fort Collins, Colorado; and Volt Europe Solutions and VMC Consulting Europe are based in Redhill, England.

      Although the Information Technology Solutions group continues its investment in research and development, there is no assurance that this group's present or future services will be competitive, that the group will continue to develop new services or that its present services or new services will continue to be successfully marketed.

E-Procurement Solutions

      ProcureStaff

      Increasingly, corporations, industry consortia and other buying communities are leveraging the efficiencies of the internet to maximize their buying power. To take advantage of this emerging e-commerce market, the segment, through its wholly-owned subsidiary, ProcureStaff, Ltd., provides a managed services program by means of a vendor neutral, web based procurement and management solution for alternative staffing. At the core of the ProcureStaff model is a patent pending business-to-business e-commerce procurement application that is designed to streamline client and vendor functions with increased efficiencies while significantly reducing costs. Utilizing HRP, a web-based software system, and proprietary management methodologies, ProcureStaff provides a procurement and management solution for supplemental or alternative staffing, primarily in the United States and Europe as part of the Technical Placements division. The Company believes that ProcureStaff represents the next generation of staffing services systems and software.

      ProcureStaff provides its clients with web-based access for requisition management, electronic procurement, relationship management, vendor management, time keeping, consolidated invoicing, resource redeployment, demand management and sophisticated graphical ad-hoc management reporting. By adhering to open standards, ProcureStaff enables both customers and vendors to facilitate implementation with minimal cost and resources. Implementation of these programs typically require considerable start up costs and usually take up to four months to implement. ProcureStaff competes with other companies which provide similar vendor neutral solutions, some of which are affiliated with competitive staffing companies. Volt believes that its experience in developing and implementing sophisticated software solutions and on-site staffing management for major domestic and international corporations provides the type of expertise necessary to build superior global staffing and vendor procurement solutions. The enhancements and vendor neutrality of ProcureStaff is designed to enable Volt to pursue new opportunities in the business-to-business marketplace.

      Although ProcureStaff continues its investment in research and development, there is no assurance that this division's present or future services will be competitive, that the division will continue to develop new services or that present services or new services will continue to be successfully marketed.

During the week ended November 4, 2001, the entire segment provided approximately 26,000 of its own employees to its customers, in addition to employees provided by subcontractors and associate vendors.

While the markets for the segment's services include a broad range of industries throughout the United States and Europe, general economic conditions in specific geographic areas or industrial sectors have had, in the present are having and in the future could have, an effect on the profitability of this segment. The segment has been adversely affected by the current recessions in the United States and Europe, as customers have significantly reduced their requirement for alternative and permanent staffing and the other services provided by this segment. Little improvement is expected until the economy begins to recover. The segment has implemented a series of cost cutting initiatives and is committed to further cost cutting and cost controls designed to increase profitability. However, there can be no assurances that this increase in profitability will occur. In addition, this segment could be adversely affected by changes in laws, regulations and government policies, including the results of pending litigation and governmental activity regarding the staffing services industry, and related litigation expenses, customers' attitudes toward outsourcing and temporary personnel, any decreases in rates of unemployment in the future and higher wages sought by temporary workers, especially those in certain technical fields often characterized by labor shortages. The Company has increased the number of its offices that offer project-oriented services to its customers and thus assumes greater responsibility for the finished product.

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

The ability of Volt to compete successfully for customers depends on its reputation, pricing and quality of service provided and its ability to engage, in a timely manner, personnel meeting customer requirements. Competition is intense and many of the contracts entered into by this segment are of a relatively short duration, and awarded on the basis of competitive proposals which are periodically re-bid by the customer. Although Volt has been successful in obtaining various short and long-term contracts in the past, with concomitant increases in revenues, in many instances margins under these contracts have decreased. There can be no assurance that existing contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to the Company, or that revenues or profitability from an expired contract will be immediately replaced. The segment faces intense competition for all of its services. Some of this segment's significant competitors are companies that are larger and have substantially greater financial resources than Volt.

Telephone Directory Segment

Volt's Telephone Directory segment publishes independent telephone directories in the United States and publishes telephone directories in Uruguay under a contract with the government-owned telephone company; provides telephone directory production, commercial printing, database management, sales and marketing services, licenses directory production and contract management software systems to directory publishers and others; and provides various computer based services to public utilities and financial institutions. This segment has transitioned from a concentration on production and systems used in the production of phone directories to the publishing of telephone directories. This segment consists of DataNational, Directory Systems/Services, the Uruguay division and Volt VIEWtech.

      DataNational

      DataNational, Volt's independent telephone directory publisher, principally publishes community-based directories in various states, primarily in the mid-Atlantic and southeastern portions of the United States. DataNational offers community-based directories that provide consumers with information concerning businesses that provide services within their local geographic area. The directories also include features that are unique to the community, such as school information, maps and a calendar of events. The division identifies markets where demographics and local shopping patterns are favorable to the division's community-oriented product and expands accordingly. During fiscal 2001, the division published 108 community, county and regional directories. DataNational's principal competitors are regional telephone companies, whose directories typically cover a much wider geographic area than the DataNational directories, as well as other independent telephone directory companies, which compete on the local level. DataNational's revenues are generated from yellow page advertising sold in its directories. Volt believes that advertisers are attracted to DataNational's community directories because they enable them to specifically target their local markets at a much lower cost.

      Directory Systems/Services

      Directory Systems/Services markets telephone directory systems and services to directory publishers, using computer systems manufactured by others, combined with software developed by the Company and by third parties specifically for the division. These systems manage the production and control of databases, principally for directory and other advertising media publishers and produce digitized display advertisements and photocomposed pages, with integrated graphics for yellow and white pages directories, as well as CD/ROM directories. These systems incorporate "workflow management," by which ads are automatically routed between workstations, increasing through-put and control. These systems are licensed to, and the services are performed for, publishers and others worldwide, as well as for the Company's DataNational division.

      Directory Systems/Services also publishes semi-annually The National Internet Toll-Free Directory (www.internettollfree.com), which provides internet web sites and toll-free listings for businesses. The revenues for this product are generated by selling advertising in this directory.

      Uruguay

      Volt's Uruguay division is the official publisher of white and yellow pages telephone directories for Antel, the government-owned telephone company in Uruguay, under a contract with Antel originally entered into in 1983 and subsequently extended through 2006. Revenues are generated from yellow page advertising.

      In addition to the directory business, Volt's Uruguay division owns and operates one of the most advanced directory printing facilities in South America, which includes, among other presses, a high speed, four-color, heat set printing press that is used to print not only its own telephone directories, but also directories for other publishers in Argentina, Brazil and other South American countries. In addition, the facility does commercial printing, including daily and weekly newspapers, magazines and periodicals for various customers in Uruguay and elsewhere in South and Central America.

      Volt VIEWtech

      Volt VIEWtech services the energy and water utility industry, providing energy and water conservation based customer services. VIEWtech is one of the oldest and most experienced lenders and servicers for the Fannie Mae Energy Loan program, which provides low interest and energy efficient home improvement financing under major utility and EPA Energy Star sponsorship. These loans are immediately resold, after closing, to Fannie Mae. VIEWtech is a leading utility rebate processing firm, processing energy and water efficient appliance and home improvement rebates on behalf of utilities across the nation. VIEWtech also contracts with major energy utilities for HomeVIEW(TM) and WaterVIEW(TM) internet-based customer services, which provide energy and water usage and energy-related home improvement payback analysis.

Volt's ability to compete in its Telephone Directory segment depends on its reputation, technical capabilities, price, quality of service and ability to meet customer requirements in a timely manner. Volt believes that its competitive position in this segment's areas of operations is augmented by its ability to draw upon the expertise and resources of its other segments. The segment faces intense competition for all of its services and products from other suppliers and from in-house facilities of potential customers. Some of this segment's significant competitors are companies that are larger and have substantially greater financial resources than Volt. This segment's sales and profitability are highly dependent on advertising revenue, which has been and continues to be affected by general economic conditions.

Although Volt continues its investment in research and development for this segment, there is no assurance that this segment's present or future services will be competitive, that the segment will continue to develop new services or that present services or new services will continue to be successfully marketed.

Other than DataNational, a substantial portion of this segment's business is obtained through submission of competitive proposals for contracts. These short and long-term contracts are re-bid after expiration. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms

Telecommunications Services Segment

Volt's Telecommunications Services segment provides telecommunications and other services, including design, engineering, outside plant construction, installation and maintenance, removals and distribution of telecommunications products to the outside plant and central office of telecommunications and cable companies, and within end user premises throughout the United States and in Europe. This segment consists of Volt Telecommunications Group, Voltelcon, Advanced Technology Services and Volt Telecom Europe.

This segment is an international, full-service provider of turnkey solutions to the telecommunications, cable and related industries, as well as for large corporations and governmental entities. The segment's services include:

o Engineering services, including feasibility studies, right of way acquisition, network design for copper, coaxial and fiber systems, carrier systems design, conduit design, computer aided design drafting, digitizing records, building industry consultant engineering, turnkey design, program management, air pressure design and record verification.

o Construction services, including both aerial and underground construction services, using the Company's own vehicles and equipment. These include jack and bore, directional boring, excavation for conduit and manhole systems, cable replacement and splicing, pole placement and wrecking, copper, coaxial and long and short haul fiber optic cable installation, splicing, termination and testing, project management and inspection services. Because much of the business is performed outdoors, operations have been, and could in the future, be adversely affected by weather conditions.

o Business Systems Integration services, including structured cabling and wiring and field installation and repair services involving the design, engineering, installation and maintenance of various types of local and wide area networks, via copper wiring and fiber optics, for voice, data and video, to operating telephone companies, long distance carriers, telecommunications equipment manufacturers, cable companies and large end-users.

o Central Office services, including central office engineering, installation and removal of transmission systems, distribution frame systems, AC/DC power systems, wiring and cabling, switch peripheral systems, equipment assembly and system integration and controlled environment structures, and miscellaneous services, such as grounding surveys and asset management.

o Wireless services, including partial or complete turnkey services to cellular and Personal Communication Services (PCS) license holders to establish or enhance their network infrastructure, design, engineering and construction/installation services to the fixed and mobile wireless industry, site selection, RF engineering, tower erection, antenna installation and inside cabling and wiring services. In performing these services, the segment employs the latest technologies, such as GPS mapping of facilities.

This segment also installs digital subscriber lines and accommodates clients in the telecommunications industry that require a full range of services from multiple Volt business segments, such as human resources, systems analysis, network integration, software development and turnkey applications. This segment also resells telecommunications equipment to customers. In addition, this segment offers the added value of being able to provide total management of multi-discipline projects because of its ability to integrate efforts on a single project. In addition, the segment is also responsible for programs that require a single point of contact and uniform quality. The segment performs these services on a project and/or contract personnel placement basis in the outside plant and central office, and within end-user premises. Customers include telephone operating companies, inter-exchange carriers, long distance carriers, local exchange carriers, wireless carriers, telecommunications equipment manufacturers, cable television, electric, gas, water and water-services utilities, federal, state and municipal government units and private industry.

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

A portion of Volt's business in this segment is obtained through the submission of competitive proposals for contracts that typically expire within one year and upon expiration are re-bid. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms. The continued delay in telecommunications companies' capital expenditure projects during the current economic conditions reduced the segment's revenue, particularly from long-haul fiber optic projects and cross-connect box projects, and little improvement can be expected until the economy begins to recover.

Computer Systems Segment

The Computer Systems segment provides directory assistance services, and designs, develops, sells, leases and maintains computer-based directory assistance outsourcing services and other database management and telecommunications systems and related services, to the telecommunications industry. It also provides third-party IT services to others. This segment is comprised of two business units: VoltDelta Resources ("VoltDelta") and Maintech.

      VoltDelta

      VoltDelta markets information services solutions to telephone companies and inter-exchange carriers worldwide. VoltDelta has transitioned its business from the sale of systems to an Application Service Provider model so that it now provides information services, including infrastructure and database content, on a transactional use fee ("ASP") basis.

      To meet the needs of customers who desire to upgrade their operator services capabilities by procuring outside services as an alternative to making a capital investment, the unit has deployed and is marketing enhanced directory assistance and other information service capabilities as a transaction-based ASP service, charging a fee per transaction. One service is marketed as DirectoryExpress; VoltDelta owns and operates its own proprietary systems and provides its customers access to a national database sourced from listings obtained by VoltDelta from the Regional Bell Operating Companies ("RBOCs") and other independent sources. In addition, VoltDelta continues to provide customers with new systems, as well as enhancements to existing systems, equipment and software.

      As an adjunct to DirectoryExpress, VoltDelta's InfoExpress service permits its transaction-based customers to offer operator assisted yellow pages, directional and other enhanced directory assistance capabilities. These are designed to provide directory assistance operators worldwide access to over 160 million United States and Canadian business, residential and government listings. For consumers (the end-users), especially cellular and PCS users, InfoExpress provides a more convenient and efficient level of directory assistance service since, among other things, consumers may obtain enhanced directory and yellow pages information without having to know the correct area code. Enhanced information services are particularly attractive in the wireless market where there is no access to printed telephone directories. VoltDelta's ASP services are being delivered to live operators over Wireless Access Protocol (WAP), via the Internet and, more recently, through voice portals using speech recognition technologies.

      VoltDelta has service agreements with major telecommunications carriers, including RBOCs, in the United States. Similar services are also provided to major telecommunications providers in the United Kingdom, Belgium, Holland and Italy, through its wholly-owned European subsidiary, VoltDelta Europe.

      Although VoltDelta was successful during fiscal year 2001 in obtaining new customers for these services, including several major telephone companies in the long distance and cellular markets, there can be no assurance that it will continue to be successful in marketing these services to additional customers, or that the customer's volume of transactions will be at a level sufficient to enable the segment to maintain profitability.

      In order to fulfill its commitments under its contracts, VoltDelta is required to develop advanced computer software programs and purchase substantial amounts of computer equipment, as well as license data content, from several suppliers. Most of the equipment and data content required for these contracts is purchased as needed and is readily available from a number of suppliers.

      Maintech

      Maintech provides managed computer system and LAN/WAN services to mid-size and large corporate clients and to Volt across the United States. Its target markets include banking, brokerage, telecommunications and aerospace. Maintech's services portfolio includes three groups of interrelated services:

      o Hardware Maintenance services, which includes fault analysis and repair of PC and UNIX-based servers and workstations that customers have purchased from vendors such as Compaq, SUN, IBM, Dell and Hewlett Packard. These services are targeted to mission critical operating environments such as Wall Street trading desks, electronic funds transfer providers, R&D laboratories and 411 Directory Assistance systems. Maintech provides complete maintenance support programs on a 24 x 7 x 365 basis with available on-site, 2 hour or 4 hour response terms.

      o Network Operations Center ("NOC") services, which include 24 x 7 monitoring and management of LAN/WAN environments from Maintech's dual NOCs in Orange, California and Wallington, New Jersey. Both NOCs are staffed with network design and support engineers, holding certifications from Cisco, Nortel, Novell, Microsoft and other network product vendors. The NOCs employ state-of-the-art diagnostic monitoring and management software, including HP Open View, Concord E-Health Suite, Visual Uptime, Nortel Optivity, Net Reality and other popular packages.

      o Technology Refresh services, which includes providing workstation and server upgrades, asset management, product integration and testing, and installation and facility planning.

      In addition to services provided to its clients, Maintech is also responsible for the design, installation and support of the more than 3,500 user Volt corporate WAN. This international network, which links all Volt operating units, is the backbone of Volt's e-commerce and internal administration and accounting functions. Maintech supports the Volt corporate WAN through its NOCs providing such services as Help Desk, E-Mail administration, Internet/Intranet services, system and network administration and security. Maintech also provides application-hosting services for Volt production systems, including VoltDelta's DirectoryExpress and InfoExpress.

      Maintech maintains its headquarters in Wallington, New Jersey and has district offices in major metropolitan areas.

The business environment in which this segment operates is highly competitive. Some of this segment's principal competitors are larger and have substantially greater financial resources than Volt. This segment's results are highly dependent on the volume of directory assistance calls to the segment's customers which are routed to the segment under existing contracts, the segment's ability to continue to secure comprehensive listings from others, its ability to obtain additional customers for these services and on its continued ability to sell products and services to new and existing customers. This segment's position in its market depends largely upon its reputation, quality of service and ability to develop, maintain and implement information systems on a cost competitive basis. Although Volt continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products can be successfully marketed.

Some of this segment's contracts expired in 2001, while others were renewed and new contracts were awarded to the Company. Other contracts are scheduled to expire in 2002 through 2008. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

Joint Venture

In fiscal 1998, Volt and TELUS Advertising Services, a wholly owned subsidiary of TELUS Corporation, formed a joint venture for the publishing of community telephone directories. The joint venture publishes a total of thirteen directories. Additional acquisitions by the joint venture have been suspended.

For further information concerning the Company's operations and joint ventures, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note G of Notes to Consolidated Financial Statements in Items 7 and 8, respectively, of this Report.

Research, Development and Engineering

During fiscal years 2001, 2000 and 1999, the Company expended approximately $2.5 million, $2.4 million and $2.7 million, respectively, on research, development and engineering, substantially all of which is Company sponsored. The major portion of research and development expenditures was incurred by the Computer Systems segment.

Intellectual Property

"Volt" is a registered trademark of the Company under a number of registrations. The Company also holds a number of other trademarks and patents related to certain of its products and services; however, it does not believe that any of these are material to the Company's business or that of any segment. The Company is also a licensee of technology from many of its suppliers, none of which individually is considered material to the Company's business or that of any segment.

Customers

There were no customers with sales that represented over 10% of the Company's consolidated sales in either fiscal 2001 or fiscal 2000. However, one customer represented 14% of the Company's consolidated sales in fiscal 1999. In fiscal 2001, the Telecommunications Services segment's sales to four customers represented approximately 23%, 17%, 13% and 12%, respectively, of the total sales of that segment; and the Computer Systems segment's sales to one customer represented approximately 35% of the total sales of that segment. In the event that there was a loss of one or more of these customers, unless the business is replaced by the segment, there could be an adverse effect on the results for that segment's business, although the Company does not believe that there would be a material adverse effect on the Company taken as a whole.

Seasonality

Historically, the Company's results of operations have been lowest in its first fiscal quarter as a result of reduced requirements for its staffing services personnel due to the holiday season and its directory publishing schedules. The Uruguay division of the Telephone Directory segment produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter, and the revenues and profits of that segment's DataNational division are lower in the Company's first fiscal quarter due to the seasonality of its directory publishing schedule.

Employees

During the week ended November 4, 2001, Volt employed approximately 31,000 persons, including approximately 26,000 persons who were on temporary assignment for the Staffing Services Segment. Volt is a party to two collective bargaining agreements, which cover a small number of employees.

Certain services rendered by Volt's Telephone Directory and Computer Systems segments require highly trained technical personnel in specialized fields, some of whom are currently in short supply and, while the Company currently has a sufficient number of such technical personnel in its employ, there can be no assurance that in the future, these segments can continue to employ sufficient technical personnel necessary for the successful conduct of their services.

The Company believes that its relations with its employees are satisfactory.

Regulation

The Company's business is not subject to specific industry government regulations. In connection with foreign sales by the Telephone Directory and Computer Systems segments, the Company is subject to export controls, including restrictions on the export of certain technologies. With respect to countries in which the Company's Telephone Directory and Computer Systems segments presently sell certain of their current products, the sale of their current products, both hardware and software, are permitted pursuant to a general export license. If the Company began selling to countries designated by the United States as sensitive or developed products subject to restriction, sales would be subject to more restrictive export regulations.

Compliance with applicable present federal, state and local environmental laws and regulations has not had, and the Company believes that compliance with those laws and regulations in the future will not have, a material effect on the Company's earnings, capital expenditures or competitive position.

ITEM 2. PROPERTIES

The Company occupies a 38,000 square foot space at 560 Lexington Avenue, New York, New York under leases that expire in 2007 and 2009. The facility serves as the Company's corporate headquarters, the headquarters for the Company's Computer Systems segment and a base for certain operations of the Company's Staffing Services segment. The following table sets forth certain information as to each of the Company's other major facilities:

                                                                                     Sq. Ft.
                                                                                      Leased                         If Leased,
                                                                                        Or                          Year of Lease
Location                            Business Segment                                  Owned                          Expiration
--------                            ----------------                                  -----                          ----------
Anaheim,                            Telephone Directory                               39,000                            Owned
California                          Telecommunications Services

El Segundo,                         Staffing Services                                 20,000                            Owned
California                          Telecommunications Services

Orange,                             West Region Headquarters                         200,000                            Owned (1)
California                          Accounting Center
                                    Staffing Services
                                    Telephone Directory
                                    Computer Systems

San Diego,                          Staffing Services                                 20,000                            Owned
California

Thousand Oaks,                      Leased to Autologic Information
California                          International, Inc.                              134,000                            Owned (2)

Blue Bell,                          Telephone Directory                               47,000                             2007
Pennsylvania                        Computer Systems

Norcross,                           Staffing Services                                 13,000                             2005
Georgia                             Telecommunications Services

Indianapolis,                       Telephone Directory                               16,000                             2003
Indiana                             Technical Services and
                                    Temporary Personnel

Westbury,                           Corporate MIS                                     12,000                             2004
New York

Wallington,                         Computer Systems                                  32,000                             2003
New Jersey

                                                                                     Sq. Ft.
                                                                                     Leased                          If Leased,
                                                                                       Or                          Year of Lease
Location                            Business Segment                                  Owned                          Expiration
--------                            ----------------                                  -----                          ----------
Montevideo,                         Telephone Directory                              96,000                             2004
Uruguay

Chantilly,                          Telephone Directory                              11,000                             2005
Virginia                            Staffing Services

Redmond,                            Staffing Services                                46,000                             2010
Washington

Edison,                             Telecommunications Services                      42,000                             2005
New Jersey

Sunbury on Thames,                  Computer Systems                                 14,000                             2007
England

Redhill,                            Staffing Services                                12,000                             2011
England

(1) See Note E of Notes to Consolidated Financial Statements for information regarding a term loan secured by these properties.

(2) The Company leases its Thousand Oaks, California facility to Autologic under a lease that expires on December 31, 2002 and which contains an option to extend through June 30, 2003.

In addition, the Company leases space in approximately 280 other facilities worldwide (excluding month-to-month rentals), each of which consists of less than 10,000 square feet. These leases expire at various times from 2002 until 2011.

At times, the Company leases space to others in the buildings which it owns or leases, if it does not require the space for its own business.

The Company believes that its facilities are adequate for its presently anticipated requirements and that it is not dependent upon any individually leased premises.

For additional information pertaining to lease commitments, see Note O of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

Executive Officers

WILLIAM SHAW, 77, a founder of the Company, has been President and Chairman of the Board of the Company since its inception and has been employed in executive capacities by the Company and its predecessors since 1950.

JEROME SHAW, 75, a founder of the Company, has been Executive Vice President and Secretary of the Company since its inception and has been employed in executive capacities by the Company and its predecessors since 1950.

JAMES J. GROBERG, 73, has been a Senior Vice President and Principal Financial Officer of the Company since September 1985 and was also employed in executive capacities by the Company from 1973 to 1981.

STEVEN A. SHAW, 42, has been a Senior Vice President of the Company since November 2000 and served as Vice President of the Company from April 1997 until November 2000. Mr. Shaw has been employed by the Company in various capacities since November 1995.

HOWARD B. WEINREICH, 59, has been General Counsel of the Company since September 1985 and a Senior Vice President of the Company since May 2001. He has been employed in executive capacities by the Company since 1981.

THOMAS DALEY, 47, has been Senior Vice President of the Company since March 2001 and has been employed in executive capacities by the Company since 1980.

JACK EGAN, 52, has been Vice President - Corporate Accounting and Principal Accounting Officer since January 1992 and has been employed in executive capacities by the Company since 1979.

DANIEL G. HALLIHAN, 53, has been Vice President - Accounting Operations since January 1992 and has been employed in executive capacities by the Company since 1986.

LUDWIG M. GUARINO, 50, has been Treasurer of the Company since January 1994 and has been employed in executive capacities by the Company since 1976.

NORMA J. KRAUS, 70, has been Vice President - Human Resources since March 1987 and has been employed in executive capacities by the Company since 1979.

William Shaw and Jerome Shaw are brothers. Steven A. Shaw is the son of Jerome Shaw. Bruce G. Goodman, a director of the Company, is the son-in-law of William Shaw. There are no other family relationships among the executive officers or directors of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange (NYSE Symbol-VOL). The following table sets forth the high and low prices of Volt's common stock, as reported by the NYSE, during the Company's two fiscal years ended November 4, 2001:

                                       2001                                       2000
                          --------------------------------           --------------------------------
Fiscal Period                    High             Low                       High             Low
-------------                    ----             ---                       ----             ---
First Quarter                  $25.94          $18.19                     $27.44          $18.88
Second Quarter                  28.10           16.60                      39.88           23.50
Third Quarter                   19.40           16.44                      38.13           28.88
Fourth Quarter                  17.80           10.50                      36.63           19.25

As of January 11, 2002, there were approximately 435 holders of record of the Company's common stock, exclusive of shareholders whose shares were held by brokerage firms, depositories, and other institutional firms in "street name" for their customers.

Cash dividends have not been paid during the reported periods. The Company has agreements, which contain financial covenants, one of which requires the Company to maintain consolidated net worth of at least $230.0 million plus 50% of consolidated net income for the fiscal year being measured and limits dividends in any fiscal year to 25% of the prior year's consolidated net income. Therefore, the amount available for dividends at November 4, 2001 was $1.5 million.

ITEM 6. SELECTED FINANCIAL DATA

                                                                           Year Ended (Notes 1 and 2)
                                            --------------------------------------------------------------------------------------
                                                November           November            October           October           October
                                                 4, 2001            3, 2000           29, 1999          30, 1998          31, 1997
                                            ------------       ------------       ------------       -----------      ------------
                                                                (Dollars in thousands, except per share data)
Net Sales                                   $  1,932,261       $  2,120,265       $  2,068,684       $ 1,621,375      $  1,317,276
                                            ============       ============       ============       ===========      ============

Income from continuing operations--Note 3   $      6,658       $     31,402       $     31,492       $    20,232      $     39,890
Discontinued operations--Note 4                     (814)              (697)            (2,533)              671               (40)
                                            ------------       ------------       ------------       -----------      ------------
Net Income                                  $      5,844       $     30,705       $     28,959       $    20,903      $     39,850
                                            ============       ============       ============       ===========      ============
Per Share Data
Basic:
   Income from continuing operations        $       0.44       $       2.08       $       2.10       $      1.36      $       2.71
   Discontinued operations                         (0.06)             (0.05)             (0.17)             0.04                --
                                            ------------       ------------       ------------       -----------      ------------
   Net Income                               $       0.38       $       2.03       $       1.93       $      1.40      $       2.71
                                            ------------       ------------       ------------       -----------      ------------
   Weighted average number of shares          15,212,076         15,139,483         15,023,046        14,917,846        14,707,055
                                            ============       ============       ============       ===========      ============

Diluted:
   Income from continuing operations        $       0.44       $       2.05       $       2.08       $      1.33      $       2.63
   Discontinued operations                         (0.06)             (0.05)             (0.17)             0.04                --
                                            ------------       ------------       ------------       -----------      ------------
   Net Income                               $       0.38       $       2.00       $       1.91       $      1.37      $       2.63
                                            ============       ============       ============       ===========      ============
   Weighted average number of shares          15,244,350         15,315,957         15,152,612        15,253,665        15,182,240
                                            ============       ============       ============       ===========      ============

Total assets                                $    637,236       $    744,828       $    618,329       $   469,326      $    418,722

Long-term debt, net of current portion      $     35,993       $     32,297       $     45,728       $    54,048      $     55,447

Note 1--Fiscal years 1997 through 1999 and 2001 were comprised of 52 weeks, while fiscal year 2000 was comprised of 53 weeks.

Note 2--Cash dividends have not been paid during the five-year period ended November 4, 2001.

Note 3--Fiscal 2001 included a gain on the sale of the Company's interest in a real estate partnership of $4.2 million ($2.5 million, net of taxes, or $0.16 per share) and a gain on the sale of securities, net of a write-down of other securities, of $5.6 million ($3.4 million, net of taxes, or $0.22 per share).

        In fiscal 1999 and fiscal 1998, the Company recognized $2.0 million, or $0.13 per share and $500,000, or $0.03 per share, respectively, of a previously deferred gain on the sale in 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Company's Uruguayan division and guaranteed the venture's obligations with respect to certain import financing resulting in a partial deferral of the gain. During fiscal years 1999 and 1998, the venture repaid substantially all of its obligations.

        Fiscal 1997 included a gain of $12.8 million ($7.9 million, net of taxes, or $0.52 per share) on the sale of the Company's interest in an Australian joint venture and a loss of $3.0 million ($1.8 million, net of taxes, or $0.12 per share) on the write-down of investments.

Note 4--On September 25, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), entered into an agreement for Agfa Corporation, a subsidiary of Agfa-Gevaert N.V., to acquire all of Autologic's outstanding shares through a tender offer and subsequent merger. The tender offer was completed on November 30, 2001, at which time the Company received $24.2 million for its shares. The proceeds received by the Company and the Company's gain on the transaction, presently estimated at $2.0 million, will be reflected in the Company's first quarter of fiscal 2002. Accordingly, the results of operations of Autologic, the Company's Electronic Publication and Typesetting segment, have been classified as discontinued in the statements of income and cashflows for all the prior periods and Autologic's assets and liabilities have been included as separate line items on the Company's fiscal 2001 balance sheet.

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

On September 25, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), entered into an agreement for Agfa Corporation, a subsidiary of Agfa-Gevaert N.V., to acquire all of Autologic's outstanding shares through a tender offer and subsequent merger. The tender offer was completed on November 30, 2001, at which time the Company received $24.2 million for its shares. The proceeds received by the Company and the Company's gain on the transaction, presently estimated at approximately $2.0 million, will be reflected in the Company's first quarter of fiscal 2002. Accordingly, the results of operations of Autologic, the Company's Electronic Publication and Typesetting segment are not separately discussed here as they have been classified as discontinued in the statements of income and cashflows for all the prior periods and Autologic's assets and liabilities have been included as separate line items on the Company's fiscal 2001 balance sheet.

Fiscal Year 2001 (52 weeks) Compared to Fiscal Year 2000 (53 weeks)

Results of Operations - Summary

Net sales decreased by $188.0 million, or 9%, to $1.9 billion in fiscal 2001. This decrease resulted primarily from a decrease in sales by the Staffing Services segment of $150.4 million and by the Telecommunications Services segment of $47.2 million.

The Company's income from continuing operations before income taxes decreased by $40.9 million, or 79%, to $11.0 million in fiscal 2001. The operating profit of the Company's segments decreased by $39.9 million, or 52%, to $36.9 million in fiscal 2001. While operating profits of the Staffing Services and Telecommunications Services segments decreased, an increase in the Computer Systems segment's operating profit and a return to profitability by the Telephone Directory segment partially offset these decreases.

Consolidated results for fiscal 2001 included a gain on the sale of the Company's interest in a real estate partnership of $4.2 million ($2.5 million, net of taxes), a net gain on the sale of certain securities, net of a write-down of other securities, of $5.6 million ($3.4 million, net of taxes) and a loss from discontinued operations of $0.8 million, ($0.7 million in fiscal 2000).

Net income in fiscal 2001 was $5.8 million, compared to net income of $30.7 million in fiscal 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2001 Compared to Fiscal Year 2000--Continued

Results of Operations - Segments

Sales of the Staffing Services segment decreased by $150.4 million, or 9%, to $1.5 billion in fiscal 2001 and the segment's operating profit in fiscal 2001 decreased by $39.0 million, or 70%, to $16.6 million, from $55.5 million in fiscal 2000. The Commercial and Light Industrial division accounted for 77% of the sales decline and approximately two-thirds of the decline in the segment's operating profit. The balance of the reduction was in the Technical Placement division.

The Commercial and Light Industrial division of the Staffing Services segment was adversely affected by the nation's economic decline, with sales declining 19% from fiscal 2000. The division sustained a loss of $11.0 million on sales of $481.6 million during fiscal 2001 versus an operating profit of $15.3 million on sales of $597.3 million in fiscal 2000. Traditional temporary recruited revenue of the division, excluding lower margin managed service and professional employer services ("PEO") revenue, declined to $431.9 million in fiscal 2001 from $558.0 million in fiscal 2000. The division's results were also adversely affected by the added branch and infrastructure overhead that the division incurred, primarily in fiscal 2000, based on the growth in traditional temporary recruited revenue that the division had experienced that year and in anticipation of continued growth, further adversely affected the division's performance.

The Staffing Services segment's Technical Placement division reported sales of $1.1 billion in fiscal 2001, a 2% decrease from fiscal 2000. In fiscal 2001, Technical Placement operating profit was $27.6 million, compared with $40.2 million in fiscal 2000. Increased overhead associated with the opening of additional project management outsourcing facilities, branch and infrastructure expenses incurred in contemplation of a continuation of fiscal 2000's increased revenues, a sharp reduction in higher margin permanent placement fees, a reduction in higher margin sales to a major customer and costs associated with the development and implementation of new ProcureStaff services all negatively impacted operating results.

The Staffing Services segment has implemented a series of cost cutting initiatives, including branch office closings, which reduced fiscal 2001 fourth quarter overhead by 13% from the fourth quarter of the prior fiscal year, with Commercial and Light Industrial fiscal 2001 fourth quarter overhead expenses declining 19% and Technical Placement overhead declining 9%. While the segment is committed to continued cost controls designed to increase profitability for fiscal 2002, a return to substantially higher profit levels is likely to depend on the timing of the general economy's recovery. Although the markets for the segment's services include a broad range of industries throughout the United States, general economic difficulties in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of the segment.

The Telephone Directory segment's sales increased by $2.2 million, or 2%, to $99.9 million in fiscal 2001 and its operating profit was $2.2 million compared to a loss of $3.2 million in fiscal 2000. The improved results of the segment were primarily due to the reorganization and restructuring of its DataNational division, a publisher of community directories, and the absence in fiscal 2001 of a charge of $0.8 million for a customer receivable deemed uncollectable due to a bankruptcy filing in fiscal 2000. While the Company believes that investments made and initiatives implemented will continue to enable the segment to return to higher profit levels, there can be no assurances that this will, in fact, occur. Other than DataNational, a substantial portion of the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2001 Compared to Fiscal Year 2000--Continued

Results of Operations - Segments--Continued

segment's business is obtained through submission of competitive proposals for contracts. These short and long-term contracts are re-bid after expiration. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. This segment's sales and profitability are highly dependent on advertising revenue, which has been and continues to be affected by general economic conditions.

The Telecommunications Services segment's sales decreased by $47.2 million, or 16%, to $248.9 million in fiscal 2001 and its operating profit decreased by $12.4 million, or 63%, to $7.4 million in fiscal 2001. The continued delay in telecommunications companies' capital expenditure projects during the current economic deceleration reduced the segment's revenue, particularly from long-haul fiber optic projects and cross-connect box projects, and little improvement can be expected until the economy begins to recover. While higher margin project work increased gross margins as a percentage of sales, lower sales volume and increased overhead costs associated with the expansion of the segment's Central Office division reduced the segment's overall profitability. A substantial portion of the business in this segment is obtained through the submission of competitive proposals for contracts that typically expire within one year and upon expiration are re-bid. While management believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business, there can be no assurances that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

The Computer Systems segment's sales increased by $8.2 million, or 13%, to $71.3 million in fiscal 2001 and its operating profit increased by $6.0 million, or 127%, to $10.7 million in fiscal 2001. Continued expansion of the segment's Application Service Provider ("ASP") directory assistance and web-based information service, together with the delivery and customer acceptance of technology projects, contributed to the increase in sales. ASP directory assistance transactions totaled 275 million in fiscal 2001, a 40% increase over fiscal 2000. The higher sales, operational process improvements, cost control initiatives and the use of vendor credits resulted in a significant increase in profit margins. This segment's results are highly dependent on the volume of directory assistance calls to the segment's customers which are routed to the segment under existing contracts, the segment's ability to continue to secure comprehensive listings from others, its ability to obtain additional customers for these services and its continued ability to sell products and services to new and existing customers.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations were:

Selling and administrative expenses increased by $9.8 million, or 13%, to $83.1 million in fiscal 2001 to support increased sales activities during the first half of the year and as a result of higher financial reporting

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2001 Compared to Fiscal Year 2000--Continued

Results of Operations - Other--Continued

system expenses related to a new accounting and back office system installed to provide enhanced financial, accounting, human resources, customer and management reporting necessary for the growth of the Company. Financial reporting system expenses, which include equipment rental and the use of outside consultants, will be reduced as the Company has replaced consultants with in-house employees. Total selling and administrative expenses, expressed as a percentage of sales, were 4.3% in fiscal 2001 and 3.5% in fiscal 2000.

Research, development and engineering expenses increased to $2.5 million from $2.4 million in fiscal 2000. The increase was primarily due to product development expenses in the Computer Systems segment.

Depreciation and amortization increased by $3.6 million, or 17%, to $24.6 million in fiscal 2001. The fiscal 2001 increase was primarily attributable to amortization of the new financial reporting system, which is being amortized over five to seven years, partially offset by a $0.3 million reduction in amortization of goodwill. See "The Effect of New Accounting Pronouncements," below, for information regarding the effects of the implementation of Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142 on the Company's financial statements commencing with the first quarter of fiscal 2002.

Other loss decreased to $18,000 in fiscal 2001 from $0.6 million in fiscal 2000. In fiscal 2000, other loss was due to a variety of expenses, including the Company's share in start-up losses of its new joint venture, westVista Advertising Services.

In fiscal 2001, the Company recognized a pre-tax gain on the sale of securities of $6.3 million, partially offset by a $0.7 million write down of an investment in marketable securities resulting in a net pre-tax gain of $5.6 million (see Note B of Notes to Consolidated Financial Statements). In fiscal 2001, the Company also recognized a pre-tax gain of $4.2 million on the sale of the Company's interest in a real estate partnership (see Note I of Notes to Consolidated Financial Statements).

A foreign exchange loss of $0.2 million was recognized in fiscal 2001, compared with a gain of $0.6 million in fiscal 2000. The losses were due to unfavorable currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency options are purchased during and settled generally on the last day of each quarter.

Interest expense increased by $2.0 million, or 20%, to $11.9 million in fiscal 2001. The increase is the result of the Company borrowings under its revolving credit agreements to support the increased working capital requirements of the Company. In September 2001, the Company replaced its two primary revolving credit facilities with one new facility (see Note D of the Notes to the Condensed Consolidated Financial Statements and "Liquidity and Sources of Capital", below). The new arrangement, which extends the credit line's maturity, increased the variable interest rates applicable to future borrowings from rates in effect under the agreements it

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2001 Compared to Fiscal Year 2000--Continued

Results of Operations - Other--Continued

replaces. Since short-term interest rates have decreased, the Company's effective interest rates have been reduced. The Company's Uruguayan division borrows in that currency to hedge its foreign exchange exposure. The current economic conditions in neighboring Argentina have had a significant impact in Uruguay, resulting in higher interest rates. In fiscal 2001, the Company borrowed an average of the equivalent of $3.3 million and incurred interest expense of $0.8 million. Interest rates have doubled over the past several months. However, the higher devaluation band recently set by the government should mitigate the higher rates.

Total debt was reduced in the fiscal year by $76.0 million, including $38.8 million in the fourth quarter of fiscal 2001. The Company has notified the holders of its 7.92% Senior Notes that the Company will redeem the $30.0 million outstanding principal amount of its Senior Notes on March 5, 2002.

The Company's effective tax rate increased to 39.6% in fiscal 2001 from 39.5% in fiscal 2000.

The loss from discontinued operations reflects the results of operations of Autologic, the sale of which is discussed above.

Fiscal Year 2000 (53 weeks) Compared to Fiscal Year 1999 (52 weeks)

Results of Operations - Summary

Net sales in fiscal 2000 increased by $51.6 million, or 2.5%, to $2.1 billion in fiscal 2000. The increase resulted primarily from an increase in sales by the Telecommunications Services segment of $108.4 million, which was partially offset by decreases in sales for the other three segments.

The Company's income from continuing operations before taxes increased by $1.5 million, or 3%, to $51.9 million in fiscal 2000. The operating profit of the Company's segments increased by $8.3 million, or 12%, to $76.8 million in fiscal 2000. While the Staffing Services segment, the Telecommunications Services segment and the Computer Systems segment increased their operating profits, an operating loss in the Telephone Directory segment partially offset these improvements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2000 Compared to Fiscal Year 1999--Continued

Results of Operations - Segments

Sales of the Staffing Services segment decreased by $25.5 million, or 1%, while its operating profit increased by $11.7 million, or 27%, to $55.5 million, compared with $43.8 million in fiscal 1999. The sales decrease was caused by a reduction in Managed Services revenue of $194.9 million, or 40%, due primarily to an increase in the number of associate vendors who agreed to be paid subject to the receipt of the customers' payment to the Company, resulting in the amounts associated with such revenue being excluded from sales, as well as a reduction in the use of associate vendors by one of the Company's largest Managed Services clients. These revenue decreases were partially offset by an increase in sales of $169.4 million, or 14%, in traditional staffing business. Operating margins rose from 2.6% to 3.3% for the entire segment and from 3.6% to 4.0% excluding Managed Services revenue. An increased mix of higher margin recruited business in both the Technical and Commercial and Light Industrial divisions of the segment and strong growth in permanent placements contributed to higher margins and higher operating profit for this segment.

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

The Telecommunications Services segment's sales increased by $108.4 million, or 58%, to $296.1 million in fiscal 2000 compared to $187.7 million in fiscal 1999 and its operating profit increased by $5.7 million, or 40%, to $19.8 million in fiscal 2000 compared to $14.1 million in fiscal 1999. All of the segment's divisions reported significant increases in sales as a result of increased revenues from long-haul fiber optic projects and cross-connect box projects, as well as additional increased business from several major customers. The increase in operating profit was the result of the increase in sales and a decrease in overhead of 3.2 percentage points partially offset by a decrease in gross margin of 4.4 percentage points primarily due to amounts recorded for cost overruns on one of the Business Systems division's projects, a settlement of differences on "out-of-scope" billing on a project with another customer, the completion of certain low-margin government contract work and integration costs for the Lucent Wired Services Division acquired in late December 1999.

The Computer Systems segment's sales decreased by $20.8 million, or 25%, to $63.1 million in fiscal 2000 while its operating profit increased by 48% to $4.7 million from $3.2 million in fiscal 1999. The sales decrease was primarily due to the recognition in fiscal 1999 of revenues of $25.9 million related to a contract for an operator services system in Holland, which was accounted for under the completed contract method of accounting. The decrease in revenue was partially offset, and the operating profit was increased, in fiscal 2000 by an increase in customer utilization of the segment's transaction-based DirectoryExpress and InfoExpress

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2000 Compared to Fiscal Year 1999--Continued

Results of Operations - Segments--Continued

systems, which outsource the segment's directory database to telephone companies, as well as increased workstation and software sales.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations were:

Total selling and administrative expenses increased by $17.0 million, or 30%, to $73.3 million in fiscal 2000 to support the increased sales activities of the Telecommunications Services segment, initiatives taken by the Telephone Directory segment, and costs associated with a new financial reporting system. These expenses, expressed as a percentage of sales, were 3.5% in fiscal 2000 and 2.7% in fiscal 1999. General corporate expenses, included above, increased by 10% to $14.0 million in fiscal 2000.

Research, development and engineering expenses decreased by $0.3 million, or 11%, to $2.4 million in fiscal 2000. The decrease in fiscal 2000 was primarily due to a reduction in product development in the Computer Systems segment as new products were completed and introduced to customers.

Depreciation and amortization increased by $1.2 million, or 6%, to $21.0 million. The increase was attributable to the amortization of intangibles due to acquisitions made during fiscal 1999 and an increase in depreciation due to the new financial reporting system.

Interest income decreased by $0.4 million, or 31%, to $0.9 million in fiscal 2000, primarily due to a decrease in funds available for investment.

The other loss of $0.6 million in fiscal 2000 was primarily due to an increase in a variety of expenses, including the Company's share in the start-up losses of its new joint venture, westVista Advertising Services.

In fiscal 1999, the Company recognized $2.0 million of a previously deferred gain on the sale in fiscal 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Uruguayan division and guaranteed the venture's obligations with respect to certain import financing. Therefore, the Company had deferred the gain on the sale. During fiscal 1999, the venture repaid substantially all of the balance of its obligations.

The foreign exchange gain in fiscal 2000 was $0.6 million, compared to a loss of $0.4 million in fiscal 1999, as a result of favorable currency movements in the European markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign receivables, sales and firm commitments, foreign currency options are purchased during and settled generally on the last day of each quarter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2000 Compared to Fiscal Year 1999--Continued

Results of Operations - Other--Continued

Interest expense increased by $2.1 million, or 27%, to $9.9 million in 2000. The increase is the result of higher borrowings under the Company's revolving credit agreements to finance the December 1998 acquisition of Volt Europe and to support the increased working capital requirements of the Company and, to a lesser extent, higher interest rates.

The Company's effective tax rate was 39.5% in fiscal 2000 compared to 37.6% in fiscal 1999. The lower effective tax rate in fiscal 1999 resulted from the non-taxable gain on the sale of a Brazilian joint venture.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $15.6 million in fiscal 2001 to $18.5 million at the end of the fiscal year. This included a $11.9 million decrease in cash from the reclassification of Autologic's cash to assets held for sale as a result of it being considered a discontinued operation.

Operating activities produced $89.3 million in cash. Operating activities, exclusive of changes in operating assets and liabilities, produced $32.9 million of cash, as the Company's net income of $5.8 million included non-cash charges of $27.1 million, primarily for depreciation and amortization of $24.6 million. Changes in operating assets and liabilities produced $56.3 million of cash, principally due to cash provided by decreases in the levels of accounts receivable of $61.9 million and inventories of $28.4 million, partially offset by $29.6 million of expenditures to reduce the level of accounts payable, a decrease in customer advances and other liabilities of $3.5 million and a $6.7 million reduction in net income taxes payable.

The principal factor in cash applied to investing activities of $16.7 million was the expenditure of $27.1 million for property, plant and equipment, partially offset by $7.3 million received from the sale of investments and $4.0 million in proceeds from the sale of a partnership interest.

The principal factors in cash applied by financing activities of $76.0 million were a decrease of $77.6 million in bank loans and the repayment of $13.7 million of long-term debt, partially offset by $15.1 million in proceeds from a new loan agreement.

In fiscal 2000, the Company began development of a new internet-based Front End System designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance, and other functions in the branch offices of the Staffing Services segment. The total cost to develop and install this system is anticipated to be approximately $16.0 million, of which $5.1 million has been incurred to date. The Company has no other material capital commitments.

At November 4, 2001, the Company had $139.9 million of credit lines with various domestic and foreign banks, which provide for unsecured borrowings and letters of credit, of which $127.5 million was under a revolving credit

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued

agreement that expires in September 2002. The Company had outstanding bank borrowings of $65.8 million at November 4, 2001 under these lines (see Note D in the Notes to Consolidated Financial Statements). On November 30, 2001, in accordance with the revolving credit agreement, the $127.5 million credit line was reduced to $115.5 million as a result of the sale of Autologic.

The Company believes its current financial position, working capital, credit lines and future cash flows will be sufficient to fund its presently contemplated operations and satisfy its debt obligations. The Company intends to seek additional financing to further its ability to expand its business. However, there can be no assurance that the Company will be able to obtain such financing or the terms of financing that may be available (see "Certain Other Fiscal 2002 Events," below).

The Effect of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives. The Company has elected to apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in net income of approximately $2.3 million ($0.15 per share) in fiscal 2002. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of November 5, 2001. At November 4, 2001, the Company's goodwill, related to prior acquisitions, amounted to approximately $40.0 million. While the Company's revaluation under the new accounting rules has not been completed, it is likely that there could be a material write-down due to indications of impairment, reflecting declines in market value of the acquisitions since they were purchased. The charge for the write-down, to the extent required, will be reported as a Cumulative Effect of a Change in Accounting in the first quarter of 2002.

Certain Other Fiscal 2002 Events

In January 2002, the Company received a commitment from a major bank to enter into a three-year accounts receivable securitization program which, assuming completion, will provide for the financing of up to $100 million of certain accounts receivable. The securitization should permit the Company to reduce its drawings and dependence on its existing $115.5 million revolving credit facility. As of February 3, 2002, less than $15.0 million was drawn under that facility, primarily for Pound Sterling borrowings in connection with the Company's European operations. The Company is also discussing an amendment and extension of the revolving credit facility, which currently expires on September 9, 2002. The Company expects to be successful in such negotiations, however no assurance can be given that it will be successful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Certain Other Fiscal 2002 Events--Continued

Due to the seasonality of its business, compounded by current general economic conditions, the Company currently expects to report an operating loss in the first quarter of fiscal 2002. In order for the Company to be in a position to implement the proposed receivable securitization program, in lieu of seeking amendments to the covenants contained in the agreements under which the 7.92% Senior Notes are issued to permit the securitization and other amendments that may have become required, depending upon the size of the first quarter loss, the Company determined to prepay the remaining $30.0 million of its Senior Notes that otherwise would have been due in equal annual installments over the next two and one-half years. The Company has notified the noteholders that it will prepay all of the Senior Notes on March 5, 2002. In connection with the prepayment of the Senior Notes, the Company and the bank lenders under the Company's revolving credit agreement amended, effective February 1, 2002, various covenants in that agreement. The Company also agreed to secure its obligations under the revolving credit agreement with certain accounts receivable (the level of which at November 4, 2001 was approximately $70.0 million) unrelated to those to be used in the proposed securitization no later than the date the Senior Notes are repaid. The Company believes that it will remain in compliance with the amended covenants under the revolving credit agreement throughout its remaining term.

The proposed new securitization program along with the prepayment of the Senior Notes are expected to substantially reduce the Company's financing charges (interest and other expense) in the future, but the Company will pay a "make whole" premium on the prepayment of the Senior Notes that is expected to approximate $2.0 million. As a result the Company will incur an extraordinary pre-tax charge in the amount of the premium in the second fiscal quarter of fiscal 2002 for the extinguishment of that debt. The Company has reflected the outstanding principal amount of the Senior Notes as a current liability at November 4, 2001 in its fiscal 2001 balance sheet. The Company believes that its present, as well as its contemplated, financing structure will provide adequate liquidity for its anticipated operations.

ITEM 7A- QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:

Interest Rate Market Risk

The Company has cash equivalents on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks, which provide for unsecured borrowings and letters of credit up to an aggregate of $139.9 million at November 4, 2001 ($127.9 million since November 30, 2001). At November 4, 2001, the Company had borrowings totaling $65.8 million outstanding under these agreements. The interest rates on these borrowings are variable and, therefore, interest expense and interest income are affected by the general level of U.S. and foreign interest rates. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. For example, a 1% increase in prevailing interest rates could cause interest expense to increase by $0.5 million. The Company's policy is to take actions that would mitigate such risk when appropriate. The Company's Uruguayan division, which sells advertising in local currency, borrows in that currency to hedge its foreign exchange exposure. The current economic conditions in neighboring Argentina have had a significant impact in Uruguay, resulting in higher interest rates. In fiscal 2001, the Company borrowed an average of the equivalent of $3.3 million and incurred interest expense of $0.8 million. Interest rates have doubled over the past several months. However, the higher devaluation band recently set by the government should mitigate the higher rates.

The Company's total long-term debt of $47.4 million at November 4, 2001 consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not exposed to changes in interest rates in the near term. In March 2000, the Company entered into a series of interest swap agreements, which effectively converted $40.0 million of long-term debt, through maturity, from fixed to floating rate debt. Therefore, interest expense on the debt was affected by the general level of interest rates. However in December 2000, the Company terminated the swap agreements. The fair value of the agreements at termination of $0.5 million was paid to the Company and is reducing interest expense over the remaining term the notes are outstanding. The Company has notified the holders of $30.0 million of its long-term debt (which was the subject of the swap agreements) of its intention to redeem that debt on March 5, 2002 (see "Management's discussion of Financial Condition and Results of Operations," in Item 7 of this Report).

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan, and non-current investments consisting of a portfolio of equity securities. The total market value of these investments was $3.8 million at November 4, 2001, substantially all of which are held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar, which may impact reported earnings. The Company attempts to reduce this risk by utilizing foreign currency option and exchange contracts designed to hedge the adverse impact on foreign currency receivables and sales when the dollar strengthens against the related foreign currency. At November 4, 2001, the Company held foreign currency option contracts in the aggregate notional amount of $0.5 million, which approximated its exposure in foreign currencies at that date. The Company does not believe that it is exposed to material foreign exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ERNST & YOUNG LLP               787 Seventh Avenue         Phone #: 212-773-3000
                                New York, New York 10019

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Volt Information Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of November 4, 2001 and November 3, 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 4, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at November 4, 2001 and November 3, 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 4, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                         Ernst & Young LLP

December 20, 2001
Except for Note E, as to which the date is February 1, 2002

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                 November        November
                                                                                  4, 2001         3, 2000
                                                                                ---------       ---------
                                                                                 (Dollars in thousands)
 ASSETS

 CURRENT ASSETS
   Cash and cash equivalents--Note A                                            $  18,474       $  34,099
   Short-term investments--Notes A and B                                            3,778           3,570
   Trade accounts receivable less allowances of  $9,376 (2001) and $8,952
       (2000)--Schedule II                                                        362,784         448,812
   Assets held for sale--Note I                                                    47,635
   Inventories--Notes A and C                                                      36,186          75,729
   Deferred income taxes--Notes A and F and Schedule II                             8,585          12,563
   Prepaid expenses and other assets                                               13,487          17,689
                                                                                ---------       ---------
 TOTAL CURRENT ASSETS                                                             490,929         592,462

 Investment in joint venture--Note G                                                3,739           3,788
 Investment in securities--Notes A and B and Schedule II                               24              86
 Property, plant and equipment, net--Notes A, E and K                              97,147          96,325
 Deposits and other assets                                                          5,128           7,399
 Intangible assets-net of accumulated amortization of $12,138 (2001) and
   $25,133 (2000)--Notes A and I                                                   40,269          44,768
                                                                                ---------       ---------

TOTAL ASSETS                                                                    $ 637,236       $ 744,828
                                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Notes payable to banks--Notes D and E                                        $  65,843       $ 144,054
   Current portion of long-term debt--Note E                                       31,429          13,699
   Accounts payable                                                               114,544         148,341
   Liabilities related to assets held for sale--Note I                             26,313
   Accrued wages and commissions                                                   47,282          54,702
   Accrued taxes other than income taxes                                           15,412          16,373
   Accrued interest and other accruals                                             20,936          17,330
   Customer advances and other liabilities                                         16,548          25,241
   Income taxes--Notes A and F                                                      2,038           8,809
                                                                                ---------       ---------
 TOTAL CURRENT LIABILITIES                                                        340,345         428,549

 Long term debt--Note E                                                            15,993          32,297
 Deferred income taxes--Notes A and F                                              11,086           4,495
 Minority interests                                                                                16,132

 STOCKHOLDERS' EQUITY--Notes A, B, D, E, J and L and Schedule II Preferred
   stock, par value $1.00; Authorized--500,000 shares; issued--none Common stock, par value $.10; Authorized--30,000,000 shares; issued--
   15,215,665 shares (2001) and 15,208,015 shares (2000)                            1,522           1,521
   Paid-in capital                                                                 41,002          40,862
   Retained earnings                                                              227,766         221,922
   Accumulated other comprehensive loss                                              (478)           (950)
                                                                                ---------       ---------
 TOTAL STOCKHOLDERS' EQUITY                                                       269,812         263,355
                                                                                ---------       ---------

 COMMITMENTS--Note O

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 637,236       $ 744,828
                                                                                =========       =========

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME--Continued

                                                                               YEAR ENDED
                                                           --------------------------------------------------
                                                               November           November            October
                                                                4, 2001            3, 2000           29, 1999
                                                           ------------       ------------       ------------
                                                              (Dollars in thousands, except per share data)
NET SALES                                                  $  1,932,261       $  2,120,265       $  2,068,684

COSTS AND EXPENSES:
  Cost of sales                                               1,809,564          1,962,738          1,935,150
  Selling and administrative                                     83,136             73,314             56,342
  Research, development and engineering                           2,507              2,368              2,658
  Depreciation and amortization                                  24,582             20,961             19,717
                                                           ------------       ------------       ------------
                                                              1,919,789          2,059,381          2,013,867
                                                           ------------       ------------       ------------

OPERATING PROFIT                                                 12,472             60,884             54,817

OTHER INCOME (EXPENSE):
  Interest income                                                   877                912              1,319
  Other (loss) income-net--Note G                                   (18)              (604)               447
  Gain on securities-net--Note B                                  5,552
  Gain on sale of partnership interest--Note I                    4,173
  Gain on sale of joint venture interest--Note G                                                        2,049
  Foreign exchange (loss) gain-net                                 (158)               638               (428)
  Interest expense                                              (11,880)            (9,891)            (7,774)
                                                           ------------       ------------       ------------

Income from continuing operations before income taxes            11,018             51,939             50,430
Income tax provision--Notes A and F                              (4,360)           (20,537)           (18,938)
                                                           ------------       ------------       ------------

Income from continuing operations                                 6,658             31,402             31,492
Discontinued operations, net of taxes--Note I                      (814)              (697)            (2,533)
                                                           ------------       ------------       ------------

NET INCOME                                                 $      5,844       $     30,705       $     28,959
                                                           ============       ============       ============

                                                                            Per Share Data
                                                           --------------------------------------------------
Basic earnings per share:
Income from continuing operations                          $       0.44       $       2.08       $       2.10
Discontinued operations                                           (0.06)             (0.05)             (0.17)
                                                           ------------       ------------       ------------
Net income                                                 $       0.38       $       2.03       $       1.93
                                                           ============       ============       ============

Weighted average number of shares--Note H                    15,212,076         15,139,483         15,023,046
                                                           ============       ============       ============

Diluted earnings per share:
Income from continuing operations                          $       0.44       $       2.05       $       2.08
Discontinued operations                                           (0.06)             (0.05)             (0.17)
                                                           ------------       ------------       ------------
Net income                                                 $       0.38       $       2.00       $       1.91
                                                           ============       ============       ============

Weighted average number of shares--Note H                    15,244,350         15,315,957         15,152,612
                                                           ============       ============       ============

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             Accumulated Other
                                                                                           Comprehensive Income
                                                                                        -----------------------------
                                                 Common Stock                             Foreign     Unrealized Gain
                                               $.10 Par Value                             Currency       (Loss) On
                                              -----------------   Paid-In    Retained   Translation      Marketable    Comprehensive
                                              Shares     Amount   Capital    Earnings    Adjustment      Securities       Income
                                              ------     ------   -------    --------   -----------   ---------------  -------------
                                                                           (Dollars in thousands)
Balance at October 30, 1998               15,006,164     $1,501   $37,127    $162,258         ($114)             $450

Contribution to ESOP                          18,172          2       408
Stock options exercised, including
  related tax benefit of $15                   8,110                  161
Unrealized foreign currency
  translation adjustment-net of taxes
  of $22                                                                                         52                            $52
Unrealized loss on marketable
  securities - net of taxes of $518                                                                              (808)        (808)
Net income for the year                                                        28,959                                       28,959
                                          ----------     ------   -------    --------         -----              ----      -------
Balance at October 29, 1999               15,032,446      1,503    37,696     191,217           (62)             (358)     $28,203
                                                                                                                           =======

Contribution to ESOP                          24,939          2       556
Stock options exercised, including
  related tax benefit of $1,035              150,630         16     2,610
Unrealized foreign currency
  translation adjustment-net of taxes
  of $209                                                                                      (488)                         ($488)
Unrealized loss on marketable
  securities - net of taxes of $35                                                                                (42)         (42)
Net income for the year                                                        30,705                                       30,705
                                          ----------     ------   -------    --------         -----              ----      -------
Balance at November 3, 2000               15,208,015      1,521    40,862     221,922          (550)             (400)     $30,175
                                                                                                                           =======

Stock options exercised, including
  related tax benefit of $3                    7,650          1       140
Unrealized foreign currency
  translation adjustment-net of taxes
  of $36                                                                                         82                            $82
Unrealized loss on marketable
  securities - net of taxes of $24                                                                                (38)         (38)
Reclassification adjustment for loss
  included in net income - net of
  taxes $282                                                                                                      428          428
Net income for the year                                                         5,844                                        5,844
                                          ----------     ------   -------    --------         -----              ----       ------
Balance at November 4, 2001               15,215,665     $1,522   $41,002    $227,766         ($468)             ($10)      $6,316
                                          ==========     ======   =======    ========         ======             ====       ======

There were no shares of preferred stock issued or outstanding in any of the reported periods.

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED
                                                                           --------------------------------------
                                                                           November       November        October
                                                                            4, 2001        3, 2000       29, 1999
                                                                           --------       --------       --------
                                                                                       (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING
  ACTIVITIES
Net Income                                                                 $  5,844       $ 30,705       $ 28,959
Adjustments to reconcile net income to cash provided by (applied to)
   operating activities
     Discontinued operations                                                    814            697          2,533
     Depreciation and amortization                                           24,582         20,962         19,716
     Equity in net loss of joint ventures                                        49            302             33
     Gain on sale of joint venture                                                                         (2,049)
     Gain on sale of partnership interest                                    (4,173)
     Gain on securities-net                                                  (5,552)
     Accounts receivable provisions                                           8,462          7,580          5,026
     Loss on foreign currency translation                                        64              8             74
     Loss (gain) on dispositions of property, plant and equipment               118           (168)            51
     Deferred income tax expense                                              2,620          3,636            674
     Other                                                                      100            246            248
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                            61,878        (93,086)       (78,382)
       Decrease (increase) in inventories                                    28,399        (13,814)       (22,312)
       Decrease (increase in prepaid expenses and other current
         assets                                                               3,229         (8,979)        (1,438)
       Decrease (increase) in other assets                                    2,153           (822)           773
       (Decrease) increase in accounts payable                              (29,603)        22,092         29,801
       Increase in accrued expenses                                             449          6,214         15,326
       (Decrease) increase in customer advances and other liabilities        (3,520)         4,276              8
       (Decrease) increase in income taxes payable                           (6,655)        (2,002)         3,087
                                                                           --------       --------       --------

NET CASH PROVIDED BY (APPLIED TO) OPERATING
  ACTIVITIES                                                                 89,258        (22,153)         2,128
                                                                           --------       --------       --------

CASH (APPLIED TO) PROVIDED BY INVESTING
  ACTIVITIES
Sales of investments                                                          7,326         12,062          4,445
Purchases of investments                                                     (2,001)       (13,177)        (5,793)
Investment in joint ventures                                                                (2,793)        (1,330)
Acquisitions                                                                    (76)        (1,779)       (38,122)
Net proceeds from sale of partnership interest                                4,017
Proceeds from disposals of property, plant and equipment                      1,174          1,684            108
Purchases of property, plant and equipment                                  (27,112)       (37,024)       (24,887)
Other                                                                            (5)          (160)          (218)
                                                                           --------       --------       --------

NET CASH APPLIED TO INVESTING ACTIVITIES                                    (16,677)       (41,187)       (65,797)
                                                                           --------       --------       --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued

                                                                                        YEAR ENDED
                                                                          --------------------------------------
                                                                          November       November        October
                                                                           4, 2001        3, 2000       29, 1999
                                                                          --------       --------       --------
                                                                                       (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES
Proceeds from long-term debt                                                15,100
Payment of long-term debt                                                  (13,674)       (12,653)        (1,399)
Exercises of stock options                                                     141          2,626            161
(Decrease) increase in notes payable-bank                                  (77,568)        76,436         64,313
                                                                          --------       --------       --------

NET CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES                     (76,001)        66,409         63,075
                                                                          --------       --------       --------

Effect of exchange rate changes on cash                                       (304)           148           (179)
                                                                          --------       --------       --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING
    OPERATIONS                                                              (3,724)         3,217           (773)

Net decrease (increase) in cash and cash equivalents from
    discontinued operations                                                (11,901)        (1,520)         1,550
                                                                          --------       --------       --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (15,625)         1,697            777

Cash and cash equivalents, beginning of year                                34,099         32,402         31,625
                                                                          --------       --------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    $ 18,474       $ 34,099       $ 32,402
                                                                          ========       ========       ========

SUPPLEMENTAL INFORMATION

Cash paid during the year:

Interest expense, including $668 capitalized in 2000 and $256
    capitalized in 1999                                                   $ 12,624       $ 10,517       $  8,364
Income taxes, net of refunds                                              $  8,012       $ 17,452       $ 14,145

Obligation incurred in connection with the purchase and support of
    an Enterprise Resource Planning system                                                                $4,334

See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: The Company operates in two major businesses, consisting of four operating segments: Staffing Services; Telephone Directory; Telecommunications Services and Computer Systems.

Fiscal Year: In 2001, the Company's fiscal year ended on Sunday, November 4, 2001 and thereafter ends on the Sunday nearest October 31. The 2001 and 1999 fiscal years were comprised of 52 weeks. The 2000 fiscal year was comprised of 53 weeks (one additional week in the fourth quarter).

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated upon consolidation. The minority interest on the November 3, 2000 balance sheet primarily represents the 41% interest in Autologic Information International, Inc. ("Autologic") not owned by the Company (see Note
I).

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

Revenue Recognition: Sales are recorded when products are shipped and when services are rendered. Revenues and costs applicable to long-term contracts, including those providing for software customization or modification, are recognized on the percentage-of-completion method, measured by work performed, or the completed-contract method, as appropriate. Provisions for estimated losses on contracts are recorded when losses become evident. Under certain contracts with customers, the Company manages the customers' alternative staffing requirements, including transactions between the customer and other staffing vendors ("associate vendors"). When payments to associate vendors are subject to receipt of the customers' payment to the Company, the arrangements are considered non-recourse against the Company and revenue, other than management fees paid to the Company, is excluded from sales.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Long-Lived Assets: The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No such impairment indicators have been identified by the Company. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was adopted by the Company in fiscal 2001. This standard supersedes SFAS No. 121 and the provisions of Accounting Principals Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. SFAS No. 144 did not have a material effect on the results of operations or financial position.

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

Buildings                                        - 25 to 31-1/2 years
Machinery and equipment                          - 3 to 15 years
Leasehold improvements                           - length of lease or life of
                                                   asset, whichever is shorter
Enterprise Resource Planning system              - 5 to 7 years

Property, plant and equipment consisted of:

                                                  November 4,  November 3,
                                                         2001         2000
                                                  -----------  -----------
                                                   (Dollars in thousands)

Land and buildings                                  $ 35,466    $ 35,378
Machinery and equipment                               93,527      91,218
Leasehold improvements                                 7,573       8,171
Enterprise Resource Planning system                   31,098      25,548
                                                    --------    --------
                                                     167,664     160,315
Less allowances for depreciation and amortization     70,517      63,990
                                                    --------    --------
                                                    $ 97,147    $ 96,325
                                                    ========    ========

A term loan is secured by a deed of trust on land and buildings with a carrying amount at November 4, 2001 of $12.3 million (see Note E).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Intangible Assets: Intangible assets principally consist of the unamortized balances of the excess of cost over the fair value of the net assets of companies or businesses acquired. At November 4, 2001, intangible assets consisted of goodwill of $39.9 million and other intangible assets of $0.4 million. In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives. The Company has elected to apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in net income of approximately $2.3 million ($0.15 per share) in fiscal 2002. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of November 5, 2001. While the Company's revaluation under the new accounting rules has not yet been completed, it is likely that there could be a material write-down due to indications of impairment, reflecting declines in market value of the acquisitions since they were purchased. The charge for the write-down, to the extent required, will be reported as a Cumulative Effect of a Change in Accounting in the first fiscal quarter of 2002.

Income Taxes: Income taxes are provided using the liability method (see Note F).

Foreign Exchange Contracts: Gains and losses on foreign currency option and forward contracts designated as hedges of existing assets and liabilities and of identifiable firm commitments are deferred and included in the measurement of the related foreign currency transaction.

Translation of Foreign Currencies: The U.S. dollar is the Company's functional currency throughout the world, except certain European subsidiaries. Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are included in operations. The translation adjustments recorded as a separate component of stockholders' equity result from changes in exchange rates affecting the reported assets and liabilities of the European subsidiaries whose functional currency is not the U.S. dollar.

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

Comprehensive Income: Comprehensive income is the net income of the Company combined with other changes in stockholders' equity not involving ownership interest changes. For the Company, such other changes include foreign currency translation and mark-to-market adjustments related to held-for-sale securities.

Derivatives and Hedging Activities: As of the beginning of fiscal 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which was issued in June 1998, and its amendments SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and Statement No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, issued in June 1999 and June 2000, respectively (collectively referred to as "SFAS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

133"). The Company enters into derivative financial instrument contracts only for hedging purposes. As a result of the Company's adoption of SFAS 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign currency options and exchange contracts in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders' equity as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of the derivatives accounted for as fair value hedges are recorded in the results of operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations.

Since the Company's foreign currency options are purchased during, and generally settled on the last weekday of, each fiscal quarter and interest rate swaps are recorded at fair value, the adoption of SFAS 133 has had no material effect on the Company's consolidated financial position or results of operations.

NOTE B--INVESTMENT IN SECURITIES

At November 4, 2001, short-term investments consisted of $3.8 million ($3.6 million at November 3, 2000) invested in mutual funds for the Company's deferred compensation plan (see Note M). Non-current investments at that date consisted of a portfolio of equity securities with a new cost basis of $40,000 ($750,000 at November 3, 2000) and a market value of approximately $24,000 ($86,000 at November 3, 2000). The gross unrealized loss of $16,000 at November 4, 2001 ($0.7 million at November 3, 2000) is included as a component of accumulated other comprehensive (loss) income.

During fiscal 2001, the Company sold an investment in equity securities, previously written off in 1997, resulting in a pre-tax gain of $6.3 million and wrote down the non-current investment in marketable securities resulting in a charge to earnings and an adjustment to other comprehensive income of $0.7 million ($0.4 million, net of taxes) as the decline in market value was considered other than temporary.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE C--INVENTORIES

                                     November 4,     November 3,
Inventories consisted of:                   2001            2000
                                     -----------     -----------
                                         (Dollars in thousands)
Services:
  Accumulated unbilled costs on
    service contracts                  $ 36,186        $ 64,585
                                       --------        --------
Products: (a)
  Materials                                               7,583
  Work-in-process                                         1,548
  Service parts                                             928
  Finished goods                                          1,085
                                       --------        --------
                                             --          11,144
                                       --------        --------
  Total                                $ 36,186        $ 75,729
                                       ========        ========

(a) Represents the inventory of Autologic which has been classified as assets held for sale in the November 4, 2001 balance sheet (see Note I).

The cumulative amounts billed, principally under service contracts at November 4, 2001 and long-term contracts at November 3, 2000, of $4.6 million and $9.3 million, respectively, are credited against the related costs in inventory.

NOTE D--SHORT-TERM BORROWINGS

At November 4, 2001, the Company had credit lines with domestic and foreign banks which provide for unsecured borrowings and letters of credit up to an aggregate of $139.9 million, including $127.5 million under a one year, syndicated, unsecured revolving credit agreement. On September 11, 2001, the Company entered into a new revolving credit agreement, which replaced its two revolving credit agreements and provided for $127.5 million of unsecured borrowing through September 9, 2002. On November 30, 2001, in accordance with the terms of the agreement, the $127.5 million credit line was reduced to $115.5 million as a result of the sale of Autologic. Borrowings under the revolving credit facility bear interest at various interest rates, with the Company generally having the option to select the most favorable rate at the time of borrowing. Since short-term interest rates have decreased, the Company's effective interest rates have been reduced. The revolving credit facility requires, among other things, the maintenance of various financial ratios and covenants, including a fixed charge ratio and a requirement that the Company maintain a consolidated net worth, as defined, of at least $230.0 million, plus 50% of consolidated net income for the fiscal year being measured, resulting in a requirement at November 4, 2001 to maintain consolidated net worth of $232.9 million. The credit agreement also contains limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, grant liens and sell assets. At November 4, 2001, the Company had total outstanding bank borrowings of $65.8 million ($144.1 million at November 3, 2000), of which $60.3 million was borrowed under the new revolving credit line. The weighted average interest rate of short-term borrowings at each year-end was 7% in fiscal 2001 and 8% in fiscal 2000.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE E--LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt consists of the following:

                                      November 4,     November 3,
                                             2001            2000
                                      -----------     -----------
                                        (Dollars in thousands)

7.92% Senior Notes (a)                  $ 30,000        $ 40,000
7.86% term loan (b)                       15,125           2,400
Notes payable (c) & (d)                    2,297           3,596
                                        --------        --------
                                          47,422          45,996
Less amounts due within one year          31,429          13,699
                                        --------        --------
Total long-term debt                    $ 15,993        $ 32,297
                                        ========        ========

(a) On August 28, 1996, the Company issued $50.0 million of Senior Notes in a private placement to institutional investors. The notes bear interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provide for amortization of principal in five equal annual installments which began in August 2000. In March 2000, the Company entered into a series of interest rate swap agreements, which effectively converted these notes, through their maturity, from fixed to floating rate debt. However in December 2000, the Company terminated the swap agreements. The fair value of the agreements at termination of $0.5 million was paid to the Company and is reducing interest expense over the remaining term the notes are outstanding. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants. One covenant requires the Company to maintain a level of consolidated net worth which, under the formula in the agreements, was $157.1 million at November 4, 2001. However, the terms of the Company's revolving credit agreement required the Company to maintain net worth of $232.9 million at November 4, 2001 (see Note D).

      In January 2002, the Company received a commitment from a major bank to enter into a three-year accounts receivable securitization program which, assuming completion, will provide for the financing of up to $100 million of certain accounts receivable.

      Due to the seasonality of its business, compounded by current general economic conditions, the Company currently expects to report an operating loss in the first quarter of fiscal 2002. In order for the Company to be in a position to implement the proposed receivable securitization program, in lieu of seeking amendments to the covenants contained in the agreements under which the 7.92% Senior Notes are issued to permit the securitization and other amendments that may have become required, depending upon the size of the first quarter loss, the Company determined to prepay the remaining $30.0 million of its Senior Notes that otherwise would have been due in equal annual installments over the next two and one-half years. The Company has notified the noteholders that it will prepay all of the Senior Notes on March 5, 2002. In connection with the prepayment of the Senior Notes, the Company and the bank lenders under the Company's revolving credit agreement, described in Note D, amended, effective February 1, 2002, various covenants in that agreement. The Company also agreed to secure its obligations under the revolving credit agreement with certain other accounts receivable (the level of which at November 4, 2001 was approximately $70.0 million) unrelated to those to be used in the proposed securitization no later than the date the Senior Notes are repaid. The Company believes it will remain in compliance with the amended covenants included in the revolving credit agreement throughout its remaining term.

      The Company will pay a "make whole" premium on the prepayment of the Senior Notes that is expected to approximate $2.0 million. As a result, the Company will incur an extraordinary pre-tax charge in the amount of the premium in the second quarter of fiscal 2002 for the extinguishment of that debt. The Company has reflected the outstanding principal amount of the Senior Notes as a current liability at November 4, 2001 in the accompanying balance sheet.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE E--LONG-TERM DEBT AND FINANCING ARRANGEMENTS--Continued

(b) In September 2001, the Company repaid $1.7 million, the remaining balance of a term loan, which was due in October 2001. Concurrently, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. The loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on land and buildings (carrying amount at November 4, 2001, $12.3 million). The obligation is guaranteed by the Company.

(c) A loan of $2.5 million was made to a foreign subsidiary on January 18, 1996 to finance the acquisition of a printing press. The final semi-annual payment of $0.2 million was made on March 15, 2001.

(d) On February 9, 1999, the Company entered into a $5.6 million installment payment agreement to finance the purchase and support of an Enterprise Resource Planning system for internal use, which has been capitalized and is being amortized over a five to seven year period. The agreement provides for interest, calculated at 6%, and principal payments in five equal annual installments of $1.3 million, which began in February 1999, with the final payment due in February 2003.

Principal payments in each of the next five years on long-term debt outstanding at November 4, 2001 (which reflects the anticipated prepayment of the outstanding Senior Notes in the second quarter of fiscal 2002) are:

               Fiscal Year                     Amount
               -----------                     ------
                                      (Dollars in thousands)

                  2002                        $31,429
                  2003                          1,524
                  2004                            371
                  2005                            402
                  2006                            437
                  Thereafter                   13,259
                                              -------
                                              $47,422
                                              =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES

The components of the Company's income from continuing operations before income taxes by location and the related income tax provision are as follows:

                                                                          Year Ended
                                                         ---------------------------------------------
                                                         November 4,      November 3,      October 29,
                                                                2001             2000            1999
                                                         -----------      -----------      -----------
                                                                   (Dollars in thousands)
The components of the income from
 continuing operations before income
 taxes, based on the location of
 operations, consist of the following:
    Domestic                                               $ 10,421         $ 50,966         $45,304
    Foreign                                                     597              973           5,126
                                                           --------         --------         -------
                                                           $ 11,018         $ 51,939         $50,430
                                                           ========         ========         =======
The components of the income tax
  provision include:
Current:
    Federal (a)                                            $  1,110         $ 12,952         $13,064
    Foreign                                                     117              877           2,049
    State and local                                             513            3,072           3,151
                                                           --------         --------         -------
     Total current                                            1,740           16,901          18,264
                                                           --------         --------         -------
Deferred:
    Federal                                                   2,366            2,950             317
    Foreign                                                    (145)            (107)            103
    State and local                                             399              793             254
                                                           --------         --------         -------
     Total deferred                                           2,620            3,636             674
                                                           --------         --------         -------
 Total income tax provision                                $  4,360         $ 20,537         $18,938
                                                           ========         ========         =======

Reduced in 2001, 2000 and 1999 by benefits of $1.0 million, $0.7 million and $1.2 million, respectively, from general business credits.

The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                                                          Year Ended
                                                         ---------------------------------------------
                                                         November 4,      November 3,      October 29,
                                                                2001             2000            1999
                                                         -----------      -----------      -----------
                                                                   (Dollars in thousands)

Statutory rate                                                 35.0%            35.0%           35.0%
State and local taxes, net of federal
  tax benefit                                                   5.1              4.8             4.5
Tax effect of foreign operations                                2.1             (0.6)           (1.9)
Goodwill amortization                                           2.6              1.6             1.9
General business credits                                       (5.7)            (0.9)           (1.5)
Other-net                                                       0.5             (0.4)           (0.4)
                                                           --------         --------         -------

Effective tax rate                                             39.6%            39.5%           37.6%
                                                           ========         ========         =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and also include operating loss and tax credit carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        November 4,      November 3,
                                                               2001             2000
                                                        -----------      -----------
                                                           (Dollars in thousands)
Deferred Tax Assets:
  Allowance for doubtful accounts                        $  3,540         $  3,491
  Inventory valuation                                         544            3,648
  Domestic net operating loss carryforwards                                  2,847
  Foreign tax credit carryforwards                            602              724
  Compensation accruals and deferrals                       3,933            4,518
  Warranty accruals                                            99              426
  Foreign asset bases                                         283            1,347
  Accelerated book depreciation                                              1,001
  Other-net                                                   980            1,181
                                                         --------         --------
Total deferred tax assets                                   9,981           19,183
Less valuation allowance for deferred tax assets              602              548
                                                         --------         --------
Deferred tax assets, net of valuation allowance             9,379           18,635
                                                         --------         --------
Deferred Tax Liabilities:
  Software development costs                                8,887            9,736
  Earnings not currently taxable                                3                4
  Accounts receivable valuation                                                827
  Accelerated book depreciation                             2,990
                                                         --------         --------
  Total deferred tax liabilities                           11,880           10,567
                                                         --------         --------

Net deferred tax (liabilities) assets                    ($ 2,501)        $  8,068
                                                         ========         ========
  Balance sheet classification:
  Current assets                                         $  8,585         $ 12,563
  Non-current liabilities                                  11,086            4,495
                                                         --------         --------
Net deferred tax (liabilities) assets                    ($ 2,501)        $  8,068
                                                         ========         ========

The net deferred tax assets of Autologic have been classified as assets held for sale in the November 4, 2001 balance sheet (see Note I).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--INCOME TAXES--Continued

As of November 4, 2001, for tax purposes, the Company had foreign tax credit carryforwards of $0.6 million, which expire through 2007. For financial statement purposes, a valuation allowance of $0.6 million has been recognized to reduce the deferred tax asset related to these carryforwards.

The valuation allowance increase during 2001 of $54,000 was due to the additional value allowance related to foreign tax credit carryforwards partially offset by the reclassification of Autologic (see Note I).

Substantially all of the undistributed earnings of foreign subsidiaries of $7.8 million, including $2.1 million from Autologic, at November 4, 2001 are considered permanently invested and, accordingly, no federal income taxes thereon have been provided. Should these earnings be distributed, foreign tax credits would reduce the additional federal income tax which would be payable. Availability of credits is subject to limitations; accordingly, it is not practicable to estimate the amount of the ultimate deferred tax liability, if any, on accumulated earnings.

NOTE G--JOINT VENTURES

The Company owns a 50% interest in westVista Advertising Services, a joint venture with a subsidiary of TELUS Corporation. The venture was formed in fiscal 1998 for the acquisition or establishment and subsequent operation of one or more businesses engaged in the publication of telephone directories in the western United States. During fiscal 1999, the venture made its first acquisition, purchasing eleven community Yellow Pages directories. In fiscal 2000, the venture acquired seven additional community Yellow Pages directories. Additional acquisitions by the joint venture have been suspended. In fiscal 2001, sales of the venture were $6.0 million and the Company's share of the loss sustained was $49,000.

In the first quarter of fiscal 1997, the Company sold its 50% interest in Telelistas Editora Ltda. ("Telelistas"), a Brazilian joint venture, that is the official publisher of telephone directories in Rio de Janeiro for the government-owned telephone company, and received $2.5 million in excess of its carrying value at the date of sale. In connection with the sale, the Company continued to grant credit to Telelistas and guarantee the venture's obligations with respect to certain import financing, principally for the printing of telephone directories by the Company's Uruguayan division. Therefore, the Company had deferred the gain on the sale. In fiscal 1998, Telelistas repaid certain of these obligations and the Company's guarantees were released. Accordingly, $500,000 of the gain on the sale was recognized in fiscal 1998. During fiscal 1999, the venture repaid substantially all of its remaining obligations. Accordingly, the $2.0 million balance of the deferred gain was recognized in fiscal 1999.

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

                                                                          Year Ended
                                                         ---------------------------------------------
                                                         November 4,      November 3,      October 29,
                                                                2001             2000            1999
                                                         -----------      -----------      -----------
                                                                   (Dollars in thousands)
Denominator for basic earnings per share -
Weighted average number of shares                        15,212,076       15,139,483       15,023,046

Effect of dilutive securities:
   Employee stock options                                    32,274          176,474          129,566
                                                         ----------       ----------       ----------
Denominator for diluted earnings per share -
Adjusted weighted average number of shares               15,244,350       15,315,957       15,152,612
                                                         ==========       ==========       ==========

Options to purchase 573,241, 50,750, and 115,460 shares of the Company's common stock were outstanding at November 4, 2001, November 3, 2000 and October 29, 1999, respectively, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company's common shares.

NOTE I--SALE AND ACQUISITION OF SUBSIDIARIES AND BUSINESSES

In April 2001, the Company sold its interest in a real estate partnership, resulting in a pre-tax gain of $4.2 million.

On September 25, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), entered into an agreement for Agfa Corporation, a subsidiary of Agfa-Gevaert N.V., to acquire all of Autologic's outstanding shares through a tender offer and subsequent merger. The tender offer was completed on November 30, 2001, at which time the Company received $24.2 million for its shares. The proceeds received by the Company and the Company's gain on the transaction, presently estimated to be approximately $2.0 million, will be reflected in the Company's first quarter of fiscal 2002. Accordingly, the results of operations of Autologic, the Company's Electronic Publication and Typesetting segment, have been classified as discontinued in the statements of income and cashflows for all the prior periods and its assets and liabilities included as separate line items on the Company's fiscal 2001 balance sheet.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE I--SALE AND ACQUISITION OF SUBSIDIARIES AND BUSINESSES--Continued

Included in discontinued operations for the three fiscal years ended November 4, 2001 are:

                                                         November 4,      November 3,      October 29,
                                                                2001             2000            1999
                                                         -----------      -----------      -----------
                                                                   (Dollars in thousands)
Revenue                                                    $ 68,518         $ 80,915         $72,461
                                                           ========         ========         =======

Loss before taxes and minority interest                     ($1,412)         ($1,062)        ($5,775)
Income taxes (benefit)                                          110             (550)          1,048
Minority interest                                               488              915           2,194
                                                           --------         --------         -------
Discontinued operations                                       ($814)           ($697)        ($2,533)
                                                           ========         ========         =======

Autologic's assets and liabilities reclassified in the November 4, 2001 balance sheet include:

                                                   November 4,
                                                          2001
                                                   -----------
                                               (Dollars in thousands)

   Cash                                               $14,879
   Accounts receivable                                 10,807
   Inventory                                            7,782
   Deferred taxes and other current assets              5,717
   Property, plant and equipment, net                   4,401
   Deferred taxes and other non-current assets          4,049
                                                      -------
   Assets held for sale                               $47,635
                                                      =======

   Accounts payable                                   $ 2,358
   Accrued expenses                                     4,333
   Customer advances and other liabilities              4,037
   Minority interest                                   15,585
                                                      -------
   Liabilities related to assets held for sale        $26,313
                                                      =======

The November 3, 2000 balance sheet includes current assets of $43.0 million, non-current assets of $8.1 million, current liabilities of $13.7 million and minority interest of $16.1 million, related to Autologic.

In December 1999, the Company completed its purchase of the Wired Services and Professional Staffing divisions of two Lucent Technologies subsidiaries. The Wired Services division installs cable, wire and small telecommunications systems for businesses, and the Professional Staffing division provides technical, management and administrative personnel for temporary assignments. The Company paid cash for inventory and equipment, with limited additional consideration due based on future sales of the Wired Services division. The amounts paid

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE I--SALE AND ACQUISITION OF SUBSIDIARIES AND BUSINESSES--Continued

and payable are not considered material to the Company. This acquisition, along with Belgium operations acquired by Volt Europe, resulted in an increase in intangible assets of $0.7 million.

NOTE J--STOCK OPTION PLANS

The Non-Qualified Stock Option Plan adopted by the Company in fiscal 1980 terminated on June 30, 1990, except for options previously granted under the plan. All remaining outstanding options under this plan were exercised during fiscal 2000.

In May 1995, the Company adopted a new Non-Qualified Stock Option Plan, which enables the granting of options to acquire up to 1.2 million shares of common stock to key employees and, as amended in January 1998, directors of the Company. Option exercise prices may not be less than 100% of the market price of the shares on the date the options are granted. The term of each option, which may not exceed ten years, and vesting period of each option are at the discretion of the Company. Currently outstanding options become fully vested within one to five years after the date of grant. At November 4, 2001, options to purchase 418,399 (349,847 at November 3, 2000) shares were vested and 361,402 (361,443 at November 3, 2000) shares were available for future grants under the plan.

Transactions involving outstanding stock options under these plans were:

                                                                  1980 Plan                        1995 Plan
                                                       -------------------------------   -------------------------------
                                                        Number of     Weighted Average   Number of     Weighted Average
                                                          Shares       Exercise Price      Shares        Exercise Price
                                                        ----------    ----------------   ---------     -----------------
Outstanding-October 30, 1998                               81,000         $   4.00         537,743         $  20.96
Granted                                                                                    119,950            20.32
Exercised                                                                                   (8,110)           18.08
Forfeited                                                                                  (24,575)           23.59
                                                          -------                          -------
Outstanding-October 29, 1999                               81,000             4.00         625,008            20.77
Granted                                                                                     59,650            23.51
Exercised                                                 (81,000)            4.00         (69,630)           18.19
Forfeited                                                                                  (33,678)           25.53
                                                          -------                          -------
                                                               --
                                                          =======
Outstanding-November 3, 2000                                                               581,350            21.08
Granted                                                                                     31,650            18.49
Exercised                                                                                   (7,650)           18.08
Forfeited                                                                                  (31,609)           19.33
                                                                                           -------

Outstanding-November 4, 2001                                                               573,741         $  21.08
                                                                                           =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--STOCK OPTION PLANS--Continued

Price ranges of outstanding and exercisable options as of November 4, 2001 are summarized below:

                                         Outstanding Options                            Exercisable Option
                             -----------------------------------------------      ------------------------------
                                              Average
Range of                     Number of       Remaining      Weighted Average      Number of    Weighted Average
Exercise Prices               Shares        Life (Years)     Exercise Price         Shares       Exercise Price
---------------               ------        ------------     --------------         ------       --------------
$12.42 - $17.50                38,750             8               $16.69            12,600          $16.72
$18.08 - $18.08               280,563             4               $18.08           280,563          $18.08
$18.32 - $23.06               144,728             8               $21.09            42,316          $21.39
$23.59 - $59.81               109,700             6               $30.27            82,920          $29.80

The Company has elected to follow APB Opinion 25, "Accounting for Stock Issued to Employees," to account for its stock options under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined at the grant dates for awards under the alternative method provided for in SFAS No. 123, "Accounting and Disclosure for Stock Based Compensation," pro forma net income and earnings per share would have been:

                                                2001             2000              1999
                                              ------           ------            ------
Pro forma net income (in thousands)           $5,343           $30,089           $28,141
Pro forma net income per share-basic          $ 0.35           $  1.99           $  1.87
Pro forma net income per share-diluted        $ 0.35           $  1.96           $  1.87

The fair value of each option grant is estimated using the Multiple Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in fiscal 2001, 2000 and 1999, respectively: risk-free interest rates of 5.0%, 5.9% and 6.0%, respectively; expected volatility of .65, .61 and .70, respectively; an expected life of the options of five years; and no dividends. The weighted average fair value of stock options granted during fiscal 2001, 2000 and 1999 were $13.00, $16.29 and $13.53, respectively.

NOTE K--SEGMENT DISCLOSURES

Financial data concerning the Company's sales, segment profit (loss) and identifiable assets by reportable operating segment for fiscal years 2001, 2000 and 1999 are presented in tables under Item 1 of this Report on Form 10-K and are incorporated herein by reference.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K-SEGMENT DISCLOSURES--Continued

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

The Company operates in two major businesses which are primarily focused on the markets they serve: staffing services and telecommunications and information solutions. The Company's internal reporting structure is based on the services and products provided to customers which results in the following four reportable operating segments:

Staffing Services - This segment provides a broad range of employee staffing services to a wide range of customers throughout the United States, Canada and Europe. These services fall within three major functional areas: Staffing Solutions, Information Technology ("IT") Solutions and E-Procurement Solutions. Staffing Solutions provides a full spectrum of managed staffing, temporary/alternative personnel, employment and direct hire placement and professional employer organization services. Information Technology Solutions provides a wide range of information technology services including consulting, turnkey project management and software and web development. E-Procurement Solutions provides global vendor neutral procurement and management solutions for supplemental staffing using web-based software systems.

Telephone Directory - This segment publishes independent telephone directories in the United States and publishes telephone directories in Uruguay under a contract with the government owned-telephone company; provides telephone directory production, commercial printing, database management, sales and marketing services, licenses directory production and contract management software systems to directory publishers and others; and provides services, principally computer-based projects, to public utilities and financial institutions.

Telecommunications Services - This segment provides telecommunications services, including design, engineering, outside plant construction, system installation, maintenance, removals and distribution of telecommunications products to the outside plant and central office of telecommunications and cable companies, and within their customers' premises, as well as for large businesses and governmental entities requiring telecommunications services.

Computer Systems - This segment provides directory assistance outsourcing services, both traditional and enhanced, to wireline and wireless telecommunications companies; provides directory assistance content; designs, develops, integrates, markets, sells and maintains computer-based directory assistance systems and other database management and telecommunications systems for the telecommunications industry; and provides IT services to the Company's other businesses and third parties.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--SEGMENT DISCLOSURES--Continued

Sales to external customers and assets of the Company by geographic area are as follows:

                                                                          Year Ended
                                                         ---------------------------------------------
                                                         November 4,      November 3,      October 29,
                                                                2001             2000            1999
                                                         -----------      -----------      -----------
                                                                   (Dollars in thousands)
Sales:
   Domestic                                              $1,798,817        $2,014,841        $1,934,769
   International                                            133,444           105,424           133,915
                                                         ----------        ----------        ----------
                                                         $1,932,261        $2,120,265        $2,068,684
                                                         ==========        ==========        ==========

Assets:
   Domestic                                              $  556,535        $  640,202        $  532,820
   International                                             80,701           104,626            85,509
                                                         ----------        ----------        ----------
                                                         $  637,236        $  744,828        $  618,329
                                                         ==========        ==========        ==========

Sales for all periods excludes sales by Autologic which was reclassified as a discontinued operation. The assets of Autologic have been classified as assets held for sale in the November 4, 2001 balance sheet (see Note I).

Capital expenditures and depreciation and amortization by the Company's operating segments are as follows:

                                                                          Year Ended
                                                         ---------------------------------------------
                                                         November 4,      November 3,      October 29,
                                                                2001             2000            1999
                                                         -----------      -----------      -----------
                                                                   (Dollars in thousands)
Capital Expenditures:
   Staffing Services                                       $ 12,062         $  7,167         $ 4,596
   Telephone Directory                                        2,891            1,864           2,681
   Telecommunications Services                                3,491            6,511           6,434
   Computer Systems                                           3,520            3,300           1,999
                                                           --------         --------         -------
      Total segments                                         21,964           18,842          15,710
   Corporate                                                  5,148           18,468          10,870
                                                           --------         --------         -------
                                                           $ 27,112         $ 37,310         $26,580
                                                           ========         ========         =======

Depreciation and Amortization (a):
   Staffing Services                                       $  8,275         $  7,942         $ 6,555
   Telephone Directory                                        3,665            3,560           4,571
   Telecommunications Services                                4,716            4,319           3,772
   Computer Systems                                           2,979            3,164           4,011
                                                           --------         --------         -------
      Total segments                                         19,635           18,985          18,909
   Corporate                                                  4,947            1,976             808
                                                           --------         --------         -------
                                                           $ 24,582         $ 20,961         $19,717
                                                           ========         ========         =======

(a) Includes depreciation and amortization of property, plant and equipment for fiscal years 2001, 2000 and 1999 of $20.5 million, $16.7 million and $15.7 million, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the fiscal years ended November 4, 2001 and November 3, 2000. The results of fiscal 2001 and fiscal 2000 have been reclassified to reflect Autologic as a discontinued operation due to its sale after year-end (see Note I). Each quarter contained thirteen weeks, except for the fourth quarter of fiscal 2000, which contained fourteen weeks.

                                                                        Fiscal 2001 Quarter
                                                        -----------------------------------------------------
                                                        First(a)      Second(b)       Third(c)      Fourth(c)
                                                        --------      ---------       --------      ---------
                                                           (Dollars in thousands, except per share data)
Net sales                                               $509,178       $518,383       $459,003       $445,697
                                                        ========       ========       ========       ========

Gross profit                                             $22,079        $34,125        $26,357        $40,136
                                                        ========       ========       ========       ========

Income form continuing operations                        ($1,799)        $3,341          ($959)        $6,075
Discontinued operations                                      (85)          (413)          (283)           (33)
                                                        --------       --------       --------       --------
Net (loss) income                                        ($1,884)        $2,928        ($1,242)        $6,042
                                                        ========       ========       ========       ========
Basic earnings per share:
(Loss) Income from continuing operations per share        ($0.12)         $0.22         ($0.06)         $0.40
Discontinued operations per share                                         (0.03)         (0.02)
                                                        --------       --------       --------       --------
Net (loss) income per share                               ($0.12)         $0.19         ($0.08)         $0.40
                                                        ========       ========       ========       ========
Diluted earnings per share:
(Loss) Income from continuing operations per share        ($0.12)         $0.22         ($0.06)         $0.40
Discontinued operations per share                                         (0.03)         (0.02)
                                                        --------       --------       --------       --------
Net (loss) income per share                               ($0.12)         $0.19         ($0.08)         $0.40
                                                        ========       ========       ========       ========

                                                                        Fiscal 2000 Quarter
                                                        -----------------------------------------------------
                                                          First        Second          Third         Fourth
                                                        --------      ---------       --------      ---------
                                                           (Dollars in thousands, except per share data)
Net sales                                               $482,512       $517,914       $515,976       $603,863
                                                        ========       ========       ========       ========

Gross profit                                             $26,717        $39,408        $42,135        $49,267
                                                         =======        =======        =======        =======

Income from continuing operations                         $3,832         $7,853         $9,978         $9,739
Discontinued operations                                     (214)          (131)          (148)          (204)
                                                          ------         ------         ------         ------
Net income                                                $3,618         $7,722         $9,830         $9,535
                                                          ======         ======         ======         ======

Basic earnings per share:
Income from continuing operations per share                $0.25          $0.52          $0.66          $0.64
Discontinued operations per share                          (0.01)         (0.01)         (0.01)         (0.01)
                                                           -----          -----          -----          -----
Net income per share                                       $0.24          $0.51          $0.65          $0.63
                                                           =====          =====          =====          =====

Diluted earnings per share:
Income from continuing operations per share                $0.25          $0.51          $0.65          $0.63
Discontinued operations per share                          (0.01)         (0.01)         (0.01)         (0.01)
                                                           -----          -----          -----          -----
Net income per share                                       $0.24          $0.50          $0.64          $0.62
                                                           =====          =====          =====          =====

(a) Results for the first quarter of 2001 include the write down of an investment in marketable securities resulting in a charge to earnings of $0.7 million ($0.4 million, net of taxes, or $0.03 per share).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)--Continued

(b) Results for the second quarter of 2001 include a gain of $4.2 million ($2.5 million, net of taxes, or $0.16 per share) from the sale of the Company's interest in a real estate partnership.
(c) Results of the third and fourth quarters of 2001 include gains on the sale of securities of $1.8 million ($1.1 million, net of taxes, or $0.07 per share) and $4.5 million ($2.7 million, net of taxes, or $0.18 per share), respectively.

Historically, the Company's results of operations have been lower in the first fiscal quarter as a result of reduced requirements for its technical and temporary personnel during the holiday season and its directory publishing schedule. The Company's Uruguayan division of the Telephone Directory segment produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter, and the revenues and profits of that segment's DataNational division are lower in the Company's first fiscal quarter due to the seasonality of its directory publishing schedule.

NOTE M--EMPLOYEE BENEFITS

The Company has various savings plans that permit eligible employees to make contributions on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. In January 2000, the Company amended the savings plan for in-house employees to provide a Company contribution in the form of a 50% match of the first 3% of salary contributed by eligible participants. For participants with less than five years of service, the Company matching contributions vest at 20% per year over a five-year period. Company contributions to the plan are made semi-annually. Under the plan, the Company's contributions of $1.2 million and $0.9 million in fiscal 2001 and fiscal 2000, respectively, were accrued and charged to compensation expense.

In January 2000, the Company made a final discretionary contribution to its non-contributory Employee Stock Ownership Plan (ESOP), merged the ESOP with its savings plan for in-house employees and fully vested all ESOP accounts within the savings plan regardless of years of service. Contributions of $0.6 million in fiscal 1999 were accrued and charged to compensation expense. Contributions of previously unissued shares were made to the ESOP plan and are included in the calculation of earnings per share.

The Company has a non-qualified deferred compensation and supplemental savings plan which permits eligible employees to defer a portion of their income. This plan consists solely of participant deferrals and earnings thereon, which are reflected as a current liability under accrued wages and commissions.

NOTE N--FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. At November 4, 2001, the Company's cash investments were primarily in investment grade, short-term instruments. Concentrations of credit risk with respect to the Company's receivables are limited due to the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas.

The Company purchases foreign currency option contracts, generally having a maturity of three months, to hedge the adverse impact on its foreign currency receivables and sales when the dollar strengthens against the related foreign currencies. Foreign exchange (gain) loss in the accompanying statements of income include any gain on option contracts, which are recognized in income in the same period as losses on the hedged receivables and

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE N--FINANCIAL INSTRUMENTS-Continued

reduced dollar amount of sales, and the premium cost of the option contracts, which is amortized over the contract period.

At November 4, 2001, the Company had purchased an option, at a cost of $11,350, which expires in the first quarter of fiscal 2002, to exchange euros for U.S. dollars, in the aggregate notional amount of $0.5 million. There was no unrealized gain or loss on this contract at that date. The counterparty to the currency option contract is a major bank. Credit loss from counterparty nonperformance is not anticipated.

In March 2000, the Company entered into a series of interest rate swap agreements, which effectively converted, through their maturity, the Company's then outstanding $40.0 million 7.92% Senior Notes from fixed to floating rate debt. In December 2000, the Company terminated the swap agreements. The fair value of the agreements at termination of $0.5 million was paid to the Company and is reducing interest expense over the remaining term of the Senior Notes.

The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks approximated their fair values as of November 4, 2001 and November 3, 2000 due to the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated their fair values as of November 4, 2001 and November 3, 2000 based upon quoted market prices for the same or similar debt issues.

NOTE O--COMMITMENTS

The future minimum rental commitments as of November 4, 2001 for all noncancellable operating leases are as follows:

    Fiscal Year        Total                Office Space           Equipment
    -----------        -----                ------------           ---------
                                       (Dollars in thousands)

    2002              $18,376                  $17,589                  $787
    2003               14,206                   13,419                   787
    2004               10,967                   10,261                   706
    2005                7,212                    7,212
    2006                5,309                    5,309
    Thereafter          4,046                    4,046
                      -------                  -------                ------
                      $60,116                  $57,836                $2,280
                      =======                  =======                ======

Rental expense for all operating leases for fiscal years 2001, 2000 and 1999 was $24.3 million, $20.1 million and $17.8 million, respectively. Many of the leases also require the Company to pay or contribute to property taxes, insurance and ordinary repairs and maintenance.

In fiscal 2000, the Company began development of a new internet-based Front End System designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance and other functions in the branch offices of the Staffing Services segment. The total cost to develop and install this system is anticipated to be approximately $16 million, of which $5.1 million has been incurred to date. The Company has no other material capital commitments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K (except information as to the Company's executive officers, which information follows Item 4 in this Report) will be included in the Company's Proxy Statement for the Company's 2002 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended November 4, 2001 and is hereby incorporated by reference to such Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1).  Financial Statements

           The following consolidated financial statements of Volt Information Sciences, Inc. and subsidiaries are included in Item 8 of this
           Report:

                                                                                     Page
                                                                                     ----

           Consolidated Balance Sheets--November 4, 2001 and November 3, 2000         35
           Consolidated Statements of Income--Years ended November 4, 2001,
               November 3, 2000 and October 29, 1999                                  36
           Consolidated Statements of Stockholders' Equity--Years ended
               November 4, 2001, November 3, 2000 and October 29, 1999                37
           Consolidated Statements of Cash Flows--Years ended November 4,
               2001, November 3, 2000 and October 29, 1999                            38
           Notes to Consolidated Financial Statements                                 40

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

3.2 By-Laws of the Company. (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1998, File No. 1-9232).

4.1(a) Credit Agreement dated as of September 11, 2001 among the Company, Gatton Volt Consulting Group Limited, The Chase Manhattan Bank, as administrative agent, and Fleet National Bank, as syndication agent. (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 2001, File No. 1-9232).

4.1(b)* First Amendment dated as of February 1, 2002 to the Credit Agreement dated September 11, 2001 among the Company, Gatton Volt Consulting Group Limited, The Chase Manhattan Bank, as administrative agent, and Fleet National Bank, as syndication agent.

10.1+ 1995 Non-Qualified Stock Option Plan, as amended. (Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1998, File No. 1-9232).

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

21.*        Subsidiaries of the Registrant.

23.*        Consent of Ernst & Young LLP.

------------------------------------------

+     Management contract or compensation plan or arrangement.

* Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

14 (b). Reports on Form 8-K

The only Report on Form 8-K filed by the Company during the fourth quarter of the year ended November 4, 2001 was a Report dated September 25, 2001 (date earliest event reported) reporting Item 5: Other Events and Item 7: Financial Statements, Pro Forma Financial Information and Exhibits. No financial statements were filed with that Report.

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

                                            VOLT INFORMATION SCIENCES, INC.


Dated: New York, New York                   By: /s/William Shaw
       February 4, 2002                        ---------------------------------
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

Signature                                   Title                                                 Date
---------                                   -----                                                 ----
/s/William Shaw                             Chairman of the Board,                                February 4, 2002
-----------------------------               President and Chief Executive
William Shaw                                Officer and Director

/s/James J. Groberg                         Senior Vice President (Principal                      February 4, 2002
-----------------------------               Financial Officer) and Director
James J. Groberg

/s/Jack Egan                                Vice President, Corporate Accounting                  February 4, 2002
-----------------------------               (Principal Accounting Officer)
Jack Egan

/s/Jerome Shaw                              Director                                              February 4, 2002
-----------------------------
Jerome Shaw

/s/Steven A. Shaw                           Director                                              February 4, 2002
-----------------------------
Steven A. Shaw

/s/Lloyd Frank                              Director                                              February 4, 2002
-----------------------------
Lloyd Frank

                                            Director
-----------------------------
Irwin B. Robins

                                            Director
-----------------------------
Mark N. Kaplan

                                            Director
-----------------------------
Bruce G. Goodman

                                            Director
-----------------------------
William H. Turner

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

  Column A                                                      Column B            Column C             Column D        Column E
  --------                                                      --------    ------------------------     --------        --------

                                                                                   Additions
                                                                            ------------------------
                                                               Balance at    Charged to   Charged to                     Balance at
                                                              Beginning of   Costs and      Other                          End of
                                                                 Period       Expenses     Accounts      Deductions        Period
                                                               ----------   -----------  -----------   --------------   -----------
                                                                                          (Dollars in Thousands)
  Year ended November 4, 2001
    Deducted from asset accounts:
    Allowance for uncollectable accounts                          $8,952        $8,462                 $8,038 (a,b,c)       $9,376
    Allowance for deferred tax assets                                548                   $396 (d)       342 (c)              602
    Unrealized loss (gain) on marketable securities                  664                     62 (e)       710 (f)               16

  Year ended November 3, 2000
    Deducted from asset accounts:
    Allowance for uncollectable accounts                          $7,941        $7,624                 $6,613 (a,b)         $8,952
    Allowance for deferred tax assets                                284                   $342 (d)        78 (g)              548
    Unrealized loss  on marketable securities                        587                     77 (e)                            664

  Year ended October 29, 1999
    Deducted from asset accounts:
    Allowance for uncollectable accounts                          $5,822        $5,548      $61 (h)     $3,490 (a,b)        $7,941
    Allowance for deferred tax assets                                606                                   322 (g)             284
    Unrealized loss (gain) on marketable securities                 (739)                 1,326 (f)                            587

(a)--Includes write-off of uncollectable accounts.
(b)--Includes a foreign currency translation losses of $16 in 2001, $88 in 2000, and $11 in 1999.
(c)--Pertains to the reclassification of assets of discontinued operations, including allowance for uncollectible accounts of $1,188 and allowance for deferred tax assets of $342.
(d)--Charge to income tax provision.
(e)--Charge (credit) to stockholders' equity.
(f)--Reclassification adjustment for write down of marketable securities included in net income.
(g)--Principally write-off of unutilized foreign tax credits.
(h)--Pertains to the opening balance of a company acquired during fiscal 1999.

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

3.2 By-Laws of the Company. (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1998, File No. 1-9232).

4.1(a) Credit Agreement dated as of September 11, 2001 among the Company, Gatton Volt Consulting Group Limited, The Chase Manhattan Bank, as administrative agent, and Fleet National Bank, as syndication agent. (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 2001, File No. 1-9232).

4.1(b)* First Amendment dated as of February 1, 2002 to the Credit Agreement dated September 11, 2001 among the Company, Gatton Volt Consulting Group Limited, The Chase Manhattan Bank, as administrative agent, and Fleet National Bank, as syndication agent.

10.1+ 1995 Non-Qualified Stock Option Plan, as amended. (Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1998, File No. 1-9232).

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