Form 10-Q
period 2002-02-03
VOLT INFORMATION SCIENCES INC
filed 2002-03-19
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

          For The Three Months Ended February 3, 2002

               Or

          |_| Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

          For the transition period from ____________ to ____________

          Commission File No. 1-9232

                         VOLT INFORMATION SCIENCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                     13-5658129
-----------------------------------------              -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

560 Lexington Avenue, New York, New York                      10022
-----------------------------------------               ------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (212) 704-2400

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|   No |_|

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of March 8, 2002 was 15,215,665.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Operations -
        Three Months Ended February 3, 2002 and February 4, 2001               3

        Condensed Consolidated Balance Sheets -
        February 3, 2002 and November 4, 2001                                  4

        Condensed Consolidated Statements of Cash Flows -
        Three Months Ended February 3, 2002 and February 4, 2001               5

        Notes to Condensed Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             13

Item 3. Qualitative and Quantitative Disclosures about Market Risk            21

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      22

SIGNATURE                                                                     23

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                              Three Months Ended
                                                                        ----------------------------
                                                                         February 3,     February 4,
                                                                                2002            2001
                                                                        ------------    ------------
                                                                (Dollars in thousands, except per share data)
NET SALES                                                               $    338,753    $    509,178

COSTS AND EXPENSES:
Cost of sales                                                                326,975         487,929
Selling and administrative                                                    15,428          14,564
Depreciation and amortization--Note K                                          5,509           6,041
                                                                        ------------    ------------
                                                                             347,912         508,534
                                                                        ------------    ------------

OPERATING (LOSS) PROFIT                                                       (9,159)            644

OTHER INCOME (EXPENSE):
  Interest income                                                                198             182
  Other (expense) income-net--Note F                                            (318)             64
  Foreign exchange loss-net--Note J                                              (13)           (254)
  Interest expense                                                            (1,823)         (3,877)
                                                                        ------------    ------------

Loss from continuing operations before income taxes                          (11,115)         (3,241)

Income tax benefit                                                             4,392           1,441
                                                                        ------------    ------------

Loss from continuing operations                                               (6,723)         (1,800)

Discontinued Operations--Note H:
Loss from operations, net of income taxes                                       (197)            (85)
Gain on disposal, including tax benefit                                        4,507
                                                                        ------------    ------------
Gain (loss) from discontinued operations                                       4,310             (85)
                                                                        ------------    ------------

NET LOSS                                                                     ($2,413)        ($1,885)
                                                                        ============    ============

                                                                               Per Share Data
                                                                               --------------
Basic and Diluted:
Loss from continuing operations per share                                     ($0.44)         ($0.12)
Gain from discontinued operations per share                                   ($0.28)
                                                                        ------------    ------------
Net loss per share                                                            ($0.16)         ($0.12)
                                                                        ============    ============

Weighted average number of shares--Note G                                 15,215,665      15,208,770
                                                                        ============    ============

See accompanying notes to condensed consolidated financial statements

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              February 3,    November 4,
                                                                                                     2002           2001(a)
                                                                                              -----------    -----------
                                                                                              (Unaudited)
ASSETS                                                                                           (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                                                     $  21,049      $  18,474
  Short-term investments                                                                            3,814          3,778
  Trade accounts receivable less allowances of $10,131 (2002) and $9,376 (2001)                   304,221        362,784
  Assets held for sale--Note H                                                                                    47,635
  Recoverable income taxes                                                                          5,688
  Inventories--Note B                                                                              34,203         36,186
  Deferred income taxes                                                                             8,405          8,585
  Prepaid expenses and other assets                                                                17,206         13,487
                                                                                                ---------      ---------
TOTAL CURRENT ASSETS                                                                              394,586        490,929

Investment in joint venture--Note F                                                                 3,466          3,739
Property, plant and equipment less allowances for depreciation and amortization of
    $75,291 (2002) and $70,517 (2001)--Note D                                                      94,683         97,147
Deposits and other assets                                                                           4,167          5,152
Intangible assets-net of accumulated amortization of $12,363 (2002) and $12,138
    (2001)--Note K                                                                                 40,025         40,269
                                                                                                ---------      ---------
TOTAL ASSETS                                                                                    $ 536,927      $ 637,236
                                                                                                =========      =========

CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks--Note C                                                                $  15,845      $  65,843
  Current portion of long-term debt--Note D                                                        31,435         31,429
  Accounts payable                                                                                101,179        114,544
  Liabilities related to assets held for sale--Note H                                                             26,313
  Accrued wages and commissions                                                                    39,755         47,282
  Accrued taxes other than income taxes                                                            17,801         15,412
  Accrued interest and other accruals                                                              13,051         20,936
  Customer advances and other liabilities                                                          23,417         16,548
  Income taxes                                                                                                     2,038
                                                                                                ---------      ---------
TOTAL CURRENT LIABILITIES                                                                         242,483        340,345

Long-term debt--Note D                                                                             15,910         15,993
Deferred income taxes                                                                              11,121         11,086

STOCKHOLDERS' EQUITY--Notes C, D and E
Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
Common stock, par value $.10; Authorized--30,000,000 shares; issued--15,215,665 shares              1,522          1,522
Paid-in capital                                                                                    41,002         41,002
Retained earnings                                                                                 225,353        227,766
Accumulated comprehensive loss                                                                       (464)          (478)
                                                                                                ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                                                        267,413        269,812
                                                                                                ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 536,927      $ 637,236
                                                                                                =========      =========

(a) The Balance sheet at November 4, 2001 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                 Three Months Ended
                                                                                            ----------------------------
                                                                                            February 3,      February 4,
                                                                                                   2002             2001
                                                                                            -----------      -----------
                                                                                               (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net loss                                                                                       ($ 2,413)        ($ 1,885)
Adjustments to reconcile net (loss) income to cash provided by (applied to)
operating activities:
    Discontinued operations                                                                      (4,310)              85
    Depreciation and amortization                                                                 5,509            6,041
    Equity in net loss of joint venture                                                             273              338
    Accounts receivable provisions                                                                1,833            1,508
    Loss on foreign currency translation                                                             22               15
    Deferred income tax provision                                                                   203              315
    Other                                                                                            39               97
    Changes in operating assets and liabilities:
     Decrease in accounts receivable                                                             55,965           12,512
     Decrease in inventories                                                                      1,983            5,269
     (Increase) decrease in prepaid expenses and other current assets                            (3,572)             112
     Decrease other assets                                                                          865            1,060
     Decrease in accounts payable                                                               (12,910)         (20,546)
     Decrease in accrued expenses                                                               (13,242)          (2,322)
     Increase in customer advances and other liabilities                                          6,980           10,965
     Decrease in income taxes payable                                                            (5,980)          (7,782)
                                                                                               --------         --------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    $ 31,245         $  5,782
                                                                                               --------         --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                                                 Three Months Ended
                                                                                            ----------------------------
                                                                                            February 3,      February 4,
                                                                                                   2002             2001
                                                                                            -----------      -----------
                                                                                               (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                                                           $    387         $    225
Purchases of investments                                                                           (232)            (315)
Proceeds from disposals of property, plant and equipment                                             93              201
Purchases of property, plant and equipment                                                       (2,995)          (9,188)
Proceeds from sale of subsidiary                                                                 24,233
Other                                                                                              (191)             (48)
                                                                                               --------         --------
NET CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES                                           21,295           (9,125)
                                                                                               --------         --------

CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                                                           (77)            (225)
Exercise of stock options                                                                                             25
(Decrease) increase in notes payable to banks                                                   (49,623)           4,182
                                                                                               --------         --------
NET CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES                                          (49,700)           3,982
                                                                                               --------         --------

Effect of exchange rate changes on cash                                                            (265)             (32)
                                                                                               --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS                              2,575              607

Net increase in cash and cash equivalents from discontinued operations                                             2,154
                                                                                               --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         2,575            2,761

Cash and cash equivalents, beginning of period                                                   18,474           34,099
                                                                                               --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $ 21,049         $ 36,860
                                                                                               ========         ========

SUPPLEMENTAL INFORMATION
Cash paid during the period:
Interest expense                                                                               $  1,514         $  3,109
Income taxes, net of refunds                                                                   $  1,384         $  6,618

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at February 3, 2002 and consolidated results of operations and consolidated cash flows for the three months ended February 3, 2002 and February 4, 2001. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 4, 2001. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

Note B--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:

                                        February 3,            November 4,
                                               2002                   2001
                                        -----------            -----------
                                               (Dollars in thousands)

Staffing Services                           $    28                $    29
Telephone Directory                          15,254                  9,805
Telecommunications Services                  15,626                 22,970
Computer Systems                              3,295                  3,382
                                            -------                -------
Total                                       $34,203                $36,186
                                            =======                =======

The cumulative amounts billed under service contracts at February 3, 2002 and November 4, 2001 of $4.8 million and $4.6 million, respectively, are credited against the related costs in inventory.

Note C--Short-Term Borrowings

At February 3, 2002, the Company had credit lines with domestic and foreign banks that provide for borrowings and letters of credit up to an aggregate of $127.7 million, including $115.5 million under a syndicated revolving credit agreement which expires in September 2002. Borrowings under the revolving credit facility bear interest at various interest rates, with the Company having the option to select the most favorable rate at the time of borrowing. The revolving credit facility requires the maintenance of various financial ratios and covenants, including a fixed charge ratio and a requirement that the Company maintain a consolidated net worth of $230.0 million, plus 50% of consolidated net income for the fiscal year being measured, resulting in a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Short-Term Borrowings--Continued

requirement at February 3, 2002 to maintain consolidated net worth of $230.0 million. The credit agreement also contains certain limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, pay dividends, repurchase capital stock, grant liens and sell assets. In connection with the repayment of the Senior Notes described in Note D, the Company and the bank lenders under the Company's revolving credit agreement, amended, effective February 1, 2002, various covenants in that agreement. The Company also agreed to secure, and subsequently secured, its obligations under the revolving credit agreement with certain accounts receivable (the level of which at February 3, 2002 was approximately $56.0 million). The Company believes it will remain in compliance with the amended covenants included in the revolving credit agreement throughout its remaining term. At February 3, 2002, the Company had total outstanding bank borrowings of $15.8 million, of which $11.7 million was borrowed under the revolving credit line.

Note D--Long-Term Debt

Long-term debt consists of the following:

                                        February 3,            November 4,
                                               2002                   2001
                                        -----------            -----------
                                               (Dollars in thousands)

7.92% Senior Notes (a)                      $30,000                $30,000
Term loan (b)                                15,048                 15,125
Notes payable (c)                             2,297                  2,297
                                            -------                -------
                                             47,345                 47,422
Less amounts due within one year             31,435                 31,429
                                            -------                -------
Total long-term debt                        $15,910                $15,993
                                            =======                =======

(a) On August 28, 1996, the Company issued $50.0 million of Senior Notes in a private placement to institutional investors. The notes bore interest at 7.92% per annum, payable semi-annually on February 28 and August 28, and provided for amortization of principal in five equal annual installments, which began in August 2000. In March 2000, the Company entered into a series of interest swap agreements, which effectively converted these notes, through their maturity, from fixed to floating rate debt. However in December 2000, the Company terminated the swap agreements. The fair value of the agreements at termination of $0.5 million was paid to the Company and was reducing interest expense over the remaining term of the notes. The notes were issued pursuant to Note Purchase Agreements, which contain various affirmative and negative covenants. One such covenant required the Company to maintain a level of consolidated net worth which, under the formula in the agreements, was $157.1 million at February 3, 2002. However, the terms of the Company's revolving credit agreements require the Company to maintain a consolidated net worth of $230.0 million at February 3, 2002 (see Note C).

      In January 2002, the Company received a commitment from a major bank to enter into a three-year accounts receivable securitization program which, assuming completion, will provide for the financing of up to $100.0 million of certain accounts receivable, unrelated to those used to secure the Company's obligations under its revolving credit agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Long-Term Debt--Continued

      During the first quarter, the Company determined to prepay the remaining $30 million of its Senior Notes in lieu of seeking amendments to the agreements under which the notes were issued. The implementation of the securitization program referred to in the preceding paragraph as well as the size of the first quarter loss necessitated the prepayment. The Company prepaid the notes on March 5, 2002, which otherwise would have been due in installments over the next two and one-half years. A "make whole" premium of approximately $2.1 million will be recognized as an extraordinary pre-tax charge in the second quarter of fiscal 2002 for the extinguishment of that debt. The Company has reflected the outstanding principal amount of the Senior Notes as a current liability in the accompanying balance sheet.

(b) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. The loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on land and buildings (carrying amount at February 3, 2002, $12.1 million). The obligation is guaranteed by the Company.

(c) On February 9, 1999, the Company entered into a $5.6 million installment payment agreement to finance the purchase and support of an Enterprise Resource Planning system for internal use as an accounting and back office system, which has been capitalized and is being amortized over a five to seven year period. The agreement provides for interest, calculated at 6%, and principal payments in five equal annual installments of $1.3 million, which began in February 1999, with the final payment due February 2003.

Note E--Stockholders' Equity

Changes in the major components of stockholders' equity for the three months ended February 3, 2002 are as follows:

                                            Common       Paid-In      Retained
                                            Stock        Capital      Earnings
                                           -------       -------      --------
                                                 (Dollars in thousands)
Balance at November 4, 2001                $ 1,522       $41,002      $227,766
Net loss for the three months                                           (2,413)
                                           -------       -------      --------

Balance at February 3, 2002                $ 1,522       $41,002      $225,353
                                           =======       =======      ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Stockholders' Equity--Continued

Another component of stockholders' equity, the accumulated other comprehensive loss, consists of cumulative unrealized foreign currency translation losses, net of taxes, of $482,000 and $468,000 at February 3, 2002 and November 4, 2001, respectively, and an unrealized gain, net of taxes, of $18,000 and an unrealized loss, net of taxes, of $10,000 in marketable securities at February 3, 2002 and November 4, 2001, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive loss as follows:


                                                                   Three Months Ended
                                                           -------------------------------
                                                           February 3,         February 4,
                                                                  2002                2001
                                                           -----------         -----------
                                                                (Dollars in thousands)
Net loss                                                       ($2,413)            ($1,885)
Foreign currency translation adjustments-net                       (14)                185
Unrealized gain (loss) on marketable securities-net                 28                 (11)
                                                               -------             -------
Total comprehensive loss                                       ($2,399)            ($1,711)
                                                               =======             =======

Note F--Joint Venture

The Company owns a 50% interest in westVista Advertising Services, a joint venture with a subsidiary of TELUS Corporation. The venture was formed in fiscal 1998 for the acquisition or establishment and subsequent operation of one or more businesses engaged in the publication of telephone directories in the western United States. Additional acquisitions by the joint venture have been suspended. In the first quarter of fiscal 2002, sales of the venture were $0.5 million and the Company's portion of the loss sustained was $0.3 million, which is included in other (expense) income.

Note G--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options are excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                                 Three Months Ended
                                                           -------------------------------
                                                           February 3,         February 4,
                                                                  2002                2001
                                                           -----------         -----------
Denominator for basic and diluted earnings per share -
Weighted average number of shares                           15,215,665          15,208,770

Due to a pre-tax loss in the first quarter of fiscal 2002 and 2001, none of the options to purchase 571,201 and 586,211 shares, respectively, of the Company's common stock were included in the computation of diluted earnings per share because the effect would be antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note H--Sale and Acquisitions of Subsidiaries and Businesses

On November 30, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), that comprised the Company's Electronic Publication and Typesetting segment, was acquired by Agfa Corporation through a tender offer for all of Autologic's outstanding shares and a subsequent merger. The Company received $24.2 million for its shares. The Company's gain on the transaction of $4.5 million, including a tax benefit of $1.7 million, is reflected in the Company's first quarter of fiscal 2002. The results of operations of Autologic have been classified as discontinued, Autologic's prior period results have been reclassified and its assets and liabilities have been included as separate line items on the Company's fiscal 2001 balance sheet.

Included in discontinued operations for the quarters ended February 3, 2002 (through November 30, 2001) and February 4, 2001 are:

                                                      Three Months Ended
                                                ------------------------------
                                                February               February
                                                 3, 2002                4, 2001
                                                --------               --------
                                                    (Dollars in thousands)

Revenue                                          $ 3,296               $ 16,757
                                                 =======               ========

Loss before taxes and minority interest          $  (488)              $    (88)
Income tax benefit (provision)                       153                   (140)
Minority interest                                    138                    143
                                                 -------               --------
Loss from operations                                (197)                   (85)
                                                 -------               --------
Gain on disposal before tax benefit                2,761
Income tax benefit                                 1,746
                                                 -------
Gain on disposal                                   4,507
                                                 -------               --------
Gain (loss) from discontinued operations         $ 4,310               $    (85)
                                                 =======               ========

Autologic's assets and liabilities reclassified in the November 4, 2001 balance sheet include:

                                                                 November
                                                                  4, 2001
                                                                 --------
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
                                                                  =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note I--Segment Disclosures

Financial data concerning the Company's sales and segment operating profit
(loss) by reportable operating segment for the three months ended February 3, 2002 and February 4, 2001, included on page 13 of this Report, are an integral part of these financial statements. During the three months ended February 3, 2002, consolidated assets decreased by $100.3 million, primarily due to the sale of Autologic and decreased accounts receivable in the Staffing Services and Telecommunications Services segments.

Note J--Derivative Financial Instruments

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts and foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At February 3, 2002, the Company had no derivative financial instruments.

Note K--Goodwill

As of November 5, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill is no longer amortized, but is subject to annual impairment tests. As a result, the Company did not incur any expense for the amortization of goodwill in the first quarter of fiscal 2002. The pre-tax expense for the amortization of goodwill was $0.8 million in the first quarter of fiscal 2001. The Company is performing the first of the required impairment tests of goodwill and other intangible assets as of the beginning of fiscal 2002. At that date, the Company's goodwill, related to prior acquisitions, amounted to approximately $40.0 million. The Company's revaluation under the new accounting rules is expected to be completed during the second quarter and it is likely that there will be a material write-down due to indications of impairment, reflecting declines in market value of the acquisitions since they were purchased. The charge for the write-down, to the extent required, will be reported as a Cumulative Effect of a Change in Accounting with the six months results, and will result in a restatement of the first quarter 2002 results at that time.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 3, 2002 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 4, 2001

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management makes no predictions or estimates as to future operations and no inferences as to future operations should be drawn.

On November 30, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), that comprised the Company's Electronic Publication and Typesetting segment, was acquired by Agfa Corporation. The results of operations of Autologic have been classified as discontinued. See "Effects of the Sale of Autologic," below.


                                                             Three Months Ended
                                                        ----------------------------
                                                        February 3,      February 4,
                                                               2002             2001
                                                        -----------      -----------
                                                           (Dollars in thousands)
Net Sales:
Staffing Services
   Traditional Staffing                                  $ 265,157        $ 337,772
   Managed Services                                        119,452          183,789
                                                         ---------        ---------
   Total Gross Sales                                       384,609          521,561
   Less: Non-recourse Managed Services                    (106,766)        (108,580)
                                                         ---------        ---------
   Net Staffing Services Sales                             277,843          412,981
Telephone Directory                                         10,624           13,157
Telecommunications Services                                 33,070           70,906
Computer Systems                                            21,517           15,266
Elimination of intersegment sales                           (4,301)          (3,132)
                                                         ---------        ---------

Total Net Sales                                          $ 338,753        $ 509,178
                                                         =========        =========

Segment Operating (Loss) Profit:
Staffing Services                                        ($  2,328)       $   2,042
Telephone Directory                                           (366)          (1,001)
Telecommunications Services                                 (2,966)           2,736
Computer Systems                                             2,111            1,713
                                                         ---------        ---------
Total Segment Operating (Loss) Profit                       (3,549)           5,490

General corporate expenses                                  (3,758)          (3,491)
Financial reporting system expenses                         (1,852)          (1,355)
                                                         ---------        ---------
Total Operating (Loss) Profit                               (9,159)             644

Interest and other income                                     (120)             246
Foreign exchange loss-net                                      (13)            (254)
Interest expense                                            (1,823)          (3,877)
                                                         ---------        ---------

Loss from continuing operations before income taxes      ($ 11,115)       ($  3,241)
                                                         =========        =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 3, 2002 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 4, 2001--Continued

Forward-Looking Statements Disclosure

This Report and other reports and statements issued by the Company and its officers, from time-to-time, contain certain statements concerning the Company's future plans, objectives, performance, intentions and expectations that are, or may be deemed to be, "forwarding-looking statements." Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

o general economic, competitive and other business conditions, including the current recession in the U.S. and European economies, the length and depth of the recession and the timing of the recovery
o continued financial strength of the Company's customers, some of which have announced layoffs, unfavorable financial results, investigations by government agencies and lowered financial expectations for the near term
o the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services
o material changes in demand from larger customers, including those with which the Company has national contracts
o the effect of litigation by temporary employees against temporary help companies and the customers with which they do business
o variations in the rate of unemployment and higher wages sought by temporary workers, especially those in certain technical fields particularly characterized by labor shortages, which could affect the Company's ability to meet its customers' demands and the Company's profit margins
o changes in customer attitudes toward the use of outsourcing and temporary personnel
o the Company's ability to recruit qualified employees to satisfy customer requirements for the Company's Staffing Services
o the Company's ability to attract and retain certain classifications of technologically qualified personnel for its own use, particularly in the areas of research and development and customer service and maintain superior technological capability and manage risks inherent in the development, implementation and upgrading of internal systems
o     intense price competition and pressure on margins
o the Company's ability to meet competition in highly competitive markets with minimal impact on margins
o the Company's ability to achieve customer acceptance of its products and systems in markets characterized by rapidly changing technology and frequent new product introductions
o the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner
o risks inherent in new product introductions, such as start-up delays, cost overruns and uncertainty of customer acceptance
o     the Company's performance on contracts
o     the timing of customer acceptances of systems
o     the Company's dependence on third parties for some product components
o     changes in laws, regulations and government policies
o     the degree and effects of inclement weather

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 3, 2002 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 4, 2001--Continued

These and certain other factors are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended November 4, 2001 and, from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission.

Effects of the Sale of Autologic

On November 30, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), that comprised the Company's Electronic Publication and Typesetting segment, was acquired by Agfa Corporation through a tender offer for all of Autologic's outstanding shares and a subsequent merger. The Company received $24.2 million for its shares. The Company's gain on the transaction of $4.5 million, including a tax benefit of $1.7 million, is reflected in the Company's first quarter of fiscal 2002. The results of operations of Autologic have been classified as discontinued, Autologic's prior period results have been reclassified and its assets and liabilities have been included as separate line items on the Company's fiscal 2001 balance sheet.

First Quarter Fiscal 2002 Results to be Restated

In accordance with Financial Accounting Standards Board Statement No. 142 (see "The Effect of New Accounting Pronouncements," below), the Company is performing the first of the required impairment tests of goodwill and other intangible assets as of the beginning of fiscal 2002. At that date, the Company's goodwill, related to prior acquisitions, amounted to approximately $40.0 million. The Company's revaluation under the new accounting rules is expected to be completed during the second quarter and it is likely that there will be a material write-down due to indications of impairment, reflecting declines in market value of the acquisitions since they were purchased. The charge for the write-down, to the extent required, will be reported as a Cumulative Effect of a Change in Accounting with the six months results, and will result in a restatement of the first quarter 2002 results of operations at that time.

Second Quarter Fiscal 2002 Transaction

On March 5, 2002, the Company prepaid the remaining $30.0 million of its 7.92% Senior Notes. A "make whole" premium of $2.1 million paid with the prepayment will be recognized as an extraordinary pre-tax charge in the second quarter of fiscal 2002 for the extinguishment of that debt.

Results of Operations - Summary

The following information is provided with respect to the Company's results of operations prior to giving effect to the expected restatement of the Company's results of operations that will be made following completion of the Company's impairment testing of goodwill and other intangible assets as of the beginning of fiscal 2002 and which will require a restatement of the Company's first quarter of fiscal 2002 results of operations that are discussed below (see "First Quarter Fiscal 2002 Results to be Restated," above).

In the three-month period of fiscal 2002, consolidated net sales decreased by $170.4 million, or 33%, to $338.8 million from the comparable period in fiscal 2001. The decrease in fiscal 2002 net sales resulted primarily from a $135.1 million decrease in sales by the Staffing Services segment, a $37.8 million decrease in sales by the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 3, 2002 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 4, 2001--Continued

Results of Operations - Summary--Continued

Telecommunications Services segment and a $2.5 million decrease in sales by the Telephone Directory segment, partially offset by a $6.3 million increase in sales by the Computer Systems segment.

The Company's first quarter fiscal 2002 loss from continuing operations before income taxes was $6.7 million, compared to $1.8 million in fiscal 2001. The Company's segments reported an operating loss of $3.5 million in the first quarter of fiscal 2002 compared with an operating profit of $5.5 million in the fiscal 2001 first quarter. Operating losses of $2.3 million and $3.0 million were reported by the Staffing Services and Telecommunications Services segments, respectively, compared to operating profits of $2.0 million and $2.7 million, respectively, in fiscal 2001. These operating losses were partially offset by a decrease in the Telephone Directory segment's operating loss and an increase in the Computer Systems segment's operating profit.

Consolidated results for the first quarter of fiscal 2002 include a $4.5 million gain, including a tax benefit of $1.7 million, on the sale of the Company's interest in Autologic and a loss from discontinued operations through the disposal date of $0.2 million ($0.1 million in fiscal 2001).

The Company incurred a net loss of $2.4 million and $1.9 million in the first three months of fiscal 2002 and 2001, respectively.

While first quarter results historically are the lowest for the Company's fiscal year, fiscal 2002 first quarter operating results were adversely affected by the present economic conditions, particularly in the telecommunications and high tech industries, which account for the major portion of the Company's revenues. Several of the Company's large customers in these industries closed their facilities for two to three weeks, as opposed to the usual one week during the holidays, have implemented widespread layoffs and, especially in the telecommunications industry, have significantly reduced capital spending. These factors materially adversely affected the results of the Company's Staffing Services and Telecommunications Services segments. To counteract these factors and strengthen the Company's future results, the Company has expanded its cost containment programs, which should have a salutary effect in the traditionally stronger quarters, particularly the third and fourth quarters. A turnaround of the economy is what the Company requires to return to significant profitability.

Results of Operations - By Segment

Sales of the Staffing Services segment decreased by $135.1 million, or 33%, to $277.8 million in fiscal 2002 and the segment reported an operating loss of $2.3 million compared to an operating profit of $2.0 million in fiscal 2001. Approximately 60% of the decline in revenues was in traditional staffing sales attributable to the Commercial and Light Industrial division which continued to be adversely affected by the nation's economic conditions. The division sustained a loss of $4.3 million on sales of $93.7 million during the quarter compared to an operating loss of $1.8 million on sales of $137.5 million for the first quarter of fiscal 2001. The increase in operating loss was the result of a 30% decline in traditional staffing sales, partially offset by reduced overhead due to cost controls. A return to a better economic climate will be necessary to return the Commercial and Light

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 3, 2002 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 4, 2001--Continued

Results of Operations - By Segment--Continued

Industrial division to profitability, as the revenue declines in this division are too significant to be compensated by cost reductions. Operating profit of the Technical Placement division was $2.0 million on sales of $184.1 million for the first quarter of fiscal 2002 compared to an operating profit of $3.8 million on sales of $275.5 million for the first quarter of fiscal 2001. Despite a 16% decline in traditional staffing sales due to the holiday closedowns and layoffs discussed above, a material reduction in high margin permanent placement assignments and the implementation of several new ProcureStaff accounts, the divisional cost containment efforts limited the decline in the Technical Placement division's operating profit.

The Telephone Directory segment's sales decreased by $2.5 million, or 19%, to $10.6 million in fiscal 2002 first quarter while its operating loss decreased to $0.4 million in fiscal 2002 from $1.0 million in fiscal 2001. The segment traditionally reports losses during the first quarter due to the publication schedule of its community directory operations, with profits in the latter portion of the fiscal year. The sales decrease was primarily due to the timing of the segment's toll-free directory which will be published in the second quarter of fiscal 2002 rather than the first quarter as it had in fiscal 2001, partially offset by an increase in printing sales in Uruguay of $1.2 million. The decrease in operating loss was primarily due to cost control initiatives and, to a lesser extent, higher gross margins.

The Telecommunications Services segment's sales decreased by $37.8 million, or 53%, to $33.1 million in the first quarter of fiscal 2002, and it sustained an operating loss of $3.0 million in fiscal 2002 compared with an operating profit of $2.7 million in fiscal 2001. The results of the segment were due to the decline in capital expenditure spending by the telecommunications industry. This factor has also increased competition for available work, pressuring pricing and margins. Many telecommunications companies ceased capital projects during the latter portion of 2001 and are still determining where to allocate 2002 capital spending. Although cost control initiatives reduced overhead by approximately 25% from the prior year's comparable quarter, the ability to reduce costs is constrained by the need to maintain certain skill sets that have traditionally been difficult to obtain. A return to profitability will be dependent on a significant economic recovery.

The Computer Systems segment's sales increased by $6.3 million, or 41%, to $21.5 million in fiscal 2002 and its operating profit increased to $2.1 million in fiscal 2002 from $1.7 million in fiscal 2001. The growth in operating profit was the result of the continued expansion of the segment's Application Service Provider (ASP) directory assistance and web-based services, as well as an increase in demand for IT services for its Maintech division. Directory Assistance volume for the quarter was 87.7 million, a 14% increase over the fiscal 2001 fourth quarter and 55% higher than the fiscal 2001 first quarter. The fiscal 2002 first quarter also included project revenues of $4.2 million for its European operations, VoltDelta Europe, associated with a customer's acceptance of a new operator services switching infrastructure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 3, 2002 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 4, 2001--Continued

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Selling and administrative expenses increased by $0.9 million, or 6%, to $15.4 million in fiscal 2002 as a result of increased provisions for doubtful accounts, fees related to the Company's revolving credit agreement and higher financial reporting system expenses related to a new accounting and back office system. Financial reporting system expenses include equipment rental and the use of outside consultants. Selling and administrative expenses, expressed as a percentage of sales, were 4.6% in fiscal 2002 and 2.9% in fiscal 2001.

Depreciation and amortization decreased by $0.5 million, or 9%, to $5.5 million in fiscal 2002. The decrease was attributable to a $0.8 million reduction in goodwill amortization due to the effect of new rules on accounting for goodwill which eliminated amortization of goodwill in favor of annual impairment tests (see "The Effect of New Accounting Pronouncements," below), partially offset by a $0.3 million increase in depreciation expense primarily due to the amortization of the new financial reporting system.

The other loss in the first quarter of fiscal 2002 of $0.3 million resulted primarily from the Company's share of losses of its joint venture, westVista Advertising Services. In fiscal 2001, these losses were offset by various income items.

The foreign exchange loss in the first quarter of fiscal 2002 was $13,000 compared with $0.3 million in fiscal 2001. The reduction was a result of favorable currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased, when required, during, and generally settled on the last weekday, of each quarter.

Interest expense decreased by $2.1 million, or 53%, to $1.8 million in the first quarter of fiscal 2002. The decrease was the result of lower borrowings under the Company's revolving credit agreement due to the application of $24.2 million of the proceeds received from the sale of Autologic on November 30, 2001 and reduced working capital requirements, partially offset by increased interest expense related to a $15.1 million 8.2% term loan and higher interest rates in Uruguay.

The Company's effective tax rate was a 39.5% benefit and a 44.5% benefit in fiscal 2002 and 2001, respectively. The decreased rate was attributable to the absence in fiscal 2002 of non-deductible goodwill amortization and foreign losses for which no tax benefit was provided.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital

Cash and cash equivalents increased by $2.6 million to $21.0 million in the three months ended February 3, 2002. Operating activities, exclusive of changes in operating assets and liabilities, produced $1.1 million of cash, as the Company's net loss of $2.4 million included non-cash charges primarily for depreciation and amortization of $5.5 million and accounts receivable provisions of $1.8 million, as well as the net gain from discontinued operations of $4.3 million. Changes in operating assets and liabilities produced $30.1 million of cash, net, principally due to cash provided by decreases in the levels of accounts receivable of $56.0 million and an increase of $7.0 million in customer advances, partially offset by $26.2 million of expenditures to reduce the level of accounts payable and accrued expenses and a $6.0 million reduction in net income taxes payable.

The principal factor in the cash provided by investing activities was the proceeds from the sale of Autologic of $24.2 million partially offset by the expenditure of $3.0 million for property, plant and equipment.

A decrease of $49.6 million in bank loans was the principal factor in the cash applied to financing activities of $49.7 million. The funds used to reduce bank loans were the proceeds received from the sale of Autologic and cash provided due to reduced working capital requirements.

In fiscal 2000, the Company began development of a new internet-based Front End System designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance, and other functions in the branch offices of the Staffing Services segment. The total costs to develop and install this system are anticipated to be approximately $16.0 million, of which $5.8 million has been incurred to date. The Company has no other material capital commitments.

The Company believes that its current financial position, working capital, future cash flows and credit lines are sufficient to fund its presently contemplated operations and satisfy its debt obligations.

At February 3, 2002, the Company had $127.7 million of credit lines with banks, of which $115.5 million is under a revolving credit agreement that is scheduled to expire in September 2002. The Company had outstanding bank borrowings of $11.7 million at February 3, 2002 under this line (see Note C in the Notes to Condensed Consolidated Financial Statements).

In January 2002, the Company received a commitment from a major bank to enter into a three-year accounts receivable securitization program which, assuming completion, will provide for the financing of up to $100.0 million of certain accounts receivable and is currently negotiating a new two year secured revolving credit facility of up to $50.0 million to replace its existing $115.5 million revolving line of credit. The Company expects to close both facilities by the end of March 2002.

On March 5, 2002, the Company prepaid the remaining $30.0 million outstanding of its 7.92% Senior Notes together with a "make whole" premium of $2.1 million. In connection with the prepayment of the Senior Notes, the Company and the bank lenders under the Company's revolving credit agreement, amended, effective February 1, 2002, various covenants in that agreement. The Company also agreed to secure, and subsequently secured, its obligations under the revolving credit agreement with certain accounts receivable (the level of which at February 3, 2002 was approximately $56.0 million). The Company believes it will remain in compliance with the amended covenants included in the revolving credit agreement throughout its remaining term.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

The Effect of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. As of November 5, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill is no longer amortized, but is subject to annual impairment tests. As a result the Company did not incur any expense for the amortization of goodwill in the first quarter of fiscal 2002. The pre-tax expense for the amortization of goodwill was $0.8 million in the first quarter of fiscal 2001. The Company is performing the first of the required impairment tests of goodwill and other intangible assets as of the beginning of fiscal 2002. At that date, the Company's goodwill, related to prior acquisitions, amounted to approximately $40.0 million. The Company's revaluation under the new accounting rules is expected to be completed during the second quarter and it is likely that there will be a material write-down due to indications of impairment, reflecting declines in market value of the acquisitions since they were purchased. The charge for the write-down, to the extent required, will be reported as a Cumulative Effect of a Change in Accounting with the six months results, and will result in a restatement of the first quarter 2002 results at that time.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:

Interest Rate Market Risk

The Company has cash equivalents ($21.0 million at February 3, 2002) on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks, which provide for unsecured borrowings and letters of credit up to an aggregate of $127.7 million. At February 3, 2002, the Company had borrowings totaling $15.8 million under these agreements. The interest rates on these borrowings are variable and, therefore, interest expense and interest income are affected by the general level of U.S. and foreign interest rates. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company policy is to take actions that would mitigate such risk when appropriate.

The Company's long-term debt of $15.9 million at February 3, 2002 consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not exposed to changes in interest rates in the near term. In March 2000, the Company entered into a series of interest swap agreements, which effectively converted the interest payable under its 7.92% Senior Notes ($40.0 million of which was outstanding at that time), through maturity, from fixed to floating rate. Therefore, interest expense on the debt was affected by the general level of interest rates. However, in December 2000, the Company terminated the swap agreements. The fair value of the agreements at termination of $0.5 million was paid to the Company and was reducing interest expense over the remaining term the notes were outstanding. The Senior Notes were prepaid in full on March 5, 2002.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At February 3, 2002, the total market value of these investments is $3.8 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuate against the dollar, which may impact reported earnings. The Company attempts to reduce these risks by utilizing foreign currency option contracts to hedge the adverse impact on foreign currency receivables when the dollar strengthens against the related foreign currency. At February 3, 2002, the Company had no outstanding foreign currency options. The Company does not believe that it is exposed to material foreign exchange market risk.

PART II - OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits:

Exhibit        Description
--------------------------------------------------------------------------------

4.01(a) Second Amendment dated as of March 5, 2002 to the Credit Agreement dated as of September 11, 2001 among the Company, Gatton Volt Consulting Group Limited, JPMorgan Chase Bank, as administrative agent, and Fleet National Bank, as syndication agent.

4.01(b) Amended and Restated Joint and Several Guaranty of Payment dated as of March 5, 2002 by Volt Management Corp., Volt Delta Resources, Inc. (Nevada), Volt Directories, S.A., Ltd., Volt Telecommunications Group, Inc., Datanational of Georgia, Inc., Volt Information Sciences Funding, Inc., Datanational, Inc. (Delaware), Volt Technical Resources, LLC and Volt Delta Resources, Inc. (Delaware), wholly-owned subsidiaries of the Company, and JPMorgan Chase Bank, as administrative agent and Fleet National Bank, as syndication agent.

4.01(c) Security Agreement dated as of March 5, 2002 by and among Volt Telecommunications Group, Inc., Volt Delta Resources, Inc. (Nevada), Volt Delta Resources, Inc. (Delaware), Datanational, Inc. and Datanational of Georgia, Inc., wholly-owned subsidiaries of the Company, and JPMorgan Chase Bank, as collateral agent.

15.01          Letter from Ernst & Young LLP

15.02 Letter from Ernst & Young LLP regarding interim financial information

(b)            Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter ended February 3, 2002. However, on February 5, 2002 the Company filed a Current Report on Form 8-K reporting under Items 5, 7 and 9. No financial statements were filed with that report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VOLT INFORMATION SCIENCES, INC.
                                                 (Registrant)


                                       BY: /s/ JACK EGAN
                                           -------------------------------------
Date: March 18, 2002                       JACK EGAN
                                           Vice President - Corporate Accounting
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
--------------------------------------------------------------------------------

4.01(a) Second Amendment dated as of March 5, 2002 to the Credit Agreement dated as of September 11, 2001 among the Company, Gatton Volt Consulting Group Limited, JPMorgan Chase Bank, as administrative agent, and Fleet National Bank, as syndication agent.

4.01(b) Amended and Restated Joint and Several Guaranty of Payment dated as of March 5, 2002 by Volt Management Corp., Volt Delta Resources, Inc. (Nevada), Volt Directories, S.A., Ltd., Volt Telecommunications Group, Inc., Datanational of Georgia, Inc., Volt Information Sciences Funding, Inc., Datanational, Inc. (Delaware), Volt Technical Resources, LLC and Volt Delta Resources, Inc. (Delaware), wholly-owned subsidiaries of the Company, and JPMorgan Chase Bank, as administrative agent and Fleet National Bank, as syndication agent.

4.01(c) Security Agreement dated as of March 5, 2002 by and among Volt Telecommunications Group, Inc., Volt Delta Resources, Inc. (Nevada), Volt Delta Resources, Inc. (Delaware), Datanational, Inc. and Datanational of Georgia, Inc., wholly-owned subsidiaries of the Company, and JPMorgan Chase Bank, as collateral agent.

15.01          Letter from Ernst & Young LLP

15.02 Letter from Ernst & Young LLP regarding interim financial information