Form 10-Q
period 2002-05-05
VOLT INFORMATION SCIENCES INC
filed 2002-06-18
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For The Six Months Ended May 5, 2002

                                       Or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _____________ to_____________


                           Commission File No. 1-9232

                         VOLT INFORMATION SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                New York                                   13-5658129
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

  560 Lexington Avenue, New York, New York                     10022
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

                                 Yes |X| No |_|

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of June 14, was 15,217,265.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations -
         Six Months and Three Months Ended May 5, 2002 and May 6, 2001         3

         Condensed Consolidated Balance Sheets -
         May 5, 2002 and November 4, 2001                                      4

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended May 5, 2002 and May 6, 2001                          5

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            16

Item 3.  Qualitative and Quantitative Disclosures about Market Risk           30

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  31

Item 6.  Exhibits and Reports on Form 8-K                                     31

SIGNATURE                                                                     32

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                       Six Months Ended                 Three Months Ended
                                                                 ----------------------------      ----------------------------
                                                                   May 5,           May 6,            May 5,          May 6,
                                                                    2002             2001              2002            2001
                                                                 -----------      -----------      -----------      -----------
                                                                        (Dollars in thousands, except per share data)
NET SALES                                                        $   706,178      $ 1,027,561      $   367,425      $   518,383

COST AND EXPENSES:
  Cost of sales                                                      673,802          973,019          346,827          485,090
  Selling and administrative                                          34,881           36,905           19,453           22,341
  Depreciation and amortization--Note L                               10,752           12,166            5,243            6,125
                                                                 -----------      -----------      -----------      -----------
                                                                     719,435        1,022,090          371,523          513,556
                                                                 -----------      -----------      -----------      -----------

OPERATING (LOSS) PROFIT                                              (13,257)           5,471           (4,098)           4,827

OTHER INCOME (EXPENSE):
  Interest income                                                        406              500              208              318
  Other (expense) income-net--Notes B and G                             (103)            (664)             215             (728)
  Foreign exchange (loss) gain-net--Note K                               (61)            (178)             (48)              76
  Interest expense                                                    (3,041)          (7,031)          (1,218)          (3,154)
  Gain on sale of partnership interest--Note I                                          4,173                             4,173
                                                                 -----------      -----------      -----------      -----------

  (Loss) gain from continuing operations before income taxes         (16,056)           2,271           (4,941)           5,512
  Income tax benefit (provision)                                       6,184             (729)           1,792           (2,170)
                                                                 -----------      -----------      -----------      -----------
  (Loss) gain from continuing operations                              (9,872)           1,542           (3,149)           3,342

  Discontinued operations, net of taxes--Note I                        4,310             (498)                             (413)
  Extraordinary item--Note E:
    Loss on early payment of debt, net of taxes                       (1,262)                           (1,262)
  Cumulative effect of a change in accounting--Note L:
    Goodwill impairment                                              (31,927)
                                                                 -----------      -----------      -----------      -----------

NET (LOSS) INCOME                                                   ($38,751)     $     1,044          ($4,411)     $     2,929
                                                                 ===========      ===========      ===========      ===========

                                                                                         Per Share Data
                                                                                         --------------
Basic and Diluted:
  (Loss) income from continuing operations per share                  ($0.65)     $      0.10           ($0.21)     $      0.22
  Gain (loss) from discontinued operations per share                    0.28            (0.03)                            (0.03)
  Extraordinary item per share                                         (0.08)                            (0.08)
  Cumulative effect of a change in accounting per share                (2.10)
                                                                 -----------      -----------      -----------      -----------
  Net (loss) income per share                                         ($2.55)     $      0.07           ($0.29)     $      0.19
                                                                 ===========      ===========      ===========      ===========

Weighted average number of shares-Basic--Note H                   15,215,777       15,209,068       15,215,888       15,209,365
                                                                 ===========      ===========      ===========      ===========

Weighted average number of shares-Diluted--Note H                 15,215,777       15,272,266       15,215,888       15,277,563
                                                                 ===========      ===========      ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      May 5,     November 4,
                                                                                       2002        2001(a)
                                                                                    ---------    -----------
ASSETS                                                                             (Unaudited)
CURRENT ASSETS                                                                       (Dollars in thousands)
  Cash and cash equivalents                                                         $  40,043      $  18,474
  Short-term investments                                                                3,911          3,778
  Trade accounts receivable less allowances of $11,045 (2002) and
    $9,376 (2001)--Note B                                                             250,041        362,784
  Assets held for sale--Note I                                                                        47,635
  Recoverable income taxes                                                              8,948
  Inventories--Note C                                                                  28,991         36,186
  Deferred income taxes                                                                 8,073          8,585
  Prepaid expenses and other assets                                                    18,579         13,487
                                                                                    ---------      ---------
TOTAL CURRENT ASSETS                                                                  358,586        490,929

Investment in joint venture--Note G                                                     2,639          3,739
Property, plant and equipment less allowances for depreciation and amortization
    of $79,468 (2002) and $70,517 (2001)--Note E                                       92,987         97,147
Deposits and other assets                                                               3,662          5,152
Intangible assets-net of accumulated amortization of $1,197 (2002) and
    $12,138 (2001)--Note L                                                              9,136         40,269
                                                                                    ---------      ---------
TOTAL ASSETS                                                                        $ 467,010      $ 637,236
                                                                                    =========      =========

CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks--Note D                                                    $   3,303      $  65,843
  Current portion of long-term debt--Note E                                             1,511         31,429
  Accounts payable                                                                    112,042        114,544
  Liabilities related to assets held for sale--Note I                                                 26,313
  Accrued wages and commissions                                                        37,600         47,282
  Accrued taxes other than income taxes                                                19,183         15,412
  Accrued interest and other accruals                                                  11,406         20,936
  Customer advances and other liabilities                                              24,982         16,548
  Income taxes                                                                                         2,038
                                                                                    ---------      ---------
TOTAL CURRENT LIABILITIES                                                             210,027        340,345

Long-term debt--Note E                                                                 14,643         15,993
Deferred income taxes                                                                  11,170         11,086

STOCKHOLDERS' EQUITY--Notes D, E and F
Preferred stock, par value $1.00; authorized--500,000 shares; issued--none
Common stock, par value $.10; authorized--30,000,000 shares; issued--
    15,216,965 shares                                                                   1,522          1,522
Paid-in capital                                                                        41,027         41,002
Retained earnings                                                                     189,015        227,766
Accumulated comprehensive loss                                                           (394)          (478)
                                                                                    ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                                            231,170        269,812
                                                                                    ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 467,010      $ 637,236
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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                       Six Months Ended
                                                                                    ----------------------
                                                                                     May 5,        May 6,
                                                                                      2002          2001
                                                                                    --------      --------
                                                                                     (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net (loss) income                                                                   ($38,751)     $  1,044
Adjustments  to reconcile  net (loss)  income to cash  provided by (applied to)
operating activities:
    Discontinued operations                                                           (4,310)          498
    Extraordinary item                                                                 1,262
    Cumulative effect of a change in accounting - goodwill impairment                 31,927
    Depreciation and amortization                                                     10,752        12,166
    Equity in net loss of joint venture                                                   10           166
    Gain on sale of partnership interest                                                            (4,173)
    Loss on marketable securities                                                                      710
    Accounts receivable provisions                                                     5,481         3,614
    Loss on foreign currency translation                                                  28
    Deferred income tax provision (benefit)                                              558           (11)
    Other                                                                                 24           (14)
    Changes in operating assets and liabilities:
     Decrease in accounts receivable                                                  56,413        32,944
     Proceeds from securitization of accounts receivable                              50,000
     Decrease in inventories                                                           7,195         8,350
     Increase in prepaid expenses and other current assets                            (4,798)         (870)
     Decrease in other assets                                                          1,122         1,136
     Decrease in accounts payable                                                     (2,091)       (6,155)
     Decrease in accrued expenses                                                    (15,771)       (6,529)
     Increase in customer advances and other liabilities                               8,700        10,541
     Net change in income taxes                                                       (8,410)       (7,537)
                                                                                    --------      --------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           99,341        45,880
                                                                                    --------      --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                              Six Months Ended
                                                                           ----------------------
                                                                            May 5,        May 6,
                                                                             2002          2001
                                                                           --------      --------
                                                                           (Dollars in thousands)
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                                       $    577      $    699
Purchases of investments                                                       (633)         (990)
Acquisitions                                                                                 (174)
Proceeds from disposals of property, plant and equipment                        601           790
Purchases of property, plant and equipment                                   (6,956)      (14,193)
Proceeds from sale of subsidiary                                             24,233
Proceeds from sale of partnership interest                                                  4,017
Other                                                                           (77)          (21)
                                                                           --------      --------
NET CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES                       17,745        (9,872)
                                                                           --------      --------

CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Payment of debt                                                             (33,315)       (1,749)
Exercise of stock options                                                        25            25
Decrease in notes payable to banks                                          (61,775)      (37,839)
                                                                           --------      --------
NET CASH APPLIED TO FINANCING ACTIVITIES                                    (95,065)      (39,563)
                                                                           --------      --------

Effect of exchange rate changes on cash                                        (452)            4
                                                                           --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPERATIONS                                                 21,569        (3,551)

Net increase in cash and cash equivalents from discontinued operations                      1,589
                                                                           --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         21,569        (1,962)

Cash and cash equivalents, beginning of period                               18,474        34,099
                                                                           --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 40,043      $ 32,137
                                                                           ========      ========

SUPPLEMENTAL INFORMATION Cash paid during the period:
Interest expense                                                           $  3,896      $  7,609
Income taxes, net of refunds                                               $  4,242      $  8,995

     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at May 5, 2002, consolidated results of operations for the six and three months ended May 5, 2002 and May 6, 2001 and consolidated cash flows for the six months ended May 5, 2002 and May 6, 2001. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 4, 2001. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

Note B--Securitization Program

Effective April 15, 2002, the Company entered into a $100.0 million three-year accounts receivable securitization program ("Securitization Program"). Under the Securitization Program, receivables related to the staffing solutions business of the Company and its subsidiaries are sold from time to time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum investment by TRFCO at any one time of $100.0 million). The Company retains the servicing responsibility for the accounts receivable. On April 15, 2002, TRFCO initially purchased from Volt Funding a participation interest of $50.0 million out of an initial pool of approximately $162.0 million of receivables. Of the $50.0 million cash paid by Volt Funding to the Company, $35.0 million was used to repay the entire outstanding principal balance under the Company's former revolving credit facility (see Note D).

The Securitization Program is designed to enable receivables sold by the Company to Volt Funding to constitute true sales of those receivables. As a result, the receivables are available to satisfy Volt Funding's own obligations to its own creditors before being available, through the Company's residual equity interest in Volt Funding, to satisfy the Company's creditors (subject, as described in Note E, to the security interest that the Company has granted in the common stock of Volt Funding in favor of the lenders under the Company's new Credit Facility). TRFCO has no recourse to the Company (beyond the pool of receivables owned by Volt Funding) for any of the sold receivables.

The Company accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the consolidated balance sheet (no debt is recorded) and the proceeds

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note B--Securitization--Continued

from the sale are reflected as cash provided by operating activities. Losses and expenses associated with the transactions, primarily related to discounts on TRFCO's commercial paper, are charged to the consolidated statement of income.

In conjunction with the initial transaction, the Company incurred charges of $0.1 million, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 2.8% per annum. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period.

At May 5, 2002, the Company's carrying retained interest, net of a service fee liability, was approximately $109.3 million, in a revolving pool of receivables of approximately $159.4 million. The outstanding balance of the undivided interest sold to TRFCO was $50.0 million at May 5, 2002. Accordingly, the trade accounts receivable included on the May 5, 2002 balance sheet have been reduced to reflect the $50.0 million participation interest sold.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof from a nationally recognized rating organization. The Company's most recent long-term debt rating was "BBB-" with a negative rating outlook as a result of consecutive quarters of worse than expected results primarily due to the Company's high sensitivity to the weakened economic environment, which has adversely affected the Staffing Services segment.

Note C--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:

                                                        May 5,       November 4,
                                                         2002           2001
                                                       -------       -----------
                                                         (Dollars in thousands)

Staffing Services                                      $    29         $    29
Telephone Directory                                     13,360           9,805
Telecommunications Services                             11,980          22,970
Computer Systems                                         3,622           3,382
                                                       -------         -------

Total                                                  $28,991         $36,186
                                                       =======         =======

The cumulative amounts billed under service contracts at May 5, 2002 and November 4, 2001 of $2.9 million and $4.6 million, respectively, are credited against the related costs in inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Short-Term Borrowings

At May 5, 2002, the Company had total outstanding bank borrowings of $3.3 million under credit lines with foreign banks that provide for borrowings and letters of credit up to an aggregate of $10.4 million. In addition to these lines, at November 4, 2001, the Company had a revolving credit agreement, which provided for $115.5 million of borrowings. The Company had total outstanding bank borrowings of $60.3 million under the revolving credit agreement at November 4, 2001. This revolving credit agreement was replaced in April 2002 by the Securitization Program (see Note B) and a new two-year $40.0 million Credit Facility (see Note E).

Note E--Long-Term Debt

Long-term debt consists of the following:

                                                         May 5,      November 4,
                                                         2002           2001
                                                        -------      -----------
                                                        (Dollars in thousands)

7.92% Senior Notes (a)                                                 $30,000
Term loan (b)                                           $14,971         15,125
Note payable (c)                                          1,183          2,297
                                                        -------        -------
                                                         16,154         47,422
Less amounts due within one year                          1,511         31,429
                                                        -------        -------

Total long-term debt                                    $14,643        $15,993
                                                        =======        =======

(a) During the fiscal 2002 first quarter, the Company determined to prepay the remaining $30.0 million of its Senior Notes in lieu of seeking amendments to the agreements under which the Senior Notes were issued that would have been required in order for the Company to implement the Securitization Program discussed in Note B and that may have been required, depending upon the size of the Company's then expected first quarter loss. The Company prepaid the Senior Notes on March 5, 2002, which otherwise would have been due in installments over the next two and one-half years. The "make whole" premium paid to the holders of the Senior Notes of $2.1 million, or $1.3 million net of taxes, was recognized as an extraordinary charge in the second quarter of fiscal 2002 for the early payment of that debt.

(b) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings (carrying amount at May 5, 2002, $11.9 million). The obligation is guaranteed by the Company.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Long-Term Debt--Continued

Effective April 15, 2002, the Company entered into a $40.0 million, two-year, secured, syndicated, revolving credit agreement ("Credit Agreement") which established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, N. A. and Lloyds TSB Bank PLC. Borrowings under the Credit Facility are limited to a specified borrowing base, which is based upon the level of receivables at the time of each calculation. At May 5, 2002, the borrowing base was approximately $31.7 million. To date, the Company and its subsidiaries have made no borrowings under the Credit Facility. Borrowings under the Credit Facility are to bear interest at various rate options selected by the Company at the time of each borrowing, certain of which rate options are based on a leverage ratio, as defined. The Company has also agreed to pay a facility fee, the amount of which is based upon a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based on the Company's leverage ratio at May 5, 2002, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.0% per annum. At May 5, 2002, the facility fee was 0.4% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million (the Company's consolidated tangible net worth as of May 5, 2002 was $222.0 million); limits cash dividends and capital stock repurchases and redemptions by the Company in any one fiscal year to 25% of consolidated net income, as defined, for the prior fiscal year; requires the Company to maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.0 to 1.0 for the four fiscal quarters ending November 3, 2002 and 1.25 to 1.0 for each of the four fiscal quarters ending as of the last day of each quarter thereafter; and requires that there be no net loss, excluding non-operating items, in either of the final two fiscal quarters in the Company's current fiscal year, ending November 3, 2002. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers; however, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility, with four of those guarantors having pledged accounts receivable, other than those in the Securitization Program, the level of which at May 5, 2002 was approximately $42.5 million, as collateral security for their guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility. The Company has pledged all of the stock of Volt Funding as collateral security for the Company's obligations under the Credit Facility.

The Company is currently in compliance with the covenants included in the Credit Agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Stockholders' Equity

Changes in the major components of stockholders' equity for the six months ended May 5, 2002 are as follows:

                                              Common       Paid-In     Retained
                                              Stock        Capital     Earnings
                                             --------      -------     --------
                                                    (Dollars in thousands)
Balance at November 4, 2001                  $  1,522      $41,002     $227,766
Stock options exercised -1,300 shares                           25
Net loss for the six months                                             (38,751)
                                             --------      -------     --------

Balance at May 5, 2002                       $  1,522      $41,027     $189,015
                                             ========      =======     ========

Another component of stockholders' equity, the accumulated other comprehensive loss, consists of cumulative unrealized foreign currency translation losses, net of taxes, of $398,000 and $468,000 at May 5, 2002 and November 4, 2001,
respectively, and an unrealized gain, net of taxes, of $4,000 and an unrealized loss, net of taxes, of $10,000 in marketable securities at May 5, 2002 and November 4, 2001, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive loss as follows:

                                                               Six Months Ended         Three Months Ended
                                                            ---------------------      --------------------
                                                             May 5,        May 6,       May 5,       May 6,
                                                              2002         2001          2002         2001
                                                            --------      -------      -------      -------
                                                                         (Dollars in thousands)
Net (loss) income                                           ($38,751)     $ 1,044      ($4,411)     $ 2,929
Foreign currency translation adjustments-net                      70           63           84         (122)
Unrealized gain (loss) on marketable securities-net               14          (24)         (14)         (13)
Reclassification adjustment for loss included in net
   income, net of taxes of $282 in fiscal year 2001 (a)                       428                       428
                                                            --------      -------      -------      -------
Total comprehensive (loss) income                           ($38,667)     $ 1,511      ($4,341)     $ 3,222
                                                            ========      =======      =======      =======

(a) In April 2001, a write-down of an investment in marketable securities, considered other than temporary, was charged to other expense.

Note G--Joint Venture

The Company owns a 50% interest in westVista Advertising Services, a joint venture with a subsidiary of TELUS Corporation. The venture was formed in fiscal 1998 for the acquisition or establishment and subsequent operation of one or more businesses engaged in the publication of telephone directories in the western United States. Additional acquisitions by the joint venture have been suspended. In the first six months ended May 5, 2002, sales of the venture were $3.9 million and the Company's portion of the loss sustained was $10,000, which is included in other (expense) income. In addition, the Company reported a charge for the write-down of goodwill related to the joint venture of $1.1 million as a portion of the Cumulative Effect of a Change in Accounting (see Note L).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note H--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options are excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                       Six Months Ended              Three Months Ended
                                                   -------------------------     -------------------------
                                                     May 5,          May 6,        May 5,         May 6,
                                                      2002            2001          2002           2001
                                                   ----------     ----------     ----------     ----------
Denominator for basic earnings per share:
    Weighted average number of shares              15,215,777     15,209,068     15,215,888     15,209,365

Effect of dilutive securities:
    Employee stock options                                            63,198                        68,198
                                                   ----------     ----------     ----------     ----------

Denominator for diluted earnings per share:
    Adjusted weighted average number of shares     15,215,777     15,272,266     15,215,888     15,277,563
                                                   ==========     ==========     ==========     ==========

Due to a pre-tax loss in the first six months of fiscal 2002, none of the options to purchase 573,153 shares of the Company's common stock were included in the computation of diluted earnings per share because the effect would be antidilutive.

Options to purchase 186,730 shares of the Company's common stock were outstanding at May 6, 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

Note I--Sale and Acquisitions of Subsidiaries and Businesses

On November 30, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), that comprised the Company's Electronic Publication and Typesetting segment, was acquired by Agfa Corporation through a tender offer for all of Autologic's outstanding shares and a subsequent merger. The Company received $24.2 million for its shares. The Company's gain on the transaction of $4.5 million, including a tax benefit of $1.7 million, is reflected in the Company's first quarter of fiscal 2002. The results of operations of Autologic have been classified as discontinued, Autologic's prior period results have been reclassified and its assets and liabilities have been included as separate line items on the Company's fiscal 2001 consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note I--Sale and Acquisitions of Subsidiaries and Businesses--Continued

Included in discontinued operations for the six months ended May 5, 2002 (through November 30, 2001) and May 6, 2001 and the three months ended May 6, 2001 are:

                                               Six Months Ended       Three Months Ended
                                             --------------------     ------------------
                                             May 5,        May 6,          May 6,
                                              2002          2001            2001
                                             -------      --------        --------
                                                  (Dollars in thousands)
Revenue                                      $ 3,296      $ 34,166        $ 17,409
                                             =======      ========        ========

Loss before taxes and minority interest        ($488)        ($949)          ($861)
Income tax benefit                               153            88             228
Minority interest                                138           363             220
                                             -------      --------        --------
Loss from operations                            (197)         (498)           (413)
                                             -------      --------        --------
Gain on disposal before tax benefit            2,761
Income tax benefit                             1,746
                                             -------
Gain on disposal                               4,507
                                             -------      --------        --------
Gain (loss) from discontinued operations     $ 4,310         ($498)          ($413)
                                             =======      ========        ========

Autologic's assets and liabilities, as reclassified in the November 4, 2001 balance sheet, include:

                                                            November 4, 2001
                                                          ----------------------
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

Note J--Segment Disclosures

Financial data concerning the Company's sales and segment operating profit
(loss) by reportable operating segment for the six months and the three months ended May 5, 2002 and May 6, 2001, included on page 19 of this Report, are an integral part of these financial statements. During the six months ended May 5, 2002, consolidated assets decreased by $170.2 million, primarily due to the sale of Autologic, the new Securitization Program, the impairment of goodwill in the Staffing Services and Telephone Directory segments and decreases in receivables and inventories in the Telecommunications and Staffing Services segments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note K--Derivative Financial Instruments

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts and foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At May 5, 2002, the Company had entered into foreign currency option and forward contracts in the aggregate notional amount of $11.4 million, which approximated its exposure in foreign currencies at that date.

Note L--Goodwill and Other Intangibles

As of the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under these new rules, goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to annual testing using fair value methodology. Intangible assets with finite, measurable lives continue to be amortized over their respective useful lives until they reach their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result, the Company did not incur any expense for the amortization of goodwill in either the second quarter or first six months of fiscal 2002. The pretax expense for the amortization of goodwill was $0.7 million and $1.5 million in the second quarter and six months ended May 6, 2001, respectively.

The Company engaged independent evaluation firms to determine if any impairment existed in the $39.8 million of goodwill that existed as of the beginning of the fiscal year, November 5, 2001. The evaluation firms primarily used comparable multiples of revenue and EBITDA and other valuation methods to determine the fair value of the reporting units measured. The result of testing goodwill for impairment in accordance with SFAS No. 142, as of November 5, 2001, was a non-cash charge of $31.9 million, which is reported under the caption "Cumulative effect of a change in accounting." The total remaining goodwill of the Company at May 5, 2002 was $8.9 million.

The impairment charge in the Staffing Services segment relates to the Company's European Technical Placement division and the Commercial and Light Industrial division, which have been adversely affected by the economic declines in Europe and the United States, respectively. Both divisions have incurred losses in fiscal 2001 and to-date in fiscal 2002. Accordingly, an impairment charge of $23.9 million (including $2.6 million, the total carrying amount of goodwill for the Commercial and Light Industrial division as of November 5, 2001) was recognized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note L--Goodwill and Other Intangibles--Continued

The impairment charge in the Company's Telephone Directory business relates to its independent telephone directory publishing division ($6.9 million) of the Telephone Directory segment, and the Company's 50% interest in the westVista joint venture ($1.1 million), which also publishes independent directories. Due to the fact that some of the directories purchased have not performed as well as projected, and in some cases, having incurred losses, an impairment charge of $8.0 million was recognized.

The changes in the carrying amount of goodwill by segment during the six months ended May 5, 2002 are as follows:

                                          Balance                        Balance
                                          November      Impairment         May
                                          4, 2001       Charge (1)       5, 2002
                                          --------      ----------       -------
                                                  (Dollars in thousands)
Staffing Services                         $32,271         $23,930         $8,341
Telephone Directory                         6,907           6,907
Computer Systems                              642                            642
                                          -------         -------         ------
Total                                     $39,820         $30,837         $8,983
                                          =======         =======         ======

(1) The impairment charge does not include the $1.1 million charge related to the goodwill associated with the westVista joint venture, as discussed above.

The following tables reflect the impact that the elimination of the amortization portion of SFAS No. 142 would have had on prior year net income and earnings per share, if adopted in 2001:

                                                   Six Months Ended      Three Months Ended
                                                   ----------------      ------------------
                                                     May 6, 2001             May 6, 2001
                                                   ----------------      ------------------
                                                (Dollars in thousands, except per share data)
Reported net income                                      $1,044                $2,929
Add back: Goodwill amortization, net of taxes (a)         1,347                   499
                                                         ------                ------
Adjusted net income                                      $2,391                $3,428
                                                         ======                ======

                                                                Per Share Data
                                                                --------------
Basic and Diluted:
Reported net income per share                            $ 0.07                $ 0.19
Add back: Goodwill amortization per share (a)              0.09                  0.04
                                                         ------                ------
Adjusted net income per share                            $ 0.16                $ 0.23
                                                         ======                ======

(a) Includes goodwill amortization applicable to discontinued operations of $0.3 million, net of taxes, or $0.02 per share and $27,000, net of taxes, for the six months and three months ended May 6, 2001, respectively.

As of May 5, 2002, other intangible assets, which will continue to be amortized, are comprised of specific sales contracts that were purchased, having a definite life, and have a carrying value of $0.2 million, net of accumulated amortization of $0.2 million. The amortization expense for the six and three months ended May 5, 2002 was $0.3 million and $0.2 million, respectively, and the remaining $0.2 million is expected to be amortized by the end of fiscal 2003.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

This Report and other reports and statements issued by the Company and its officers from time-to-time contain certain statements concerning the Company's future plans, objectives, performance, intentions and expectations that are, or may be deemed to be, "forwarding-looking statements." Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

o     general economic, competitive and other business conditions

o continued financial strength of the Company's customers, some of which have announced layoffs, unfavorable financial results, investigations by government agencies and lowered financial expectations for the near term

o     the Company's performance on contracts

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

o     the timing of customer acceptances of systems

o     the Company's dependence on third parties for some product components

o     changes in laws, regulations and government policies

o     the degree and effects of inclement weather

o the Company's ability to maintain a sufficient credit rating to enable it to continue its securitization program and ability to maintain its existing credit rating in order to avoid any increase in interest rates and any increase in fees under its revolving credit facility, as well as to comply with the financial and other covenants applicable under its credit facility and other borrowing instruments

These and certain other factors are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended November 4, 2001 and, from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies

Management's discussion and analysis of its financial position and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgements, assumptions or valuations that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Future reported results of operations can be impacted if the Company's estimates, judgements, assumptions or valuations made in earlier periods prove to be wrong. Management believes the critical accounting policies and areas that require the most significant estimates, judgements assumptions and valuations used in the preparation of the Company's financial statements are as follows:

Revenue Recognition - The Company recognizes revenue as services are rendered. Within the Company's operating segments, these services include the billing of labor, material and directory assistance transactions as they are provided and directories when they are published. In addition, the Company may provide services under long-term contracts. Revenue and costs applicable to long-term contracts, including those providing for software customization or modification, are recognized on the percentage-of-completion method, measured by work performed, or the completed contract method, as appropriate, in accordance with AICPA Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The Company records provisions for estimated losses on contracts when losses become evident. Accumulated unbilled costs on contracts are carried in inventory at the lower of actual cost or estimated realizable value. Under certain contracts with customers, the Company manages the customers' alternative staffing requirements, including transactions between the customer and other staffing vendors ("associate vendors"). When payments to associate vendors are subject to receipt of the customers' payment to the Company and the Company does not bear credit responsibility, the arrangements are considered non-recourse against the Company and the revenue, other than management fees to the Company, is excluded from sales.

Allowance for Uncollectable Accounts - The establishment of an allowance requires the use of judgement and assumptions regarding potential losses on receivable balances. Allowances for doubtful accounts receivable are maintained based upon historical payment patterns, aging of accounts receivable and actual write-off history. The Company believes that these allowances are adequate; however, changes in the financial condition of customers could have an effect on the allowance balance required.

Long-Lived Assets - As of the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new rules, goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to annual testing using fair value methodology. The Company engaged independent evaluation firms, which primarily used comparable multiples of revenue and EBITDA and other valuation methods to determine the fair value of the reporting units measured. An impairment charge is recognized for the amount, if any, by which the carrying value of goodwill exceeds its implied fair value. Intangible assets with finite, measurable lives continue to be amortized over their respective useful lives until they reach their estimated residual values. Property, plant and equipment is recorded at cost, and depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to write off the cost of the assets over their estimated lives. Intangible assets, other than goodwill and property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued

events or changes in circumstances indicate that their carrying amounts may not be recoverable. The fair values of the assets are based upon Company estimates of the discounted cash flows that are expected to result from the use and eventual disposition of the assets or that amount that would be realized from an immediate sale. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value. Although the Company believes its estimates are appropriate, the fair value of the Company's long-lived assets could be affected by using different estimates and assumptions in these valuation techniques.

Capitalized Software - The Company's software technology personnel are involved in the development and acquisition of internal-use software to be used in its Enterprise Resource Planning system and software used in its operating segments, some of which are customer accessible. The Company accounts for the capitalization of software in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent to the preliminary project planning and approval stage, all appropriate costs are capitalized until the point at which the software is ready for its intended use. Subsequent to the software being used in operations, the capitalized costs are transferred from costs-in-process to completed property, plant and equipment, and are accounted for as such. All post-implementation costs, such as maintenance, training and minor upgrades that do not result in additional functionality, are expensed as incurred.

Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated upon consolidation. The Company accounts for the securitization of accounts receivables in accordance with Financial Accounting Standards Board Statement ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the condensed consolidated financial balance sheet. On April 15, 2002, under a new securitization program, the Company, through a special purpose subsidiary, sold a participation interest of $50.0 million out of an initial pool of approximately $162.0 million of receivables. Accordingly, the trade receivables included in the May 5, 2002 balance sheet have been reduced to reflect the $50.0 million participation interest sold.

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

                                                                       Six Months Ended              Three Months Ended
                                                                 --------------------------      ------------------------
                                                                   May 5,          May 6,          May 5,         May 6,
                                                                    2002            2001            2002           2001
                                                                 ---------      -----------      ---------      ---------
Net Sales:                                                                       (Dollars in thousands)
Staffing Services
   Traditional Staffing                                          $ 552,815      $   686,850      $ 287,658      $ 349,078
   Managed Services                                                273,921          401,951        154,469        218,162
                                                                 ---------      -----------      ---------      ---------
   Total Gross Sales                                               826,736        1,088,801        442,127        567,240
   Less: Non-Recourse Managed Services                            (244,428)        (248,238)      (137,662)      (139,658)
                                                                 ---------      -----------      ---------      ---------
   Net Staffing Services                                           582,308          840,563        304,465        427,582
Telephone Directory                                                 31,103           36,612         20,479         23,455
Telecommunications Services                                         60,603          125,453         27,533         54,547
Computer Systems                                                    39,685           31,752         18,168         16,486
Elimination of inter-segment sales                                  (7,521)          (6,819)        (3,220)        (3,687)
                                                                 ---------      -----------      ---------      ---------
Total Net Sales                                                  $ 706,178      $ 1,027,561      $ 367,425      $ 518,383
                                                                 =========      ===========      =========      =========

Segment Operating (Loss) Profit:

Staffing Services                                                $   3,145      $    10,457      $   5,473      $   8,415
Telephone Directory                                                   (876)          (1,179)          (510)          (178)
Telecommunications Services                                         (8,034)           3,948         (5,068)         1,212
Computer Systems                                                     3,965            3,526          1,854          1,813
                                                                 ---------      -----------      ---------      ---------
Total Segment Operating (Loss) Profit                               (1,800)          16,752          1,749         11,262

General corporate expenses                                          (7,907)          (7,522)        (4,149)        (4,031)
Financial Reporting System expense                                  (3,550)          (3,759)        (1,698)        (2,404)
                                                                 ---------      -----------      ---------      ---------
Total Operating (Loss) Profit                                      (13,257)           5,471         (4,098)         4,827

Interest and other income                                              303            4,009            423          3,763
Foreign exchange (loss) gain-net                                       (61)            (178)           (48)            76
Interest expense                                                    (3,041)          (7,031)        (1,218)        (3,154)
                                                                 ---------      -----------      ---------      ---------
(Loss) Income from Continuing Operations Before Income Taxes     ($ 16,056)     $     2,271      ($  4,941)     $   5,512
                                                                 =========      ===========      =========      =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 5, 2002 COMPARED
TO THE SIX MONTHS ENDED MAY 6, 2001

Results of Operations - Summary

In the six-month period of fiscal 2002, consolidated net sales decreased by $321.4 million, or 31%, to $706.2 million, from the comparable period in fiscal 2001. The decrease in fiscal 2002 net sales resulted primarily from a $258.3 million decrease in sales in the Staffing Services segment and a $64.9 million decrease in sales in the Telecommunications Services Segment.

The Company's operating segments reported an operating loss of $1.8 million in the six-month period of fiscal 2002 compared with an operating profit of $16.8 million in the prior year six-month period. Contributing to the six-month fiscal 2002 operating loss was an operating loss of $8.0 million, compared with an operating profit of $3.9 million in the first six months of fiscal 2001, reported by the Telecommunications Services segment and a decrease of $7.3 million in operating profit reported by the Staffing Services segment.

The Company's six-month fiscal 2002 loss from continuing operations before income taxes was $16.1 million compared to income from continuing operations before taxes of $2.3 million in the first six months of fiscal 2001. Non-recurring items affecting results from continuing operations in the first six months of fiscal 2001 included a gain on the sale of the Company's interest in a real estate partnership of $4.2 million, partially offset by a write-down of an investment in marketable securities of $0.7 million. In addition, results from continuing operations for the six months of fiscal 2001 included amortization of goodwill, which is no longer permitted to be amortized, of $1.5 million.

Consolidated results for the six-month period of fiscal 2002 included a net gain, after taxes, of $4.3 million comprised of a $4.5 million gain, including a tax benefit of $1.7 million, on the sale of the Company's interest in Autologic partially offset by a loss from Autologic's operations through the disposal date of $0.2 million (compared to $0.5 million in fiscal 2001). In addition, fiscal 2002 six-month results included a $1.3 million, net of taxes, extraordinary charge for the early payment of the Company's remaining $30.0 million outstanding Senior Notes and the write-down of goodwill of $31.9 million, reported as a cumulative effect of a change in accounting.

The net loss for the first six months of fiscal 2002 was $38.8 million compared with net income of $1.0 million in the prior year first six-month period.

Results of Operations - By Segment

Sales of the Staffing Services segment decreased by $258.3 million, or 31%, to $582.3 million in fiscal 2002 and the segment reported an operating profit of $3.1 million compared to $10.5 million in the first six months of fiscal 2001. The Technical Placement division reported an operating profit of $10.3 million on sales of $385.6 million for the six months of fiscal 2002 compared with an operating profit of $13.6 million on sales of $574.0 million in the prior year six-month period. Lower-margin managed service sales comprised 63% of the sales decline reported by the division. Despite the significant decrease in both traditional and managed service sales, an increase in gross margins of 3.8 percentage points, as well as continued overhead reductions and the absence in fiscal 2002 of goodwill amortization of $1.0 million, enabled the Technical Placements division to increase

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 5, 2002 COMPARED
TO THE SIX MONTHS ENDED MAY 6, 2001--Continued

Results of Operations - By Segment--Continued

its profit margin percentages. The Commercial and Light Industrial division reported an operating loss of $7.2 million on sales of $196.7 million for the first six months of fiscal 2002 compared with an operating loss of $3.1 million on sales of $266.6 million in the prior year six-month period. The increase in operating loss was the result of a 25% decline in traditional staffing sales, partially offset by lower overhead due to cost reduction efforts. A return to a better economic climate will be necessary to return the Commercial and Light Industrial division to profitability, as the revenue declines in this division are too significant to be compensated for by cost reductions.

The Telephone Directory segment's sales decreased by $5.5 million, or 15%, to $31.1 million in the first half of fiscal 2002, while its operating loss decreased to $0.9 million in the six month period of fiscal 2002 from $1.2 million in fiscal 2001. The decrease in sales was primarily the result of lower printing sales in Uruguay due to the economic instability in the region, particularly Argentina, and decreases in independent directory and toll-free directory publishing sales. However, an increase in gross margins of 2.5 percentage points, decreases in overhead, due to cost reduction efforts, and the absence in fiscal 2002 of goodwill amortization of $0.4 million, enabled the segment to decrease its operating losses despite the decline in revenue. Historically, the segment produces all of its profits in the third and fourth quarters of the fiscal year.

The Telecommunications Services segment's sales decreased by $64.9 million, or 51.7%, to $60.6 million in the first six months of fiscal 2002 and the segment sustained an operating loss of $8.0 million in the first six months of fiscal 2002 compared with an operating profit of $3.9 million in the comparable fiscal 2001 period. Despite a decrease in overhead of 21% due to cost reduction efforts, the results of the segment continue to be affected by the decline in capital spending within the telecommunications industry. This factor has also increased competition for available work, pressuring pricing and margins. The Company is currently examining alternatives which would permit the segment to operate profitably at the lower revenue levels without impairing its ability to take advantage of opportunities when capital spending increases.

The Computer Systems segment's sales increased by $7.9 million, or 25%, to $39.7 million in the first half of fiscal 2002 and its operating profit increased by $0.4 million, or 12%, to $4.0 million. The growth in operating profit is the result of increased sales in all of the segment's divisions, including the segment's Application Service Provider directory assistance and web-based services and IT services provided by its Maintech division. In addition, the first half of fiscal 2002 sales included project revenues of $4.2 million for its European operation, VoltDelta Europe, associated with the customer's acceptance of a new operator services switching infrastructure. This lower margined project was accounted for under the completed contract method.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the six-month periods were:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 5, 2002 COMPARED
TO THE SIX MONTHS ENDED MAY 6, 2001--Continued

Results of Operations - Other--Continued

Selling and administrative expenses decreased by $2.0 million, or 5%, to $34.9 million for the first six months of fiscal 2002 from the comparable fiscal 2001 period as a result of decreased commissions and incentives on lower sales, the Company's cost cutting initiatives and reduced financial reporting system expenses in the second quarter of fiscal 2002. Selling and administrative expenses, expressed as a percentage of sales, were 4.9% in the six-month period of fiscal 2002 and 3.6% in the comparable fiscal 2001 period.

Depreciation and amortization decreased by $1.4 million, or 12%, to $10.8 million in the first six months of fiscal 2002. The decrease was attributable to a $1.5 million reduction in goodwill amortization due to the effect of new rules on accounting for goodwill which eliminated amortization of goodwill in favor of annual impairment tests (see "Critical Accounting Policies," above).

The decrease in the other expense from the first six months of fiscal 2001 of $0.6 million is the result of the absence in fiscal 2002 of a write-down of an investment in marketable securities of $0.7 million in the second quarter of fiscal 2001.

The foreign exchange loss in the first half of fiscal 2002 was $0.1 million compared with $0.2 million in fiscal 2001. The reduction was a result of favorable currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, the Company utilizes foreign currency option and forward contracts, when required, that generally settle on the last weekday of each quarter.

Interest expense decreased by $4.0 million, or 57%, to $3.0 million in the first six months of fiscal 2002. The decrease was the result of lower borrowings under the Company's credit facilities and the early repayment of the remaining $30.0 million of Senior Notes, as well as reduced working capital requirements resulting from revenue declines, partially offset by increased interest expense related to a new $15.1 million, 8.2% term loan and higher interest rates in Uruguay (see "Liquidity and Sources of Capital," below).

The Company's effective tax rate on its financial reporting pre-tax income was a 38.5% benefit in the first six months of fiscal 2002 compared to an effective tax rate provision of 32.1% in fiscal 2001. The effective tax rate was lower in 2001 due to 2001 general business credits being higher in relation to pre-tax income, partially offset by the absence in fiscal 2002 of non-deductible goodwill amortization and by foreign losses for which no tax benefit was provided.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 5, 2002 COMPARED
TO THE THREE MONTHS ENDED MAY 6, 2001

Results of Operations - Summary

In the second quarter of fiscal 2002, consolidated net sales decreased by $151.0 million, or 29%, to $367.4 million from the comparable period in fiscal 2001. The decrease in fiscal 2002 net sales resulted primarily from a $123.1 million decrease in sales in the Staffing Services segment and a $27.0 million decrease in sales in the Telecommunications Services segment.

The Company's operating segments reported an operating profit of $1.7 million in the second quarter of fiscal 2002 compared to an operating profit of $11.3 million in the fiscal 2001 second quarter. The decrease in segment operating profit was primarily the result of an operating loss of $5.1 million in the second quarter of fiscal 2002 compared to an operating profit of $1.2 million in the fiscal 2001 second quarter reported by the Telecommunications Services segment and a decline in operating profit of $2.9 million reported by the Staffing Services segment.

The Company's second quarter fiscal 2002 loss from continuing operations before income taxes was $4.9 million, compared to income from continuing operations before taxes of $5.5 million in fiscal 2001. Non-recurring items affecting results from continuing operations in the second quarter of fiscal 2001 included a gain on the sale of the Company's interest in a real estate partnership of $4.2 million, partially offset by a write-down of an investment in marketable securities of $0.7 million. In addition, results from continuing operations in the second quarter of fiscal 2001 included amortization of goodwill, which is no longer permitted to be amortized, of $0.7 million.

Consolidated results for the second quarter of fiscal 2002 included a $1.3 million, net of taxes, extraordinary charge for the early payment of the Company's remaining $30.0 million outstanding Senior Notes. Included in the results of the second quarter of fiscal 2001 is a $0.4 million loss from Autologic, which was sold in the first quarter of fiscal 2002 and is considered a discontinued operation.

The Company incurred a net loss of $4.4 million in the second quarter of fiscal 2002 compared with net income of $2.9 million in the second quarter of 2001.

Results of Operations - By Segment

Sales of the Staffing Services segment decreased by $123.1 million, or 29%, to $304.5 million in the fiscal 2002 second quarter and the segment's operating profit decreased by $2.9 million, or 35%, to $5.5 million in the fiscal 2002 second quarter. The Technical Placement division reported an operating profit of $8.3 million on sales of $201.5 million for the second quarter of fiscal 2002 compared with an operating profit of $9.7 million on sales of $298.5 million in the prior year comparable period. Lower-margin managed service sales comprised 62% of the sales decline reported by the division. Cost reductions and the absence in the second quarter of fiscal 2002 of goodwill amortization of $0.5 million resulted in a $6.6 million, or 13%, reduction in overhead compared to the 2001 second quarter. The Commercial and Light Industrial division sustained an operating loss of $2.8 million on sales of $103.0 million during the quarter compared with an operating loss of $1.3 million on sales of $129.1 million for the second quarter of fiscal 2001. Although the division continued to be adversely

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 5, 2002 COMPARED
TO THE THREE MONTHS ENDED MAY 6, 2001--Continued
                                                -

Results of Operations - By Segment--Continued

affected by the nation's economic conditions, the losses reported in the second quarter of fiscal 2002 declined 34% from the losses incurred in the first quarter fiscal 2002.

The Telephone Directory segment's sales decreased by $3.0 million, or 13%, to $20.5 million in the fiscal 2002 second quarter and its operating loss increased to $0.5 million in fiscal 2002 second quarter from $0.2 million in prior year comparable period. Lower revenue in this segment, that historically produces all of its profits in the third and fourth quarters of the fiscal year, partially offset reduced overhead and the absence of goodwill amortization in the fiscal 2002 second quarter of $0.2 million. The segment's Uruguayan operations have been negatively impacted by economic instability in the region, particularly in Argentina, and were responsible for most of the reduced revenue and the increase in operating loss.

The Telecommunications Services segment's sales decreased by $27.0 million, or 50%, to $27.5 million in the second quarter of fiscal 2002, and it sustained an operating loss of $5.1 million in the fiscal 2002 second quarter compared with an operating profit of $1.2 million in the fiscal 2001 second quarter. Although overhead spending declined by approximately $4.0 million from the fiscal 2001 second quarter, the decline in revenue and the pressure on margins due to the competition for fewer available projects resulted in an operating loss for the quarter.

The Computer Systems segment's sales increased by $1.7 million, or 10%, to $18.2 million in the fiscal 2002 second quarter and its operating profit increased by $0.1 million, or 2%, to $1.9 million in the fiscal 2002 second quarter. The growth in operating profit was the result of the continued expansion of the segment's directory assistance business and an increase in sales by the segment's IT service company, Maintech, offset by lower system sales in the fiscal 2002 second quarter.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Selling and administrative expenses decreased by $2.9 million, or 13%, to $19.5 million in the second quarter of fiscal 2002 from the comparable period in fiscal 2001 as a result of decreased commissions and incentives on lower sales, the Company's cost cutting initiatives and reduced financial reporting system expenses in the second quarter of fiscal 2002. Financial reporting system expenses, which include equipment rental and the use of outside consultants, decreased $0.7 million in the second quarter of fiscal 2002 as the Company has replaced consultants used in fiscal 2001 with in-house employees. Selling and administrative expenses, expressed as a percentage of sales, were 5.3% in the second quarter of fiscal 2002 and 4.3% in the comparable fiscal 2001 period.

Depreciation and amortization decreased by $0.9 million, or 14%, to $5.2 million in the fiscal 2002 second quarter. The decrease was attributable to a $0.7 million reduction in goodwill amortization due to the effect of new rules on accounting for goodwill which eliminated amortization of goodwill in favor of annual impairment tests (see "Critical Accounting Policies," above).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 5, 2002 COMPARED
TO THE THREE MONTHS ENDED MAY 6, 2001--Continued

Results of Operations - Other--Continued

Other income of $0.2 million in the second quarter of fiscal 2002 million resulted primarily from the Company's share of earnings of its joint venture, westVista Advertising Services. Other loss in the second quarter of fiscal 2001 of $0.7 million was primarily the result of the write-down of an investment in marketable securities.

The foreign exchange loss in the second quarter of fiscal 2002 was $48,000 compared to a foreign exchange gain of $76,000 in fiscal 2001. The loss was the result of unfavorable currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, the Company utilizes foreign currency option and forward contracts, when required, that generally settle on the last weekday of each quarter.

Interest expense decreased by $1.9 million, or 61%, to $1.2 million in the second quarter of fiscal 2002. The decrease was the result of lower borrowings under the Company's credit facilities and the early repayment of the remaining $30.0 million of Senior Notes as well as reduced working capital requirements resulting from revenue declines, partially offset by increased interest expense related to a new $15.1 million, 8.2% term loan and higher interest rates in Uruguay (see "Liquidity and Sources of Capital," below).

The Company's effective tax rate on its financial reporting pre-tax income was a 36.3% benefit in the second quarter of fiscal 2002 compared to an effective tax rate provision of 39.4% in the fiscal second quarter 2001. The decreased rate in the fiscal 2002 second quarter was attributable to the absence in the second quarter of fiscal 2002 of non-deductible goodwill amortization and by foreign losses for which no tax benefit was provided, partially offset by higher general business credits in the fiscal 2001 second quarter.

Liquidity and Sources of Capital

Cash and cash equivalents increased by $21.6 million to $40.0 million in the six months ended May 5, 2002. Operating activities, exclusive of changes in operating assets and liabilities, produced $7.0 million of cash, as the Company's net loss of $38.8 million included non-cash charges primarily for the impairment of goodwill of $31.9 million, depreciation and amortization of $10.8 million and accounts receivable provisions of $5.5 million, partially offset by the net gain from discontinued operations of $4.3 million. Changes in operating assets and liabilities produced $92.3 million of cash, net, principally due to cash provided by decreases in the levels of accounts receivable of $56.4 million and inventory of $7.2 million, proceeds from the new securitization program of $50.0 million and an increase of $8.7 million in customer advances, partially offset by a $17.9 million reduction of accounts payable and accrued expenses and a $8.4 million reduction in net income taxes.

The principal factor in the cash provided by investing activities was the proceeds received from the sale of Autologic of $24.2 million, partially offset by the expenditure of $7.0 million for property, plant and equipment.

A decrease of $61.8 million in bank loans and a $33.3 million payment of debt, including the early payment of the $30.0 million outstanding of Senior Notes, were the principal factors in the cash applied to financing activities of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital--Continued

$95.1 million. The funds used to reduce bank loans and repay the long term debt include the $24.2 million proceeds received from the sale of Autologic, the $50.0 million proceeds received from the new Securitization Program and cash provided due to reduced working capital requirements.

In fiscal 2000, the Company began development of a new internet-based Front End System designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance, and other functions in the branch offices of the Staffing Services segment. The total costs to develop and install this system are anticipated to be approximately $16.0 million, of which approximately $6.0 million has been incurred to date. The Company has no other material capital commitments.

The following table summarizes the Company's contractual cash obligations and other commercial commitments at May 5, 2002:

Contractual Cash Obligations                                 Payments Due By Period
                                           --------------------------------------------------------
                                                       Less than      1-3         4-5       After 5
                                            Total       1 year       years       years       years
                                           --------   -----------   -------     -------     -------
                                                           (Dollars in thousands)
7.86% Term Loan                            $ 14,971     $   328     $   742     $   873     $13,028
Notes Payable to Banks                        3,303       3,303
Other Note Payable, including interest        1,256       1,256
                                           --------     -------     -------     -------     -------
Total Debt                                   19,530       4,887         742         873      13,028
Securitization Program, used                 50,000      50,000
Operating Leases (a)                         60,116      18,377      25,173      12,521       4,045
                                           --------     -------     -------     -------     -------
Total Contractual Cash Obligations         $129,646     $73,264     $25,915     $13,394     $17,073
                                           ========     =======     =======     =======     =======

(a) As of November 4, 2001. There has been no material change through May 5, 2002. Represents the future minimum rental commitments for all non-cancelable operating leases.

Other Commercial Commitments                       Amount by Commitment Expiration Period
                                           --------------------------------------------------------
                                                       Less than      1-3         4-5       After 5
                                            Total       1 year       years       years       years
                                           --------   -----------   -------     -------     -------
                                                           (Dollars in thousands)
Lines of Credit, unused                     $ 7,104     $ 7,104
Revolving Credit Facility, unused            40,000                 $40,000
Securitization Program, unused               50,000                  50,000
Standby Letters of Credit                       198         198
                                            -------     -------     -------
Total Commercial Commitments                $97,302     $ 7,302     $90,000
                                            =======     =======     =======

The Company believes that its current financial position, working capital, future cash flows, credit lines and accounts receivable Securitization Program are sufficient to fund its presently contemplated operations and satisfy its debt obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital--Continued

Credit Lines

At May 5, 2002, the Company had credit lines with domestic and foreign banks that provide for borrowings and letters of credit up to an aggregate of $50.4 million, including a $40.0 million credit facility ("Credit Facility") in favor of the Company and designated subsidiaries under a secured syndicated revolving credit agreement ("Credit Agreement") which expires in April 2004. The Credit Facility includes a $15.0 million letter of credit sub-facility. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, N. A. and Lloyds TSB Bank PLC. This two-year Credit Facility along with a three-year accounts receivable securitization program (see below) replaced the Company's $115.5 million credit agreement which was due to expire in September 2002. Borrowings under the Credit Facility are limited to a specified borrowing base, which is based upon the level of receivables at the time of each calculation. At May 5, 2002, the borrowing base was approximately $31.7 million. To date, the Company and its subsidiaries have made no borrowings under the Credit Facility. Borrowings under the Credit Facility are to bear interest at various rate options selected by the Company at the time of each borrowing, certain of which rate options are based on a leverage ratio, as defined. The Company has also agreed to pay a facility fee, the amount of which is based upon a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based on the Company's leverage ratio at May 5, 2002, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.0% per annum. At May 5, 2002, the facility fee was 0.4% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million (the Company's consolidated tangible net worth as of May 5, 2002 was $222.0 million); limits cash dividends and capital stock repurchases and redemptions by the Company in any one fiscal year to 25% of consolidated net income, as defined, for the prior fiscal year; requires the Company to maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.0 to 1.0 for the four fiscal quarters ending November 3, 2002 and 1.25 to 1.0 for each of the four fiscal quarters ending as of the last day of each quarter thereafter; and requires that there be no net loss, excluding non-operating items, in either of the final two fiscal quarters in the Company's current fiscal year, ending November 3, 2002. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers; however, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility, with four of those guarantors having pledged accounts receivable, other than those in the Securitization Program, the level of which at May 5, 2002 was approximately $42.5 million, as collateral security for their guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital--Continued

the Credit Facility. The Company has pledged all of the stock of Volt Funding (discussed below) as collateral security for its own obligations under the Credit Facility.

At May 5, 2002, the Company had total outstanding short-term bank borrowings of $3.3 million, none of which was borrowed under the Credit Facility. The Company is currently in compliance with the covenants included in the Credit Agreement.

Securitization Program - Off-Balance Sheet Financing

Effective April 15, 2002, the Company entered into a $100.0 million three-year accounts receivable securitization program ("Securitization Program"). Under the Securitization Program, receivables related to the staffing solutions business of the Company and its subsidiaries are sold from time to time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum investment by TRFCO at any one time of $100.0 million). The Company retains the servicing responsibility for the accounts receivable. On April 15, 2002, TRFCO initially purchased from Volt Funding a participation interest of $50.0 million out of an initial pool of approximately $162.0 million of receivables. Of the $50.0 million cash paid by Volt Funding to the Company, $35.0 million was used to repay the entire outstanding principal balance under the Company's former revolving credit facility.

The Securitization Program is designed to enable receivables sold by the Company to Volt Funding to constitute true sales of those receivables. As a result, the receivables are available to satisfy Volt Funding's own obligations to its own creditors before being available, through the Company's residual equity interest in Volt Funding, to satisfy the Company's creditors (subject, as described above, to the security interest that the Company has granted in the common stock of Volt Funding in favor of the lenders under the Company's new Credit Facility). TRFCO has no recourse to the Company (beyond the pool of receivables owned by Volt Funding) for any of the sold receivables.

The Company accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the consolidated balance sheet (no debt is recorded) and the proceeds from the sale are reflected as cash provided by operating activities. Losses and expenses associated with the transactions, primarily related to discounts on TRFCO's commercial paper, are charged to the consolidated statement of income.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof from a nationally recognized rating organization. The Company's most recent long-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital--Continued

term debt rating was "BBB-" with a negative rating outlook as a result of consecutive quarters of worse than expected results primarily due to the Company's high sensitivity to the weakened economic environment, which has adversely affected the Staffing Services segment.

The Effect of New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to SFAS No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 are required to be adopted by the Company in its consolidated financial statements for the first quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 145 will not have a material impact on the Company's consolidated financial position and results of operations, but will require a future reclassification of the extraordinary item arising from the March 2002 early payment of the Company's Senior Notes.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:

Interest Rate Market Risk

The Company has cash and cash equivalents ($40.0 million at May 5, 2002) on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks, which provide for borrowings and letters of credit up to an aggregate of $50.4 million and a $100.0 million accounts receivable Securitization Program. At May 5, 2002, short-term borrowings and accounts receivable financing under the Securitization Program amounted to $53.3 million under these agreements, of which $50.0 million was under the Securitization Program. The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company policy is to take actions that would mitigate such risk when appropriate and available.

The Company's long-term debt of $14.6 million at May 5, 2002 consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not exposed to changes in interest rates in the near term.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At May 5, 2002, the total market value of these investments is $3.9 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuate against the dollar, which may impact reported earnings. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts to hedge the adverse impact on foreign currency receivables when the dollar strengthens against the related foreign currency. At May 5, 2002, the Company had entered into foreign currency option and forward contracts in the aggregate notional amount of $11.4 million, which approximated its exposure in foreign currencies at that date. As a result, the Company does not believe that it is exposed to material foreign exchange market risk.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2002 Annual Meeting of shareholders held on April 18, 2002, shareholders:

      (a) elected the following to serve as Class II directors of the Company to serve until the 2004 Annual Meeting the shareholders by the following votes:

                                               For       Vote Withheld
                                               ---       -------------
                  Lloyd Frank              13,168,464        738,551
                  Bruce G. Goodman         13,168,464        738,551
                  Mark N. Kaplan           13,168,464        738,551
                  Irwin B. Robins          13,168,009        739,006
                  Steven A. Shaw           13,168,464        738,551

      (b) ratified the action of the Board of Directors in appointing Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending November 3, 2002 by the following vote:

                      For               Against          Abstain
                      ---               -------          -------
                  13,816,329            81,033            9,653

There were no broker non-votes on any of the matters voted upon.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit       Description
--------------------------------------------------------------------------------

15.01         Letter from Ernst & Young LLP

15.02 Letter from Ernst & Young LLP regarding interim financial information

(b)   Reports on Form 8-K:

There were two Reports on Form 8-K filed during the quarter ended May 5, 2002. A report dated February 5, 2002 (date of earliest event reported) reporting under
Item 5, Other Events, Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure and a report dated April 23, 2002 (date of earliest event reported) reporting under Item 5, Other Events and Item 7, Financial Statements and Exhibits. No financial statements were filed with either report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VOLT INFORMATION SCIENCES, INC.
                                                 (Registrant)


                                       BY: /s/ JACK EGAN
                                           -------------------------------------
Date: June 17, 2002                        JACK EGAN
                                           Vice President - Corporate Accounting
                                           (Principal Accounting Officer)