Form 10-Q
period 2002-08-04
VOLT INFORMATION SCIENCES INC
filed 2002-09-17
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the nine months ended August 4, 2002

   Or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ___________________

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

                                 Yes |X| No |_|

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of September 13, 2002 was 15,217,415.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations -
         Nine Months and Three Months Ended August 4, 2002 and
         August 5, 2001                                                        3

         Condensed Consolidated Balance Sheets -
         August 4, 2002 and November 4, 2001                                   4

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended August 4, 2002 and August 5, 2001                   5

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            17

Item 3.  Qualitative and Quantitative Disclosures about Market Risk           32

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     33

SIGNATURE                                                                     33

CERTIFICATIONS BY PRINCIPAL EXECUTIVE AND FINANCIAL OFFICERS                  34

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                               Nine Months Ended          Three Months Ended
                                                           -------------------------    ----------------------
                                                            August 4,      August 5,    August 4,    August 5,
                                                                 2002           2001         2002         2001
                                                           ----------     ----------    ---------    ---------
                                                                 (In thousands, except per share amounts)
NET SALES                                                  $1,082,813     $1,486,564     $376,635     $459,003

  COST AND EXPENSES:
  Cost of sales                                             1,023,602      1,406,020      349,800      433,001
  Selling and administrative                                   52,428         58,237       17,547       21,332
  Depreciation and amortization--Note L                        16,640         18,411        5,888        6,245
                                                           ----------     ----------     --------     --------
                                                            1,092,670      1,482,668      373,235      460,578
                                                           ----------     ----------     --------     --------

OPERATING (LOSS) PROFIT                                        (9,857)         3,896        3,400       (1,575)

OTHER INCOME (EXPENSE):
  Interest income                                                 610            705          204          205
  Other (expense) income-net--Notes B, F and G                   (663)         1,263         (560)       1,927
  Foreign exchange (loss) gain-net--Note K                       (316)           (64)        (255)         114
  Interest expense                                             (3,819)        (9,493)        (778)      (2,462)
  Gain on sale of partnership interest--Note I                                 4,173
                                                           ----------     ----------     --------     --------
(Loss) income from continuing operations before income
  taxes                                                       (14,045)           480        2,011       (1,791)
Income tax benefit (provision)                                  5,306            103         (878)         832
                                                           ----------     ----------     --------     --------
(Loss) income from continuing operations                       (8,739)           583        1,133         (959)

Discontinued operations, net of taxes--Note I                   4,310           (781)                     (283)
Extraordinary item--Note E:
  Loss on early payment of debt, net of taxes                  (1,262)
Cumulative effect of a change in accounting--Note L:
  Goodwill impairment                                         (31,927)
                                                           ----------     ----------     --------     --------

NET (LOSS) INCOME                                            ($37,618)         ($198)    $  1,133      ($1,242)
                                                           ==========     ==========     ========     ========

                                                                             Per Share Data
                                                                             --------------
Basic and Diluted:
  (Loss) income from continuing operations per share           ($0.57)    $     0.04     $   0.07       ($0.06)
  Discontinued operations per share                              0.28          (0.05)                    (0.02)
  Extraordinary loss per share                                  (0.08)
  Cumulative effect of a change in accounting per share         (2.10)
                                                           ----------     ----------     --------     --------
  Net (loss) income per share                                  ($2.47)        ($0.01)    $   0.07       ($0.08)
                                                           ==========     ==========     ========     ========

Weighted average number of shares-Basic--Note H                15,216         15,211       15,217       15,215
                                                           ==========     ==========     ========     ========

Weighted average number of shares-Diluted--Note H              15,216         15,211       15,280       15,215
                                                           ==========     ==========     ========     ========

     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 August 4,        November 4,
                                                                                                      2002               2001(a)
                                                                                                 ---------        -----------
ASSETS                                                                                          (Unaudited)
CURRENT ASSETS                                                                                  (In thousands, except shares)
  Cash and cash equivalents, including restricted cash of $15,070 (2002)--Note K                 $  44,647          $  18,474
  Short-term investments                                                                             3,709              3,778
  Trade accounts receivable less allowances of $10,579 (2002) and $9,376 (2001)
    --Notes B and E                                                                                273,058            362,784
  Assets held for sale--Notes G and I                                                                2,660             47,635
  Inventories--Note C                                                                               33,872             36,186
  Recoverable income taxes                                                                          11,368
  Deferred income taxes                                                                              7,369              8,585
  Prepaid expenses and other assets                                                                 19,577             13,487
                                                                                                 ---------          ---------
TOTAL CURRENT ASSETS                                                                               396,260            490,929

Investment in joint venture--Note G                                                                     38              3,739
Property, plant and equipment less allowances for depreciation and amortization of
    $84,522 (2002) and $70,517 (2001)--Note E                                                       90,666             97,147
Deposits and other assets                                                                            3,563              5,152
Intangible assets-net of accumulated amortization of $1,227 (2002) and
    $12,138 (2001)--Note L                                                                           9,106             40,269
                                                                                                 ---------          ---------
TOTAL ASSETS                                                                                     $ 499,633          $ 637,236
                                                                                                 =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks--Note D                                                                 $   2,505          $  65,843
  Current portion of long-term debt--Note E                                                          1,517             31,429
  Accounts payable                                                                                 145,318            114,544
  Liabilities related to assets held for sale--Note I                                                                  26,313
  Accrued wages and commissions                                                                     38,474             47,282
  Accrued taxes other than income taxes                                                             17,580             15,412
  Accrued interest and other accruals                                                                8,495             20,936
  Customer advances and other liabilities                                                           25,471             16,548
  Income taxes                                                                                                          2,038
                                                                                                 ---------          ---------
TOTAL CURRENT LIABILITIES                                                                          239,360            340,345

Long-term debt--Note E                                                                              14,557             15,993
Deferred income taxes                                                                               13,458             11,086

STOCKHOLDERS' EQUITY--Notes D, E and F
Preferred stock, par value $1.00; authorized--500,000 shares; issued--none
Common stock, par value $.10; authorized--30,000,000 shares; issued--
    15,217,415 shares                                                                                1,522              1,522
Paid-in capital                                                                                     41,037             41,002
Retained earnings                                                                                  190,148            227,766
Accumulated other comprehensive loss                                                                  (449)              (478)
                                                                                                 ---------          ---------
TOTAL STOCKHOLDERS' EQUITY                                                                         232,258            269,812
                                                                                                 ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 499,633          $ 637,236
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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                   Nine Months Ended
                                                                                -----------------------
                                                                                August 4,     August 5,
                                                                                     2002          2001
                                                                                ---------     ---------
                                                                                   (In thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net loss                                                                        ($ 37,618)        ($198)
Adjustments to reconcile net loss to cash provided by operating activities:
    Discontinued operations                                                        (4,310)          781
    Extraordinary item                                                              1,262
    Cumulative effect of a change in accounting - goodwill impairment              31,927
    Depreciation and amortization                                                  16,640        18,458
    Equity in net income of joint venture                                             (50)          (49)
    Gain on sale of partnership interest                                                         (4,173)
    Net gain on marketable securities                                                            (1,090)
    Accounts receivable provisions                                                  7,991         6,758
    Loss (gain) on foreign currency translation                                       207           (27)
    Deferred income tax provision (benefit)                                         3,576          (492)
    Other                                                                             227           129
    Changes in operating assets and liabilities:
     Decrease in accounts receivable                                               30,569        54,391
     Proceeds from securitization of accounts receivable                           50,000
     Decrease in inventories                                                        2,314        15,421
     Increase in prepaid expenses and other current assets                         (5,622)       (1,225)
     Decrease in other assets                                                       1,080         1,628
     Increase (decrease) in accounts payable                                       31,427       (35,309)
     Decrease in accrued expenses                                                 (19,331)       (4,964)
     Increase in customer advances and other liabilities                            9,023         6,963
     Net change in income taxes                                                   (10,830)       (8,574)
                                                                                ---------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         108,482        48,428
                                                                                ---------      --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                             Nine Months Ended
                                                                          -----------------------
                                                                          August 4,     August 5,
                                                                               2002          2001
                                                                          ---------     ---------
                                                                               (In thousands)
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                                       $    634      $  2,622
Purchases of investments                                                       (882)       (1,448)
Acquisitions                                                                                 (174)
Proceeds from disposals of property, plant and equipment                        719         1,263
Purchases of property, plant and equipment                                  (10,706)      (19,781)
Proceeds from sale of subsidiary                                             24,233
Proceeds from sale of partnership interest                                                  4,017
Other                                                                                           1
                                                                           --------      --------
NET CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES                       13,998       (13,500)
                                                                           --------      --------

CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Payment of debt                                                             (33,395)       (1,974)
Exercise of stock options                                                        35           141
Decrease in notes payable to banks                                          (61,760)      (35,373)
                                                                           --------      --------
NET CASH APPLIED TO FINANCING ACTIVITIES                                    (95,120)      (37,206)
                                                                           --------      --------

Effect of exchange rate changes on cash                                      (1,187)          (73)
                                                                           --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
   FROM CONTINUING OPERATIONS                                                26,173        (2,351)

Net increase in cash and cash equivalents from discontinued operations                      2,446
                                                                           --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    26,173            95

Cash and cash equivalents, beginning of period                               18,474        34,099
                                                                           --------      --------

CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH, END OF PERIOD        $ 44,647      $ 34,194
                                                                           ========      ========

SUPPLEMENTAL INFORMATION Cash paid during the period:
Interest expense                                                           $  4,644      $  9,961
Income taxes, net of refunds                                               $  4,520      $  7,403

     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at August 4, 2002, consolidated results of operations for the nine and three months ended August 4, 2002 and August 5, 2001 and consolidated cash flows for the nine months ended August 4, 2002 and August 5, 2001. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 4, 2001. Except as described in Note L, the accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

Note B--Securitization Program

Effective April 15, 2002, the Company entered into a $100.0 million, three-year accounts receivable securitization program ("Securitization Program"). Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $100.0 million). The Company retains the servicing responsibility for the accounts receivable. On April 15, 2002, TRFCO initially purchased from Volt Funding a participation interest of $50.0 million out of an initial pool of approximately $162.0 million of receivables. Of the $50.0 million cash paid by Volt Funding to the Company, $35.0 million was used to repay the entire outstanding principal balance under the Company's former revolving credit facility (see Note D).

The Securitization Program is designed to enable receivables sold by the Company to Volt Funding to constitute true sales of those receivables. As a result, the receivables are available to satisfy Volt Funding's own obligations to its own creditors before being available, through the Company's residual equity interest in Volt Funding, to satisfy the Company's creditors (subject also, as described in Note E, to the security interest that the Company has granted in the common stock of Volt Funding in favor of the lenders under the Company's new Credit Facility). TRFCO has no recourse to the Company (beyond the pool of receivables owned by Volt Funding) for any of the sold receivables.

The Company accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the consolidated balance sheet (no debt is recorded) and the proceeds

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note B--Securitization Program--Continued

from the sale are reflected as cash provided by operating activities. Losses and expenses associated with the transactions, primarily related to discounts on TRFCO's commercial paper, are charged to the consolidated statement of operations.

In conjunction with the initial and subsequent transactions through August 4, 2002, the Company incurred charges of $0.4 million, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 3% per annum. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period.

At August 4, 2002, the Company's carrying retained interest, net of a service fee liability, was approximately $106.6 million, in a revolving pool of receivables of approximately $156.7 million. The outstanding balance of the undivided interest sold to TRFCO was $50.0 million at August 4, 2002. Accordingly, the trade accounts receivable included on the August 4, 2002 balance sheet have been reduced to reflect the $50.0 million participation interest sold.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof from a nationally recognized rating organization. The Company's most recent long-term debt rating was "BBB-" with a negative rating outlook as a result of consecutive difficult quarters primarily due to the Company's high sensitivity to the weakened economic environment, which has adversely affected the Staffing and Telecommunications Services segments.

Note C--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:

                                                     August 4,       November 4,
                                                          2002              2001
                                                     ---------       -----------
                                                           (In thousands)

Staffing Services                                      $    31           $    29
Telephone Directory                                     15,406             9,805
Telecommunications Services                             13,630            22,970
Computer Systems                                         4,805             3,382
                                                       -------           -------

Total                                                  $33,872           $36,186
                                                       =======           =======

The cumulative amounts billed under service contracts at August 4, 2002 and November 4, 2001 of $0.5 million and $4.6 million, respectively, are credited against the related costs in inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Short-Term Borrowings

At August 4, 2002, the Company had total outstanding bank borrowings of $2.5 million under credit lines with foreign banks that provide for borrowings and letters of credit up to an aggregate of $10.7 million. In addition to these lines, at November 4, 2001, the Company had a revolving credit agreement, which provided for $115.5 million of borrowings. The Company had total outstanding bank borrowings of $60.3 million under the revolving credit agreement at November 4, 2001. This revolving credit agreement was replaced in April 2002 by the Securitization Program (see Note B) and a new, two-year, $40.0 million Credit Facility (see Note E).

Note E--Long-Term Debt

Long-term debt consists of the following:

                                                      August 4,      November 4,
                                                           2002             2001
                                                      ---------      -----------
                                                            (In thousands)

7.92% Senior Notes (a)                                                   $30,000
Term loan (b)                                           $14,891           15,125
Note payable (c)                                          1,183            2,297
                                                        -------          -------
                                                         16,074           47,422
Less amounts due within one year                          1,517           31,429
                                                        -------          -------

Total long-term debt                                    $14,557          $15,993
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

(b) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings (carrying amount at August 4, 2002, $11.8 million). The obligation is guaranteed by the Company.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Long-Term Debt--Continued

Effective April 15, 2002, the Company entered into a $40.0 million, two-year, secured, syndicated, revolving credit agreement ("Credit Agreement") which established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, N. A. and Lloyds TSB Bank PLC. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables at the time of each calculation. At August 4, 2002, the borrowing base was approximately $29.0 million. To date, the Company and its subsidiaries have made no borrowings under the Credit Facility. Borrowings under the Credit Facility are to bear interest at various rate options selected by the Company at the time of each borrowing, certain of which options are based on a leverage ratio, as defined (as is the facility fee). Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at August 4, 2002, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.3% per annum. At August 4, 2002, the facility fee was 0.05% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million (the Company's consolidated tangible net worth as of August 4, 2002 was $224.4 million); limits cash dividends and capital stock repurchases and redemptions by the Company in any one fiscal year to 25% of consolidated net income, as defined, for the prior fiscal year; requires the Company to maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.0 to 1.0 for the four fiscal quarters ending November 3, 2002 and 1.25 to 1.0 for each of the four fiscal quarters ending as of the last day of each quarter thereafter; and requires that there be no net loss, excluding non-operating items, in either of the final two fiscal quarters in the Company's current fiscal year, ending November 3, 2002. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers; however, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility, with four of those guarantors having pledged accounts receivable, other than those in the Securitization Program, the level of which at August 4, 2002 was approximately $39.6 million, as collateral security for their guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility. The Company has pledged all of the stock of the Volt Funding subsidiary as collateral security for the Company's obligations under the Credit Facility.

The Company is currently in compliance with the covenants included in the Credit Agreement. However, one covenant in the Credit Facility, regarding the ratio of EBIT to interest expense for fiscal year 2002, may not be achieved depending on the level of profitability in the fourth quarter of fiscal 2002. The Company has not

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Long-Term Debt--Continued

borrowed under the Credit Facility since its inception in April 2002 and no borrowings are anticipated in the fourth quarter of fiscal 2002 or the first quarter of fiscal 2003. As long as the facility is unused, there would be no effect on any other financing, including the Securitization Program. However, the Company is presently in discussion with its banks to obtain a waiver.

Note F--Stockholders' Equity

Changes in the major components of stockholders' equity for the nine months ended August 4, 2002 are as follows:

                                               Common      Paid-In     Retained
                                                Stock      Capital     Earnings
                                              --------     -------     --------
                                                   (Dollars in thousands)
Balance at November 4, 2001                   $  1,522     $41,002     $227,766
Stock options exercised -1,750 shares                           35
Net loss for the nine months                                            (37,618)
                                              --------     -------     --------

Balance at August 4, 2002                     $  1,522     $41,037     $190,148
                                              ========     =======     ========

Another component of stockholders' equity, the accumulated other comprehensive loss, consists of cumulative unrealized foreign currency translation losses, net of taxes, of $441,000 and $468,000 at August 4, 2002 and November 4, 2001, respectively, and an unrealized loss, net of taxes, of $8,000 and $10,000 in marketable securities at August 4, 2002 and November 4, 2001, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive loss as follows:

                                                             Nine Months Ended           Three Months Ended
                                                           ----------------------      ----------------------
                                                           August 4,    August 5,      August 4,    August 5,
                                                                2002         2001           2002         2001
                                                           ---------    ---------      ---------    ---------
                                                                             (In thousands)
Net (loss) income (a)                                       ($37,618)       ($198)       $ 1,133      ($1,242)
Foreign currency translation adjustments-net                      27           57            (43)          (6)
Unrealized gain (loss) on marketable securities-net                2          (32)           (12)          (8)
Reclassification adjustment for loss included in net
   income, net of taxes of $282 in fiscal year 2001 (b)                       428
                                                            --------        -----        -------      -------
Total comprehensive (loss) income                           ($37,589)       $ 255        $ 1,078      ($1,256)
                                                            ========        =====        =======      =======

(a) During the three months ended August 5, 2001, the Company sold one-third of an investment in equity securities, previously written off in 1997, resulting in a pre-tax gain of $1.8 million.

(b) In April 2001, a write-down of an investment in marketable securities, considered other than temporary, was charged to other expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note G--Joint Venture

The Company owns a 50% interest in westVista Advertising Services, a joint venture with a subsidiary of TELUS Corporation. The venture was formed in fiscal 1998 for the acquisition or establishment and subsequent operation of one or more businesses engaged in the publication of telephone directories in the western United States. Additional acquisitions by the joint venture have been suspended. In the nine months ended August 4, 2002, sales of the venture were $6.7 million and the Company's portion of the net income was $50,000, which is included in other (expense) income. In addition, the Company recorded a charge for the write-down of goodwill related to the joint venture of $1.1 million as a portion of the Cumulative Effect of a Change in Accounting (see Note L). On August 15, 2002, the joint venture sold one of its subsidiaries. Accordingly, the Company's share of the investment in this company has been reclassified as assets held for sale on the fiscal 2002 balance sheet. The gain on the sale to be recognized in the Company's fiscal 2002 fourth quarter will not be material.

Note H--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options are excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                      Nine Months Ended           Three Months Ended
                                                   -----------------------     -----------------------
                                                   August 4,     August 5,     August 4,     August 5,
                                                        2002          2001          2002          2001
                                                   ---------     ---------     ---------     ---------
                                                                       (In thousands)
Denominator for basic earnings per share:
    Weighted average number of shares                 15,216        15,211        15,217        15,215

Effect of dilutive securities:
    Employee stock options                                                            63
                                                      ------        ------        ------        ------

Denominator for diluted earnings per share:
    Adjusted weighted average number of shares        15,216        15,211        15,280        15,215
                                                      ======        ======        ======        ======

Options to purchase 189,002 shares of the Company's common stock were outstanding at August 4, 2002 but were not included in the computation of diluted earnings per share in the three months then ended because the options' exercise price was greater than the average market price of the common shares.

Due to a pre-tax loss in the first nine months of fiscal 2002 and third quarter and nine-month periods of fiscal 2001, none of the options to purchase 570,045 and 581,843 shares, respectively, of the Company's common stock were included in the computation of diluted earnings per share because the effect would be antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note I--Sale and Acquisitions of Subsidiaries and Businesses

On November 30, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), that comprised the Company's Electronic Publication and Typesetting segment, was acquired by Agfa Corporation through a tender offer for all of Autologic's outstanding shares and a subsequent merger. The Company received $24.2 million for its shares. The Company's gain on the transaction of $4.5 million, including a tax benefit of $1.7 million, was reflected in the Company's first quarter of fiscal 2002. The results of operations of Autologic have been classified as discontinued, Autologic's prior period results have been reclassified and its assets and liabilities have been included as separate line items on the Company's fiscal 2001 consolidated balance sheet.

Included in discontinued operations for the nine months ended August 4, 2002 (through November 30, 2001) and August 5, 2001 and the three months ended August 5, 2001 are:

                                                   Nine Months Ended       Three Months Ended
                                              --------------------------   ------------------
                                              August 4,        August 5,        August 5,
                                                   2002             2001             2001
                                              ---------        ---------        ---------
                                                             (In thousands)
Revenue                                         $ 3,296         $ 50,844         $ 16,678
                                                =======         ========         ========

Loss before taxes and minority interest           ($488)         ($1,432)           ($483)
Income tax benefit                                  153              143               55
Minority interest                                   138              508              145
                                                -------         --------         --------
Loss from operations                               (197)            (781)            (283)
                                                -------         --------         --------

Gain on disposal before tax benefit               2,761
Income tax benefit                                1,746
                                                -------
Gain on disposal                                  4,507
                                                -------         --------         --------
Gain (loss) from discontinued operations        $ 4,310            ($781)           ($283)
                                                =======         ========         ========

Autologic's assets and liabilities, as reclassified in the November 4, 2001 balance sheet, include:
                                                                November 4, 2001
                                                                ----------------
                                                                  (In thousands)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note J--Segment Disclosures

Financial data concerning the Company's sales and segment operating profit
(loss) by reportable operating segment for the nine months and the three months ended August 4, 2002 and August 5, 2001, included on page 20 of this Report, are an integral part of these financial statements. During the nine months ended August 4, 2002, consolidated assets decreased by $137.6 million, primarily due to the sale of Autologic, the new Securitization Program, the impairment of goodwill in the Staffing Services and Telephone Directory segments and decreases in receivables and inventories in the Telecommunications Services segment.

Note K--Derivative Financial Instruments and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts and foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At August 4, 2002, the Company had outstanding foreign currency option and forward contracts in the aggregate notional amount of $11.1 million, which approximated its exposure in foreign currencies at that date.

Under certain contracts with customers, the Company manages the customers' alternative staffing requirements including the payment of associate vendors. Included in cash and cash equivalents at August 4, 2002 was approximately $15.1 million restricted to cover such obligations that were reflected in accounts payable at that date.

Note L--Goodwill and Other Intangibles

As of the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under these new rules, goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to annual testing using fair value methodology. Intangible assets with finite, measurable lives continue to be amortized over their respective useful lives until they reach their estimated residual values, and are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result, the Company did not incur any expense for the amortization of goodwill in the third quarter or nine months of fiscal 2002. The pretax expense for the amortization of goodwill was $0.7 million and $2.3 million in the third quarter and nine months ended August 5, 2001, respectively.

The Company engaged independent valuation firms to assist in the determination of impairment, if any, which may have existed in the $39.8 million of goodwill recorded as of the beginning of the fiscal year, November 5,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note L--Goodwill and Other Intangibles--Continued

2001. The valuation firms primarily used comparable multiples of revenue and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured. The result of testing goodwill for impairment in accordance with SFAS No. 142, as of November 5, 2001, was a non-cash charge of $31.9 million, which is reported under the caption "Cumulative effect of a change in accounting." The total remaining goodwill of the Company at August 4, 2002 was $9.0 million.

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

The impairment charge in the Company's Telephone Directory business related to its independent telephone directory publishing division ($6.9 million) of that segment, and the Company's 50% interest in the westVista joint venture ($1.1 million), which also publishes independent directories. Due to the fact that some of the directories purchased have not performed as well as projected, and in some cases had incurred losses, an impairment charge of $8.0 million was recognized.

The changes in the carrying amount of goodwill by segment during the nine months ended August 4, 2002 are as follows:

                                          Balance                        Balance
                                          November       Impairment      August
                                          4, 2001        Charge (1)      4, 2002
                                          --------       ----------      ------
                                                    (In thousands)
Staffing Services                         $32,271         $23,930        $8,341
Telephone Directory                         6,907           6,907
Computer Systems                              642                           642
                                          -------         -------        ------
Total                                     $39,820         $30,837        $8,983
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note L--Goodwill and Other Intangibles--Continued

The following tables reflect the impact that the elimination of the amortization portion of SFAS No. 142 would have had on prior year net income and earnings per share, if adopted in 2001:

                                                         Nine Months Ended     Three Months Ended
                                                         -----------------     ------------------
                                                           August 5, 2001       August 5, 2001
                                                           --------------       --------------
                                                          (In thousands, except per share data)
Reported net loss                                                ($198)             ($1,242)
Add back: Goodwill amortization, net of taxes (a)                1,822                  475
                                                                ------               ------
Adjusted net income (loss)                                      $1,624                ($767)
                                                                ======               ======

                                                                      Per Share Data
                                                                      --------------
Basic and Diluted:
Reported net loss per share                                     ($0.01)              ($0.08)
Add back: Goodwill amortization per share (a)                     0.12                 0.03
                                                                ------               ------
Adjusted net income (loss) per share                             $0.11               ($0.05)
                                                                ======               ======

(a) Includes goodwill amortization applicable to discontinued operations of $0.3 million, net of taxes, or $0.02 per share and $20,000, net of taxes, for the nine months and three months ended August 5, 2001, respectively.

As of August 4, 2002, other intangible assets, which will continue to be amortized, are comprised of specific sales contracts that were purchased, having a definite life, and have a carrying value of $0.1 million, net of accumulated amortization of $0.2 million. The related amortization expense for the nine and three months ended August 4, 2002 was $0.3 million and $30,000, respectively, and the remaining $0.1 million is expected to be amortized by the end of fiscal 2003.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

This Report and other reports and statements issued by the Company and its officers from time-to-time contain certain statements concerning the Company's future plans, objectives, performance, intentions and expectations that are, or may be deemed to be, "forwarding-looking statements." Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

o general economic, competitive and other business conditions, including the effects of instability in the U.S. and European economies

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

o the effect of litigation by temporary employees against, and government activity regarding, temporary help companies and the customers with which they do business

o variations in the rate of unemployment and higher wages sought by temporary workers, especially those in certain technical fields particularly characterized by labor shortages, which could affect the Company's ability to meet its customers' demands and the Company's profit margins

o changes in customer attitudes toward the use of outsourcing and temporary personnel

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies

Management's discussion and analysis of its financial position and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgements, assumptions and valuations that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Future reported results of operations can be impacted if the Company's estimates, judgements, assumptions or valuations made in earlier periods prove to be wrong. Management believes the critical accounting policies and areas that require the most significant estimates, judgements, assumptions or valuations used in the preparation of the Company's financial statements are as follows:

Revenue Recognition - The Company recognizes revenue as services are rendered. Within the Company's operating segments, these services include the billing of labor, material and directory assistance transactions as they are provided and directories when they are published. In addition, the Company may provide services under long-term contracts. Revenue and costs applicable to long-term contracts, including those providing for software customization or modification, are recognized on the percentage-of-completion method, measured by work performed, or the completed contract method, as appropriate, in accordance with AICPA Statement of Positions No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and No. 97-2, "Software Revenue Recognition" and related interpretations and amendments. The Company records provisions for estimated losses on contracts when losses become evident. Accumulated unbilled costs on contracts are carried in inventory at the lower of actual cost or estimated realizable value. Under certain other contracts with customers, the Company manages the customers' alternative staffing requirements, including transactions between the customer and other staffing vendors ("associate vendors"). When payments to associate vendors are subject to receipt of the customers' payment to the Company and the Company does not bear credit responsibility, the arrangements are considered non-recourse against the Company and the revenue, other than management fees to the Company, is excluded from sales.

Allowance for Uncollectable Accounts - The establishment of an allowance requires the use of judgement and assumptions regarding potential losses on receivable balances. Allowances for doubtful accounts receivable are maintained based upon historical payment patterns, aging of accounts receivable and actual write-off history. The Company believes that these allowances are adequate; however, changes in the financial condition of customers could have an effect on the allowance balance required and a related charge to earnings.

Long-Lived Assets - As of the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new rules, goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to annual testing using fair value methodology. The Company engaged independent valuation firms, which primarily used comparable multiples of revenue and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured. An impairment charge of $31.9 million was recognized for the amount, by which the carrying value of goodwill exceeded its implied fair value as of the beginning of fiscal 2002. Intangible assets with finite, measurable lives continue to be amortized over their respective useful lives. Property, plant and equipment is recorded at cost, and depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to write off the cost of the assets over their estimated lives. Intangible assets, other than goodwill and property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued

whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The fair values of the assets are based upon Company estimates of the discounted cash flows that are expected to result from the use and eventual disposition of the assets or that amount that would be realized from an immediate sale. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value. Although the Company believes its estimates are appropriate, the fair value measurements of the Company's long-lived assets could be affected by using different estimates and assumptions in these valuation techniques.

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

Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated upon consolidation. The Company accounts for the securitization of accounts receivables in accordance with Financial Accounting Standards Board Statement ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the condensed consolidated balance sheet. On April 15, 2002, under a new securitization program, the Company, through a special purpose subsidiary, sold a participation interest of $50.0 million out of an initial pool of approximately $162.0 million of receivables. At August 4, 2002, the participation interest sold remained at $50.0 million. Accordingly, the trade receivables included in the August 4, 2002 balance sheet have been reduced to reflect the $50.0 million participation interest sold and no debt was recorded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Results of Operations

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not necessarily indicative of the results for any subsequent periods.

On November 30, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), that comprised the Company's Electronic Publication and Typesetting segment, was acquired by Agfa Corporation through a tender offer for all of Autologic's outstanding shares and a subsequent merger. The Company received $24.2 million for its shares. The Company's gain on the transaction of $4.5 million, including a tax benefit of $1.7 million, was reflected in the Company's first quarter of fiscal 2002. The results of operations of Autologic have been classified as discontinued, Autologic's prior period results have been reclassified and its assets and liabilities have been included as separate line items on the Company's fiscal 2001 balance sheet.

                                                                            Nine Months Ended                 Three Months Ended
                                                                      -----------------------------       -------------------------
                                                                        August 4,         August 5,       August 4,       August 5,
                                                                             2002              2001            2002            2001
                                                                      -----------       -----------       ---------       ---------
Net Sales:                                                                                    (In thousands)
Staffing Services
   Traditional Staffing                                               $   849,663       $ 1,001,481       $ 296,848       $ 314,630
   Managed Services                                                       488,273           580,090         214,352         178,140
                                                                      -----------       -----------       ---------       ---------
   Total Gross Sales                                                    1,337,936         1,581,571         511,200         492,770
   Less: Non-Recourse Managed Services                                   (438,729)         (385,788)       (194,301)       (137,550)
                                                                      -----------       -----------       ---------       ---------
   Net Staffing Services                                                  899,207         1,195,783         316,899         355,220
Telephone Directory                                                        50,866            61,799          19,763          25,187
Telecommunications Services                                                84,910           192,220          24,307          66,767
Computer Systems                                                           58,289            49,449          18,604          17,697
Elimination of inter-segment sales                                        (10,459)          (12,687)         (2,938)         (5,868)
                                                                      -----------       -----------       ---------       ---------
Total Net Sales                                                       $ 1,082,813       $ 1,486,564       $ 376,635       $ 459,003
                                                                      ===========       ===========       =========       =========

Segment Operating Profit (Loss):
Staffing Services                                                     $     9,275       $    10,738       $   6,130       $     281
Telephone Directory                                                         2,505            (1,537)          3,381            (358)
Telecommunications Services                                               (11,316)            6,408          (3,282)          2,460
Computer Systems                                                            6,528             5,899           2,563           2,373
                                                                      -----------       -----------       ---------       ---------
Total Segment Operating Profit                                              6,992            21,508           8,792           4,756

General corporate expenses                                                (11,025)          (11,243)         (3,118)         (3,721)
Financial Reporting System expense                                         (5,824)           (6,369)         (2,274)         (2,610)
                                                                      -----------       -----------       ---------       ---------
Total Operating (Loss) Profit                                              (9,857)            3,896           3,400          (1,575)

Interest and other (expense) income                                           (53)            6,141            (356)          2,132
Foreign exchange (loss) gain-net                                             (316)              (64)           (255)            114
Interest expense                                                           (3,819)           (9,493)           (778)         (2,462)
                                                                      -----------       -----------       ---------       ---------
(Loss) Income from Continuing Operations Before Income Taxes             ($14,045)      $       480       $   2,011         ($1,791)
                                                                      ===========       ===========       =========       =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 4, 2002 COMPARED
TO THE NINE MONTHS ENDED AUGUST 5, 2001

Results of Operations - Summary

In the nine-month period of fiscal 2002, consolidated net sales decreased by $403.8 million, or 27%, to $1.1 billion, from the comparable period in fiscal 2001. The decrease in fiscal 2002 net sales resulted primarily from a $296.6 million decrease in sales in the Staffing Services segment and a $107.3 million decrease in sales in the Telecommunications Services Segment.

The Company's operating segments reported an operating profit of $7.0 million in the nine-month period of fiscal 2002 compared to an operating profit of $21.5 million in the prior year nine-month period. Contributing to the nine-month fiscal 2002 decrease in operating profit was a decrease in operating results of $17.7 million reported by the Telecommunications Services segment and a decrease of $1.4 million in operating profit reported by the Staffing Services segment. These decreases were partially offset by an increase in profitability of $4.0 million reported by the Telephone Directory segment and an increase of $0.6 million in operating profit by the Computer Systems segment.

The Company's nine-month fiscal 2002 loss from continuing operations before income taxes was $14.0 million compared to income from continuing operations before taxes of $0.5 million in the first nine months of fiscal 2001. Non-recurring items affecting results from continuing operations in the first nine months of fiscal 2001 included a gain on the sale of the Company's interest in a real estate partnership of $4.2 million and a gain of $1.8 million on the sale of an investment in equity securities that had been written off in 1997, partially offset by a write-down of an investment in marketable securities of $0.7 million. In addition, results from continuing operations for the nine months of fiscal 2001 included amortization of goodwill, which is no longer permitted to be amortized, of $2.3 million.

The net loss for the first nine months of fiscal 2002 was $37.6 million compared to a net loss of $0.2 million in the prior year first nine-month period. Consolidated results for the nine-month period of fiscal 2002 included a non-cash charge for the write-down of goodwill of $31.9 million reported as a cumulative effect of a change in accounting and a net gain from discontinued operations, after taxes, of $4.3 million comprised of a $4.5 million gain, including a tax benefit of $1.7 million, on the sale of the Company's interest in Autologic partially offset by a loss from Autologic's operations through the disposal date of $0.2 million (compared to a loss of $0.8 million in fiscal
2001). In addition, fiscal 2002 nine-month results included a $1.3 million, net of taxes, extraordinary charge for the early payment of the Company's remaining $30.0 million outstanding Senior Notes.

Results of Operations - By Segment

Sales of the Staffing Services segment decreased by $296.6 million, or 25%, to $899.2 million in fiscal 2002. Despite increased operating profits in the third quarter of fiscal 2002, the segment reported a reduction in operating profit to $9.3 million for the nine-month period of fiscal 2002 from $10.7 million in the first nine months of fiscal 2001. The Technical Placement division reported an operating profit of $18.4 million on sales of $585.8 million for the nine months of fiscal 2002, compared with an operating profit of $18.6 million on sales of $816.4 million in the prior year nine-month period. Low-margin managed service sales comprised 60%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 4, 2002 COMPARED
TO THE NINE MONTHS ENDED AUGUST 5, 2001--Continued

Results of Operations - By Segment--Continued

of the sales decline reported by the division. The decline was due primarily to an increase in the number of associate vendors who agreed to be paid subject to the receipt of the customers' payment to the Company, resulting in the amounts associated with such revenue being excluded from sales. A reduction in the use of managed service programs by several of the division's managed service clients also adversely affected sales. Although the division reported decreases in both traditional and managed service sales, an increase in high-margin project management work contributed to an increase in gross margins of 3.7 percentage points. In addition, the division's continued overhead reductions and the absence in fiscal 2002 of goodwill amortization of $1.5 million enabled the Technical Placement division to slightly increase its profit margin percentages. The Commercial and Light Industrial division reported an operating loss of $9.1 million on sales of $313.4 million for the first nine months of fiscal 2002 compared with an operating loss of $7.9 million on sales of $379.4 million in the prior year nine-month period. The increase in operating loss was the result of a 16% decline in traditional staffing sales, partially offset by lower overhead due to cost reduction efforts. Although sequential quarterly operating losses have declined during fiscal 2002, cost control initiatives in the Commercial and Light Industrial division have not yet fully offset lower revenue and gross margins.

The Telephone Directory segment reported an operating profit of $2.5 million on sales of $50.9 million in the nine months of fiscal 2002, compared to an operating loss of $1.5 million on sales of $61.8 million in the comparable fiscal 2001 period. The reduction in sales was primarily due to decreases in independent directory and toll-free directory publishing sales as well as lower printing sales, in the first six months of fiscal 2002, in Uruguay due to the economic instability in the region, particularly Argentina. Despite the reduced sales, decreases in paper prices, production costs and overhead along with increased productivity and the absence in fiscal 2002 of goodwill amortization of $0.6 million resulted in the higher profitability of the segment. The segment currently has a high-margin production contract with a telecommunications company, which accounted for 6% of the segment's annual revenue in fiscal 2001, that will terminate in June 2003 as the customer's operations are being sold. The segment can not determine the amount of revenue it will receive from the customer through the end of the contract or whether current revenue and profits will be replaced through existing or new customers in the future.

The Telecommunications Services segment's sales decreased by $107.3 million, or 56%, to $84.9 million in the first nine months of fiscal 2002 and the segment sustained an operating loss of $11.3 million in the first nine months of fiscal 2002, compared with an operating profit of $6.4 million in the comparable fiscal 2001 period. Despite a decrease in overhead of 29% due to cost reduction efforts, the results of the segment continue to be affected by the decline in capital spending within the telecommunications industry. This factor has also increased competition for available work, pressuring pricing and margins. The Company recently announced the reorganization of the segment's two western divisions and continues its cost control initiatives in an effort to permit the segment to operate profitably at the lower revenue levels without impairing its ability to take advantage of opportunities when the telecommunications industry stabilizes and customers' spending increases.

The Computer Systems segment's sales increased by $8.8 million, or 18%, to $58.3 million in the nine months of fiscal 2002 and its operating profit increased by $0.6 million, or 11%, to $6.5 million. The growth in operating profit is the result of increased sales in all of the segment's divisions, including the segment's

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 4, 2002 COMPARED
TO THE NINE MONTHS ENDED AUGUST 5, 2001--Continued

Results of Operations - By Segment--Continued

Application Service Provider directory assistance and web-based services provided by its VoltDelta Resources division, as well as IT services provided by its Maintech division. In addition, the first half of fiscal 2002 sales included project revenues of $4.2 million for its European operation, VoltDelta Europe, associated with the customer's acceptance of a new operator services switching infrastructure. This lower margin project was accounted for under the completed contract method.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the nine-month periods were:

Selling and administrative expenses decreased by $5.8 million, or 10%, to $52.4 million for the first nine months of fiscal 2002 from the comparable fiscal 2001 period as a result of decreased commissions and incentives due to the lower sales, the Company's cost cutting initiatives and reduced financial reporting system expenses in fiscal 2002. Selling and administrative expenses, expressed as a percentage of sales, were 4.8% in the nine-month period of fiscal 2002 and 3.9% in the comparable fiscal 2001 period.

Depreciation and amortization decreased by $1.8 million, or 10%, to $16.6 million in the nine months of fiscal 2002. The decrease was attributable to a $2.3 million reduction in goodwill amortization due to the effect of new rules on accounting for goodwill, which eliminated amortization of goodwill in favor of annual impairment tests (see "Critical Accounting Policies," above), partially offset by increased depreciation of fixed assets.

The Company incurred other expense of $0.7 million in the first nine months of fiscal 2002 million resulting primarily from expenses related to the Company's new Securitization Program. In the comparable fiscal 2001 period, the Company reported other income of $1.3 million primarily as a result of a gain of $1.8 million on the sale of an investment in equity securities, partially offset by a write-down of an investment in marketable securities of $0.7 million.

The foreign exchange loss in the first nine months of fiscal 2002 was $0.3 million compared with $0.1 million in fiscal 2001. The increase was a result of unfavorable currency movements in the Uruguayan and European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, the Company utilizes foreign currency option and forward contracts, when required, that generally settle on the last weekday of each quarter.

Interest expense decreased by $5.7 million, or 60%, to $3.8 million in the first nine months of fiscal 2002. The decrease was attributable to reduced working capital requirements resulting from sales declines as well as the early repayment of the remaining $30.0 million of 7.92% Senior Notes in contemplation of the lower cost accounts receivable Securitization Program. The Securitization Program, costs of which are reflected in other expense (see above), also eliminated higher cost borrowings under the revolving credit facility. Throughout

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 4, 2002 COMPARED
TO THE NINE MONTHS ENDED AUGUST 5, 2001--Continued

Results of Operations - Other--Continued

fiscal 2002, the Company has also benefited from significantly lower market rates for financing, partially offset by an increase in rates in Uruguay.

The Company's effective tax rate on its financial reporting pre-tax income was a 37.8% benefit in the first nine months of fiscal 2002 compared to a $0.1 million tax benefit on a pre-tax income of $0.5 million in fiscal 2001. The tax benefit in fiscal 2001 was due to 2001 general business credits being high in relation to pre-tax income, partially offset by non-deductible goodwill amortization in that year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 4, 2002 COMPARED
TO THE THREE MONTHS ENDED AUGUST 5, 2001

Results of Operations - Summary

In the third quarter of fiscal 2002, consolidated net sales decreased by $82.4 million, or 18%, to $376.6 million from the comparable period in fiscal 2001. The decrease in fiscal 2002 net sales resulted primarily from a $42.5 million decrease in sales in the Telecommunications Services segment and a $38.3 million decrease in sales in the Staffing Services segment.

The Company's operating segments reported an operating profit of $8.8 million in the third quarter of fiscal 2002 compared to $4.8 million in the fiscal 2001 third quarter. The increase in segment operating profit was primarily the result of a $5.8 million increase in operating profit in the Staffing Services segment and a $3.4 million operating profit reported by the Telephone Directory segment compared to a $0.4 million operating loss in the prior year's third quarter. These improvements were partially offset by an operating loss of $3.3 million reported by the Telecommunications Services segment compared to an operating profit of $2.5 million in the third quarter of fiscal 2001.

The Company's third quarter fiscal 2002 income from continuing operations before income taxes was $2.0 million, compared with a loss from continuing operations before taxes of $1.8 million in the third quarter of fiscal 2001. Non-recurring items affecting results from continuing operations in the third quarter of fiscal 2001 included the gain of $1.8 million on the sale of an investment in equity securities that had been written off in 1997. In addition, results from continuing operations in the third quarter of fiscal 2001 included amortization of goodwill, which is no longer permitted to be amortized, of $0.7 million.

The Company's net income in the third quarter of fiscal 2002 was $1.1 million compared with a net loss of $1.2 million in the third quarter of 2001. Consolidated results for the third quarter of fiscal 2001 included a $0.3 million loss from Autologic, which was sold in the first quarter of fiscal 2002 and is considered a discontinued operation.

Results of Operations - By Segment

Sales of the Staffing Services segment decreased by $38.3 million, or 11%, to $316.9 million in the fiscal 2002 third quarter while the segment's operating profit increased by $5.8 million to $6.1 million in the fiscal 2002 third quarter. The Technical Placement division reported an operating profit of $8.0 million on sales of $200.2 million for the third quarter of fiscal 2002 compared with an operating profit of $5.1 million on sales of $242.4 million in the prior year period. Gross margins increased by 3.2 percentage points over the prior year's third quarter due to an increase in the division's high-margin project management work and increased managed service program fees from its ProcureStaff subsidiary, as transactions by two newer ProcureStaff clients ramped up. In addition, cost reductions and the absence in the third quarter of fiscal 2002 of goodwill amortization of $0.5 million resulted in a $2.4 million, or 8%, reduction in overhead compared to the 2001 third quarter. The Commercial and Light Industrial division sustained an operating loss of $1.9 million on sales of $116.7 million during the quarter compared with an operating loss of $4.8 million on sales of $112.8 million for the third quarter of 2001. Although the division continued to be adversely affected by the nation's economic conditions, the losses reported in the third quarter of fiscal 2002 declined 61% from the losses incurred in the third quarter fiscal 2001 as overhead was reduced by 16% due to continued cost control initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 4, 2002 COMPARED
TO THE THREE MONTHS ENDED AUGUST 5, 2001--Continued

Results of Operations - By Segment--Continued

The Telephone Directory segment's sales decreased by $5.4 million, or 22%, to $19.8 million in the third quarter of fiscal 2002, primarily due to the Datanational and Domestic Directories divisions. Nevertheless, the segment reported an operating profit of $3.4 million in the third quarter of fiscal 2002 compared with an operating loss of $0.4 million in the prior year comparable period. A significant increase in gross margins and profitability was achieved, despite the lower revenue, due to decreased paper prices, production costs and overhead, along with increased productivity and the absence of goodwill amortization which lowered fiscal 2001 third quarter results by $0.2 million. As discussed earlier, the Company has been advised that a high-margin production contract with a telecommunications company will terminate in June 2003 as the customer's operations are being sold.

The Telecommunications Services segment's sales decreased by $42.5 million, or 64%, to $24.3 million in the third quarter of fiscal 2002, and the segment sustained an operating loss of $3.3 million in the fiscal 2002 third quarter compared with an operating profit of $2.5 million in the fiscal 2001 third quarter. Although the segment was able to reduce overhead by approximately $7.0 million from the fiscal 2001 third quarter, the operating loss was the result of the reduction in sales caused by the continued instability in the segment's telecommunications industry customer base.

The Computer Systems segment's sales increased by $0.9 million, or 5%, to $18.6 million in the fiscal 2002 third quarter and its operating profit increased by $0.2 million, or 8%, to $2.6 million in the fiscal 2002 third quarter. The growth in sales and operating profit was the result of the continued expansion of the segment's directory assistance business and an increase in sales by the segment's IT service division partially offset by lower system sales in the fiscal 2002 third quarter.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Selling and administrative expenses decreased by $3.8 million, or 18%, to $17.5 million in the third quarter of fiscal 2002 from the comparable period in fiscal 2001 as a result of the Company's cost cutting initiatives and reduced financial reporting system expenses in the third quarter of fiscal 2002. Selling and administrative expenses, expressed as a percentage of sales, were 4.7% in the third quarter of fiscal 2002 and 4.6% in the comparable fiscal 2001 period.

Depreciation and amortization decreased by $0.4 million, or 6%, to $5.9 million in the fiscal 2002 third quarter. The decrease was attributable to a $0.7 million reduction in goodwill amortization due to the effect of new rules on accounting for goodwill which eliminated amortization of goodwill in favor of annual impairment tests (see "Critical Accounting Policies," above), partially offset by increased depreciation of fixed assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 4, 2002 COMPARED
TO THE THREE MONTHS ENDED AUGUST 5, 2001--Continued

Results of Operations - Other--Continued

Other expense of $0.6 million incurred in the third quarter of fiscal 2002 resulted primarily from expenses related to the Company's new Securitization Program. Other income in the third quarter of fiscal 2001 of $1.9 million was primarily the result of a gain on the sale of an investment in securities.

The foreign exchange loss in the third quarter of fiscal 2002 was $0.3 million compared to a foreign exchange gain of $0.1 million in fiscal 2001. The loss was the result of unfavorable currency movements in the Uruguayan and European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, the Company utilizes foreign currency option and forward contracts, when required, that generally settle on the last weekday of each quarter.

Interest expense decreased by $1.7 million, or 68%, to $0.8 million in the third quarter of fiscal 2002. The decrease was primarily attributable to reduced working capital requirements resulting from revenue declines as well as the early repayment of the remaining $30.0 million of 7.92% Senior Notes in contemplation of the lower cost accounts receivable Securitization Program. The Securitization Program, the costs of which are reflected in other expense (see above), also eliminated higher cost borrowings under the revolving credit facility. The Company has also benefited from significantly lower market rates for financing, partially offset by increased rates in Uruguay.

The Company's effective tax rate on its financial reporting pre-tax income was a 43.7% provision in the third quarter of fiscal 2002 compared to a 46.5% benefit in the fiscal 2001 third quarter. The higher effective benefit rate in the fiscal 2001 third quarter was due to higher general business credits in 2001, partially offset by the absence in the third quarter of fiscal 2002 of non-deductible goodwill amortization and by 2002 foreign losses for which no tax benefit was provided.

Liquidity and Sources of Capital

Cash and cash equivalents increased by $26.2 million to $44.6 million in the nine months ended August 4, 2002. Operating activities, exclusive of changes in operating assets and liabilities, produced $19.9 million of cash, as the Company's net loss of $37.6 million included non-cash charges of $57.5 million, primarily for the impairment of goodwill of $31.9 million, depreciation and amortization of $16.6 million and accounts receivable provisions of $8.0 million, partially offset by the net gain from discontinued operations of $4.3 million. Changes in operating assets and liabilities produced $88.6 million of cash, net, principally due to proceeds from the new Securitization Program of $50.0 million, cash provided by additional decreases in the levels of accounts receivable of $30.6 million, a $12.1 million increase of accounts payable and accrued expenses and an increase of $9.0 million in customer advances, partially offset by a $10.8 million reduction in net income taxes.

The principal factor in the cash provided by investing activities was the proceeds received from the sale of Autologic of $24.2 million, partially offset by the expenditure of $10.7 million for property, plant and equipment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital--Continued

A decrease of $61.8 million in bank loans and a $33.4 million payment of debt, including the early payment of the $30.0 million outstanding of Senior Notes, were the principal factors in the cash applied to financing activities of $95.1 million. The funds used to reduce bank loans and repay the long term debt include the $24.2 million proceeds received from the sale of Autologic, the $50.0 million proceeds received from the new Securitization Program and cash provided due to reduced working capital requirements.

In fiscal 2000, the Company began development of a new internet-based front end system designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance, and other functions in the branch offices of the Staffing Services segment. The total costs to develop and install this system are anticipated to be approximately $16.0 million, of which approximately $6.1 million has been incurred and capitalized to date. The Company has no other material capital commitments.

The following table summarizes the Company's contractual cash obligations and other commercial commitments at August 4, 2002:

Contractual Cash Obligations                                                    Payments Due By Period
                                                            ----------------------------------------------------------------
                                                                           Less than         1-3         4-5         After 5
                                                              Total          1 year         years       years         years
                                                              -----        ----------       -----       -----        -------
                                                                                       (In thousands)
Term Loan                                                   $ 14,891         $   335       $   757     $   892       $12,907
Notes Payable to Banks                                         2,505           2,505
Other Note Payable, including interest                         1,256           1,256
                                                            --------         -------       -------     -------       -------
Total Debt                                                    18,652           4,096           757         892        12,907
Securitization Program, used                                  50,000          50,000
Operating Leases (a)                                          60,116          18,377        25,173      12,521         4,045
                                                            --------         -------       -------     -------       -------
Total Contractual Cash Obligations                          $128,768         $72,473       $25,930     $13,413       $16,952
                                                            ========         =======       =======     =======       =======

(a) As of November 4, 2001. There has been no material change through August 4, 2002. Represents the future minimum rental commitments for all non-cancelable operating leases.

Other Commercial Commitments                                              Amount by Commitment Expiration Period
                                                            ----------------------------------------------------------------
                                                                           Less than         1-3         4-5         After 5
                                                              Total          1 year         years       years         years
                                                              -----        ----------       -----       -----        -------
                                                                                       (In thousands)
Lines of Credit, unused                                      $ 8,202         $ 8,202
Revolving Credit Facility, unused                             29,000                       $29,000
Securitization Program, unused                                50,000                        50,000
Standby Letters of Credit, outstanding                           488                           488
                                                             -------         -------       -------
Total Commercial Commitments                                 $87,690         $ 8,202       $79,488
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital--Continued

      Credit Lines

At August 4, 2002, the Company had credit lines with domestic and foreign banks that provide for borrowings and letters of credit up to an aggregate of $50.7 million, including a $40.0 million credit facility ("Credit Facility") in favor of the Company and designated subsidiaries under a secured syndicated revolving credit agreement ("Credit Agreement") which expires in April 2004. The Credit Facility includes a $15.0 million letter of credit sub-facility. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, N. A. and Lloyds TSB Bank PLC. This two-year Credit Facility, along with a three-year accounts receivable Securitization Program (see below), replaced the Company's $115.5 million credit agreement which was due to expire in September 2002. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables at the time of each calculation. At August 4, 2002, the borrowing base was approximately $29.0 million. To date, the Company and its subsidiaries have made no borrowings under the Credit Facility and no borrowings are anticipated under the Credit Facility in the fourth quarter of fiscal 2002 or the first quarter of fiscal 2003. Borrowings under the Credit Facility are to bear interest at various options selected by the Company at the time of each borrowing, certain of which rate options are based on a leverage ratio, as defined (as is the facility fee). Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at August 4, 2002, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.3% per annum. At August 4, 2002, the facility fee was 0.5% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million (the Company's consolidated tangible net worth as of August 4, 2002 was $224.4 million); limits cash dividends and capital stock repurchases and redemptions by the Company in any one fiscal year to 25% of consolidated net income, as defined, for the prior fiscal year; requires the Company to maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.0 to 1.0 for the four fiscal quarters ending November 3, 2002 and 1.25 to 1.0 for each of the four fiscal quarters ending as of the last day of each quarter thereafter; and requires that there be no net loss, excluding non-operating items, in either of the final two fiscal quarters in the Company's current fiscal year, ending November 3, 2002. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers; however, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility, with four of those guarantors having pledged accounts receivable, other than those in the Securitization Program, the level of which at August 4, 2002 was approximately $39.6 million, as collateral security for their guarantee obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital--Continued

Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility. The Company has pledged all of the stock of the Volt Funding subsidiary (discussed below) as collateral security for its own obligations under the Credit Facility.

At August 4, 2002, the Company had total outstanding short-term bank borrowings of $2.5 million, none of which was borrowed under the Credit Facility. The Company is currently in compliance with the covenants included in the Credit Agreement. However, one covenant in the Credit Facility, regarding the ratio of EBIT to interest expense for fiscal year 2002, may not be achieved depending on the level of profitability in the fourth quarter of fiscal 2002. The Company has not borrowed under the Credit Facility since its inception in April 2002 and no borrowings are anticipated in the fourth quarter of fiscal year 2002 or first quarter of fiscal 2003. As long as the facility is unused, there would be no effect on any other financing, including the Securitization Program. However, the Company is presently in discussion with its banks to obtain a waiver.

      Securitization Program - Off-Balance Sheet Financing

Effective April 15, 2002, the Company entered into a $100.0 million three-year accounts receivable securitization program ("Securitization Program"). Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $100.0 million). The Company retains the servicing responsibility for the accounts receivable. On April 15, 2002, TRFCO initially purchased from Volt Funding a participation interest of $50.0 million out of an initial pool of approximately $162.0 million of receivables. Of the $50.0 million cash paid by Volt Funding to the Company, $35.0 million was used to repay the entire outstanding principal balance under the Company's former revolving credit facility. The participation interest sold remained at $50.0 million until August 14, 2002, when it was increased to $60.0 million.

The Securitization Program is designed to enable receivables sold by the Company to Volt Funding to constitute true sales of those receivables. As a result, the receivables are available to satisfy Volt Funding's own obligations to its own creditors before being available, through the Company's residual equity interest in Volt Funding, to satisfy the Company's creditors (subject also, as described above, to the security interest that the Company has granted in the common stock of Volt Funding in favor of the lenders under the Company's new Credit Facility). TRFCO has no recourse to the Company (beyond the pool of receivables owned by Volt Funding) for any of the sold receivables.

The Company accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the consolidated balance sheet (no debt is recorded) and the proceeds from the sale are reflected as cash provided by operating activities. Losses and expenses associated with the transactions, primarily related to discounts on TRFCO's commercial paper, are charged to the consolidated statement of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital--Continued

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof from a nationally recognized rating organization. The Company's most recent long-term debt rating was "BBB-" with a negative rating outlook as a result of consecutive difficult quarters primarily due to the Company's high sensitivity to the weakened economic environment, which has adversely affected the Staffing and Telecommunications Services segments.

The Effect of New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to SFAS No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 are required to be adopted by the Company in its consolidated financial statements for the first quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 145 will not have a material impact on the Company's consolidated financial position and results of operations, but will require a future reclassification of the extraordinary item arising from the March 2002 early payment of the Company's Senior Notes to Other income (expense).

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EIFT 94-3. The Company plans to adopt SFAS No. 146 in November 2002, the beginning of fiscal year 2003.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:

Interest Rate Market Risk

The Company has cash and cash equivalents ($44.6 million at August 4, 2002) on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks, which provide for borrowings and letters of credit up to an aggregate of $50.7 million and a $100.0 million accounts receivable securitization program. At August 4, 2002, short-term borrowings and accounts receivable financing under the Securitization Program amounted to $52.5 million under these agreements, of which $50.0 million was under the Securitization Program. The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company policy is to take actions that would mitigate such risk when appropriate and available.

The Company's long-term debt of $14.6 million at August 5, 2002 consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not exposed to changes in interest rates in the near term.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At August 4, 2002, the total market value of these investments was $3.7 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuate against the dollar, which may impact reported earnings. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts to hedge the adverse impact on foreign currency receivables when the dollar strengthens against the related foreign currency. At August 4, 2002, the Company had entered into foreign currency option and forward contracts in the aggregate notional amount of $11.1 million, which approximated its exposure in foreign currencies at that date. As a result, the Company does not believe that it is exposed to material foreign exchange market risk.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits:

15.01       Letter from Ernst & Young LLP

15.02 Letter from Ernst & Young LLP regarding interim financial information

99.01       Certification of Principal Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

99.02       Certification of Principal Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

(b)         Reports on Form 8-K:

No Reports on Form 8-K filed during the quarter ended August 4, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VOLT INFORMATION SCIENCES, INC.
                                                (Registrant)


                                       BY: /s/ JACK  EGAN
                                           ------------------------------
Date: September 17, 2002                   JACK EGAN
                                           Vice President - Corporate Accounting
                                           (Principal Accounting Officer)

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, William Shaw, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Volt Information Sciences, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002


/s/ William Shaw
-----------------------------------------
William Shaw
Chairman of the Board of Directors,
President and Principal Executive Officer

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, James J. Groberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Volt Information Sciences, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002


/s/ James J. Groberg
-------------------------------
James J. Groberg
Senior Vice President and
Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number      Description
------      -----------

15.01       Letter from Ernst & Young LLP

15.02 Letter from Ernst & Young LLP regarding interim financial information

99.01       Certification of Principal Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02       Certification of Principal Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.