Form 10-K
period 2002-11-03
VOLT INFORMATION SCIENCES INC
filed 2003-02-03
CIK 103872

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

      For the fiscal year ended November 3, 2002

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

      For the transition period from _______________ to _________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 15, 2003 (based on the closing price on the New York Stock Exchange on that date) was approximately $129 million (based on the number of shares outstanding on that date, exclusive of all shares held beneficially by executive officers and directors and their spouses and the Registrant's Savings Plan, without conceding that all such persons or plans are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 15, 2003 was 15,217,415.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2003 Annual Meeting are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

      Item 1.    Business                                                    2
      Item 2.    Properties                                                  19
      Item 3.    Legal Proceedings                                           20
      Item 4.    Submission of Matters to a Vote of Security Holders         21

PART II

      Item 5.    Market for Registrant's Common Stock
                       and Related Stockholder Matters                       22
      Item 6.    Selected Financial Data                                     23
      Item 7.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations         25
      Item 7A.   Quantitative and Qualitative Disclosures About
                       Market Risk                                           41
      Item 8.    Financial Statements and Supplementary Data                 41
      Item 9.    Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure                70

PART III

      Item 10.   Directors and Executive Officers of the Registrant          70
      Item 11.   Executive Compensation                                      70
      Item 12.   Security Ownership of Certain Beneficial
                       Owners and Management                                 70
      Item 13.   Certain Relationships and Related Transactions              70

PART IV

      Item 14.   Controls and Procedures                                     70
      Item 15.   Exhibits, Financial Statements, Schedules and
                       Reports on Form 8-K                                   71

PART I

ITEM 1. BUSINESS

General

Volt Information Sciences, Inc. is a New York corporation, incorporated in 1957. We sometimes refer to Volt Information Sciences, Inc. and its subsidiaries collectively as "Volt" or the "Company," unless the context otherwise requires. Volt operates in the following two businesses and, since Volt's Telecommunications and Information Solutions business contains three segments, Volt has four operating segments:

o     Staffing Services

(1) Staffing Services - This segment provides a broad range of employee staffing services to a wide range of customers throughout the United States, Canada and Europe. These services fall within three major functional areas:

      o Staffing Solutions - provides a full spectrum of managed staffing, temporary/alternative personnel employment and direct hire placement and professional employer organization services.

      o Information Technology Solutions - provides a wide range of information technology services including consulting, turnkey project management and software and web development.

      o E-Procurement Solutions - provides global vendor neutral procurement and management solutions for supplemental staffing using web-based software systems.

o     Telecommunications and Information Solutions

(2) Telephone Directory - This segment publishes independent telephone directories in the United States and publishes telephone directories in Uruguay under a contract with the government-owned telephone company; provides telephone directory production, commercial printing, database management, sales and marketing services; licenses directory production and contract management software systems to directory publishers and others; and provides services, principally computer-based projects, to public utilities and financial institutions.

(3) Telecommunications Services - This segment provides telecommunications services, including design, engineering, construction, installation, maintenance and removals in the outside plant and central offices of telecommunications and cable companies and within their customers' premises, as well as for both large commercial and governmental entities requiring telecommunications services; and also provides complete turnkey services for wireless and wireline telecommunications companies.

(4) Computer Systems - This segment provides directory assistance services, both traditional and enhanced, to wireline and wireless telecommunications companies; provides directory assistance content; designs, develops, integrates, markets, sells and maintains computer-based directory assistance systems and other database management and telecommunications systems, primarily for the telecommunications industry; and provides IT services to the Company's other businesses and to third parties.

Information as to Operating Segments

The following tables set forth the contribution of each operating segment to the Company's consolidated sales and operating profit for each of the three fiscal years in the period ended November 3, 2002, and those assets identifiable within each segment at the end of each of those fiscal years. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements in Items 7 and 8, respectively, of this Report.

                                                       November         November         November
                                                        3, 2002          4, 2001          3, 2000
                                                    -----------      -----------      -----------
NET SALES                                                          (In thousands)
Staffing Services:
   Traditional Staffing                             $ 1,161,771      $ 1,284,862      $ 1,379,111
   Managed Services                                     745,667          737,417          724,632
                                                    -----------      -----------      -----------
   Total gross sales                                  1,907,438        2,022,279        2,103,743
   Less Non-recourse Managed Services--Note 1          (679,110)        (503,027)        (433,212)
   Intersegment sales                                     2,044           12,169           11,284
                                                    -----------      -----------      -----------
                                                      1,230,372        1,531,421        1,681,815
                                                    -----------      -----------      -----------
Telephone Directory:
   Sales to unaffiliated customers                       83,212           99,682           97,499
   Intersegment sales                                       114              264              243
                                                    -----------      -----------      -----------
                                                         83,326           99,946           97,742
                                                    -----------      -----------      -----------
Telecommunications Services:
   Sales to unaffiliated customers                      104,039          246,892          292,680
   Intersegment sales                                     4,833            2,040            3,433
                                                    -----------      -----------      -----------
                                                        108,872          248,932          296,113
                                                    -----------      -----------      -----------
Computer Systems:
   Sales to unaffiliated customers                       72,261           66,435           59,555
   Intersegment sales                                     6,535            4,863            3,544
                                                    -----------      -----------      -----------
                                                         78,796           71,298           63,099
                                                    -----------      -----------      -----------

Elimination of intersegment sales                       (13,526)         (19,336)         (18,504)
                                                    -----------      -----------      -----------
TOTAL NET SALES                                     $ 1,487,840      $ 1,932,261      $ 2,120,265
                                                    ===========      ===========      ===========

SEGMENT PROFIT (LOSS)
Staffing Services                                   $    20,469      $    16,558      $    55,543
Telephone Directory                                       6,712            2,238           (3,244)
Telecommunications Services                             (13,259)           7,353           19,783
Computer Systems                                          8,912           10,739            4,741
                                                    -----------      -----------      -----------
Total segment profit                                     22,834           36,888           76,823

General corporate expenses                              (22,704)         (24,416)         (15,939)
                                                    -----------      -----------      -----------
TOTAL OPERATING PROFIT                                      130           12,472           60,884

Interest and other (loss) income-net                       (518)             859              308
Gain on securities-net                                                     5,552
Gain on sale of partnership interest                                       4,173
Interest expense                                         (4,549)         (11,880)          (9,891)
Foreign exchange (loss) gain                               (477)            (158)             638
                                                    -----------      -----------      -----------
(Loss) income from continuing operations before
    income taxes                                        ($5,414)     $    11,018      $    51,939
                                                    ===========      ===========      ===========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
OPERATING SEGMENT DATA--Continued

                                                 November     November     November
                                                  3, 2002      4, 2001      3, 2000
                                                 --------     --------     --------
                                                           (In thousands)
IDENTIFIABLE ASSETS
Staffing Services                                $332,482     $319,659     $359,903
Telephone Directory                                60,105       75,886       80,852
Telecommunications Services                        46,666       87,723      150,248
Computer Systems                                   31,860       35,039       29,083
                                                 --------     --------     --------
                                                  471,113      518,307      620,086

Assets held for sale--Note 2                                    47,635       44,795
Cash, investments and other corporate assets       38,477       71,294       79,947
                                                 --------     --------     --------

Total assets                                     $509,590     $637,236     $744,828
                                                 ========     ========     ========

Note 1 - Under certain contracts with customers, the Company manages the customers' alternative staffing requirements, including transactions between the customer and other staffing vendors ("associate vendors"). When payments to associate vendors are subject to receipt of the customers' payment to the Company, the arrangements are considered non-recourse against the Company and revenue, other than management fees to the Company, is excluded from sales.

Note 2 - On November 30, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), that comprised the Company's Electronic Publication and Typesetting segment, was acquired by Agfa Corporation through a tender offer for all of Autologic's outstanding shares and a subsequent merger. The Company received $24.2 million for its shares. The Company's gain on the sale of $4.5 million, including a tax benefit of $1.7 million (resulting from a taxable loss versus a gain for financial statement purposes), were reflected in fiscal 2002. The results of operations of Autologic have been classified as discontinued, Autologic's prior period results have been reclassified and its assets have been included as Assets held for sale, on a separate line item in the Company's fiscal 2001 balance sheet.

Forward-Looking Statements Disclosure

This Report and other reports and statements issued by the Company and its officers from time to time contain certain forward-looking statements about the Company's future plans, objectives, performance, intentions and expectations. When used in this Report, words such as "may," "should," "could," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy," "likely," and similar expressions are intended to identify forward-looking statements about the Company's future plans, objectives, performance, intentions and expectations. Although the Company believes that its assumptions are reasonable, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

o general economic, competitive and other business conditions including the effects of weakened U.S. and European economies

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

o the effect of litigation by temporary employees against, and government activity regarding, temporary help companies and the customers with whom they do business

o variations in the rate of unemployment and higher wages sought by temporary workers in certain technical fields particularly characterized by labor shortages, which could affect the Company's ability to meet its customers' demands and the Company's profit margins

o the adverse effect of customers and potential customers moving manufacturing off-shore, reducing their need for temporary workers

o the ability of the Company to diversify its available temporary personnel to offer greater support to the service sector of the economy

o changes in customers' attitudes toward the use of outsourcing and temporary personnel

o the Company's ability to attract and retain certain classifications of technologically qualified personnel for its own use, particularly in the areas of research and development, implementation and upgrading of internal systems

o     intense price competition and pressure on margins

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

o     the timing of customer acceptances of systems

o     the Company's dependence on third parties for some product components

o changes in laws, regulations and government policies, including increased taxes which, because of economic and competitive conditions, may not be able to be passed on to the customer

o     the degree and effects of inclement weather

o the Company's ability to maintain a sufficient credit rating to enable it to continue its securitization program and ability to maintain its existing credit rating in order to avoid any increase in interest rates and any increase in fees under its revolving credit facility, as well as to comply with the financial and other covenants applicable under its credit facility and other borrowing instruments

These and certain other factors are discussed in this Report and, from time to time, in the Company's other reports hereafter filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or the other reports or statements.

Staffing Services Segment

Volt's Staffing Services segment, through two divisions, provides a broad spectrum of staffing services in three major functional areas: Staffing Solutions, Information Technology ("IT") Solutions and E-Procurement Solutions, to a wide range of customers throughout the United States, Canada and Europe. The Technical Placement division provides Staffing Solutions, IT Solutions and E-Procurement Solutions, while the Commercial and Light Industrial division provides Staffing Solutions.

Staffing Solutions

Volt markets a full spectrum of staffing solutions, such as managed services, alternative staffing services and direct hire services, through its Volt Services Group, Volt Human Resources and Volt Europe divisions. In addition, professional employer organization ("PEO") services are offered by the Company's subsidiary, Shaw & Shaw.

      Volt Services Group/Volt Europe/Volt Human Resources (Staffing Solutions Group)

      Staffing solutions provided by this segment are generally identified and marketed throughout the United States as "Volt Services Group," throughout Europe as "Volt Europe" and throughout Canada as "Volt Human Resources." Volt Services Group, Volt Europe and Volt Human Resources (the "Staffing Solutions Group") provide a broad range of employee staffing and professional services, from over 300 branches, including dedicated on-site offices located on client premises. The Staffing Solutions Group is a single-source provider of all levels of staffing, offering to customers an extensive range of alternative employment services. Offerings include managed staffing programs, known as VoltSource, in which the segment is responsible for fulfilling a customer's entire alternative staffing requirements and engages subcontractors to assist the segment in satisfying those requirements; alternative staffing of clerical, administrative, light industrial, technical, professional and information technology personnel; employment, direct hire and professional personnel placement services; referred employee management services; and specifically tailored recruitment services.

      The Staffing Solutions Group provides skilled employees, such as professional, computer and other IT specialties, engineering, design, scientific and technical support, in its Technical Placement division. This group also provides lesser skilled employees, such as administrative, clerical, office automation, accounting, bookkeeping and other financial, call center, light industrial and other personnel, in its Commercial and Light Industrial division. Personnel placements are provided for varying periods of time (both short and long-term) to companies and other organizations (including government agencies) in a broad range of industries that have a need for such personnel, but are unable, or choose not to, engage certain personnel as their own employees. Customers range from those that require one or two temporary employees to national accounts that require as many as several thousand temporary employees at one time.

      The Staffing Solutions Group furnishes temporary employees to meet specific customer requirements to complete a specific project or subproject (with employees typically being retained until its completion), meet a particular need that has arisen, substitute for regular employees during vacation or sick leave, staff high turnover positions, fill in during the full-time hiring process or during a hiring freeze, and staff seasonal peaks, conversions, inventory taking and offices that are downsizing. In addition, the Staffing Solutions Group provides management personnel to coordinate and manage special projects and to supervise temporary employees.

      The Staffing Solutions Group has been successful in obtaining a number of large national contracts which typically require on-site Volt representation and involve servicing multiple customer facilities. In addition to contracting for traditional temporary staffing, many of Volt's larger customers, particularly those with national agreements, have contracted for managed services programs under which Volt, in addition to itself providing staffing services, performs various administrative functions, which include centralized and coordinated order processing and procurement of other qualified staffing providers as subcontractors, commonly referred to as "associate vendors," for service in areas where the Company does not maintain an office, as well as supplying secondary source back-up recruiting. Other features of managed services programs often include customized and consolidated billing to the customer for all of Volt's and associate vendors' services, and detailed management reports on staffing usage and costs. Some managed services programs are tailored to the customer's unique needs for ultimate single source consolidated billing, reporting and payment. In most cases, Volt is required to pay the associate vendors only after Volt receives payment from its customer. Volt also acts as an associate vendor to other national providers to assist them in meeting their obligations to their customers. The bidding process for these national contracts is very competitive. Many contracts are for a one to three year time period, at which time they are typically re-bid. Others are for shorter periods or may be for the duration of a particular project or subproject or a particular need that has arisen, which requires additional or substitute personnel. These contracts expire upon completion of the project or when the particular need ends. Many of these contracts typically require considerable start-up costs and usually take from six to twelve months to reach anticipated revenue levels. The Staffing Solutions Group maintains a group dedicated to the acquisition, implementation and service of national accounts; however, there can be no assurance that Volt will be able to retain accounts that it currently serves, or that Volt can obtain additional national accounts on satisfactory terms.

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

      Volt Services Group and Volt Human Resources maintain computerized nationwide resume databases, containing resumes of computer professionals, engineers and other technical, professional and scientific candidates, from which they fill customer job requirements. Volt Europe maintains similar computerized resume databases containing resumes of candidates from the United Kingdom and continental Europe. These higher skilled individuals employed by the Staffing Solutions Group are frequently willing to relocate to fill assignments. In addition to maintaining its proprietary internet recruiting sites, the segment has numerous contracts with independent job search web site companies. Lesser skilled employees are generally recruited and assigned locally, and employment information/resumes for these employees are maintained in computerized databases at branch offices.

      Individuals hired by the Staffing Solutions Group typically become Volt employees or contractors during the period of their assignment. As employer of record, Volt is responsible for the payment of salaries, payroll taxes, workers' compensation and unemployment insurance and other benefits, which may include paid sick days, holidays and vacations and medical insurance. Class action lawsuits have been instituted in the United States against some users of temporary services, including some customers of the

      Company, by certain temporary employees assigned to the customers, and a few have been threatened or commenced against providers of temporary services, including one case instituted against the Company and other temporary agencies. In general, these lawsuits claim that certain temporary employees should be classified as the customers' employees and are entitled to participate in certain of the customers' benefit programs. In the Company's European markets, litigation and governmental activity (at European Union and national levels) directed at the way the industry does business is also being conducted or considered. Volt does not know the effect, if any, the resolution of these cases or the outcome of this governmental activity will have on the industry in general or upon the Staffing Solutions Group's business.

      Volt Services Group also provides permanent employment services through Volt Professional Placement, which is dedicated to serve as an employment search organization specializing in the recruitment and direct hire of individuals in professional disciplines including information technology, technical, accounting, finance and administrative support disciplines. The direct placement recruiters operate within Volt's existing nationwide branch system. Customers of this service include customers of Volt's Staffing Services and other segments.

      Shaw & Shaw

      Shaw & Shaw, Inc. provides professional employer organization ("PEO") services, also known as "employee leasing," as part of the Commercial and Light Industrial division. The customer using these services generally transfers its entire work force or employees of a specific department or division to Shaw & Shaw. Shaw & Shaw's services include payroll administration, human resource management, consulting on employee legal and regulatory compliance, providing comprehensive benefits, including retirement plans, workers' compensation coverage, loss control and risk management and certain other services. The customer has control over the day-to-day job duties of the employees. Shaw & Shaw utilizes the purchasing power of the Company and, thus, is able to provide its customers' employees with a competitive benefits package. Customers are relieved of the administrative responsibilities involved in maintaining employees.

      Shaw & Shaw provides and markets its services to large and small client companies in a broad spectrum of industries and non-profit organizations. Sales generated by Shaw & Shaw in fiscal 2002 represented 2% of the Staffing Services segment's total sales.

Information Technology Solutions

      VMC Consulting/Volt Integrated Solutions Group/Volt Europe Solutions

      VMC Consulting (VMC) and Volt Europe Solutions provide customized software consulting services, information technology solutions and project management capabilities to organizations in North America and Europe.

      These business units, as part of the Technical Placement division, perform outsource services in the form of project-based work, in which the Company assumes responsibility for project milestones and deliverables. Services include hardware and software testing, software development, systems integration, project management, information technology services, technical communications, technical support, asset management and logistics and clinical research. State-of-the-art technology solutions are delivered to clients on a project basis, with the work performed either in Volt's premises or at the client's location.

      In November 2002, Volt Integrated Solutions Group, which provides technology services, was integrated into VMC to consolidate their operations and improve efficiencies, as well as to provide full service systems integration offerings to the market nationwide.

      These services are generally marketed throughout the United States under the names VMC Consulting, in Canada under the name VMC Consulting Canada and in the United Kingdom and continental Europe under the names Volt Europe Solutions and VMC Consulting Europe. VMC Consulting is based in Redmond, Washington and Fort Collins, Colorado. Volt Europe Solutions is based in Redhill, England and VMC Consulting Europe is based in Slough, England.

      Although VMC Consulting and Volt Europe Solutions continue to broaden their services, there is no assurance that this group's present or future services will be competitive, that the units will continue to develop new services or that its present services or new services will continue to be successfully marketed.

E-Procurement Solutions

      ProcureStaff

      Increasingly, corporations, industry consortia and other buying communities are leveraging the efficiencies of the internet to maximize their buying power. To take advantage of this emerging e-commerce market, the Staffing Services segment, through a wholly-owned subsidiary, ProcureStaff, Ltd., provides managed services programs by means of a vendor neutral, web-based procurement and management solution for alternative staffing. A vendor neutral program enables customers to fulfill their staffing requirements selecting an employee from a number of staffing firms, including Volt, based upon the customer requirements and the skills of the candidates. At the core of the ProcureStaff model is a patent pending business-to-business e-commerce procurement application that is designed to streamline client and vendor functions with increased efficiencies while significantly reducing costs. Utilizing HRP, a web-based software system, and proprietary management methodologies, ProcureStaff provides a procurement and management solution for supplemental or alternative staffing, primarily in the United States and Europe as part of the Technical Placement division. The Company believes that ProcureStaff represents the next generation of staffing services systems and software.

      ProcureStaff provides its clients with web-based access for requisition management, electronic procurement, relationship management, vendor management, time keeping, consolidated invoicing, resource redeployment, demand management and sophisticated graphical ad-hoc management reporting. By adhering to open standards, ProcureStaff enables both customers and vendors to facilitate implementation with minimal cost and resources. Implementation of these programs typically requires considerable start up costs and usually takes up to four months to implement. ProcureStaff competes with other companies which provide similar vendor neutral solutions, some of which are affiliated with competitive staffing companies. Volt believes that its experience in developing and implementing sophisticated software solutions and on-site staffing management for major domestic and international corporations provides the type of expertise necessary to build superior global staffing and vendor procurement solutions. The enhancements to ProcureStaff's software systems and the ability of

      ProcureStaff to offer a vendor neutral procurement environment are designed to enable Volt to pursue new opportunities in the business-to-business marketplace.

      Although ProcureStaff continues to develop and enhance its services and systems, there is no assurance that this division's present or future services will be competitive, that the division will continue to develop new services or that present services or new services will continue to be successfully marketed.

During the week ended November 3, 2002, the entire segment provided approximately 31,500 of its own employees to its customers, in addition to employees provided by subcontractors and associate vendors.

While the markets for the segment's services include a broad range of industries throughout the United States and Europe, general economic conditions in specific geographic areas or industrial sectors have had, in the present are having and in the future could have, an effect on the profitability of this segment. The segment has been adversely affected by the weakened economy in the United States and Europe, causing customers to significantly reduce their requirement for alternative and permanent staffing and the other services provided by this segment. The segment has also experienced margin erosion caused by increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal. The segment has implemented a series of cost cutting initiatives and is committed to further efficiencies designed to increase profitability. However, there can be no assurances that this increase in profitability will occur. In addition, this segment could be adversely affected by changes in laws, regulations and government policies, including the results of pending litigation and governmental activity regarding the staffing services industry, and related litigation expenses, customers' attitudes toward outsourcing and temporary personnel, any decreases in rates of unemployment in the future and higher wages sought by temporary workers, especially those in certain technical fields often characterized by labor shortages.

The Company has increased the number of its offices which offer higher margin project-oriented services to its customers and thus assumes greater responsibility for the finished product. As the segment increases the amount of project-oriented work it performs for customers, the risks of unsuccessful performance, including claims by customers, uncompensated rework and other liabilities increase. While the Company believes that it will successfully implement these project-based contracts, there can be no assurance that the Company will be able to do so, or that it can continue to obtain such contracts on a satisfactory basis or continue delivering quality results that satisfy its customers.

The ability of Volt to compete successfully for customers depends on its reputation, pricing and quality of service provided and its ability to engage, in a timely manner, personnel meeting customer requirements. Competition is intense and many of the contracts entered into by this segment are of a relatively short duration, and awarded on the basis of competitive proposals which are periodically re-bid by the customer. Although Volt has been successful in obtaining various short and long-term contracts in the past in many instances margins under these contracts have decreased. There can be no assurance that existing contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to the Company, or that revenues or profitability from an expired contract will be immediately replaced. Some of this segment's national contracts are large, and the loss of any large contract could have a significantly negative effect on this segment's business unless, and until, the business is replaced. The segment competes with many technical service, temporary personnel, other alternative staffing and permanent placement firms, some of which are larger and have substantially greater financial resources than Volt, as well as with individuals seeking direct employment with the Company's existing and potential customers.

Telephone Directory Segment

Volt's Telephone Directory segment publishes independent telephone directories in the United States and publishes telephone directories in Uruguay under a contract with the government-owned telephone company; provides telephone directory production, commercial printing, database management, sales and marketing services; licenses directory production and contract management software systems to directory publishers and others; and provides various computer based services to public utilities and financial institutions. This segment has transitioned in the United States, from the production of telephone directories for others, to the publishing of its own independent telephone directories. This segment consists of DataNational, Directory Systems/Services, the Uruguay division and Volt VIEWtech.

      DataNational

      DataNational, Volt's independent telephone directory publisher, principally publishes community-based directories, primarily in the mid-Atlantic and southeastern portions of the United States, Arkansas and Texas. DataNational's community-based directories provide consumers with information concerning businesses that provide services within their local geographic area. The directories also include features that are unique to the community, such as school information, maps and a calendar of events. All of the DataNational directories are also available on the internet at www.communityphonebook.info. The division identifies markets where demographics and local shopping patterns are favorable to the division's community-oriented product and expands accordingly. During fiscal 2002, the division published 101 community, county and regional directories. DataNational's principal competitors are regional telephone companies, whose directories typically cover a much wider geographic area than the DataNational directories, as well as other independent telephone directory companies, which compete on the local level. DataNational's revenues are generated from yellow page advertising sold in its directories. Volt believes that advertisers are attracted to DataNational's community directories because the directories enable them to specifically target their local markets at a much lower cost.

      Directory Systems/Services

      Directory Systems/Services develops and markets telephone directory systems and services to directory publishers, using computer systems manufactured by others, combined with proprietary software developed by the Company and by third parties specifically for the division. These systems manage the production and control of databases principally for directory and other advertising media publishers and produce digitized display advertisements and photocomposed pages, with integrated graphics for yellow and white pages directories, as well as CD/ROM directories. These systems incorporate "workflow management," by which ads are automatically routed between workstations, increasing throughput and control. These systems are licensed to, and the services are performed for, publishers and others worldwide, as well as for the segment's DataNational division.

      Directory Systems/Services also publishes semi-annually The National Internet Toll-Free Directory ( www.internettollfree.com ), which provides Internet web sites and toll-free listings for businesses. The revenues for this product are generated by selling advertising in this directory.

Uruguay

      Volt's Uruguay division is the official publisher of white and yellow pages telephone directories for Antel, the government-owned telephone company in Uruguay, under a contract originally entered into in 1983 and subsequently extended through 2006. Revenues are generated from yellow page advertising.

      In addition to the directory business, Volt's Uruguay division owns and operates one of the most advanced directory printing facilities in South America, which includes, among other presses, a high speed, four-color, heat set printing press that is used to print not only its own telephone directories, but also directories for publishers in other South American countries. In addition, this facility does commercial printing, including magazines and periodicals for various customers in Uruguay and elsewhere in South and Central America. Economic instability in neighboring countries, as well as in Uruguay itself, continues to have a significant adverse impact on advertising and printing revenue and operating profits. Because of the severe recession in Uruguay caused by the economic crisis, the Company is seeking to renegotiate the contract with Antel, which could result in an early termination or reduction in directory revenues.

      Volt VIEWtech

      Volt VIEWtech services the energy and water utility industries, providing energy and water conservation based customer services. VIEWtech is one of the oldest and most experienced lenders and servicers for the Fannie Mae Energy Loan program, which provides low interest and energy efficient home improvement financing under major utility sponsorship. These loans are immediately resold, after closing, to Fannie Mae. VIEWtech is a leading utility rebate processing firm, processing energy and water efficient appliance and home improvement rebates on behalf of utilities across the nation. VIEWtech also contracts with major energy utilities for HomeVIEW(TM) and WaterVIEW(TM) internet-based customer services, which provide energy and water usage and energy-related home improvement payback analysis.

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

Telecommunications Services Segment

Volt's Telecommunications Services segment provides telecommunications and other services, including design, engineering, construction, installation, maintenance and removals of telecommunications equipment for the outside plant and central offices of telecommunications and cable companies, and within end-user premises, throughout North America and in Europe. This segment also provides complete turnkey services for wireless telecommunications carriers and wireless infrastructure suppliers and provides limited distribution of products. This segment operated within the United States as three divisions: Volt Telecommunications Group, Voltelcon and Advanced Technology Services, until merged during the latter part of the fiscal year, into a single operating unit called Volt Telecommunications Group. In Europe, some services were performed by the Company's Volt Telecom Europe subsidiary, which because of the telecommunications depression in Europe, operated at reduced levels during the fiscal year and was operating at a minimal level as of the end of the fiscal year.

This segment is a full-service provider of turnkey solutions to the telecommunications, cable and related industries, as well as for large corporations and governmental entities. The segment's services include:

o Engineering services, including feasibility studies, right of way acquisition, network design and detailed engineering for copper, coaxial and fiber systems, carrier systems design, conduit design, computer-aided design drafting, digitizing records, building industry consultant engineering (BICSI), turnkey design, program management, air pressure design and record verification.

o Construction services, including both aerial and underground construction services, using the Company's owned and leased vehicles and equipment. These include jack and bore, directional boring, excavation for conduit and manhole systems, cable replacement and splicing, pole placement and wrecking, copper, coaxial and long and short haul fiber optic cable installation, splicing, termination and testing, project management and inspection services. Construction services have been, and could in the future, be adversely affected by weather conditions, because much of the business is performed outdoors.

o Business Systems Integration services, including structured cabling and wiring and field installation and repair services involving the design, engineering, installation and maintenance of various types of local and wide area networks, via copper wiring and fiber optics, for voice, data and video, and digital subscriber lines (DSL) and other broadband installation and maintenance services to operating telephone companies, long distance carriers, telecommunications equipment manufacturers, cable companies and large end-users.

o Central Office engineer, furnish and install (EF&I) services, including central office engineering, installation and removal of transmission systems, distribution frame systems, AC/DC power systems, wiring and cabling, switch peripheral systems, equipment assembly and system integration and controlled environment structures, and other services, such as grounding surveys and asset management.

o Wireless services, including complete turnkey services to both fixed and mobile wireless providers. This includes establishing or enhancing network infrastructure, design, engineering and construction/installation services, site selection, RF engineering, tower erection, antenna installation and inside cabling and wiring services. In performing these services, the segment employs the latest technologies, such as GPS mapping of facilities.

This segment accommodates clients in the telecommunications industry that require a full range of services from multiple Volt business segments, such as human resources, systems analysis, network integration, software development and turnkey applications. This segment also resells telecommunications equipment to customers. In addition, this segment offers the added value of being able to provide total management of multi-discipline projects because of its ability to integrate efforts on a single project and to assume responsibility for programs that require a single point of contact and uniform quality. The segment performs these services on a project and/or contract personnel placement basis in the outside plant and central offices, and within end-user premises. Customers include telephone operating companies, inter-exchange carriers, long distance carriers, local exchange carriers, wireless carriers, telecommunications equipment manufacturers, cable television, electric, gas, water and water-services utilities, federal, state and municipal government units and private industry.

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

A portion of Volt's business in this segment is obtained through the submission of competitive proposals for contracts that typically expire within one to three years and upon expiration are re-bid. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms. The continued delay in telecommunications companies' capital expenditure projects during the current economic climate has significantly reduced the segment's revenue, particularly from long-haul fiber optic projects and cross-connect box projects, and little improvement can be expected until the industry begins to increase its capital expenditures.

Computer Systems Segment

The Computer Systems segment provides directory assistance services, and designs, develops, sells, leases and maintains computer-based directory assistance services along with other database management and related services, primarily to the telecommunications industry. It also provides third party IT services to others. This segment is comprised of three business units: VoltDelta Resources ("VoltDelta"), DataServ and Maintech.

      VoltDelta

      VoltDelta markets information services solutions to telephone companies and inter-exchange carriers worldwide. VoltDelta has transitioned its business from only the sale of systems to, in addition, an Application Service Provider ("ASP") model so that it now provides information services, including infrastructure and database content, on a transactional use fee basis.

      To meet the needs of customers who desire to upgrade their operator services capabilities by procuring services as an alternative to making a capital investment, the unit has deployed and is marketing enhanced directory assistance and other information service capabilities as a transaction-based ASP service, charging a fee per transaction. One ASP service is marketed as DirectoryExpress, which is designed to provide directory assistance operators worldwide with access to over 180 million United States and

      Canadian business, residential and government listings. VoltDelta owns and operates its own proprietary systems and provides its customers access to a national database sourced from listings obtained by VoltDelta from the Regional Bell Operating Companies ("RBOCs") and other independent sources. In addition, VoltDelta continues to provide customers with new systems, as well as enhancements to existing systems, equipment and software.

      In addition to DirectoryExpress, VoltDelta's InfoExpress suite of services includes iExpress, a service that enables its transaction-based customers to offer operator-assisted yellow pages, directions and other information dependent enhanced services. For consumers (the end-users), especially cellular and PCS users, InfoExpress provides a more convenient and efficient level of directory assistance service since, among other things, consumers may obtain enhanced directory and yellow pages information without having to know the correct area code or even the name of the business. Enhanced information services are particularly attractive in the wireless market, where there is no access to printed telephone directories. VoltDelta's ASP services are being delivered to live operators over the switched telephone network, via the internet and, more recently, through voice portals using speech recognition technologies.

      VoltDelta has service agreements with major telecommunications carriers, including RBOCs in the United States. Similar services are also provided to major telecommunications providers in the United Kingdom, Belgium, Holland and Italy, through Volt's wholly owned European subsidiaries.

      DataServ

      DataServ was established in fiscal year 2002 as a separate division of VoltDelta to target non-telco enterprise customers with enhanced directory assistance and information services. The division's services utilize the most accurate consumer and business databases to allow companies to improve their operations and marketing capabilities. Working with VoltDelta and other data aggregators, DataServ's information is updated daily and is substantially augmented with specialized information unique to the non-telco enterprise customer. DataServ integrates customer applications access via XML and other advanced technologies with its various databases. DataServ has agreements with several agents and resellers to distribute its services into targeted industries.

Although VoltDelta was successful during fiscal year 2002 in obtaining new customers for these services, including major telephone companies in the long distance and cellular markets, and DataServ commenced generating revenues, there can be no assurance that they will continue to be successful in marketing these services to additional customers, or that the customer's volume of transactions will be at a level sufficient to enable the segment to maintain profitability.

In order to fulfill its commitments under its contracts, VoltDelta and DataServ are required to develop advanced computer software programs and purchase substantial amounts of computer equipment, as well as license data content, from several suppliers. Most of the equipment and data content required for these contracts is purchased as needed and is readily available from a number of suppliers.

      Maintech

      Maintech provides information technology infrastructure support services to mid-size and large corporate clients across the United States. Its target markets include banking and brokerage, telecommunications, aerospace, healthcare and hospital, and higher education. Maintech's services portfolio includes three groups of interrelated services:

      o Hardware maintenance services, which includes fault analysis, repair and desktop support of PC and UNIX-based servers and workstations from vendors such as HP/Compaq, SUN, IBM and Dell. Maintech also supports storage systems from Network Appliance, EMC, Clariion and STK. These services are structured to support mission-critical operating environments, including Wall Street trading desks, electronic funds transfer, R & D laboratories and 411 Directory Assistance systems. Maintech provides these programs on a 24 x 7 x 365 basis with available on-site, 2 hour or 4 hour response terms.

      o Network Operations Center (NOC) services, which includes 24 x 7 x 365 monitoring and management of LAN/WAN environments, network design, carrier selection and management, and product procurement, deployment, transition and support. Maintech's dual NOCs in Orange, California and Wallington, New Jersey are staffed with certified network design and support engineers, and employ state-of-the-art diagnostic monitoring and management software.

      o Technology refresh services which includes providing workstation and server upgrades, warehousing, asset management, product integration and testing, and installation and facility planning.

      Maintech's strategic business development plan takes into consideration a three-layer IT infrastructure model that is gaining wide acceptance in the marketplace. Each layer drives a different element of the client and service vendor organizations to tightly focus on its respective core competencies and, ultimately, deliver better value. The top layer, Business Process Development, and the second layer, Applications Development and Support, remain the traditional focus of the client's line operations and IT organizations. The third layer, IT Infrastructure, is increasingly seen as a set of industry standard desktop and server products, and voice and data network schemes, to be purchased and supported as an integrated solution. These layers of service include a broad spectrum of design, procurement, project management and maintenance services that are expensive for the client to build, deliver and sustain, especially when their capital budgets are limited. The Company believes that Maintech's strengths and economic structure enable Maintech's customers to meet the demand to improve operating cost parameters by using these IT services, particularly for those companies that are correcting or adjusting an overbuilt IT infrastructure.

      Maintech headquarters are in Wallington, New Jersey. District service offices are located in most metropolitan areas across the United States.

The business environment in which this segment operates is highly competitive. Some of this segment's principal competitors are larger and have substantially greater financial resources than Volt. This segment's results are highly dependent on the volume of directory assistance calls to VoltDelta's customers which are routed to the segment under existing contracts, the segment's ability to continue to secure comprehensive listings from others, its ability to obtain additional customers for these services and on its continued ability to sell products and services to new and existing customers. This segment's position in its market depends largely upon its reputation, quality of service and ability to develop, maintain and implement information systems on a cost competitive basis. Although Volt continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products can be successfully marketed.

Some of this segment's contracts expired in 2002, while others were renewed and new contracts were awarded to the segment. Other contracts are scheduled to expire in 2003 through 2008. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

Joint Venture

In fiscal 1998, Volt and TELUS Advertising Services, a wholly owned subsidiary of TELUS Corporation, formed a joint venture for the publishing of community telephone directories. In the fourth fiscal quarter of 2002, the joint venture was liquidated with one operation sold to an unaffiliated third party and the other operation acquired by the Company.

Research, Development and Engineering

During fiscal years 2002, 2001 and 2000, the Company expended approximately $2.5 million, $2.5 million and $2.4 million, respectively, on research, development and engineering for product and service development and improvement, substantially all of which is Company sponsored, and none of which was capitalized. The major portion of research and development expenditures was incurred by the Computer Systems segment.

In addition, the Company invests in software for internal use, including planning, coding, testing, deployment, training and maintenance. In fiscal 2002, expenditures for internal-use software were $17.2 million of which $6.7 million was capitalized.

Intellectual Property

"Volt" is a registered trademark of the Company under a number of registrations. The Company also holds a number of other trademarks and patents related to certain of its products and services; however, it does not believe that any of these are material to the Company's business or that of any segment. The Company is also a licensee of technology from many of its suppliers, none of which individually is considered material to the Company's business or the business of any segment.

Customers

There were no customers to which sales represented over 10% of the Company's consolidated sales in fiscal years 2002, 2001, or 2000. In fiscal 2002, the Telecommunications Services segment's sales to three customers represented approximately 24%, 20%, and 12%, respectively, of the total sales of that segment; and the Computer Systems segment's sales to one customer represented approximately 30% of the total sales of that segment. The loss of one or more of these customers, unless the business is replaced by the segment, could result in an adverse effect on the results for that segment's business, although the Company does not believe that there would be a material adverse effect on the results of the Company and its subsidiaries taken as a whole.

Seasonality

Historically, the Company's results of operations have been lowest in its first fiscal quarter as a result of reduced requirements for the Staffing Services segment's personnel due to the holiday season and the directory publishing schedules of the Telephone Directory segment's DataNational division. The Uruguay division of the Telephone Directory segment produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter.

Employees

During the week ended November 3, 2002, Volt employed approximately 36,000 persons, including approximately 31,500 persons who were on temporary assignment for the Staffing Services segment. Volt is a party to two collective bargaining agreements, which cover a small number of employees. The Company believes that its relations with its employees are satisfactory.

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

ITEM 2. PROPERTIES

The Company occupies approximately 38,000 square feet of space at 560 Lexington Avenue, New York, New York under leases that expire in 2007 and 2009. The facility serves as the Company's corporate headquarters, the headquarters for the Company's Computer Systems segment and a base for certain operations of the Company's Staffing Services segment. The following table sets forth certain information as to each of the Company's other major facilities:

                                                                Approximate
                                                                  Sq. Ft.
                                                                   Leased              If Leased,
                                                                     Or               Year of Lease
Location                 Business Segment                          Owned               Expiration
--------                 ----------------                          -----               ----------
Orange,                  West Region Headquarters                 200,000                 Owned (1)
California               Accounting Center
                         Staffing Services
                         Computer Systems

Anaheim,                 Telephone Directory                       39,000                 Owned
California

El Segundo,              Staffing Services                         20,000                 Owned
California

San Diego,               Staffing Services                         20,000                 Owned
California

Montevideo,              Telephone Directory                       96,000                  2004
Uruguay

Blue Bell,               Telephone Directory                       51,000                  2007
Pennsylvania             Computer Systems

Redmond,                 Staffing Services                         46,000                  2010
Washington                                                         27,000                  2005

Edison,                  Telecommunications Services               42,000                  2005
New Jersey

Wallington,              Computer Systems                          32,000                  2003
New Jersey

Slough,                  Staffing Services                         19,000                  2007
England

Indianapolis,            Telephone Directory                       16,000                  2003
Indiana                  Staffing Services

                                                                 Approximate
                                                                   Sq. Ft.
                                                                   Leased              If Leased,
                                                                     Or              Year of Lease
Location                 Business Segment                           Owned              Expiration
--------                 ----------------                           -----              ----------
Sunbury on Thames,       Computer Systems                          14,000                 2007
England

Norcross,                Staffing Services                         13,000                 2003
Georgia                  Telecommunications Services

Westbury,                Corporate                                 12,000                 2004
New York

Chantilly,               Telephone Directory                       11,000                 2005
Virginia                 Staffing Services

(1) See Note F of Notes to Consolidated Financial Statements for information regarding a term loan secured by a deed of trust on this property.

In addition, the Company owns a 134,000 square foot facility in Thousand Oaks, California, which was leased by the Company to its former 59% owned subsidiary, Autologic Information International, Inc. until December 31, 2002. This facility is currently being marketed for sale or lease by the Company.

In addition, the Company leases space in approximately 230 other facilities worldwide (excluding month-to-month rentals), each of which consists of less than 10,000 square feet. These leases expire at various times from 2003 until 2011.

At times, the Company leases space to others in the buildings that it owns or leases, if it does not require the space for its own business.

The Company believes that its facilities are adequate for their presently anticipated uses and that it is not dependent upon any individually leased premises.

For additional information pertaining to lease commitments, see Note P of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is party to certain claims and legal proceedings which arise in the ordinary course of business, including those discussed in
Item 1 of this Report. There are no claims or legal proceedings pending against the Company or its subsidiaries, which, in the opinion of management, would have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                               EXECUTIVE OFFICERS

WILLIAM SHAW, 78, a founder of the Company, has been President and Chairman of the Board of the Company since its inception in 1957 and has been employed in executive capacities by the Company and its predecessors since 1950.

JEROME SHAW, 76, a founder of the Company, has been Executive Vice President and Secretary of the Company since its inception in 1957 and has been employed in executive capacities by the Company and its predecessors since 1950.

JAMES J. GROBERG, 74, has been a Senior Vice President and Principal Financial Officer of the Company since September 1985 and was also employed in executive capacities by the Company from 1973 to 1981.

STEVEN A. SHAW, 43, has been a Senior Vice President of the Company since November 2000 and served as Vice President of the Company from April 1997 until November 2000. Mr. Shaw has been employed by the Company in various capacities since November 1995.

HOWARD B. WEINREICH, 60, has been General Counsel of the Company since September 1985 and a Senior Vice President of the Company since May 2001. He has been employed in executive capacities by the Company since 1981.

THOMAS DALEY, 48, has been Senior Vice President of the Company since March 2001 and has been employed in executive capacities by the Company since 1980.

LUDWIG M. GUARINO, 51, has been Treasurer of the Company since January 1994 and has been employed in executive capacities by the Company since 1976.

JACK EGAN, 53, has been Vice President - Corporate Accounting and Principal Accounting Officer since January 1992 and has been employed in executive capacities by the Company since 1979.

DANIEL G. HALLIHAN, 54, has been Vice President - Accounting Operations since January 1992 and has been employed in executive capacities by the Company since 1986.

NORMA J. KRAUS, 71, has been Vice President - Human Resources since March 1987 and has been employed in executive capacities by the Company since 1979.

William Shaw and Jerome Shaw are brothers. Steven A. Shaw is the son of Jerome Shaw. Bruce G. Goodman, a director of the Company, is the son-in-law of William Shaw. There are no other family relationships among the executive officers or directors of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange (NYSE Symbol-VOL). The following table sets forth the high and low prices of Volt's common stock, as reported by the NYSE, during the Company's two fiscal years ended November 3, 2002:

                                   2002                         2001
                          -----------------------       ----------------------
Fiscal Period              High             Low          High            Low
-------------             ------           ------       ------          ------

First Quarter             $17.25           $11.10       $25.94          $18.19
Second Quarter             22.90            14.50        28.10           16.60
Third Quarter              24.50            18.70        19.40           16.44
Fourth Quarter             18.95            12.65        17.80           10.50

As of January 15, 2003, there were approximately 419 holders of record of the Company's common stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

Cash dividends have not been paid during the reported periods. The Company's credit agreement contains financial covenants, one of which requires the Company to maintain consolidated tangible net worth, as defined, of $220.0 million and limits dividends and capital stock repurchases and redemptions by the Company in any fiscal year to 25% of the prior year's consolidated net income, as defined. As a result of the net loss in fiscal 2002, the credit agreement does not permit dividends to be paid during fiscal 2003.

Equity Compensation Plans

The following table sets forth certain information, as at November 3, 2002, with respect to the Company's equity compensation plans:

                                          Number of securities to be       Weighted-average        Number of securities
                                            issued upon exercise of       exercise price of       remaining available for
                                             outstanding options,        outstanding options,      future issuance under
           Plan Category                      warrants and rights        warrants and rights     equity compensation plans
           -------------                      -------------------        -------------------     -------------------------
Equity compensation plans
approved by security holders                         566,359(a)                 $   21.08                 367,034(a)

Equity compensation plans not
approved by security holders                              --                        --                         --
                                                     -------                    ---------                 -------

  Total                                              566,359                    $   21.08                 367,034
                                                     =======                    =========                 =======

(a) Under the Company's 1995 Non-Qualified Stock Option Plan, the Company's only equity compensation plan. Upon the expiration, cancellation or termination of unexercised granted options, shares subject to those options will again be available for the grant of options under the plan.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                Year Ended (Notes 1 and 2)
                                                       --------------------------------------------------------------------------
                                                         November        November        November         October         October
                                                          3, 2002         4, 2001         3, 2000        29, 1999        30, 1998
                                                       ----------      ----------      ----------      ----------      ----------
                                                                          (In thousands, except per share data)
Net Sales                                              $1,487,840      $1,932,261      $2,120,265      $2,068,684      $1,621,375
                                                       ==========      ==========      ==========      ==========      ==========

(Loss) income from continuing operations - before
    items shown below--Note 3                             ($3,925)     $    6,658      $   31,402      $   31,492      $   20,232
Discontinued operations--Note 4                             4,310            (814)           (697)         (2,533)            671
Extraordinary item - prepayment of debt--Note 5            (1,262)
Cumulative effect of a change in accounting -
    goodwill impairment--Note 3                           (31,927)
                                                       ----------      ----------      ----------      ----------      ----------
Net (loss) income                                        ($32,804)     $    5,844      $   30,705      $   28,959      $   20,903
                                                       ==========      ==========      ==========      ==========      ==========

Per Share Data
Basic:
   (Loss) income from continuing operations - before
    items shown below                                     ($ 0.26)     $     0.44      $     2.08      $     2.10      $     1.36
   Discontinued operations                                   0.28           (0.06)          (0.05)          (0.17)           0.04
   Extraordinary item                                       (0.08)
   Cumulative effect of a change in accounting              (2.10)
                                                       ----------      ----------      ----------      ----------      ----------
   Net (loss) income                                      ($ 2.16)     $     0.38      $     2.03      $     1.93      $     1.40
                                                       ==========      ==========      ==========      ==========      ==========
   Weighted average number of shares                       15,217          15,212          15,139          15,023          14,918
                                                       ==========      ==========      ==========      ==========      ==========

Diluted:
   (Loss) income from continuing operations -
    before items shown below                               ($0.26)     $     0.44      $     2.05      $     2.08      $     1.33
   Discontinued operations                                   0.28           (0.06)          (0.05)          (0.17)           0.04
   Extraordinary item                                       (0.08)
   Cumulative effect of a change in accounting              (2.10)
                                                       ----------      ----------      ----------      ----------      ----------
   Net (loss) income                                      ($2.16)      $     0.38      $     2.00      $     1.91      $     1.37
                                                       ==========      ==========      ==========      ==========      ==========
   Weighted average number of shares                       15,217          15,244          15,316          15,153          15,254
                                                       ==========      ==========      ==========      ==========      ==========

Total assets                                           $  509,590      $  637,236      $  744,828      $  618,329      $  469,326

Long-term debt, net of current portion                 $   14,469      $   15,993      $   32,297      $   45,728      $   54,048

Note 1--Fiscal years 1998 through 1999 and 2001 through 2002 were comprised of 52 weeks, while fiscal year 2000 was comprised of 53 weeks.

Note 2--Cash dividends have not been paid during the five-year period ended November 3, 2002.

Note 3--Fiscal 2002 includes a non-cash charge of $31.9 million, or $2.10 per share, recognized for goodwill impairment as of November 5, 2001 presented as a cumulative effect of a change in accounting. Amortization of goodwill, included in continuing operations net of taxes, which was not permitted to be amortized beginning in fiscal year 2002 under Statement of Financial Accounting Standards No. 142, is included in the prior fiscal years as follows: 2001 - $2.0 million, or $0.13 per share; 2000 - $2.3 million, or $0.15 per share; 1999 - $2.2 million, or $0.14 per share; and 1998 - $0.9 million, or $0.06 per share.

        Fiscal 2001 includes a gain on the sale of the Company's interest in a real estate partnership of $4.2 million ($2.5 million, net of taxes, or $0.16 per share) and a gain on the sale of securities, net of a write-down of other securities, of $5.6 million ($3.4 million, net of taxes, or $0.22 per share).

        In fiscal 1999 and fiscal 1998, the Company recognized $2.0 million, or $0.13 per share and $500,000, or $0.03 per share, respectively, of a previously deferred gain on the sale in 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Company's Uruguayan division and guaranteed the venture's obligations with respect to certain import financing, resulting in a partial deferral of the gain. During fiscal years 1999 and 1998, the venture repaid substantially all of its obligations and the gain was recognized.

Note 4--Fiscal 2002 includes a net gain of $4.3 million, or $0.28 per share, including a tax benefit of $1.7 million (resulting from a taxable loss versus a gain for financial statement purposes), from discontinued operations resulting from the Company's sale of its 59% interest in Autologic Information International, Inc. ("Autologic"), that comprised the Company's Electronic Publication and Typesetting segment. This amount included a $4.5 million gain on the sale, partially offset by a $0.2 million loss on operations. Accordingly, the results of operations of Autologic have been classified as discontinued in the statements of income for fiscal years 1998 through 2001.

Note 5--Fiscal 2002 includes an extraordinary charge of $2.1 million ($1.3 million, net of taxes, or $0.08 per share) for the prepayment of the Company's remaining $30.0 million outstanding Senior Notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments, assumptions and valuations that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Future reported results of operations can be impacted if the Company's estimates, judgments, assumptions or valuations made in earlier periods prove to be wrong. Management believes the critical accounting policies and areas that require the most significant estimates, judgments, assumptions or valuations used in the preparation of the Company's financial statements are as follows:

Revenue Recognition - The Company recognizes revenue primarily as services are rendered, products are shipped or directories are published. Within the Company's operating segments, these services include the billing of labor, material and directory assistance transactions as they are provided. In addition, the Company may provide services under long-term contracts. Revenue and costs applicable to long-term contracts, including those providing for software customization or modification, are recognized on the completed contract method, upon the customers' acceptance, in accordance with AICPA Statement of Positions No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and No. 97-2, "Software Revenue Recognition" and related interpretations and amendments. The Company records provisions for estimated losses on contracts when losses become evident. Accumulated unbilled costs on contracts are carried in inventory at the lower of actual cost or estimated realizable value.

The Company, through its Shaw & Shaw subsidiary, provides professional employer organizational services ("PEO") to certain customers which generally transfer its entire work force or employees of a specific departments or divisions to the Company. PEO revenue represented less than 2% of the Company's consolidated sales in fiscal 2002. The Company's PEO services include payroll administration, human resource management, consulting on employee legal and regulatory compliance, providing comprehensive benefits, including retirement plans, workers' compensation coverage, loss control and risk management and certain other services. The customer has control over the day-to-day job duties of the employees. PEO revenue consists of the amounts charged to the customer by the Company for the employee's gross pay, the employer's share of related payroll taxes, workers' compensation and charges for certain other services provided by the Company, and a negotiated percentage markup of the employees' gross wages. Based on its analysis of Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the Company has concluded that it provides its PEO services as a principal and, therefore, recognizes all amounts billed to its customers as gross revenues. PEO services revenue in fiscal 2002, 2001, and 2000 aggregated approximately $24.5 million, $39.6 million and $24.7 million, respectively. The direct expenses borne by the Company are included in cost of sales. On January 27, 2003, the Company received a comment from the staff of the Securities and Exchange Commission ("SEC") questioning the Company's revenue recognition policy for Shaw & Shaw. The Company understands that its policy is in accordance with the prevailing practice in the PEO industry and responded to the comment. The Staff of the SEC advised the Company that it believes the appropriate presentation should be to report the Company's PEO revenue net of gross payroll cost. The Company has not been able to resolve this comment to date. If the Company were required to record its PEO revenue net of the gross payroll cost component of its services, there would be a reduction of sales and the related cost of sales, but no effect on the Company's net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued

Under certain other contracts with customers, the Company manages the customers' alternative staffing requirements, including transactions between the customer and other staffing vendors ("associate vendors"). When payments to associate vendors are subject to receipt of the customers' payment to the Company and the Company does not bear credit responsibility, the arrangements are considered non-recourse against the Company and the revenue, other than management fees payable to the Company, is excluded from sales.

Allowance for Uncollectable Accounts - The establishment of an allowance requires the use of judgement and assumptions regarding potential losses on receivable balances. Allowances for doubtful accounts receivable are maintained based upon historical payment patterns, aging of accounts receivable and actual write-off history. The Company believes that these allowances are adequate; however, changes in the financial condition of customers could have an effect on the allowance balance required and a related charge or credit to earnings.

Long-Lived Assets - As of the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under these new rules, goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to annual testing using fair value methodology. The Company engaged independent valuation firms, which primarily used comparable multiples of revenue and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured. An impairment charge of $31.9 million was recognized for the amount by which the carrying value of goodwill exceeded its implied fair value as of the beginning of fiscal 2002. Intangible assets with finite, measurable lives continue to be amortized over their respective useful lives. Property, plant and equipment is recorded at cost, and depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to depreciate the cost of the assets over their estimated lives. Property, plant and equipment and intangible assets, other than goodwill, are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The fair values of the assets are based upon Company estimates of the discounted cash flows that are expected to result from the use and eventual disposition of the assets or the amount that would be realized from an immediate sale. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value. Although the Company believes its estimates are appropriate, the fair value measurements of the Company's long-lived assets could be affected by using different estimates and assumptions in these valuation techniques.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued

Securitization Program - The Company accounts for the securitization of accounts receivables in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. On April 15, 2002, under a new securitization program, the Company, through a special purpose subsidiary, sold a participation interest of $50.0 million out of an initial pool of approximately $162.0 million of receivables.

At November 3, 2002, the participation interest sold was $60.0 million. Accordingly, the trade receivables included in the November 3, 2002 balance sheet have been reduced to reflect the $60.0 million participation interest sold and no debt was recorded.

Results of Operations

The information that appears below relates to prior periods. The results of operations for those periods are not necessarily indicative of the results, which may be expected for any subsequent period. The following discussion should be read in conjunction with the Operating Segment Data in Item 1 of this Report and the Consolidated Financial Statements and Notes thereto which appear in Item 8 of this Report.

Fiscal Year 2002 (52 weeks) Compared to Fiscal Year 2001 (52 weeks)

Results of Operations - Summary

Net sales decreased by $444.4 million, or 23%, to $1.5 billion in fiscal 2002. This decrease resulted primarily from a $301.0 million decrease in sales in the Staffing Services segment and a $140.1 million decrease in sales in the Telecommunications Services Segment.

The Company's operating segments reported an operating profit of $22.8 million in fiscal 2002 compared to $36.9 million in the prior year. Contributing to the fiscal 2002 decrease in operating profit were a decrease in operating results of $20.6 million reported by the Telecommunications Services segment and a decrease of $1.8 million in operating profit reported by the Computer Systems segment. These decreases were partially offset by increases in operating profits of $4.4 million reported by the Telephone Directory segment and $3.9 million by the Staffing Services segment.

In fiscal 2002, the Company reported a loss from continuing operations before income taxes of $5.4 million compared to income from continuing operations before taxes of $11.0 million in fiscal 2001. Non-recurring items affecting results from continuing operations in fiscal 2001 included a gain of $6.3 million on the sale of an investment in equity securities that had been written off in 1997, partially offset by a write-down of an investment in marketable securities of $0.7 million and a gain on the sale of the Company's interest in a real estate partnership of $4.2 million. In addition, results from continuing operations for fiscal 2001 included amortization of goodwill, which is no longer permitted to be amortized, of $3.0 million.

In fiscal 2002, the Company reported a net loss of $32.8 million compared with net income of $5.8 million in the prior year. Results for fiscal 2002 included a non-cash charge for the write-down of goodwill of $31.9 million reported as a cumulative effect of a change in accounting and a net gain from discontinued operations, after taxes, of $4.3 million comprised of a $4.5 million gain, including a tax benefit of $1.7 million (resulting from a taxable loss versus a gain for financial statement purposes), on the sale of the Company's 59% interest in Autologic Information International Inc. ("Autologic") partially offset by a loss from Autologic's operations through the disposal date of $0.2 million (compared to a loss of $0.8 million in fiscal 2001). In addition, fiscal 2002 results included a $1.3 million, net of taxes, extraordinary charge for the early payment of the Company's remaining $30.0 million outstanding Senior Notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2002 (52 weeks) Compared to Fiscal Year 2001 (52 weeks)--Continued

Results of Operations - By Segment

Staffing Services

Although sales of the Staffing Services segment decreased by $301.0 million, or 20%, to $1.2 billion in fiscal 2002, its operating profit increased by $3.9 million, or 24%, to $20.5 million in fiscal 2002.

The Technical Placement division of the Staffing Services segment reported an operating profit of $29.6 million on sales of $789.2 million for fiscal 2002, compared with an operating profit of $27.5 million on sales of $1.1 billion in the prior year. Low-margin managed service sales comprised 62% of the reported sales decline of the division. The decline was due primarily to an increase in the number of associate vendors who agreed to be paid subject to the receipt of the customers' payment to the Company, resulting in the amounts, other than management fees to the Company, associated with those revenues being excluded from sales, as non-recourse managed service revenue. A reduction in the use of managed service programs by several of the division's managed service clients also adversely affected sales. Although the division reported decreases in both traditional and managed service sales, an increase in high-margin project management work contributed to an increase in gross margins of 3.9 percentage points. In addition, the division's continued overhead reductions and the absence in fiscal 2002 of goodwill amortization of $2.1 million enabled the Technical Placement division to increase its operating profit and profit margin percentage.

The Commercial and Light Industrial division of the Staffing Services segment reported an operating loss of $9.1 million on net sales of $441.2 million for fiscal 2002 compared with an operating loss of $10.9 million on net sales of $479.4 million in the prior period. The decrease in operating loss was the result of lower overhead due to cost reduction efforts partially offset by an 8% decline in revenue and a decrease in gross margins of 0.9 percentage points due to increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal. Although sequential quarterly operating losses have declined during fiscal 2002, cost control initiatives in the Commercial and Light Industrial division have not fully offset lower revenue and gross margins.

While the Staffing Services segment is committed to continued cost controls designed to increase profitability for fiscal 2003, a return to substantially higher profit levels is likely to depend on the timing and strength of a general economic recovery. The Company expects that high unemployment and the need for state and local governments to align their revenues with expenditures will result in pressures on margins as jurisdictions increase payroll and various other taxes. Although the markets for the segment's services include a broad range of industries throughout the United States and Europe, general economic difficulties in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of the segment.

Telephone Directory

While Telephone Directory segment's sales decreased by $16.6 million, or 17%, to $83.3 million in fiscal 2002, its operating profit increased by $4.5 million, or 200%, to $6.7 million. The reduction in sales was primarily due to lower printing and advertising revenue in Uruguay due to the economic instability in neighboring

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2002 (52 weeks) Compared to Fiscal Year 2001 (52 weeks)--Continued

Results of Operations - By Segment--Continued

countries, as well as in Uruguay itself, along with decreased toll-free directory advertising revenue in the United States. Despite the reduced sales, decreases in paper prices, production costs and overhead, along with increased productivity and the absence in fiscal 2002 of goodwill amortization of $0.7 million, resulted in the higher profitability of the segment. The segment currently has a high-margin production contract with a telecommunications company, which accounted for 8% of the segment's annual revenue in fiscal 2002, that will terminate in June 2003 as the customer's operations are being sold. The segment cannot determine the amount of revenue it will receive from the customer through the end of the contract or whether current revenue and profits will be replaced through existing or new customers in the future. Other than the DataNational division, which accounted for 53% of the segment's fiscal 2002 sales, the segment's business is obtained through submission of competitive proposals for contracts. These short and long-term contracts are re-bid after expiration. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, this segment's sales and profitability are highly dependent on advertising revenue, which has been and continues to be affected by general economic conditions.

Telecommunications Services

The Telecommunications Services segment's sales decreased by $140.1 million, or 56%, to $108.9 million in fiscal 2002 and the segment sustained an operating loss of $13.3 million in fiscal 2002, compared to an operating profit of $7.4 million in fiscal 2001. Despite a decrease in overhead of 32% due to the emphasis on overhead reductions, the results of the segment continue to be affected by the decline in spending caused by the depressed conditions within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and margins. During fiscal 2002, the Company announced the reorganization of the segment's operations and continues its cost control initiatives in an effort to permit the segment to operate profitably at lower revenue levels without impairing its ability to take advantage of opportunities when the telecommunications industry stabilizes and customers' spending increases. A substantial portion of the business in this segment is obtained through the submission of competitive proposals for contracts, which typically expire within one to three years and are re-bid. While management believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurances that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

Computer Systems

The Computer Systems segment's sales increased by $7.5 million, or 11%, to $78.8 million in fiscal 2002 while its operating profit decreased by $1.8 million, or 17%, to $8.9 million. The higher operating profit in fiscal 2001 resulted from the beneficial settlement with a vendor. An increase in sales, in fiscal 2002, was reported by all of the segment's divisions, including the segment's Application Service Provider directory assistance and web-based services provided by its VoltDelta Resources division, as well as IT services provided by its

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2002 (52 weeks) Compared to Fiscal Year 2001 (52 weeks)--Continued

Results of Operations - By Segment--Continued

Maintech division. This segment's results are highly dependent on the volume of directory assistance calls to the segment's customers that are routed to the segment under existing contracts, the segment's ability to continue to secure comprehensive listings from others, its ability to obtain additional customers for these services and its continued ability to sell products and services to new and existing customers.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations were:

Selling and administrative expenses decreased by $8.6 million, or 10%, to $74.5 million in fiscal year 2002 from fiscal year 2001 as a result of decreased commissions and incentives due to the lower sales, the Company's cost cutting initiatives and reduced financial reporting system expenses in fiscal 2002. Selling and administrative expenses, expressed as a percentage of sales, were 5.0% in fiscal 2002 and 4.3% in fiscal 2001.

Depreciation and amortization decreased by $2.4 million, or 10%, to $22.2 million in fiscal 2002. The decrease was attributable to a $3.0 million reduction in goodwill amortization due to the effect of new rules on accounting for goodwill, which eliminated amortization of goodwill in favor of annual impairment tests which the Company adopted at the beginning of fiscal 2002 (see "Critical Accounting Policies," above). This was partially offset by increased depreciation of fixed assets.

The Company incurred other expense of $1.4 million in fiscal 2002, primarily in conjunction with the initial and subsequent transactions under the Company's new Securitization Program and other sundry expenses.

In fiscal 2001, the Company recognized a pre-tax gain of $6.3 million on the sale of securities that had been previously written off in 1997, partially offset by a $0.7 million write down of an investment in marketable securities, resulting in a net pre-tax gain of $5.6 million. In fiscal 2001, the Company also recognized a pre-tax gain of $4.2 million on the sale of the Company's interest in a real estate partnership.

The foreign exchange loss in fiscal 2002 was $0.5 million compared to $0.2 million in fiscal 2001. The increase was a result of unfavorable currency movements in the Uruguayan and European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, the Company utilizes foreign currency option and forward contracts, when required, that generally settle on the last weekday of each quarter.

Interest expense decreased by $7.3 million, or 62%, to $4.5 million in fiscal 2002. The decrease was attributable to reduced working capital requirements resulting from the sales decline, as well as from the early repayment on March 5, 2002 of the remaining $30.0 million of 7.92% Senior Notes in contemplation of the lower cost accounts receivable Securitization Program. The Securitization Program, costs of which are reflected in other expense (see above), also eliminated higher cost borrowings under the revolving credit facility. Throughout fiscal 2002, the Company has also benefited from significantly lower market rates for financing, partially offset by an increase in rates in Uruguay.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2002 (52 weeks) Compared to Fiscal Year 2001 (52 weeks)--Continued

Results of Operations - Other--Continued

The Company's effective tax rate was a benefit of 27.5% of its financial reporting pre-tax loss from continuing operations in fiscal 2002 compared to a 39.6% tax provision in fiscal 2001. The low effective tax benefit in fiscal 2002 was primarily due to 2002 foreign losses for which no tax benefit was provided.

The $4.3 million gain, net of taxes, from discontinued operations arose from the Company's sale on November 30, 2001 of Autologic, the Company's 59% owned publicly-held subsidiary, that comprised the Company's Electronic Publication and Typesetting segment, to Agfa Corporation through a tender offer for all of Autologic's outstanding shares and a subsequent merger. The Company received $24.2 million for its shares. The net gain was comprised of a $4.5 million gain on the sale, including a tax benefit of $1.7 million (resulting from a taxable loss versus a gain for financial statement purposes), partially offset by a loss from Autologic's operations through the disposal date of $0.2 million (compared to a loss of $0.8 million in fiscal 2001).

On March 5, 2002, the Company prepaid the remaining $30.0 million of its Senior Notes in lieu of seeking amendments to the agreements under which the Senior Notes were issued that would have been required in order for the Company to implement the Securitization Program discussed below under "Liquidity and Capital Resources" and that may have been required, depending upon the size of the Company's then expected first quarter loss. The Senior Notes otherwise would have been due in installments over the two and one-half years following the prepayment. The "make whole" premium paid to the holders of the Senior Notes of $2.1 million, or $1.3 million net of taxes, was recognized as an extraordinary charge in the second quarter of fiscal 2002 for the early payment of that debt.

The $31.9 million charge to earnings recorded as a cumulative effect of a change in accounting arose from the required adoption, as of the beginning of fiscal 2002, of SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangibles with indefinite lives are no longer amortized, but instead are subject to annual testing using fair value methodology. The Company engaged independent valuation firms to assist in the determination of the impairment that may have existed in the $39.8 million of goodwill recorded as of the beginning of the fiscal year, November 5, 2001. The valuation firms primarily used comparable multiples of revenue and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured. The result of testing goodwill for impairment was a non-cash charge of $31.9 million. The total remaining goodwill of the Company at November 3, 2002 was $9.0 million.

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

Results of Operations - Segments

Staffing Services

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

The Commercial and Light Industrial division of the Staffing Services segment was adversely affected by the nation's economic decline, with sales declining 19% from fiscal 2000. The division sustained a loss of $10.9 million on sales of $481.6 million during fiscal 2001 versus an operating profit of $15.3 million on sales of $597.3 million in fiscal 2000. Traditional temporary recruited revenue of the division, excluding lower margin managed service and professional employer organization services ("PEO") revenue, declined to $431.9 million in fiscal 2001 from $558.0 million in fiscal 2000. The division's results were also adversely affected by the added branch and infrastructure overhead that the division incurred, primarily in fiscal 2000, based on the growth in traditional temporary recruited revenue that the division had experienced that year and in anticipation of continued growth.

The Staffing Services segment's Technical Placement division reported sales of $1.1 billion in fiscal 2001, a 2% decrease from fiscal 2000. In fiscal 2001, Technical Placement operating profit was $27.5 million, compared with $40.2 million in fiscal 2000. Increased overhead associated with the opening of additional project management outsourcing facilities, branch and infrastructure expenses incurred in contemplation of a

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2001 (52 weeks) Compared to Fiscal Year 2000 (53 weeks)--Continued

Results of Operations - Segments--Continued

continuation of fiscal 2000's increased revenues, a sharp reduction in higher margin permanent placement fees, a reduction in higher margin sales to a major customer and costs associated with the development and implementation of new ProcureStaff services all negatively impacted operating results. The Staffing Services segment has implemented a series of cost cutting initiatives, including branch office closings, which reduced fiscal 2001 fourth quarter overhead by 13% from the fourth quarter of the prior fiscal year, with Commercial and Light Industrial fiscal 2001 fourth quarter overhead expenses declining 19% and Technical Placement overhead declining 9%.

Telephone Directory

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

Telecommunications Services

The Telecommunications Services segment's sales decreased by $47.2 million, or 16%, to $248.9 million in fiscal 2001 and its operating profit decreased by $12.4 million, or 63%, to $7.4 million in fiscal 2001. The continued delay in telecommunications companies' capital expenditure projects during the current economic deceleration reduced the segment's revenue, particularly from long-haul fiber optic projects and cross-connect box projects. While higher margin project work increased gross margins as a percentage of sales, lower sales volume and increased overhead costs associated with the expansion of the segment's Central Office division reduced the segment's overall profitability.

Computer Systems

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

Fiscal Year 2001 (52 weeks) Compared to Fiscal Year 2000 (53 weeks)--Continued

Results of Operations - Other--Continued

system expenses related to a new accounting and back office computer system installed to provide enhanced financial, accounting, human resources, customer and management reporting necessary for the growth of the Company. Total selling and administrative expenses, expressed as a percentage of sales, were 4.3% in fiscal 2001 and 3.5% in fiscal 2000.

Depreciation and amortization increased by $3.6 million, or 17%, to $24.6 million in fiscal 2001. The fiscal 2001 increase was primarily attributable to amortization of the new financial reporting system, which is being amortized over five to seven years, partially offset by a $0.3 million reduction in amortization of goodwill.

Other loss decreased to $18,000 in fiscal 2001 from $0.6 million in fiscal 2000. In fiscal 2000, other loss was due to a variety of expenses, including the Company's share in start-up losses of its then new joint venture, westVista Advertising Services.

In fiscal 2001, the Company recognized a pre-tax gain of $6.3 million on the sale of securities that had been previously written off in 1997, partially offset by a $0.7 million write down of an investment in marketable securities, resulting in a net pre-tax gain of $5.6 million. In fiscal 2001, the Company also recognized a pre-tax gain of $4.2 million on the sale of its interest in a real estate partnership.

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

Interest expense increased by $2.0 million, or 20%, to $11.9 million in fiscal 2001. The increase was the result of the Company borrowings under its revolving credit agreements to support the increased working capital requirements of the Company, partially offset by lower short-term interest rates. The Company's Uruguayan division borrows in its local currency to hedge its foreign exchange exposure. The economic conditions in neighboring Argentina significantly impacted Uruguay, resulting in higher interest rates. In fiscal 2001, the Company's Uruguayan division borrowed an average of the equivalent of $3.3 million and incurred interest expense of $0.8 million.

The Company's effective tax rate increased to 39.6% in fiscal 2001 from 39.5% in fiscal 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources

Cash and cash equivalents, including restricted cash of $11.5 million at November 3, 2002 to cover associate vendor obligations included in accounts payable, increased by $25.1 million to $43.6 million in fiscal 2002.

Operating activities in fiscal 2002, exclusive of changes in operating assets and liabilities, produced $32.5 million of cash. The Company's net loss of $32.8 million included non-cash charges of $65.3 million, primarily for the impairment of goodwill of $31.9 million, depreciation and amortization of $22.2 million and accounts receivable provisions of $10.2 million. Changes in operating assets and liabilities produced $75.9 million of cash, net, principally due to proceeds from the new Securitization Program of $60.0 million and a $21.4 million net increase of accounts payable and accrued expenses, partially offset by an $8.6 million increase in the level of accounts receivable.

The principal factors in the cash of $13.5 million provided by investing activities in fiscal 2002 were the proceeds received from the sale of Autologic of $24.2 million and distribution from a joint venture of $3.3 million, partially offset by the expenditure for property, plant and equipment of $14.7 million (down from $27.1 million in fiscal 2001 and $37.0 million in fiscal
2000).

A decrease of $62.3 million in bank loans and a $33.5 million payment of long-term debt, including the early payment of the $30.0 million outstanding of Senior Notes, were the principal factors in the cash applied to financing activities of $95.8 million. The funds used to reduce bank loans and repay the long term debt include the $24.2 million proceeds received from the sale of Autologic, the $60.0 million proceeds received from the new Securitization Program and cash arising from reduced working capital requirements.

Commitments

In fiscal 2000, the Company began development of a new web-enabled front end system designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance, and other functions in the branch offices of the Staffing Services segment. The total costs to develop and install this system are currently anticipated to be approximately $16.0 million, of which approximately $6.6 million has been incurred and capitalized to date. The Company has no other material capital commitments.

The following table summarizes the Company's contractual cash obligations and other commercial commitments at November 3, 2002:

Contractual Cash Obligations                                        Payments Due By Period
                                              -------------------------------------------------------------------
                                                            Less than         1-3            3-5          After 5
                                               Total          1 year         years          years          years
                                              -------       ---------       -------        -------        -------
                                                                        (In thousands)
Term Loan                                     $14,810        $   342        $   773        $   910        $12,785
Notes Payable to Banks                          2,424          2,424
Other Note Payable, including interest          1,256          1,256
                                              -------        -------        -------        -------        -------
    Total Debt                                 18,490          4,022            773            910         12,785
Operating Leases (a)                           56,953         18,079         23,644         11,133          4,097
                                              -------        -------        -------        -------        -------
Total Contractual Cash Obligations            $75,443        $22,101        $24,417        $12,043        $16,882
                                              =======        =======        =======        =======        =======

(a)   See Note P of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued

Other Contingent Commitments                            Amount Expected by
                                                   Commitment Expiration Period
                                              ------------------------------------
                                                            Less than         1-3
                                               Total          1 year         years
                                              -------       ---------       -------
                                                                  (In thousands)
Lines of Credit, unused                       $ 8,271        $ 8,271
Revolving Credit Facility, unused              39,715                       $39,715
Securitization Program, unused                 40,000                        40,000
Standby Letters of Credit, outstanding            469                           469
                                              -------        -------        -------
Total Commercial Commitments                  $88,455        $ 8,271        $80,184
                                              =======        =======        =======

The Company believes that its current financial position, working capital, future cash flows, credit lines and accounts receivable Securitization Program are sufficient to fund its presently contemplated operations in fiscal 2003 and satisfy its debt obligations.

Credit Lines

At November 3, 2002, the Company had credit lines with domestic and foreign banks that provide for borrowings and letters of credit up to an aggregate of $50.7 million, including a $40.0 million credit facility (the "Credit Facility") in favor of the Company and designated subsidiaries under a secured syndicated revolving credit agreement (the "Credit Agreement").

Credit Facility

The Credit Facility of $40.0 million, which expires in April 2004, includes a $15.0 million letter of credit sub-facility. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, NA and Lloyds TSB Bank, PLC. This two-year Credit Facility, along with a three-year accounts receivable Securitization Program (see below), replaced the Company's $115.5 million credit agreement which was due to expire in September 2002. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables at the time of each calculation. At November 3, 2002, the borrowing base was approximately $39.7 million. To date, the Company and its subsidiaries have made no borrowings under the Credit Facility and no borrowings are presently anticipated under the Credit Facility in the first half of fiscal 2003. Borrowings under the Credit Facility are to bear interest at various options selected by the Company at the time of each borrowing, certain of which rate options are based on a leverage ratio, as defined (as is the facility fee). Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at November 3, 2002, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.1% per annum. At November 3, 2002, the facility fee was 0.5% per annum.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million (the Company's consolidated tangible net worth, as defined, as of November 3, 2002 was $229.2 million); limits cash dividends and capital stock repurchases and redemptions by the Company in any one fiscal year to 25% of consolidated net income, as defined, for the prior fiscal year; requires the Company to maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.0 to 1.0 for the four fiscal quarters ended November 3, 2002 and 1.25 to 1.0 for each of the four fiscal quarters ending as of the last day of each quarter thereafter; and required that there be no net loss, excluding non-operating items, in either of the final two fiscal quarters in the Company's fiscal year, ended November 3, 2002. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers; however, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility, with four of those guarantors having pledged accounts receivable, the level of which at November 3, 2002 was approximately $52.1 million, as collateral security for their guarantee obligations. Pledged accounts receivable under the Credit Facility do not include those in the Securitization Program. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility. The Company has pledged all of the stock of its Volt Funding Corp. subsidiary (discussed below) as collateral security for its own obligations under the Credit Facility.

At November 3, 2002, the Company had total outstanding short-term bank borrowings of $2.4 million, none of which was borrowed under the Credit Facility. The Company is currently in compliance with the covenants included in the Credit Agreement. As previously reported, on October 17, 2002, the Company received a waiver of the interest coverage covenant, relating to its fiscal year ended November 3, 2002, contained in the Credit Facility.

The Company has not borrowed under the Credit Facility since its inception in April 2002 and no borrowings are presently anticipated in the first half of fiscal 2003. At November 3, 2002, the Company was in compliance with the covenants contained in the credit agreement. Historically, the Company's first quarter is its weakest fiscal quarter in the year, and last year the Company experienced a loss in that quarter. Depending upon the results of the first quarter of 2003, ending February 2, 2003, one covenant in the Credit Facility, regarding interest coverage, may not be achieved. As long as the facility is unused, there would be no effect on any other financing, including the Securitization Program. The banks have indicated a willingness to negotiate an amendment or waiver.

Securitization Program

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

The Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company, with accounts receivable only reduced to reflect the fair value of receivables actually sold. The Company entered into this arrangement as it provided a low-cost alternative to other forms of financing.

The Securitization Program is designed to enable receivables sold by the Company to Volt Funding to constitute true sales of those receivables. As a result, the receivables are available to satisfy Volt Funding's own obligations to its own creditors before being available, through the Company's residual equity interest in Volt Funding, to satisfy the Company's creditors (subject also, as described above, to the security interest that the Company has granted in the common stock of Volt Funding in favor of the lenders under the Company's new Credit Facility). TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding) for any of the sold receivables.

In the event of termination of the Securitization Program, new purchases of a participation interest in receivables by TRFCO would cease and collections reflecting TRFCO's interest would revert to it. The Company believes TRFCO's aggregate collection amounts should not exceed the pro rata interests sold. There are no contingent liabilities or commitments associated with the Securitization Program.

The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the consolidated balance sheet (no debt is recorded) and the proceeds from the sale are reflected as cash provided by operating activities. Losses and expenses associated with the transactions, primarily related to discounts on TRFCO's commercial paper, are charged to the consolidated statement of operations.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold, the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization or a default occurring and continuing on indebtedness for borrowed money of at least $5.0 million. The Company's most recent long-term debt rating was "BBB-" with a neutral rating outlook.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Related Party Transactions

During fiscal 2002, the Company paid $1.3 million to the law firm of which Lloyd Frank, a director, is a member, primarily for the services rendered in connection with the Company's new revolving credit facility, new Securitization Program and other financing arrangements and for services in fiscal 2001 and 2002 in connection with the sale of Autologic to Agfa Corporation by tender offer and subsequent merger. During that year, the Company also paid $51,000 to the law firm of which firm Bruce Goodman, a director, is a partner for services rendered to the Company and paid $10,000 to Irwin Robins, a director, for legal consulting services.

The Company renders various payroll and related services to a corporation primarily owned by Steven A. Shaw, an officer and director, for which the Company received approximately $1,000 in excess of its direct costs in fiscal 2002. Such services are performed on a basis substantially similar to those performed by the Company for, and at substantially similar rates as is charged by the Company to, unaffiliated third parties. In addition, the Company rents to that corporation approximately 2,500 square feet of space in the Company's El Segundo, California facility, which the Company does not require for its own use, on a month-to-month basis at a rental of $1,500 per month. Based on the nature of the premises and a recent market survey conducted by the Company, the Company believes the rent is the fair market rental for such space.

New Accounting Pronouncements to be Effective in Fiscal 2003

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 are required to be adopted by the Company in its consolidated financial statements for the first quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 145 will not have a material impact on the Company's consolidated financial position or results of operations, but will require a future reclassification of the extraordinary item arising from the March 2002 early payment of the Company's Senior Notes to other income (expense).

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force No. 94-3. The Company believes that the adoption of SFAS No. 146, at the beginning of fiscal 2003, will not have a material impact on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide new guidance concerning the transition when a company changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. As amended by SFAS No. 148, SFAS No. 123 will also require additional disclosure

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

New Accounting Pronouncements to be Effective in Fiscal 2003--Continued

regarding such cost in annual financial statements and in condensed interim financial statements. Certain provisions of SFAS No. 148 are required to be adopted by the Company in its condensed consolidated financial statements for the second quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 148 will not have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" to provide new guidance with respect to the consolidation of all previously unconsolidated entities, including special purpose entities. The Company has no unconsolidated subsidiaries, therefore the Company believes that the adoption of the interpretation, required in fiscal 2003, will not have any impact on the Company's consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:

Interest Rate Market Risk

The Company has cash and cash equivalents ($43.6 million at November 3, 2002) on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks, which provide for borrowings and letters of credit up to an aggregate of $50.7 million and a $100.0 million accounts receivable Securitization Program. At November 3, 2002, short-term borrowings and accounts receivable financing under the Securitization Program amounted to $62.4 million under these agreements, of which $60.0 million was under the Securitization Program. The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Increases in interest and other expense resulting from an increase in interest rates could impact the Company's results of operations. The Company policy is to take actions that would mitigate such risk when appropriate and available.

The Company's long-term debt of $14.4 million at November 3, 2002 consisted of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At November 3, 2002, the total market value of these investments was $3.8 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuate against the dollar, which may impact reported earnings. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. At November 3, 2002, the Company had entered into foreign currency option and forward contracts in the aggregate notional amount equivalent to $8.9 million, which approximately offset its exposure in foreign currencies at that date. As a result, the Company believes that it has minimized its exposure to foreign exchange market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ERNST & YOUNG LLP          5 Times Square                  Phone #: 212-773-3000
                           New York, New York 10036

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Volt Information Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of November 3, 2002 and November 4, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 3, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at November 3, 2002 and November 4, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 3, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     Ernst & Young LLP

December 18, 2002

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                               November          November
                                                                                                3, 2002           4, 2001
                                                                                              ---------         ---------
ASSETS                                                                                           (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents including restricted cash of $11,458 (2002)--Notes A and O        $  43,620         $  18,474
  Short-term investments--Notes A and C                                                           3,754             3,778
  Trade accounts receivable less allowances of $10,994 (2002) and $9,376 (2001)
      --Notes A, B, E and Schedule II                                                           300,670           362,784
  Assets held for sale--Note J                                                                                     47,635
  Inventories--Notes A and D                                                                     29,690            36,186
  Recoverable income taxes--Notes A and G                                                         6,552
  Deferred income taxes--Notes A, G and J and Schedule II                                         8,343             8,585
  Prepaid expenses and other assets                                                              15,212            13,487
                                                                                              ---------         ---------
TOTAL CURRENT ASSETS                                                                            407,841           490,929

  Investment in joint venture--Note J                                                                               3,739
  Investment in securities--Notes A and C and Schedule II                                            52                24
  Property, plant and equipment-net--Notes A, F and L                                            89,294            97,147
  Deposits and other assets                                                                       3,328             5,128
  Intangible assets-net of accumulated amortization of $1,258 (2002) and
     $12,138 (2001)--Notes A and H                                                                9,075            40,269
                                                                                              ---------         ---------

TOTAL ASSETS                                                                                  $ 509,590         $ 637,236
                                                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Notes payable to banks--Notes E and F                                                      $   2,424         $  65,843
   Current portion of long-term debt--Note F                                                      1,524            31,429
   Accounts payable--Notes A and O                                                              154,054           114,544
   Liabilities related to assets held for sale--Note J                                                             26,313
   Accrued wages and commissions                                                                 39,529            47,282
   Accrued taxes other than income taxes                                                         18,525            15,412
   Accrued interest and other accruals                                                            8,276            20,936
   Customer advances and other liabilities                                                       19,009            16,548
   Income taxes--Notes A and G                                                                                      2,038
                                                                                              ---------         ---------
 TOTAL CURRENT LIABILITIES                                                                      243,341           340,345

 Long-term debt--Note F                                                                          14,469            15,993
 Deferred income taxes--Notes A and G                                                            14,743            11,086

 STOCKHOLDERS' EQUITY--Notes A, B, C, E, F, G, K and M and Schedule II
   Preferred stock, par value $1.00; Authorized--500,000 shares;
   issued--none Common stock, par value $.10; Authorized--30,000,000 shares;
   issued--15,217,415 shares (2002) and 15,215,665 shares (2001)                                  1,522             1,522
   Paid-in capital                                                                               41,036            41,002
   Retained earnings                                                                            194,962           227,766
   Accumulated other comprehensive loss                                                            (483)             (478)
                                                                                              ---------         ---------
 TOTAL STOCKHOLDERS' EQUITY                                                                     237,037           269,812
                                                                                              ---------         ---------

 COMMITMENTS--Note P

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 509,590         $ 637,236
                                                                                              =========         =========

                 See Notes to Consolidated Financial Statements

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Year Ended
                                                                        ------------------------------------------------
                                                                          November           November           November
                                                                           3, 2002            4, 2001            3, 2000
                                                                        ----------         ----------         ----------
                                                                             (In thousands, except per share data)
NET SALES                                                               $1,487,840         $1,932,261         $2,120,265

COSTS AND EXPENSES:
  Cost of sales                                                          1,391,030          1,812,071          1,965,106
  Selling and administrative                                                74,514             83,136             73,314
  Depreciation and amortization                                             22,166             24,582             20,961
                                                                        ----------         ----------         ----------
                                                                         1,487,710          1,919,789          2,059,381
                                                                        ----------         ----------         ----------

OPERATING PROFIT                                                               130             12,472             60,884

OTHER INCOME (EXPENSE):
  Interest income                                                              851                877                912
  Other expense-net--Notes B and J                                          (1,369)               (18)              (604)
  Gain on securities-net--Note C                                                                5,552
  Gain on sale of partnership interest--Note J                                                  4,173
  Foreign exchange (loss) gain-net                                            (477)              (158)               638
  Interest expense                                                          (4,549)           (11,880)            (9,891)
                                                                        ----------         ----------         ----------

(Loss) income from continuing operations before items shown
   below                                                                    (5,414)            11,018             51,939
Income tax benefit (provision)--Notes A and G                                1,489             (4,360)           (20,537)
                                                                        ----------         ----------         ----------

(Loss) income from continuing operations before items shown
   below                                                                    (3,925)             6,658             31,402
Discontinued operations, net of taxes--Note J                                4,310               (814)              (697)
Extraordinary item--Note F
     Loss on early payment of debt, net of taxes                            (1,262)
Cumulative effect of a change in accounting--Note H
     Goodwill impairment                                                   (31,927)
                                                                        ----------         ----------         ----------

NET (LOSS) INCOME                                                         ($32,804)        $    5,844         $   30,705
                                                                        ==========         ==========         ==========

Basic:                                                                                 Per Share Data
                                                                        ------------------------------------------------
(Loss) income from continuing operations before items shown
   below                                                                    ($0.26)        $     0.44         $     2.08
Discontinued operations                                                       0.28              (0.06)             (0.05)
Extraordinary item                                                           (0.08)
Cumulative effect of a change in accounting                                  (2.10)
                                                                        ----------         ----------         ----------
Net (loss) income                                                           ($2.16)        $     0.38         $     2.03
                                                                        ==========         ==========         ==========

Weighted average number of shares--Notes A and I                            15,217             15,212             15,139
                                                                        ==========         ==========         ==========

Diluted:
(Loss) income from continuing operations before items shown
   below                                                                    ($0.26)        $     0.44         $     2.05
Discontinued operations                                                       0.28              (0.06)             (0.05)
Extraordinary item                                                           (0.08)
Cumulative effect of a change in accounting                                  (2.10)
                                                                        ----------         ----------         ----------
Net (loss) income                                                           ($2.16)        $     0.38         $     2.00
                                                                        ==========         ==========         ==========

Weighted average number of shares--Notes A and I                            15,217             15,244             15,316
                                                                        ==========         ==========         ==========

                 See Notes to Consolidated Financial Statements

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Accumulated Other
                                                                                                    Comprehensive Income (Loss)
                                                                                            ----------------------------------------
                                                                                                          Unrealized
                                                   Common Stock                               Foreign        Gain
                                                  $.10 Par Value                              Currency    (Loss) On
                                              ---------------------   Paid-In     Retained  Translation   Marketable   Comprehensive
                                                Shares      Amount    Capital     Earnings   Adjustment   Securities   (Loss) Income
                                                ------      ------    -------     --------   ----------   ----------   -------------
                                                                                (Dollars in thousands)
Balance at October 29, 1999                   15,032,446     $1,503    $37,696    $191,217       ($62)      ($358)

Contribution to ESOP                              24,939          2        556
Stock options exercised, including
 related tax benefit of $1,035                   150,630         16      2,610
Unrealized foreign currency translation
  adjustment-net of taxes of $209                                                                (488)                      ($488)
Unrealized loss on marketable securities -
  net of taxes of $35                                                                                         (42)            (42)
Net income for the year                                                             30,705                                 30,705
                                              ----------     ------    -------    --------      -----       -----        --------
Balance at November 3, 2000                   15,208,015      1,521     40,862     221,922       (550)       (400)       $ 30,175
                                                                                                                         ========

Stock options exercised, including
 related tax benefit of $3                         7,650          1        140
Unrealized foreign currency translation
  adjustment-net of taxes of $36                                                                   82                    $     82
Unrealized loss on marketable securities -
 net of taxes of $24                                                                                          (38)            (38)
Reclassification adjustment for loss
included
 in net income-net of taxes of $282                                                                           428             428
Net income for the year                                                              5,844                                  5,844
                                              ----------     ------    -------    --------      -----       -----        --------
Balance at November 4, 2001                   15,215,665      1,522     41,002     227,766       (468)        (10)       $  6,316
                                                                                                                         ========

Stock options exercised, including
 related tax benefit of $3                         1,750                    34
Unrealized foreign currency translation
  adjustment-net of taxes of $10                                                                  (22)                       ($22)
Unrealized gain on marketable securities -
  net of taxes of $11                                                                                          17              17
Net loss for the year                                                             ($32,804)                               (32,804)
                                              ----------     ------    -------    --------      -----       -----        --------
Balance at November 3, 2002                   15,217,415     $1,522    $41,036    $194,962      ($490)      $   7        ($32,809)
                                              ==========     ======    =======    ========      =====       =====        ========

There were no shares of preferred stock issued or outstanding in any of the reported periods.

                 See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Year Ended
                                                                               -------------------------------------------
                                                                                November         November         November
                                                                                 3, 2002          4, 2001          3, 2000
                                                                               ---------         --------         --------
                                                                                             (In thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net (loss) income                                                               ($32,804)        $  5,844         $ 30,705
Adjustments to reconcile net (loss) income to cash provided by
   (applied to) operating activities
     Discontinued operations                                                      (4,310)             814              697
     Extraordinary item                                                            1,262
     Cumulative effect of a change in accounting - goodwill impairment            31,927
     Depreciation and amortization                                                22,166           24,582           20,962
     Equity in net (income) loss of joint ventures                                   (25)              49              302
     Gain on sale of partnership interest                                                          (4,173)
     Gain on securities-net                                                                        (5,552)
     Accounts receivable provisions                                               10,188            8,462            7,580
     Loss on foreign currency translation                                            231               64                8
     Loss (gain) on dispositions of property, plant and equipment                    100              118             (168)
     Deferred income tax expense                                                   3,898            2,620            3,636
     Other                                                                           (98)             100              246
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                 (8,641)          61,878          (93,086)
       Proceeds from securitization program                                       60,000
       Decrease (increase) in inventories                                          6,496           28,399          (13,814)
       (Increase) decrease in prepaid expenses and other current assets           (1,137)           3,229           (8,979)
       Decrease (increase) in other assets                                         1,318            2,153             (822)
       Increase (decrease) in accounts payable                                    40,076          (29,603)          22,092
       (Decrease) increase in accrued expenses                                   (18,655)             449            6,214
       Increase (decrease) in customer advances and other liabilities              2,505           (3,520)           4,276
       Decrease in income taxes payable                                           (6,035)          (6,655)          (2,002)
                                                                               ---------         --------         --------

NET CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES                           108,462           89,258          (22,153)
                                                                               ---------         --------         --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued

                                                                                             Year Ended
                                                                              ------------------------------------------
                                                                              November         November         November
                                                                               3, 2002          4, 2001          3, 2000
                                                                              --------         --------         --------
                                                                                            (In thousands)
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                                               840            7,326           12,062
Purchases of investments                                                        (1,089)          (2,001)         (13,177)
Distributions from (investment in) joint ventures                                3,271                            (2,793)
Acquisitions                                                                                        (76)          (1,779)
Net proceeds from sale of partnership interest                                                    4,017
Proceeds from disposals of property, plant and equipment                           633            1,174            1,684
Purchases of property, plant and equipment                                     (14,692)         (27,112)         (37,024)
Proceeds from sale of subsidiary                                                24,233
Other                                                                              317               (5)            (160)
                                                                              --------         --------         --------

NET CASH PROVIDED BY (APPLIED TO) INVESTING
    ACTIVITIES                                                                  13,513          (16,677)         (41,187)
                                                                              --------         --------         --------

CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt                                                                     15,100
Payment of long-term debt                                                      (33,476)         (13,674)         (12,653)
Exercises of stock options                                                          34              141            2,626
(Decrease) increase in notes payable-bank                                      (62,306)         (77,568)          76,436
                                                                              --------         --------         --------

NET CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES                         (95,748)         (76,001)          66,409
                                                                              --------         --------         --------

Effect of exchange rate changes on cash                                         (1,081)            (304)             148
                                                                              --------         --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS FROM CONTINUING OPERATIONS                                      25,146           (3,724)           3,217

Net decrease in cash and cash equivalents from discontinued operations                          (11,901)          (1,520)
                                                                              --------         --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                 25,146          (15,625)           1,697

Cash and cash equivalents, beginning of year                                    18,474           34,099           32,402
                                                                              --------         --------         --------

CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED
    CASH, END OF YEAR                                                         $ 43,620         $ 18,474         $ 34,099
                                                                              ========         ========         ========

SUPPLEMENTAL INFORMATION

Cash paid during the year:

    Interest expense, including $668 capitalized in 2000                      $  5,357         $ 12,624         $ 10,517
    Income taxes, net of refunds                                              $  3,200         $  8,012         $ 17,452

                 See Notes to Consolidated Financial Statements

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Summary of Significant Accounting Policies

Business: The Company operates in two major businesses, Staffing Services and Telecommunications and Information Solutions, consisting of four operating segments: Staffing Services; Telephone Directory; Telecommunications Services and Computer Systems.

Fiscal Year: In 2002, the Company's fiscal year ended on Sunday, November 3, 2002 and thereafter ends on the Sunday nearest October 31. The 2002 and 2001 fiscal years were comprised of 52 weeks. The 2000 fiscal year was comprised of 53 weeks (one additional week in the fourth quarter).

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated upon consolidation. The Company accounts for the securitization of accounts receivables in accordance with Financial Accounting Standards Board ("FASB") Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (see Note B). The Company believes that the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," required in fiscal 2003, will not have any impact on the Company's consolidated financial position or results of operations.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation: The Company accounts for its stock-based compensation arrangements under the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees" (see Note K). The Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" during fiscal 2003. The Company believes that the adoption of SFAS No. 148 will not have a material impact on the Company's consolidated financial position or results of operations.

Revenue Recognition: The Company recognizes revenue primarily as services are rendered, products are shipped or directories are published. Within the Company's operating segments, these services include the billing of labor, material and directory assistance transactions as they are provided. In addition, the Company may provide services under long-term contracts. Revenue and costs applicable to long-term contracts, including those providing for software customization or modification, are recognized on the completed contract method, upon customers' acceptance, in accordance with AICPA Statement of Positions No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and No. 97-2, "Software Revenue Recognition" and related interpretations and amendments. The Company records provisions for estimated losses on contracts when losses become evident. Accumulated unbilled costs on contracts are carried in inventory at the lower of actual cost or estimated realizable value.

The Company, through its Shaw & Shaw subsidiary, provides professional employer organizational services ("PEO") to certain customers, which generally transfer their entire work force or employees of specific departments or divisions to the Company. PEO revenue represented less than 2% of the Company's consolidated sales in fiscal 2002. The Company's PEO services include payroll administration, human resource management, consulting on employee legal and regulatory compliance, providing comprehensive benefits, including retirement plans, workers' compensation coverage, loss control and risk management and certain other services. The customer has control over the day-to-day job duties of the employees. PEO revenue consists of the amounts charged to the customer by the Company for the employee's gross pay, the employer's share of related payroll taxes, workers' compensation and charges for certain other services provided by the Company, and a negotiated percentage markup of the employees' gross wages. Based on its analysis of Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the Company believes that it provides its PEO services as a principal and, therefore, recognizes all amounts billed to its customers as gross revenues. PEO services revenue in fiscal 2002, 2001, and 2000 aggregated approximately $24.5 million, $39.6 million and $24.7 million, respectively. The direct expenses borne by the Company are included in cost of sales. On January 27, 2003, the Company received a comment from the staff of the Securities and Exchange Commission ("SEC") questioning the Company's revenue recognition policy for Shaw & Shaw. The Company understands that its policy is in accordance with the prevailing practice in the PEO industry and responded to the comment. The staff of the SEC advised the Company that it believes the appropriate presentation should be to report the Company's PEO revenue net of gross payroll cost. The Company has not been able to resolve this comment to date. If the Company were required to record its PEO revenue net of the gross payroll cost component of its services, there would be a reduction of sales and the related cost of sales, but no effect on the Company's net income.

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

Long-Lived and Intangible Assets: The Company, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for Impairment on Disposal of Long-lived Assets," reviews for impairment of long-lived assets and certain identifiable intangibles annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable (see Note H).

Property, Plant and Equipment: Depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to write off the cost of the assets over their estimated useful lives. Fully depreciated assets are written off against their related allowance accounts. The assets are depreciated over the following periods:

     Buildings                                 25 to 31-1/2 years
     Machinery and equipment                   3 to 15 years
     Leasehold improvements                    length of lease or life of the
                                               asset, whichever is shorter
     Enterprise Resource Planning system       5 to 7 years

Property, plant and equipment consisted of:

                                                         November      November
                                                          3, 2002       4, 2001
                                                         --------      --------
                                                             (In thousands)

Land and buildings                                       $ 33,797      $ 33,795
Machinery and equipment                                   102,301        94,414
Leasehold improvements                                      9,049         8,357
Enterprise Resource Planning system                        31,916        31,098
                                                         --------      --------
                                                          177,063       167,664
Less allowances for depreciation and amortization          87,769        70,517
                                                         --------      --------
                                                         $ 89,294      $ 97,147
                                                         ========      ========

A term loan is secured by a deed of trust on land and buildings with a carrying amount at November 3, 2002 of $11.6 million (see Note F).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Reclassification: Certain amounts in fiscal years 2001 and 2000 have been reclassified to conform to the 2002 presentation.

Capitalized Software: The Company's software technology personnel are involved in the development and acquisition of internal-use software to be used in its Enterprise Resource Planning system and software used in its operating segments, some of which are customer accessible. The Company accounts for the capitalization of software in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent to the preliminary project planning and approval stage, all appropriate costs are capitalized until the point at which the software is ready for its intended use. Subsequent to the software being placed in operation, the capitalized costs are transferred from costs-in-process to completed property, plant and equipment, and are accounted for as such. All post-implementation costs, such as maintenance, training and minor upgrades that do not result in additional functionality, are expensed as incurred.

Income Taxes: Income taxes are provided using the liability method (see Note G).

Foreign Exchange Contracts: Gains and losses on foreign currency option and forward contracts designated as hedges of existing assets and liabilities and of identifiable firm commitments are deferred and included in the measurement of the related foreign currency transaction (see Note O).

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

Earnings Per Share: Basic earnings per share is calculated by dividing net earnings by the weighted-average number of common shares outstanding during the period. The diluted earnings per share computation includes the effect, if any, of shares that would be issuable upon the exercise of outstanding stock options, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period (see
Note I).

Comprehensive Income: Comprehensive income is the net income of the Company combined with other changes in stockholders' equity not involving ownership interest changes. For the Company, such other changes include foreign currency translation and mark-to-market adjustments related to held-for-sale securities.

Derivatives and Hedging Activities: The Company enters into derivative financial instrument contracts only for hedging purposes and accounts for them in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its amendments SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (see Note O).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

New Accounting Pronouncements to be Effective in Fiscal 2003: The Company believes the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to SFAS No. 13, and Technical Corrections," in the beginning of fiscal 2003, will not have a material impact on the Company's consolidated financial position or results of operations, but will require a future reclassification of the extraordinary item arising from the March early payment of the Company's Senior Notes to other income (expense).

The Company believes the adoption of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," in the beginning of fiscal year 2003, will not have a material impact on the Company's consolidated financial position or results of operations.

Note B--Securitization Program

Effective April 15, 2002, the Company entered into a $100.0 million, three-year accounts receivable securitization program (the "Securitization Program"). Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $100.0 million). The Company retains the servicing responsibility for the accounts receivable. On April 15, 2002, TRFCO initially purchased from Volt Funding a participation interest of $50.0 million out of an initial pool of approximately $162.0 million of receivables. Of the $50.0 million cash paid by Volt Funding to the Company, $35.0 million was used to repay the entire outstanding principal balance under the Company's former revolving credit facility. The participation interest remained at $50.0 million until August 14, 2002, when it was increased to $60.0 million (see Note E).

The Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company, with accounts receivable only reduced to reflect the fair value of receivables actually sold. The Company entered into this arrangement as it provided a low-cost alternative to other financing.

The Securitization Program is designed to enable receivables sold by the Company to Volt Funding to constitute true sales of those receivables. As a result, the receivables are available to satisfy Volt Funding's own obligations to its own creditors before being available, through the Company's residual equity interest in Volt Funding, to satisfy the Company's creditors (subject also, as described in Note E, to the security interest that the Company has granted in the common stock of Volt Funding in favor of the lenders under the Company's new Credit Facility). TRFCO has no recourse to the Company (beyond their interest in the pool of receivables owned by Volt Funding) for any of the sold receivables.

In the event of termination of the Securitization Program, new purchases a participation interest in receivables by TRFCO would cease and collections reflecting TRFCO's interest would revert to it. The Company believes TRFCO's aggregate collection amounts should not exceed the pro rata interests sold. There are no contingent liabilities or commitments associated with the Securitization Program.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE B--Securitization Program--Continued

The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the consolidated balance sheet (no debt is recorded) and the proceeds from the sale are reflected as cash provided by operating activities. Losses and expenses associated with the transactions, primarily related to discounts on TRFCO's commercial paper, are charged to the consolidated statement of operations.

In conjunction with the initial and subsequent transactions through November 3, 2002, the Company incurred charges of $0.9 million, which are included in Other Expense on the consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 2.5% per annum. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated the retained interest in receivables approximated fair value.

At November 3, 2002, the Company's carrying retained interest, net of a service fee liability, was approximately $108.1 million, in a revolving pool of receivables of approximately $168.2 million. The outstanding balance of the undivided interest sold to TRFCO was $60.0 million at November 3, 2002. Accordingly, the trade accounts receivable included on the November 3, 2002 balance sheet have been reduced to reflect the $60.0 million participation interest sold.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold, the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization or a default occurring and continuing on indebtedness for borrowed money of at least $5.0 million. The Company's most recent long-term debt rating was "BBB-" with a neutral rating outlook.

NOTE C--Short-Term Investments and Investments in Securities

At November 3, 2002, and November 4, 2001, short-term investments consisted of $3.8 million invested in mutual funds for the Company's deferred compensation plan (see Note N). Non-current investments at these dates consisted of a portfolio of equity securities with a cost basis of $40,000.

The gross unrealized gain of $12,000 at November 3, 2002 and the unrealized loss of $16,000 at November 4, 2001 are included as a component of accumulated other comprehensive (loss) income.

During fiscal 2001, the Company sold an investment in equity securities, previously written off in 1997, resulting in a pre-tax gain of $6.3 million and wrote down a non-current investment in marketable securities resulting in a charge to earnings and an adjustment to other comprehensive income of $0.7 million ($0.4 million, net of taxes) as the decline in market value was considered other than temporary.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE D--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:

                                                  November 3,        November 4,
                                                         2002               2001
                                                  -----------        -----------
                                                           (In thousands)

Staffing Services                                     $    32            $    29
Telephone Directory                                    11,355              9,805
Telecommunications Services                            14,394             22,970
Computer Systems                                        3,909              3,382
                                                      -------            -------

Total                                                 $29,690            $36,186
                                                      =======            =======

The cumulative amounts billed under service contracts at November 3, 2002 and November 4, 2001 of $2.1 million and $4.6 million, respectively, are credited against the related costs in inventory.

NOTE E--Short-Term Borrowings

At November 3, 2002, the Company had total outstanding bank borrowings of $2.4 million under credit lines, which expire during fiscal year 2003, unless renewed, with foreign banks that provide for borrowings and letters of credit up to an aggregate of $10.7 million. In addition to these lines, at November 4, 2001, the Company had a revolving credit agreement, which provided for $115.5 million of borrowings. The Company had total outstanding borrowings of $65.8 million of which $60.3 million was borrowed under the revolving credit agreement at November 4, 2001. This revolving credit agreement was replaced in April 2002 by the Securitization Program (see Note B) and a new, two-year, $40.0 million credit facility (see Note F). The weighted average interest rate of short-term borrowings at each year-end was 62% in fiscal 2002 and 7% in fiscal 2001. Borrowings in Uruguay serve to hedge receivables against a loss in value due to the weakening of the Uruguayan currency. The weighted average interest rate was high in 2002 as the borrowings were primarily by the Company's Uruguayan operation from Uruguayan banks, whose interest rates reflected the country's high inflation level.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:

                                                     November           November
                                                      3, 2002            4, 2001
                                                     --------           --------
                                                            (In thousands)

7.92% Senior Notes (a)                                                   $30,000
8.2% term loan (b)                                    $14,810             15,125
Notes payable (c)                                       1,183              2,297
                                                      -------            -------
                                                       15,993             47,422
Less amounts due within one year                        1,524             31,429
                                                      -------            -------
Total long-term debt                                  $14,469            $15,993
                                                      =======            =======

(a) On March 5, 2002, the Company prepaid the remaining $30.0 million of its Senior Notes in lieu of seeking amendments to the agreements under which the Senior Notes were issued that would have been required in order for the Company to implement the Securitization Program discussed in Note B and that may have been required depending upon the size of the Company's then expected first quarter loss. The Senior Notes otherwise would have been due in installments over the two and one-half years following the prepayment. The "make whole" premium paid to the holders of the Senior Notes of $2.1 million, or $1.3 million net of taxes, was recognized as an extraordinary charge in the second quarter of fiscal 2002 for the early payment of that debt.

(b) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at November 3, 2002 of $11.6 million. The obligation is guaranteed by the Company.

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

Effective April 15, 2002, the Company entered into a $40.0 million, two-year, secured, syndicated, revolving credit agreement ("Credit Agreement") which established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon, NA, Wells Fargo, NA and Lloyds TSB Bank PLC. Borrowings and letters of credit under the Credit Facility are limited to a specific borrowing base, which is based upon the level of specified receivables at the time of each calculation. At November 3, 2002, the borrowing base was approximately $39.7 million. To date, the Company and its subsidiaries have made no borrowings under the Credit Facility. Borrowings under the Credit Facility are to bear interest at various rate options selected by the Company at the time of each borrowing, certain of which options, as well as the annual facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at November 3, 2002, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.1% per annum. At November 3, 2002, the facility fee was 0.5% per annum.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note F--Long-Term Debt--Continued

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million (the Company's consolidated tangible net worth, as defined, as of November 3, 2002 was $229.2 million); limits cash dividends and capital stock repurchases and redemptions by the Company in any one fiscal year to 25% of consolidated net income, as defined, for the prior fiscal year; requires the Company to maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.0 to 1.0 for the four fiscal quarters ended November 3, 2002 and 1.25 to 1.0 for each of the four fiscal quarters ending as of the last day of each quarter thereafter; and required that there be no net loss, excluding non-operating items, in either of the final two fiscal quarters in the Company's fiscal year ended November 3, 2002. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. Additionally as a result of the covenants, the Company is restricted from paying dividends.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers; however, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility, with four of those guarantors having pledged accounts receivable, the level of which at November 3, 2002 was approximately $52.1 million, as collateral security for their guarantee obligations. Pledged accounts receivables under the Credit Facility do not include accounts receivable in the Securitization Program. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility. The Company has pledged all of the stock of Volt Funding (see Note B) as collateral security for the Company's obligations under the Credit Facility.

The Company is currently in compliance with the covenants included in the Credit Agreement. As previously reported, on October 17, 2002, the Company received a waiver of the interest coverage covenant, relating to its fiscal year ended November 3, 2002 contained in the Credit Facility.

The Company has not borrowed under the Credit Facility since its inception in April 2002 and no borrowings are presently anticipated in the first half of fiscal 2003. At November 3, 2002, the Company was in compliance with the covenants contained in the credit agreement. Historically, the Company's first quarter is its weakest fiscal quarter, and last year the Company experienced a loss in that quarter. Depending upon the results of the first quarter of 2003, ending February 2, 2003, one covenant in the Credit Facility, regarding interest coverage, may not be achieved. As long as the facility is unused, there would be no effect on any other financing, including the Securitization Program. The banks have indicated a willingness to negotiate an amendment or waiver.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note F--Long-Term Debt--Continued

Principal payment maturities on long-term debt outstanding at November 3, 2002 are:

                   Fiscal Year               Amount
                   -----------               ------
                                        (In thousands)

                      2003                   $1,524
                      2004                      371
                      2005                      402
                      2006                      437
                      2007                      474
                   Thereafter                12,785
                                            -------
                                            $15,993
                                            =======

NOTE G--Income Taxes

The components of the Company's (loss) income from continuing operations before income taxes by location and the related income tax (benefit) provision are as follows:

                                                                            Year Ended
                                                            ------------------------------------------
                                                            November         November         November
                                                             3, 2002          4, 2001          3, 2000
                                                            --------         --------         --------
                                                                         (In thousands)
The components of (loss) income from continuing
   operations before income taxes, based on the
   location of operations, consist of the following:
   Domestic                                                  ($4,030)        $ 10,421         $ 50,966
   Foreign                                                    (1,384)             597              973
                                                            --------         --------         --------
                                                             ($5,414)        $ 11,018         $ 51,939
                                                            ========         ========         ========
The components of the income tax (benefit)
   provision include:
Current:
   Federal (a)                                               ($4,860)        $  1,110         $ 12,952
   Foreign                                                       486              117              877
   State and local                                            (1,013)             513            3,072
                                                            --------         --------         --------
     Total current                                            (5,387)           1,740           16,901
                                                            --------         --------         --------

Deferred:
   Federal                                                  $  3,345         $  2,366         $  2,950
   Foreign                                                       128             (145)            (107)
   State and local                                               425              399              793
                                                            --------         --------         --------
     Total deferred                                            3,898            2,620            3,636
                                                            --------         --------         --------
Total income tax (benefit) provision                         ($1,489)        $  4,360         $ 20,537
                                                            ========         ========         ========

(a) Increased in 2002 and reduced in 2001 and 2000 by benefits of $0.2 million, $1.0 million and $0.7 million, respectively, from general business credits.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes--Continued

The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                                              Year Ended
                                                  ----------------------------------
                                                  November     November     November
                                                   3, 2002      4, 2001     3, 2000
                                                  --------     --------     --------
Statutory rate                                     (35.0%)         35.0%      35.0%
State and local taxes, net of federal
   tax benefit                                      (3.4)           5.1        4.8
Tax effect of foreign operations                    16.2            2.1       (0.6)
Goodwill amortization                                               2.6        1.6

General business credits                            (2.9)          (5.7)      (0.9)

Other-net                                           (2.4)           0.5       (0.4)
                                                   -----           ----       ----
Effective tax rate                                 (27.5%)         39.6%      39.5%
                                                   =====           ====       ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and also include foreign operating loss and tax credit carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        November         November
                                                         3, 2002          4, 2001
                                                        --------         --------
                                                             (In thousands)
Deferred Tax Assets:
  Allowance for doubtful accounts                       $  4,144         $  3,540
  Inventory valuation                                         19              544
  Foreign loss carryforwards                                 687              602
  Goodwill                                                 3,069
  Compensation accruals and deferrals                      3,644            3,933
  Warranty accruals                                           99               99
  Foreign asset bases                                        155              283
  Other-net                                                1,110              980
                                                        --------         --------
Total deferred tax assets                                 12,927            9,981
Less valuation allowance for deferred tax assets           3,756              602
                                                        --------         --------
Deferred tax assets, net of valuation allowance            9,171            9,379
                                                        --------         --------

Deferred Tax Liabilities:
  Software development costs                              12,520            8,887
  Earnings not currently taxable                             100                3
  Accelerated book depreciation                            2,951            2,990
                                                        --------         --------
  Total deferred tax liabilities                          15,571           11,880
                                                        --------         --------

Net deferred tax liabilities                             ($6,400)         ($2,501)
                                                        ========         ========

Balance sheet classification:
  Current assets                                        $  8,343         $  8,585
  Non-current liabilities                                (14,743)         (11,086)
                                                        --------         --------
Net deferred tax liabilities                             ($6,400)         ($2,501)
                                                        ========         ========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes--Continued

The net deferred tax assets of the Company's former 59% owned subsidiary, Autologic Information International, Inc. ("Autologic"), have been classified as assets held for sale in the November 4, 2001 balance sheet (see Note J).

At November 3, 2002, deferred tax assets included $0.7 million related to foreign loss carryforwards, of which approximately one half expires through 2008, and $3.1 million related to goodwill written off as impaired. For financial statement purposes, a full valuation allowance of $3.8 million has been recognized due to the uncertainty of the realization of the foreign loss carryforwards and future tax deductions related to goodwill. The valuation allowance increase during 2002 of $3.1 million was principally due to the goodwill.

Substantially all of the undistributed earnings of foreign subsidiaries of $6.6 million at November 3, 2002 are considered permanently invested and, accordingly, no federal income taxes thereon have been provided. Should these earnings be distributed, foreign tax credits would reduce the additional federal income tax that would be payable. Availability of credits is subject to limitations; accordingly, it is not practicable to estimate the amount of the ultimate deferred tax liability, if any, on accumulated earnings.

NOTE H--Goodwill and Other Intangibles

As of the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new rules, goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to annual testing using fair value methodology. Intangible assets with finite, measurable lives continue to be amortized over their respective useful lives until they reach their estimated residual values, and are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result, the Company did not incur any expense for the amortization of goodwill in fiscal year 2002. The pretax expense for the amortization of goodwill, included in continuing operations, was $3.0 million and $3.3 million in fiscal years 2001 and 2000, respectively.

The Company engaged independent valuation firms to assist in the determination of impairment, which may have existed in the $39.8 million of goodwill recorded as of the beginning of fiscal 2002. The valuation firms primarily used comparable multiples of revenue and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured. The result of testing goodwill for impairment in accordance with SFAS No. 142, as of November 5, 2001, was a non-cash charge of $31.9 million, which is reported under the caption "Cumulative effect of a change in accounting." The total remaining goodwill of the Company at November 3, 2002 was $9.0 million.

The impairment charge in the Staffing Services segment related to the Company's European Technical Placement division and the Commercial and Light Industrial division, which have been adversely affected by the economic declines in Europe and the United States, respectively. Both divisions have incurred losses in fiscal 2001 and in fiscal 2002. Accordingly, an impairment charge of $23.9 million (including $2.6 million, the total carrying amount of goodwill for the Commercial and Light Industrial division as of November 5, 2001) was recognized.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--Goodwill and Other Intangibles--Continued

The impairment charge in the Company's Telephone Directory business related to its independent telephone directory publishing division ($6.9 million) of that segment, and the Company's then-owned 50% interest in the westVista joint venture ($1.1 million), which also publishes independent directories (see Note
J). Due to the fact that some of the directories purchased had not performed as well as projected, and in some cases had incurred losses, an impairment charge of $8.0 million was recognized.

The changes in the carrying amount of goodwill by segment during the fiscal year ended November 3, 2002 are as follows:

                                          November         Impairment        November
                                           4, 2001         Charge (1)         3, 2002
                                          --------         ----------        --------
                                                         (In thousands)
Staffing Services                          $32,271           $23,930           $8,341
Telephone Directory                          6,907             6,907
Computer Systems                               642                                642
                                           -------           -------           ------
Total                                      $39,820           $30,837           $8,983
                                           =======           =======           ======

(1) The impairment charge does not include the $1.1 million charge related to the goodwill associated with the westVista joint venture, discussed above.

The following tables reflect the impact that the elimination of the amortization pursuant to SFAS No. 142 would have had on prior year net income and net income per share, if SFAS No. 142 had been adopted at the beginning of fiscal year 2000:

                                                            Year Ended
                                                    ---------------------------
                                                    November           November
                                                     4, 2001            3, 2000
                                                    --------           --------
                                                 (In thousands, except per share data)
Reported net income                                   $5,844            $30,705
Add back: Goodwill amortization, net of taxes (a)      2,303              3,413
                                                      ------            -------
Adjusted net income                                   $8,147            $34,118
                                                      ======            =======

                                                           Per Share Data
                                                    ---------------------------
Basic:
Reported net income per share                         $ 0.38            $  2.03
Add back: Goodwill amortization per share (a)           0.15               0.22
                                                      ------            -------
Adjusted net income per share                         $ 0.53            $  2.25
                                                      ======            =======

Diluted:
Reported net income per share                         $ 0.38            $  2.00
Add back: Goodwill amortization per share (a)           0.15               0.22
                                                      ------            -------
Adjusted net income per share                         $ 0.53            $  2.22
                                                      ======            =======

(a) Includes goodwill amortization applicable to discontinued operations of $0.3 million, net of taxes, or $0.02 per share, and $1.1 million, net of taxes, or $0.07 per share, for the fiscal years ended November 4, 2001 and November 3, 2000, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--Goodwill and Other Intangibles--Continued

As of November 3, 2002, other intangible assets, which will continue to be amortized, are comprised of specific sales contracts that were purchased, having a definite life and a carrying value of $0.1 million, net of accumulated amortization of $0.3 million. The related amortization expense for the fiscal year ended November 3, 2002 was $0.1 million, and the remaining $0.1 million will be amortized by the end of fiscal 2003.

NOTE I--Per Share Data

In calculating basic earnings per share, the effect of dilutive securities is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                                                              Year Ended
                                                                         ----------------------------------------------------
                                                                           November             November             November
                                                                            3, 2002              4, 2001              3, 2000
                                                                         ----------           ----------           ----------
Denominator for basic earnings per share -
Weighted average number of shares                                        15,216,574           15,212,076           15,139,483

Effect of dilutive securities:
   Employee stock options                                                                         32,274              176,474
                                                                         ----------           ----------           ----------
Denominator for diluted earnings per share -
Adjusted weighted average number of shares                               15,216,574           15,244,350           15,315,957
                                                                         ==========           ==========           ==========

Due to a pre-tax loss in fiscal 2002, none of the options to purchase 566,359 shares of the Company's common stock were included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.

Options to purchase 573,241, and 50,750 shares of the Company's common stock were outstanding at November 4, 2001 and November 3, 2000, respectively, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company's common stock.

NOTE J--Sale of Subsidiaries and Businesses

On November 30, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), that comprised the Company's Electronic Publication and Typesetting segment, was acquired by Agfa Corporation through a tender offer for all of Autologic's outstanding shares and a subsequent merger. The Company received $24.2 million for its shares. The Company's gain on the sale of $4.5 million, including a tax benefit of $1.7 million, was reflected in the Company's first quarter of fiscal 2002. The results of operations of Autologic have been classified as discontinued, Autologic's prior period results have been reclassified and its assets and liabilities have been included as separate line items on the Company's fiscal 2001 consolidated balance sheet.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--Sale of Subsidiaries and Businesses--Continued

Included in discontinued operations, as a result of the sale of Autologic, for the three fiscal years ended November 3, 2002 are:

                                              November    November      November
                                               3, 2002     4, 2001       3, 2000
                                              --------    --------      --------
                                                       (In thousands)

Revenue                                         $3,296     $68,518      $80,915
                                                ======     =======      =======

Loss before taxes and minority interest          ($488)    ($1,412)     ($1,062)
Income taxes (benefit)                             153         110         (550)
Minority interest                                  138         488          915
                                                ------     -------      -------
Loss from operations                              (197)       (814)        (697)
                                                ------     -------      -------

Gain on disposal before tax benefit              2,761
Income tax benefit                               1,746
                                                ------
Gain on disposal                                 4,507
                                                ------

Gain (loss) from discontinued operations        $4,310       ($814)       ($697)
                                                ======     =======      =======

Autologic's assets and liabilities reclassified in the November 4, 2001 balance sheet include:

                                                          November
                                                           4, 2001
                                                          --------
                                                       (In thousands)

Cash                                                       $14,879
Accounts receivable                                         10,807
Inventory                                                    7,782
Deferred taxes and other current assets                      5,717
Property, plant and equipment, net                           4,401
Deferred taxes and other non-current assets                  4,049
                                                           -------
Assets held for sale                                       $47,635
                                                           =======

Accounts payable                                            $2,358
Accrued expenses                                             4,333
Customer advances and other liabilities                      4,037
Minority interest                                           15,585
                                                           -------
Liabilities related to assets held for sale                $26,313
                                                           =======

In August 2002, the Company's 50% owned joint venture, westVista, was liquidated with one operation sold to an unaffiliated third party and the other operation acquired by the Company. The terms of the initial purchase agreement require the Company and its partner to make future payments to the previous owner. Accordingly, 50% of this liability has been accrued by the Company and the gain on the sale of approximately $0.1 million has been deferred.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--Sale of Subsidiaries and Businesses--Continued

Prior to the sale, the Company's portion of net income was $25,000 in fiscal 2002, which is included in other (expense) income. In addition, the Company recorded a charge for the write-down of goodwill related to the joint venture of $1.1 million as a portion of the Cumulative Effect of a Change in Accounting (see Note H).

In April 2001, the Company sold its interest in a real estate partnership, resulting in a pre-tax gain of $4.2 million.

NOTE K--Stock Option Plans

A Non-Qualified Stock Option Plan adopted by the Company in fiscal 1980 terminated on June 30, 1990, except for options previously granted under the plan. All remaining outstanding options under this plan were exercised during fiscal 2000.

In May 1995, the Company adopted a new Non-Qualified Stock Option Plan, which initially enabled the granting of options to acquire up to 1.2 million shares of common stock to key employees and, as amended in January 1998, directors of the Company. Option exercise prices may not be less than 100% of the market price of the shares on the date the options are granted. The term of each option, which may not exceed ten years, and vesting period of each option are at the discretion of the Company. Currently outstanding options become fully vested within one to five years after the date of grant. At November 3, 2002, options to purchase 457,105 (418,399 at November 4, 2001) shares were vested and 367,034 (361,402 at November 4, 2001) shares were available for future grants under the plan.

Transactions involving outstanding stock options under these plans were:

                                                 1980 Plan                             1995 Plan
                                      --------------------------------       -------------------------------
                                      Number of       Weighted Average       Number of      Weighted Average
                                       Shares          Exercise Price          Shares        Exercise Price
                                       ------          --------------          ------        --------------
Outstanding-October 29, 1999           81,000               $4.00             625,008             $20.77
Granted                                                                        59,650              23.51
Exercised                             (81,000)               4.00             (69,630)             18.19
Forfeited                                                                     (33,678)             25.53
                                      -------                                 -------
Outstanding-November 3, 2000                                                  581,350              21.08

Granted                                                                        31,650              18.49
Exercised                                                                      (7,650)             18.08
Forfeited                                                                     (31,609)             19.33
                                                                              -------
Outstanding November 4, 2001                                                  573,741              21.08

Granted                                                                         4,500              18.13
Exercised                                                                      (1,750)             18.01
Forfeited                                                                     (10,132)             20.16
                                                                              -------
Outstanding-November 3, 2002                                                  566,359             $21.08
                                                                              =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--Stock Option Plans--Continued

Price ranges of outstanding and exercisable options as of November 3, 2002 are summarized below:

                                             Outstanding  Options                                   Exercisable Options
                              ---------------------------------------------------           ---------------------------------
                                                  Average
Range of                         Number          Remaining       Weighted Average             Number         Weighted Average
Exercise Prices               of Shares         Life (Years)      Exercise Price            of Shares         Exercise Price
---------------               ---------         ------------     ----------------           ---------        ----------------
$12.42 - $17.50                 38,550               7                  $16.68                20,150               $16.70
$18.08 - $18.08                273,313               3                  $18.08               273,313               $18.08
$18.13 - $23.06                145,336               7                  $21.00                70,532               $21.26
$23.59 - $59.81                109,160               5                  $30.24                93,110               $30.13

The Company has elected to follow APB Opinion 25, "Accounting for Stock Issued to Employees," to account for its stock options under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined at the grant dates for awards under the alternative accounting method provided for in SFAS No. 123, "Accounting and Disclosure for Stock Based Compensation," net income and earnings per share, on a pro forma basis, would have been:

                                                            2002            2001             2000
                                                        --------          ------          -------
Pro forma net (loss) income (in thousands)              ($33,113)         $5,343          $30,089
Pro forma net (loss) income per share-basic               ($2.18)          $0.35            $1.99
Pro forma net (loss) income per share-diluted             ($2.18)          $0.35            $1.96

The fair value of each option grant is estimated using the Multiple Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in fiscal 2002, 2001 and 2000, respectively: risk-free interest rates of 2.7%, 5.0% and 5.9%, respectively; expected volatility of .52, .65 and .61, respectively; an expected life of the options of five years; and no dividends. The weighted average fair value of stock options granted during fiscal years 2002, 2001 and 2000 were $10.59, $13.00 and $16.29, respectively.

NOTE L--Segment Disclosures

Financial data concerning the Company's sales, segment profit (loss) and identifiable assets by reportable operating segment for fiscal years 2002, 2001 and 2000 are presented in tables under Item 1 of this Report on Form 10-K and are incorporated herein by reference.

Total sales include both sales to unaffiliated customers, as reported in the Company's consolidated statements of operations, and intersegment sales. Sales between segments are generally priced at fair market value. The Company evaluates performance based on segment profit or loss from operations before general corporate expenses, interest income and other expense, interest expense, foreign exchange gains and losses and income taxes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

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

The Company operates in two major businesses, which are primarily focused on the markets they serve: staffing services and telecommunications and information solutions. The Company's internal reporting structure is based on the services and products provided to customers which results in the following four reportable operating segments:

Staffing Services - This segment provides a broad range of employee staffing services to a wide range of customers throughout the United States, Canada and Europe. These services fall within three major functional areas: Staffing Solutions, Information Technology Solutions and E-Procurement Solutions. Staffing Solutions provides a full spectrum of managed staffing, temporary/alternative personnel employment and direct hire placement and professional employer organization services. Information Technology Solutions provides a wide range of information technology services, including consulting, turnkey project management and software and web development. E-Procurement Solutions provides global vendor neutral procurement and management solutions for supplemental staffing using web-based software systems.

Telephone Directory - This segment publishes independent telephone directories in the United States and publishes telephone directories in Uruguay under a contract with the government-owned telephone company; provides telephone directory production, commercial printing, database management, sales and marketing services; licenses directory production and contract management software systems to directory publishers and others; and provides services, principally computer-based projects, to public utilities and financial institutions.

Telecommunications Services - This segment provides telecommunications services, including design, engineering, construction, installation, maintenance and removals in the outside plant and central office of telecommunications and cable companies, and within their customers' premises, as well as for both large commercial and governmental entities requiring telecommunications services; and also provides complete turnkey services for wireless and wireline telecommunications companies.

Computer Systems - This segment provides directory assistance services, both traditional and enhanced, to wireline and wireless telecommunications companies; provides directory assistance content; designs, develops, integrates, markets, sells and maintains computer-based directory assistance systems and other database management and telecommunications systems, primarily for the telecommunications industry; and provides IT services to the Company's other businesses and third parties.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

Sales to external customers and assets of the Company by geographic area are as follows:

                                                   Year Ended
                                ------------------------------------------------
                                  November           November           November
                                   3, 2002            4, 2001            3, 2000
                                ----------         ----------         ----------
                                                 (In thousands)
Sales:
   Domestic                     $1,369,373         $1,798,817         $2,014,841
   International                   118,467            133,444            105,424
                                ----------         ----------         ----------
                                $1,487,840         $1,932,261         $2,120,265
                                ==========         ==========         ==========

Assets:
   Domestic                     $  467,303         $  561,085
   International                    42,287             76,151
                                ----------         ----------
                                $  509,590         $  637,236
                                ==========         ==========

Sales for all periods exclude sales by Autologic, which was reclassified as a discontinued operation. The assets of Autologic have been classified as assets held for sale in the November 4, 2001 balance sheet (see Note J).

There were no customers to which sales represented over 10% of the Company's consolidated sales in fiscal years 2002, 2001, or 2000. In fiscal 2002, the Telecommunications Services segment's sales to three customers represented approximately 24%, 20%, and 12%, respectively, of the total sales of that segment; and the Computer Systems segment's sales to one customer represented approximately 30% of the total sales of that segment. The loss of one or more of these customers, unless the business is replaced by the segment, could result in an adverse effect on the results for that segment's business, although the Company does not believe that there would be a material adverse effect on the results of the Company and its subsidiaries taken as a whole.

Capital expenditures and depreciation and amortization by the Company's operating segments are as follows:

                                                       Year Ended
                                          --------------------------------------
                                          November       November       November
                                           3, 2002        4, 2001        3, 2000
                                          --------       --------       --------
                                                      (In thousands)
Capital Expenditures:
   Staffing Services                       $ 9,063        $12,062        $ 7,167
   Telephone Directory                         403          2,891          1,864
   Telecommunications Services                 960          3,491          6,511
   Computer Systems                          3,041          3,520          3,300
                                           -------        -------        -------
      Total segments                        13,467         21,964         18,842
   Corporate                                 1,225          5,148         18,468
                                           -------        -------        -------
                                           $14,692        $27,112        $37,310
                                           =======        =======        =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

                                                       Year Ended
                                          --------------------------------------
                                          November       November       November
                                           3, 2002        4, 2001        3, 2000
                                          --------       --------       --------
                                                       (In thousands)
Depreciation and Amortization (a):
   Staffing Services                       $ 7,339        $ 8,275        $ 7,942
   Telephone Directory                       2,202          3,665          3,560
   Telecommunications Services               4,102          4,716          4,319
   Computer Systems                          2,978          2,979          3,164
      Total segments                        16,621         19,635         18,985
   Corporate                                 5,545          4,947          1,977
                                           -------        -------        -------
                                           $22,166        $24,582        $20,962
                                           =======        =======        =======

(a) Includes depreciation and amortization of property, plant and equipment for fiscal years 2002, 2001 and 2000 of $21.8 million, $ 20.5 million and $16.7 million, respectively.

NOTE M--Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the fiscal years ended November 3, 2002 and November 4, 2001. Each quarter contained thirteen weeks.

                                                                       Fiscal 2002 Quarter
                                                   -----------------------------------------------------------
                                                       First           Second            Third          Fourth
                                                   ---------         --------         --------        --------
                                                                (In thousands, except per share data)
Net sales                                          $ 338,753         $367,425         $376,635        $405,027
                                                   =========         ========         ========        ========

Gross profit                                       $  11,778         $ 20,598         $ 26,835        $ 37,599
                                                   =========         ========         ========        ========

(Loss) income from continuing operations              (6,723)         ($3,149)        $  1,133        $  4,814
Discontinued operations                                4,310
Extraordinary item                                                     (1,262)
Cumulative effect of a change in accounting          (31,927)
                                                   ---------         --------         --------        --------
Net (loss) income                                   ($34,340)         ($4,411)        $  1,133        $  4,814
                                                   =========         ========         ========        ========

Basic and Diluted earnings per share:
(Loss) income from continuing operations              ($0.44)          ($0.21)        $   0.07        $   0.32
Discontinued operations                                 0.28
Extraordinary item                                                      (0.08)
Cumulative effect of a change in accounting            (2.10)
                                                   ---------         --------         --------        --------
Net (loss) income                                     ($2.26)          ($0.29)        $   0.07        $   0.32
                                                   =========         ========         ========        ========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE M--Quarterly Results of Operations (Unaudited)--Continued

                                                                   Fiscal 2001 Quarter (a)
                                                ---------------------------------------------------------------
                                                 First(b)         Second(c)          Third(d)         Fourth(d)
                                                ---------         ---------         ---------         ---------
                                                             (In thousands, except per share data)
Net sales                                       $ 509,178         $ 518,383         $ 459,003         $ 445,697
                                                =========         =========         =========         =========

Gross profit                                    $  21,249         $  33,293         $  26,002         $  39,646
                                                =========         =========         =========         =========

(Loss) income from continuing operations          ($1,800)        $   3,342           ($  959)        $   6,075
Discontinued operations                               (85)             (413)             (283)              (33)
                                                ---------         ---------         ---------         ---------
Net (loss) income                                 ($1,885)        $   2,929           ($1,242)        $   6,042
                                                =========         =========         =========         =========

Basic and Diluted earnings per share:
(Loss) income from continuing operations           ($0.12)        $    0.22            ($0.06)        $    0.40
Discontinued operations                                               (0.03)            (0.02)
                                                ---------         ---------         ---------         ---------
Net (loss) income                                  ($0.12)        $    0.19            ($0.08)        $    0.40
                                                =========         =========         =========         =========

(a) Results for fiscal 2001 include amortization of goodwill of approximately $0.5 million, net of taxes, per quarter, or $0.03 per share, which is not permitted to be amortized beginning in fiscal 2002.

(b) Results for the first quarter of 2001 include the write down of an investment in marketable securities resulting in a charge to earnings of $0.7 million ($0.4 million, net of taxes, or $0.03 per share).

(c) Results for the second quarter of 2001 include a gain of $4.2 million ($2.5 million, net of taxes, or $0.17 per share) from the sale of the Company's interest in a real estate partnership.

(d) Results of the third and fourth quarters of 2001 include gains on the sale of securities of $1.8 million ($1.1 million, net of taxes, or $0.07 per share) and $4.5 million ($2.7 million, net of taxes, or $0.18 per share), respectively.

Historically, the Company's results of operations have been lower in the first fiscal quarter as a result of reduced requirements for its technical and temporary personnel during the holiday season and due to its directory publishing schedule. The Company's Uruguayan division of the Telephone Directory segment produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter, and the revenues and profits of that segment's DataNational division are lower in the Company's first fiscal quarter due to the seasonality of its directory publishing schedule.

NOTE N--Employee Benefits

The Company has various savings plans that permit eligible employees to make contributions on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. In January 2000, the Company amended the savings plan for in-house employees to provide a Company contribution in the form of a 50% match of the first 3% of salary contributed by eligible participants. For participants with less than five years of service, the Company's matching contributions vest at 20% per year over a five-year period. Company contributions to the plan are made semi-annually. Under the plan, the Company's contributions of $1.3 million, $1.2 million and $0.9 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively, were accrued and charged to compensation expense.

In January 2000, the Company made a final discretionary contribution to its non-contributory Employee Stock Ownership Plan (ESOP), merged the ESOP with its savings plan for in-house employees and fully vested all ESOP accounts within the savings plan regardless of years of service. Contributions of $0.6 million in fiscal

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE N--Employee Benefits--Continued

1999 were accrued and charged to compensation expense. Contributions of previously unissued shares were made to the ESOP plan and are included in the calculation of earnings per share.

The Company has a non-qualified deferred compensation and supplemental savings plan which permits eligible employees to defer a portion of their salary. This plan consists solely of participant deferrals and earnings thereon, which are reflected as a current liability under accrued wages and commissions.

NOTE O--Derivative Financial Instruments, Hedging and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest swap contracts and foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At November 3, 2002, the Company had outstanding foreign currency option and forward contracts in the aggregate notional amount equivalent to $8.9 million, which approximated its net investment in foreign operations and is accounted for as a hedge under SFAS No. 52 "Foreign Currency Translation."

Under certain contracts with customers, the Company manages the customers' alternative staffing requirements, including the payment of associate vendors. Included in cash and cash equivalents at November 3, 2002 was approximately $11.5 million restricted to cover such obligations that were reflected in accounts payable at that date.

NOTE P--Commitments

The future minimum rental commitments as of November 3, 2002 for all non-cancellable operating leases are as follows:

       Fiscal Year            Total       Office Space        Equipment
       -----------            -----       ------------        ---------
                                        (In thousands)

       2003                 $18,079            $16,762           $1,317
       2004                  13,830             12,691            1,139
       2005                   9,814              9,552              262
       2006                   6,401              6,236              165
       2007                   4,732              4,732
       Thereafter             4,097              4,097
                            -------            -------           ------
                            $56,953            $54,070           $2,883
                            =======            =======           ======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE P--Commitments--Continued

Many of the leases also require the Company to pay or contribute to property taxes, insurance and ordinary repairs and maintenance.

Rental expense for all operating leases for fiscal years 2002, 2001 and 2000 was $23.6 million, $24.3 million and $20.1 million, respectively.

In fiscal 2000, the Company began development of a new internet-based Front End System designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance and other functions in the branch offices of the Staffing Services segment. The total cost to develop and install this system is currently anticipated to be approximately $16.0 million, of which $6.6 million has been incurred to date. The Company has no other material capital commitments.

NOTE Q--Related Party Transactions

During fiscal 2002, the Company paid $1.3 million to the law firm of which Lloyd Frank, a director, is a member, primarily for the services rendered in connection with the Company's new revolving credit facility, new Securitization Program and other financing arrangements and for services in fiscal 2001 and 2002 in connection with the sale of Autologic to Agfa Corporation by tender offer and subsequent merger. During that year, the Company also paid $51,000 to the law firm of which firm Bruce Goodman, a director, is a partner for services rendered to the Company and paid $10,000 to Irwin Robins, a director, for legal consulting services.

The Company renders various payroll and related services to a corporation primarily owned by Steven A. Shaw, an officer and director, for which the Company received approximately $1,000 in excess of its direct costs in fiscal 2002. Such services are performed on a basis substantially similar to those performed by the Company for, and at substantially similar rates as is charged by the Company to, unaffiliated third parties. In addition, the Company rents to that corporation approximately 2,500 square feet of space in the Company's El Segundo, California facility, which the Company does not require for its own use, on a month-to-month basis at a rental of $1,500 per month. Based on the nature of the premises and a recent market survey conducted by the Company, the Company believes the rent is the fair market rental for such space.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K will be included in the Company's Proxy Statement for the Company's 2002 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended November 3, 2002 and is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company's executive officers which follows Item 4 in this Report and the information as to the Company's equity compensation plans contained in the last paragraph of Item 5 in this Report are incorporated by reference into Items 10 and 12, respectively, of this Report.

                                     PART IV

Item 14. CONTROLS AND PROCEDURES

14(a). Evaluation of disclosure controls and procedures

      Within 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-14 of the Securities Exchange Act of 1934, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and principal executive officer and its Senior Vice President and principal financial officer. Based on that evaluation, the Company's Chairman of the Board, President and principal executive officer and its Senior Vice President and principal financial officer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its subsidiaries is made known to them.

14(b). Changes in internal controls

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation discussed above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

15(a)(1). Financial Statements

          The following consolidated financial statements of Volt Information Sciences, Inc. and subsidiaries are included in Item 8 of this
          Report:

                                                                                              Page
                                                                                              ----

          Consolidated Balance Sheets--November 3, 2002 and November 4, 2001                   43

          Consolidated Statements of Operations--Years ended November 3, 2002,
                November 4, 2001 and November 3, 2000                                          44

          Consolidated Statements of Stockholders' Equity--Years ended
                November 3, 2002, November 4, 2001 and November 3, 2000                        45

          Consolidated Statements of Cash Flows--Years ended November 3, 2002,
                November 4, 2001 and November 3, 2000                                          46

          Notes to Consolidated Financial Statements                                           48

15(a)(2). Financial Statement Schedules

          The following consolidated financial statement schedule of Volt
          Information Sciences, Inc. and subsidiaries is included in response to Item 15(d):

          Schedule II--Valuation and qualifying accounts                                      S-1

          Other schedules (Nos. I, III, IV and V) for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

15(a)(3). Exhibits

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

3.2 By-Laws of the Company. (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1998, File No. 1-9232).

4.1(a) Credit Agreement, dated April 12, 2002, among the Company, Gatton Volt Consulting Group Limited, as borrowers, Volt Delta Resources, Inc., Volt Information Sciences Funding, Inc., Volt Directories S. A., Ltd., DataNational, Inc., Volt Telecommunications Group, Inc. and DataNational of Georgia, Inc., as guarantors, the lenders party thereto, and JP Morgan Chase Bank, as administrative agent. (Exhibit 4.1(a) to the Company's Current Report on Form 8-K dated April 22, 2002, File No. 1-9232).

4.1(b) Joint and Several Guaranty of Payment, dated as of April 12, 2002, by Volt Delta Resources, Inc., Volt Information Sciences Funding, Inc., Volt Directories S.A., Ltd., DataNational, Inc., Volt Telecommunications Group, Inc. and DataNational of Georgia, Inc. in favor of JP Morgan Chase Bank, as administrative agent. (Exhibit 4.1(b) to the Company's Current Report on Form 8-K dated April 22, 2002, File No. 1-9232).

4.1(c) Volt Security Agreement, dated as of April 12, 2002, by the Company in favor of JP Morgan Chase Bank, as collateral agent. (Exhibit 4.1(c) to the Company's Current Report on Form 8-K dated April 22, 2002, File No. 1-9232).

4.1(d) Subsidiary Security Agreement, dated as of April 12, 2002, among Volt Telecommunications Group, Inc., Volt Delta Resources, Inc., DataNational Inc. and DataNational of Georgia, Inc. in favor of JP Morgan Chase Bank, as collateral agent. (Exhibit 4.1 (d) to the Company's Current Report on Form 8-K dated April 22, 2002, File No. 1-92321).

4.1(e) Pledge Agreement, dated as of April 12, 2002, by the Company in favor of JP Morgan Chase Bank, as collateral agent. (Exhibit 4.1(e) to the Company's current Report on Form 8-K dated April 22, 2002, File No. 199232).

10.1+ 1995 Non-Qualified Stock Option Plan, as amended. (Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1998, File No. 1-9232).

10.2(a)+ Employment Agreement, dated as of May 1, 1987, between the Company and William Shaw. (Exhibit 19.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).

10.2(b)+ Amendment, dated January 3, 1989, to Employment Agreement between the Company and William Shaw. (Exhibit 19.01(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1988, File No. 1-9232).

10.3(a)+ Employment Agreement, dated as of May 1, 1987, between the Company and Jerome Shaw (Exhibit 19.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).

10.3(b)+ Amendment, dated January 3, 1989, to Employment Agreement between the Company and Jerome Shaw (Exhibit 19.02(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1988, File No. 1-9232).

Exhibit       Description
-------       -----------

21.*          Subsidiaries of the Registrant.

23.*          Consent of Ernst & Young LLP.

99.1(a)*      Certification of principal executive officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(b)*      Certification of principal financial officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
+     Management contract or compensation plan or arrangement.

* Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

15 (b). Reports on Form 8-K

During the quarter ended November 3, 2002, the Company filed Current Reports on Form 8-K dated September 17, 2002 (date earliest event reported) reporting Item
7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure and October 17, 2002 (date earliest event reported) reporting under Item 5. Other Items. No financial statements were filed with either report.

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

                                            VOLT INFORMATION SCIENCES, INC.


Dated: New York, New York                   By: /s/William Shaw
       January 30, 2003                         --------------------------------
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

Signature                Title                                  Date
---------                -----                                  ----

/s/ William Shaw         Chairman of the Board,                 January 30, 2003
---------------------    President and Chief Executive
William Shaw             Officer and Director


/s/ James J. Groberg     Senior Vice President (Principal       January 30, 2003
---------------------    Financial Officer) and Director
James J. Groberg


/s/ Jack Egan            Vice President, Corporate Accounting   January 30, 2003
---------------------    (Principal Accounting Officer)
Jack Egan


/s/ Jerome Shaw          Director                               January 30, 2003
---------------------
Jerome Shaw


/s/ Steven A. Shaw       Director                               January 30, 2003
---------------------
Steven A. Shaw


/s/ Lloyd Frank          Director                               January 30, 2003
---------------------
Lloyd Frank


/s/ Irwin B. Robins      Director                               January 30, 2003
---------------------
Irwin B. Robins


/s/ Mark N. Kaplan       Director                               January 30, 2003
---------------------
Mark N. Kaplan


/s/ Bruce G. Goodman     Director                               January 30, 2003
---------------------
Bruce G. Goodman


/s/ William H. Turner    Director                               January 30, 2003
---------------------
William H. Turner

I, William Shaw, certify that:

      1. I have reviewed this annual report on Form 10-K of Volt Information Sciences, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


January 30, 2003                                     /s/ William Shaw
                                                     ---------------------------
                                                     William Shaw
                                                     Chairman of the Board,
                                                     President and Principal
                                                     Executive Officer

      I, James J. Groberg, certify that:

      1. I have reviewed this annual report on Form 10-K of Volt Information Sciences, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


January 30, 2003                                     /s/ James J. Groberg
                                                     ---------------------------
                                                     James J. Groberg
                                                     Senior Vice President and
                                                     Principal Financial Officer

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Column A                                               Column B              Column C               Column D        Column E
--------                                               --------      ------------------------       --------        --------
                                                                            Additions
                                                                     ------------------------
                                                       Balance at    Charged to    Charged to                      Balance at
                                                      Beginning of    Costs and       Other                          End of
                                                         Period       Expenses      Accounts       Deductions        Period
                                                      ------------   ----------    ----------      ----------      ----------
                                                                                (In thousands)
Year ended November 3, 2002
  Deducted from asset accounts:
  Allowance for uncollectable accounts                   $9,376        $10,188                     $8,570(a,b)       $10,994
  Allowance for deferred tax assets                         602                    $3,291 (c)         137(d)           3,756
  Unrealized loss (gain) on marketable securities            16                       (28)(e)                            (12)

Year ended November 4, 2001
  Deducted from asset accounts:
  Allowance for uncollectable accounts                   $8,952         $8,462                     $8,038(a,b,f)      $9,376
  Allowance for deferred tax assets                         548                      $396 (g)         342(f)             602
  Unrealized loss on marketable securities                  664                        62 (e)         710(h)              16

Year ended November 3, 2000
  Deducted from asset accounts:
  Allowance for uncollectable accounts                   $7,941         $7,624                     $6,613(a,b)        $8,952
  Allowance for deferred tax assets                         284                      $342 (g)          78(d)             548
  Unrealized loss (gain) on marketable securities           587                        77 (e)                            664

(a)--Includes write-off of uncollectable accounts.

(b)--Includes a foreign currency translation losses of $27 in 2002, $16 in 2001, and $88 in 2000.

(c)--Charge to cumulative effect of a change in accounting of $3,069 and income tax provision of $222.

(d)--Principally write-off of unutilized foreign tax credits.

(e)--Charge (credit) to stockholders' equity.

(f)--Pertains to the reclassification of assets of discontinued operations, including allowance for uncollectible accounts of $1,188 and allowance for deferred tax assets of $342.

(g)--Charge to income tax provision.

(h)--Reclassification adjustment for write down of marketable securities included in net income.

                                INDEX TO EXHIBITS

15(a)(3). Exhibits

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

3.2 By-Laws of the Company. (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1998, File No. 1-9232).

4.1(a) Credit Agreement, dated April 12, 2002, among the Company, Gatton Volt Consulting Group Limited, as borrowers, Volt Delta Resources, Inc., Volt Information Sciences Funding, Inc., Volt Directories S. A., Ltd., DataNational, Inc., Volt Telecommunications Group, Inc. and DataNational of Georgia, Inc., as guarantors, the lenders party thereto, and JP Morgan Chase Bank, as administrative agent. (Exhibit 4.1(a) to the Company's Current Report on Form 8-K dated April 22, 2002, File No. 1-9232).

4.1(b) Joint and Several Guaranty of Payment, dated as of April 12, 2002, by Volt Delta Resources, Inc., Volt Information Sciences Funding, Inc., Volt Directories S.A., Ltd., DataNational, Inc., Volt Telecommunications Group, Inc. and DataNational of Georgia, Inc. in favor of JP Morgan Chase Bank, as administrative agent. (Exhibit 4.1(b) to the Company's Current Report on Form 8-K dated April 22, 2002, File No. 1-9232).

4.1(c) Volt Security Agreement, dated as of April 12, 2002, by the Company in favor of JP Morgan Chase Bank, as collateral agent. (Exhibit 4.1(c) to the Company's Current Report on Form 8-K dated April 22, 2002, File No. 1-9232).

4.1(d) Subsidiary Security Agreement, dated as of April 12, 2002, among Volt Telecommunications Group, Inc., Volt Delta Resources, Inc., DataNational Inc. and DataNational of Georgia, Inc. in favor of JP Morgan Chase Bank, as collateral agent. (Exhibit 4.1 (d) to the Company's Current Report on Form 8-K dated April 22, 2002, File No. 1-92321).

4.1(e) Pledge Agreement, dated as of April 12, 2002, by the Company in favor of JP Morgan Chase Bank, as collateral agent. (Exhibit 4.1(e) to the Company's current Report on Form 8-K dated April 22, 2002, File No. 199232).

10.1+ 1995 Non-Qualified Stock Option Plan, as amended. (Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1998, File No. 1-9232).

10.2(a)+ Employment Agreement, dated as of May 1, 1987, between the Company and William Shaw. (Exhibit 19.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).

10.2(b)+ Amendment, dated January 3, 1989, to Employment Agreement between the Company and William Shaw. (Exhibit 19.01(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1988, File No. 1-9232).

10.3(a)+ Employment Agreement, dated as of May 1, 1987, between the Company and Jerome Shaw (Exhibit 19.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1987, File No. 1-9232).

10.3(b)+ Amendment, dated January 3, 1989, to Employment Agreement between the Company and Jerome Shaw (Exhibit 19.02(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1988, File No. 1-9232).

Exhibit       Description
-------       -----------

21.*          Subsidiaries of the Registrant.

23.*          Consent of Ernst & Young LLP.

99.1(a)*      Certification of principal executive officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(b)*      Certification of principal financial officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
+     Management contract or compensation plan or arrangement.

* Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.