Form 10-Q
period 2003-02-02
VOLT INFORMATION SCIENCES INC
filed 2003-03-17
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Three Months Ended February 2, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of March 14, 2003 was 15,217,415.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations -
          Three Months Ended February 2, 2003 and February 3, 2002             3

          Condensed Consolidated Balance Sheets -
          February 2, 2003 and November 3, 2002                                4

          Condensed Consolidated Statements of Cash Flows -
          Three Months Ended February 2, 2003 and February 3, 2002             5

          Notes to Condensed Consolidated Financial Statements                 7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          28

Item 4.   Controls and Procedures                                             28

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    29

SIGNATURE                                                                     29

CERTIFICATIONS BY PRINCIPAL EXECUTIVE AND FINANCIAL OFFICERS                  30

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                            Three Months Ended
                                                                      -----------------------------
                                                                      February 2,       February 3,
                                                                             2003              2002(a)
                                                                      -----------       -----------
                                                                  (In thousands, except per share amounts)
NET SALES                                                                $358,243          $338,753

COSTS AND EXPENSES:
Cost of sales                                                             341,714           326,975
Selling and administrative                                                 15,946            15,428
Depreciation and amortization                                               5,743             5,509
                                                                        ---------         ---------
                                                                          363,403           347,912
                                                                        ---------         ---------

OPERATING LOSS                                                             (5,160)           (9,159)

OTHER INCOME (EXPENSE):
  Interest income                                                             182               198
  Other expense-net--Note B                                                  (556)             (318)
  Foreign exchange gain (loss)-net--Note J                                     85               (13)
  Interest expense                                                           (643)           (1,823)
                                                                        ---------         ---------

Loss from continuing operations before income taxes                        (6,092)          (11,115)
Income tax benefit                                                          2,289             4,392
                                                                        ---------         ---------
Loss from continuing operations before items shown below                   (3,803)           (6,723)

Discontinued operations--Note H                                                               4,310

Cumulative effect of a change in accounting--Note K:
     Goodwill impairment                                                                    (31,927)
                                                                        ---------         ---------

NET LOSS                                                                  ($3,803)         ($34,340)
                                                                        =========         =========

                                                                               Per Share Data
                                                                               --------------
Basic and Diluted:
Loss from continuing operations                                            ($0.25)           ($0.44)
Gain from discontinued operations                                                              0.28
Cumulative effect of a change in accounting                                                   (2.10)
                                                                        ---------         ---------
Net loss per share                                                         ($0.25)           ($2.26)
                                                                        =========         =========

Weighted average number of shares--Note G                                  15,217            15,216
                                                                        =========         =========

(a) Pursuant to the Company's adoption of SFAS No. 142, results for the three months ended February 3, 2002 have been restated to give effect to the cumulative effect of a change in accounting related to goodwill impairment, the determination of which was finalized during the second quarter of fiscal 2002 (see Notes A and K).

     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    February 2,      November 3,
                                                                                           2003             2002(a)
                                                                                    -----------      -----------
                                                                                     (Unaudited)
ASSETS                                                                                  (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents, including restricted cash of $15,308 (2003) and
      $11,458 (2002)--Note J                                                          $  60,722        $  43,620
  Short-term investments                                                                  3,522            3,754
  Trade accounts receivable less allowances of $10,268 (2003) and
      $10,994 (2002)--Note B                                                            265,710          300,670
  Inventories--Note C                                                                    28,693           29,690
  Recoverable income taxes                                                                8,576            6,552
  Deferred income taxes                                                                   8,327            8,343
  Prepaid expenses and other assets                                                      15,044           15,212
                                                                                      ---------        ---------
TOTAL CURRENT ASSETS                                                                    390,594          407,841

Property, plant and equipment less allowances for depreciation and amortization
    of $93,340 (2003) and $87,769 (2002)--Note E                                         87,736           89,294
Deposits and other assets                                                                 3,157            3,380
Intangible assets-less accumulated amortization of $1,288 (2003) and
    $1,258 (2002)--Note K                                                                 9,045            9,075
                                                                                      ---------        ---------
TOTAL ASSETS                                                                          $ 490,532        $ 509,590
                                                                                      =========        =========

CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks--Note D                                                      $   2,738        $   2,424
  Current portion of long-term debt--Note E                                               1,529            1,524
  Accounts payable                                                                      136,629          154,054
  Accrued wages and commissions                                                          35,899           39,529
  Accrued taxes other than income taxes                                                  14,956           18,525
  Accrued interest and other accruals                                                     9,558            8,276
  Customer advances and other liabilities                                                26,859           19,009
                                                                                      ---------        ---------
TOTAL CURRENT LIABILITIES                                                               228,168          243,341

Long-term debt--Note E                                                                   14,409           14,469
Deferred income taxes                                                                    14,687           14,743

STOCKHOLDERS' EQUITY--Notes B, E and F
  Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
  Common stock, par value $.10; Authorized--30,000,000 shares; issued--
     15,217,415 shares                                                                    1,522            1,522
  Paid-in capital                                                                        41,036           41,036
  Retained earnings                                                                     191,159          194,962
  Accumulated comprehensive loss                                                           (449)            (483)
                                                                                      ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                                              233,268          237,037
                                                                                      ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 490,532        $ 509,590
                                                                                      =========        =========

(a) The balance sheet at November 3, 2002 has been derived from the audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                   Three Months Ended
                                                                               ---------------------------
                                                                               February 2,     February 3,
                                                                                      2003            2002
                                                                               -----------     -----------
                                                                                        (In thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net loss                                                                           ($3,803)       ($34,340)
Adjustments to reconcile net loss to cash provided by operating activities:
    Discontinued operations                                                                         (4,310)
    Cumulative effect of a change in accounting-goodwill impairment (a)                             31,927
    Depreciation and amortization                                                    5,743           5,509
    Equity in net loss of joint venture                                                                273
    Accounts receivable provisions                                                     839           1,833
    (Gain) loss on foreign currency translation                                         (1)             22
    Deferred income tax (benefit) provision                                            (71)            203
    Other                                                                               (2)             39
Changes in operating assets and liabilities:
    Decrease in accounts receivable                                                 34,720          55,965
    Decrease in inventories                                                            997           1,983
    Decrease (increase) in prepaid expenses and other current assets                   464          (3,572)
    Decrease other assets                                                               67             865
    Decrease in accounts payable                                                   (17,856)        (12,910)
    Decrease in accrued expenses                                                    (5,916)        (13,242)
    Increase in customer advances and other liabilities                              7,747           6,980
    Decrease in income taxes payable                                                (2,024)         (5,980)
                                                                                  --------        --------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                         20,904          31,245
                                                                                  --------        --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                                   Three Months Ended
                                                                               ---------------------------
                                                                               February 2,     February 3,
                                                                                      2003            2002
                                                                               -----------     -----------
                                                                                        (In thousands)
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                                                  $364            $387
Purchases of investments                                                              (226)           (232)
Proceeds from disposals of property, plant and equipment                               124              93
Purchases of property, plant and equipment                                          (4,210)         (2,995)
Proceeds from sale of subsidiary                                                                    24,233
Other                                                                                    3            (191)
                                                                                  --------        --------
NET CASH (APPLIED TO) PROVIDED BY INVESTING ACTIVITIES                              (3,945)         21,295
                                                                                  --------        --------

CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                                              (55)            (77)
Increase (decrease) in notes payable to banks                                          337         (49,623)
                                                                                  --------        --------
NET CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES                                 282         (49,700)
                                                                                  --------        --------

Effect of exchange rate changes on cash                                               (139)           (265)
                                                                                  --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           17,102           2,575

Cash and cash equivalents, including restricted cash, beginning of period           43,620          18,474
                                                                                  --------        --------

CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH, END OF PERIOD                $60,722         $21,049
                                                                                  ========        ========

SUPPLEMENTAL INFORMATION
  Cash paid during the period:
     Interest expense                                                                 $526          $1,514
     Income taxes, net of refunds                                                    ($194)         $1,384

(a) Pursuant to the Company's adoption of SFAS No. 142, cash flows for the three months ended February 3, 2002 have been restated to give effect to the cumulative effect of a change in accounting related to goodwill impairment, the determination of which was finalized during the second quarter of fiscal 2002 (see Notes A and K).

     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at February 2, 2003 and consolidated results of operations and consolidated cash flows for the three months ended February 2, 2003 and February 3, 2002. Pursuant to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, the results of operations and cash flows for the three months ended February 3, 2002 have been restated to give effect to the cumulative effect of a change in accounting related to goodwill impairment, the determination of which was finalized during the second quarter of fiscal 2002 (see Note K). Operating results for interim periods are not indicative of the results that may be expected for the fiscal year.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 3, 2002. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

Note B--Securitization Program

Effective April 15, 2002, the Company entered into a $100.0 million, three-year accounts receivable securitization program ("Securitization Program"). Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $100.0 million). The Company retains the servicing responsibility for the accounts receivable. At February 3, 2003, TRFCO had purchased from Volt Funding a participation interest of $60.0 million out of a pool of approximately $144.4 million of receivables.

The Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company. Accounts receivable are only reduced to reflect the fair value of receivables actually sold. The Company entered into this arrangement as it provided a low-cost alternative to other financing.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note B--Securitization Program--Continued

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

The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the condensed consolidated balance sheet (no debt is recorded) and the proceeds from the sale are reflected as cash provided by operating activities. Losses and expenses associated with the transactions, primarily related to discounts on TRFCO's commercial paper, are charged to the consolidated statement of operations.

The Company incurred charges of $0.4 million in the first quarter of fiscal 2003, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 2.2% per annum. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated the retained interest in receivables approximated fair values.

At February 2, 2003 and November 3, 2002, the Company's carrying retained interest in a revolving pool of receivables of approximately $144.4 million and $168.2 million, respectively, net of a service fee liability, was approximately $84.3 million and $108.1 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $60.0 million at February 2, 2003 and November 3, 2002. Accordingly, the trade accounts receivable included on the February 2, 2003 and November 3, 2002 condensed consolidated balance sheets have been reduced to reflect the $60.0 million participation interest sold.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" to provide new guidance with respect to the consolidation of all previously unconsolidated entities, including special purpose entities. The Company has no unconsolidated subsidiaries. Therefore the adoption of the interpretation, required in fiscal 2003, had no impact on the Company's consolidated financial position or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:

                                                  February 2,        November 3,
                                                         2003               2002
                                                  -----------        -----------
                                                            (In thousands)
Staffing Services                                                        $    32
Telephone Directory                                   $11,573             11,355
Telecommunications Services                            13,453             14,394
Computer Systems                                        3,667              3,909
                                                      -------            -------
Total                                                 $28,693            $29,690
                                                      =======            =======

The cumulative amounts billed under contracts at February 2, 2003 and November 3, 2002 of $5.0 million and $2.1 million, respectively, are credited against the related costs in inventory.

Note D--Short-Term Borrowings

At February 2, 2003, the Company had total outstanding bank borrowings of $2.7 million under credit lines with domestic and foreign banks, that expire at various times during fiscal 2003 unless renewed, and that provide for borrowings and letters of credit up to an aggregate of $10.9 million. Borrowings in foreign currencies provide a hedge against devaluation in foreign currency denominated assets.

Note E--Long-Term Debt

Long-term debt consists of the following:

                                                   February 2,       November 3,
                                                          2003              2002
                                                   -----------       -----------
                                                             (In thousands)

Term loan (a)                                          $14,755           $14,810
Notes payable (b)                                        1,183             1,183
                                                       -------           -------
                                                        15,938            15,993
Less amounts due within one year                         1,529             1,524
                                                       -------           -------
Total long-term debt                                   $14,409           $14,469
                                                       =======           =======

(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on land and buildings (carrying amount at February 2, 2003, $11.4 million). The obligation is guaranteed by the Company.

(b) On February 9, 1999, the Company entered into a $5.6 million installment payment agreement to finance the purchase and support of an Enterprise Resource Planning system for internal use as an accounting and back office system, which has been capitalized and is being amortized over a five to seven year period. The agreement provides for interest, calculated at 6%, and principal payments in five equal annual installments of $1.3 million, which began in February 1999. The final payment was made in February 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Long-Term Debt--Continued

Effective April 15, 2002, the Company entered into a $40.0 million, two-year, secured, syndicated, revolving credit agreement ("Credit Agreement") which established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, N. A. and Lloyds TSB Bank PLC. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables, generally at the end of the fiscal month preceding a borrowing. At February 2, 2003, the borrowing base was approximately $31.7 million. Borrowings under the Credit Facility are to bear interest at various rate options selected by the Company at the time of each borrowing, certain of which options are based on a leverage ratio, as defined (as is the facility fee). Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at February 2, 2003, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 2.8% per annum. At February 2, 2003, the facility fee was 0.5% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million (the Company's consolidated tangible net worth as of February 2, 2003 was $225.5 million); limits cash dividends and capital stock repurchases and redemptions by the Company in any one fiscal year to 25% of consolidated net income, as defined, for the prior fiscal year; requires the Company to maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. As a result of the loss sustained by the Company in fiscal 2002, the Company is currently restricted from paying dividends, and making stock repurchases and stock redemptions. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. The Company received a waiver of the interest coverage covenant relating to its fiscal quarter ended February 2, 2003 contained in the Credit Agreement since the ratio of EBIT, as defined, to interest expense, as defined, was .96 to 1.0 for the twelve months ended February 2, 2003. At February 2, 2003, the Company was in compliance with all other covenants in the Credit Agreement and believes it will be in compliance with all covenants through at least the remainder of fiscal 2003.

The Company has not borrowed under the Credit Facility since its inception in April 2002 and no borrowings are presently anticipated in the second quarter of fiscal 2003. The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers; however, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At February 2, 2003, four of those guarantors have pledged approximately $44.1 million of accounts receivable, other than those in the Securitization Program, as collateral security for their guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility. The Company has pledged all of the stock of Volt Funding (see Note B) as collateral security for the Company's obligations under the Credit Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Stockholders' Equity

Changes in the major components of stockholders' equity for the three months ended February 2, 2003 are as follows:

                                           Common       Paid-In        Retained
                                           Stock        Capital        Earnings
                                           ------       -------       ---------
                                                     (In thousands)
Balance at November 3, 2002                $1,522       $41,036       $ 194,962
Net loss for the three months                                            (3,803)
                                           ------       -------       ---------
Balance at February 2, 2003                $1,522       $41,036       $ 191,159
                                           ======       =======       =========

Another component of stockholders' equity, the accumulated other comprehensive loss, consists of cumulative unrealized foreign currency translation losses, net of taxes, of $451,000 and $490,000 at February 2, 2003 and November 3, 2002, respectively, and an unrealized gain, net of taxes, of $2,000 and $7,000 in marketable securities at February 2, 2003 and November 3, 2002, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive loss as follows:

                                                            Three Months Ended
                                                       ---------------------------
                                                       February 2,     February 3,
                                                              2003            2002(1)
                                                       -----------     -----------
                                                             (In thousands)
Net loss                                                   ($3,803)       ($34,340)
Foreign currency translation adjustments-net                    39             (14)
Unrealized (loss) gain on  marketable securities-net            (5)             28
                                                           -------        --------
Total comprehensive loss                                   ($3,769)       ($34,326)
                                                           =======        ========

(1) See Notes A and K for information concerning the restatement of the Company's results for the three months ended February 3, 2002.

Note G--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options are excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                                 Three Months Ended
                                                            ----------------------------
                                                            February 2,      February 3,
                                                                   2003             2002
                                                            -----------      -----------
Denominator for basic and diluted earnings per share -
     Weighted average number of shares                       15,217,415       15,215,665

Due to a pre-tax loss in the first quarters of fiscal 2003 and 2002, none of the outstanding options to purchase 563,623 and 571,201 shares, respectively, of the Company's common stock were included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note H--Sale and Acquisitions of Subsidiaries and Businesses

On November 30, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), that comprised the Company's Electronic Publication and Typesetting segment, was acquired by Agfa Corporation through a tender offer for all of Autologic's outstanding shares and a subsequent merger. The Company received $24.2 million for its shares. The Company's gain on the sale of $4.5 million, including a tax benefit of $1.7 million (resulting from a taxable loss versus a gain for financial purposes), is reflected in the Company's first quarter of fiscal 2002. The results of operations of Autologic have been classified as discontinued.

The following results related to Autologic are included in discontinued operations (through the sale and disposal date of November 30, 2001) for the quarter ended February 3, 2002:

                                                              Three Months Ended
                                                               February 3, 2002
                                                              ------------------
                                                                (In thousands)

Revenue                                                              $3,296
                                                                    =======

Loss before taxes and minority interest                               ($488)
Income tax benefit                                                      153
Minority interest                                                       138
                                                                    -------
Loss from operations                                                   (197)
                                                                    -------

Gain on disposal before tax benefit                                   2,761
Income tax benefit                                                    1,746
                                                                    -------
Gain on disposal                                                      4,507
                                                                    -------

Gain from discontinued operations                                    $4,310
                                                                    =======

Note I--Segment Disclosures

Financial data concerning the Company's sales and segment operating profit
(loss) by reportable operating segment for the three months ended February 2, 2003 and February 3, 2002, included on page 17 of this Report, is an integral part of these condensed consolidated financial statements. During the three months ended February 2, 2003, consolidated assets decreased by $19.1 million primarily due to a decrease in receivables of the Staffing Services and Telecommunications Services segments partially offset by an increase in cash and cash equivalents due to reduced working capital requirements of the Company.

Note J--Derivative Financial Instruments, Hedging and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts, foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note J--Derivative Financial Instruments--Continued

stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At February 2, 2003, the Company had outstanding foreign currency option and forward contracts in the aggregate notional amount equivalent to $9.0 million, which approximated its net investment in foreign operations and is accounted for as a hedge under SFAS No. 52.

Included in cash and cash equivalents at February 2, 2003 and November 3, 2002 was approximately $15.3 million and $11.5 million, respectively, restricted to cover obligations that were reflected in accounts payable at that date. These amounts primarily relate to certain contracts with customers in which the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.

Note K--Goodwill

As of the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to testing, annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, using fair value methodology. The Company engaged independent valuation firms to assist in the determination of impairment, which may have existed in the $39.8 million of goodwill recorded at the beginning of fiscal 2002. The result of testing goodwill, upon adoption of SFAS No. 142, resulted in a non-cash charge of $31.9 million, which is reported under the caption "Cumulative Effect of a Change in Accounting" in fiscal 2002. The Company's annual impairment tests on the remaining goodwill of $9.0 million are expected to be computed during the second quarter of fiscal 2003.

The fiscal 2002 impairment charge in the Staffing Services segment relates to the Company's European Technical Placement division and the Commercial and Light Industrial division, which had been adversely affected by the economic declines in Europe and the United States, respectively. Both divisions had incurred losses in fiscal 2001. Accordingly, an impairment charge of $23.9 million (including $2.6 million, the total carrying amount of goodwill for the Commercial and Light Industrial division as of November 5, 2001) was recognized.

The fiscal 2002 impairment charge in the Company's Telephone Directory business related to its independent telephone directory publishing division ($6.9 million) of that segment, and the Company's then owned 50% interest in the westVista joint venture ($1.1 million), which also published independent directories. Due to the fact that some of the directories purchased had not performed as well as projected and in some cases had incurred losses, an impairment charge of $8.0 million was recognized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note L--Stock Options

The Company has elected to follow APB Opinion 25, "Accounting for Stock Issued to Employees," to account for its Non-Qualified Stock Option Plan under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined at the grant dates for awards under the alternative accounting method provided for in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," net income and earnings per share, on a pro forma basis, would have been:

                                                                         Three Months Ended
                                                                   -----------------------------
                                                                   February 2,       February 3,
                                                                          2003              2002(1)
                                                                   -----------       -----------
      Pro forma net (loss) income (in thousands)                       ($3,857)         ($34,437)
      Pro forma net (loss) income per share-basic and diluted           ($0.25)           ($2.26)

(1) See Notes A and K for information concerning the restatement of the Company's results for the three months ended February 3, 2002.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

This Report and other reports and statements issued by the Company and its officers, from time-to-time, contain certain statements concerning the Company's future plans, objectives, performance, intentions and expectations. When used in this report, words such as "may," "should," "could," "seek," "believe," "expect," "anticipate," "estimate," "project," "strategy," "intend," "likely," and similar expressions are intended to identify forward-looking statements about the Company's future plans, objectives, performance, intentions and expectations. Although the Company believes that its assumptions are reasonable, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

o general economic, competitive and other business conditions, including the effects of weakened domestic and international economies

o the uncertainty of the world political situation, including the possible effects of military action and terrorism

o continued financial strength of the Company's customers, some of which have experienced layoffs, unfavorable financial results, investigations by government agencies and lowered financial expectations for the near term

o the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services

o material changes in demand from larger customers, including those with which the Company has national contracts

o the effect of litigation by temporary employees, and government activity regarding, temporary help companies and the customers with which they do business

o variations in the rate of unemployment and higher wages sought by temporary workers, in certain technical fields particularly characterized by labor shortages, which could affect the Company's ability to meet its customers' demands and the Company's profit margins

o changes in customer attitudes toward the use of outsourcing and temporary personnel

o the adverse effect of customers and potential customers involving manufacturing offshore, reducing their need for temporary workers

o the need for the Company to diversify its available temporary personnel to offer greater support to the service sector of the economy

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

o     the timing of customer acceptances of systems

o     the Company's dependence on third parties for some product components

o changes in laws, regulations and government policies, including increased taxes which, because of economic and competitive conditions may not be able to be passed on to the customer

o     the degree and effects of inclement weather

o the Company's ability to maintain a sufficient credit rating to enable it to continue its securitization program

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Forward-Looking Statements Disclosure--Continued

o the Company's ability to maintain its existing credit rating in order to avoid any increase in interest rates and any increase in fees under its revolving credit facility, as well as its ability to comply with the financial and other covenants applicable under its credit facility and other borrowing instruments

These and certain other factors are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2002 and, from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission.

Critical Accounting Policies

Management's discussion and analysis of its financial position and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments, assumptions and valuations that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Future reported results of operations could be impacted if the Company's estimates, judgments, assumptions or valuations made in earlier periods prove to be wrong. Management believes the critical accounting policies and areas that require the most significant estimates, judgments, assumptions or valuations used in the preparation of the Company's financial statements are as follows:

Revenue Recognition - The Company recognizes revenue as services are rendered, products are shipped, or directories are published. Within the Company's operating segments, these services include the billing of labor, material and directory assistance transactions as they are provided. In addition, the Company may provide services under long-term contracts. Revenue and costs applicable to long-term contracts, including those providing for software customization or modification, are recognized under the completed contract method, upon customer acceptances, in accordance with the AICPA Statement of Positions No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and No. 97-2, "Software Revenue Recognition" and related interpretations and amendments. The Company records provisions for estimated losses on contracts when losses become evident. Accumulated unbilled costs on contracts are carried in inventory at the lower of actual cost or estimated realizable value.

The Company, through its Shaw & Shaw subsidiary, provides professional employer organizational services ("PEO") to certain customers. The customer using these services generally transfers its entire work force or employees of a specific department or division to the Company. PEO revenue represented less than 2% of the Company's consolidated sales in the first quarters of fiscal 2003 and 2002. The Company's PEO services include payroll administration, human resource management, consulting on employee legal and regulatory compliance, providing comprehensive benefits, including retirement plans, workers' compensation coverage, loss control and risk management and certain other services. The customer has control over the day-to-day job duties of the employees. PEO revenues consist of the amounts charged to the customer by the Company for the employee's gross pay, the employer's share of related payroll taxes, workers' compensation and charges for certain other services provided by the Company, and a negotiated percentage markup of the employee's gross wages. Based on its analysis of Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the Company believes that it provides its PEO services as a principal and, therefore recognizes all amounts billed to its customers as gross revenues. PEO services revenues in the first

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued

quarter of fiscal 2003, and 2002 aggregated approximately $7.0 million and $5.7 million, respectively. The direct expenses borne by the Company are included in cost of sales. On January 27, 2003, the Company received a comment from the staff of the Securities and Exchange Commission ("SEC") questioning the Company's revenue recognition policy for Shaw & Shaw. The Company understands that its policy is in accordance with the generally prevailing practice in the PEO industry and responded to the comment. The staff of the SEC advised the Company that it believes the appropriate presentation should be to report the Company's PEO revenue net of gross payroll cost. The Company has not been able to resolve this comment to date. If the Company were deemed to be an agent in its PEO activities, the Company could be required to record its PEO revenues net of gross payroll costs component of its services; however, in such an event, there would be no effect on the Company's net income.

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

Allowance for Uncollectable Accounts - The establishment of an allowance requires the use of judgment and assumptions regarding potential losses on receivable balances. Allowances for doubtful accounts receivable are maintained based upon historical payment patterns, aging of accounts receivable and actual write-off history. The Company believes that its allowances are adequate; however, changes in the financial condition of customers could have an effect on the allowance balance required and a related charge or credit to earnings.

Long-Lived Assets - As of the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under these new rules, goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to annual testing using fair value methodology. An impairment charge is recognized for the amount, if any, by which the carrying value of an intangible asset exceeds its fair value. The Company engaged independent valuation firms, which primarily used comparable multiples of revenue and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured. An impairment charge of $31.9 million was recognized for the amount by which the carrying value of goodwill exceeded its implied fair value as of the beginning of fiscal 2002. Intangible assets with finite, measurable lives continue to be amortized over their respective useful lives.

Property, plant and equipment is recorded at cost, and depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to depreciate the cost of the assets over their estimated lives. Intangible assets, other than goodwill, and property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The fair values of the assets are based upon Company estimates of the discounted cash flows that are expected to result from the use and eventual disposition of the assets or that amount that would be realized from an immediate sale. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value. No impairment charge was recognized in the first quarter of fiscal 2003 as no events or circumstances indicated the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued

existence of impairment. Although the Company believes its estimates are appropriate, the fair value measurements of the Company's long-lived assets could be affected by using different estimates and assumptions in these valuation techniques.

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

Securitization Program - The Company accounts for the securitization of accounts receivables in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the condensed consolidated balance sheet. On April 15, 2002, under a new securitization program, the Company, through a special purpose subsidiary, sold a participation interest of $50.0 million out of an initial pool of approximately $162.0 million of receivables. In August 2002, the participation interest sold increased to $60.0 million and remained at that level as of February 2, 2003. Accordingly, the trade receivables included in the February 2, 2003 balance sheet have been reduced to reflect the $60.0 million participation interest sold and no debt was recorded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 2, 2003 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 3, 2002

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not indicative of the results which may be expected for any subsequent periods.

                                                             Three Months Ended
                                                        ----------------------------
                                                        February 2,      February 3,
                                                               2003             2002
                                                        -----------      -----------
                                                                (In thousands)
Net Sales:
Staffing Services
   Traditional Staffing                                    $287,294         $265,157
   Managed Services                                         235,935          119,452
                                                          ---------        ---------
   Total Gross Sales                                        523,229          384,609
   Less: Non-recourse Managed Services                     (221,045)        (106,766)
                                                          ---------        ---------
   Net Staffing Services Sales                              302,184          277,843
Telephone Directory                                          12,471           10,624
Telecommunications Services                                  25,857           33,070
Computer Systems                                             20,374           21,517
Elimination of intersegment sales                            (2,643)          (4,301)
                                                          ---------        ---------

Total Net Sales                                            $358,243         $338,753
                                                          =========        =========

Segment Operating Profit (Loss):
Staffing Services                                           ($1,346)         ($2,328)
Telephone Directory                                            (202)            (366)
Telecommunications Services                                    (163)          (2,966)
Computer Systems                                              2,392            2,111
                                                          ---------        ---------
Total Segment Operating Profit (Loss)                           681           (3,549)

General corporate expenses                                   (5,841)          (5,610)
                                                          ---------        ---------
Total Operating Loss                                         (5,160)          (9,159)

Interest and other income                                      (374)            (120)
Foreign exchange gain (loss)-net                                 85              (13)
Interest expense                                               (643)          (1,823)
                                                          ---------        ---------

Loss from Continuing Operations Before Income Taxes         ($6,092)        ($11,115)
                                                          =========        =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 2, 2003 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 3, 2002--Continued

Results of Operations - Summary

In the first quarter of fiscal 2003, consolidated net sales increased by $19.5 million, or 6%, to $358.2 million from the comparable period in fiscal 2002. The increase in fiscal 2003 net sales resulted primarily from a sales increase of $24.3 million in the Staffing Services segment, partially offset by a sales decrease of $7.2 million in the Telecommunications Services segment.

The Company's first quarter fiscal 2003 loss from continuing operations before income taxes was $6.1 million, compared to $11.1 million in fiscal 2002. The Company's segments accounted for $4.2 million of the $5.0 million improvement in results from continuing operations before income taxes. The Company's operating segments reported an operating profit of $0.7 million in the first quarter of fiscal 2003 compared to an operating loss of $3.5 million in the comparable quarter in fiscal 2002. Contributing to the improvement was a $2.8 million decrease in the operating loss of the Telecommunications Services segment and a $1.0 million decrease in the operating loss of the Staffing Services segment.

The Company incurred a net loss of $3.8 million and $34.3 million in the first three months of fiscal 2003 and 2002, respectively. The 2002 first fiscal quarter included a non-cash charge of $31.9 million for impairment of goodwill and a $4.3 million net gain from discontinued operations.

The first quarter results historically are the lowest of the Company's fiscal year due to reduced customer staffing requirements, the temporary closing of some customer facilities during the holiday season and the publishing schedule of the Telephone Directory segment. Also, the operating results for the quarter were adversely affected by the present economic conditions, particularly in the telecommunications and high tech industries, which account for the major portion of the Company's revenues.

Several of the Company's large customers in these industries have implemented widespread layoffs and, especially in the telecommunications industry, have significantly reduced expenditures. These factors materially adversely affected the results of the Company's Staffing Services and Telecommunications Services segments. To counteract these factors and strengthen the Company's future results, the Company has continued its cost containment programs and reorganized its Telecommunications Services segment, which have mitigated some of the above-mentioned negative effects of the economy.

Results of Operations - By Segment

Staffing Services

Sales of the Staffing Services segment increased by $24.3 million, or 9%, to $302.2 million in the first quarter of fiscal 2003, and the segment reported an operating loss of $1.3 million, compared to an operating loss of $2.3 million in the comparable quarter of fiscal 2002. The sales increase was primarily from traditional staffing in the Commercial and Light Industrial division. This division sustained a loss of $3.1 million on sales of $120.0 million during the quarter, compared to an operating loss of $4.3 million on sales of $93.7 million for the first quarter of fiscal 2002. The decrease in operating loss was the result of the sales increase with only a slight increase in the dollar amount of overhead, partially offset by a decrease in gross margin of 2.2 percentage points, due to increased

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 2, 2003 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 3, 2002--Continued

Results of Operations - By Segment--Continued

Staffing Services--Continued

competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal.

Operating profit of the Technical Placement division was $1.8 million on net sales of $182.2 million for the first quarter of fiscal 2003, compared to an operating profit of $2.0 million on net sales of $184.1 million for the first quarter of fiscal 2002. The 1% decrease in net sales was due to lower recruited business, principally in Europe, partially offset by increased VMC Consulting project management and consulting revenue. Gross sales in the division increased 38%, from $311.9 million in the first quarter of fiscal 2002 to $431.6 million in the first quarter of fiscal 2003 due to new ProcureStaff accounts. However, substantially all of ProcureStaff sales are deducted in arriving at net sales due to the use of associate vendors who have agreed to be paid subject to the receipt of the customers' payment to the Company. The decrease in operating profit for the quarter was due to the 1% decrease in net sales, accompanied by a 7% increase in overhead costs. ProcureStaff sustained an operating loss in the first quarter of fiscal 2003, due to overhead costs incurred in the implementation of several new accounts. However, VMC Consulting reported a significant increase in operating profit due to its increased revenue.

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

Telephone Directory

The Telephone Directory segment's sales increased by $1.8 million, or 17%, to $12.5 million in the fiscal 2003 first quarter, primarily in the DataNational and domestic directory operations, partially offset by a reduction in sales in Uruguay. The sales at DataNational increased by $3.7 million, or 193%, due to a change in the publication schedule of its community directories, and the sales in Uruguay decreased by $2.6 million, or 68%, due to lower printing revenue related to the economic instability in Uruguay and its neighboring countries. The segment currently has a high-margin production contract with a telecommunications company, which accounted for 10% of the segment's revenue in the first quarter of fiscal 2003, that will terminate towards the end of the fiscal year. The segment cannot determine the amount of revenue it will receive from the customer through the end of the contract or whether current revenue and profits will be replaced through existing or new customers in the future. The segment incurred an operating loss of $0.2 million in the first quarter of fiscal 2003, compared to a loss of $0.4 million in the first quarter of fiscal 2002. The decrease in operating loss was primarily due to the sales increases, partially offset by an increase in selling and overhead costs in DataNational to support the higher sales level.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 2, 2003 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 3, 2002--Continued

Results of Operations - By Segment--Continued

Telecommunications Services

The Telecommunications Services segment's sales decreased by $7.2 million, or 22%, to $25.9 million in the first quarter of fiscal 2003 from the first quarter of fiscal 2002. However, its operating loss was $0.2 million in fiscal 2003, down from an operating loss of $3.0 million in fiscal 2002. The sales reduction was due to the decline in expenditures by many of the companies in the segment's telecommunications customer base. Through cost control initiatives, overhead has been significantly reduced from the prior year's comparable quarter. During the last half of fiscal 2002, the Company announced the reorganization of the segment's operations and continues to reduce costs in an effort to permit the segment to operate profitably at lower revenue levels without impairing its ability to take advantage of opportunities when the telecommunications industry stabilizes and customers' spending increases.

Computer Systems

The Computer Systems segment's sales decreased by $1.1 million, or 5%, to $20.4 million in fiscal 2003. However, its operating profit increased to $2.4 million in fiscal 2003 from $2.1 million in fiscal 2002. The decrease in revenue in fiscal 2003 was due to a $3.3 million reduction in project revenue recognized in VoltDelta Europe, which recognized revenue of $4.2 million due to customer acceptance in the first quarter of fiscal 2002 of an operator services switching infrastructure project. This decrease in revenue was partially offset by the growth of IT services provided by the segment's Maintech division, along with the continued expansion of the segment's directory assistance business. The segment's ASP operator service business handled 112 million transactions during the first quarter of fiscal 2003, an increase of 17% over the fourth quarter of fiscal 2002. The growth in operating profit from the comparable quarter in fiscal 2002 was the result of an increase in gross margin, partially offset by an increase in overhead costs.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Selling and administrative expenses increased by $0.5 million, or 3%, to $15.9 million in fiscal 2003, although, expressed as a percentage of sales, selling and administrative expenses were 4.5% in fiscal 2003, compared to 4.6% in fiscal 2002.

Depreciation and amortization increased by $0.2 million, or 4%, to $5.7 million in fiscal 2003. The increase was due to an increase in fixed assets over last year's comparable period.

Other expense increased by $0.3 million, or 75%, to $0.6 million in the first quarter of fiscal 2003. The other expense in fiscal 2003 resulted primarily from expenses related to the Company's Securitization Program, while the other expense in fiscal 2002 resulted primarily from the Company's share of losses of its joint venture, westVista Advertising Services, which was liquidated in August 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 2, 2003 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 3, 2002--Continued

Results of Operations - Other--Continued

Interest expense decreased by $1.2 million, or 65%, to $0.6 million in the first quarter of fiscal 2003. The decrease was the result of the Company's early repayment of the remaining $30.0 million of 7.92% Senior Notes in March 2002 in contemplation of the lower cost accounts receivable Securitization Program. The Securitization Program, the costs of which are reflected in other expense (see above), also eliminated higher cost borrowings under the revolving credit facility. The Company also benefited from significantly lower borrowing levels in Uruguay.

The Company's effective tax benefit rate on its financial reporting pre-tax losses was 37.6% in fiscal 2003, compared to 39.5% in fiscal 2002. The decreased rate was attributable to higher 2003 foreign losses for which no tax benefit was provided.

The consolidated results for the first quarter of fiscal 2002 also included a net gain from discontinued operations of $4.3 million which was comprised of a $4.5 million gain, including a tax benefit of $1.7 million, on the sale of the Company's interest in the Company's former 59% owned publicly-owned subsidiary, Autologic Information International, Inc. ("Autologic"), partially offset by a loss from discontinued operations through the November 30, 2001 disposal date of $0.2 million.

In accordance with SFAS No. 142, the Company performed the first of the required impairment tests of goodwill and other intangible assets as of the beginning of fiscal 2002. At that date, the Company's goodwill, related to prior acquisitions, amounted to approximately $40.0 million. The Company's revaluation under the new accounting rules was completed during the second quarter of 2002, and a $31.9 million impairment write-down was taken, reflecting declines in the market value of the acquisitions since they were purchased. The write-down was reported as a Cumulative Effect of a Change in Accounting with the six months results of 2002, and a restatement of the first quarter 2002 results from a loss of $2.4 million to a loss $34.3 million as reflected in the financial statements.

Liquidity and Capital Resources

Cash and cash equivalents, including restricted cash of $15.3 million and $11.5 million at February 2, 2003 and November 3, 2002, respectively, increased by $17.1 million to $60.7 million in the three months ended February 2, 2003, compared to an increase of $2.6 million in the comparable fiscal 2002 quarter.

Operating activities provided $20.9 million of cash in the first three months of fiscal 2003 compared to $31.2 million in the first quarter of fiscal 2002.

Operating activities in the first quarter of fiscal 2003, exclusive of changes in operating assets and liabilities, produced $2.7 million of cash, as the Company's net loss of $3.8 million included non-cash charges primarily for depreciation and amortization of $5.7 million and accounts receivable provisions of $0.8 million. In the first quarter of fiscal 2002, operating activities, exclusive of changes in operating assets and liabilities, produced $1.2 million of cash, as the Company's net loss of $34.3 million included non-cash charges of $31.9 million for goodwill impairment, depreciation and amortization of $5.5 million and accounts receivable provisions of $1.8 million, partially offset by income from discontinued operations of $4.3 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued

Changes in operating assets and liabilities produced $18.2 million of cash in the first quarter of fiscal 2003, principally due to cash provided by decreases in the levels of accounts receivable of $34.7 million and an increase of $7.7 million in customer advances, partially offset by $23.8 million of expenditures to reduce the level of accounts payable and accrued expenses. In the first quarter of fiscal 2002, changes in operating assets and liabilities produced $30.1 million of cash, principally due to cash provided by decreases in the levels of accounts receivable of $56.0 million and an increase of $7.0 million in customer advances, partially offset by $26.2 million of expenditures to reduce the level of accounts payable and accrued expenses.

The principal factor in the $3.9 million of cash applied to investing activities in the first quarter of fiscal 2003 was expenditures of $4.2 million for property, plant and equipment. In the first quarter of fiscal 2002, the principal factor in the $21.3 million cash provided by investing activities was proceeds from the sale of Autologic of $24.2 million, partially offset by $3.0 million expended for property, plant and equipment.

Cash provided by financing activities in the first quarter of fiscal 2003 resulted from an increase of $0.3 million in bank loans. Financing activities used $49.6 million in the prior year's comparable period for the payment of bank loans.

The Company believes that its current financial position, working capital, future cash flows and credit lines are sufficient to fund its presently contemplated operations and satisfy its debt obligations.

Commitments

In fiscal 2000, the Company began development of a new web-enabled front-end system designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance and other functions in the branch offices of the Staffing Services segment. The total costs to develop and install this system are currently anticipated to be approximately $16.0 million, of which approximately $6.8 million has been incurred and capitalized to date. The Company has no other material capital commitments.

There has been no material change through February 2, 2003 in the Company's contractual cash obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2002.

Credit Lines

At February 2, 2003, the Company had credit lines with domestic and foreign banks that provide for borrowings and letters of credit up to an aggregate of $50.9 million, including a $40.0 million credit facility (the "Credit Facility") in favor of the Company and designated subsidiaries under a secured syndicated revolving credit agreement (the "Credit Agreement").

The Credit Facility of $40.0 million, which expires in April 2004, includes a $15.0 million letter of credit sub-facility. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, NA and Lloyds TSB Bank, PLC. This two-year Credit Facility, along with a three-year accounts receivable Securitization Program (see below), replaced the Company's $115.5 million credit agreement which was due to expire in September 2002. Borrowings and letters of credit under

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued

the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables, generally at the end of the fiscal month preceding a borrowing. At February 2, 2003, the borrowing base was approximately $31.7 million. Borrowings under the Credit Facility are to bear interest at various options selected by the Company at the time of each borrowing, certain of which rate options are based on a leverage ratio, as defined (as is the facility fee). Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at February 2, 2003, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 2.8% per annum. At February 2, 2003, the facility fee was 0.5% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million (the Company's consolidated tangible net worth, as defined, as of February 2, 2003 was $225.5 million); limits cash dividends and capital stock repurchases and redemptions by the Company in any one fiscal year to 25% of consolidated net income, as defined, for the prior fiscal year; requires the Company to maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. As a result of the loss sustained by the Company in fiscal 2002, the Company is currently restricted from paying dividends, and making stock repurchases and stock redemptions. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. The Company received a waiver of the interest coverage covenant relating to its fiscal quarter ended February 2, 2003 contained in the Credit Agreement since the ratio of EBIT, as defined, to interest expense, as defined, was .96 to 1.0 for the twelve months ended February 2, 2003. At February 2, 2003, the Company was in compliance with all other covenants in the Credit Agreement and believes it will be in compliance with all covenants through at least the remainder of fiscal 2003.

The Company has not borrowed under the Credit Facility since its inception in April 2002 and no borrowings are presently anticipated in the second quarter of fiscal 2003. The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers; however, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At February 2, 2003, four of those guarantors have pledged approximately $44.1 million of accounts receivable, other than those in the Securitization Program, as collateral security for their guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility. The Company has pledged all of the stock of its Volt Funding Corp. subsidiary (discussed below) as collateral security for its own obligations under the Credit Facility.

Securitization Program

Effective April 15, 2002, the Company entered into a $100.0 million three-year accounts receivable securitization program ("Securitization Program"). Under the Securitization Program, receivables related to the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued

United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $100.0 million). The Company retains the servicing responsibility for the accounts receivable. On April 15, 2002, TRFCO initially purchased from Volt Funding a participation interest of $50.0 million out of an initial pool of approximately $162.0 million of receivables. Of the $50.0 million cash paid by Volt Funding to the Company, $35.0 million was used to repay the entire outstanding principal balance under the Company's former revolving credit facility. At February 3, 2003, TRFCO had purchased from Volt Funding a participation interest of $60.0 million out of a pool of approximately $144.4 million of receivables.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued

Summary

The Company believes that its current financial position, working capital, future cash flows from operations, credit lines and accounts receivable Securitization Program are sufficient to fund its presently contemplated operations through at least the remainder of fiscal 2003 and satisfy its debt obligations.

New Accounting Pronouncements to be Effective in Fiscal 2003

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 were adopted by the Company in its consolidated financial statements for the first quarter of fiscal 2003. The adoption of SFAS No. 145 will not have a material impact on the Company's consolidated financial position or results of operations, but will require a future reclassification of the extraordinary item arising from the March 2002 early payment of the Company's Senior Notes to other income (expense) beginning in the second quarter of fiscal 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force No. 94-3. The Company's adoption of SFAS No. 146, at the beginning of fiscal 2003 does not have a material impact on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide new guidance concerning the transition when a company changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. As amended by SFAS No. 148, SFAS No. 123 will also require additional disclosure regarding such cost in annual financial statements and in condensed interim financial statements. Certain provisions of SFAS No. 148 are required to be adopted by the Company in its condensed consolidated financial statements for the second quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 148 will not have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" to provide new guidance with respect to the consolidation of all previously unconsolidated entities, including special purpose entities. The Company has no unconsolidated subsidiaries, therefore the adoption of the interpretation, required in fiscal 2003, had no impact on the Company's consolidated financial position or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:

Interest Rate Market Risk

The Company has cash and cash equivalents ($60.7 million at February 2, 2003) on which interest income is earned at variable rates. At February 2, 2003, the Company had short-term borrowings totaling $2.7 million under credit lines with various domestic and foreign banks and also had sold a participation interest of $60.0 million in accounts receivable under the Securitization Program. The interest rates on investments and borrowings and the cost of the Securitization Program, which is based, in part, on prevailing interest rates in the commercial paper market, are variable and, therefore, interest income, interest expense and the cost of the Securitization Program are affected by the general level of U.S. and foreign interest rates. Increases in interest rates would result in higher interest expense and higher securitization costs that could be substantially offset by an increase in interest income, depending upon the levels of cash and cash equivalents, borrowings and financing under the Securitization Program. The Company policy is to take actions that would mitigate risk when appropriate and available.

The Company's long-term debt of $14.4 million at February 2, 2003 consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not exposed to changes in interest rates in the near term.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At February 2, 2003, the total market value of these investments was $3.5 million, all of which were being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuate against the dollar, which may impact reported earnings. The Company attempts to reduce these risks by utilizing foreign currency contracts and borrowings to hedge the adverse impact on foreign currency net assets when the value of the dollar strengthens against the related foreign currency. At February 2, 2003, the Company had entered into foreign currency options and forward contracts in the aggregate notional amount of $9.0 million, which approximately offset its exposure in foreign currencies at that date. The Company does not believe that it is exposed to material foreign exchange market risk.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this quarterly report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit     Description
--------------------------------------------------------------------------------

4.01 Letter, dated as of March 10, 2003, to the Company from the bank lenders under the Credit Agreement, dated April 12, 2002, among the Company, Gatton Volt Consulting Group Limited as borrowers, Volt Delta Resources, Inc., Volt Information Sciences Funding, Inc., Volt Directories S.A. Ltd., DataNational, Inc., Volt Telecommunications Group, Inc. and DataNational of Georgia, Inc. as guarantors, the lenders party thereto, and JP Morgan Chase Bank, as administrative agent.

15.01 Letter from Ernst & Young LLP regarding Independent Accountants' Review Report

15.02 Letter from Ernst & Young LLP regarding Rule 436(c) of the Securities Act of 1933

99.01       Certification of Principal Executive Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.02       Certification of Principal Financial Officer pursuant to 18 U.S.C.
            section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter ended February 2, 2003

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VOLT INFORMATION SCIENCES, INC.
                                              (Registrant)


                                       BY: /s/ JACK EGAN
                                           -------------------------------------
Date: March 17, 2003                       JACK EGAN
                                           Vice President - Corporate Accounting
                                           (Principal Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 17, 2003                          /s/ William Shaw
                                        ----------------------------
                                        William Shaw
                                        Chairman of the Board,
                                        President and Principal
                                        Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 17, 2003                          /s/ James J. Groberg
                                        ----------------------------
                                        James J. Groberg
                                        Senior Vice President and
                                        Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number      Description
-------     -----------

4.01 Letter, dated as of March 10, 2003, to the Company from the bank lenders under the Credit Agreement, dated April 12, 2002, among the Company, Gatton Volt Consulting Group Limited as borrowers, Volt Delta Resources, Inc., Volt Information Sciences Funding, Inc., Volt Directories S.A. Ltd., DataNational, Inc., Volt Telecommunications Group, Inc. and DataNational of Georgia, Inc. as guarantors, the lenders party thereto, and JP Morgan Chase Bank, as administrative agent.

15.01 Letter from Ernst & Young LLP regarding Independent Accountants' Review Report

15.02 Letter from Ernst & Young LLP regarding Rule 436(c) of the Securities Act of 1933

99.01       Certification of Principal Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.02       Certification of Principal Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002