Form 10-Q
period 2003-05-04
VOLT INFORMATION SCIENCES INC
filed 2003-06-16
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Six Months Ended May 4, 2003

Or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to

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

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of June 13, 2003 was 15,217,415.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations -
         Six Months and Three Months Ended May 4, 2003 and May 5, 2002        3

         Condensed Consolidated Balance Sheets -
         May 4, 2003 and November 3, 2002                                     4

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended May 4, 2003 and May 5, 2002                         5

         Notes to Condensed Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            15

Item 3.  Qualitative and Quantitative Disclosures about Market Risk           32

Item 4.  Controls and Procedures                                              32

PART II - OTHER INFORMATION

Item 5.  Submission of Matters to a Vote of Security Holders                  33

Item 6.  Exhibits and Reports on Form 8-K                                     33

SIGNATURE                                                                     34

CERTIFICATIONS BY PRINCIPAL EXECUTIVE AND FINANCIAL OFFICERS                  35

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                Six Months Ended                  Three Months Ended
                                                         -----------------------------       -----------------------------
                                                            May 4,           May 5,            May 4,           May 5,
                                                              2003             2002(a)           2003             2002(a)
                                                         -----------       -----------       -----------       -----------
                                                                    (Dollars in thousands, except per share data)
  NET SALES                                              $   755,941       $   696,370       $   403,406       $   362,274

  COST AND EXPENSES:
  Cost of sales                                              715,024           663,994           379,018           341,676
  Selling and administrative                                  33,722            34,881            17,776            19,453
  Depreciation and amortization                               11,636            10,752             5,893             5,243
                                                         -----------       -----------       -----------       -----------
                                                             760,382           709,627           402,687           366,372
                                                         -----------       -----------       -----------       -----------

OPERATING (LOSS) PROFIT                                       (4,441)          (13,257)              719            (4,098)

OTHER INCOME (EXPENSE):
  Interest income                                                480               406               298               208
  Other expense - net--Notes A, B and E                       (1,471)           (2,196)             (915)           (1,878)
  Foreign exchange loss - net--Note J                            (90)              (61)             (175)              (48)
  Interest expense                                            (1,198)           (3,041)             (555)           (1,218)
                                                         -----------       -----------       -----------       -----------

Loss from continuing operations before income taxes           (6,720)          (18,149)             (628)           (7,034)
Income tax benefit                                             2,485             7,015               196             2,623
                                                         -----------       -----------       -----------       -----------
Loss from continuing operations                               (4,235)          (11,134)             (432)           (4,411)

Discontinued operations, net of taxes--Note H                                    4,310
Cumulative effect of a change in accounting--Note K:
   Goodwill impairment                                                         (31,927)
                                                         -----------       -----------       -----------       -----------

NET LOSS                                                     ($4,235)         ($38,751)            ($432)          ($4,411)
                                                         ===========       ===========       ===========       ===========

                                                                                  Per Share Data
                                                                                  --------------
Basic and Diluted:
  Loss from continuing operations per share                   ($0.28)           ($0.73)           ($0.03)           ($0.29)
  Gain from discontinued operations per share                                     0.28
  Cumulative effect of a change in accounting per share                          (2.10)
                                                         -----------       -----------       -----------       -----------
  Net loss per share                                          ($0.28)           ($2.55)           ($0.03)           ($0.29)
                                                         ===========       ===========       ===========       ===========

Weighted average number of shares--Note G                 15,217,415        15,215,777        15,217,415        15,215,888
                                                         ===========       ===========       ===========       ===========

(a) Pursuant to the Company's adoption of SFAS No. 145, results for the six and three months ended May 5, 2002 have been restated to give effect to the reclassification of a charge of $2.1 million ($1.3 million, net of taxes) arising from the March 2002 early payment of the Company's Senior Notes to Other Expense, previously presented as an extraordinary item.

      As previously announced, the Company has changed the method of reporting the revenues of its Professional Employee Organization ("PEO") subsidiary from gross billing to a net revenue basis. Accordingly, reported PEO revenues and related cost of sales for the six and three months ended May 5, 2002 have been reduced and restated by $9.8 million and $5.2 million, respectively, with no effect on operating profit or the net results of the Company.

     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                   May 4,       November 3,
                                                                                                     2003          2002 (a)
                                                                                              -----------       -----------
                                                                                              (Unaudited)
ASSETS                                                                                            (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents, including restricted cash of $21,399 (2003) and
      $11,458 (2002)--Note J                                                                    $  47,124         $  43,620
  Short-term investments                                                                            3,758             3,754
  Trade accounts receivable less allowances of $10,274 (2003) and $10,994 (2002)--Note B          299,616           300,670
  Inventories--Note C                                                                              33,800            29,690
  Recoverable income taxes                                                                         10,155             6,552
  Deferred income taxes                                                                             8,310             8,343
  Prepaid expenses and other assets                                                                18,187            15,212
                                                                                                ---------         ---------
TOTAL CURRENT ASSETS                                                                              420,950           407,841

Property, plant and equipment less allowances for depreciation and amortization of
    $97,917 (2003) and $87,769 (2002)--Note E                                                      87,026            89,294
Deposits and other assets                                                                           2,861             3,380
Intangible assets-net of accumulated amortization of $1,319 (2003) and $1,258
    (2002)--Note K                                                                                  9,014             9,075
                                                                                                ---------         ---------
TOTAL ASSETS                                                                                    $ 519,851         $ 509,590
                                                                                                =========         =========

CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks--Note D                                                                $   4,148         $   2,424
  Current portion of long-term debt--Note E                                                           356             1,524
  Accounts payable                                                                                156,378           154,054
  Accrued wages and commissions                                                                    39,121            39,529
  Accrued taxes other than income taxes                                                            14,938            18,525
  Other accruals                                                                                   11,973             8,276
  Customer advances and other liabilities                                                          31,137            19,009
                                                                                                ---------         ---------
TOTAL CURRENT LIABILITIES                                                                         258,051           243,341

Long-term debt--Note E                                                                             14,287            14,469
Deferred income taxes                                                                              14,602            14,743

STOCKHOLDERS' EQUITY--Notes A, B, E and F
Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
Common stock, par value $.10; Authorized--30,000,000 shares; issued--15,217,415 shares              1,522             1,522
Paid-in capital                                                                                    41,036            41,036
Retained earnings                                                                                 190,727           194,962
Accumulated comprehensive loss                                                                       (374)             (483)
                                                                                                ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                                                        232,911           237,037
                                                                                                ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 519,851         $ 509,590
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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                       Six Months Ended
                                                                                   -------------------------
                                                                                     May 4,           May 5,
                                                                                       2003             2002
                                                                                   --------         --------
                                                                                         (In thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net loss                                                                           ($ 4,235)        ($38,751)
Adjustments to reconcile net loss to cash provided by operating activities:
    Discontinued operations                                                                           (4,310)
    Loss on early payment of debt                                                                      2,093
    Cumulative effect of a change in accounting - goodwill impairment                                 31,927
    Depreciation and amortization                                                    11,636           10,752
    Equity in net loss of joint venture                                                                   10
    Accounts receivable provisions                                                    2,678            5,481
    (Gain) loss on foreign currency translation                                         (24)              28
    Deferred income tax (benefit) provision                                            (157)             558
    Loss on disposition of fixed assets                                                 114               24
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                      (1,450)          56,413
     Proceeds from securitization of accounts receivable                                              50,000
     (Increase) decrease in inventories                                              (4,110)           7,195
     Increase in prepaid expenses and other current assets                           (2,622)          (4,798)
     Decrease in other assets                                                           239            1,122
     Increase (decrease) in accounts payable                                          2,244           (2,091)
     Decrease in accrued expenses                                                      (223)         (15,771)
     Increase in customer advances and other liabilities                             12,081            8,700
     Net change in income taxes                                                      (3,603)          (9,241)
                                                                                   --------         --------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                          12,568           99,341
                                                                                   --------         --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                                     Six Months Ended
                                                                                 -------------------------
                                                                                   May 4,           May 5,
                                                                                     2003             2002
                                                                                 --------         --------
                                                                                      (In thousands)
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                                             $    502         $    577
Purchases of investments                                                             (446)            (633)
Proceeds from disposals of property, plant and equipment                               71              601
Purchases of property, plant and equipment                                         (9,475)          (6,956)
Proceeds from sale of subsidiary                                                                    24,233
Other                                                                                 (48)             (77)
                                                                                 --------         --------
NET CASH (APPLIED TO) PROVIDED BY  INVESTING ACTIVITIES                            (9,396)          17,745
                                                                                 --------         --------

CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES
Payment of long term-debt                                                          (1,350)         (33,315)
Exercise of stock options                                                                               25
Increase (decrease) notes payable to bank                                           1,856          (61,775)
                                                                                 --------         --------
NET CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES                                506          (95,065)
                                                                                 --------         --------

Effect of exchange rate changes on cash                                              (174)            (452)
                                                                                 --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           3,504           21,569

Cash and cash equivalents, including restricted cash, beginning of period          43,620           18,474
                                                                                 --------         --------

CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH END OF PERIOD               $ 47,124         $ 40,043
                                                                                 ========         ========

SUPPLEMENTAL INFORMATION
Cash paid during the period:
Interest expense                                                                 $  1,255         $  3,896
Income taxes, net of refunds                                                     $  1,390         $  4,242

     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at May 4, 2003 and consolidated results of operations for the six and three months ended May 4, 2003 and May 5, 2002 and consolidated cash flows for the six months ended May 4, 2003 and May 5, 2002. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

Pursuant to the Company's adoption of SFAS No. 145, results for the six and three months ended May 5, 2002 have been restated to give effect to the reclassification of a charge of $2.1 million ($1.3 million, net of taxes) arising from the March 2002 early payment of the Company's Senior Notes to Other Expense, previously presented as an extraordinary item (see Note E). In addition as previously announced, the Company has changed the method of reporting the revenues of its Professional Employee Organization ("PEO") subsidiary from gross billing to a net revenue basis. Accordingly, reported PEO revenues and related cost of sales for the six and three months ended May 5, 2002 have been reduced and restated by $9.8 million and $5.2 million, respectively, with no effect on operating profit or the net results of the Company.

The Company has elected to follow APB Opinion 25, "Accounting for Stock Issued to Employees," to account for its Non-Qualified Stock Option Plan under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined at the grant dates for awards under the alternative accounting method provided for in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," net loss and loss per share, on a pro forma basis, would have been:

                                                         Six Months Ended              Three Months Ended
                                                      ------------------------       -----------------------
                                                       May 4,           May 5,        May 4,          May 5,
                                                         2003             2002          2003            2002
                                                      -------         --------       -------         -------
                                                                     (Dollars in thousands)
Net loss as reported                                  ($4,235)        ($38,751)        ($432)        ($4,411)
Pro forma compensation expense, net of taxes              (98)            (181)          (44)            (84)
                                                      -------         --------       -------         -------
Pro forma net loss                                    ($4,333)        ($38,932)        ($476)        ($4,495)
                                                      =======         ========       =======         =======

Pro forma net loss per share-basic and diluted         ($0.28)          ($2.56)       ($0.03)         ($0.30)
                                                      =======         ========       =======         =======

The fair value of each option grant is estimated using the Multiple Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in fiscal 2003 and 2002, respectively: risk-free interest rates of 2.0% and 2.7%, respectively; expected volatility of .50 and ..52, respectively; an expected life of the options of five years; and no dividends. The weighted average fair value of stock options granted during fiscal years 2003 and 2002 were $5.93 and $10.59, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note A--Basis of Presentation--Continued

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" to provide new guidance with respect to the consolidation of all previously unconsolidated entities, including special purpose entities. The Company has no unconsolidated subsidiaries. However, the Company will continue to evaluate the impact of the adoption of the interpretation on the Company's consolidated financial position and results of operations.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 3, 2002. Except as discussed in this Report, the accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

Note B--Securitization Program

Effective April 15, 2002, the Company entered into a $100.0 million, three-year accounts receivable securitization program ("Securitization Program"). Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $100.0 million). The Company retains the servicing responsibility for the accounts receivable. At May 4, 2003, TRFCO had purchased from Volt Funding a participation interest of $60.0 million (increased to $70.0 million subsequent to the end of the quarter) out of a pool of approximately $169.7 million of receivables.

The Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company. Accounts receivable are only reduced to reflect the fair value of receivables actually sold. The Company entered into this arrangement as it provided a low-cost alternative to other financing.

The Securitization Program is designed to enable receivables sold by the Company to Volt Funding to constitute true sales of those receivables. As a result, the receivables are available to satisfy Volt Funding's own obligations to its own creditors before being available, through the Company's residual equity interest in Volt Funding, to satisfy the Company's creditors (subject also, as described in Note E, to the security interest that the Company has granted in the common stock of Volt Funding in favor of the lenders under the Company's Credit Facility). TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding) for any of the sold receivables.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

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

The Company incurred charges, related to the Securitzation Program, of $0.7 million and $0.4 million in the six and three months ended May 4, 2003, respectively, compared to $0.1 million in the same periods of fiscal 2002, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 2.5% and 2.8% per annum in the six-month 2003 and 2002 fiscal periods, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performs sensitivity analyses, changing various key assumptions, which also indicates the retained interest in receivables approximated fair values.

At May 4, 2003 and November 3, 2002, the Company's carrying retained interest in a revolving pool of receivables of approximately $169.7 million and $168.2 million, respectively, net of a service fee liability, was approximately $109.6 million and $108.1 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $60.0 million at May 4, 2003 and November 3, 2002. Accordingly, the trade accounts receivable included on the May 4, 2003 and November 3, 2002 condensed consolidated balance sheets have been reduced to reflect the $60.0 million participation interest sold.

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

Note C--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:

                                    May 4,    November 3,
                                      2003           2002
                                   -------    -----------
                                        (In thousands)

Staffing Services                  $     1        $    32
Telephone Directory                 14,385         11,355
Telecommunications Services         15,754         14,394
Computer Systems                     3,660          3,909
                                   -------        -------
Total                              $33,800        $29,690
                                   =======        =======

The cumulative amounts billed under service contracts at May 4, 2003 and November 3, 2002 of $3.6 million and $2.1 million, respectively, are credited against the related costs in inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Short-Term Borrowings

At May 5, 2003, the Company had total outstanding bank borrowings of $4.1 million under credit lines with domestic and foreign banks that expire at various times during fiscal 2003 unless renewed, and that provide for borrowings and letters of credit up to an aggregate of $10.8 million. Borrowings in foreign currencies provide a hedge against devaluation in foreign currency denominated assets.

Note E--Long-Term Debt

Long-term debt consists of the following:

                                         May 4,     November 3,
                                           2003           2002
                                        -------     ----------
                                            (In thousands)

Term loan (a)                           $14,643        $14,810
Note payable (b)                                         1,183
                                        -------        -------
                                         14,643         15,993
Less amounts due within one year            356          1,524
                                        -------        -------
Total long-term debt                    $14,287        $14,469
                                        =======        =======

(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on land and buildings (carrying amount at May 4, 2003, $11.3 million). The obligation is guaranteed by the Company.

(b) On February 9, 1999, the Company entered into a $5.6 million installment payment agreement to finance the purchase and support of an Enterprise Resource Planning system for internal use as an accounting and back office system, which has been capitalized and is being amortized over a five to seven-year period. The agreement provided for interest, calculated at 6%, and principal payments in five equal annual installments of $1.3 million, which began in February 1999. The final payment was made in February 2003.

During the fiscal 2002 first quarter, the Company decided to prepay the remaining $30.0 million of its 7.92% Senior Notes in lieu of seeking amendments to the agreements under which the Senior Notes were issued that would have been required in order for the Company to implement the Securitization Program discussed in Note B and that may have been required, depending upon the size of the Company's then expected first quarter loss. The Company prepaid the Senior Notes on March 5, 2002, which otherwise would have been due in installments over the next two and one-half years. The "make whole" premium paid to the holders of the Senior Notes of $2.1 million was recognized as Other Expense in the second quarter of fiscal 2002 for the early payment of that debt.

Effective April 15, 2002, the Company entered into a $40.0 million, two-year, secured, syndicated, revolving credit agreement ("Credit Agreement") which established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, N. A. and Lloyds TSB Bank PLC. Borrowings and letters of credit under the Credit Facility are

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Long-Term Debt--Continued

limited to a specified borrowing base, which is based upon the level of specified receivables, generally at the end of the fiscal month preceding a borrowing. At May 4, 2003, the borrowing base was approximately $34.6 million. Borrowings under the Credit Facility are to bear interest at various rate options selected by the Company at the time of each borrowing, certain of which rate options are based on a leverage ratio, as defined, as is the facility fee. Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at May 4, 2003, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 2.8% per annum. At May 4, 2003, the facility fee was 0.5% per annum. The Company has not borrowed, and no letters of credit have been issued, under the Credit Facility since its inception in April 2002.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million (the Company's consolidated tangible net worth as of May 4, 2003 was $225.2 million); a limitation on cash dividends and capital stock repurchases and redemptions by the Company in any one fiscal year to 25% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. As a result of the loss sustained by the Company in fiscal 2002, the Company is currently restricted from paying dividends, and making stock repurchases and stock redemptions. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At May 4, 2003, the Company was in compliance with all covenants in the Credit Agreement and believes it will be in compliance with all covenants through at least the remainder of fiscal 2003.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At May 4, 2003, four of those guarantors have pledged approximately $43.8 million of accounts receivable, other than those in the Securitization Program, as collateral security for their guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility. The Company has pledged all of the stock of Volt Funding (see Note B) as collateral security for the Company's obligations under the Credit Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note F--Stockholders' Equity

Changes in the major components of stockholders' equity for the six months ended May 4, 2003 are as follows:

                                                        Common              Paid-In                 Retained
                                                         Stock              Capital                 Earnings
                                                         -----              -------                 --------
                                                                        (In thousands)
Balance at November 3, 2002                             $1,522               $41,036                 $194,962
Net loss for the six months                                                                            (4,235)
                                                        ------               -------                 --------

Balance at May 4, 2003                                  $1,522               $41,036                 $190,727
                                                        ======               =======                 ========

Another component of stockholders' equity, the accumulated other comprehensive loss, consists of cumulative unrealized foreign currency translation losses, net of taxes, of $388,000 and $490,000 at May 4, 2003 and November 3, 2002,
respectively, and an unrealized gain, net of taxes, of $14,000 and $7,000 in marketable securities at May 4, 2003 and November 3, 2002, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive loss as follows:

                                                                Six Months Ended                    Three Months Ended
                                                         ---------------------------              -----------------------
                                                          May 4,              May 5,             May 4,            May 5,
                                                            2003                2002               2003              2002
                                                         -------            --------             ------           -------
                                                                                    (In thousands)
Net loss                                                 ($4,235)           ($38,751)             ($432)          ($4,411)
Foreign currency translation adjustments-net                 102                  70                 63                84
Unrealized gain (loss) on marketable securities-net            7                  14                 12               (14)
                                                         -------            --------              -----           -------
Total comprehensive loss                                 ($4,126)           ($38,667)             ($357)          ($4,341)
                                                         =======            ========              =====           =======

Note G--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options are excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                             Six Months Ended                       Three Months Ended
                                                       -----------------------------          -----------------------------
                                                           May 4,             May 5,              May 4,             May 5,
                                                             2003               2002                2003               2002
                                                       ----------         ----------          ----------         ----------
Denominator for basic earnings per share:
    Weighted average number of shares                  15,217,415         15,215,777          15,217,415         15,215,888

Effect of dilutive securities:
    Employee stock options
                                                       ----------         ----------          ----------         ----------

Denominator for diluted earnings per share:
    Adjusted weighted average number of shares         15,217,415         15,215,777          15,217,415         15,215,888
                                                       ==========         ==========          ==========         ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note G--Per Share Data--Continued

Due to a pre-tax loss in the six months and three months ended May 4, 2003 and May 5, 2002, none of the options to purchase 592,730 and 573,153 shares, respectively, of the Company's common stock were included in the computation of diluted earnings per share because the effect would be antidilutive.

Note H--Sale and Acquisitions of Subsidiaries and Businesses

On November 30, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), that comprised the Company's Electronic Publication and Typesetting segment, was acquired by Agfa Corporation through a tender offer for all of Autologic's outstanding shares and a subsequent merger. The Company received $24.2 million for its shares. The Company's gain on the sale of $4.5 million, including a tax benefit of $1.7 million (resulting from a taxable loss versus a gain for financial purposes), is reflected in the Company's first six months of fiscal 2002. The results of operations of Autologic have been classified as discontinued.

The following results related to Autologic are included (through the sale and disposal date of November 30, 2001) in discontinued operations for the six months ended May 5, 2002:

                                           Six Months Ended
                                             May 5, 2002
                                           ----------------
                                            (In thousands)

Revenue                                        $ 3,296
                                               =======

Loss before taxes and minority interest        ($  488)
Income tax benefit                                 153
Minority interest                                  138
                                               -------
Loss from operations                              (197)
                                               -------

Gain on disposal before tax benefit              2,761
Income tax benefit                               1,746
                                               -------
Gain on disposal                                 4,507
                                               -------

Gain from discontinued operations              $ 4,310
                                               =======

Note I--Segment Disclosures

Financial data concerning the Company's sales and segment operating profit
(loss) by reportable operating segment for the six and three months ended May 4, 2003 and May 5, 2002, included on page 19 of this Report, is an integral part of these condensed consolidated financial statements. During the six months ended May 4, 2003, consolidated assets increased by $10.3 million, primarily due to an increase in the level of inventory of the Telephone Directory and Telecommunications Services segments and increases in restricted cash and cash equivalents, recoverable income taxes and prepaid expenses and other current assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note J--Derivative Financial Instruments, Hedging and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts, foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At May 4, 2003, the Company had outstanding foreign currency option and forward contracts in the aggregate notional amount equivalent to $7.6 million, which approximated the Company's net investment in foreign operations and is accounted for as a hedge under SFAS No. 52.

Included in cash and cash equivalents at May 4, 2003 and November 3, 2002 was approximately $21.4 million and $11.5 million, respectively, restricted to cover obligations that were reflected in accounts payable at that date. These amounts primarily relate to certain contracts with customers in which the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.

Note K--Goodwill

As of the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to testing, annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, using fair value methodology. The Company engaged independent valuation firms to assist in the determination of impairment, which may have existed in the $39.8 million of goodwill recorded at the beginning of fiscal 2002. The result of testing goodwill, upon adoption of SFAS No. 142, resulted in a non-cash charge of $31.9 million, which is reported under the caption "Cumulative Effect of a Change in Accounting" in fiscal 2002. The Company completed its annual impairment tests on the remaining $9.0 million of goodwill during the second quarter of fiscal 2003 and determined the carrying value approximated fair value.

The fiscal 2002 impairment charge in the Staffing Services segment related to the Company's European Technical Placement division and the Commercial and Light Industrial division, which had been adversely affected by the economic declines in Europe and the United States, respectively. Accordingly, an impairment charge of $23.9 million (including $2.6 million, the total carrying amount of goodwill for the Commercial and Light Industrial division as of November 5, 2001) was recognized.

The fiscal 2002 impairment charge in the Company's Telephone Directory business related to its independent telephone directory publishing division ($6.9 million) of that segment, and the Company's then owned 50% interest in the westVista joint venture ($1.1 million), which also published independent directories. Due to the fact that some of the directories purchased had not performed as well as projected, an impairment charge of $8.0 million was recognized.

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

o the effect of litigation by temporary employees and government activity regarding, temporary help companies and the customers with which they do business

o variations in the rate of unemployment and higher wages sought by temporary workers in certain technical fields particularly characterized by labor shortages, which could affect the Company's ability to meet its customers' demands and the Company's profit margins

o changes in customer attitudes toward the use of outsourcing and temporary personnel

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

o the Company's ability to maintain a sufficient credit rating to enable it to continue its securitization program

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Forward-Looking Statements Disclosure--Continued

o the Company's ability to maintain its existing credit rating in order to avoid any increase in the cost of financing and any increase in fees under its revolving credit facility, as well as its ability to comply with the financial and other covenants applicable under its credit facility and other borrowing instruments

These and certain other factors are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2002 and, from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission.

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

Revenue Recognition - The Company recognizes revenue as services are rendered, products are shipped, or directories are published. Within the Company's operating segments, these services include the billing of labor, material and directory assistance transactions as they are provided. In addition, the Company may provide services under long-term contracts. Revenue and costs applicable to long-term contracts, including those providing for software customization or modification, are recognized under the completed contract method, upon customer acceptance, in accordance with the AICPA Statement of Positions No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and No. 97-2, "Software Revenue Recognition" and related interpretations and amendments. The Company records provisions for estimated losses on contracts when losses become evident. Accumulated unbilled costs on contracts are carried in inventory at the lower of actual cost or estimated realizable value.

On April 1, 2003, the Company issued a press release stating that it would change the method of reporting the revenues of its Professional Employee Organization ("PEO") subsidiary, Shaw & Shaw, Inc., which historically accounted for approximately 2% of the Company's revenues, from gross billing to a net revenue basis based on the PEO industry's interpretation of Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." The change in reporting, which is reflected in all current and prior periods, resulted in a reduction in both reported PEO revenues and related costs of sales, with no effect on the Company's operating results.

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

Critical Accounting Policies - Continued

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

Long-Lived Assets - As of the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under these new rules, goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to annual testing using fair value methodology. An impairment charge is recognized for the amount, if any, by which the carrying value of an intangible asset exceeds its fair value. The Company engaged independent valuation firms, which primarily used comparable multiples of revenue and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured. An impairment charge of $31.9 million was recognized for the amount by which the carrying value of goodwill exceeded its implied fair value as of the beginning of fiscal 2002. The Company completed its annual impairment tests on the remaining $9.0 million of goodwill during the second quarter of fiscal 2003 and determined the carrying value approximated fair value. Intangible assets with finite, measurable lives continue to be amortized over their respective useful lives.

Property, plant and equipment is recorded at cost, and depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to depreciate the cost of the assets over their estimated lives. Intangible assets, other than goodwill, and property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The fair values of the assets are based upon Company estimates of the discounted cash flows that are expected to result from the use and eventual disposition of the assets or that amount that would be realized from an immediate sale. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value. No impairment charge was recognized in the first half of fiscal 2003 as no events or circumstances indicated the existence of impairment. Although the Company believes its estimates are appropriate, the fair value measurements of the Company's long-lived assets could be affected by using different estimates and assumptions in these valuation techniques.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies - Continued

Securitization Program - The Company accounts for the securitization of accounts receivables in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the condensed consolidated balance sheet. On April 15, 2002, under a new securitization program, the Company, through a special purpose subsidiary, sold a participation interest of $50.0 million out of an initial pool of approximately $162.0 million of receivables. In August 2002, the participation interest sold increased to $60.0 million and remained at that level as of May 4, 2003. Accordingly, the trade receivables included in the May 4, 2003 balance sheet have been reduced to reflect the $60.0 million participation interest sold and no debt was recorded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Results of Operations

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not indicative of the results which may be expected for any subsequent periods.

                                                                  Six Months Ended                    Three Months Ended
                                                           -----------------------------         ---------------------------
                                                                May 4,            May 5,            May 4,            May 5,
                                                                  2003              2002              2003              2002
                                                           -----------         ---------         ---------         ---------
Net Sales:                                                                          (In thousands)
Staffing Services
   Traditional Staffing (a)                                $   599,211         $ 543,007         $ 317,625         $ 282,507
   Managed Services                                            500,853           273,921           264,918           154,469
                                                           -----------         ---------         ---------         ---------
   Total Gross Sales (a)                                     1,100,064           816,928           582,543           436,976
   Less: Non-Recourse Managed Services                        (464,029)         (244,428)         (242,984)         (137,662)
                                                           -----------         ---------         ---------         ---------
   Net Staffing Services (a)                                   636,035           572,500           339,559           299,314
Telephone Directory                                             27,424            31,103            14,953            20,479
Telecommunications Services                                     55,490            60,603            29,633            27,533
Computer Systems                                                42,071            39,685            21,697            18,168
Elimination of inter-segment sales                              (5,079)           (7,521)           (2,436)           (3,220)
                                                           -----------         ---------         ---------         ---------

Total Net Sales (a)                                        $   755,941         $ 696,370         $ 403,406         $ 362,274
                                                           ===========         =========         =========         =========

Segment Operating Profit (Loss):
Staffing Services                                          $     3,534         $   3,145         $   4,880         $   5,473
Telephone Directory                                                456              (876)              658              (510)
Telecommunications Services                                     (1,053)           (8,034)             (890)           (5,068)
Computer Systems                                                 5,574             3,965             3,182             1,854
                                                           -----------         ---------         ---------         ---------
Total Segment Operating Profit (Loss)                            8,511            (1,800)            7,830             1,749

General corporate expenses                                     (12,952)          (11,457)           (7,111)           (5,847)
                                                           -----------         ---------         ---------         ---------
Total Operating (Loss) Profit                                   (4,441)          (13,257)              719            (4,098)

Interest income and other expense (b)                             (991)           (1,790)             (617)           (1,670)
Foreign exchange loss-net                                          (90)              (61)             (175)              (48)
Interest expense                                                (1,198)           (3,041)             (555)           (1,218)
                                                           -----------         ---------         ---------         ---------

Loss from Continuing Operations Before Income Taxes        ($    6,720)        ($ 18,149)        ($    628)        ($  7,034)
                                                           ===========         =========         =========         =========

(a) As previously announced, the Company has changed the method of reporting the revenues of its Professional Employee Organization ("PEO") subsidiary from gross billing to a net billing basis. Accordingly, reported PEO revenues and related cost of sales for the six and three months ended May 5, 2002 have been reduced and restated by $9.8 million and $5.2 million, respectively, with no effect on operating profit or the net results of the Company.

(b) Pursuant to the Company's adoption of SFAS No. 145, results for the six and three months ended May 5, 2002 have been restated to give effect to the reclassification of a charge of $2.1 million ($1.3 million, net of taxes) arising from the March 2002 early payment of the Company's 7.92% $30 million Senior Notes to Other Expense, previously presented as an extraordinary item.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 4, 2003 COMPARED
TO THE SIX MONTHS ENDED MAY 5, 2002

Results of Operations - Summary

In the six-month period of fiscal 2003, consolidated net sales increased by $59.6 million, or 9%, to $755.9 million, from the comparable period in fiscal 2002. The increase in fiscal 2003 net sales resulted primarily from a $63.5 million increase in sales in the Staffing Services segment.

The Company's six-month fiscal 2003 loss from continuing operations before income taxes was $6.7 million compared to a loss of $18.1 million in the first six months of fiscal 2002. The Company's segments accounted for $10.3 million of the $11.4 million improvement in results. The Company's operating segments reported an operating profit of $8.5 million for the first six months of fiscal 2003 compared to an operating loss of $1.8 million in the comparable fiscal 2002 period. Contributing to the improvement was a $7.0 million decrease in operating loss sustained by the Telecommunications Services segment and increases in operating profit reported by the Computer Systems, Telephone Directory and Staffing Services segments of $1.6 million, $1.3 million and $0.4 million, respectively. In addition, results from continuing operations for the six months of fiscal 2002 included a $2.1 million charge, reported as other expense, for the early payment of the remaining $30.0 million outstanding Company's 7.92% Senior Notes.

The net loss for the first six months of fiscal 2003 was $4.2 million compared to a net loss of $38.8 million in the prior year first six-month period. The consolidated results for the six-month period of fiscal 2002 included a non-cash charge of $31.9 million for impairment of goodwill and a $4.3 million net gain from discontinued operations.

The results for the first six months are historically lower than the second half due to reduced customer staffing requirements, the temporary closing of some customer facilities during the holiday season, higher payroll taxes and the publishing schedule of the Telephone Directory segment. Also, the operating results for the six months were adversely affected by economic conditions, particularly in the telecommunications and high tech industries, which account for the major portion of the Company's revenues.

Several of the Company's large customers in these industries have implemented widespread layoffs and, especially in the telecommunications industry, have significantly reduced expenditures. These factors adversely affected the results of the Company's Staffing Services and Telecommunications Services segments. To counteract these factors and strengthen the Company's future results, the Company has continued its cost containment programs and reorganized its Telecommunications Services segment, which have mitigated some of the above-mentioned negative effects of the economy.

Results of Operations - By Segment

Staffing Services

Sales of the Staffing Services segment increased by $63.5 million, or 11%, to $636.0 million in the six-month period of fiscal 2003 and the segment reported an operating profit of $3.5 million compared to $3.1 million in the first six months of fiscal 2002. The sales increase was primarily from traditional staffing in the Commercial and Light Industrial division.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 4, 2003 COMPARED
TO THE SIX MONTHS ENDED MAY 5, 2002--Continued

Results of Operations - By Segment--Continued

Staffing Services--Continued

The Commercial Light and Industrial division sustained a loss of $5.9 million on sales of $237.6 million in the first half of fiscal 2003 compared to an operating loss of $7.2 million on sales of $186.9 million in the prior year comparable period. The decrease in operating loss was the result of the sales increase, partially offset by a decrease in gross margin of 2.3 percentage points, due to higher taxes and workers compensation rates, increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal.

The Technical Placement division reported an operating profit of $9.4 million on net sales of $398.4 million for the six months of fiscal 2003 compared with an operating profit of $10.3 million on net sales of $385.6 million in the prior year six-month period. The 3% increase in net sales was primarily due to increased VMC Consulting project management and consulting revenue. Gross sales in the Technical Placement division increased 36% from $677.9 million in the first six months of fiscal 2002 to $921.1 million in the first six months of fiscal 2003 due to new ProcureStaff accounts. However, substantially all of ProcureStaff sales are deducted in arriving at net sales due to the use of associate vendors who have agreed to be paid subject to the receipt of the customers' payment to the Company. The decrease in operating profit for the period was the result of a decrease in gross margin for traditional staffing of
0.9 percentage points and higher overhead costs, due to on-going development of new products and the implementation of new ProcureStaff accounts as well as the increased business of VMC Consulting. ProcureStaff sustained an increased operating loss in the first six months of fiscal 2003 due to the higher costs. However, VMC Consulting reported a significant increase in operating profit due to its increased revenue.

While the segment is committed to continued cost controls designed to increase profitability for fiscal 2003, a return to substantially higher profit levels is likely to depend on the timing and strength of a general economic recovery. The Company expects that high unemployment and the need for state and local governments to align their revenues with expenditures will result in continued pressures on margins as jurisdictions increase payroll and various other taxes. Although the markets for the segment's services include a broad range of industries throughout the United States and Europe, general economic difficulties in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of the segment.

Telephone Directory

The Telephone Directory segment's sales decreased by $3.7 million, or 12%, to $27.4 million in the first half of fiscal 2003; however, it reported an operating profit of $0.5 million in the six month period of fiscal 2003 compared with an operating loss of $0.9 million in the comparable fiscal 2002 period. The decrease in sales was due to a $3.5 million decrease in Uruguay's printing revenue related to the economic instability in Uruguay and its neighboring countries and a $0.9 million decrease in production revenue primarily due to the previously reported loss of a contract with a telecommunications company, which will terminate towards the end of the fiscal year, partially offset by a $1.3 million increase in independent directory and toll-free directory publishing sales. The improvement in operating results was the result of a $2.1 million increase in sales in the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 4, 2003 COMPARED
TO THE SIX MONTHS ENDED MAY 5, 2002--Continued

Results of Operations - By Segment--Continued

Telephone Directory--Continued

DataNational operation due to a change in the publication schedule of its community directories and a 15% decrease in overhead costs throughout the segment, primarily due to a cost reductions and lower bad debt expense as a result of a more stringent credit policy. Historically, the segment has produced most of its profits in the third and fourth quarters of the fiscal year.

Telecommunications Services

The Telecommunications Services segment's sales decreased by $5.1 million, or 8%, to $55.5 million in the first six months of fiscal 2003; however, its operating loss decreased by $7.0 million to a loss of $1.0 million in the first six months of fiscal 2003 from a loss of $8.0 million in the comparable fiscal 2002 period. The sales reduction was due to the decline in expenditures by many of the companies in the segment's telecommunications customer base. The decrease in operating loss was achieved by increased gross margins of 3.2 percentage points and a reduction of overhead costs by 28%. Overhead costs were significantly reduced from the prior year's comparable period through cost control initiatives and the reorganization of the segment's operations during the last half of fiscal 2002.

Computer Systems

The Computer Systems segment's sales increased by $2.4 million, or 6%, to $42.1 million in the first half of fiscal 2003 and its operating profit increased by $1.6 million, or 41%, to $5.6 million. The increase in revenue was due to the continued expansion of the segment's directory assistance out-sourcing business and growth of IT services provided by the segment's Maintech division, partially offset by a reduction in European project revenue. The growth in operating profit from the comparable period in fiscal 2002 was the result of the increase in sales and a decrease in overhead costs.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the six-month periods were:

Selling and administrative expenses decreased by $1.2 million, or 3%, to $33.7 million in the first six months of fiscal 2003 from the comparable fiscal 2002 period as a result of reduced overhead costs in the operating segments (see discussion by segment above), partially offset by increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks. Selling and administrative expenses, expressed as a percentage of sales, were 4.5% in the six-month period of fiscal 2003 and 5.0% in the comparable fiscal 2002 period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 4, 2003 COMPARED
TO THE SIX MONTHS ENDED MAY 5, 2002--Continued

Results of Operations - Other--Continued

Depreciation and amortization increased by $0.9 million, or 8%, to $11.6 million in the first six months of fiscal 2003. The increase was attributable to an increase in fixed assets over last year's comparable period.

Other Expense decreased by $0.7 million, or 33%, from $2.2 million in the first six months of fiscal 2002 to $1.5 million in the first six months of fiscal 2003. The fiscal 2003 six month expense is primarily the result of costs related to the Company's Securitization Program, which began in April 2002 and significantly reduced interest expense, as well as other sundry expenses, while the fiscal 2002 expense was the result of a $2.1 million charge for the early payment of the Company's remaining $30.0 million outstanding Senior Notes.

Interest expense decreased by $1.8 million, or 61%, to $1.2 million in the first six months of fiscal 2003. The decrease was the result of lower borrowings under the Company's credit facilities and the early repayment of the remaining $30.0 million of 7.92% Senior Notes in March 2002 in contemplation of the lower cost accounts receivable Securitization Program. The Securitization Program, the costs of which are reflected in Other Expense (see above), also eliminated higher cost borrowings under the revolving credit facility. The Company also benefited from significantly lower borrowing levels in Uruguay.

The Company's effective tax benefit rate on its financial reporting pre-tax losses was 37.0% in the first six months of fiscal 2003 compared to an effective tax rate benefit of 38.7% in fiscal 2002. The decreased rate was attributable to higher 2003 foreign losses for which no tax benefit was provided.

The consolidated results for the first quarter of fiscal 2002 also included a net gain from discontinued operations of $4.3 million which was comprised of a $4.5 million gain, including a tax benefit of $1.7 million, on the sale of the Company's interest in the Company's former 59% owned publicly-owned subsidiary, Autologic Information International, Inc., partially offset by a loss from discontinued operations through the November 30, 2001 disposal date of $0.2 million.

In accordance with SFAS No. 142, the Company performed the first of the required impairment tests of goodwill and other intangible assets as of the beginning of fiscal 2002. At that date, the Company's goodwill, related to prior acquisitions, amounted to approximately $40.0 million. The Company's revaluation under the new accounting rules was completed during the second quarter of 2002, and a $31.9 million impairment write-down was taken, reflecting declines in the market value of the acquisitions since they were purchased. The write-down was reported as a Cumulative Effect of a Change in Accounting. The Company completed its annual impairment tests on the remaining $9.0 million of goodwill during the second quarter of fiscal 2003 and determined the carrying value approximated fair value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 4, 2003 COMPARED
TO THE THREE MONTHS ENDED MAY 5, 2002

Results of Operations - Summary

In the second quarter of fiscal 2003, consolidated net sales increased by $41.1 million, or 11%, to $403.4 million from the comparable period in fiscal 2002. The increase in fiscal 2003 net sales resulted primarily from a $40.2 million increase in sales in the Staffing Services segment, a $3.5 million increase in the Computer Systems segment and a $2.1 million increase in the Telecommunications Services segment, partially offset by a $5.5 million decrease reported by the Telephone Directory segment.

The Company's second quarter fiscal 2003 loss from continuing operations before income taxes was $0.6 million, compared to $7.0 million in fiscal 2002. The Company's operating segments reported an operating profit of $7.8 million in the second quarter of fiscal 2003 compared to $1.7 million in the fiscal 2002 second quarter. The increase in segment operating profit was primarily the result of a $4.2 million decrease in operating loss reported by the Telecommunications Services segment; a $1.3 million increase in operating profit by the Computer Systems segment; an operating profit of $0.7 million in the second quarter of fiscal 2003 compared with an operating loss of $0.5 million in the second quarter of fiscal 2002 reported by the Telephone Directory segment; partially offset by a $0.6 million decrease in operating profit reported by the Staffing Services segment. Non-recurring items affecting results from continuing operations for the second quarter of fiscal 2002 included a $2.1 million charge, reported as Other Expense, for the early payment of the Company's remaining $30.0 million outstanding 7.92% Senior Notes.

The Company incurred a net loss of $0.4 million in the second quarter of fiscal 2003 compared to a net loss of $4.4 million in the second quarter of 2002.

Results of Operations - By Segment

Staffing Services

Sales of the Staffing Services segment increased by $40.2 million, or 13%, to $339.6 million in the second quarter of fiscal 2003 while the segment reported an operating profit of $4.9 million compared to $5.5 million in the second quarter of fiscal 2002. The sales increase was primarily from traditional staffing in the Commercial and Light Industrial division and the VMC Consulting and ProcureStaff businesses of the Technical Placement division.

The Commercial Light & Industrial division sustained an operating loss of $2.8 million in both the second quarters of fiscal 2003 and 2002 on sales of $123.3 million and $97.8 million, respectively. The comparable operating loss, despite the increased revenue, was the result of a decrease in gross margin of 2.3 percentage points, due to higher tax and workers compensation rates, increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal, and a slight increase in the dollar amount of overhead.

The Technical Placement division reported an operating profit of $7.7 million on net sales of $216.2 million for the second quarter of fiscal 2003 compared with an operating profit of $8.3 million on net sales of $201.5

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 4, 2003 COMPARED
TO THE THREE MONTHS ENDED MAY 5, 2002--Continued

Results of Operations - By Segment--Continued

Staffing Services--Continued

million in the prior year's second quarter. The 7% increase in net sales was primarily due to increases in the ProcureStaff and VMC Consulting businesses. Gross sales in the Technical Placement division increased 34% from $366.0 million in the second quarter of fiscal 2002 to $489.4 million in the second quarter of fiscal 2003 due to new ProcureStaff accounts. However, substantially all of ProcureStaff sales are deducted in arriving a net sales due to the use of associate vendors who have agreed to be paid subject to the receipt of the customers' payment to the Company. The decrease in operating profit for the period was the result of a decrease in gross margin for traditional staffing of
0.9 percentage points and higher overhead costs, due to on-going development of new products and the implementation of new ProcureStaff accounts, as well as the increased business of VMC Consulting. ProcureStaff sustained an operating loss in the second quarter of fiscal 2003, due to the higher costs. However, VMC Consulting reported a significant increase in operating profit due to its increased revenue.

Telephone Directory

The Telephone Directory segment's sales decreased by $5.5 million, or 27%, to $15.0 million in the fiscal 2003 second quarter; however, it reported an operating profit of $0.7 million in the second quarter of fiscal 2003 compared with an operating loss of $0.5 million in the second quarter of fiscal 2002. The decrease in sales was primarily due to decreases in independent directory and toll-free directory publishing sales due to a change in the publishing schedule of its community directories, lower printing sales in Uruguay and lower production sales primarily due to the previously reported loss of a contract with a telecommunications company, which will terminate towards the end of the fiscal year. Despite the decline in revenue, increases in gross margin of 7.5 percentage points and a significant reduction in overhead and bad debt expense enabled the segment to have an operating profit for the second quarter of fiscal 2003.

Telecommunications Services

The Telecommunications Services segment's sales increased by $2.1 million, or 8%, to $29.6 million in the second quarter of fiscal 2003, and it sustained an operating loss of $0.9 million compared with an operating loss of $5.1 million in the fiscal 2002 second quarter. The increase in sales was primarily attributable to a $1.3 million increase in the Construction and Engineering division. The significant decrease in operating loss was the result of the increase in revenue, a 5.6 percentage point increase in gross margin and an 18% decrease in overhead costs.

Computer Systems

The Computer Systems segment's sales increased by $3.5 million, or 19%, to $21.7 million in the fiscal 2003 second quarter and its operating profit increased by $1.3 million, or 72%, to $3.2 million. The increase in sales was due to the expansion in sales in the segment's directory assistance business of $1.7 million and project revenue of $1.9 million due to customer acceptance of systems in both the United States and Europe. The growth in operating profit is the result of the increased sales partially offset by slightly lower gross margin percentages.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 4, 2003 COMPARED
TO THE THREE MONTHS ENDED MAY 5, 2002--Continued

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Selling and administrative expenses decreased by $1.7 million, or 9%, to $17.8 million in the second quarter of fiscal 2003 from the comparable period in fiscal 2002 as a result of reduced overhead costs in the operating segments (see discussion by segment above), partially offset by increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks. Selling and administrative expenses, expressed as a percentage of sales, were 4.4% in the second quarter of fiscal 2003 and 5.4% in the comparable fiscal 2002 period.

Depreciation and amortization increased by $0.7 million, or 12%, to $5.9 million in the fiscal 2003 second quarter. The increase was attributable to increases in fixed assets over last year's comparable period.

Other Expense of $0.9 million in the second quarter of fiscal 2003 million resulted primarily from expenses related to the Company's Securitization Program, which began in April 2002 and significantly reduced interest expense, as well as other sundry expenses. Other expense in the second quarter of fiscal 2002 of $1.9 million was primarily due to a $2.1 million charge for the early payment of the Company's Senior Notes, partially offset by the Company's share of earnings of its joint venture, westVista Advertising Services, which was liquidated in August 2002.

The foreign exchange loss in the second quarter of fiscal 2003 was $0.2 million compared to a foreign exchange loss of $48,000 in fiscal 2002. The increased loss was the result of unfavorable currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, the Company utilizes foreign currency option and forward contracts, when required, that generally settle on the last weekday of each quarter.

Interest expense decreased by $0.7 million, or 54%, to $0.6 million in the second quarter of fiscal 2003. The decrease was the result of lower borrowings under the Company's credit facilities and the early repayment of the remaining $30.0 million of 7.92% Senior Notes in March 2002 in contemplation of the lower cost accounts receivable Securitization Program. The Securitization Program, the costs of which are reflected in Other Expense (see above), also eliminated higher cost borrowings under the revolving credit facility. The Company also benefited from significantly lower borrowing levels in Uruguay.

The Company's effective tax benefit rate on its financial reporting pre-tax losses was 31.2% in the second quarter of fiscal 2003 compared to an effective tax rate benefit of 37.3% in fiscal 2002. The decreased rate was attributable to higher 2003 foreign losses for which no tax benefit was provided.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources

Cash and cash equivalents, including restricted cash held in escrow for ProcureStaff and Viewtech clients of $21.4 million and $11.5 million at May 4, 2003 and November 3, 2002, respectively, increased by $3.5 million to $47.1 million in the six months ended May 4, 2003. Unrestricted cash and cash equivalents decreased to $25.7 million at May 4, 2003 from $32.2 million at November 3, 2002 resulting from increased working capital requirements.

Operating activities provided $12.6 million of cash in the first half of fiscal 2003 compared to $99.3 million in the first half of fiscal 2002. The first half of fiscal 2002 included cash generated by decreases in the levels of accounts receivable of $56.4 million and proceeds from the Company's Securitization Program of $50.0 million.

Operating activities in the first six months of fiscal 2003, exclusive of changes in operating assets and liabilities, produced $10.0 million of cash, as the Company's net loss of $4.2 million included non-cash charges primarily for depreciation and amortization of $11.6 million and accounts receivable provisions of $2.7 million. In the first half of fiscal 2002, operating activities, exclusive of changes in operating assets and liabilities, produced $7.8 million of cash, as the Company's net loss of $38.8 million included non-cash charges of $31.9 million for goodwill impairment, depreciation and amortization of $10.8 million, accounts receivable provisions of $5.5 million and a $2.1 million charge for the early payment of the Company's Senior Notes, partially offset by income from discontinued operations of $4.3 million.

Changes in operating assets and liabilities produced $2.6 million of cash in the first half of fiscal 2003, principally due to cash provided by increases in customer advances and other liabilities of $12.1 million, partially offset by $4.1 million increase in the level of inventory and a $3.6 million reduction in net income taxes. In the first half of fiscal 2002, changes in operating assets and liabilities produced $91.5 million of cash, net, principally due to cash provided by decreases in the levels of accounts receivable of $56.4 million and inventory of $7.2 million, proceeds from the new securitization program of $50.0 million and an increase of $8.7 million in customer advances, partially offset by a $17.9 million reduction of accounts payable and accrued expenses and a $9.2 million reduction in net income taxes.

The principal factor in the $9.4 million of cash applied to investing activities for the first six months of fiscal 2003 was expenditures of $9.5 million for property plant and equipment. In the first six months of fiscal 2002, the primary factor in the cash provided by investing activities was the proceeds received from the sale of Autologic of $24.2 million, partially offset by the expenditure of $7.0 million for property, plant and equipment.

Cash provided by financing activities in the first six months of fiscal 2003 resulted from an increase of $1.9 million in bank loans, substantially offset by $1.4 million in payment of long-term debt. Financing activities used $95.1 million in the prior year's comparable period for the payment of $61.8 million in bank loans and a $33.3 million payment of debt, including the early payment of the $30.0 million outstanding of Senior Notes.

Commitments

In fiscal 2000, the Company began development of a new web-enabled front-end system designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance and other functions in the branch offices of the Staffing Services segment. The total costs to develop and install this system are currently anticipated to be approximately $16.0 million, of which approximately $7.0 million has been incurred and capitalized to date. The Company has no other material capital commitments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital--Continued

There has been no material change through May 4, 2003 in the Company's contractual cash obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2002.

Credit Lines

At May 4, 2003, the Company had credit lines with domestic and foreign banks that provide for borrowings and letters of credit up to an aggregate of $50.8 million, including a $40.0 million credit facility (the "Credit Facility") in favor of the Company and designated subsidiaries under a secured syndicated revolving credit agreement (the "Credit Agreement").

The Credit Facility of $40.0 million, which is scheduled to expire in April 2004, includes a $15.0 million letter of credit sub-facility. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, NA and Lloyds TSB Bank, PLC. This two-year Credit Facility, along with a three-year accounts receivable Securitization Program (see below), replaced the Company's $115.5 million credit agreement which was due to expire in September 2002. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables, generally at the end of the fiscal month preceding a borrowing. At May 4, 2003, the borrowing base was approximately $34.6 million. Borrowings under the Credit Facility are to bear interest at various options selected by the Company at the time of each borrowing, certain of which rate options are based on a leverage ratio, as defined, as is the facility fee. Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at May 4, 2003, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 2.8% per annum. At May 4, 2003, the facility fee was 0.5% per annum. The Company has not borrowed, and no letters of credit have been issued, under the Credit Facility since its inception in April 2002.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million (the Company's consolidated tangible net worth, as defined, as of May 4, 2003 was $225.2 million); a limitation on cash dividends and capital stock repurchases and redemptions by the Company in any one fiscal year to 25% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. As a result of the loss sustained by the Company in fiscal 2002, the Company is currently restricted from paying dividends, and making stock repurchases and stock redemptions. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At May 4, 2003, the Company was in compliance with all covenants in the Credit Agreement and believes it will be in compliance with all covenants through the remainder of fiscal 2003.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital--Continued

severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At May 4, 2003, four of those guarantors have pledged approximately $43.8 million of accounts receivable, other than those in the Securitization Program, as collateral security for their guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility. The Company has pledged all of the stock of its Volt Funding Corp. subsidiary (discussed below) as collateral security for its own obligations under the Credit Facility.

Securitization Program

Effective April 15, 2002, the Company entered into a $100.0 million three-year accounts receivable securitization program ("Securitization Program"). Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $100.0 million). The Company retains the servicing responsibility for the accounts receivable. On April 15, 2002, TRFCO initially purchased from Volt Funding a participation interest of $50.0 million out of an initial pool of approximately $162.0 million of receivables. Of the $50.0 million cash paid by Volt Funding to the Company, $35.0 million was used to repay the entire outstanding principal balance under the Company's former revolving credit facility. At May 4, 2003, TRFCO had purchased from Volt Funding a participation interest of $60.0 million (increased to $70.0 million subsequent to the end of the quarter) out of a pool of approximately $169.7 million of receivables.

The Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company, with accounts receivable only reduced to reflect the fair value of receivables actually sold. The Company entered into this arrangement as it provided a low-cost alternative to other forms of financing.

The Securitization Program is designed to enable receivables sold by the Company to Volt Funding to constitute true sales of those receivables. As a result, the receivables are available to satisfy Volt Funding's own obligations to its own creditors before being available, through the Company's residual equity interest in Volt Funding, to satisfy the Company's creditors (subject also, as described above, to the security interest that the Company has granted in the common stock of Volt Funding in favor of the lenders under the Company's Credit Facility). TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding) for any of the sold receivables.

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

Summary

The Company believes that its current financial position, working capital, future cash flows from operations, credit lines and accounts receivable Securitization Program are sufficient to fund its presently contemplated operations through the remainder of fiscal 2003 and satisfy its debt obligations.

New Accounting Pronouncements to be Effective in Fiscal 2003

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 were adopted by the Company in its consolidated financial statements for the first quarter of fiscal 2003. The adoption of SFAS No. 145 will not have a material impact on the Company's consolidated financial position or results of operations, but required a reclassification of the extraordinary item arising from the March 2002 early payment of the Company's Senior Notes to Other Expense in the second quarter of fiscal 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force No. 94-3. The Company's adoption of SFAS No. 146 at the beginning of fiscal 2003 did not have a material impact on the Company's consolidated financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide new guidance concerning the transition when a company changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding such cost in annual financial statements and in condensed interim financial statements. As required, certain provisions of SFAS No. 148 were adopted by the Company in the condensed consolidated financial statements for the second quarter of fiscal 2003 included in this Report (see Note A of Notes to Condensed Consolidated Financial Statements). The Company believes that the adoption of SFAS No. 148 will not have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" to provide new guidance with respect to the consolidation of all previously unconsolidated entities, including special purpose entities. The Company has no unconsolidated subsidiaries. However, the Company continues to evaluate the impact of the adoption of the interpretation on the Company's consolidated financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," to amend and clarify financial accounting and improve reporting for derivative instruments and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:

Interest Rate Market Risk

The Company has cash and cash equivalents ($47.1 million at May 4, 2003) on which interest income is earned at variable rates. At May 4, 2003, the Company had short-term borrowings totaling $4.1 million under credit lines with various domestic and foreign banks and also had sold a participation interest of $60.0 million (increased to $70.0 million on May 14, 2003) in accounts receivable under the Securitization Program. The interest rates on investments and borrowings and the cost of the Securitization Program, the latter of which is based, in part, on prevailing interest rates in the commercial paper market, are variable and, therefore, interest income, interest expense and the cost of the Securitization Program are affected by the general level of U.S. and foreign interest rates. Increases in interest rates would result in higher interest expense and higher securitization costs that could be substantially offset by an increase in interest income, depending upon the levels of cash and cash equivalents, borrowings and financing under the Securitization Program. The Company's policy is to take actions that would mitigate risk when appropriate and available.

The Company's long-term debt of $14.3 million at May 4, 2003 consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not exposed to changes in interest rates in the near term.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At May 4, 2003, the total market value of these investments was $3.8 million, all of which were being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuate against the dollar, which may impact reported earnings. The Company attempts to reduce these risks by utilizing foreign currency contracts and borrowings to hedge the adverse impact on foreign currency net assets when the value of the dollar strengthens against the related foreign currency. At May 4, 2003, the Company had entered into foreign currency options and forward contracts in the aggregate notional amount of $7.4 million, which approximately offset the Company's exposure in foreign currencies at that date. As a result, the Company does not believe that it is exposed to material foreign exchange market risk.

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

PART II - OTHER INFORMATION

ITEM 5 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2003 Annual Meeting of shareholders held on April 11, 2003, shareholders:

      (a) elected the following to serve as Class II directors of the Company to serve until the 2005 Annual Meeting of the shareholders by the following votes:

                                             For                   Vote Withheld
                                             ---                   -------------
               William Shaw              13,086,640                   637,452
               Jerome Shaw               13,087,447                   636,645
               James J. Groberg          13,163,490                   560,602
               William H. Turner         13,550,378                   173,714

      (b) ratified the action of the Board of Directors in appointing Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending November 2, 2003 by the following vote:

                    For                   Against                   Abstain
                    ---                   -------                   -------
               13,640,955                  57,765                   25,372

There were no broker non-votes on either of the matters voted upon.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit     Description
-------     -----------

15.01 Letter from Ernst & Young LLP regarding Independent Accountants' Review Report

15.02 Letter from Ernst & Young LLP regarding Rule 436(c) of the Securities Act of 1933

99.01       Certification of Principal Executive Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.02       Certification of Principal Financial Officer pursuant to 18 U.S.C.
            section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

During the quarter ended May 4, 2003, the Company filed a Report on Form 8-K dated April 1, 2003 (date of earliest event reported) reporting under Item 5, Other Events and Item 7, Financial Statements and Exhibits. No financial statements were filed with this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VOLT INFORMATION SCIENCES, INC.
                                                (Registrant)


                                      BY: /s/ JACK  EGAN
                                          ------------------------------
Date: June 13, 2003                       JACK EGAN
                                          Vice President - Corporate Accounting
                                          (Principal Accounting Officer)

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


June 13, 2003                                        /s/ William Shaw
                                                     -----------------------
                                                     William Shaw
                                                     Chairman of the Board,
                                                     President and Principal
                                                     Executive Officer

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


June 13, 2003                                   /s/ James J. Groberg
                                                ----------------------------
                                                James J. Groberg
                                                Senior Vice President and
                                                Principal Financial Officer

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