Form 10-Q
period 2003-08-03
VOLT INFORMATION SCIENCES INC
filed 2003-09-10
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For The Nine Months Ended August 3, 2003

    Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


    For the transition period from _________ to ___________



    Commission File No. 1-9232


                         VOLT INFORMATION SCIENCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)



              New York                                    13-5658129
 --------------------------------------               -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)



  560 Lexington Avenue, New York, New York                   10022
--------------------------------------------             -------------
  (Address of principal executive offices)                (Zip Code)


   Registrant's telephone number, including area code:     (212) 704-2400


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

           Indicate by check mark whether Registrant is an accelerated filer
           (as defined in Rule 12b-2 of the Exchange Act). Yes   X     No
                                                               -----     -----

           The number of shares of the Registrant's common stock, $.10 par value, outstanding as of September 12, 2003 was 15,220,415.


                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


         PART I - FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Condensed Consolidated Statements of Operations -
                           Nine Months and Three Months Ended August 3, 2003 and August 4, 2002           3

                           Condensed Consolidated Balance Sheets -
                           August 3, 2003 and November 3, 2002                                            4

                           Condensed Consolidated Statements of Cash Flows -
                           Nine Months Ended August 3, 2003 and August 4, 2002                            5

                           Notes to Condensed Consolidated Financial Statements                           7

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                     16

         Item 3.           Qualitative and Quantitative Disclosures about Market Risk                    33

         Item 4.           Controls and Procedures                                                       34

         PART II - OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K                                              34


         SIGNATURE                                                                                       35


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)                                                                 Nine Months Ended               Three Months Ended
                                                                         August 3,      August 4,        August 3,        August 4,
                                                                           2003         2002(a,b)          2003            2002(b)
                                                                       -----------     --------        -----------      -----------
                                                                                 (Dollars in thousands, except per share amounts)
  NET SALES                                                             $1,171,099       $1,068,219      $415,158         $371,849

  COST AND EXPENSES:
  Cost of sales                                                          1,099,798        1,009,008       384,774          345,014
  Selling and administrative                                                53,179           52,428        19,457           17,547
  Depreciation and amortization                                             17,753           16,640         6,117            5,888
                                                                       -----------       ----------     ---------          -------
                                                                         1,170,730        1,078,076       410,348          368,449
                                                                         ---------        ---------       -------          -------

OPERATING PROFIT (LOSS)                                                        369           (9,857)        4,810            3,400

OTHER INCOME (EXPENSE):
  Interest income                                                              615              610           135              204
  Other expense, net--Notes A, B and E                                      (2,418)          (2,756)         (947)            (560)
  Foreign exchange loss, net--Note J                                          (274)            (316)         (184)            (255)
  Interest expense                                                          (1,678)          (3,819)         (480)            (778)
                                                                         ---------        ---------        ------          -------

(Loss) income from continuing operations before income taxes and
   cumulative effect of a change in accounting                              (3,386)         (16,138)        3,334            2,011
Income tax benefit (provision)                                               1,262            6,137        (1,223)            (878)
                                                                            ------         --------       --------         -------
(Loss) income from continuing operations                                    (2,124)         (10,001)        2,111            1,133

Discontinued operations, net of taxes--Note H                                                 4,310
Cumulative effect of a change in accounting--Note K:
   Goodwill impairment                                                                      (31,927)
                                                                            ------          -------        ------           ------

NET (LOSS) INCOME                                                          ($2,124)        ($37,618)       $2,111           $1,133
                                                                            ======         ========        ======           ======


                                                                                            Per Share Data
Basic and Diluted:
  (Loss) income from continuing operations per share                        ($0.14)          ($0.65)        $0.14            $0.07
  Gain from discontinued operations per share                                                  0.28
  Cumulative effect of a change in accounting per share                                       (2.10)
                                                                            ------           ------         -----            -----
  Net (loss) income per share                                               ($0.14)          ($2.47)        $0.14            $0.07
                                                                            ======           ======         =====            =====

Weighted average number of shares-Basic-Note G                              15,217           15,216        15,218           15,217
                                                                            ======           ======        ======           ======

Weighted average number of shares-Diluted-Note G                            15,217           15,216        15,226           15,280
                                                                            ======           ======        ======           ======

(a) Pursuant to the Company's previously announced adoption of SFAS No. 145, results for the nine months ended August 4, 2002 have been restated to give effect to the reclassification of a charge of $2.1 million ($1.3 million, net of taxes) arising from the March 2002 early payment of the Company's 7.92% Senior Notes to Other Expense, previously presented as an extraordinary item.
(b) As previously announced, the Company has changed the method of reporting the revenues of its Professional Employee Organization ("PEO") subsidiary from gross billing to a net revenue basis. Accordingly, reported PEO revenues and related cost of sales for the nine and three months ended August 4, 2002 have been reduced and restated by $14.6 million and $4.8 million, respectively, with no effect on operating profit or the net results of the Company.

    See accompanying notes to condensed consolidated financial statements.



VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                     August 3,         November 3,
                                                                                                       2003               2002 (a)
                                                                                                    -----------        -----------
                                                                                                    (Unaudited)
ASSETS                                                                                                  (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents, including restricted cash of $20,606 (2003) and
      $11,458 (2002)--Note J                                                                            $58,418            $43,620
  Short-term investments                                                                                  3,947              3,754
  Trade accounts receivable less allowances of $10,012 (2003) and $10,994 (2002)--Note B                298,565            300,670
  Inventories--Note C                                                                                    32,840             29,690
  Recoverable income taxes                                                                                8,043              6,552
  Deferred income taxes                                                                                   8,866              8,343
  Prepaid expenses and other assets                                                                      16,369             15,212
                                                                                                       --------           --------
TOTAL CURRENT ASSETS                                                                                    427,048            407,841

Property, plant and equipment less allowances for depreciation and amortization of
    $103,419 (2003) and $87,769 (2002)--Note E                                                           84,757             89,294
Deposits and other assets                                                                                 2,523              3,380
Intangible assets-net of accumulated amortization of $1,349 (2003) and $1,258 (2002)--Note K              8,983              9,075
                                                                                                       --------           --------
TOTAL ASSETS                                                                                           $523,311           $509,590
                                                                                                       ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks--Note D                                                                         $3,373             $2,424
  Current portion of long-term debt--Note E                                                                 363              1,524
  Accounts payable                                                                                      153,640            154,054
  Accrued wages and commissions                                                                          42,687             39,529
  Accrued taxes other than income taxes                                                                  15,372             18,525
  Other accruals                                                                                         14,720              8,276
  Customer advances and other liabilities                                                                30,026             19,009
                                                                                                       --------           --------
TOTAL CURRENT LIABILITIES                                                                               260,181            243,341

Long-term debt--Note E                                                                                   14,193             14,469
Deferred income taxes                                                                                    13,775             14,743

STOCKHOLDERS' EQUITY--Notes A, B, E and F
Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
Common stock, par value $.10; Authorized--30,000,000 shares; issued and
    outstanding--15,220,415 shares                                                                        1,522              1,522
Paid-in capital                                                                                          41,091             41,036
Retained earnings                                                                                       192,838            194,962
Accumulated comprehensive loss                                                                             (289)              (483)
                                                                                                      ---------          ---------
TOTAL STOCKHOLDERS' EQUITY                                                                              235,162            237,037
                                                                                                      ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                             $523,311           $509,590
                                                                                                       ========           ========

(a) The Balance Sheet at November 3, 2002 has been derived from the audited financial statements at that date.

    See accompanying notes to condensed consolidated financial statements.


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                                                          Nine Months Ended
                                                                                                  --------------------------------
                                                                                                   August 3,            August 4,
                                                                                                    2003                  2002
                                                                                                  ----------           -----------
                                                                                                            (In thousands)

CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net loss                                                                                            ($2,124)              ($37,618)
Adjustments to reconcile net loss to cash provided by operating activities:
    Discontinued operations                                                                                                 (4,310)
    Loss on early payment of debt                                                                                            2,093
    Cumulative effect of a change in accounting - goodwill impairment                                                       31,927
    Depreciation and amortization                                                                    17,753                 16,640
    Equity in net loss of joint venture                                                                                        (50)
    Accounts receivable provisions                                                                    4,262                  7,991
    Loss on foreign currency translation                                                                 14                    207
    Deferred income tax (benefit) provision                                                          (1,703)                 3,576
    Loss on disposition of fixed assets                                                                 136                    224
    Other                                                                                                 2                      3
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                                     (11,807)                30,569
     Proceeds from securitization of accounts receivable                                             10,000                 50,000
     (Increase) decrease in inventories                                                              (3,150)                 2,314
     Increase in prepaid expenses and other current assets                                             (656)                (5,622)
     Decrease in other assets                                                                           820                  1,080
     (Decrease) increase in accounts payable                                                           (870)                31,427
     Increase (decrease) in accrued expenses                                                          6,448                (19,331)
     Increase in customer advances and other liabilities                                             10,978                  9,023
     Net change in income taxes                                                                      (1,375)               (11,661)
                                                                                                    -------               --------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          28,728                108,482
                                                                                                    -------               --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                                                              Nine Months Ended
                                                                                                     --------------------------
                                                                                                         August 3,      August 4,
                                                                                                           2003           2002
                                                                                                       -------------   -----------
                                                                                                                (In thousands)
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                                                                          $651            $634
Purchases of investments                                                                                      (621)           (882)
Proceeds from disposals of property, plant and equipment                                                       271             719
Purchases of property, plant and equipment                                                                 (13,486)        (10,706)
Proceeds from sale of subsidiary                                                                                            24,233
Other                                                                                                           20
                                                                                                           -------         -------
NET CASH (APPLIED TO) PROVIDED BY  INVESTING ACTIVITIES                                                    (13,165)         13,998
                                                                                                          --------          ------

CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES
Payment of long term-debt                                                                                   (1,437)        (33,395)
Exercise of stock options                                                                                       55              35
Increase (decrease) notes payable to banks                                                                     935         (61,760)
                                                                                                           -------        --------
NET CASH APPLIED TO FINANCING ACTIVITIES                                                                      (447)        (95,120)
                                                                                                           -------        --------

Effect of exchange rate changes on cash                                                                       (318)         (1,187)
                                                                                                          --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                   14,798          26,173

Cash and cash equivalents, including restricted cash, beginning of period                                   43,620          18,474
                                                                                                            ------          ------

CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH END OF PERIOD                                         $58,418         $44,647
                                                                                                           =======         =======

SUPPLEMENTAL INFORMATION Cash paid during the period:
Interest expense                                                                                            $1,737          $4,644
Income taxes, net of refunds                                                                                $1,932          $4,520



     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at August 3, 2003 and consolidated results of operations for the nine and three months ended August 3, 2003 and August 4, 2002 and consolidated cash flows for the nine months ended August 3, 2003 and August 4, 2002. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

Pursuant to the Company's previously announced adoption of Statement of Financial Accounting Standards ("SFAS") No. 145, results for the nine months ended August 4, 2002 have been restated to give effect to the reclassification of a charge of $2.1 million ($1.3 million, net of taxes) arising from the March 2002 early payment of the Company's 7.92% Senior Notes to Other Expense, previously presented as an extraordinary item (see Note E). In addition as previously reported, the Company has changed the method of reporting the revenues of its Professional Employee Organization ("PEO") subsidiary from gross billing to a net revenue basis. Accordingly, reported PEO revenues and related cost of sales for the nine and three months ended August 4, 2002 have been reduced by $14.6 million and $4.8 million, respectively, with no effect on operating profit or the net results of the Company.

The Company has elected to follow APB Opinion 25, "Accounting for Stock Issued to Employees," to account for its Non-Qualified Stock Option Plan under which no compensation cost is recognized because the option exercise price was equal to at least the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined at the grant dates for awards under the alternative accounting method provided for in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," net loss and loss per share, on a pro forma basis, would have been:

                                                                        Nine Months Ended                 Three Months Ended
                                                                    -------------------------          ------------------------
                                                                    August 3,       August 4,          August 3,       August 4,
                                                                         2003            2002               2003           2002
                                                                    ---------       ---------          ---------       ---------
                                                                           (Dollars in thousands, except per share amounts)

Net (loss) income as reported                                         ($2,124)      ($37,618)            $2,111          $1,133
Pro forma compensation expense, net of taxes                             (148)          (251)               (51)            (70)
                                                                    ---------       ---------          ---------       ---------
Pro forma net (loss) income                                           ($2,272)       ($37,869)           $2,060          $1,063
                                                                    =========       =========          =========       =========

Pro forma net (loss) income per share-basic and diluted                ($0.15)         ($2.49)            $0.14           $0.07
                                                                    =========       =========          =========       =========

The fair value of each option grant is estimated using the Multiple Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in fiscal 2003 and 2002, respectively: risk-free interest rates of 2.0% and 2.7%, respectively; expected volatility of .50 and ..52, respectively; an expected life of the options of five years; and no dividends. The weighted average fair values of stock options granted during fiscal years 2003 and 2002 were $5.93 and $10.59, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note A--Basis of Presentation--Continued

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" to provide new guidance with respect to the consolidation of all previously unconsolidated entities, including special purpose entities. The Company has no unconsolidated subsidiaries. However, the Company will continue to evaluate the impact of the adoption of the interpretation on the Company's consolidated financial position and results of operations.

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


Note B--Securitization Program

Effective April 15, 2002, the Company entered into a $100.0 million, three-year accounts receivable securitization program ("Securitization Program"). Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $100.0 million). The Company retains the servicing responsibility for the accounts receivable. At August 3, 2003, TRFCO had purchased from Volt Funding a participation interest of $70.0 million out of a pool of approximately $176.8 million of receivables.

The Securitization Program is not an off-balance sheet arrangement, as Volt Funding is a 100% owned consolidated subsidiary of the Company. Accounts receivable are only reduced to reflect the fair value of receivables actually sold. The Company entered into this arrangement as it provided a low-cost alternative to other financing.

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

The Company incurred charges, related to the Securitization Program, of $1.2 million and $0.4 million in the nine and three months ended August 3, 2003, respectively, compared to $0.4 million and $0.3 million in the nine and three months ended August 4, 2002, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 2.6% and 3.0% per annum in the nine-month 2003 and 2002 fiscal periods, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performs sensitivity analyses, changing various key assumptions, which also indicates the retained interest in receivables approximated fair values.

At August 3, 2003 and November 3, 2002, the Company's carrying retained interest in a revolving pool of receivables of approximately $176.8 million and $168.2 million, respectively, net of a service fee liability, was approximately $106.6 million and $108.1 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $70.0 million and $60.0 million at August 3, 2003 and November 3, 2002, respectively. Accordingly, the trade accounts receivable included on the August 3, 2003 and November 3, 2002 condensed consolidated balance sheets have been reduced to reflect the $70.0 million and $60.0 million participation interest sold, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note C--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:

                                                                                   August 3,            November 3,
                                                                                        2003                   2002
                                                                              --------------       ----------------
                                                                                            (In thousands)
Staffing Services                                                                        $18                    $32
Telephone Directory                                                                   11,921                 11,355
Telecommunications Services                                                           17,208                 14,394
Computer Systems                                                                       3,693                  3,909
                                                                                    --------               --------
Total                                                                                $32,840                $29,690
                                                                                     =======                =======


The cumulative amounts billed under service contracts at August 3, 2003 and November 3, 2002 of $5.9 million and $2.1 million, respectively, are credited against the related costs in inventory.


Note D--Short-Term Borrowings

At August 3, 2003, the Company had total outstanding bank borrowings of $3.4 million under credit lines with domestic and foreign banks that expire at various times during fiscal 2003 unless renewed, and that provide for borrowings and letters of credit up to an aggregate of $10.8 million. Borrowings in foreign currencies provide a hedge against devaluation in foreign currency denominated assets.


Note E--Long-Term Debt

Long-term debt consists of the following:

                                                                          August 4,            November 3,
                                                                               2003                   2002
                                                                       ------------       ----------------
                                                                                    (In thousands)
Term loan (a)                                                               $14,556                $14,810
Note payable (b)                                                                                     1,183
                                                                            -------                -------
                                                                             14,556                 15,993
Less amounts due within one year                                                363                  1,524
                                                                            -------                -------
Total long-term debt                                                        $14,193                $14,469
                                                                            =======                =======

(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on land and buildings (carrying amount at August 3, 2003, $11.1 million). The obligation is guaranteed by the Company.

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

Effective April 15, 2002, the Company entered into a $40.0 million, two-year, secured, syndicated, revolving credit agreement ("Credit Agreement") which established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, N. A. and Lloyds TSB Bank PLC. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables, generally at the end of the fiscal month preceding a borrowing. At August 3, 2003, the borrowing base was approximately $33.8 million. Borrowings under the Credit Facility are to bear interest at various rate options selected by the Company at the time of each borrowing, certain of which rate options are based on a leverage ratio, as defined, as is the facility fee. Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at August 3, 2003, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 2.4% per annum. At August 3, 2003, the facility fee was 0.4% per annum. The Company has not borrowed, and no letters of credit have been issued, under the Credit Facility since its inception in April 2002.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million (the Company's consolidated tangible net worth, as defined, as of August 3, 2003 was $227.4 million); a limitation on cash dividends and capital stock repurchases and redemptions by the Company in any one fiscal year to 25% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. As a result of the loss sustained by the Company in fiscal 2002, the Company is currently restricted from paying dividends and making stock repurchases and stock redemptions. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures and loans that may be made by the Company and its subsidiaries. At August 3, 2003, the Company was in compliance with all covenants in the Credit Agreement and believes it will be in compliance with all covenants through fiscal 2003.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At August 3,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Long-Term Debt--Continued

2003, four of those guarantors have pledged approximately $45.4 million of accounts receivable, other than those in the Securitization Program, as collateral security for their guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility. The Company has pledged all of the stock of Volt Funding (see Note B) as collateral security for the Company's obligations under the Credit Facility.


Note F--Stockholders' Equity

Changes in the major components of stockholders' equity for the nine months ended August 3, 2003 are as follows:

                                                                Common                 Paid-In                 Retained
                                                                Stock                  Capital                 Earnings
                                                                --------            -------------             ----------
                                                                                   (In thousands)
Balance at November 3, 2002                                      $1,522               $41,036                 $194,962
Stock options exercised - 3,000 shares                                                     55
Net loss for the nine months                                                                                    (2,124)
                                                                 ------               -------                 --------

Balance at August 3, 2003                                        $1,522               $41,091                 $192,838
                                                                 ======               =======                 ========

Another component of stockholders' equity, the accumulated comprehensive loss, consists of cumulative unrealized foreign currency translation losses, net of taxes, of $349,000 and $490,000 at August 3, 2003 and November 3, 2002,
respectively, and an unrealized gain, net of taxes, of $60,000 and $7,000 in marketable securities at August 3, 2003 and November 3, 2002, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive loss as follows:

                                                                          Nine Months Ended                    Three Months Ended
                                                              ---------------------------------    ---------------------------------
                                                                  August 3,           August 4,          August 3,        August 4,
                                                                       2003                2002               2003            2002
                                                              -------------     ---------------    ---------------    --------------
                                                                                               (In thousands)

Net (loss) profit                                                   ($2,124)           ($37,618)            $2,111          $1,133
Foreign currency translation adjustments-net                            141                  27                 39             (43)
Unrealized gain (loss) on marketable securities-net                      53                   2                 46             (12)
                                                                    -------            --------             ------        ---------
Total comprehensive (loss) profit                                   ($1,930)           ($37,589)            $2,196          $1,078
                                                                    =======            ========             ======        =========


Note G--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options are excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note G--Per Share Data--Continued
                                                                         Nine Months Ended                 Three Months Ended
                                                                ---------------------------------    -------------------------------
                                                                      August 3,         August 4,        August 3,         August 4,
                                                                           2003              2002             2003              2002
                                                                ---------------   ---------------    -------------       -----------
Denominator for basic earnings per share:
    Weighted average number of shares                                    15,217            15,216           15,218            15,217

Effect of dilutive securities:
    Employee stock options                                                                                       8                63
                                                                         ------            ------           ------            ------

Denominator for diluted earnings per share:
    Adjusted weighted average number of shares                           15,217            15,216           15,226            15,280
                                                                         ======            ======           ======            ======

Options to purchase 549,829 and 189,002 shares of the Company's common stock were outstanding at August 3, 2003 and August 4, 2002, respectively, but were not included in the computation of diluted earnings per share in the three months then ended because the option's exercise price was greater than the average market price of the common shares.

Due to a pre-tax loss in the nine months ended August 3, 2003 and August 4, 2002, none of the options to purchase 582,329 and 570,045 shares, respectively, of the Company's common stock were included in the computation of diluted earnings per share for those periods because the effect would be antidilutive.

Note H--Sale and Acquisitions of Subsidiaries and Businesses

On November 30, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), that comprised the Company's Electronic Publication and Typesetting segment, was acquired by Agfa Corporation through a tender offer for all of Autologic's outstanding shares and a subsequent merger. The Company received $24.2 million for its shares. The Company's gain on the sale of $4.5 million, including a tax benefit of $1.7 million (resulting from a taxable loss versus a gain for financial purposes), is reflected in the Company's first nine months of fiscal 2002. The results of operations of Autologic have been classified as discontinued.

The following results related to Autologic are included (through the sale and disposal date of November 30, 2001) in discontinued operations for the nine months ended August 4, 2002:

                                                           Nine Months Ended
                                                            August 4, 2002
                                                          --------------------
                                                            (In thousands)

   Revenue                                                       $3,296
                                                                 ======

   Loss before taxes and minority interest                        ($488)
   Income tax benefit                                               153
   Minority interest                                                138
                                                                -------
   Loss from operations                                            (197)
                                                                -------

   Gain on disposal before tax benefit                            2,761
   Income tax benefit                                             1,746
                                                                -------
   Gain on disposal                                               4,507
                                                                -------

   Gain from discontinued operations                             $4,310
                                                                 ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note I--Segment Disclosures

Financial data concerning the Company's sales and segment operating profit
(loss) by reportable operating segment for the nine and three months ended August 3, 2003 and August 4, 2002, included on page 20 of this Report, is an integral part of these condensed consolidated financial statements. During the nine months ended August 3, 2003, consolidated assets increased by $13.7 million, primarily due to an increase in both restricted and unrestricted cash and equivalents.


Note J--Derivative Financial Instruments, Hedging and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts, foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. At August 3, 2003, the Company had outstanding foreign currency option and forward contracts in the aggregate notional amount equivalent to $7.8 million, which approximated the Company's net investment in foreign operations and is accounted for as a hedge under SFAS No. 52.

Included in cash and cash equivalents at August 3, 2003 and November 3, 2002 was approximately $20.6 million and $11.5 million, respectively, that was restricted to cover obligations that were reflected in accounts payable at that date. These amounts primarily relate to certain contracts with customers in which the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.


Note K--Goodwill

As of the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to testing, annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, using fair value methodology. The Company engaged independent valuation firms to assist in the determination of impairment which may have existed in the $39.8 million of goodwill recorded at the beginning of fiscal 2002. The result of testing goodwill, upon adoption of SFAS No. 142, resulted in a non-cash charge of $31.9 million, which is reported under the caption "Cumulative Effect of a Change in Accounting" in fiscal 2002. Using the same valuation methods employed by the independent valuation firms, the Company completed its annual impairment tests on the remaining $9.0 million of goodwill during the second quarter of fiscal 2003 and determined that its fair value exceeded the carrying value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note K--Goodwill--Continued

The fiscal 2002 impairment charge in the Staffing Services segment related to the Company's European Technical Placement division and the Administrative and Industrial division, which had been adversely affected by the economic declines in Europe and the United States, respectively. Accordingly, an impairment charge of $23.9 million (including $2.6 million, the total carrying amount of goodwill for the Administrative and Industrial division as of November 5, 2001) was recognized.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure

This Report and other reports and statements issued by the Company and its officers, from time-to-time, contain certain statements concerning the Company's future plans, objectives, performance, intentions and expectations. Words such as "may," "should," "could," "seek," "believe," "expect," "anticipate," "estimate," "project," "strategy," "intend," "likely," and similar expressions are intended to identify forward-looking statements about the Company's future plans, objectives, performance, intentions and expectations. Although the Company believes that its assumptions are reasonable, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

- general economic, competitive and other business conditions, including the effects of weakened domestic and international economies
- the uncertainty of the world political situation, including the possible effects of military action and terrorism
- continued financial strength of the Company's customers, some of which have experienced layoffs, unfavorable financial results, investigations by government agencies and lowered financial expectations for the near term
- the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services
- material changes in demand from larger customers, including those with which the Company has national contracts
- the effect of litigation by temporary employees and government activity regarding, temporary help companies and the customers with which they do business
- variations in the rate of unemployment and higher wages sought by temporary workers in certain technical fields particularly characterized by labor shortages, which could affect the Company's ability to meet its customers' demands and the Company's profit margins
- changes in customer attitudes toward the use of outsourcing and temporary personnel
- the adverse effect of customers and potential customers involving manufacturing offshore, reducing their need for temporary workers
- the need for the Company to diversify its available temporary personnel to offer greater support to the service sector of the economy
- the Company's ability to attract and retain certain classifications of technologically qualified personnel for its own use, particularly in the areas of research and development, implementation and upgrading of internal systems
- the Company's ability to meet competition in highly competitive markets with minimal impact on margins
- the Company's ability to achieve customer acceptance of its products and systems in markets characterized by rapidly changing technology and frequent new product introductions
- the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner
- risks inherent in new product introductions, such as start-up delays, cost overruns and uncertainty of customer acceptance
-    the timing of customer acceptances of systems
-    the Company's dependence on third parties for some product components
- changes in laws, regulations and government policies, including increased taxes which, because of economic and competitive conditions, may not be able to be passed on to the customer
-    the degree and effects of inclement weather
- the Company's ability to maintain a sufficient credit rating to enable it to continue its securitization program

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Forward-Looking Statements Disclosure--Continued

- the Company's ability to maintain its existing credit rating in order to avoid any increase in the cost of financing and any increase in fees under its revolving credit facility, as well as its ability to comply with the financial and other covenants applicable under its credit facility and other borrowing instruments

These and certain other factors are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2002 and, from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission.


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

Long-Lived Assets - As of the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under these new rules, goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to annual testing using fair value methodology. An impairment charge is recognized for the amount, if any, by which the carrying value of an intangible asset exceeds its fair value. The Company engaged independent valuation firms, which primarily used comparable multiples of revenue and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured. An impairment charge of $31.9 million was recognized for the amount by which the carrying value of goodwill exceeded its implied fair value as of the beginning of fiscal 2002. Using the same valuation methods employed by the independent valuation firms, the Company completed its annual impairment tests on the remaining $9.0 million of goodwill during the second quarter of fiscal 2003 and determined the fair value exceeded the carrying value. Intangible assets with finite, measurable lives continue to be amortized over their respective useful lives.

Property, plant and equipment is recorded at cost, and depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to depreciate the cost of the assets over their estimated lives. Intangible assets, other than goodwill, and property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The fair values of the assets are based upon Company estimates of the discounted cash flows that are expected to result from the use and eventual disposition of the assets or that amount that would be realized from an immediate sale. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value. No impairment charge was recognized in the first nine months of fiscal 2003 as no events or circumstances indicated the existence of impairment. Although the Company believes its estimates are appropriate, the fair value measurements of the Company's long-lived assets could be affected by using different estimates and assumptions in these valuation techniques.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies - Continued

Securitization Program - The Company accounts for the securitization of accounts receivables in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the condensed consolidated balance sheet. The outstanding balance of the undivided interest sold to TRFCO was $70.0 million and $60.0 million at August 3, 2003 and November 3, 2002, respectively. Accordingly, the trade receivables included on the August 3, 2003 balance sheets have been reduced to reflect the $70.0 million and $60.0 million participation interest sold, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Results of Operations

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not indicative of the results which may be expected for any subsequent periods.

                                                             Nine Months Ended               Three Months Ended
                                                      ------------------------------     ------------------------------
                                                         August 3,         August 4,        August 3,         August 4,
                                                              2003              2002             2003              2002
                                                      ------------   ---------------     ------------     -------------
Net Sales:                                                                         (In thousands)
----------
Staffing Services
   Traditional Staffing (a)                               $926,849          $835,069         $327,638          $292,062
   Managed Services                                        767,437           488,273          266,584           214,352
                                                        ----------         ---------        ---------         ---------
   Total Gross Sales (a)                                 1,694,286         1,323,342          594,222           506,414
   Less: Non-Recourse Managed Services                    (709,803)         (438,729)        (245,774)         (194,301)
                                                        ----------          --------         --------          --------
   Net Staffing Services (a)                               984,483           884,613          348,448           312,113
Telephone Directory                                         49,743            50,866           22,319            19,763
Telecommunications Services                                 80,226            84,910           24,736            24,307
Computer Systems                                            65,559            58,289           23,488            18,604
Elimination of inter-segment sales                          (8,912)          (10,459)          (3,833)           (2,938)
                                                       -----------        ----------       ----------       -----------

Total Net Sales (a)                                     $1,171,099        $1,068,219         $415,158          $371,849
                                                        ==========        ==========         ========          ========

Segment Operating Profit (Loss):
Staffing Services                                           $8,577            $9,275           $5,043            $6,130
Telephone Directory                                          4,584             2,505            4,128             3,381
Telecommunications Services                                 (1,947)          (11,316)            (894)           (3,282)
Computer Systems                                             9,158             6,528            3,584             2,563
                                                          --------          --------         --------          --------
Total Segment Operating Profit                              20,372             6,992           11,861             8,792

General corporate expenses                                 (20,003)          (16,849)          (7,051)           (5,392)
                                                           -------           -------           ------            ------
Total Operating Profit (Loss)                                  369            (9,857)           4,810             3,400

Interest income and other expense (b)                       (1,803)           (2,146)            (812)             (356)
Foreign exchange loss-net                                     (274)             (316)            (184)             (255)
Interest expense                                            (1,678)           (3,819)            (480)             (778)
                                                            ------            ------           ------            ------

(Loss) Profit from Continuing
 Operations Before Income Taxes                            ($3,386)         ($16,138)          $3,334            $2,011
                                                           =======          ========           ======            ======


(a) As previously reported, the Company has changed the method of reporting the revenues of its Professional Employee Organization ("PEO") subsidiary, of the Staffing Services segment, from gross billing to a net billing basis. Accordingly, reported PEO revenues and related cost of sales for the nine and three months ended August 4, 2002 have been reduced by $14.6 million and $4.8 million, respectively, with no effect on operating profit or the net results of the Company.

(b) Pursuant to the Company's previously reported adoption of SFAS No. 145, results for the nine months ended August 4, 2002 have been restated to give effect to the reclassification of a charge of $2.1 million ($1.3 million, net of taxes) arising from the March 2002 early payment of the Company's $30 million 7.92% Senior Notes to Other Expense, previously presented as an extraordinary item.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 3, 2003 COMPARED
TO THE NINE MONTHS ENDED AUGUST 4, 2002

Results of Operations - Summary

In the nine-month period of fiscal 2003, consolidated net sales increased by $102.9 million, or 10%, to $1.2 billion, from the comparable period of the previous year. The increase in fiscal 2003 net sales resulted primarily from an increase in sales in the Staffing Services segment of $99.9 million and the Computer Systems segment of $7.3 million, partially offset by decreases in the Telecommunications Services segment of $4.7 million and $1.1 million in the Telephone Directory segment.

The Company's nine-month fiscal 2003 loss from continuing operations before income taxes was $3.4 million compared to a loss of $16.1 million in the comparable period of the previous year. The increase in the operating profit of the Company's segments accounted for $13.4 million of the $12.7 million improvement in results, the offset being higher corporate general and administrative expenses. The Company's operating segments reported an operating profit of $20.4 million for the first nine months of fiscal 2003 compared to $7.0 million in the comparable period of the previous year. Contributing to the improvement was a $9.4 million decrease in operating loss sustained by the Telecommunications Services segment and increases in operating profit reported by the Computer Systems and Telephone Directory Services segments of $2.6 million and $2.1 million, respectively. In addition, results from continuing operations for the nine months of fiscal 2002 included a $2.1 million charge, reported as other expense, for the early payment of the remaining $30.0 million outstanding Company's 7.92% Senior Notes.

The net loss for the nine months of fiscal 2003 was $2.1 million compared to a net loss of $37.6 million in the comparable period of the previous year. The consolidated results for the nine-month period of fiscal 2002 included a non-cash charge of $31.9 million for impairment of goodwill and a $4.3 million net gain from discontinued operations.

The operating results for the nine months of both fiscal periods were adversely affected by economic conditions, particularly in the telecommunications and high tech industries, which account for a significant portion of the Company's revenues.

Several of the Company's large customers in these industries have implemented widespread layoffs and, especially in the telecommunications industry, have significantly reduced expenditures. These factors have adversely affected the results of the Company's Staffing Services and Telecommunications Services segments. To counteract these factors and strengthen the Company's future results, the Company has continued its cost containment programs and reorganized its Telecommunications Services segment, which have mitigated some of the negative effects of the economy.


Results of Operations - By Segment

Staffing Services

Sales of the Staffing Services segment increased by $99.9 million, or 11%, to $984.5 million in the nine-month period of fiscal 2003, while the segment reported an operating profit of $8.6 million compared to $9.3 million in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 3, 2003 COMPARED
TO THE NINE MONTHS ENDED AUGUST 4, 2002--Continued

Results of Operations - By Segment--Continued

Staffing Services--Continued

the comparable period of the previous year. The sales increase was primarily from traditional staffing in the Administrative and Industrial division and the VMC Consulting and ProcureStaff businesses of the Technical Placement division.

The Administrative and Industrial division sustained a loss of $8.0 million on sales of $366.6 million in the first nine months of fiscal 2003 compared to an operating loss of $9.1 million on sales of $298.8 million in the comparable period of the previous year. The decrease in operating loss was the result of the sales increase, partially offset by a decrease in gross margin of 2.3 percentage points, due to higher taxes and workers compensation rates, increased competition, electronic auctions and customers leveraging their buying power.

The Technical Placement division reported an operating profit of $16.5 million on net sales of $617.9 million for the nine months of fiscal 2003 compared with an operating profit of $18.4 million on net sales of $585.8 million in the comparable period of the previous year. The 5% increase in net sales was primarily due to increased VMC Consulting project management and consulting revenue which increased 60% to $52.7 million in the nine months of fiscal 2003 from $32.9 million in the comparable period of the previous year. Gross billings in the Technical Placement division increased 30% from $1.1 billion in the first nine months of fiscal 2002 to $1.4 billion in the first nine months of fiscal 2003 due to new ProcureStaff accounts. However, substantially all of ProcureStaff billings are deducted in arriving at net sales due to the use of associate vendors who have contractually agreed to be paid only upon receipt of the customers' payment to the Company. The decrease in operating profit for the period was the result of higher overhead costs due to on-going development of new products and the implementation of new ProcureStaff accounts. ProcureStaff incurred an increased operating loss in the first nine months of fiscal 2003 due to the higher costs. However, VMC Consulting reported a 64% increase in operating profit to $7.4 million in the nine months of fiscal 2003 from $4.5 million in the comparable period of the previous year due to its increased revenue. The Technical Placement division recently lost a managed service contract, the effect of which will be in the fourth quarter of fiscal 2003. Revenue and gross profit from this contract approximated 4% each of the division's total revenue and gross profit in the nine months of fiscal 2003 and the full year in fiscal 2002. The division can not determine the amount of revenue and gross profit that will be replaced through existing or new customers in the future.

While the segment is committed to continued cost controls designed to increase profitability for fiscal 2003, a return to substantially higher profit levels is likely to depend on the timing and strength of a general economic recovery and more specifically, an increase towards previous usage levels of alternative staffing by American industry. The Company expects that high unemployment and the need for state and local governments to align their revenues with expenditures will result in continued pressures on margins as jurisdictions increase payroll and various other taxes. Although the markets for the segment's services include a broad range of industries throughout the United States and Europe, general economic difficulties in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of the segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 3, 2003 COMPARED
TO THE NINE MONTHS ENDED AUGUST 4, 2002--Continued

Results of Operations - By Segment--Continued

Telephone Directory

The Telephone Directory segment reported an operating profit of $4.6 million in the nine month period of fiscal 2003 compared with an operating profit of $2.5 million in the comparable period of the previous year; however, its sales decreased by $1.1 million, or 2%, to $49.7 million in the first nine months of fiscal 2003. The decrease in sales was due to a $3.6 million decrease in printing revenue of the Company's Uruguay operation due to the economic instability in Uruguay and its neighboring countries and a $0.9 million decrease in production revenue primarily due to the previously reported loss of a contract with a telecommunications company, which terminated at the end of the third quarter of fiscal 2003, partially offset by a $3.8 million increase in independent directory and toll-free directory publishing sales. The improvement in operating results was the result of a $4.5 million increase in sales in the DataNational operation due to a change in the publication schedule of its community directories, an 8% decrease in overhead costs throughout the segment, primarily due to cost reductions and lower bad debt expense as a result of a more stringent credit policy. Operating profit in the nine months of fiscal 2003 also included an $0.8 million fee due to the terminated contract. Historically, the segment has produced most of its profits in the third and fourth quarters of the fiscal year.

Telecommunications Services

The Telecommunications Services segment's sales decreased by $4.7 million, or 6%, to $80.2 million in the first nine months of fiscal 2003. Its operating loss decreased by $9.4 million to a loss of $1.9 million in the first nine months of fiscal 2003 from a loss of $11.3 million in the comparable period of the previous year. The sales reduction was due to the decline in expenditures by many of the companies in the segment's telecommunications customer base. The decrease in operating loss was achieved by increased gross margins of 3.7 percentage points and a reduction of overhead costs by 24%. Overhead costs were significantly reduced from the prior year's comparable period through cost control initiatives and the reorganization of the segment's operations during the last half of fiscal 2002.

Computer Systems

The Computer Systems segment's sales increased by $7.3 million, or 12%, to $65.6 million in the first nine months of fiscal 2003 and its operating profit increased by $2.6 million, or 40%, to $9.2 million. The increase in revenue was due to the continued expansion of the segment's ASP directory assistance out-sourcing business, an increase in domestic project revenue and growth of IT services provided by the segment's Maintech division, partially offset by a reduction in European project revenue. The growth in operating profit from the comparable period of the previous year was the result of the increase in sales, an increase in gross margins of 2.6 percentage points and a slight reduction in overhead expressed as a percentage of sales.


Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the nine-month periods were:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 3, 2003 COMPARED
TO THE NINE MONTHS ENDED AUGUST 4, 2002--Continued

Results of Operations - Other--Continued

Selling and administrative expenses increased by $0.8 million, or 1%, to $53.2 million in the first nine months of fiscal 2003 from the comparable period of the previous year as a result of increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks, partially offset by reduced expenses in the operating segments (see discussion by segment above). Selling and administrative expenses, expressed as a percentage of sales, were 4.5% in the nine-month period of fiscal 2003 and 4.9% in the comparable period of the previous year.

Depreciation and amortization increased by $1.1 million, or 7%, to $17.8 million in the first nine months of fiscal 2003. The increase was attributable to an increase in fixed assets over last year's comparable period.

Other Expense decreased by $0.4 million, or 12%, from $2.8 million in the first nine months of fiscal 2002 to $2.4 million in the first nine months of fiscal 2003. The fiscal 2003 nine month expense is primarily the result of charges related to the Company's Securitization Program, which began in April 2002 and significantly reduced interest expense, as well as sundry expenses, while the fiscal 2002 expense was primarily the result of a $2.1 million charge for the early payment of the Company's remaining $30.0 million outstanding 7.92% Senior Notes.

Interest expense decreased by $2.1 million, or 56%, to $1.7 million in the first nine months of fiscal 2003. The decrease was the result of lower borrowings under the Company's credit facilities and the early repayment of the remaining $30.0 million of 7.92% Senior Notes in March 2002 in contemplation of the lower-cost accounts receivable Securitization Program. The Securitization Program, the costs of which are reflected in Other Expense (see above), also eliminated higher cost borrowings under the revolving credit facility. The Company also benefited from significantly lower borrowing levels and interest rates in Uruguay.

The Company's effective tax benefit rate on its financial reporting pre-tax losses was 37.3% in the first nine months of fiscal 2003 compared to an effective tax rate benefit of 38.0% in comparable period of the previous year. The decreased rate was attributable to higher 2003 foreign losses for which no tax benefit was provided.

The consolidated results for the first quarter of fiscal 2002 also included a net gain from discontinued operations of $4.3 million which was comprised of a $4.5 million gain, including a tax benefit of $1.7 million, on the sale of the Company's interest in the Company's former 59% owned publicly-owned subsidiary, Autologic Information International, Inc., partially offset by a loss from its operations through the November 30, 2001 disposal date of $0.2 million.

In accordance with SFAS No. 142, the Company performed the first of the required impairment tests of goodwill and other intangible assets as of the beginning of fiscal 2002. At that date, the Company's goodwill, related to prior acquisitions, amounted to approximately $40.0 million. The Company's revaluation under the new accounting rules was completed during the second quarter of 2002, and a $31.9 million impairment write-down was taken, reflecting declines in the market value of the acquisitions since they were purchased. The write-down was reported as a Cumulative Effect of a Change in Accounting. Using the same valuation methods employed by the independent valuation firms, the Company completed its annual impairment tests on the remaining $9.0 million of goodwill during the second quarter of fiscal 2003 and determined the fair value exceeded the carrying value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 3, 2003 COMPARED
TO THE THREE MONTHS ENDED AUGUST 4, 2002

Results of Operations - Summary

In the third quarter of fiscal 2003, consolidated net sales increased by $43.3 million, or 12%, to $415.2 million from the comparable quarter of the previous year. The increase in fiscal 2003 net sales resulted primarily from a $36.3 million increase in sales in the Staffing Services segment, a $4.9 million increase in the Computer Systems segment, a $2.6 million increase in the Telephone Directory segment and a $0.4 million increase in the Telecommunications Services segment.

The Company's third quarter fiscal 2003 income from continuing operations before income taxes was $3.3 million, compared to $2.0 million in the comparable quarter of the previous year. The Company's operating segments reported an operating profit of $11.9 million in the third quarter of fiscal 2003 compared to $8.8 million in the fiscal 2002 third quarter. The increase in segment operating profit was primarily the result of a $2.4 million decrease in operating loss reported by the Telecommunications Services segment; a $1.0 million increase in operating profit in the Computer Systems segment and a $0.8 million increase in operating profit in the Telephone Directory segment; partially offset by a $1.1 million decrease in the Staffing Services segment's operating profit.

The Company reported net income of $2.1 million in the third quarter of fiscal 2003 compared with $1.1 million in the comparable quarter of the pervious year.


Results of Operations - By Segment


Staffing Services

Sales of the Staffing Services segment increased by $36.3 million, or 12%, to $348.4 million in the third quarter of fiscal 2003 while the segment reported an operating profit of $5.0 million compared to $6.1 million in the comparable quarter of the previous year. The sales increase was primarily from traditional staffing in the Administrative and Industrial division and in the Technical Placement division from the VMC Consulting, traditional staffing and ProcureStaff businesses.

The Administrative and Industrial division sustained an operating loss of $2.0 million on net sales of $129.0 million in the third quarter of fiscal 2003 compared to an operating loss of $1.9 million on net sales of $111.9 million in the comparable quarter of the previous year. The comparable operating loss, despite the increased revenue, was the result of a decrease in gross margin of
2.3 percentage points, due to higher tax and workers compensation rates, increased competition, electronic auctions and customers leveraging their buying power to obtain lower prices, partially offset by a slight decrease in the dollar amount of overhead.

The Technical Placement division reported an operating profit of $7.1 million on net sales of $219.4 million for the third quarter of fiscal 2003 compared with an operating profit of $8.0 million on net sales of $200.2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 3, 2003 COMPARED
TO THE THREE MONTHS ENDED AUGUST 4, 2002--Continued
                                                   -

Results of Operations - By Segment--Continued

Staffing Services--Continued

million in the comparable quarter of the previous year. The 10% increase in net sales was primarily due to increases in VMC Consulting and the traditional staffing businesses. VMC Consulting increased its net sales by $8.5 million to $20.4 million, an increase of 72% over the comparable quarter of the previous year. Gross billings in the Technical Placement division increased 19%, from $419.3 million in the third quarter of fiscal 2002 to $500.6 million in the third quarter of fiscal 2003, due to new ProcureStaff accounts. However, substantially all of ProcureStaff billings are deducted in arriving at net sales, due to the use of associate vendors who have contractually agreed to be paid only upon receipt of the customers' payment to the Company. The decrease in operating profit for the period was the result of a decrease in gross margin of
0.7 percentage points and higher overhead costs, due to on-going development of new products and the implementation of new ProcureStaff accounts. ProcureStaff incurred an operating loss in the third quarter of fiscal 2003, due to the higher costs. However, VMC Consulting reported a 75% increase in operating profit to $2.9 million in the third quarter of fiscal 2003 from $1.7 million in the comparable quarter of the previous year due to its increased revenue.

Telephone Directory

The Telephone Directory segment's sales increased by $2.6 million, or 13%, to $22.3 million in the fiscal 2003 third quarter and it reported an operating profit of $4.1 million in the third quarter of fiscal 2003 compared with an operating profit of $3.4 million in the comparable quarter of the previous year. The increased operating profit was the result of the growth in sales, primarily due to an increase in independent directory publishing sales due to a change in the publishing schedule of its community directories; overhead costs, which expressed as a percentage of sales decreased 4.3 percentage points; and an $0.8 million fee due to the previously announced termination of a contract. These increases were partially offset by a decrease in gross margin of 1.6 percentage points.

Telecommunications Services

The Telecommunications Services segment's sales increased by $0.4 million, or 2%, to $24.7 million in the third quarter of fiscal 2003, and reduced its operating loss to $0.9 million from $3.3 million in the comparable quarter of the previous year. The increase in sales was primarily attributable to a $1.6 million increase in the Business Systems division partially offset by reductions in the Central Office and Construction and Engineering divisions. The significant decrease in operating loss was the result of the increase in revenue, a 3.3 percentage point increase in gross margin and a 16% decrease in overhead costs.

Computer Systems

The Computer Systems segment's sales increased by $4.9 million, or 26%, to $23.5 million in the fiscal 2003 third quarter and its operating profit increased by $1.0 million, or 40%, to $3.6 million. The increase in sales was due to the expansion in sales in the segment's ASP directory assistance business of $2.0 million and project revenue of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 3, 2003 COMPARED
TO THE THREE MONTHS ENDED AUGUST 4, 2002--Continued
                                                   -

Results of Operations - By Segment--Continued

Computer Systems--Continued

$1.2 million due to customer acceptance of systems in both the United States and Europe, as well as an increase in IT services provided by the segment's Maintech division. The growth in operating profit is the result of the increased sales and higher gross margins, partially offset by an increase in overhead to support the increased sales.


Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Selling and administrative expenses increased by $1.9 million, or 11%, to $19.5 million in the third quarter of fiscal 2003 from the comparable quarter of the previous year as a result of increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks, partially offset by reduced expenses in the operating segments (see discussion by segment above). Selling and administrative expenses, expressed as a percentage of sales, were 4.7% in both the third quarters of fiscal 2003 and fiscal 2002.

Depreciation and amortization increased by $0.2 million, or 4%, to $6.1 million in the fiscal 2003 third quarter. The increase was attributable to increases in fixed assets over last year's comparable quarter of the previous year.

Other Expense increased by $0.4 million, or 69%, to $0.9 million in the third quarter of fiscal 2003. The increase was due to higher charges related to the Company's Securitization Program, the absence in fiscal 2003 of the Company's share of earnings of a joint venture, which was liquidated in August 2002, and an increase in sundry expenses.

Interest expense decreased by $0.3 million, or 38%, to $0.5 million in the third quarter of fiscal 2003. The decrease was the result of lower borrowings under the Company's credit facilities and the early repayment of the remaining $30.0 million of 7.92% Senior Notes in March 2002 in contemplation of the lower cost accounts receivable Securitization Program. The Securitization Program, the costs of which are reflected in Other Expense (see above), also eliminated higher cost borrowings under the revolving credit facility. The Company also benefited from significantly lower borrowing levels in Uruguay.

The Company's effective tax rate on its financial reporting pre-tax income was 36.7% in the third quarter of fiscal 2003 compared to an effective tax rate benefit of 43.7% in fiscal 2002. The decreased rate was attributable to general business credits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources

Cash and cash equivalents, including restricted cash held in escrow for ProcureStaff and Viewtech clients of $20.6 million and $11.5 million at August 3, 2003 and November 3, 2002, respectively, increased by $14.8 million to $58.4 million in the nine months ended August 3, 2003. Unrestricted cash and cash equivalents increased to $37.8 million at August 3, 2003 from $32.2 million at November 3, 2002.

Operating activities provided $28.7 million of cash in the first nine months of fiscal 2003 compared to $108.5 million in the first nine months of fiscal 2002. However, the first nine months of fiscal 2002 operating activities included cash from the initial proceeds under the Company's Securitization Program of $50.0 million, and cash generated by increases in the level of accounts payable of $31.4 million, and decreases in the levels of accounts receivable of $30.6 million.

Operating activities in the first nine months of fiscal 2003, exclusive of changes in operating assets and liabilities, produced $18.3 million of cash, as the Company's net loss of $2.1 million included non-cash charges primarily for depreciation and amortization of $17.8 million and accounts receivable provisions of $4.3 million. In the first nine months of fiscal 2002, operating activities, exclusive of changes in operating assets and liabilities, produced $20.7 million of cash, as the Company's net loss of $37.6 million included non-cash charges of $31.9 million for goodwill impairment, depreciation and amortization of $16.6 million, accounts receivable provisions of $8.0 million, deferred income tax provision of $3.6 million, and a $2.1 million charge for the early payment of the Company's 7.92% Senior Notes, partially offset by income from discontinued operations of $4.3 million.

Changes in operating assets and liabilities produced $10.4 million of cash in the first nine months of fiscal 2003, principally due to cash provided by increases in customer advances and other liabilities of $11.0 million and proceeds from the Securitization Program of $10.0 million, partially offset by $11.8 million increase in the level of accounts receivable. In the first nine months of fiscal 2002, changes in operating assets and liabilities produced $87.8 million of cash, net, principally due to the initial proceeds under the new Securitization Program of $50.0 million, and cash provided by increases in the levels of accounts payable of $31.4 million and decreases in the level of accounts receivables of $30.6 million, partially offset by a $19.3 million reduction in accrued expenses and a $11.7 million reduction in net income taxes.

The principal factor in the $13.2 million of cash applied to investing activities for the first nine months of fiscal 2003 was expenditures of $13.5 million for property, plant and equipment. In the first nine months of fiscal 2002, the primary factor in the cash provided by investing activities was the proceeds received from the sale of Autologic of $24.2 million, partially offset by the expenditure of $10.7 million for property, plant and equipment.

Cash applied to financing activities in the first nine months of fiscal 2003 resulted from the $1.4 million payment of long-term debt, partially offset by a $0.9 million increase in bank loans. Financing activities used $95.1 million in the prior year's comparable period for the payment of $61.8 million in bank loans and a $33.4 million payment of debt, including the early payment of the $30.0 million outstanding of 7.92% Senior Notes.


Commitments

In fiscal 2000, the Company began development of a new web-enabled front-end system designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance and other functions in the branch

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital--Continued

offices of the Staffing Services segment. The total costs to develop and install this system are currently anticipated to be approximately $12.0 million (reduced from $16.0 million previously reported due to anticipated cost savings), of which approximately $7.6 million has been incurred and capitalized to date. The Company has no other material capital commitments.

There has been no material change through August 3, 2003 in the Company's contractual cash obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2002.


Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements, as that term has meaning in Item 303(a)(4) of Regulation S-K.


Credit Lines

At August 3, 2003, the Company had credit lines with domestic and foreign banks that provide for borrowings and letters of credit up to an aggregate of $50.8 million, including a $40.0 million revolving credit facility (the "Credit Facility") in favor of the Company and designated subsidiaries under a secured syndicated revolving credit agreement (the "Credit Agreement").

The Credit Facility of $40.0 million, which is scheduled to expire in April 2004, includes a $15.0 million letter of credit sub-facility. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, NA and Lloyds TSB Bank, PLC. This two-year Credit Facility, along with a three-year accounts receivable Securitization Program (see below), replaced the Company's $115.5 million credit agreement which was due to expire in September 2002. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables, generally at the end of the fiscal month preceding a borrowing. At August 3, 2003, the borrowing base was approximately $33.8 million. Borrowings under the Credit Facility are to bear interest at various options selected by the Company at the time of each borrowing, certain of which rate options are based on a leverage ratio, as defined, as is the facility fee. Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at August 3, 2003, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 2.4% per annum. At August 3, 2003, the facility fee was 0.4% per annum. The Company has not borrowed, and no letters of credit have been issued, under the Credit Facility since its inception in April 2002.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million (the Company's consolidated tangible net worth, as defined, as of August 3, 2003 was $227.4 million); a limitation on cash dividends and capital stock repurchases and redemptions by the Company in any one fiscal

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Sources of Capital--Continued

year to 25% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. As a result of the loss sustained by the Company in fiscal 2002, the Company is currently restricted from paying dividends, and making stock repurchases and stock redemptions. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At August 3, 2003, the Company was in compliance with all covenants in the Credit Agreement and believes it will be in compliance with all covenants through fiscal 2003.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At August 3, 2003, four of those guarantors have pledged approximately $45.4 million of accounts receivable, other than those in the Securitization Program (discussed below), as collateral security for their guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility. The Company has pledged all of the stock of its Volt Funding Corp. subsidiary (discussed below) as collateral security for its own obligations under the Credit Facility.


Securitization Program

Effective April 15, 2002, the Company entered into a $100.0 million three-year accounts receivable securitization program ("Securitization Program"). Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $100.0 million). The Company retains the servicing responsibility for the accounts receivable. On April 15, 2002, TRFCO initially purchased from Volt Funding a participation interest of $50.0 million out of an initial pool of approximately $162.0 million of receivables. Of the $50.0 million cash paid by Volt Funding to the Company, $35.0 million was used to repay the entire outstanding principal balance under the Company's former revolving credit facility. At May 14, 2003, TRFCO had purchased from Volt Funding a participation interest of $70.0 million out of a pool of approximately $176.8 million of receivables.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

New Accounting Pronouncements to be Effective in Fiscal 2003 - Continued

145 that amend SFAS No. 13 were adopted by the Company in its consolidated financial statements for the first quarter of fiscal 2003. The adoption of SFAS No. 145 will not have a material impact on the Company's consolidated financial position or results of operations, but required a reclassification of the extraordinary item arising from the March 2002 early payment of the Company's 7.92% Senior Notes to Other Expense in the second quarter of fiscal 2003.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide new guidance concerning the transition when a company changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding such cost in annual financial statements and condensed interim financial statements. As required, certain provisions of SFAS No. 148 were adopted by the Company in the condensed consolidated financial statements for the second quarter of fiscal 2003 included in this Report (see Note A of Notes to Condensed Consolidated Financial Statements). The Company believes that the adoption of SFAS No. 148 will not have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" to provide new guidance with respect to the consolidation of all previously unconsolidated entities, including special purpose entities. The Company has no unconsolidated subsidiaries; however, the Company continues to evaluate the impact of the adoption of the interpretation on the Company's consolidated financial position and results of operations.

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

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure in the following areas:


Interest Rate Market Risk

The Company has cash and cash equivalents ($58.4 million at August 3, 2003) on which interest income is earned at variable rates. At August 3, 2003, the Company had short-term borrowings totaling $3.4 million under credit lines with various domestic and foreign banks and also had sold a participation interest of $70.0 million in accounts receivable under the Securitization Program. The interest rates on investments and borrowings and the cost of the Securitization Program, the latter of which is based, in part, on prevailing interest rates in the commercial paper market, are variable and, therefore, interest income, interest expense and the cost of the Securitization Program are affected by the general level of U.S. and foreign interest rates. Increases in interest rates would result in higher interest expense and higher securitization costs that could be substantially offset by an increase in interest income, depending upon the levels of cash and cash equivalents, borrowings and financing under the Securitization Program. The Company's policy is to take actions that would mitigate risk when appropriate and available.

The Company's long-term debt of $14.2 million at August 3, 2003 consists of borrowings at fixed interest rate, and the Company's interest expense related to these borrowings is not exposed to changes in interest rates in the near term.

Equity Price Risk

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At August 3, 2003, the total market value of these investments was $3.9 million, all of which were being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

Foreign Exchange Market Risk

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuate against the dollar, which may impact reported earnings. The Company attempts to reduce these risks by utilizing foreign currency contracts and borrowings to hedge the adverse impact on foreign currency net assets when the value of the dollar strengthens against the related foreign currency. At August 3, 2003, the Company had entered into foreign currency options and forward contracts in the aggregate notional amount of $7.8 million, which approximately offset the Company's exposure in foreign currencies at that date. As a result, the Company does not believe that it is exposed to material foreign exchange market risk.

ITEM 4 - CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that there are reasonable assurances that information relating to the Company, which is required to be disclosed in this report, is recorded, processed, summarized and reported, within required time periods. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure.

(b)      Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company's internal control over financial reporting during the period covered by this quarterly report, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


Exhibit  Description
-------  -----------------------------------------------------------------------------------------------------
15.01    Letter from Ernst & Young LLP regarding Independent Accountants' Review Report

15.02    Letter from Ernst & Young LLP regarding Rule 436(c) of the Securities Act of 1933

31.01    Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02    Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01    Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.02    Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K:

During the quarter ended August 3, 2003, the Company filed a Report on Form 8-K dated June 12, 2003 (date of earliest event reported) reporting under Item 7, Financial Statements and Exhibits and Item 9 Regulation FD Disclosure.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 VOLT INFORMATION SCIENCES, INC.
                                                          (Registrant)



                                       BY: /s/ JACK  EGAN
                                           ------------------------------
Date:  September 10, 2003                  JACK EGAN
                                           Vice President - Corporate Accounting
                                           (Principal Accounting Officer)




                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number   Description
-------  -----------
15.01    Letter from Ernst & Young LLP regarding Independent Accountants' Review Report

15.02    Letter from Ernst & Young LLP regarding Rule 436(c) of the Securities Act of 1933

31.01    Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02    Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01    Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.02    Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                  EXHIBIT 15.01


ERNST & YOUNG LLP      5 Times Square                        Phone 212-773-3000
                       New York, New York  10036


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Volt Information Sciences, Inc.


We have reviewed the accompanying unaudited condensed consolidated balance sheet of Volt Information Sciences, Inc. and subsidiaries as of August 3, 2003, and the related unaudited condensed consolidated interim statements of operations for the nine and three month periods ended August 3, 2003 and August 4, 2002, and the unaudited condensed consolidated statements of cash flows for the nine month periods ended August 3, 2003 and August 4, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying unaudited condensed consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Volt Information Sciences, Inc. as of November 3, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, not presented herein; and in our report dated December 18, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of November 3, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



September 4, 2003

                                                                  EXHIBIT 15.02

ERNST & YOUNG LLP    5 Times Square                           Phone 212-773-3000
                     New York, New York  10036


September 9, 2003


To the Board of Directors
Volt Information Sciences, Inc.


We are aware of the incorporation by reference in Registration Statement No. 333-13369 on Form S-8 dated October 3, 1996, Registration Statement No. 333-45903 on Form S-8 dated February 9, 1998 and Registration Statement No. 333-106245 on Form S-8 dated June 18, 2003 of Volt Information Sciences, Inc. of our report dated September 4, 2003, relating to the unaudited condensed consolidated interim financial statements of Volt Information Sciences, Inc. which are included in its Form 10-Q for the quarter ended August 3, 2003.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



New York, New York

                                                                EXHIBIT 31.01

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                                   PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William Shaw, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Volt Information Sciences, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15e) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


September 10, 2003                                   /s/William Shaw
                                                     --------------------------
                                                     William Shaw
                                                     Chairman of the Board,
                                                     President and Principal
                                                     Executive Officer

                                                                  EXHIBIT 31.02


                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James J. Groberg, certify that:

1.   I have reviewed this report on Form 10-Q of Volt Information Sciences,
     Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15e) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


September 10, 2003                              /s/James J. Groberg
                                                -------------------------------
                                                James J. Groberg
                                                Senior Vice President and
                                                Principal Financial Officer

                                                                  EXHIBIT 32.01


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Volt Information Sciences, Inc. (the "Company") on Form 10-Q for the period ending August 3, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Shaw, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

September 10, 2003

                                                     /s/ William Shaw
                                                     --------------------------
                                                     William Shaw
                                                     Principal Executive Officer



A signed original of this written statement required by Section 906 has been provided to Volt Information Sciences, Inc. and will be retained by Volt Information Sciences, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                  EXHIBIT 32.02


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Volt Information Sciences, Inc. (the "Company") on Form 10-Q for the period ending August 3, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
J. Groberg, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

September 10, 2003

                                                    /s/ James J. Groberg
                                                    ---------------------------
                                                    James J. Groberg
                                                    Principal Financial Officer





A signed original of this written statement required by Section 906 has been provided to Volt Information Sciences, Inc. and will be retained by Volt Information Sciences, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.