Form 10-K
period 2003-11-02
VOLT INFORMATION SCIENCES INC
filed 2004-01-28
CIK 103872

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)

/ X / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
         For the fiscal year ended November 2, 2003
                                            or
/   /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (No Fee Required)
         For the transition period from _________________ to _________________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        ---   ---

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $99 million, based on the closing price of $13.23 per share on the New York Stock Exchange on May 4, 2003 (the last day of the Registrant's fiscal second quarter). Shares of common stock held beneficially by executive officers and directors and their spouses and the Registrant's Savings Plan, have been excluded, without conceding that all such persons or plans are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 16, 2004 was 15,222,675.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's Proxy Statement for its 2004 Annual Meeting are incorporated by reference into Part III of this Report.


                                TABLE OF CONTENTS


                                                                                                     Page
                                                                                                     ----
PART I

      Item 1.           Business                                                                       2
      Item 2.           Properties                                                                    25
      Item 3.           Legal Proceedings                                                             26
      Item 4.           Submission of Matters to a Vote of Security Holders                           26

PART II

      Item 5.           Market for Registrant's Common Stock, Related Stockholder
                              Matters and Insider Purchases of Equity Securities                      28
      Item 6.           Selected Financial Data                                                       29
      Item 7.           Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                           31
      Item 7A.          Quantitative and Qualitative Disclosures About
                              Market Risk                                                             51
      Item 8.           Financial Statements and Supplementary Data                                   54
      Item 9.           Changes in and Disagreements with Accountants
                              on Accounting and Financial Disclosure                                  84
      Item 9A.          Controls and Procedures                                                       84

  PART III

      Item 10.          Directors and Executive Officers of the Registrant                            84
      Item 11.          Executive Compensation                                                        84
      Item 12.          Security Ownership of Certain Beneficial
                              Owners and Management                                                   84
      Item 13.          Certain Relationships and Related Transactions                                84
      Item 14.          Principal Accountant Fees and Services                                        84

  PART IV

      Item 15.          Exhibits, Financial Statements, Schedules and
                              Reports on Form 8-K                                                     85

PART I
ITEM 1.  BUSINESS

General
-------

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

o    Staffing Services
     -----------------

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

     o Information Technology Solutions - provides a wide range of information technology services including consulting, outsourcing, turnkey project management and software and web development.

     o E-Procurement Solutions - provides global vendor neutral procurement and management solutions for supplemental staffing using web-based software systems.

o    Telecommunications and Information Solutions
     --------------------------------------------

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

(3) Telecommunications Services - This segment provides telecommunications services, including design, engineering, construction, installation, maintenance and removals in the outside plant and central offices of telecommunications and cable companies and within their customers' premises, as well as for large commercial and governmental entities requiring telecommunications services; and also provides complete turnkey services for wireless and wireline telecommunications companies.

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

Information as to Operating Segments
------------------------------------

The following tables set forth the contribution of each operating segment to the Company's consolidated sales and operating profit for each of the three fiscal years in the period ended November 2, 2003, and those assets identifiable within each segment at the end of each of those fiscal years. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements in Items 7 and 8, respectively, of this Report.


                                                                           November         November         November
                                                                           2, 2003          3, 2002          4, 2001
                                                                           --------         --------         --------
                                                                                         (In thousands)
NET SALES
Staffing Services:
   Traditional Staffing--Note 1                                           $1,266,875       $1,141,717        $1,251,282
   Managed Services                                                        1,043,572          745,667           737,417
                                                                          ----------       ----------        ----------
   Total gross sales                                                       2,310,447        1,887,384         1,988,699
   Less Non-recourse Managed Services--Note 2                               (967,379)        (679,110)         (503,027)
   Intersegment sales                                                          2,367            2,044            12,169
                                                                          ----------       ----------        ----------
                                                                           1,345,435        1,210,318         1,497,841
                                                                          ----------       ----------        ----------
Telephone Directory:
   Sales to unaffiliated customers                                            70,116           83,212            99,682
   Intersegment sales                                                             43              114               264
                                                                          ----------       ----------        ----------
                                                                              70,159           83,326            99,946
                                                                          ----------       ----------        ----------
Telecommunications Services:
   Sales to unaffiliated customers                                           112,201          104,039           246,892
   Intersegment sales                                                            638            4,833             2,040
                                                                          ----------       ----------        ----------
                                                                             112,839          108,872           248,932
                                                                          ----------       ----------        ----------
Computer Systems:
   Sales to unaffiliated customers                                            84,472           72,261            66,435
   Intersegment sales                                                          9,167            6,535             4,863
                                                                          ----------       ----------        ----------
                                                                              93,639           78,796            71,298
                                                                          ----------       ----------        ----------

Elimination of intersegment sales                                            (12,215)         (13,526)          (19,336)
                                                                          ----------       ----------        ----------
TOTAL NET SALES                                                           $1,609,857       $1,467,786        $1,898,681
                                                                          ==========       ==========        ==========
SEGMENT PROFIT (LOSS)
Staffing Services                                                            $21,072          $20,469           $16,558
Telephone Directory                                                            7,674            6,712             2,238
Telecommunications Services                                                   (3,986)         (13,259)            7,353
Computer Systems                                                              14,679            8,912            10,739
                                                                          ----------       ----------        ----------
Total segment profit                                                          39,439           22,834            36,888

General corporate expenses                                                   (27,668)         (22,704)          (24,416)
                                                                          ----------       ----------        ----------
TOTAL OPERATING PROFIT                                                        11,771              130            12,472

Interest and other (loss) income--Note 3                                      (1,953)          (2,611)              859
Gain on securities-net                                                                                            5,552
Gain on sale of partnership interest                                                                              4,173
Interest expense                                                              (2,070)          (4,549)          (11,880)
Foreign exchange gain (loss)                                                     299             (477)             (158)
                                                                          ----------       ----------        ----------
Income (loss) from continuing operations before
    income taxes                                                              $8,047          ($7,507)          $11,018
                                                                          ==========       ==========        ==========



VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
OPERATING SEGMENT DATA--Continued
                                                                               November          November         November
                                                                                2, 2003           3, 2002          4, 2001
                                                                               --------          --------         --------
                                                                                          (In thousands)
IDENTIFIABLE ASSETS
Staffing Services                                                              $350,796          $332,482         $319,659
Telephone Directory                                                              60,152            60,105           75,886
Telecommunications Services                                                      49,053            46,666           87,723
Computer Systems                                                                 39,006            31,860           35,039
                                                                               --------          --------         --------
                                                                                499,007           471,113          518,307
Assets held for sale--Note 4                                                                                        47,635
Cash, investments and other corporate assets                                     39,686            38,477           71,294
                                                                               --------          --------         --------
Total assets                                                                   $538,693          $509,590         $637,236
                                                                               ========          ========         ========

Note 1 As previously announced, the Company has changed the method of reporting revenues of its Professional Employer Organization ("PEO") subsidiary, Shaw & Shaw, from gross billing to a net revenue basis in fiscal 2003. Accordingly, reported PEO revenues and related cost of sales for fiscal years 2002 and 2001 have been reduced by $20.1 million and $33.6 million, respectively, with no effect on operating profit or the net results to the Company.

Note 2 Under certain contracts with customers, the Company manages the customers' alternative staffing requirements, including transactions between the customer and other staffing vendors ("associate vendors"). When payments to associate vendors are subject to receipt of the customers' payment to the Company, the arrangements are considered non-recourse against the Company and revenue, other than management fees to the Company, is excluded from sales.

Note 3 Pursuant to the Company's previously announced adoption of SFAS No.145, results for fiscal year 2002 have been restated to give effect to the reclassification of a charge of $2.1 million arising from the March 2002 early payment of the Company's 7.92% senior notes to other expense, previously presented as an extraordinary item.

Note 4 On November 30, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), which was the Company's former Electronic Publication and Typesetting segment, was acquired by Agfa Corporation through a tender offer for all of Autologic's outstanding shares and a subsequent merger. The Company received $24.2 million for its shares. The Company's gain on the sale of $4.5 million, including a tax benefit of $1.7 million (resulting from a taxable loss versus a gain for financial statement purposes), was reflected in fiscal 2002. The results of operations of Autologic have been classified as discontinued, Autologic's prior period results have been reclassified and its assets have been included as Assets held for sale, on a separate line item in the Company's fiscal 2001 balance sheet.

Forward-Looking Statements
--------------------------

This report and other reports and statements issued by the Company and its officers from time to time contain certain "forward-looking statements." Words such as "may," "should," "could," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy," "likely," and similar expressions are intended to identify forward-looking statements about the Company's future plans, objectives, performance, intentions and expectations. These forward-looking statements are subject to a number of known and unknown risks and uncertainties including, but are not limited to, those set forth below under "Factors That May Affect Future Results," as well as the following:

o variations in the rate of unemployment and higher wages sought by temporary workers in certain technical fields particularly characterized by labor shortages, which could affect the Company's ability to meet its customers' demands and the Company's profit margins;

o the adverse effect of customers and potential customers moving manufacturing and servicing operations off-shore, reducing their need for temporary workers;

o the ability of the Company to diversify its available temporary personnel to offer greater support to the service sector of the economy;

o changes in customers' attitudes toward the use of outsourcing and temporary personnel;

o    intense price competition and pressure on margins;

o the Company's ability to meet competition in its highly competitive markets with minimal impact on margins;

o the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner;

o the Company's ability to achieve customer acceptance of its products and systems in markets characterized by rapidly changing technology and frequent new product introductions;

o risks inherent in new product introductions, such as start-up delays, cost overruns and uncertainty of customer acceptance;

o    the timing of customer acceptances of systems;

o    the Company's dependence on third parties for some product components;

o    the degree and effects of inclement weather; and

o the Company's ability to maintain a sufficient credit rating to enable it to continue its securitization program and ability to maintain its existing credit rating in order to avoid any increase in interest rates and any increase in fees under its revolving credit facility, as well as to comply with the financial and other covenants applicable under its credit facility and other borrowing instruments.

Such risks and uncertainties could cause the Company's actual results, performance and achievements to differ materially from those described in or implied by the forward-looking statements. Accordingly, readers should not place undue reliance on any forward-looking statements made by or on behalf of the Company. The Company does not assume any obligation to update any forward-looking statements after the date they are made.

                     Factors That May Affect Future Results

The Company's business is dependent upon general economic, competitive and other business conditions including the effects of weakened United States and European economies.

The demand for the Company's services in all segments is dependent upon economic conditions. Accordingly, the Company's business tends to suffer during economic downturns. The Company's business is dependent upon the continued financial strength of its customers. Certain of the Company's customers have announced layoffs, unfavorable financial results, investigations by government agencies and lowered financial expectations for the near term. Customers that experience any of these events are less likely to use the Company's services.

In the staffing services segment, a weakened economy results in decreased demand for temporary and permanent personnel. As economic activity slows down, many of the Company's customers reduce their use of temporary employees before they reduce the number of their regular employees. There is less need for contingent workers in all potential customers, who are less inclined to add to their costs. Since employees are reluctant to risk changing employers, there are fewer openings and reduced activity in permanent placements as well. The segment has also experienced margin erosion caused by increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal. Customer use of the Company's telecommunications services is similarly affected in that some of the Company's customers reduce their use of outside services in order to provide work to their in-house departments and, in the aggregate, because of the current downturn in the telecommunications industry and continued over capacity, there is less available work. The continued delay in telecommunications companies' capital expenditure projects during the current economic climate has significantly reduced the segment's revenue, particularly from long-haul fiber optic projects and cross-connect box projects, and little improvement can be expected until the industry begins to increase its capital expenditures.

Additionally, the degree and timing of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services, could adversely affect the Company's businesses.

Many of the Company's contracts either provide no minimum purchase requirements or are cancelable during the term.

In all segments, the Company's contracts, even those master service contracts whose duration spans a number of years, provide no assurance of any minimum amount of work that will actually be available under any contract. In addition, many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract. Therefore, these contracts do not give the assurances that long-term contracts typically provide.

The Company's staffing services business subjects it to employment-related claims.

The Company's staffing services business employs individuals on a temporary basis and places them in a customer's workplace. The Company's ability to control the workplace is limited, and the Company risks incurring liability to its employees for injury or other harm that they suffer at the customer's workplace. Although the Company has not historically suffered materially for such harm suffered by its employees, there can be no assurance that future claims will not materially adversely affect the Company.

Additionally, the Company risks liability to its customers for the actions of the Company's temporary employees that result in harm to the Company's customers. Such actions may be the result of negligence or misconduct on the part of the Company's employees.

The Company may incur fines or other losses and negative publicity with respect to any litigation in which it becomes involved. Although the Company maintains insurance for many such actions, there can be no assurance that its insurance will cover future actions or that the Company will continue to be able to obtain such insurance on acceptable terms, if at all.

New and increased government regulation could have a material adverse effect on the Company's business.

The Company's businesses are subject to licensing in many states and licensing and regulation in certain foreign jurisdictions. Although the Company has not had any difficulty complying with these requirements in the past, there can be no assurance that the Company will continue to be able to do so, or that the cost of compliance will not become material. Additionally, the jurisdictions in which we do or intend to do business may:

o create new or additional regulations that prohibit or restrict the types of services that we currently provide;

o impose new or additional employee benefit requirements, thereby increasing costs that could adversely impact the Company's ability to conduct its business ;

o    require the Company to obtain additional licenses to provide its services;
     or

o increase taxes or enact new or different taxes payable by the providers of services such as those offered by the Company, some of which may not be able to be passed on to customers.

The Company is dependent upon its ability to attract and retain certain technologically qualified personnel.

The Company's future success is dependent upon its ability to attract and retain certain classifications of technologically qualified personnel for its own use, particularly in the areas of research and development, implementation and upgrading of internal systems, as well as in its staffing services segment. The availability of such personnel is dependent upon a number of economic and demographic conditions. The Company may in the future find it difficult to hire such personnel in the face of competition from other companies in different industries who are capable of offering higher compensation.

All of the industries in which the Company does business are very competitive, which could adversely affect the results of those businesses.

The Company operates in very competitive industries with, in most cases, limited barriers to entry. Some of the Company's principal competitors are larger and have substantially greater financial resources than Volt. Accordingly, these competitors may be better able than Volt to attract and retain qualified personnel and may be able to offer their customers more favorable pricing terms than the Company. In many businesses, small competitors can offer similar services at lower prices because of lower overheads. In addition to these general statements, the following information applies to the specific segments identified.

The Company's staffing services segment is in a very competitive industry with limited barriers to entry. There are many temporary service firms in the United States and Europe, many with only one or a few offices that service only a small market. On the other hand, some of this segment's principal competitors are larger and have substantially greater financial resources than Volt and service the national accounts whose business the Company solicits. Accordingly, these competitors may be better able than Volt to attract and retain qualified personnel and may be able to offer their customers more favorable pricing terms than the Company. Furthermore, all of the staffing industry is subject to the fact that contingent workers are provided to customers and most customers are more protective of their full time workforce than contingent workers.

The results of the Company's computer systems segment are highly dependent on the volume of directory assistance calls to VoltDelta's customers which are routed to the segment under existing contracts, the segment's ability to continue to secure comprehensive listings from others, its ability to obtain additional customers for these services and on its continued ability to sell products and services to new and existing customers. This segment's position in its market depends largely upon its reputation, quality of service and ability to develop, maintain and implement information systems on a cost competitive basis. Although Volt continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products can be successfully marketed.

The Company's telecommunications services segment faces substantial competition with respect to all of its telecommunications services from other suppliers and from in-house capabilities of present and potential customers. Since many of our customers provide the same type of services as the segment, the segment faces competition from its own customers and potential customers as well as from third parties. Some of this segment's significant competitors are larger and have substantially greater financial resources than Volt. There are relatively few significant barriers to entry into certain of the markets in which the segment operates, and many competitors are small, local companies that generally have lower overhead. Volt's ability to compete in this segment depends upon its reputation, technical capabilities, pricing, quality of service and ability to meet customer requirements in a timely manner. Volt believes that its competitive position in this segment is augmented by its ability to draw upon the expertise and resources of other Volt segments.

The Company's stock price could be extremely volatile and, as a result, investors may not be able to resell their shares at or above the price they paid for them.

Among the factors that could affect the Company's stock price are:

o while the Company's stock is traded on the New York Stock Exchange, there is limited float, and a relatively low average daily trading volume;

o    industry trends and the business success of the Company's customers;

o    loss of a key customer;

o    fluctuations in the Company's results of operations;

o the Company's failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of the Company's future results of operations;

o strategic moves by the Company's competitors, such as product announcements or acquisitions;

o    regulatory developments;

o    litigation;

o    general market conditions; and

o other domestic and international macroeconomic factors unrelated to our performance.

The stock market has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business in order to respond to the litigation.

The Company's principal stockholders and members of their families own a significant percentage of the Company and will be able to exercise significant influence over the Company and their interests may differ from those of other stockholders.

As of December 31, 2003, the Company's principal officers controlled approximately 47% of the Company's outstanding common stock. Accordingly, these stockholders are able to control the composition of the Company's board of directors and many other matters requiring shareholder approval and will continue to have significant influence over the Company's affairs. This concentration of ownership also could have the effect of delaying or preventing a change in control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of the Company.

Staffing Services Segment
-------------------------

Volt's Staffing Services segment, through two divisions, Technical Placement and Administrative and Industrial, provides a broad spectrum of staffing services in three major functional areas: Staffing Solutions, Information Technology ("IT") Solutions and E-Procurement Solutions, to a wide range of customers throughout the United States, Canada and Europe. The Technical Placement division provides Staffing Solutions, IT Solutions and E-Procurement Solutions, while the Administrative and Industrial division provides Staffing Solutions.

Staffing Solutions
------------------

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

Volt Services Group/Volt Europe/Volt Human Resources (Staffing Solutions Group)

Staffing solutions provided by this segment are generally identified and marketed throughout the United States as "Volt Services Group," throughout Europe as "Volt Europe" and throughout Canada as "Volt Human Resources" (the "Staffing Solutions Group") and provide a broad range of employee staffing and professional services, from over 300 branches, including dedicated on-site offices located on client premises. The Staffing Solutions Group is a single-source provider of all levels of staffing, offering to customers an extensive range of alternative employment services. Offerings include managed staffing programs, known as VoltSource, in which the segment is responsible for fulfilling a customer's entire alternative staffing requirements and engages subcontractors to assist the segment in satisfying those requirements; alternative staffing of clerical, administrative, light industrial, technical, professional and information technology personnel; employment, direct hire and professional personnel placement services; referred employee management services; and specifically tailored recruitment services.

The Staffing Solutions Group provides skilled employees, such as computer and other IT specialties, engineering, design, scientific and technical support, in its Technical Placement division. This group also provides lesser skilled employees, such as administrative, clerical, office automation, accounting, bookkeeping and other financial, call center, light industrial and other personnel, in its Administrative and Industrial division. The Staffing Solutions Group matches available workers to employer assignments and, as a result, competes both to recruit and maintain a database of potential employees and to attract clients to employ contingent workers. Personnel placements are provided for varying periods of time (both short and long-term) to companies and other organizations (including government agencies and non profit entities) in a broad range of industries that have a need for such personnel, but are unable, or choose not to, engage certain personnel as their own employees. Customers range from those that require one or two temporary employees to national accounts that require as many as several thousand temporary employees at one time.

The Staffing Solutions Group furnishes temporary employees to meet specific customer requirements, such as to complete a specific project or subproject (with employees typically being retained until its completion), meet a particular need that has arisen, substitute for regular employees during vacation or sick leave, staff high turnover positions, fill in during the full-time hiring process or during a hiring freeze, and staff seasonal peaks, conversions, inventory taking and offices that are downsizing. In addition, the Staffing Solutions Group provides management personnel to coordinate and manage special projects and to supervise temporary employees.

Many customers use more than one staffing services provider; however, in recent years, the practice of using a limited number of temporary suppliers, a sole temporary supplier or a primary supplier has become increasingly important among the largest companies. The Staffing Solutions Group has been successful in obtaining a number of large national contracts, which typically require on-site Volt representation and involve servicing multiple customer facilities. In addition to contracting for traditional temporary staffing, many of Volt's larger customers, particularly those with national agreements, have contracted for managed services programs under which Volt, in addition to itself providing staffing services, performs various administrative functions, which may include centralized and coordinated order processing and procurement of other qualified staffing providers as subcontractors, commonly referred to as "associate vendors," for service in areas where the Company does not maintain an office, as well as supplying secondary source back-up recruiting. In other managed programs, requisitions are sent simultaneously to a number of staffing firms, and Volt must compete for each placement. Other features of managed services programs include customized and consolidated billing to the customer for all of Volt's and associate vendors' services, and detailed management reports on staffing usage and costs. Some managed services programs are tailored to the customer's unique needs for ultimate single source consolidated billing, reporting and payment. In most cases, Volt is required to pay the associate vendor only after Volt receives payment from its customer. Volt also acts as an associate vendor to other national providers in their managed services programs to assist them in meeting their obligations to their customers. The bidding process for these managed service and national contracts, in general, is very competitive. Many contracts are for a one to three year time period, at which time they are typically re-bid. Others are for shorter periods or may be for the duration of a particular project or subproject or a particular need that has arisen, which requires additional or substitute personnel. These contracts expire upon completion of the project or when the particular need ends. Many of these contracts typically require considerable start-up costs and usually take from six to twelve months to reach anticipated revenue levels and reaching those levels is dependant on the customer's requirements at that time. The Staffing Solutions Group maintains a group dedicated to the acquisition, implementation and service of national accounts; however, there can be no assurance that Volt will be able to retain accounts that it currently serves, or that Volt can obtain additional national accounts on satisfactory terms.

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

Individuals hired by the Staffing Solutions Group typically become Volt employees or contractors during the period of their assignment. As employer of record, Volt is responsible for the payment of salaries, payroll taxes, workers' compensation and unemployment insurance and other benefits, which may include paid sick days, holidays and vacations and medical insurance. Class action lawsuits have been instituted in the United States against some users of temporary services, including some customers of the Company, by certain temporary employees assigned to the customers, and a few have been threatened or commenced against providers of temporary services, including one case instituted against the Company and other temporary agencies. In general, these lawsuits claim that certain temporary employees should be classified as the customers' employees and are entitled to participate in certain of the customers' benefit programs. In the Company's European markets, temporary services are more heavily regulated and litigation and governmental activity (at European Union and national levels) directed at the way the industry does business is also being conducted or considered. Volt does not know the effect, if any, the resolution of these cases or the outcome of this governmental activity will have on the industry in general or upon the Staffing Solutions Group's business.

Volt Services Group and Volt Europe also provide permanent employment services. In the United States, these services are provided through Volt Professional Placement, which is dedicated to serve as an employment search organization specializing in the recruitment and direct hire of individuals in professional disciplines including information technology, technical, accounting, finance and administrative support disciplines. The direct placement recruiters operate within Volt's existing United States and European branch system. Customers of this service include customers of Volt's Staffing Services and other segments.

Shaw & Shaw

Shaw & Shaw, Inc. provides professional employer organization ("PEO") services, also known as "employee leasing," as part of the Administrative and Industrial division. The customer using these services generally transfers its entire work force or employees of a specific department or division to Shaw & Shaw. Shaw & Shaw's services include payroll administration, human resource administration, consulting on employee legal and regulatory compliance, providing comprehensive benefits, including retirement plans, workers' compensation coverage, loss control and risk management and certain other services. The customer has control over the day-to-day job duties of the employees. Shaw & Shaw utilizes the purchasing power of the Company and, thus, is able to provide its customers' employees with a competitive benefits package. Customers are relieved of the administrative responsibilities involved in maintaining employees.

Shaw & Shaw provides and markets its services to large and small client companies in a broad spectrum of industries and non-profit organizations. Sales generated by Shaw & Shaw in fiscal 2003 represented less than 1% of the Staffing Services segment's total sales due to the Company reporting these revenues net of related payroll costs.

Information Technology Solutions
--------------------------------

VMC Consulting/Volt Europe Solutions

VMC Consulting (VMC) and Volt Europe Solutions are outsource consulting companies offering a comprehensive portfolio of project-based professional services from quality assurance, software/firmware testing to extended sales and customer support in outsource, insource or blended environment to Global 2000 clients in 30 states in North America and 7 countries in Asia and Europe.

These business units, as part of the Technical Placement division, perform outsource services in the form of project-based work, in which the Company assumes responsibility for project milestones and deliverables. Services include hardware and software testing, software development, systems integration, project management, information technology services, technical communications, extended sales, technical support and technical communications call centers, information technology services, systems integration and software development and logistics and clinical research. State-of-the-art technology solutions are delivered to clients on a project basis, with the work performed either in Volt's premises or at the client's location.

The Company's Information Technology Solutions services are generally marketed throughout the United States under the names VMC Consulting, in Canada under the name VMC Consulting Canada and in the United Kingdom and continental Europe under the names Volt Europe Solutions and VMC Consulting Europe. VMC Consulting is based in Redmond, Washington. Volt Europe Solutions is based in Redhill, England and VMC Consulting Europe is based in Slough, England.

Although VMC Consulting and Volt Europe Solutions continue their efforts to increase their customer base and to broaden their services, there is no assurance that this group's present or future services will be competitive, that the units will continue to obtain new customers or renew and/or extend existing customer contracts or develop new services or that its present services or new services will continue to be successfully marketed.

E-Procurement Solutions
-----------------------

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

A vendor neutral program enables customers to fulfill their staffing requirements selecting an employee from a number of staffing firms, including Volt (if a selected vendor), based upon the customer requirements and the skills of the candidates. At the core of the ProcureStaff model are Consol and HRP, patent pending business-to-business e-commerce procurement applications that are designed to streamline client and vendor functions with increased efficiencies while significantly reducing costs.

Utilizing Consol and HRP, web-based software systems, and proprietary management methodologies, ProcureStaff provides procurement and management solutions for supplemental or alternative staffing, primarily in the United States and Europe as part of the Technical Placement division. The Company believes that ProcureStaff represents the next generation of staffing services systems and software.

Consol automates and manages the source-to-settle process for resource-based services to provide visibility and centralized control over all categories of enterprise-wide services expenditures. ProcureStaff provides this source-to-settle process to its customers with web-based access for requisition management, electronic procurement, relationship management, vendor management, time keeping, consolidated invoicing, resource redeployment, demand management and sophisticated graphical ad-hoc management reporting.

By adhering to open standards, ProcureStaff enables both customers and vendors to facilitate implementation with minimal cost and resources. Implementation of these programs typically requires considerable start up costs by ProcureStaff and usually takes up to four months. ProcureStaff competes with other companies which provide similar vendor neutral solutions, some of which are affiliated with competitive staffing companies. ProcureStaff believes that its experience in developing and implementing sophisticated software solutions and on-site staffing management for major domestic and international corporations provides the type of expertise necessary to build superior global staffing and vendor procurement solutions.

The enhancements to ProcureStaff's software systems and the ability of ProcureStaff to offer a vendor neutral procurement environment are designed to enable ProcureStaff to pursue new opportunities in the business-to-business marketplace.

Although ProcureStaff continues its efforts to obtain new customers and to develop and enhance its services and systems, there is no assurance that this division's present or future services will be competitive, that the division will continue to obtain new customers or renew and/or extend existing customer contracts or develop new services or that present services or new services will continue to be successfully marketed.

During the week ended November 2, 2003, the entire Staffing Services segment provided approximately 36,700 (31,500 in 2002) of its own employees to its customers, in addition to employees provided by subcontractors and associate vendors.

While the markets for the entire Staffing Services segment's services include a broad range of industries throughout the United States and Europe, general economic conditions in specific geographic areas or industrial sectors have had, in the present are having and in the future could have, an effect on the profitability of this segment. The segment has been adversely affected by the weakened economy in the United States and Europe, causing customers to significantly reduce their requirement for alternative and permanent staffing and the other services provided by this segment. The segment has also experienced margin erosion caused by increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal. The segment has implemented a series of cost cutting initiatives and is committed to further efficiencies designed to increase profitability. However, there can be no assurances that this increase in profitability will occur. In addition, this segment could be adversely affected by changes in laws, regulations and government policies, including the results of pending litigation and governmental activity regarding the staffing services industry, and related litigation expenses, customers' attitudes toward outsourcing and temporary personnel, any decreases in rates of unemployment in the future and higher wages sought by temporary workers, especially those in certain technical fields often characterized by labor shortages.

The Company has increased the number of its offices which offer higher margin project-oriented services to its customers and thus assumed greater responsibility for the finished product. As the Staffing Services segment increases the amount of project-oriented work it performs for customers, the risks of unsuccessful performance, including claims by customers, uncompensated rework and other liabilities increase. While the Company believes that it can successfully implement these project-based contracts, there can be no assurance that the Company will be able to do so, or that it can continue to obtain such contracts on a satisfactory basis or continue delivering quality results that satisfy its customers.

The ability of the entire Staffing Services segment to compete successfully for customers depends on its reputation, pricing and quality of service provided and its ability to engage, in a timely manner, personnel meeting customer requirements. Competition varies from market-to-market and country-to-country and in most areas, there are limited barriers to entry and no single provider has a dominant share of the market. The staffing services market is highly competitive, particularly for office clerical and light industrial personnel. Pricing pressure from customers and competitors continues to be significant and high state unemployment and workers compensation rates continue to impact margins. Many of the contracts entered into by this segment are of a relatively short duration, and awarded on the basis of competitive proposals which are periodically re-bid by the customer. Under many of these contracts, there is no assurance of any minimum amount of work that will actually be available. Although Volt has been successful in obtaining various short and long-term contracts in the past, in many instances margins under these contracts have decreased. There can be no assurance that existing contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to the Company, or that revenues or profitability from an expired contract will be immediately replaced. Some of this segment's national contracts are large, and the loss of any large contract could have a significantly negative effect on this segment's business unless, and until, the business is replaced. The segment competes with many technical service, temporary personnel, other alternative staffing and permanent placement firms, some of which are larger and have substantially greater financial resources than Volt, as well as with individuals seeking direct employment with the Company's existing and potential customers.

Telephone Directory Segment
---------------------------

Volt's Telephone Directory segment publishes independent telephone directories in the United States and publishes telephone directories in Uruguay under a contract with the government-owned telephone company; provides telephone directory production, commercial printing, database management, sales and marketing services; licenses directory production and contract management software systems to directory publishers and others; and provides various computer-based services to public utilities and financial institutions. This segment has transitioned in the United States, from the production of telephone directories for others, to the publishing of its own independent telephone directories. This segment consists of DataNational, Directory Systems/Services, the Uruguay division and Volt VIEWtech.

     DataNational

     DataNational, Volt's independent telephone directory publisher, principally publishes community-based directories, primarily in the mid-Atlantic and southeastern portions of the United States, Arkansas and Texas. DataNational's community-based directories provide consumers with information concerning businesses that provide services within their local geographic area. The directories may also include features that are unique to the community, such as school information, maps and a calendar of events. All of the DataNational directories are also available on the internet at www.communityphonebook.info. The division identifies markets where demographics and local shopping patterns are favorable to the division's community-oriented product and expands accordingly. During fiscal 2003, the division published 109 community, county and regional directories. DataNational's principal competitors are regional telephone companies, whose directories typically cover a much wider geographic area than the DataNational directories, as well as other independent telephone directory companies, which compete on the local level. DataNational's revenues are generated from yellow page advertising sold in its directories. Volt believes that advertisers are attracted to DataNational's community directories because the directories enable them to specifically target their local markets at a much lower cost.

     Directory Systems/Services

     Directory Systems/Services develops and markets telephone directory systems and services to directory publishers, using computer systems manufactured by others, combined with proprietary software developed by the Company and by third parties specifically for the division. These systems manage the production and control of databases principally for directory and other advertising media publishers and produce digitized display advertisements and photocomposed pages, with integrated graphics for yellow and white pages directories, as well as CD/ROM directories. These systems incorporate "workflow management," by which ads are automatically routed between workstations, increasing throughput and control, including management of additions and deletions of listings. These systems are licensed to, and the services are performed for, publishers and others worldwide, as well as for the segment's DataNational division.

     Directory Systems/Services also publishes semi-annually The National Internet Toll-Free Directory ( www.internettollfree.com ), which provides Internet web sites and toll-free listings for businesses. The revenues for this product are generated by selling advertising in this directory and from the sale of directories to third party resellers.

     Uruguay

     Volt's Uruguay division is the official publisher of white and yellow pages telephone directories for Antel, the government-owned telephone company in Uruguay, under a contract originally entered into in 1983 and subsequently extended through 2006. Revenues are generated from the sale of yellow page advertising.

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

     Economic instability in neighboring countries, as well as in Uruguay itself, continues to have a significant adverse impact on advertising and printing revenue and operating profits. Because of this instability, the Company is also seeking to renegotiate the contract with Antel, which could result in an early termination or reduction (or increase) in directory revenue and operating profits.

     Volt VIEWtech

     Volt VIEWtech services the energy and water utility industries, providing energy and water conservation based customer services. VIEWtech is one of the oldest and most experienced lenders and servicers for the Fannie Mae Energy Loan program, which provides low interest and energy efficient home improvement financing under major utility sponsorship. These loans are immediately resold, after closing, to Fannie Mae. VIEWtech retains servicing of loans after they are resold, providing billing, collection and document custodian services on behalf of Fannie Mae. VIEWtech also provides servicing for loans resold by other Fannie Mae Energy Loan lenders. VIEWtech is also a utility rebate processing firm, processing energy and water efficient appliance and home improvement rebates on behalf of utilities across the nation.

Volt's ability to compete in its Telephone Directory segment depends on its reputation, technical capabilities, price, quality of service and ability to meet customer requirements in a timely manner. Volt believes that its competitive position in this segment's areas of operations is augmented by its ability to draw upon the expertise and resources of its other segments. The segment faces intense competition for all of its services and products from other suppliers and from in-house facilities of potential customers. Some of this segment's significant competitors are companies that are larger and have substantially greater financial resources than Volt. This segment's sales and profitability are highly dependent on advertising revenue, which has been and continues to be affected by general and local economic conditions.

Other than DataNational, a substantial portion of this segment's business is obtained through submission of competitive proposals for contracts. These short and long-term contracts are re-bid after expiration. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business and customers, there can be no assurance that contracts will be renewed or extended, that the segment can successfully obtain new business and customers or that additional or replacement contracts will be awarded to the Company on satisfactory terms.


Telecommunications Services Segment
-----------------------------------

Volt's Telecommunications Services segment provides telecommunications and other services, including design, engineering, construction, installation, maintenance and removals of telecommunications equipment for the outside plant and central offices of telecommunications and cable companies, and within end-user premises, throughout North America, Europe and in the Pacific Basin. This segment also provides complete turnkey services for wireless telecommunications carriers and wireless infrastructure suppliers and provides limited distribution of products. In Europe, some services were performed by the Company's Volt Telecom Europe subsidiary, which because of the telecommunications depression in Europe, operated at reduced levels during the fiscal year and was operating at a minimal level as of the end of the fiscal year.

The Telecommunications Services segment is a full-service provider of turnkey solutions to the telecommunications, cable and related industries, as well as for large corporations and governmental entities. The segment's services include:

o Engineering services, including feasibility studies, right of way acquisition, network design and detailed engineering for copper, coaxial and fiber systems, carrier systems design, conduit design, computer-aided design drafting, digitizing records, building industry consultant engineering (BICSI), turnkey design, program management, air pressure design and record verification.

o Construction services, including both aerial and underground construction services, using the Company's owned and leased vehicles and equipment. These services include jack and bore, directional boring, excavation for conduit and manhole systems, cable placement and splicing, pole placement and wrecking, copper, coaxial and long- and short-haul fiber optic cable installation, splicing, termination and testing, project management and inspection services. Construction services have been, and could in the future, be adversely affected by weather conditions, because much of the business is performed outdoors.

o Business Systems Integration services, including structured cabling and wiring and field installation and repair services involving the design, engineering, installation and maintenance of various types of local and wide-area networks, utilizing copper wiring and fiber optics, for voice, data and video, and digital subscriber lines (DSL) and other broadband installation and maintenance services to operating telephone companies, long distance carriers, telecommunications equipment manufacturers, cable companies and large end-users, in both the government and private sectors.

o Central Office engineer, furnish and install (EF&I) services, including central office engineering, installation and removal of transmission systems, distribution frame systems, AC/DC power systems, wiring and cabling, switch peripheral systems, equipment assembly and system integration and controlled environment structures, and other network support services, such as grounding surveys and asset management.

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

This segment also accommodates clients in the telecommunications industry that require a full range of services from multiple Volt business segments, such as human resources, systems analysis, network integration, software development and turnkey applications. This segment also resells telecommunications equipment to customers. In addition, this segment offers the added value of being able to provide total management of multi-discipline projects because of its ability to integrate efforts on a single project and to assume responsibility for programs that require a single point of contact and uniform quality. The segment performs these services on a project and/or contract personnel placement basis in the outside plant, central offices, wireless sector and within end-user premises. Customers include telephone operating companies, inter-exchange carriers, long distance carriers, local exchange carriers, wireless carriers, telecommunications equipment manufacturers, cable television providers, electric, gas, water and water-services utilities, federal, state and municipal government units and private industry.

This segment faces substantial competition with respect to all of its telecommunications services from other suppliers and from in-house capabilities of potential customers. Additionally, many customers provide the same type of services as the segment, which means that the segment faces competition from its own customers as well as from third parties. Some of this segment's significant competitors are larger and have substantially greater financial resources than Volt. There are relatively few significant barriers to entry into certain of the markets in which the segment operates, and many competitors are small, local companies that generally have lower overhead. Volt's ability to compete in this segment depends upon its reputation, technical capabilities, pricing, quality of service and ability to meet customer requirements in a timely manner. Volt believes that its competitive position in this segment is augmented by its ability to draw upon the expertise and resources of other Volt segments.

A portion of Volt's business in this segment is obtained through the submission of competitive proposals for contracts that typically expire within one to three years and upon expiration are re-bid and price is often an important factor in the award of such agreements. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract. Therefore, these contracts do not give the assurances that long-term contracts typically provide. Under many of these contracts, including master service contracts, there is no assurance of any minimum amount of work that will actually be available. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business and customers, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms or that the Company can obtain new business and customers. The continued delay in telecommunications companies' capital expenditure projects during the current economic climate has significantly reduced the segment's revenue, particularly from long-haul fiber optic projects and cross-connect box projects, and little improvement can be expected until the industry begins to increase its capital expenditures.

Computer Systems Segment
------------------------

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

     To meet the needs of customers who desire to upgrade their operator services capabilities by procuring services as an alternative to making a capital investment, the unit has deployed and is marketing enhanced directory assistance and other information service capabilities as a transaction-based ASP service, charging a fee per transaction. One ASP service is marketed as DirectoryExpress, which provides directory assistance operators worldwide with access to over 180 million United States and Canadian business, residential and government listings. VoltDelta owns and operates its own proprietary systems and provides its customers access to a national database sourced from listings obtained by VoltDelta from the Regional Bell Operating Companies ("RBOCs") and other independent sources. In addition, VoltDelta continues to provide customers with new systems, as well as enhancements to existing systems, equipment and software.

     In addition to DirectoryExpress, VoltDelta's InfoExpress suite of services includes iExpress, a service that enables its transaction-based customers to offer operator-assisted yellow pages, directions and other information dependent enhanced services. For consumers (the end-users), especially cellular and PCS users, InfoExpress provides a more convenient and efficient level of directory assistance service since, among other things, consumers may obtain enhanced directory and yellow pages information without having to know the correct area code or even the name of the business. Enhanced information services are particularly attractive in the wireless market, where there is no access to printed telephone directories. VoltDelta's ASP services are being delivered over the switched telephone network to live operators, via the internet and, recently, through voice portals using speech recognition technologies.

     VoltDelta has service agreements with major telecommunications carriers, including RBOCs in the United States. Similar services are also provided to major telecommunications providers in the United Kingdom, Belgium, Holland, Italy, Germany and Ireland through Volt's wholly owned European subsidiaries.

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

Although VoltDelta was successful during fiscal year 2003 in obtaining new customers for these services, including major telephone companies serving the long distance and cellular markets, and DataServ commenced generating revenues, there can be no assurance that they will continue to be successful in marketing these services to additional customers, or that the customers' volume of transactions will be at a level sufficient to enable the segment to maintain profitability.

In order to fulfill its commitments under its contracts, VoltDelta and DataServ are required to develop advanced computer software programs and purchase substantial amounts of computer equipment, as well as license data content, from several suppliers. Most of the equipment and data content required for these contracts are purchased as needed and are readily available from a number of suppliers.

     Maintech

     Maintech provides managed IT service solutions to mid-size and large corporate clients across the United States, including many of those who have purchased systems from VoltDelta. Its service offerings are tailored to mission-control, multi-platform applications where standards of operating performance and system availability are routinely defined as 99+%. Its target markets include banking and brokerage, telecommunications, aerospace, healthcare and hospital, and higher education. Maintech's services portfolio includes three groups of interrelated services:

     o Hardware maintenance services, which includes on-site repair and Tier 1 & 2 technical support for Wintel and UNIX-based servers, workstations and network products. Maintech is certified to support products from most major OEMs including HP/Compaq, SUN, IBM, Dell, Cisco and Nortel. Maintech also supports storage systems from Network Appliance, EMC and STK. Representative application environments include Wall Street trading desks, electronic funds transfer, R & D laboratories and 411 Directory Assistance systems. Maintech provides these programs on a 24 x 7 x 365 basis with available on-site, 2 hour or 4 hour response terms.

     o Network Operations Center (NOC) services, which includes 24 x 7 x 365 monitoring and management of LAN/WAN environments, network design, carrier selection and management, and product procurement, deployment, transition and support. Maintech's dual NOCs in Orange, California and Wallington, New Jersey are staffed with certified network design and support engineers, and employ state-of-the-art diagnostic monitoring and management software. In addition to outside customers, Maintech provides these services across the business units of Volt.

     o Professional services, which includes comprehensive project management for planning, design, deployment and support of enterprise-wide, workstation/server/network upgrades, technology refresh programs, warehousing, asset management, product integration and testing, and installation and facility planning. This group of services is attractive to the end user, as well as OEMs, VARs (value added resellers) and distributors.

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

Some of this segment's contracts expired in 2003, while others were renewed and new contracts were awarded to the segment. Other contracts are scheduled to expire in 2004 through 2008. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business and customers, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms or that new business and customers can be obtained.

Research, Development and Engineering
-------------------------------------
During fiscal years 2003, 2002 and 2001, the Company expended approximately $2.1 million, $2.5 million and $2.5 million, respectively, on research, development and engineering for product and service development and improvement, substantially all of which is Company sponsored, and none of which was capitalized. The major portion of research and development expenditures was incurred by the Computer Systems segment.

In addition, the Company invests in software for internal use, including planning, coding, testing, deployment, training and maintenance. In fiscal 2003, expenditures for internal-use software were $19.3 million of which $5.9 million was capitalized.

Intellectual Property
---------------------
"Volt" is a registered trademark of the Company under a number of registrations. The Company also holds a number of other trademarks and patents related to certain of its products and services; however, it does not believe that any of these are material to the Company's business or that of any segment. The Company is also a licensee of technology from many of its suppliers, none of which individually is considered material to the Company's business or the business of any segment.

Customers
---------
In fiscal 2003, the Telecommunications Services segment's sales to three customers accounted for approximately 23%, 18%, and 12%, respectively, of the total sales of that segment; the Computer Systems segment's sales to two customers accounted for approximately 27% and 13% of the total sales of that segment; the Staffing Services segment's sales to one customer accounted for approximately 13% of the total sales of that segment; and the Telephone Directory segment's sales to one customer accounted for approximately 10% of the total sales of that segment. In fiscal 2003, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 10.6% of the Company's consolidated net sales of $1.6 billion and 6.7% of the Company's consolidated gross billings of $2.6 billion. The difference between net sales and gross billings is the Company's associate vendor costs, which are excluded from sales due to the Company's relationship with the customers and the Company's associate vendors, who have agreed to be paid subject to receipt of the customers' payment to the Company, which causes these sales to be recorded net. The Company believes that gross billing is a meaningful measure, which reflects actual volume by the customers.

In fiscal 2002, the Telecommunications Services segment's sales to three customers accounted for approximately 24%, 20%, and 12%, respectively, of the total sales of that segment; and the Computer Systems segment's sales to one customer accounted for approximately 30% of that segment. In fiscal 2002, there were no customers to which sales accounted for over 10% of the Company's consolidated net sales.

In fiscal 2001, the Telecommunications Services segment's sales to three customers accounted for approximately 23%, 17%, and 12%, respectively, of the total sales of that segment; and the Computer Systems segment's sales to one customer accounted for approximately 35% of that segment. In fiscal 2001, there were no customers to which sales accounted for over 10% of the Company's consolidated net sales.

Seasonality
-----------
Historically, the Company's results of operations have been lowest in its first fiscal quarter as a result of reduced requirements for the Staffing Services segment's personnel due to the Thanksgiving, Christmas and New Year holidays as well as certain customer facilities closing for one to two weeks. In addition, the Telephone Directory segment's DataNational division publishes more directories during the second half of the fiscal year. The Uruguay division of the Telephone Directory segment produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter. During the third and fourth quarter of the fiscal year, the Staffing Services segment benefits from a reduction of payroll taxes and increased use of Administrative and Industrial services during the summer vacation period.

Employees
---------
During the week ended November 2, 2003, Volt employed approximately 41,600 persons, including approximately 36,700 persons who were on temporary assignment for the Staffing Services segment. Volt is a party to two collective bargaining agreements, which cover a small number of employees. The Company believes that its relations with its employees are satisfactory.

Certain services rendered by Volt's operating segments require highly trained technical personnel in specialized fields, some of whom are currently in short supply and, while the Company currently has a sufficient number of such technical personnel in its employ, there can be no assurance that in the future, these segments can continue to employ sufficient technical personnel necessary for the successful conduct of their services.

Regulation
----------
The Company's business is not subject to specific industry government regulations except that some states in the United States license temporary service firms, employment agencies and construction companies. In Europe, the temporary service business is subject to regulation at both country and European levels. In connection with foreign sales by the Telephone Directory and Computer Systems segments, the Company is subject to export controls, including restrictions on the export of certain technologies. With respect to countries in which the Company's Telephone Directory and Computer Systems segments presently sell certain of their current products, the sale of their current products, both hardware and software, are permitted pursuant to a general export license. If the Company began selling to countries designated by the United States as sensitive or developed products subject to restriction, sales would be subject to more restrictive export regulations.

Compliance with applicable present federal, state and local environmental laws and regulations has not had, and the Company believes that compliance with those laws and regulations in the future will not have, a material effect on the Company's earnings, capital expenditures or competitive position.

Access to Company Information
-----------------------------
The Company electronically files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission ("SEC"). These and other SEC filings by the Company are available to the public over the Internet at the SEC's website at http://www.sec.gov and at the Company's website at http://www.volt.com in the Investor Information section as soon as reasonably practicable after they are electronically filed with the SEC. Copies are also available without charge upon request to Volt Information Sciences, Inc., 560 Lexington Avenue, New York, New York 10022, 212-704-2400, Attention: Shareholder Relations.

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

                                                                       Approximate Sq .Ft.            If Leased, Year of
Location                     Business Segment                            Leased Or Owned               Lease Expiration
--------                     ----------------                          -------------------            -------------------
Orange,                      West Region Headquarters                        200,000                       Owned (1)
California                   Accounting Center
                             Staffing Services
                             Computer Systems

Anaheim,                     Telephone Directory                              39,000                        Owned
California

El Segundo,                  Staffing Services                                20,000                        Owned
California

San Diego,                   Staffing Services                                20,000                        Owned
California

Montevideo,                  Telephone Directory                             96,000                          2004
Uruguay

Blue Bell,                   Telephone Directory                             51,000                          2007
Pennsylvania                 Computer Systems

Redmond,                     Staffing Services                               46,000                          2010
Washington                                                                   40,000                          2005

Edison,                      Telecommunications Services                     42,000                          2005
New Jersey

Wallington,                  Computer Systems                                32,000                          2008
New Jersey

(1) See Note F of Notes to Consolidated Financial Statements for information regarding a term loan secured by a deed of trust on this property.

In addition, the Company owns a 134,000 square foot facility in Thousand Oaks, California, which was leased by the Company to its former 59% owned subsidiary, Autologic Information International, Inc. until December 31, 2002. The Company has entered into an agreement with an unrelated party, which subject to due diligence, may result in a lease to commence in fiscal 2004 with an option to purchase the facility.

In addition, the Company leases space in approximately 230 other facilities worldwide (excluding month-to-month rentals), each of which consists of less than 20,000 square feet. These leases expire at various times from 2004 until 2011.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                               EXECUTIVE OFFICERS
                               ------------------

WILLIAM SHAW, 79, a founder of the Company, has been President and Chairman of the Board of the Company since its inception in 1957 and has been employed in executive capacities by the Company and its predecessors since 1950.

JEROME SHAW, 77, a founder of the Company, has been Executive Vice President and Secretary of the Company since its inception in 1957 and has been employed in executive capacities by the Company and its predecessors since 1950.

JAMES J. GROBERG, 75, has been a Senior Vice President and Principal Financial Officer of the Company since September 1985 and was also employed in executive capacities by the Company from 1973 to 1981.

STEVEN A. SHAW, 44, has been a Senior Vice President of the Company since November 2000 and served as Vice President of the Company from April 1997 until November 2000. Mr. Shaw has been employed by the Company in various capacities since November 1995.

HOWARD B. WEINREICH, 61, has been General Counsel of the Company since September 1985 and a Senior Vice President of the Company since May 2001. He has been employed in executive capacities by the Company since 1981.

THOMAS DALEY, 49, has been Senior Vice President of the Company since March 2001 and has been employed in executive capacities by the Company since 1980.

LUDWIG M. GUARINO, 52, has been Treasurer of the Company since January 1994 and has been employed in executive capacities by the Company since 1976.

JACK EGAN, 54, has been Vice President - Corporate Accounting and Principal Accounting Officer since January 1992 and has been employed in executive capacities by the Company since 1979.

DANIEL G. HALLIHAN, 55, has been Vice President - Accounting Operations since January 1992 and has been employed in executive capacities by the Company since 1986.

NORMA J. KRAUS, 72, has been Vice President - Human Resources since March 1987 and has been employed in executive capacities by the Company since 1979.

William Shaw and Jerome Shaw are brothers. Steven A. Shaw is the son of Jerome Shaw. Bruce G. Goodman, a director of the Company, is the son-in-law of William Shaw. There are no other family relationships among the executive officers or directors of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK RELATED STOCKHOLDER MATTERS AND INSIDER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the New York Stock Exchange (NYSE Symbol-VOL). The following table sets forth the high and low prices of Volt's common stock, as reported by the NYSE, during the Company's two fiscal years ended November 2, 2003:

                                                  2003                                       2002
                                     --------------------------------           --------------------------------
Fiscal Period                              High             Low                       High             Low
                                          ------          ------                     ------          ------
First Quarter                             $18.92           $13.15                    $17.25          $11.10
Second Quarter                             14.40             9.39                     22.90           14.50
Third Quarter                              18.80            12.11                     24.50           18.70
Fourth Quarter                             19.45            15.40                     18.95           12.65


As of January 9, 2004, there were approximately 362 holders of record of the Company's common stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

Cash dividends have not been paid during the reported periods. The Company's credit agreement contains financial covenants, one of which limits dividends in any fiscal year to 25% of the prior year's consolidated net income, as defined. Therefore, the amount available for dividends at November 2, 2003 was $1.2 million.

Equity Compensation Plans

The following table sets forth-certain information, as at November 2, 2003, with respect to the Company's equity compensation plans:

                                          Number of securities to be       Weighted-average        Number of securities
                                            issued upon exercise of       exercise price of       remaining available for
                                             outstanding options,        outstanding options,      future issuance under
           Plan Category                      warrants and rights        warrants and rights     equity compensation plans
Equity compensation plans approved
by security holders                                    582,539(a)              $20.48                      347,854(a)

Equity compensation plans not
approved by security holders                                 -                      -                            -
                                                       -------                -------                      -------
  Total                                                582,539                 $20.48                      347,854

(a) Under the Company's 1995 Non-Qualified Stock Option Plan, the Company's only equity compensation plan. Upon the expiration, cancellation or termination of unexercised granted options, shares subject to those options will again be available for the grant of options under the plan.

Insider Equity Compensation Plans

The information called for by Item 703 of Regulation S-K (relating to purchases of equity securities by the Company and affiliated purchasers) has been omitted pursuant to the effective date provisions of the SEC release Nos. 33-8335, 34-48766, IC-26252 (November 10, 2003).

ITEM 6.  SELECTED FINANCIAL DATA
                                                                            Year Ended (Notes 1 and 2)
                                                  -------------------------------------------------------------------------------
                                                       November        November        November        November       October
                                                       2, 2003         3, 2002         4, 2001         3, 2000        29, 1999
                                                       --------        --------        --------        --------       --------
                                                                      (In thousands, except per share data)

Net Sales--Note 3                                     $1,609,857      $1,467,786      $1,898,681      $2,099,600     $2,053,677
                                                      ==========      ==========      ==========      ==========     ==========
Income (loss) from continuing operations -
    before items shown below--Note 4                      $4,761         ($5,187)         $6,658         $31,402        $31,492
Discontinued operations--Note 5                                            4,310            (814)           (697)        (2,533)
Cumulative effect of a change in accounting -
    goodwill impairment--Note 4                                          (31,927)
                                                      ----------      ----------      ----------      ----------     ----------
Net income (loss)                                         $4,761        ($32,804)         $5,844         $30,705        $28,959
                                                      ==========      ==========      ==========      ==========     ==========
Per Share Data
Basic:
   Income (loss) from continuing operations -
    before items shown below                               $0.31          ($0.34)          $0.44           $2.08          $2.10
   Discontinued operations                                                  0.28           (0.06)          (0.05)         (0.17)
   Cumulative effect of a change in accounting                             (2.10)
                                                      ----------      ----------      ----------      ----------     ----------
   Net income (loss)                                       $0.31          ($2.16)          $0.38           $2.03          $1.93
                                                      ==========      ==========      ==========      ==========     ==========
   Weighted average number of shares                      15,218          15,217          15,212          15,139         15,023
                                                      ==========      ==========      ==========      ==========     ==========
Diluted:
   Income (loss) income from continuing
    operations - before items shown below                  $0.31          ($0.34)          $0.44           $2.05          $2.08
   Discontinued operations                                                  0.28           (0.06)          (0.05)         (0.17)
   Cumulative effect of a change in accounting                             (2.10)
                                                      ----------      ----------      ----------      ----------     ----------
   Net income (loss)                                       $0.31          ($2.16)          $0.38           $2.00          $1.91
                                                      ==========      ==========      ==========      ==========     ==========
   Weighted average number of shares                      15,225          15,217          15,244          15,316         15,153
                                                      ==========      ==========      ==========      ==========     ==========

Total assets                                            $538,693        $509,590        $637,236        $744,828       $618,329

Long-term debt, net of current portion                   $14,098         $14,469         $15,993         $32,297        $45,728



Note 1--Fiscal years 1999 and 2001 through 2003 consisted of 52 weeks, while fiscal year 2000 consisted of 53 weeks.

Note 2--Cash dividends were not paid during the five-year period ended November 2, 2003.

Note 3--As previously announced, the Company has changed the method of reporting revenues of its Professional Employer Organization ("PEO") subsidiary, Shaw & Shaw, from gross billing to a net revenue basis in fiscal year 2003. Accordingly, reported PEO revenues and related cost of sales have been reduced in prior fiscal years, with no effect on operating profit or the net results to the Company, as follows:
        2002-$20.1 million, 2001-$33.6 million, 2000-$20.7 million and
        1999-$15.0 million.

Note 4--Fiscal 2002 included a non-cash charge of $31.9 million, or $2.10 per share, recognized for goodwill impairment as of November 5, 2001 presented as a cumulative effect of a change in accounting. Amortization of goodwill, included in continuing operations net of taxes, which was not permitted to be amortized beginning in fiscal year 2002 under Statement of Financial Accounting Standards No. 142, is included in the prior fiscal years as follows: 2001 - $2.0 million, or $0.13 per share; 2000 - $2.3 million, or $0.15 per share, and 1999
         - $2.2 million, or $0.14 per share.

         Pursuant to the Company's previously announced adoption of SFAS No.145, results for fiscal year 2002 have been restated to give effect to the reclassification of a charge of $2.1 million arising from the March 2002 early payment of the Company's 7.92% senior notes to other expense, previously presented as an extraordinary item.

         Fiscal 2001 included a gain on the sale of the Company's interest in a real estate partnership of $4.2 million ($2.5 million, net of taxes, or $0.16 per share) and a gain on the sale of securities, net of a write-down of other securities, of $5.6 million ($3.4 million, net of taxes, or $0.22 per share).

         In fiscal 1999, the Company recognized $2.0 million, or $0.13 per share of a previously deferred gain on the sale in 1997 of its interest in a Brazilian joint venture. In connection with the sale, the Company granted credit with respect to the printing of telephone directories by the Company's Uruguayan division and guaranteed the venture's obligations with respect to certain import financing, resulting in a partial deferral of the gain. Through fiscal year 1999, the venture repaid substantially all of its obligations and the gain was recognized.

Note 5-- Fiscal 2002 included a net gain of $4.3 million, or $0.28 per share, including a tax benefit of $1.7 million (resulting from a taxable loss versus a gain for financial statement purposes), from discontinued operations resulting from the Company's sale of its 59% interest in Autologic Information International, Inc. ("Autologic"), which was the Company's former Electronic Publication and Typesetting segment. This amount included a $4.5 million gain on the sale, partially offset by a $0.2 million loss on operations. Accordingly, the results of operations of Autologic have also been classified as discontinued in the statements of income for fiscal years 1999 through 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies
----------------------------

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

Revenue Recognition - The Company derives its revenues from several sources. The revenue recognition methods, which are consistent with those prescribed in Staff Accounting Bulletin 101 ("SAB 101"), entitled "Revenue Recognition in Financial Statements," are described below in more detail for the significant types of revenue within each of its segments.

Staffing Services:
     Traditional Staffing: In fiscal 2003, this revenue comprised approximately 74% of consolidated sales. Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered.

     Managed Services: In fiscal 2003, this revenue comprised approximately 5% of consolidated sales. Sales are generated by the Company's E-Procurement Solutions' subsidiary, ProcureStaff, and for certain contracts, sales are generated by the Company's Staffing Solutions Group's managed services operations. The Company receives an administrative fee for arranging for, billing for and collecting the billings related to other staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, who has responsibility for the acceptability of their personnel to the customer, and in most instances the customer and associate vendor have agreed to the Company not paying the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force 99-19 ("EITF 99-19"), entitled "Reporting Revenue Gross as a Principal versus Net as an Agent", revenue for these services, where the customer has agreed, is recognized net of associated costs in the period the services are rendered.

     Outsourced Projects: In fiscal 2003, this revenue comprised approximately 4% of consolidated sales. Sales are derived from the Company's Information Technology Solutions' operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies - Continued
----------------------------------------

          Shaw & Shaw: In fiscal 2003, this revenue comprised less than 1% of consolidated sales, due to the Company's reporting of these revenues on a net basis. Sales are generated by the Company's Shaw & Shaw subsidiary, for which the Company provides professional employer organizational services ("PEO") to certain customers. Generally, the customers transfer their entire workforce or employees of specific departments or divisions to the Company, but the customers maintain control over the day-to-day job duties of the employees. Based upon the revenue recognition principles prescribed in EITF 99-19, effective with the Company's second fiscal quarter of 2003, the Company has changed its method of reporting revenue from these services from a gross basis to a net basis. The change in reporting, which is reflected in all current and prior periods, resulted in a reduction in both reported PEO revenues and related costs of sales, with no effect on the Company's operating results.

Telephone Directory:
          Directory Publishing: In fiscal 2003, this revenue comprised approximately 3% of consolidated sales. Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher or for a telephone company in Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered.

          Ad Production: In fiscal 2003, this revenue comprised approximately 1% of consolidated sales. Sales are generated when the Company performs design and production services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its ad production work and upon customer acceptance.

Telecommunications Services:
          Construction: In fiscal 2003, this revenue comprised approximately 3% of consolidated sales. Sales are derived from the Company supplying aerial and underground construction services related to telecommunications and cable operations. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in Statement of Position 81-1 ("SOP 81-1"), entitled "Accounting for Performance of Construction-Type Contracts," using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project.

          Non-Construction: In fiscal 2003, this revenue comprised approximately 4% of consolidated sales. Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and if applicable, any completed units are delivered and accepted by the customer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies - Continued
----------------------------------------

Computer Systems:
          Database Access: In fiscal 2003, this revenue comprised approximately 3% of consolidated sales. Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases.

          IT Maintenance: In fiscal 2003, this revenue comprised approximately 2% of consolidated sales. Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance.

Telephone Systems: In fiscal 2003, this revenue comprised approximately 1% of consolidated sales. Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in Statement of Position 97-2 ("SOP 97-2"), entitled "Software Revenue Recognition" and Emerging Issues Task Force 00-21 ("EITF 00-21"), entitled "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies - Continued
----------------------------------------

Property, Plant and Equipment - Property, plant and equipment is recorded at cost, and depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to depreciate the cost of the assets over their estimated lives. Intangible assets, other than goodwill, and property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The fair values of the assets are based upon Company estimates of the discounted cash flows that are expected to result from the use and eventual disposition of the assets or that amount that would be realized from an immediate sale. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value. No impairment charge was recognized in fiscal 2003, as no events or circumstances indicated the existence of impairment. Although the Company believes its estimates are appropriate, the fair value measurements of the Company's long-lived assets could be affected by using different estimates and assumptions in these valuation techniques.

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

Securitization Program - The Company accounts for the securitization of accounts receivables in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A, was $70.0 million and $60.0 million at November 2, 2003 and November 3, 2002, respectively. Accordingly, the trade receivables included on the November 2, 2003 and November 3, 2002 balance sheets have been reduced to reflect the $70.0 million and $60.0 million participation interest sold, respectively. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding) for any of the sold receivables.


Primary Casualty Insurance Program - The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds. The experience-rated premiums in these state plans relieve the Company of any additional liability. Initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies - Continued
----------------------------------------

to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Prior to March 31, 2002, the amount of the additional or return premium was finalized. Subsequent thereto, adjustments to premium will be made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For the policy year ending March 31, 2003, a maximum premium has been predetermined. Management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater than or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of services in the period in which such determination is made.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2003 (52 weeks) Compared to Fiscal Year 2002 (52 weeks)
-------------------------------------------------------------------

Results of Operations
---------------------

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

Results of Operations - Summary
-------------------------------

Consolidated net sales increased by $142.1 million, or 10%, to $1.6 billion in fiscal 2003. This increase in net sales resulted primarily from a $135.1 million increase in sales in the Staffing Services segment. The Company's operating segments reported an operating profit in fiscal 2003 of $39.4 million, an increase of $16.6 million, or 73%, from the prior year, with all four segments reflecting improvements. Contributing to the fiscal 2003 increase in operating profit was a $9.3 million decrease in the operating loss sustained by the Telecommunications Services segment, and increases in operating profit of $5.8 million by the Computer Systems segment, $0.9 million by the Telephone Directory segment and $0.6 million by the Staffing Services segment.

In fiscal 2003, the Company reported income from continuing operations before income taxes of $8.0 million compared to a loss from continuing operations before taxes of $7.5 million in fiscal 2002. An item affecting results from continuing operations in fiscal 2002 was a charge of $2.1 million arising from the early payment of the Company's remaining $30.0 million 7.92% Senior Notes, which was previously presented as an extraordinary item.

In fiscal 2003, the Company reported net income of $4.8 million compared with a net loss of $32.8 million in the prior year. Results for fiscal 2002 included a non-cash charge for the write-down of goodwill of $31.9 million reported as a cumulative effect of a change in accounting and a net gain from discontinued operations, after taxes, of $4.3 million. The net gain from discontinued operations was comprised of a $4.5 million gain, including a tax benefit of $1.7 million (resulting from a taxable loss versus a gain for financial statement purposes), on the sale of the Company's 59% interest in Autologic Information International Inc. ("Autologic"), partially offset by a loss from Autologic's operations through the disposal date of $0.2 million.

Results of Operations - By Segment
----------------------------------

Staffing Services
-----------------

The sales of the Staffing Services segment increased by $135.1 million, or 11%, to $1.3 billion in fiscal 2003, and its operating profit increased by $0.6 million, or 3%, to $21.1 million in fiscal 2003.

The sales of the Technical Placement division of the Staffing Services segment increased by $45.4 million, or 6%, to $834.5 million in fiscal 2003, while its operating profit decreased by $0.7 million, or 2%, to $28.9 million in fiscal 2003. Gross billings in the division increased by $360.1 million, or 23%, to $1.9 billion during fiscal 2003 due to new ProcureStaff accounts. However, substantially all of the ProcureStaff billings are

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2003 (52 weeks) Compared to Fiscal Year 2002 (52 weeks)--Continued
-------------------------------------------------------------------

Results of Operations - By Segment--Continued
----------------------------------

Staffing Services--Continued
----------------------------

reported on a net basis due to contracts with associate vendors who have agreed to be paid upon receipt of the customers' payment to the Company. The sales of VMC Consulting project management and consulting increased by $24.3 million, or 49%, and the net sales of ProcureStaff increased by $14.0 million, or 17%. The decrease in the division's operating profit was due to an increase of overhead expressed as a percentage of sales of 0.4 percentage point. The largest increase in overhead costs from the prior year was in ProcureStaff, whose costs increased by $5.6 million, or 2.7 percentage points, due to ongoing development of new products and the implementation of new accounts. ProcureStaff incurred an operating loss of $1.0 million for the year compared to an operating profit of $0.3 million in the prior year due to these higher costs. The Technical Placement division's gross margin percentages remained relatively constant compared to fiscal 2002, with lower markups on traditional staffing placement and higher state unemployment insurance rates, offset by higher margins earned by VMC Consulting which, together with a 49% increase in sales, reported a 44% increase in operating profit to $10.8 million in fiscal 2003 from $7.5 million in fiscal 2002. The Technical Placement division recently lost a managed service contract, the effect of which will be reflected in the first quarter of fiscal 2004. Revenue and gross profit from this contract approximated 4% each of the division's total revenue and gross profit in both fiscal 2003 and 2002. The division cannot determine the amount of revenue and gross profit that will be replaced through existing or new customers in the future.

The sales of the Administrative and Industrial division of the Staffing Services segment increased by $89.7 million, or 21%, to $510.9 million in fiscal 2003, while its operating loss decreased by $1.3 million, or 14%, to $7.8 million in fiscal 2003. The decrease in operating loss was the result of the increase in sales, together with a decrease in overhead expressed as a percentage of sales of 2.5 percentage points, partially offset by a 1.9 percentage point decrease in gross margins due to higher state unemployment and workers' compensation rates, increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal. Although sequential quarterly operating losses have declined during fiscal 2003, cost control initiatives in the division have not fully offset lower gross margins.

While the Staffing Services segment is committed to continued cost controls designed to increase profitability for fiscal 2004, a return to substantially higher profit levels is likely to depend on the timing and strength of a general economic recovery and more specifically, an increase towards previous usage levels of alternative staffing by industry. The Company expects that high unemployment and the need for state and local governments to align their revenues with expenditures will continue to result in pressures on margins as jurisdictions increase payroll and various other taxes. Although the markets for the segment's services include a broad range of industries throughout the United States and Europe, general economic difficulties in specific geographic areas or industrial sectors have in the past, and could in the future, affect the profitability of the segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2003 (52 weeks) Compared to Fiscal Year 2002 (52 weeks)--Continued
-------------------------------------------------------------------

Results of Operations - By Segment--Continued
----------------------------------

Telephone Directory
-------------------

Sales of the Telephone Directory segment decreased by $13.2 million, or 16%, to $70.2 million in fiscal 2003; however, its operating profit increased by $0.9 million, or 14%, to $7.7 million. Printing sales in Uruguay decreased by $3.6 million, or 45%, due to the economic instability in neighboring countries, as well as in Uruguay itself. Due to a change in the publication schedule of the DataNational operation's community telephone directories, their sales decreased by $3.1 million, or 7%, for the year. The segment's telephone production revenue decreased by $3.5 million, or 17%, in fiscal 2003 primarily due to the previously announced termination of a contract with a telecommunications company in the third quarter of fiscal 2003. The segment cannot determine whether current revenue and profits will be replaced through existing or new customers, or increased advertising sales by DataNational in the future. Despite the reduced sales, the profitability of the segment increased due to increased productivity, and a reduction in overhead expressed as a percentage of sales of
1.5 percentage points. The decreased overhead was predominantly related to a lower bad debt expense as a result of a more stringent credit policy. Operating profit in fiscal 2003 also included a $0.8 million fee due to the terminated contract.

Other than the DataNational division, which accounted for 58% of the segment's fiscal 2003 sales, the segment's business is obtained through submission of competitive proposals for contracts. These short and long-term contracts are re-bid after expiration. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, this segment's sales and profitability are highly dependent on advertising revenue, which has been and continues to be affected by general economic conditions.

Telecommunications Services
---------------------------

The Telecommunications Services segment's sales increased by $4.0 million, or 4%, to $112.8 million in fiscal 2003, and the segment's operating loss was reduced by $9.3 million, or 70%, from fiscal 2002, to $4.0 million. The reduction in the operating loss was due to the sales increase, a 1.2 percentage point increase in gross margin, together with a reduction in overhead expressed as a percentage of sales of 7.4 percentage points. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and margins. Following the reorganization of the business operations initiated in fiscal 2002, the segment continued its cost control initiatives in an effort to permit the segment to operate profitably at lower revenue levels without impairing its ability to take advantage of opportunities when the telecommunications industry stabilizes and customers' spending increases. The segment will incur a pre-tax charge of $1.3 million in the first quarter of fiscal 2004 as a result of costs incurred related to a domestic consulting contract for services.

A substantial portion of the business in this segment is obtained through the submission of competitive proposals for contracts, which typically expire within one to three years and are re-bid. Many of this segment's

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2003 (52 weeks) Compared to Fiscal Year 2002 (52 weeks)--Continued
-------------------------------------------------------------------

Results of Operations - By Segment--Continued
----------------------------------

Telecommunications Services--Continued
---------------------------

long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract. While management believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurances that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

Computer Systems
----------------

The Computer Systems segment's sales increased by $14.8 million, or 19%, to $93.6 million in fiscal 2003, and operating profit increased by $5.8 million, or 65%, to $14.7 million. An increase in revenue was reported by all of the divisions within the segment. The segment's ASP directory assistance out-sourcing business, together with its domestic products and services, reflected a 20% sales increase; its IT services sales provided by the Maintech division reflected an 11% increase in sales, and sales of the European division increased by 38% in fiscal 2003. The growth in operating profit for the year was the result of the increase in sales, an increase in gross margins of 3.1 percentage points, and a reduction in overhead expressed as a percentage of sales of 1.1 percentage points.

This segment's results are highly dependent on the volume of directory assistance calls to the segment's customers that are routed to the segment under existing contracts with telephone companies, the segment's ability to continue to secure comprehensive listings from others, its ability to obtain additional customers for these services and its continued ability to sell products and services to new and existing customers.

Results of Operations - Other
-----------------------------

Other items, discussed on a consolidated basis, affecting the results of operations were:

Selling and administrative expenses decreased by $2.9 million, or 4%, to $71.6 million in fiscal year 2003 from fiscal year 2002 primarily as a result of continued cost-cutting initiatives throughout the operating segments, and a reduction of bad debt expense (see discussion by segment, above), partially offset by increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks. Selling and administrative expenses, expressed as a percentage of sales, were 4.4% in fiscal 2003 and 5.1% in fiscal 2002.

Depreciation and amortization increased by $2.2 million, or 10%, to $24.3 million in fiscal 2002. The increase was attributable to the increase in fixed assets during the year in the Staffing Services and Computer Systems segments.

The Company incurred other expense of $2.7 million in fiscal 2003 compared to $3.5 million in 2002. The fiscal 2003 expense was primarily the result of $1.6 million of charges related to the Company's Securitization Program, which began in April 2002 and significantly reduced interest expense, as well as sundry expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2003 (52 weeks) Compared to Fiscal Year 2002 (52 weeks)
-------------------------------------------------------------------

Results of Operations - Other--Continued
-----------------------------

The fiscal 2002 expense was primarily the result of a $2.1 million charge for the early payment of the Company's remaining $30.0 million outstanding 7.92% Senior Notes, which was previously presented as an extraordinary item, along with expenses incurred in conjunction with the initial and subsequent transactions under the Company's Securitization Program and other sundry expenses.

The foreign exchange gain in fiscal 2003 was $0.3 million compared to a loss of $0.5 million in fiscal 2002. The improvement was a result of favorable currency movements in the Uruguayan and European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, the Company utilizes foreign currency option and forward contracts, when appropriate, that generally settle on the last weekday of each quarter.

Interest expense decreased by $2.5 million, or 54%, to $2.1 million in fiscal 2003. The decrease was attributable to the early repayment on March 5, 2002 of the remaining $30.0 million of 7.92% Senior Notes in contemplation of the lower cost accounts receivable Securitization Program. The Securitization Program, the costs of which are reflected in other expense (see above), also eliminated higher cost borrowings under the revolving credit facility, which was not used in fiscal 2003. Throughout fiscal 2003, the Company has also benefited from significantly lower interest rates on borrowings in Uruguay.

The Company's tax provision in 2003 reflected an effective tax rate of 40.8% of its financial reporting pre-tax income from continuing operations compared to a 2002 tax benefit effective rate of 30.9% of its financial reporting pre-tax loss from continuing operations. The low effective tax benefit in fiscal 2002 was primarily due to 2002 foreign losses for which no tax benefit was provided.

The consolidated results for fiscal 2002 included a net gain from discontinued operations of $4.3 million which consisted of a $4.5 million gain, including a tax benefit of $1.7 million, on the sale of the Company's interest in the Company's former 59% owned publicly-owned subsidiary, Autologic Information International, Inc., partially offset by a loss from its operations through the November 30, 2001 disposal date of $0.2 million.

As of the beginning of fiscal 2002, the Company performed the first of the required impairment tests of goodwill and other intangible assets, in accordance with SFAS No. 142. At that date, the Company's goodwill related to prior acquisitions amounted to approximately $40.0 million. The Company's revaluation under the new accounting rules was completed during the second quarter of 2002, and a $31.9 million impairment writedown was taken, reflecting declines in the market value of the acquisitions since they were purchased. The writedown was reported as a cumulative effect of a change in accounting. Using the same valuation methods employed by the independent valuation firms, the Company completed its annual impairment tests on the remaining $9.0 million of goodwill during the second quarter of fiscal 2003, and determined the fair value exceeded the carrying value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2002 (52 weeks) Compared to Fiscal Year 2001 (52 weeks)
-------------------------------------------------------------------

Results of Operations - Summary
-------------------------------

Consolidated net sales decreased by $430.9 million, or 23%, to $1.5 billion in fiscal 2002. This decrease in net sales resulted primarily from a $287.5 million decrease in sales in the Staffing Services segment and a $140.1 million decrease in sales in the Telecommunications Services segment.

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

In fiscal 2002, the Company reported a loss from continuing operations before income taxes of $7.5 million compared to income from continuing operations before taxes of $11.0 million in fiscal 2001. Non-recurring items affecting results from continuing operations in fiscal 2002 included a charge of $2.1 million arising from the early payment of the Company's 7.92% Senior Notes, which was previously presented as an extraordinary item. Non-recurring items affecting results from continuing operations in fiscal 2001 included a gain of $6.3 million on the sale of an investment in equity securities that had been written off in 1997, partially offset by a write-down of an investment in marketable securities of $0.7 million and a gain on the sale of the Company's interest in a real estate partnership of $4.2 million. In addition, results from continuing operations for fiscal 2001 included amortization of goodwill, which is no longer permitted to be amortized, of $3.0 million.

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

Results of Operations - By Segment
----------------------------------

Staffing Services
-----------------

Although sales of the Staffing Services segment decreased by $287.5 million, or 19%, to $1.2 billion in fiscal 2002, its operating profit increased by $3.9 million, or 24%, to $20.5 million in fiscal 2002.

The Technical Placement division of the Staffing Services segment reported an operating profit of $29.6 million on sales of $789.2 million for fiscal 2002, compared with an operating profit of $27.5 million on sales of $1.1 billion in the prior year. Gross billings in the division increased by $26.9 million, or 2%, to $1.6 billion during

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2002 (52 weeks) Compared to Fiscal Year 2001 (52 weeks)--Continued
-------------------------------------------------------------------

Results of Operations - By Segment--Continued
----------------------------------

Staffing Services--Continued
-----------------

fiscal 2002. Low-margin managed service sales comprised 62% of the reported sales decline of the division. The decline was due primarily to an increase in the number of associate vendors who agreed to be paid subject to the receipt of the customers' payment to the Company, resulting in the amounts, other than management fees to the Company, associated with those revenues being excluded from sales, as non-recourse managed service revenue. A reduction in the use of managed service programs by several of the division's managed service clients also adversely affected sales. Although the division reported decreases in both traditional and managed service sales, an increase in high-margin project management work contributed to an increase in gross margins of 3.9 percentage points. In addition, the division's continued overhead reductions and the absence in fiscal 2002 of goodwill amortization of $2.1 million enabled the Technical Placement division to increase its operating profit and profit margin percentage.

The Administrative and Industrial division of the Staffing Services segment reported an operating loss of $9.1 million on net sales of $421.2 million for fiscal 2002 compared with an operating loss of $10.9 million on net sales of $445.8 million in the prior period. The decrease in operating loss was the result of lower overhead due to cost reduction efforts partially offset by a 6% decline in revenue and a decrease in gross margins of 1.4 percentage points due to increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal. Although sequential quarterly operating losses have declined during fiscal 2002, cost control initiatives in the past have not fully offset lower revenue and gross margins.

Telephone Directory
-------------------

While the Telephone Directory segment's sales decreased by $16.6 million, or 17%, to $83.3 million in fiscal 2002, its operating profit increased by $4.5 million, or 200%, to $6.7 million. The reduction in sales was primarily due to lower printing and advertising revenue in Uruguay due to the economic instability in neighboring countries, as well as in Uruguay itself, along with decreased toll-free directory advertising revenue in the United States. Despite the reduced sales, decreases in paper prices, production costs and overhead, along with increased productivity and the absence in fiscal 2002 of goodwill amortization of $0.7 million resulted in the higher profitability of the segment.

Telecommunications Services
---------------------------

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

Fiscal Year 2002 (52 weeks) Compared to Fiscal Year 2001 (52 weeks)--Continued
-------------------------------------------------------------------

Results of Operations - By Segment--Continued
----------------------------------

Telecommunications Services --Continued
----------------------------

increased competition for available work, pressuring pricing and margins. During fiscal 2002, the Company announced the reorganization of the segment's operations and continued its cost control initiatives in an effort to permit the segment to operate profitably at lower revenue levels without impairing its ability to take advantage of opportunities when the telecommunications industry stabilizes and customers' spending increases.

Computer Systems
----------------

The Computer Systems segment's sales increased by $7.5 million, or 11%, to $78.8 million in fiscal 2002 while its operating profit decreased by $1.8 million, or 17%, to $8.9 million. The higher operating profit in fiscal 2001 resulted from the beneficial settlement with a vendor. An increase in sales, in fiscal 2002, was reported by all of the segment's divisions, with the sales in the European division increasing by 51% and the IT services sales of the Maintech division increasing by 12%.

Results of Operations - Other
-----------------------------

Other items, discussed on a consolidated basis, affecting the results of operations were:

Selling and administrative expenses decreased by $8.6 million, or 10%, to $74.5 million in fiscal year 2002 from fiscal year 2001 as a result of decreased commissions and incentives due to the lower sales, the Company's cost cutting initiatives and reduced financial reporting system expenses in fiscal 2002. Selling and administrative expenses, expressed as a percentage of sales, were 5.1% in fiscal 2002 and 4.4% in fiscal 2001.

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

The Company incurred other expense of $3.5 million in fiscal 2002, due to a $2.1 million charge for the early payment of the Company's 7.92% Senior Notes, which was previously presented as an extraordinary item, along with expenses incurred in conjunction with the initial and subsequent transactions under the Company's new Securitization Program and other sundry expenses.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2002 (52 weeks) Compared to Fiscal Year 2001 (52 weeks)--Continued
-------------------------------------------------------------------

Results of Operations - Other--Continued
-----------------------------

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

The Company's tax benefit in 2002 reflected an effective tax rate of 30.9% of its financial reporting pre-tax loss from continuing operations compared to a 2001 tax provision which reflected an effective tax rate of 39.6% of its financial reporting pre-tax income from continuing operations. The low effective tax benefit in fiscal 2002 was primarily due to 2002 foreign losses for which no tax benefit was provided.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents, including restricted cash held in escrow for ProcureStaff and Viewtech customers of $18.9 million and $11.5 million at November 2, 2003 and November 3, 2002, respectively, increased by $18.4 million to $62.1 million in fiscal 2003. Unrestricted cash and cash equivalents increased to $43.2 million at November 2, 2003 from $32.2 million at November 3, 2002.

The cash provided by operating activities of continuing operations in fiscal 2003 was $36.2 million compared to $108.5 million and $89.3 million in fiscal years 2002 and 2001, respectively.

The cash provided by operating activities in fiscal 2003, exclusive of changes in operating assets and liabilities, was $35.5 million, as the Company's net income of $4.8 million included non-cash charges primarily for depreciation and amortization of $24.3 million and accounts receivable provisions of $6.2 million. In fiscal 2002, operating activities, exclusive of changes in operating assets and liabilities, produced $33.4 million of cash, as the Company's net loss of $32.8 million included non-cash charges of $31.9 million for goodwill impairment, depreciation and amortization of $22.2 million, accounts receivable provisions of $10.2 million, a deferred income tax provision of $3.9 million, and a $2.1 million charge for the early payment of the Company's 7.92% Senior Notes, partially offset by income from discontinued operations of $4.3 million. In fiscal 2001, operating activities, exclusive of changes in operating assets and liabilities, produced $32.9 million of cash, as the Company's net income of $5.8 million included non-cash charges primarily for depreciation and amortization of $24.6 million, accounts receivable provisions of $8.5 million and a deferred income tax provision of $2.6 million, partially offset by gains on securities of $5.6 million and a $4.2 million gain on the sale of a partnership interest.

Changes in operating assets and liabilities in 2003 produced $0.7 million of cash, net, principally due to cash provided by increases in accrued expenses of $14.6 million, proceeds from the Securitization Program of $10.0 million, increases in deferred income and other liabilities of $8.6 million, and an increase in income taxes payable of $4.0 million, partially offset by an increase in the level of accounts receivable of $28.6 million and inventory of $7.7 million. In fiscal 2002, changes in operating assets and liabilities produced $75.1 million of cash, net, principally due to the proceeds received under the then new Securitization Program of $60.0 million, an increase in the level of accounts payable of $40.1 million and a decrease in inventories of $6.5 million, partially offset by a $18.7 million decrease in accrued expenses, an increase in the level of accounts receivable of $8.6 million and a $6.9 million decrease in the net income tax liability. In fiscal 2001, changes in operating assets and liabilities produced $56.4 million of cash, net, principally due to cash provided by decreases in the level of accounts receivable of $61.9 million and inventories of $28.4 million, partially offset by decreases of $29.6 million in accounts payable and $6.7 million in the income tax liability.

The cash used for investing activities in 2003 was $17.4 million, principally due to purchases of property, plant and equipment totaling $18.0 million. In fiscal 2002, the cash provided by investing activities was $13.5 million, primarily due to the proceeds received from the sale of Autologic of $24.2 million and distributions from a joint venture of $3.3 million, partially offset by purchases of plant, property and equipment totaling $14.7 million. In fiscal 2001, the cash used for investing activities was $16.7 million, primarily due to purchases of property, plant and equipment totaling $27.1 million, partially offset by the net cash provided by investment transactions of $5.3 million and $4.0 million proceeds from the sale of a partnership interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued
-------------------------------

The cash provided by financing activities in fiscal 2003 of $0.1 million primarily resulted from a $1.5 million increase in bank loans, offset by payments of long-term debt totaling $1.5 million. In 2002, the cash used for financing activities was $95.7 million, primarily resulting from net repayments of bank loans totaling $62.3 million and $33.5 million in payments of long-term debt, including the early payment of the $30.0 million outstanding 7.92% Senior Notes. In fiscal 2001, the cash used for financing activities was $76.0 million, resulting primarily from net repayments of bank loans totaling $77.6 million and a $13.7 million payment of long-term debt, partially offset by the proceeds from new long-term debt of $15.1 million.

Off-Balance Sheet Arrangements
------------------------------

The Company does not have any "off-balance sheet arrangements" (as such term is defined in Item 303 of Regulation S-K).

Commitments
-----------

In fiscal 2000, the Company began development of a new web-enabled front-end system designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance and other functions in the branch offices of the Staffing Services segment. The total costs to develop and install this system are currently anticipated to be approximately $12.0 million (reduced from $16.0 million previously reported due to anticipated cost savings), of which approximately $8.1 million has been incurred and capitalized to date. The Company has no other material capital commitments.

The following table summarizes the Company's contractual cash obligations and other commercial commitments at November 2, 2003:


Contractual Cash Obligations                                                   Payments Due By Period
                                                ------------------------------------------------------------------------------------
                                                                     Less than          1- 3               3 - 5             After 5
                                                       Total         1 year             years              years             years
                                                       -----         ---------          -----              ------            -------
                                                                                   (In thousands)
Term Loan                                              $14,469           $371              $839              $987           $12,272
Notes Payable to Banks                                   4,062          4,062                 -                 -                 -
                                                       -------        -------           -------           -------           -------
    Total Debt                                          18,531          4,433               839               987            12,272
Accrued Insurance                                        4,098                            4,098
Operating Leases (a)                                    49,356         18,619            21,032             6,704             3,001
                                                       -------        -------           -------           -------           -------
Total Contractual Cash Obligations                     $71,985        $23,052           $25,969            $7,691           $15,273
                                                       =======        =======           =======           =======           =======

(a)  See Note P of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Commitments--Continued
-----------
                                                                Amount Expected by
Other Contingent Commitments                               Commitment Expiration Period
----------------------------                        ---------------------------------------------------
                                                                      Less than           1-3
                                                        Total         1 year             years
                                                        -----         ---------          -----
                                                                  (In thousands)
Lines of Credit, available                              $7,029         $7,029
Revolving Credit Facility, available                    40,000         40,000
Securitization Program, available                       30,000                          $30,000
Standby Letters of Credit, outstanding                     224            224                 -
                                                       -------        -------           -------
Total Commercial Commitments                           $77,253        $47,253           $30,000
                                                       =======        =======           =======

The Company believes that its current financial position, working capital, future cash flows, credit lines and accounts receivable Securitization Program are sufficient to fund its presently contemplated operations in fiscal 2004 and satisfy its debt obligations.

Securitization Program
----------------------

Effective April 15, 2002, the Company entered into a $100.0 million three-year accounts receivable securitization program ("Securitization Program"). Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $100.0 million). The Company retains the servicing responsibility for the accounts receivable. On April 15, 2002, TRFCO initially purchased from Volt Funding a participation interest of $50.0 million out of an initial pool of approximately $162.0 million of receivables. Of the $50.0 million cash paid by Volt Funding to the Company, $35.0 million was used to repay the entire outstanding principal balance under the Company's former revolving credit facility. At November 2, 2003, TRFCO had purchased from Volt Funding a participation interest of $70.0 million (increased to $80 million on November 14, 2003 and reduced to $65 million on January 14,
2004) out of a pool of approximately $189.3 million of receivables.

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

Securitization Program--Continued
----------------------

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

The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the consolidated balance sheet (no debt is recorded) and the proceeds from the sale are reflected as cash provided by operating activities. Losses and expenses associated with the transactions, primarily related to discounts incurred by TRFCO on the issuance of its commercial paper, are charged to the consolidated statement of operations.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold, the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization or a default occurring and continuing on indebtedness for borrowed money of at least $5.0 million. The Company's most recent debt rating of its two-year revolving Credit Facility was "BBB-" with a neutral rating outlook. At November 2, 2003, the Company was in compliance with all requirements of its Securitizaton Program.

The Company has been notified by TRFCO that a request to increase the securitization facility to $150 million in anticipation of increased revenue, as well as an extension of the term, has been approved and will be finalized in the near future.

Credit Lines
------------

At November 2, 2003, the Company had credit lines with domestic and foreign banks that provide for borrowings and letters of credit up to an aggregate of $51.1 million, including a $40.0 million two-year revolving credit facility (the "Credit Facility") in favor of the Company and designated subsidiaries under a secured syndicated revolving credit agreement (the "Credit Agreement").

The Credit Facility of $40.0 million, which is scheduled to expire in April 2004, includes a $15.0 million letter of credit sub-facility. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, NA and Lloyds TSB Bank, PLC. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables, generally at the end of the fiscal month preceding a borrowing. At November 2, 2003, the borrowing base was approximately $40.0 million. Borrowings under the Credit Facility are to bear interest at various options selected by the Company at the time of each borrowing, certain of which rate options are based on a leverage ratio, as defined, as is the facility fee. Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at November 2, 2003, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

interest at the rate of 3.0% per annum. At November 2, 2003, the facility fee was 0.4% per annum. The Company has not borrowed, and no letters of credit have been issued, under the Credit Facility since its inception in April 2002.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million (the Company's consolidated tangible net worth, as defined, as of November 2, 2003 was $234.3 million); a limitation on cash dividends and capital stock repurchases and redemptions by the Company in any one fiscal year to 25% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At November 2, 2003, the Company was in compliance with all covenants in the Credit Agreement and believes it will be in compliance throughout its remaining term.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At November 2, 2003, four of those guarantors have pledged approximately $52.4 million of accounts receivable, other than those in the Securitization Program (discussed below), as collateral security for their guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility. The Company has pledged all of the stock of its Volt Funding Corp. subsidiary (discussed above) as collateral security for its own obligations under the Credit Facility.

The Company has requested, and expects to obtain, from the participating banks an extension of the term of the Credit Facility beyond April 2004, but at a reduced amount in conjunction with our increase in the Securitization Program (discussed above). The Company's intention is to use the facility for short-term borrowings and to hedge foreign currency exposures in place of currency options and exchange contracts, when borrowing in the foreign currency provides a low-cost alternative.

Summary
-------

The Company believes that its current financial position, working capital, future cash flows from operations, credit lines and accounts receivable Securitization Program will be sufficient to fund its presently contemplated operations and satisfy its debt obligations in fiscal 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

New Accounting Pronouncements
-----------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 were adopted by the Company in its consolidated financial statements for the first quarter of fiscal 2003. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated financial position or results of operations, but required a reclassification of the extraordinary item arising from the March 2002 early payment of the Company's 7.92% Senior Notes to Other Expense in the second quarter of fiscal 2003.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide new guidance concerning the transition when a company changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding such cost in annual financial statements and condensed interim financial statements. As required, certain provisions of SFAS No. 148 were adopted by the Company in the condensed consolidated financial statements for the second quarter of fiscal 2003. The Company's adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," to amend and clarify financial accounting and improve reporting for derivative instruments and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

New Accounting Pronouncements--Continued
-----------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", to provide new guidance with respect to how an issuer classifies and measures these items in its financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company's adoption of SFAS No. 150 in the fourth quarter did not have an impact on the Company's consolidated financial position or results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. The Company`s earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. The Company has cash and cash equivalents on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks, which provide for borrowings and letters of credit, as well as a $100 million accounts receivable securitization program to provide the Company with additional liquidity to meet its short-term financing needs.

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would increase or decrease its annual net interest income/expense and securitization costs by $120,000 and $240,000, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $15.0 million at November 2, 2003. This fair value was calculated by applying the appropriate fiscal year-end interest rate supplied by the lender to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At November 2, 2003, the total market value of these investments was $4.1 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuate against the dollar, which may impact reported earnings. As of November 2, 2003, the total of the Company's net investment in foreign operations was $13.3 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of November 2, 2003, the total of the Company's foreign exchange options was $10.0 million, leaving a balance of net foreign assets exposed of $3.3 million. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening or strengthening of the U.S. dollar against these currencies at November 2, 2003 by 10% would result in a pretax gain or loss of $1.3 million and $0.3 million, respectively, related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at November 2, 2003. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign exchange agreements, the table presents the currencies, notional amounts and weighted average exchange rates by contractual maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.


Interest Rate Market Risk                                    Payments Due By Period as of November 2, 2003
-------------------------                            ---------------------------------------------------------------
                                                                  Less than         1-3          3-5        After 5
                                                      Total        1 year           Years        Years       Years
                                                     -------      --------         -------      -------     -------
                                                                      (Dollars in thousands of US$)
Cash and Cash Equivalents
Money Market and Cash Accounts                       $62,057        $62,057
Weighted Average Interest Rate                          0.8%           0.8%
                                                     -------        -------
Total Cash & Cash Equivalents                        $62,057        $62,057
                                                     =======        =======
Securitization Program
Accounts Receivable Securitization                   $70,000        $70,000
Finance Rate                                            2.6%           2.6%
                                                     -------        -------
Securitization Program                               $70,000        $70,000
                                                     =======        =======

Interest Rate Market Risk                                    Payments Due By Period as of November 2, 2003
-------------------------                            ---------------------------------------------------------------

                                                                  Less than        1 - 3         3 - 5      After 5
                                                      Total        1 Year          Years         Years       Years
                                                     -------      --------         -------      -------     -------
                                                                      (Dollars in thousands of US$)
Debt
Term Loan (1)                                        $14,469           $371          $839         $988      $12,271
Interest Rate                                           8.2%           8.2%          8.2%         8.2%         8.2%

Notes Payable to Banks                                $4,062         $4,062
Weighted Average Interest Rate                          9.9%           9.9%             -            -            -
                                                     -------        -------       -------      -------      -------
Total Debt                                           $18,531         $4,433          $839         $988      $12,271
                                                     =======        =======       =======      =======      =======




Foreign Exchange Market Risk
----------------------------          Contract Values
                                      ---------------                                     Fair Value
                                                             Less than                  Option Premium
                                               Total           1 Year                        (1)
                                              -------        ----------                 --------------
                                                         (Dollars in thousands of US $)
Option Contracts
British Pound Sterling to U.S.$               $6,731           $6,731                          $115
Contractual Exchange Rate                       1.68             1.68

Euro to British Pounds Sterling               $1,161           $1,161                           $19
Contractual Exchange Rate                       0.69             0.69

Canadian $ to U.S.$                           $2,067           $2,067                           $29
Contractual Exchange Rate                       1.45             1.45

Total Option Contracts                        $9,959           $9,959                          $163
                                             =======          =======                       =======

(1)  Represents the cost of the options purchased on October 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  ERNST & YOUNG LLP        5 Times Square                 Phone #: 212-773-3000
                           New York, New York 10036


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Volt Information Sciences, Inc.


We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of November 2, 2003 and November 3, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 2, 2003. Our audits also included the financial statement schedule listed in the Index at
Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at November 2, 2003 and November 3, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 2, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note H to the consolidated financial statements, Volt Information Sciences, Inc. and subsidiaries adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," at the beginning of fiscal 2002.

                                                  Ernst & Young LLP


December 22, 2003


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                                                                    November      November
                                                                                                    2, 2003       3, 2002
                                                                                                    ---------     --------
      ASSETS                                                                                        (Dollars in thousands)
     CURRENT ASSETS
         Cash and cash equivalents including restricted cash of $18,870 (2003) and
          $11,458   (2002)--Notes A and O                                                            $62,057       $43,620
       Short-term investments--Notes A and C                                                           4,149         3,754
       Trade accounts receivable less allowances of $10,498 (2003) and $10,994 (2002)
           --Notes A, B, F and Schedule II                                                           313,946       300,670
       Inventories--Notes A and D                                                                     37,357        29,690
       Recoverable income taxes--Notes A and G                                                         2,596         6,552
       Deferred income taxes--Notes A and G and Schedule II                                            8,722         8,343
       Prepaid expenses and other assets                                                              16,132        15,212
                                                                                                    --------      --------
     TOTAL CURRENT ASSETS                                                                            444,959       407,841

    Investment in securities--Notes A and C and Schedule II                                              193            52
   Property, plant and equipment-net--Notes A, F and L                                                82,452        89,294
    Deposits and other assets                                                                          2,107         3,328
    Intangible assets-net of accumulated amortization of $1,349 (2003) and
       $1,258 (2002)--Notes A and H                                                                    8,982         9,075
                                                                                                    --------      --------

    TOTAL ASSETS                                                                                    $538,693      $509,590
                                                                                                    ========      ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
       Notes payable to banks--Notes E and F                                                          $4,062        $2,424
       Current portion of long-term debt--Note F                                                         371         1,524
       Accounts payable--Note O                                                                      153,979       154,054
       Accrued wages and commissions--Note N                                                          45,834        39,529
       Accrued taxes other than income taxes                                                          16,741        18,525
       Other accruals                                                                                 14,673         8,276
       Deferred income and other liabilities                                                          27,665        19,009
                                                                                                    --------      --------
     TOTAL CURRENT LIABILITIES                                                                       263,325       243,341

     Accrued insurance--Note A                                                                         4,098
     Long-term debt--Note F                                                                           14,098        14,469
     Deferred income taxes--Notes A and G                                                             15,252        14,743

     STOCKHOLDERS' EQUITY--Notes A, B, C, E, F, G, K, M and O and Schedule II
       Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
       Common stock, par value $.10; Authorized--30,000,000 shares; issued--
       15,220,415 shares (2003) and 15,217,415 shares (2002)                                           1,522         1,522
       Paid-in capital                                                                                41,091        41,036
       Retained earnings                                                                             199,723       194,962
       Accumulated other comprehensive loss                                                             (416)         (483)
                                                                                                    --------      --------
     TOTAL STOCKHOLDERS' EQUITY                                                                      241,920       237,037
                                                                                                    --------      --------
     COMMITMENTS--Note P

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $538,693      $509,590
                                                                                                    ========      ========

                                           See Notes to Consolidated Financial Statements


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                       Year Ended
                                                                         ----------------------------------------------
                                                                         November         November          November
                                                                         2, 2003          3, 2002 (1,2)     4, 2001 (1)
                                                                         --------         -------------     -----------
                                                                           (In thousands, except per share data)

NET SALES                                                               $1,609,857       $1,467,786        $1,898,681

COSTS AND EXPENSES:
  Cost of sales                                                          1,502,148        1,370,976         1,778,491
  Selling and administrative                                                71,607           74,514            83,136
  Depreciation and amortization                                             24,331           22,166            24,582
                                                                        ----------       ----------        ----------
                                                                         1,598,086        1,467,656         1,886,209
                                                                        ----------       ----------        ----------

OPERATING PROFIT                                                            11,771              130            12,472

OTHER INCOME (EXPENSE):
  Interest income                                                              708              851               877
  Other expense-net--Notes B and J                                          (2,661)          (3,462)              (18)
  Gain on securities-net--Note C                                                                                5,552
  Gain on sale of partnership interest--Note J                                                                  4,173
  Foreign exchange gain (loss)-net                                             299             (477)             (158)
  Interest expense                                                          (2,070)          (4,549)          (11,880)
                                                                        ----------       ----------        ----------
Income (loss) from continuing operations before income taxes                 8,047           (7,507)           11,018
Income tax (provision) benefit--Notes A and G                               (3,286)           2,320            (4,360)
                                                                        ----------       ----------        ----------
Income  (loss) from continuing operations before items shown below           4,761           (5,187)            6,658
Discontinued operations, net of taxes--Note J                                                 4,310              (814)
Cumulative effect of a change in accounting--Note H
     Goodwill impairment                                                                    (31,927)
                                                                        ----------       ----------        ----------

NET INCOME (LOSS)                                                           $4,761         ($32,804)           $5,844
                                                                        ==========       ==========        ==========

                                                                                         Per Share Data
Basic and Diluted:                                                                       --------------
Income  (loss) from  continuing  operations  before  items shown
   below                                                                     $0.31           ($0.34)            $0.44
Discontinued operations                                                                        0.28             (0.06)
Cumulative effect of a change in accounting                                                   (2.10)
                                                                        ----------       ----------        ----------
Net income (loss)                                                            $0.31           ($2.16)            $0.38
                                                                        ==========       ==========        ==========
Weighted average number of shares-basic--Notes A and I                      15,218           15,217            15,212
                                                                        ==========       ==========        ==========
Weighted average number of shares-diluted--Notes A and I                    15,225           15,217            15,244
                                                                        ==========       ==========        ==========

Note 1 - As previously announced, the Company has changed the method of reporting revenues of its Professional Employer Organization ("PEO") subsidiary, Shaw & Shaw, from gross billing to a net revenue basis in fiscal year 2003. Accordingly, reported PEO revenues and related cost of sales for fiscal years 2002 and 2001 have been reduced by $20.1 million and $33.6 million, respectively, with no effect on operating profit or the net results to the Company.

Note 2 - Pursuant to the Company's previously announced adoption of SFAS No.145, results for fiscal year 2002 have been restated to give effect to the reclassification of a charge of $2.1 million arising from March 2002 early payment of the Company's 7.92% Senior Notes to Other Expense, previously presented as an extraordinary item.

                 See Notes to Consolidated Financial Statements.


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                  Accumulated Other
                                                                                              Comprehensive (Loss) Income
                                                                                             ----------------------------
                                                                                           Foreign      Unrealized     Comprehensive
                                               Common Stock                                Currency     Gain (Loss)    Income
                                              $.10 Par Value       Paid-In      Retained   Translation  On Marketable  (Loss)
                                          ---------------------    Capital      Earnings   Adjustment   Securities
                                             Shares     Amount     --------     --------   -----------  -------------  -------------
                                                                                 (Dollars in thousands)

Balance at November 3, 2000               15,208,015      $1,521     $40,862     $221,922      ($550)        ($400)



Stock options exercised, net of tax
  benefit of $3                                7,650           1         140
Unrealized foreign currency translation
   adjustment-net of taxes of $36                                                                 82                         $82
Unrealized loss on marketable securities
-
  net of taxes of $24                                                                                          (38)          (38)
Reclassification adjustment for loss
included
  in net income-net of taxes of $282                                                                           428           428
Net income for the year                                                             5,844                                  5,844
                                          ----------     -------      ------      -------     ------        ------      --------
Balance at November 4, 2001               15,215,665       1,522      41,002      227,766       (468)          (10)       $6,316
                                                                                                                        ========

Stock options exercised, net of tax
  benefit of $3                                1,750                      34
Unrealized foreign currency translation
   adjustment-net of tax benefit of $10                                                          (22)                       ($22)
Unrealized gain on marketable securities
- net of taxes of $11                                                                                           17            17
Net loss for the year                                                             (32,804)                               (32,804)
                                          ----------     -------      ------      -------     ------        ------      --------
Balance at November 3, 2002               15,217,415       1,522      41,036      194,962       (490)           7       ($32,809)
                                                                                                                        ========

Stock options exercised, net of a
diminutive
  tax benefit                                  3,000                      55
Unrealized foreign currency translation
   Adjustment-net of tax benefit of $8                                                           (18)                       ($18)
Unrealized gain on marketable securities
- net of taxes of $56                                                                                           85            85
Net income for the year                                                             4,761                                  4,761
                                          ----------     -------      ------      -------     ------        ------      --------
Balance at November 2, 2003               15,220,415      $1,522     $41,091     $199,723      ($508)          $92        $4,828
                                          ==========     =======      ======      =======     ======        ======      ========

There were no shares of preferred stock issued or outstanding in any of the reported periods.

                                       See Notes to Consolidated Financial Statements.


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                               Year Ended
                                                                        ----------------------------------------------------------
                                                                               November            November           November
                                                                               2, 2003             3, 2002            4, 2001
                                                                               --------            --------           --------
                                                                                              (In thousands)

CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income (loss)                                                                $4,761            ($32,804)            $5,844
Adjustments to reconcile net income (loss) to cash provided by operating activities
     Discontinued operations                                                                         (4,310)               814
     Loss on early payment of debt                                                                    2,093
     Cumulative effect of a change in accounting - goodwill impairment                               31,927
     Depreciation and amortization                                               24,331              22,166             24,582
     Equity in net (income) loss of joint ventures                                                      (25)                49
     Gain on sale of partnership interest                                                                               (4,173)
     Gain on securities-net                                                                                             (5,552)
     Accounts receivable provisions                                               6,227              10,188              8,462
     (Gain) loss on foreign currency translation                                    (10)                231                 64
     Loss on dispositions of property, plant and equipment                          151                 100                118
     Deferred income tax expense                                                     82               3,898              2,620
     Other                                                                                              (98)               100
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                               (28,612)             (8,641)            61,878
       Proceeds from securitization program                                      10,000              60,000
       (Increase) decrease in inventories                                        (7,667)              6,496             28,399
       (Increase) decrease in prepaid expenses and other assets                     (27)             (1,137)             3,229
       Decrease in deposits and other assets                                        687               1,318              2,153
       (Decrease) increase in accounts payable                                     (864)             40,076            (29,603)
       Increase (decrease) in accrued expenses                                   14,599             (18,655)               449
       Increase (decrease) in deferred income and other liabilities               8,560               2,505             (3,520)
       Increase (decrease) in recoverable income taxes                            3,957              (6,866)            (6,655)
                                                                                -------             -------            -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        36,175             108,462             89,258
                                                                                -------             -------            -------


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued
                                                                                                   Year Ended
                                                                        ----------------------------------------------------------
                                                                               November            November           November
                                                                               2, 2003             3, 2002            4, 2001
                                                                               --------            --------           --------
                                                                                                 (In thousands)
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                                                870                 840              7,326
Purchases of investments                                                           (833)             (1,089)            (2,001)
Distributions from joint ventures                                                    49               3,271
Acquisitions                                                                                                               (76)
Net proceeds from sale of partnership interest                                                                           4,017
Proceeds from disposals of property, plant and equipment                            469                 633              1,174
Purchases of property, plant and equipment                                      (17,990)            (14,692)           (27,112)
Proceeds from sale of subsidiary                                                                     24,233
Other                                                                                                   317                 (5)
                                                                                -------             -------            -------
NET CASH (APPLIED TO) PROVIDED BY INVESTING ACTIVITIES                          (17,435)             13,513            (16,677)
                                                                                -------             -------            -------
CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt                                                                                            15,100
Payment of long-term debt                                                        (1,524)            (33,476)           (13,674)
Exercises of stock options                                                           55                  34                141
Increase (decrease) in notes payable-bank                                         1,523             (62,306)           (77,568)
                                                                                -------             -------            -------

NET CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES                               54             (95,748)           (76,001)
                                                                                -------             -------            -------

Effect of exchange rate changes on cash                                            (357)             (1,081)              (304)
                                                                                -------             -------            -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING
    OPERATIONS                                                                   18,437              25,146             (3,724)

Net decrease in cash and cash equivalents from discontinued operations                                                 (11,901)
                                                                                -------             -------            -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             18,437              25,146            (15,625)

Cash and cash equivalents, including restricted cash, beginning of year          43,620              18,474             34,099
                                                                                -------             -------            -------

CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH, END OF YEAR               $62,057             $43,620            $18,474
                                                                                =======             =======            =======

SUPPLEMENTAL INFORMATION

Cash paid during the year:
    Interest expense                                                             $2,131             $5,357             $12,624
    Income taxes                                                                 $2,360             $3,200              $8,012

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

Fiscal Year: The Company's fiscal year ends on the Sunday nearest October 31. The 2001 through 2003 fiscal years consisted of 52 weeks.

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated upon consolidation. The Company accounts for the securitization of accounts receivables in accordance with Financial Accounting Standards Board ("FASB") Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (see Note B). In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.46, "Consolidation of Variable Entities" to provide new guidance with respect to the consolidation of all previously unconsolidated entities, including special purpose entities. The Company has no unconsolidated subsidiaries, however, the Company will continue to evaluate the impact of the adoption of the interpretation on the Company's consolidated financial position and results of operations.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation: The Company has elected to follow APB Opinion 25, "Accounting for Stock Issued to Employees," to account for its stock options under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined at the grant dates for awards under the alternative accounting method provided for in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment for FSAB Statement No. 123," net income and earnings per share, on a pro forma basis, would have been:

                                                                               2003             2002            2001
                                                                             -------          --------        --------
Net income (loss) as reported                                                $4,671          ($32,804)         $5,844
Pro forma compensation expense, net of taxes                                    (67)             (309)           (501)
                                                                            -------          --------        --------
Pro forma net income (loss) (in thousands)                                   $4,604          ($33,113)         $5,343
                                                                            =======          ========        ========
Net income (loss) as reported per share-basic and diluted                     $0.31            ($2.16)          $0.38
Pro forma compensation expense, net of taxes per share-basic and diluted      (0.01)            (0.02)          (0.03)
                                                                            -------          --------        --------
Pro forma net income (loss) per share-basic and diluted                       $0.30            ($2.18)          $0.35
                                                                            =======          ========        ========

The fair value of each option grant is estimated using the Multiple Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in fiscal 2003, 2002 and 2001, respectively: risk-free interest rates of 2.0%, 2.7% and 5.0%, respectively; expected volatility of .50, .52 and .65, respectively; an expected life of the options of five years; and no dividends. The weighted average fair value of stock options granted during fiscal years 2003, 2002 and 2001 were $6.59, $10.59 and $13.00, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Revenue Recognition: - The Company derives its revenues from several sources. The revenue recognition methods, which are consistent with those prescribed in Staff Accounting Bulletin 101 ("SAB 101"), entitled "Revenue Recognition in Financial Statements," are described below in more detail for the significant types of revenue within each of its segments.

Staffing Services:
     Traditional Staffing: In fiscal 2003, this revenue comprised approximately 74% of consolidated sales. Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered.

     Managed Services: In fiscal 2003, this revenue comprised approximately 5% of consolidated sales. Sales are generated by the Company's E-Procurement Solutions' subsidiary, ProcureStaff, and for certain contracts, sales are generated by the Company's Staffing Solutions Group's managed services operations. The Company receives an administrative fee for arranging for, billing for and collecting the billings related to other staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, who has responsibility for the acceptability of their personnel to the customer, and in most instances the customer and associate vendor have agreed to the Company not paying the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force 99-19 ("EITF 99-19"), entitled "Reporting Revenue Gross as a Principal versus Net as an Agent", revenue for these services, where the customer has agreed, is recognized net of associated costs in the period the services are rendered.

     Outsourced Projects: In fiscal 2003, this revenue comprised approximately 4% of consolidated sales. Sales are derived from the Company's Information Technology Solutions' operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work.

     Shaw & Shaw: In fiscal 2003, this revenue comprised less than 1% of consolidated sales, due to the Company's reporting of these revenues on a net basis. Sales are generated by the Company's Shaw & Shaw subsidiary, for which the Company provides professional employer organizational services ("PEO") to certain customers. Generally, the customers transfer their entire workforce or employees of specific departments or divisions to the Company, but the customers maintain control over the day-to-day job duties of the employees. Based upon the revenue recognition principles prescribed in EITF 99-19, effective with the Company's second fiscal quarter of 2003, the Company has changed its method of reporting revenue from these services from a gross basis to a net basis. The change in reporting, which is reflected in all current and prior periods, resulted in a reduction in both reported PEO revenues and related costs of sales, with no effect on the Company's operating results.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Revenue Recognition: --Continued
-------------------

Telephone Directory:
     Directory Publishing: In fiscal 2003, this revenue comprised approximately 3% of consolidated sales. Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher or for a telephone company in Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered.

     Ad Production: In fiscal 2003, this revenue comprised approximately 1% of consolidated sales. Sales are generated when the Company performs design and production services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its ad production work and upon customer acceptance.

Telecommunications Services:
     Construction: In fiscal 2003, this revenue comprised approximately 3% of consolidated sales. Sales are derived from the Company supplying aerial and underground construction services related to telecommunications and cable operations. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in Statement of Position 81-1 ("SOP 81-1"), entitled "Accounting for Performance of Construction-Type Contracts," using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project.

     Non-Construction: In fiscal 2003, this revenue comprised approximately 4% of consolidated sales. Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and if applicable, any completed units are delivered and accepted by the customer.

Computer Systems:
     Database Access: In fiscal 2003, this revenue comprised approximately 3% of consolidated sales. Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases.

     IT Maintenance: In fiscal 2003, this revenue comprised approximately 2% of consolidated sales. Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Revenue Recognition: --Continued
--------------------

Computer Systems--Continued:
     Telephone Systems: In fiscal 2003, this revenue comprised approximately 1% of consolidated sales. Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in Statement of Position 97-2 ("SOP 97-2"), entitled "Software Revenue Recognition" and Emerging Issues Task Force 00-21 ("EITF 00-21"), entitled "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value.

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

Long-Lived and Intangible Assets: The Company, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for Impairment on Disposal of Long-lived Assets," reviews for impairment long-lived assets and certain identifiable intangibles annually in the Company's second fiscal quarter and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable (see Note H).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Property, Plant and Equipment: Depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to write off the cost of the assets over their estimated useful lives. Fully depreciated assets are retained in property and depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts less proceeds from disposal, are included in income. Maintenance and repairs are expensed as incurred. The assets are depreciated over the following periods:
     Buildings                             25 to 31-1/2 years
     Machinery and equipment               3 to 15 years
     Leasehold improvements                length of lease or life of the asset,
                                           whichever is shorter
     Enterprise Resource Planning system   5 to 7 years

Property, plant and equipment consisted of:                                              November                  November
                                                                                         2, 2003                   3, 2002
                                                                                         --------                  --------
                                                                                                  (In thousands)
Land and buildings                                                                        $33,847                   $33,797
Machinery and equipment                                                                   114,167                   102,301
Leasehold improvements                                                                     10,818                     9,049
Enterprise Resource Planning system                                                        33,371                    31,916
                                                                                         --------                   -------
                                                                                          192,203                   177,063
Less allowances for depreciation and amortization                                         109,751                    87,769
                                                                                         --------                   -------
                                                                                          $82,452                   $89,294
                                                                                         ========                   =======

A term loan is secured by a deed of trust on land and buildings with a carrying amount at November 2, 2003 of $11.0 million (see Note F).

Primary Insurance Casualty Program: The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds. The experience-rated premiums in these state plans relieve the Company of additional liability. Initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Prior to March 31, 2002, the amount of the additional or return premium was finalized. Subsequent thereto, adjustments to premium will be made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For the policy year ended March 31, 2003, a maximum premium has been predetermined. At November 2, 2003, the Company's liability for the plan year ended

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

March 31, 2003 was $4.3 million ($4.1 million is due in 2006) and the Company's prepayment for the plan year ending March 31, 2004 was $2.5 million.

Reclassification: Certain amounts in fiscal years 2002 and 2001 have been reclassified to conform to the 2003 presentation. Pursuant to Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 145, results for the fiscal year 2002 have been restated to give effect to the reclassification of a charge of $2.1 million ($1.3 million, net of taxes) arising from the March 2002 early payment of the Company's 7.92% Senior Notes to Other Expense, previously presented as an extraordinary item. In addition, as previously reported, the Company has changed the method of reporting the revenues of its Professional Employer Organization ("PEO") subsidiary from gross billing to a net revenue basis. Accordingly, reported PEO revenues and related cost of sales for fiscal years 2002 and 2001 have been reduced by $20.1 million and $33.6 million, respectively, with no effect on operating profit or the net results of the Company.

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

Derivatives and Hedging Activities: The Company enters into derivative financial instrument contracts only for hedging purposes and accounts for them in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its amendments SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." (see Note O).

New Accounting Pronouncements: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", to provide new guidance with respect to how an issuer classifies and measures these items in its financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company's adoption of SFAS No. 150 in the fourth quarter did not have an impact on the Company's consolidated financial position or results of operations.


NOTE B--Securitization Program

Effective April 15, 2002, the Company entered into a $100.0 million, three-year accounts receivable securitization program (the "Securitization Program"). Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $100.0 million). The Company retains the servicing responsibility for the accounts receivable. At November 2, 2003, TRFCO had purchased from Volt Funding a participation interest of $70.0 million out of a pool of approximately $189.3 million of receivables.

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

Funding, to satisfy the Company's creditors (subject also, as described in Note F, to the security interest that the Company has granted in the common stock of Volt Funding in favor of the lenders under the Company's new Credit Facility). TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding) for any of the sold receivables.

In the event of termination of the Securitization Program, new purchases in a participation interest in receivables by TRFCO would cease and collections reflecting TRFCO's interest would revert to TRFCO. The Company believes TRFCO's aggregate collection amounts should not exceed the pro rata interests sold. There are no contingent liabilities or commitments associated with the Securitization Program.

The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the consolidated balance sheet (no debt is recorded) and the proceeds from the sale are reflected as cash provided by operating activities. Losses and expenses associated with the transactions, primarily related to discounts incurred by TRFCO on the issuance of its commercial paper, are charged to the Company's consolidated statement of operations.

The Company incurred charges, in connection with the sale of receivables under the Securitization Program, of $1.6 million in the fiscal year ended November 2, 2003 compared to $0.9 million in the fiscal year ended November 3, 2002, which are included in Other Expense on the consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 2.6% and 2.5% per annum in the fiscal years 2003 and 2002, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated the retained interest in receivables approximated fair value.

At November 2, 2003 and November 3, 2002, the Company's carrying retained interest, in a revolving pool of receivables of approximately $189.3 million and $168.2 million, respectively, net of a service fee liability, was approximately $119.0 million and $108.1 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $70.0 million and $60.0 million at November 2, 2003 and November 3, 2002, respectively. Accordingly, the trade accounts receivable included on the November 2, 2003 and November 3, 2002 balance sheet, has been reduced to reflect the $70.0 million and $60.0 million, respectively, participation interest sold.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization. The Company's most recent long-term debt rating was "BBB-" with a neutral rating outlook.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE C--Short-Term Investments and Investments in Securities

At November 2, 2003, and November 3, 2002, short-term investments consisted of $4.1 million and $3.8 million, respectively, invested in mutual funds for the Company's deferred compensation plan (see Note N).

At November 2, 2003 and November 3, 2002, the Company had an available-for-sale investment in equity securities of $193,000 and $52,000, respectively. The gross unrealized gains of $153,500 and $12,000 at November 2, 2003 and November 3, 2002, respectively, were included as a component of accumulated other comprehensive (loss) income.

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


NOTE D--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:

                                                                                   November 2,            November 3,
                                                                                   2003                   2002
                                                                                   ------------           -----------
                                                                                            (In thousands)
Staffing Services                                                                                               $32
Telephone Directory                                                                  $12,898                 11,355
Telecommunications Services                                                           18,320                 14,394
Computer Systems                                                                       6,139                  3,909
                                                                                     -------                -------
Total                                                                                $37,357                $29,690
                                                                                     =======                =======

The cumulative amounts billed under service contracts at November 2, 2003 and November 3, 2002 of $3.6 million and $2.1 million, respectively, are credited against the related costs in inventory.

NOTE E--Short-Term Borrowings

At November 2, 2003, the Company had total outstanding bank borrowings of $4.1 million under credit lines. These credit lines with foreign banks that provide for borrowings and letters of credit up to an aggregate of $11.1 million expire during fiscal year 2004, unless renewed. The weighted average interest rate of short-term borrowings at each year-end was 9.9% at the end of fiscal 2003 and 62% at the end of fiscal 2002. Borrowings in foreign currencies provide a hedge against devaluation in foreign currency denominated assets. The weighted average interest rate in fiscal 2002 was significantly higher as the borrowings were primarily by the Company's Uruguayan operation from Uruguayan banks, whose interest rates reflected the country's high inflation level.


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:
                                                                              November                    November
                                                                               2, 2003                    3, 2002
                                                                              --------                    --------
                                                                                         (In thousands)
8.2% term loan (a)                                                             $14,469                    $14,810
Notes payable (b)                                                                                           1,183
                                                                              --------                   --------
                                                                                14,469                     15,993
Less amounts due within one year                                                   371                      1,524
                                                                              --------                   --------
Total long-term debt                                                           $14,098                    $14,469
                                                                              ========                   ========


(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at November 2, 2003 of $11.0 million. The obligation is guaranteed by the Company.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note F--Long-Term Debt--Continued

Effective April 15, 2002, the Company entered into a $40.0 million, two-year, secured, syndicated, revolving credit agreement ("Credit Agreement") which established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon, NA, Wells Fargo, NA and Lloyds TSB Bank PLC. Borrowings and letters of credit under the Credit Facility are limited to a specific borrowing base, which is based upon the level of specified receivables at the time of each calculation. At November 2, 2003, the borrowing base was approximately $40.0 million. Borrowings under the Credit Facility are to bear interest at various rate options selected by the Company at the time of each borrowing, certain of which rate options are based on a leverage ratio, as defined, as is the annual facility fee. Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at November 2, 2003, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.0% per annum. At November 2, 2003, the facility fee was 0.4% per annum. The Company has not borrowed, and no letters of credit have been issued, under the Credit Facility since its inception in April 2002.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million (the Company's consolidated tangible net worth, as defined, as of November 2, 2003 was $234.2 million); a limitation on cash dividends and capital stock repurchases and redemptions by the Company in any one fiscal year to 25% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of the fiscal year. As a result of the loss sustained by the Company in fiscal year 2002, the Company was restricted from paying dividends in fiscal 2003. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At November 2, 2003 the Company was in compliance with all covenants in the Credit Agreement and believes it will be in compliance throughout its remaining term.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At November 2, 2003, four of those guarantors have pledged approximately $52.4 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility. The Company has pledged all of the stock of Volt Funding (see Note B) as collateral security for the Company's obligations under the Credit Facility.

Principal payment maturities on long-term debt outstanding at November 2, 2003 are:

                             Fiscal Year                     Amount
                             -----------                  -------------
                                                          (In thousands)

                                2004                            $371
                                2005                             402
                                2006                             436
                                2007                             474
                                2008                             514
                             Thereafter                       12,272
                                                             -------
                                                             $14,469
                                                             =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes

The components of the Company's income (loss) from continuing operations before income taxes by location, and the related income tax provision (benefit) are as follows:

                                                                                      Year Ended
                                                                      -------------------------------------------------
                                                                      November             November            November
                                                                      2, 2003              3, 2002             4, 2001
                                                                      --------             ---------           --------
                                                                                         (In thousands)
The components of income (loss) from continuing
   operations before income taxes, based on the location
   of operations, consist of the following:
    Domestic                                                            $3,523             ($6,123)              $10,421
    Foreign                                                              4,524              (1,384)                  597
                                                                       -------             -------               -------
                                                                        $8,047             ($7,507)              $11,018
                                                                       =======             =======               =======

The  components of the income tax provision (benefit) include:
Current:
    Federal (a)                                                           $518             ($5,539)               $1,110
    Foreign                                                              2,086                 486                   117
    State and local                                                        600              (1,165)                  513
                                                                       -------             -------               -------
     Total current                                                       3,204              (6,218)                1,740
                                                                       -------             -------               -------
Deferred:
    Federal                                                               $232               $3,345               $2,366
    Foreign                                                               (202)                128                  (145)
    State and local                                                         52                  425                  399
                                                                       -------             -------               -------
     Total deferred                                                         82                3,898                2,620
                                                                       -------             -------               -------
 Total income tax provision (benefit)                                   $3,286             ($2,320)               $4,360
                                                                       =======             =======               =======

(a) Reduced in 2003 and 2001 and increased in 2002 by benefits of $0.8 million, $1.0 million and $0.2 million, respectively, from general business credits.


The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                                                                      Year Ended
                                                            ------------------------------------------------------------
                                                                       November           November             November
                                                                       2, 2003            3, 2002              4, 2001
                                                                       -------            --------             --------
Statutory rate                                                           35.0%              (35.0%)                35.0%
State and local taxes, net of federal
   tax benefit                                                             6.4                (7.8)                  5.1
Tax effect of foreign operations                                           3.8                14.9                   2.1
Goodwill amortization                                                                                                2.6
General business credits                                                  (4.5)               (3.5)                 (5.7)
Other-net                                                                  0.1                 0.5                   0.5
                                                                        ------              ------                ------
Effective tax rate                                                       40.8%              (30.9%)                39.6%
                                                                        ======              ======                ======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes--Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include foreign operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                              November                  November
                                                                              2, 2003                   3, 2002
                                                                              --------                  --------
                                                                                        (In thousands)
Deferred Tax Assets:
  Allowance for doubtful accounts                                             $3,626                     $4,144
  Inventory valuation                                                             19                         19
  Foreign loss carryforwards                                                     830                        687
  Goodwill                                                                     2,805                      3,069
  Compensation accruals and deferrals                                          4,355                      3,644
  Warranty accruals                                                               74                         99
  Foreign asset bases                                                            357                        155
  Other-net                                                                    1,040                      1,110
                                                                             -------                    -------
Total deferred tax assets                                                     13,106                     12,927
Less valuation allowance for deferred tax assets                               3,635                      3,756
                                                                             -------                    -------
Deferred tax assets, net of valuation allowance                                9,471                      9,171
                                                                             -------                    -------

Deferred Tax Liabilities:
  Software development costs                                                   8,682                     12,520
  Earnings not currently taxable                                                 131                        100
  Accelerated book depreciation                                                7,188                      2,951
                                                                             -------                    -------
  Total deferred tax liabilities                                              16,001                     15,571
                                                                             -------                    -------

Net deferred tax liabilities                                                 ($6,530)                   ($6,400)

Balance sheet classification:
  Current assets                                                              $8,722                     $8,343
  Non-current liabilities                                                    (15,252)                   (14,743)
                                                                             -------                    -------
Net deferred tax liabilities                                                 ($6,530)                   ($6,400)
                                                                             =======                    ========

At November 2, 2003, deferred tax assets included $0.8 million related to foreign loss carryforwards, with no limitation on the carry forward period and $2.8 million related to goodwill written off as impaired. For financial statement purposes, a full valuation allowance of $3.6 million has been recognized due to the uncertainty of the realization of the foreign loss carryforwards and future tax deductions related to goodwill. The valuation allowance decrease during 2003 of $0.1 million was principally due to the goodwill.

Substantially all of the undistributed earnings of foreign subsidiaries of $8.3 million at November 2, 2003 are considered permanently invested and, accordingly, no federal income taxes thereon have been provided. Should these earnings be distributed, foreign tax credits would reduce the additional federal income tax that would be payable. Availability of credits is subject to limitations; accordingly, it is not practicable to estimate the amount of the ultimate deferred tax liability, if any, on accumulated earnings.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--Goodwill and Other Intangibles

As of the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new rules, goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to testing annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, using fair value methodology. Intangible assets with finite, measurable lives continue to be amortized over their respective useful lives until they reach their estimated residual values, and are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result, the Company did not incur any expense for the amortization of goodwill in fiscal years 2003 and 2002 (however, as discussed below, the Company did record a charge for the impairment of goodwill as of the beginning of fiscal 2002). The pretax expense for the amortization of goodwill included in continuing operations was $3.0 million in fiscal year 2001.

The Company engaged independent valuation firms to assist in the determination of impairment, which may have existed in the $39.8 million of goodwill recorded as of the beginning of fiscal 2002. The result of testing goodwill for impairment in accordance with SFAS No. 142, as of November 5, 2001, was a non-cash charge of $31.9 million, which is reported under the caption "Cumulative effect of a change in accounting." Using the same valuations methods employed by the independent valuation firms, the Company completed its annual impairment tests on the remaining $9.0 million of goodwill during the second quarter of fiscal 2003 and determined that no impairment existed, since its fair value exceeded the carrying value.

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

The changes in the carrying amount of goodwill by segment during the fiscal year ended November 3, 2002 were as follows:

                                                                        November         Impairment     November
                                                                        4, 2001          Charge (1)     3, 2002
                                                                        --------         -----------    --------
                                                                                  (In thousands)

Staffing Services                                                       $32,271          $23,930         $8,341
Telephone Directory                                                       6,907            6,907
Computer Systems                                                            642                             642
                                                                        -------          -------        -------
Total                                                                   $39,820          $30,837         $8,983
                                                                        =======          =======        =======


(1) The impairment charge did not include the $1.1 million charge related to the goodwill associated with the westVista joint venture, discussed above.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--Goodwill and Other Intangibles--Continued

The following tables reflect the impact that the elimination of the amortization pursuant to SFAS No. 142 would have had on prior year net income and net income per share, if SFAS No. 142 had been adopted at the beginning of fiscal year 2001:

                                                                 Year Ended
                                                               November 4, 2001
                                                              ----------------
                                                           (In thousands, except
                                                               per share data)

Reported net income                                                 $5,844
Add back: Goodwill amortization, net of taxes (a)                    2,303
                                                                   -------
Adjusted net income                                                 $8,147
                                                                   =======

                                                              Per Share Data
Basic and Diluted:
Reported net income per share                                        $0.38
Add back: Goodwill amortization per share (a)                         0.15
                                                                    ------
Adjusted net income per share                                        $0.53
                                                                    ======

(a) Includes goodwill amortization applicable to discontinued operations of and $1.1 million, net of taxes, or $0.07 per share, for the fiscal year ended November 4, 2001.


NOTE I--Per Share Data

In calculating basic earnings per share, the effect of dilutive securities is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                                                               Year Ended
                                                                            --------------------------------------------------
                                                                            November             November             November
                                                                            2, 2003              3, 2002              4, 2001
                                                                            --------             --------             --------
Denominator for basic earnings per share -
Weighted average number of shares                                             15,218               15,217               15,212

Effect of dilutive securities:
   Employee stock options                                                          7                    -                   32
                                                                              ------               ------               ------
Denominator for diluted earnings per share -
Adjusted weighted average number of shares                                    15,225               15,217               15,244
                                                                              ======               ======               ======


Options to purchase 582,539, 566,359 and 573,241 shares of the Company's common stock were outstanding at November 2, 2003, November 3, 2002 and November 4, 2001, respectively but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--Sale of Subsidiaries and Businesses

On November 30, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), which comprised the Company's Electronic Publication and Typesetting segment, was acquired by Agfa Corporation through a tender offer for all of Autologic's outstanding shares and a subsequent merger. The Company received $24.2 million for its shares. The Company's gain on the sale of $4.5 million, including a tax benefit of $1.7 million, was reflected in the Company's first quarter of fiscal 2002. The results of operations of Autologic have been classified as discontinued and Autologic's prior period results have been reclassified.

Included in discontinued operations, as a result of the sale of Autologic, for the two fiscal years ended November 3, 2002 are:


                                                 November            November
                                                 3, 2002             4, 2001
                                                 --------            ---------
                                                        (In thousands)

   Revenue                                         $3,296           $68,518
                                                   ======           =======
   Loss before taxes and minority interest          ($488)          ($1,412)
   Income taxes (benefit)                             153               110
   Minority interest                                  138               488
                                                   ------            ------
   Loss from operations                              (197)             (814)
                                                   ------            ------

   Gain on disposal before tax benefit              2,761
   Income tax benefit                               1,746
                                                   ------
   Gain on disposal                                 4,507
                                                   ------

   Gain (loss) from discontinued operations        $4,310             ($814)
                                                   ======            ======

In August 2002, the Company's 50% owned joint venture, westVista, was liquidated with one operation sold to an unaffiliated third party and the other operation acquired by the Company. The terms of the initial purchase agreement required the Company and its partner to make future payments to the previous owner. Accordingly, 50% of this liability has been accrued by the Company and the gain on the sale of approximately $0.1 million has been deferred.

Prior to the sale, the Company's portion of net income was $25,000 in fiscal 2002 and the portion of net loss was $49,000 in fiscal 2001, which is included in other income (expense). In addition in fiscal 2002, the Company recorded a charge for the write-down of goodwill related to the joint venture of $1.1 million as a portion of the Cumulative Effect of a Change in Accounting (see Note H).

In April 2001, the Company sold its interest in a real estate partnership, resulting in a pre-tax gain of $4.2 million.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--Stock Option Plans

In May 1995, the Company adopted a new Non-Qualified Stock Option Plan, which initially enabled the granting of options to acquire up to 1.2 million shares of common stock to key employees and, as amended in January 1998, directors of the Company. Option exercise prices may not be less than 100% of the market price of the shares on the date the options are granted. The term of each option, which may not exceed ten years, and vesting period of each option are at the discretion of the Company. Currently outstanding options become fully vested within one to five years after the date of grant. At November 2, 2003, options to purchase 488,039 (457,105 at November 3, 2002) shares were vested and 347,854 (367,034 at November 3, 2002) shares were available for future grants under the plan.

Transactions involving outstanding stock options under the plan were:

                                                   Number of    Weighted Average
                                                   Shares       Exercise Price
                                                   ---------    ----------------

Outstanding-November 3, 2000                        581,350          $21.08

Granted                                              31,650           18.49
Exercised                                            (7,650)          18.08
Forfeited                                           (31,609)          19.33
                                                    -------
Outstanding November 4, 2001                        573,741           21.08

Granted                                               4,500           18.13
Exercised                                           (1,750)           18.01
Forfeited                                          (10,132)           20.16
                                                    ------
Outstanding-November 3, 2002                        566,359           21.08

Granted                                              38,750           12.02
Exercised                                           (3,000)           18.08
Forfeited                                          (19,570)           21.43
                                                   -------
Outstanding-November 3, 2003                       582,539          $20.48
                                                   ========

Price ranges of outstanding and exercisable options as of November 2, 2003 are summarized below:

                                               Outstanding Options                                Exercisable Options
                             -------------------------------------------------------    ---------------------------------------
                                               Average
Range of                       Number          Remaining        Weighted Average            Number          Weighted Average
Exercise Prices                of Shares       Life (Years)     Exercise Price              of Shares       Exercise Price
---------------               ----------       ------------     ----------------           ----------       ----------------
$10.67 - $17.50                 71,300               7                $13.99                 27,900              $16.69
$18.08 - $18.08                262,633               2                $18.08                262,633              $18.08
$18.13 - $24.22                153,506               6                $21.14                106,006              $21.46
$25.42 - $50.56                 95,100               4                $30.90                 91,500              $30.84


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures

Financial data concerning the Company's sales, segment profit (loss) and identifiable assets by reportable operating segment for fiscal years 2003, 2002 and 2001 are presented in tables below.

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

Sales, operating profit and identifiable assets by the Company's reportable operating segment are as follows:

                                                                           November         November          November
                                                                           2, 2003          3, 2002           4, 2001
                                                                           ---------        --------          --------
Net Sales                                                                                 (In thousands)
Staffing Services:
   Traditional Staffing                                                   $1,266,875       $1,141,717        $1,251,282
   Managed Services                                                        1,043,572          745,667           737,417
                                                                          ----------       ----------        ----------
   Total gross sales                                                       2,310,447        1,887,384         1,988,699
   Less Non-recourse Managed Services                                       (967,379)        (679,110)         (503,027)
   Intersegment sales                                                          2,367            2,044            12,169
                                                                          ----------       ----------        ----------
                                                                           1,345,435        1,210,318         1,497,841
                                                                          ----------       ----------        ----------
Telephone Directory:
   Sales to unaffiliated customers                                            70,116           83,212            99,682
   Intersegment sales                                                             43              114               264
                                                                          ----------       ----------        ----------
                                                                              70,159           83,326            99,946
                                                                          ----------       ----------        ----------
Telecommunications Services:
   Sales to unaffiliated customers                                           112,201          104,039           246,892
   Intersegment sales                                                            638            4,833             2,040
                                                                          ----------       ----------        ----------
                                                                             112,839          108,872           248,932
                                                                          ----------       ----------        ----------
Computer Systems:
   Sales to unaffiliated customers                                            84,472           72,261            66,435
   Intersegment sales                                                          9,167            6,535             4,863
                                                                          ----------       ----------        ----------
                                                                              93,639           78,796            71,298
                                                                          ----------       ----------        ----------

Elimination of intersegment sales                                            (12,215)         (13,526)          (19,336)
                                                                          ----------       ----------        ----------
Total Net Sales                                                           $1,609,857       $1,467,786        $1,898,681
                                                                          ==========       ==========        ==========
Segment Profit (Loss)
Staffing Services                                                            $21,072          $20,469           $16,558
Telephone Directory                                                            7,674            6,712             2,238
Telecommunications Services                                                   (3,986)         (13,259)            7,353
Computer Systems                                                              14,679            8,912            10,739
                                                                          ----------       ----------        ----------
Total segment profit                                                          39,439           22,834            36,888

General corporate expenses                                                   (27,668)         (22,704)          (24,416)
                                                                          ----------       ----------        ----------
Total Operating Profit                                                       $11,771             $130           $12,472
                                                                          ==========       ==========        ==========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

                                                 November          November
                                                 2, 2003           3, 2002
                                                 --------          --------
                                                      (In thousands)
Assets:
Staffing Services                                $350,796          $332,482
Telephone Directory                                60,152            60,105
Telecommunications Services                        49,053            46,666
Computer Systems                                   39,006            31,860
                                                 --------          --------
                                                  499,007           471,113
Cash, investments and other corporate assets       39,686            38,477
                                                 --------          --------
Total assets                                     $538,693          $509,590
                                                 ========          ========

Sales to external customers and assets of the Company by geographic area are as follows:

                                                                               Year Ended
                                                              ------------------------------------------------
                                                                November           November           November
                                                                2, 2003            3, 2002            4, 2001
                                                                --------           --------           --------
                                                                               (In thousands)
Sales:
   Domestic                                                   $1,484,720         $1,349,319         $1,765,237
   International                                                 125,137            118,467            133,444
                                                              ----------         ----------         ----------
                                                              $1,609,857         $1,467,786         $1,898,681
                                                              ===========        ==========         ==========


                                                                         Year Ended
                                                               --------------------------------------
                                                                November           November
                                                                 2, 2003            3, 2002
                                                                --------           --------
                                                                         (In thousands)
Assets:
   Domestic                                                     $492,903           $467,303
   International                                                  45,790             42,287
                                                                --------           --------
                                                                $538,693           $509,590
                                                                ========           ========

Sales for all periods exclude sales by Autologic, which was reclassified as a discontinued operation. (see Note J)

In fiscal 2003, the Telecommunications Services segment's sales to three customers accounted for approximately 23%, 18%, and 12%, respectively, of the total sales of that segment; the Computer Systems segment's sales to two customers accounted for approximately 27% and 13% of the total sales of that segment; the Staffing Services segment's sales to one customer accounted for approximately 13% of the total sales of that segment; and the Telephone Directory segment's sales to one customer accounted for approximately 10% of the total sales of that segment. In fiscal 2003, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 10.6% of the Company's consolidated net sales.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

In fiscal 2002, the Telecommunications Services segment's sales to three customers accounted for approximately 24%, 20%, and 12%, respectively, of the total sales of that segment; and the Computer Systems segment's sales to one customer accounted for approximately 30% of that segment. In fiscal 2002, there were no customers to which sales accounted for over 10% of the Company's consolidated net sales.

In fiscal 2001, the Telecommunications Services segment's sales to three customers accounted for approximately 23%, 17%, and 12%, respectively, of the total sales of that segment; and the Computer Systems segment's sales to one customer accounted for approximately 35% of that segment. In fiscal 2001, there were no customers to which sales accounted for over 10% of the Company's consolidated net sales.

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

Capital expenditures and depreciation and amortization by the Company's operating segments are as follows:

                                                                                        Year Ended
                                                                    -------------------------------------------------
                                                                      November           November           November
                                                                      2, 2003            3, 2002            4, 2001
                                                                      --------           --------           --------
                                                                                      (In thousands)
Capital Expenditures:
   Staffing Services                                                    $8,026             $9,063            $12,062
   Telephone Directory                                                   2,104                403              2,891
   Telecommunications Services                                           1,766                960              3,491
   Computer Systems                                                      4,768              3,041              3,520
                                                                      --------           --------           --------
      Total segments                                                    16,664             13,467             21,964
   Corporate                                                             1,326              1,225              5,148
                                                                      --------           --------           --------
                                                                       $17,990            $14,692            $27,112
                                                                      ========           ========           ========
Depreciation and Amortization (a):
   Staffing Services                                                    $8,942             $7,339             $8,275
   Telephone Directory                                                   2,024              2,202              3,665
   Telecommunications Services                                           3,870              4,102              4,716
   Computer Systems                                                      3,770              2,978              2,979
                                                                      --------           --------           --------
      Total segments                                                    18,606             16,621             19,635
   Corporate                                                             5,725              5,545              4,947
                                                                      --------           --------           --------
                                                                       $24,331            $22,166            $24,582
                                                                      ========           ========           ========

(a) Includes depreciation and amortization of property, plant and equipment for fiscal years 2003, 2002 and 2001 of $24.2 million, $21.8 million and $20.5 million, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE M--Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the fiscal years ended November 2, 2003 and November 3, 2002. Each quarter contained thirteen weeks.

                                                                             Fiscal 2003 Quarter (Note 1)
                                                               -----------------------------------------------------------
                                                                First           Second             Third          Fourth
                                                                -----           ------             -----          ------
                                                                         (In thousands, except per share data)
Net sales                                                     $352,535        $403,406            $415,158         $438,758
                                                              ========        ========            ========         ========

Gross profit                                                   $16,529         $24,388             $30,384          $36,408
                                                              ========        ========            ========         ========

Net (loss) income                                              ($3,803)          ($432)             $2,111           $6,885
                                                              ========        ========            ========         ========
Basic and Diluted earnings per share:
Net (loss) income                                               ($0.25)         ($0.03)              $0.14            $0.45
                                                              ========        ========            ========         ========


                                                                         Fiscal 2002 Quarter (Note 1 and 2)
                                                               ------------------------------------------------------------
                                                                 First          Second             Third          Fourth
                                                                 -----          ------             -----          ------
                                                                             (In thousands, except per share data)

Net sales                                                     $334,096        $362,274            $371,849         $399,567
                                                              ========        ========            ========         ========

Gross profit                                                   $11,778         $20,598             $26,835          $37,599
                                                              ========        ========            ========         ========

(Loss) income from continuing operations                       ($6,723)        ($4,411)             $1,133          $4,814
Discontinued operations                                          4,310
Cumulative effect of a change in accounting                    (31,927)
                                                              --------        --------            --------         --------
Net (loss) income                                             ($34,340)        ($4,411)             $1,133           $4,814
                                                              ========        ========            ========         ========

Basic and Diluted earnings per share:
(Loss) income from continuing operations                        ($0.44)         ($0.29)              $0.07            $0.32
Discontinued operations                                           0.28
Cumulative effect of a change in accounting                      (2.10)
                                                              --------        --------            --------         --------
Net (loss) income                                               ($2.26)         ($0.29)              $0.07            $0.32
                                                              ========        ========            ========         ========


Note 1 - As previously announced, the Company has changed the method of reporting revenues of its Professional Employer Organization ("PEO") subsidiary, Shaw & Shaw, from gross billing to a net revenue basis in fiscal year 2003. Accordingly, reported PEO revenues and related cost of sales for the first quarter of fiscal 2003 and the fiscal year 2002 have been reduced, with no effect on gross profit or the net results to the Company.

Note 2 - Pursuant to the Company's previously announced adoption of SFAS No.145, results for fiscal year 2002 have been restated to give effect to the reclassification of a charge of $2.1 million arising from March 2002 early payment of the Company's 7.92% Senior Notes to Other Expense, previously presented as an extraordinary item.

Historically, the Company's results of operations have been lowest in its first fiscal quarter as a result of reduced requirements for the Staffing Services segment's personnel due to the Thanksgiving, Christmas and New Year holidays as well as certain customer facilities closing for one to two weeks. In addition, the Telephone Directory segment's DataNational division publishes more directories during the second half of the fiscal year. The

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE M--Quarterly Results of Operations (Unaudited)--Continued

Uruguay division of the Telephone Directory segment produces a major portion of its revenues and most of its profits in the Company's fourth fiscal quarter. During the third and fourth quarter of the fiscal year, the Staffing Services segment benefits from a reduction of payroll taxes and increased use of Administrative and Industrial services during the summer vacation period.


NOTE N--Employee Benefits

The Company has various savings plans that permit eligible employees to make contributions on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. In January 2000, the Company amended the savings plan for permanent employees to provide a Company contribution in the form of a 50% match of the first 3% of salary contributed by eligible participants. For participants with less than five years of service, the Company's matching contributions vest at 20% per year over a five-year period. Company contributions to the plan are made semi-annually. Under the plan, the Company's contributions of $1.3 million, $1.3 million and $1.2 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively, were accrued and charged to compensation expense.

The Company has a non-qualified deferred compensation and supplemental savings plan, which permits eligible employees to defer a portion of their salary. This plan consists solely of participant deferrals and earnings thereon, which are reflected as a current liability under accrued wages and commissions. The Company invests the assets of the plan in mutual funds based upon investment preferences of the participants.


NOTE O--Derivative Financial Instruments, Hedging and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest swap contracts and foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. At November 2, 2003, the Company had outstanding foreign currency option and forward contracts in the aggregate notional amount equivalent to $10.0 million, which approximated its net investment in foreign operations and is accounted for as a hedge under SFAS No. 52 "Foreign Currency Translation."

Included in cash and cash equivalents at November 2, 2003 and November 3, 2002 was approximately $18.9 million and $11.5 million, respectively, that was restricted to cover obligations that were reflected in accounts payable at that date. These amounts primarily related to certain contracts with customers, for whom the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE P--Commitments

The future minimum rental commitments as of November 2, 2003 for all non-cancellable operating leases were as follows:

                Fiscal Year                    Total                  Office Space             Equipment
                -----------                    -----                  ------------             ---------
                                                                    (In thousands)
                 2004                         $18,619                  $17,012                   $1,607
                 2005                          12,974                   12,355                      619
                 2006                           8,058                    7,903                      155
                 2007                           4,859                    4,859
                 2008                           1,845                    1,845
                 Thereafter                     3,001                    3,001
                                              -------                  -------                 --------
                                              $49,356                  $46,975                   $2,381
                                              =======                  =======                 ========

Many of the leases also required the Company to pay or contribute to property taxes, insurance and ordinary repairs and maintenance.

Rental expense for all operating leases for fiscal years 2003, 2002 and 2001 was $24.0 million, $23.6 million and $24.3 million, respectively.

In fiscal 2000, the Company began development of a new internet-based Front End System designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance and other functions in the branch offices of the Staffing Services segment. The total cost to develop and install this system is currently anticipated to be approximately $12.0 million, (reduced from the $16.0 million, previously reported due to anticipated cost savings) of which $8.1 million has been incurred and capitalized to date. The Company has no other material capital commitments.


NOTE Q--Related Party Transactions

During fiscal 2003, the Company paid $0.5 million to the law firm of which Lloyd Frank, a director and member of the Company's Audit Committee (until April
2004), is a member, primarily for the services rendered. During that year, the Company also paid $47,700 to the law firm of which Bruce Goodman, a director, is a partner for services rendered to the Company and paid $16,500 to Irwin B. Robins, a director, for legal consulting services.

The Company rents approximately 2,500 square feet of space to a corporation owned by Steven A. Shaw, an officer and director, in the Company's El Segundo, California facility, which the Company does not require for its own use, on a month-to-month basis at a rental of $1,500 per month. Based on the nature of the premises and a recent market survey conducted by the Company, the Company believes the rent is the fair market rental for such space.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of November 2, 2003 under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and principal executive officer and its Senior Vice President and principal financial officer. Based on that evaluation, the Company's Chairman of the Board, President and principal executive officer and its Senior Vice President and principal financial officer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its subsidiaries is made known to them on a timely basis.

Changes in internal controls

     There were no significant changes in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III


The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company's Proxy Statement for the Company's 2003 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended November 2, 2003 and is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company's executive officers which follows Item 4 in this Report and the information as to the Company's equity compensation plans contained in the last paragraph of Item 5 in this Report are incorporated by reference into Items 10 and 12, respectively, of this Report.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

15(a)(1).    Financial Statements
             --------------------

             The following consolidated financial statements of Volt Information
             Sciences, Inc. and subsidiaries are included in Item 8 of this Report:
                                                                                                                  Page
                                                                                                                  ----
             Consolidated Balance Sheets--November 2, 2003 and November 3, 2002                                    52

             Consolidated Statements of Operations--Years ended November 2, 2003,
                   November 3, 2002 and November 4, 2001                                                           53

             Consolidated Statements of Stockholders' Equity--Years ended
                    November 2, 2003, November 3, 2002 and November 4, 2003                                        54

             Consolidated Statements of Cash Flows--Years ended November 2, 2003,
                    November 3, 2002 and November 4, 2001                                                          55

             Notes to Consolidated Financial Statements                                                            57


15(a)(2).    Financial Statement Schedules
             -----------------------------

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


15(a)(3).      Exhibits
               --------

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

Exhibit        Description
-------        -----------

14.* Volt Information Sciences, Inc. and Subsidiaries Code of Ethical Conduct for Financial Managers

21.*           Subsidiaries of the Registrant.

23.*           Consent of Ernst & Young LLP.

31.1* Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

32.2* Certification of Principal executive financial officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


+    Management contract or compensation plan or arrangement.

* Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.


15 (b).    Reports on Form 8-K


During the quarter ended November 2, 2003, the Company filed Current Report on Form 8-K dated September 9, 2003 (date earliest event reported) reporting Item
7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure.

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

                                        VOLT INFORMATION SCIENCES, INC.

Dated:    New York, New York            By: /s/ William Shaw
          January 27, 2004                  ------------------------------------
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

Signature                                   Title                                                 Date
---------                                   -----                                                 -----

/s/William Shaw                             Chairman of the Board,                                January 27, 2004
---------------                             President and Chief Executive
William Shaw                                Officer and Director


/s/James J. Groberg                         Senior Vice President (Principal                      January 27, 2004
---------------                             Financial Officer) and Director
James J. Groberg

/s/Jack Egan                                Vice President, Corporate Accounting                  January 27, 2004
---------------                             (Principal Accounting Officer)
Jack Egan

/s/Jerome Shaw                              Director                                              January 27, 2004
---------------
Jerome Shaw

/s/Steven A. Shaw                           Director                                              January 27, 2004
---------------
Steven A. Shaw

/s/Lloyd Frank                              Director                                              January 27, 2004
---------------
Lloyd Frank

/s/Irwin B. Robins                          Director                                              January 27, 2004
---------------
Irwin B. Robins

/s/Mark N. Kaplan                           Director                                              January 27, 2004
---------------
Mark N. Kaplan

/s/Bruce G. Goodman                         Director                                              January 27, 2004
---------------
Bruce G. Goodman

/s/William H. Turner                        Director                                              January 27, 2004
---------------
William H. Turner




VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


  Column A                                        Column B                Column C                     Column D          Column E
  --------                                        --------                --------                     --------          --------

                                                                          Additions
                                                                      -----------------
                                                  Balance at      Charged to      Charged to                             Balance at
                                                  Beginning of    Costs and       Other                                  End of
                                                  Period          Expenses        Accounts             Deductions        Period
                                                  ------------    ----------      -----------          ----------        ----------
                                                                                 (In thousands)

  Year ended November 2, 2003
    Deducted from asset accounts:
    Allowance for uncollectable accounts           $10,994         $6,227                             $6,723  (a,b)       $10,498
    Allowance for deferred tax assets                3,756                        ($121) (c)                                3,635
    Unrealized gain on marketable securities           (12)                         (85) (d)                                  (97)


  Year ended November 3, 2002
    Deducted from asset accounts:
    Allowance for uncollectable accounts            $9,376        $10,188                             $8,570  (a,b)       $10,994
    Allowance for deferred tax assets                  602                       $3,291  (e)             137  (f)           3,756
    Unrealized loss (gain)
     on marketable securities                           16                          (28) (d)                                  (12)


  Year ended November 4, 2001
    Deducted from asset accounts:
    Allowance for uncollectable accounts            $8,952         $8,462                             $8,038  (a,b,g)      $9,376
    Allowance for deferred tax assets                  548                         $396  (c)             342  (g)             602
    Unrealized loss on marketable securities           664                           62  (d)             710  (h)              16




(a)--Includes write-off of uncollectable accounts.
(b)--Includes a foreign currency translation gain of $22 in 2003 and losses of $27 in 2002 and $16 in 2001.
(c)--Charge to income tax provision.
(d)--Charge (credit) to stockholders' equity.
(e)--Charge to cumulative effect of a change in accounting of $3,069 and income tax provision of $222.
(f)--Principally write-off of unutilized foreign tax credits.
(g)--Pertains to the reclassification of assets of discontinued operations, including allowance for uncollectible accounts of $1,188 and allowance for deferred tax assets of $342.
(h)--Reclassification adjustment for write down of marketable securities included in net income.

                                INDEX TO EXHIBITS

15(a)(3).      Exhibits
               --------

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

               --------

Exhibit        Description
-------        -----------
14.*           Volt Information Sciences, Inc. and Subsidiaries Code of Ethical
               Conduct for Financial Managers

21.*           Subsidiaries of the Registrant.

23.*           Consent of Ernst & Young LLP.

31.1* Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of principal executive financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+    Management contract or compensation plan or arrangement.

* Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.


15 (b).       Reports on Form 8-K


During the quarter ended November 2, 2003, the Company filed Current Report on Form 8-K dated September 9, 2003 (date earliest event reported) reporting Item
7. Financial Statements and Exhibits and Item 9. Regulation FD disclosure.


                                   UNDERTAKING


The Company herby undertakes to Furnish to the Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries not filed herewith. Such instruments have not been filed since none are, nor are being, registered under Section 12 of the Securities Exchange Act of 1934 and the total amount of securities authorized under any such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.