Form 10-Q
period 2004-03-10
VOLT INFORMATION SCIENCES INC
filed 2004-03-10
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
 __
/X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
--   Act of 1934

For The Three Months Ended February 1, 2004

        Or
 __
/  / Transition Report Pursuant to Section 13 or 15(d) of the Securities
--   Exchange Act of 1934

For the transition period from             to
                              -------------

Commission File No. 1-9232


                         VOLT INFORMATION SCIENCES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

       New York                                                 13-5658129
-------------------------------                            ---------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

560 Lexington Avenue, New York, New York                       10022
-------------------------------------------                ---------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        (212) 704-2400

                                 Not Applicable
                                 --------------

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

Indicate by check mark whether Registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act).    Yes X    No
                                       ---

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of March 10, 2004 was 15,222,675.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations -
           Three Months Ended February 1, 2004 and February 2, 2003            3

           Condensed Consolidated Balance Sheets -
           February 1, 2004 and November 2, 2003                               4

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended February 1, 2004 and February 2, 2003            5

           Notes to Condensed Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         35

Item 4.    Controls and Procedures                                            37


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   38

SIGNATURE                                                                     38

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED


                                                                       Three Months Ended
                                                           ---------------------------------------------
                                                                      February 1,           February 2,
                                                                            2004                 2003(a)
                                                           ---------------------------------------------

                                                                     (In thousands, except per share
                                                                                 amounts)

NET SALES                                                               $412,681               $352,535

COSTS AND EXPENSES:
Cost of sales                                                            389,630                336,006
Selling and administrative                                                18,459                 15,946
Depreciation and amortization                                              6,155                  5,743
                                                           ---------------------------------------------
                                                                         414,244                357,695
                                                           ---------------------------------------------

OPERATING LOSS                                                            (1,563)                (5,160)

OTHER INCOME (EXPENSE):
Interest income                                                              229                    182
Other expense-net--Note B                                                   (745)                  (556)
Foreign exchange gain net--Note I                                             24                     85
Interest expense                                                            (457)                  (643)
                                                           ---------------------------------------------

Loss before income taxes                                                  (2,512)                (6,092)
Income tax benefit                                                           991                  2,289
                                                           ---------------------------------------------

NET LOSS                                                                 ($1,521)               ($3,803)
                                                           =============================================


                                                                               Per Share Data
                                                           ---------------------------------------------
Basic and Diluted:
Net loss per share                                                        ($0.10)                ($0.25)
                                                           =============================================

Weighted average number of shares--Note G                                 15,222                 15,217
                                                           =============================================

(a) As previously announced, the Company has changed the method of reporting revenues of its Professional Employer Organization ("PEO") subsidiary, Shaw & Shaw, from gross billing to a net revenue basis during fiscal year 2003, with no effect on operating profit or the net results of the Company.

See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             February    November
                                                                             1, 2004     2, 2003 (a)
                                                                         ------------------------
     ASSETS                                                                      (Dollars in
                                                                                  thousands)
     CURRENT ASSETS
       Cash and cash equivalents including restricted cash of $19,580
          (2004) and $18,870 (2003)--Note I                                  $70,241     $62,057
       Short-term investments                                                  4,155       4,149
       Trade accounts receivable less allowances of $8,935 (2004) and
        $10,498 (2003)
           --Note B                                                          292,548     313,946
       Inventories--Note C                                                    34,777      37,357
       Recoverable income taxes                                                4,116       2,596
       Deferred income taxes                                                   8,842       8,722
       Prepaid expenses and other assets                                      14,980      16,132
                                                                         ------------------------
     TOTAL CURRENT ASSETS                                                    429,659     444,959

    Investment in securities                                                     168         193
    Property, plant and equipment-net -- Note E                               85,465      82,452
    Deposits and other assets                                                  1,852       2,107
    Intangible assets-net of accumulated amortization of $982 (2004) and
       $1,349 (2003)-- Note J                                                  8,982       8,982
                                                                         ------------------------

    TOTAL ASSETS                                                            $526,126    $538,693
                                                                         ========================

    LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
       Notes payable to banks--Note D                                         $4,252      $4,062
       Current portion of long-term debt--Note E                                 378         371
       Accounts payable                                                      137,264     153,979
       Accrued wages and commissions                                          42,894      45,834
       Accrued taxes other than income taxes                                  20,935      16,741
       Other accruals                                                         15,308      14,673
       Deferred income and other liabilities                                  31,054      27,665
                                                                         ------------------------
     TOTAL CURRENT LIABILITIES                                               252,085     263,325

     Accrued insurance--Note K                                                 4,098       4,098
     Long-term debt--Note E                                                   14,001      14,098
     Deferred income taxes                                                    15,475      15,252

     STOCKHOLDERS' EQUITY--Notes B, E and F
       Preferred stock, par value $1.00; Authorized--500,000 shares;
        issued--none
       Common stock, par value $.10; Authorized--30,000,000 shares;
        issued--
        15,222,675 shares                                                      1,522       1,522
       Paid-in capital                                                        41,134      41,091
       Retained earnings                                                     198,202     199,723
       Accumulated other comprehensive loss                                     (391)       (416)
                                                                         ------------------------
     TOTAL STOCKHOLDERS' EQUITY                                              240,467     241,920
                                                                         ------------------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $526,126    $538,693
                                                                         ========================



(a) The balance sheet at November 2, 2003 has been derived from the audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)




                                                                                Three Months Ended
                                                                        ---------------------------------
                                                                              February 1,    February 2,
                                                                                  2004              2003
                                                                        ---------------------------------
                                                                                 (In thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net loss                                                                       ($1,521)          ($3,803)
Adjustments to reconcile net loss to cash provided by operating activities:
  Depreciation and amortization                                                  6,155             5,743
  Accounts receivable provisions                                                 1,017               839
  Gains on dispositions of fixed assets                                           (110)
  Loss (gain) on foreign currency translation                                       16                (1)
  Deferred income tax provision (benefit)                                           96               (71)
  Other                                                                                               (2)
Changes in operating assets and liabilities:
  Decrease in accounts receivable                                               26,172            34,720
  Reduction in securitization of accounts receivable                            (5,000)
  Decrease in inventories                                                        2,580               997
  Decrease in prepaid expenses and other current assets                          1,435               464
  Decrease in other assets                                                         255                67
  Decrease in accounts payable                                                 (19,097)          (17,856)
  Increase (decrease) in accrued expenses                                        1,703            (5,916)
  Increase in customer advances and other liabilities                            3,210             7,747
  Decrease in income taxes payable                                              (1,521)           (2,024)
                                                                        ---------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       15,390            20,904
                                                                        ---------------------------------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued



                                                                              Three Months Ended
                                                                        ---------------------------------
                                                                            February 1,      February 2,
                                                                                  2004              2003
                                                                        ---------------------------------
                                                                                 (In thousands)

CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                                              $314              $364
Purchases of investments                                                          (154)             (226)
Proceeds from disposals of property, plant and equipment                           314               124
Purchases of property, plant and equipment                                      (7,956)           (4,210)
Other                                                                                                  3
                                                                        ---------------------------------
NET CASH APPLIED TO INVESTING ACTIVITIES                                        (7,482)           (3,945)
                                                                        ---------------------------------

CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                                          (90)              (55)
Exercise of stock options                                                           43
Increase in notes payable to banks                                                   8               337
                                                                        ---------------------------------
NET CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES                             (39)              282
                                                                        ---------------------------------

Effect of exchange rate changes on cash                                            315              (139)
                                                                        ---------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        8,184            17,102

Cash and cash equivalents, including restricted cash, beginning of
 period                                                                         62,057            43,620
                                                                        ---------------------------------

CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH, END OF PERIOD            $70,241           $60,722
                                                                        =================================

SUPPLEMENTAL INFORMATION
   Cash paid during the period:
   Interest expense                                                               $461              $526
   Income taxes                                                                   $681              $121



See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at February 1, 2004 and consolidated results of operations and consolidated cash flows for the three months ended February 1, 2004 and February 2, 2003.

As previously reported, the Company has changed the method of reporting the revenues of its Professional Employer Organization ("PEO") subsidiary from gross billing to a net revenue basis. Accordingly, reported PEO revenues and related cost of sales for the three months ended February 2, 2003 have been reduced by $5.7 million, with no effect on operating profit or the net results of the Company.

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


                                                                      Three Months Ended
                                                          ------------------------------------------
                                                            February 1, 2004     February 2, 2003
                                                          ------------------------------------------
                                                           (In thousands, except per share amounts)
    Net loss as reported                                               ($1,521)             ($3,803)
    Pro forma compensation expense, net of taxes                           (39)                 (54)
                                                          ------------------------------------------
    Pro forma net loss                                                 ($1,560)             ($3,857)
                                                          ==========================================

    Pro forma net loss per share-basic and diluted                      ($0.10)              ($0.25)
                                                          ==========================================


The fair value of each option grant is estimated using the Multiple Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in the first quarter of fiscal 2004: risk-free interest rates of 2.5%; expected volatility of .51; an expected life of the options of five years; and no dividends. The weighted-average fair values of stock options granted during first quarter of fiscal 2004 was $11.49. There were no options granted in the first quarter of fiscal 2003.

In December 2003, the FASB revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which provides new guidance with respect to the consolidation of all previously unconsolidated entities, including special purpose entities. The Company has no unconsolidated subsidiaries. The provisions of FIN 46 that were adopted by the Company through February 1, 2004 did not have an impact on the Company's consolidated financial position or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note A--Basis of Presentation--Continued

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 2, 2003. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

Note B--Securitization Program

Effective April 15, 2002, the Company entered into a $100.0 million, three-year accounts receivable securitization program ("Securitization Program"). Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $100.0 million). The Company retains the servicing responsibility for the accounts receivable. At February 1, 2004, TRFCO had purchased from Volt Funding a participation interest of $65.0 million out of a pool of approximately $180.8 million of receivables.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note B--Securitization Program--Continued

The Company incurred charges, related to the Securitization Program, of $0.4 million in both the first quarters of fiscal 2004 and fiscal 2003, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program were 2.3% per annum and 2.2% per annum in the first quarters of fiscal 2004 and fiscal 2003, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated that the retained interest in receivables approximated fair values.

At February 1, 2004 and November 2, 2003, the Company's carrying retained interest in a revolving pool of receivables of approximately $180.8 million and $189.3 million, respectively, net of a service fee liability was approximately $115.5 million and $119.0 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $65.0 million and $70.0 million at February 1, 2004 and November 2, 2003, respectively. Accordingly, the trade accounts receivable, included on the February 1, 2004 and November 2, 2003 balance sheet have been reduced to reflect the participation interest sold of $65.0 million and $70.0 million, respectively.

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

Note C--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:


                                                              February 1,       November 2,
                                                                     2004              2003
                                                        ------------------------------------
                                                                    (Dollars in thousands)
Staffing Services                                                    $114
Telephone Directory                                                12,339           $12,898
Telecommunications Services                                        17,843            18,320
Computer Systems                                                    4,481             6,139
                                                        ------------------------------------
Total                                                             $34,777           $37,357
                                                        ====================================


The cumulative amounts billed under service contracts at February 1, 2004 and November 2, 2003 of $5.8 million and $3.6 million, respectively, are credited against the related costs in inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Short-Term Borrowings

At February 1, 2004, the Company had total outstanding bank borrowings of $4.3 million under credit lines. These credit lines with foreign banks that provide for borrowings and letters of credit up to an aggregate of $11.5 million expire during fiscal year 2004, unless renewed. Borrowings in foreign currencies provide a hedge against devaluation in foreign currency denominated assets.

Note E--Long-Term Debt

Long-term debt consists of the following:


                                                        February 1,       November 2,
                                                              2004              2003
                                                 ------------------------------------
                                                               (In thousands)

Term loan (a)                                              $14,379           $14,469
Less amounts due within one year                               378               371
                                                 ------------------------------------
Total long-term debt                                       $14,001           $14,098
                                                 ====================================


(2) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at February 1, 2004 of $10.9 million. The obligation is guaranteed by the Company.

Effective April 15, 2002, the Company entered into a $40.0 million, two-year, secured, syndicated, revolving credit agreement ("Credit Agreement") which established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, N.A. and Lloyds TSB Bank PLC. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables, generally at the end of the fiscal month preceding a borrowing. At February 1, 2004, the borrowing base was approximately $37.9 million. Borrowings under the Credit Facility are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at February 1, 2004, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.2% per annum. At February 1, 2004, the facility fee was 0.4% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million; a limitation on cash dividends and capital stock repurchases and redemptions by the Company in any one fiscal year to 25% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company to maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Long-Term Debt--Continued

among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At February 1, 2004, the Company was in compliance with all covenants in the Credit Agreement and believes it will be in compliance throughout its remaining term. Subsequent to February 1, 2004, the Company borrowed three million British pounds ($5.4 million) under this Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At February 1, 2004, four of those guarantors have pledged approximately $50.8 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility. The Company has pledged all of the stock of Volt Funding (see Note B) as collateral security for the Company's obligations under the Credit Facility.

Note F--Stockholders' Equity

Changes in the major components of stockholders' equity for the three months ended February 1, 2004 are as follows:


                                                Common            Paid-In             Retained
                                                  Stock            Capital            Earnings
                                          -------------------------------------------------------
                                                              (In thousands)
Balance at November 2, 2003                          $1,522             $41,091         $199,723
Stock options exercised- 2,260 shares                                        43
Net loss for the three months                                                             (1,521)
                                          -------------------------------------------------------
Balance at February 1, 2004                          $1,522             $41,134         $198,202
                                          =======================================================


Another component of stockholders' equity, the accumulated other comprehensive loss, consists of cumulative unrealized foreign currency translation losses, net of taxes, of $468,000 and $508,000 at February 1, 2004 and November 2, 2003, respectively, and an unrealized gain, net of taxes, of $77,000 and $92,000 in marketable securities at February 1, 2004 and November 2, 2003, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive loss as follows:


                                                              Three Months Ended
                                                        ------------------------------------
                                                              February 1,       February 2,
                                                                     2004              2003
                                                        ------------------------------------
                                                                       (In thousands)
Net loss                                                          ($1,521)          ($3,803)
Foreign currency translation adjustments-net                           40                39
Unrealized loss on marketable securities-net                          (15)               (5)
                                                        ------------------------------------
Total comprehensive loss                                          ($1,496)          ($3,769)
                                                        ====================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note G--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options are excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.


                                                               Three Months Ended
                                                       ------------------------------------
                                                             February 1,       February 2,
                                                                    2004              2003
                                                       ------------------------------------

Denominator for basic and diluted earnings per share -
     Weighted average number of shares                        15,221,626        15,217,415


Options to purchase 571,773 and 563,623 shares of the Company's common stock were outstanding at February 1, 2004 and February 2, 2003, respectively but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.

Note H--Segment Disclosures

Financial  data  concerning  the Company's  sales and segment  operating  profit
(loss) by reportable operating segment for the three months ended February 1, 2004 and February 2, 2003, included on page 24 of this Report, is an integral part of these condensed consolidated financial statements. During the three months ended February 1, 2004, consolidated assets decreased by $12.6 million primarily due to a decrease in receivables of the Staffing Services and Telephone Directory segments offset by an increase in cash and cash equivalents due to reduced working capital requirements of the Company.

Note I--Derivative Financial Instruments, Hedging and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts, foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At February 1, 2004, the Company had outstanding foreign currency option and forward contracts in the aggregate notional amount equivalent to $9.4 million, which approximated its net investment in foreign operations and is accounted for as a hedge under SFAS No. 52.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note I--Derivative Financial Instruments, Hedging and Restricted Cash--Continued

Included in cash and cash equivalents at February 1, 2004 and November 2, 2003 was approximately $19.6 million and $18.9 million, respectively, restricted to cover obligations that were reflected in accounts payable at such dates. These amounts primarily relate to certain contracts with customers in which the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.

Note J--Goodwill

Goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to annual testing using fair value methodology. An impairment charge is recognized for the amount, if any, by which the carrying value of an intangible asset exceeds its fair value. On an annual basis, since the second quarter of fiscal 2002, the Company has engaged independent valuation firms, or used Company personnel to perform such testing. The testing primarily uses comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured.

Note K--Primary Insurance Casualty Program

The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Prior to March 31, 2002, the amount of the additional or return premium was finalized. Subsequent thereto, adjustments to premium will be made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For the policy year ended March 31, 2003, a maximum premium has been predetermined and accrued. At February 1, 2004 and November 2, 2003, the Company's liability for the plan year ended March 31, 2003 was $4.3 million ($4.1 million is due in 2006) and at such dates the Company's prepayment for the plan year ending March 31, 2004 was $0.9 million and $2.5 million, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)--Continued

Forward-Looking Statements Disclosure
-------------------------------------

This report and other reports and statements issued by the Company and its officers from time to time contain certain "forward-looking statements." Words such as "may," "should," "could," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy," "likely," and similar expressions are intended to identify forward-looking statements about the Company's future plans, objectives, performance, intentions and expectations. These forward-looking statements are subject to a number of known and unknown risks and uncertainties including, but are not limited to, those set forth below under "Factors That May Affect Future Results," as well as the following:

    -- variations in the rate of unemployment and higher wages sought by temporary workers in certain technical fields particularly characterized by labor shortages, which could affect the Company's ability to meet its customers' demands and the Company's profit margins;

    -- the adverse effect of customers and potential customers moving manufacturing and servicing operations off-shore, reducing their need for temporary workers;

    -- the ability of the Company to diversify its available temporary personnel to offer greater support to the service sector of the economy;

    -- changes in customers' attitudes toward the use of outsourcing and temporary personnel;

    --  intense price competition and pressure on margins;

    -- the Company's ability to meet competition in its highly competitive markets with minimal impact on margins;

    -- the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner;

    -- the Company's ability to achieve customer acceptance of its products and systems in markets characterized by rapidly changing technology and frequent new product introductions;

    -- risks inherent in new product introductions, such as start-up delays, cost overruns and uncertainty of customer acceptance;

    --  the timing of customer acceptances of systems;

    -- the Company's dependence on third parties for some product components;

    --  the degree and effects of inclement weather; and

    -- the Company's ability to maintain a sufficient credit rating to enable it to continue its securitization program and ability to maintain its existing credit rating in order to avoid any increase in interest rates and any increase in fees under its revolving credit facility, as well as to comply with the financial and other covenants applicable under its credit facility and other borrowing instruments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued


Forward-Looking Statements Disclosure--Continued
-------------------------------------

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

In the staffing services segment, a weakened economy or a material increase in productivity results in decreased demand for temporary and permanent personnel. As economic activity slows down, many of the Company's customers reduce their use of temporary employees before they reduce the number of their regular employees. There is less need for contingent workers in all potential customers, who are less inclined to add to their costs. Since employees are reluctant to risk changing employers, there are fewer openings and reduced activity in permanent placements as well. The segment has also experienced margin erosion caused by increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal. Customer use of the Company's telecommunications services is similarly affected in that some of the Company's customers reduce their use of outside services in order to provide work to their in-house departments and, in the aggregate, because of the current downturn in the telecommunications industry and continued overcapacity, there is less available work.

The reduction in telecommunications companies' capital expenditure projects has significantly reduced the segment's sales and minimal improvement can be expected until the industry begins to increase its capital expenditures.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Forward-Looking Statements Disclosure--Continued
-------------------------------------

In addition, many of the segments' long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract. Therefore, these contracts do not give the assurances that long-term contracts typically provide.

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

POSSIBLE NEW AND INCREASED GOVERNMENT REGULATION COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

The Company's businesses are subject to licensing in many states and licensing and regulation in certain foreign jurisdictions. Although the Company has not had any difficulty complying with these requirements in the past, there can be no assurance that the Company will continue to be able to do so, or that the cost of compliance will not become material. Additionally, the jurisdictions in which we do or intend to do business may:

    -- create new or additional regulations that prohibit or restrict the types of services that we currently provide;

    -- impose new or additional employee benefit requirements, thereby increasing costs that could adversely impact the Company's ability to conduct its business;

    -- require the Company to obtain additional licenses to provide its services; or

    -- increase taxes or enact new or different taxes payable by the providers of services such as those offered by the Company, some of which may not be able to be passed on to customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Forward-Looking Statements Disclosure--Continued
-------------------------------------

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

Forward-Looking Statements Disclosure--Continued
-------------------------------------

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

Among the factors that could affect the Company's stock price are:

    --  while the Company's stock is traded on the New York Stock
        Exchange, there is limited float, and a relatively low average daily trading volume;

    -- industry trends and the business success of the Company's customers;

    --  loss of a key customer;

    --  fluctuations in the Company's results of operations;

    -- the Company's failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of the Company's future results of operations;

    -- strategic moves by the Company's competitors, such as product announcements or acquisitions;

    --  regulatory developments;

    --  litigation;

    --  general market conditions; and

    -- other domestic and international macroeconomic factors unrelated to our performance.

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

Forward-Looking Statements Disclosure--Continued
-------------------------------------

THE COMPANY'S PRINCIPAL STOCKHOLDERS AND MEMBERS OF THEIR FAMILIES OWN A SIGNIFICANT PERCENTAGE OF THE COMPANY AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER THE COMPANY AND THEIR INTERESTS MAY DIFFER FROM THOSE OF OTHER STOCKHOLDERS.

As of February 16, 2004, the Company's principal officers controlled approximately 48% of the Company's outstanding common stock. Accordingly, these stockholders are able to control the composition of the Company's board of directors and many other matters requiring shareholder approval and will continue to have significant influence over the Company's affairs. This concentration of ownership also could have the effect of delaying or preventing a change in control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of the Company.

Critical Accounting Policies
----------------------------

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments, assumptions and valuations that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Future reported results of operations could be impacted if the Company's estimates, judgments, assumptions or valuations made in earlier periods prove to be wrong. Management believes the critical accounting policies and areas that require the most significant estimates, judgments, assumptions or valuations used in the preparation of the Company's financial statements are as follows: Revenue Recognition - The Company derives its revenues from several sources. The revenue recognition methods, which are consistent with those prescribed in Staff Accounting Bulletin 104 ("SAB 104"), entitled "Revenue Recognition in Financial Statements," are described below in more detail for the significant types of revenue within each of its segments.

Staffing Services:
     Traditional Staffing: In the first quarter of fiscal 2004, this revenue comprised approximately 77% of net consolidated sales. Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered.

     Managed Services: In the first quarter of fiscal 2004, this revenue comprised approximately 1% of net consolidated sales. Sales are generated by the Company's E-Procurement Solutions' subsidiary, ProcureStaff, and for certain contracts, sales are generated by the Company's Staffing Solutions Group's managed services operations. The Company receives an administrative fee for arranging for, billing for and collecting the billings related to other staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, who has responsibility for the acceptability of its personnel to the customer, and in most

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

     instances the customer and associate vendor have agreed to the Company not paying the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force 99-19 ("EITF 99-19"), entitled "Reporting Revenue Gross as a Principal versus Net as an Agent", revenue for these services, where the customer and the associate vendor has agreed to this arrangement, is recognized net of associated costs in the period the services are rendered.

     Outsourced Projects: In the first quarter of fiscal 2004, this revenue comprised approximately 6% of net consolidated sales. Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work.

     Shaw & Shaw: In the first quarter of fiscal 2004, this revenue comprised approximately 1% of net consolidated sales, due to the Company's reporting of these revenues on a net basis. Sales are generated by the Company's Shaw & Shaw subsidiary, for which the Company provides professional employer organizational services ("PEO") to certain customers. Generally, the customers transfer their entire workforce or employees of specific departments or divisions to the Company, but the customers maintain control over the day-to-day job duties of the employees. Based upon the revenue recognition principles prescribed in EITF 99-19, effective with the Company's second fiscal quarter of 2003, the Company has changed its method of reporting revenue from these services from a gross basis to a net basis. The change in reporting, which is reflected in all current and prior periods, resulted in a reduction in both reported PEO revenues and related costs of sales, with no effect on the Company's operating results.

Telephone Directory:
     Directory Publishing: In the first quarter of fiscal 2004, this revenue comprised approximately 2% of net consolidated sales. Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher or for a telephone company in Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered.

     Ad Production: In the first quarter of fiscal 2004, this revenue comprised approximately 1% of net consolidated sales. Sales are generated when the Company performs design and production services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its ad production work and upon customer acceptance.

Telecommunications Services:
     Construction: In the first quarter of fiscal 2004, this revenue comprised approximately 3% of net consolidated sales. Sales are derived from the Company supplying aerial and underground construction services related to telecommunications and cable operations. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued

     in Statement of Position 81-1 ("SOP 81-1"), entitled "Accounting for Performance of Construction-Type Contracts," using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project.

     Non-Construction: In the first quarter of fiscal 2004, this revenue comprised approximately 4% of net consolidated sales. Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and if applicable, any completed units are delivered and accepted by the customer.

Computer Systems:
     Database Access: In the first quarter fiscal 2004, this revenue comprised approximately 3% of net consolidated sales. Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases.

     IT Maintenance: In first quarter of fiscal 2004, this revenue comprised approximately 2% of net consolidated sales. Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance.

     Telephone Systems: In the first quarter of fiscal 2004, this revenue comprised less than 1% of net consolidated sales. Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in Statement of Position 97-2 ("SOP 97-2"), entitled "Software Revenue Recognition" and Emerging Issues Task Force 00-21 ("EITF 00-21"), entitled "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Goodwill and Other Intangibles - Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to annual testing using fair value methodology. An impairment charge is recognized for the amount, if any, by which the carrying value of an intangible asset exceeds its fair value. On an annual basis, since the second quarter of fiscal 2002, the Company has engaged independent valuation firms, or used Company personnel to perform such testing. The testing primarily uses comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured. Although the Company believes its estimates are appropriate, the fair value measurements of the Company's goodwill could be affected by using different estimates and assumptions in these valuation techniques.

Property, Plant and Equipment - Property, plant and equipment is recorded at cost, and depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to depreciate the cost of the assets over their estimated lives. Intangible assets, other than goodwill, and property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The fair values of the assets are based upon Company estimates of the discounted cash flows that are expected to result from the use and eventual disposition of the assets or that amount that would be realized from an immediate sale. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value. No impairment charge was recognized in the first quarter of fiscal 2004, as no events or circumstances indicated the existence of impairment. Although the Company believes its estimates are appropriate, the fair value measurements of the Company's long-lived assets could be affected by using different estimates and assumptions in these valuation techniques.

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

Securitization Program - The Company accounts for the securitization of accounts receivables in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A, was $65.0 million and $70.0 million at February 1, 2004 and November 2, 2003, respectively. Accordingly, the trade receivables included on the February 1, 2004 and November 2, 2003 balance sheets have been reduced to reflect the $65.0 million and $70.0 million participation interest sold, respectively. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding) for any of the sold receivables.

Primary Casualty Insurance Program - The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Prior to March 31, 2002, the amount of the additional or return premium was finalized. Subsequent thereto, adjustments to premiums will be made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For the policy year ending March 31, 2003, a maximum premium has been predetermined and accrued. For the current policy year, management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater than or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of services in the period in which such determination is made.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2004 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 2, 2003

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not indicative of the results which may be expected for any subsequent periods.


                                                             Three Months Ended
                                                -------------------------------------------
                                                          February 1,           February 2,
                                                                 2004                 2003
                                                -------------------------------------------
                                                                   (In thousands)
Net Sales:
------------------------------------------------
Staffing Services
 Traditional Staffing                                        $342,676             $281,586
 Managed Services                                             238,098              235,935
                                                -------------------------------------------
 Total Gross Sales                                            580,774              517,521
 Less: Non-recourse Managed Services                         (233,133)            (221,045)
                                                -------------------------------------------
 Net Staffing Services Sales                                  347,641              296,476
Telephone Directory                                            14,571               12,471
Telecommunications Services                                    29,896               25,857
Computer Systems                                               24,095               20,374
Elimination of intersegment sales                              (3,522)              (2,643)
                                                -------------------------------------------

Total Net Sales                                              $412,681             $352,535
                                                ===========================================

Segment Operating Profit (Loss):
------------------------------------------------
Staffing Services                                              $1,391              ($1,346)
Telephone Directory                                             1,985                 (202)
Telecommunications Services                                    (1,902)                (163)
Computer Systems                                                4,523                2,392
                                                -------------------------------------------
Total Segment Operating Profit                                  5,997                  681

General corporate expenses                                     (7,560)              (5,841)
                                                -------------------------------------------
Total Operating Loss                                           (1,563)              (5,160)

Interest income and other expense                                (516)                (374)
Foreign exchange gain-net                                          24                   85
Interest expense                                                 (457)                (643)
                                                -------------------------------------------

Loss Before Income Taxes                                      ($2,512)             ($6,092)
                                                ===========================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2004 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 2, 2003--Continued

Overview
--------

Volt Information Sciences, Inc. ("Volt") is a leading national provider of staffing services and telecommunications and information solutions with a Fortune 100 customer base. The Company operates in four segments and the management discussion and analysis is broken down into these segments. A brief description of these segments and the predominant source of their sales follow:

Staffing Services: This segment is divided into three major functional areas and operates through a network of over 300 Volt Services Group branch offices. Staffing Solutions fulfills IT and other technical, commercial and industrial placement requirements of its customers, on both a temporary and permanent basis, managed staffing, and professional employer organization services. E-Procurement Solutions provides global vendor neutral procurement and management solutions for supplemental staffing using its Consol web-based system. Information Technology Solutions provides a wide range of information technology consulting and project management services through the Company's VMC Consulting subsidiary.

Telephone Directory: This segment publishes independent telephone directories, provides telephone directory production services, database management and computer-based projects to public utilities and financial institutions.

Telecommunications   Services:   This  segment   provides  a  full  spectrum  of
telecommunications construction, installation, and engineering services in the outside plant and central offices of telecommunications and cable companies.

Computer  Systems:  This  segment  provides  directory  assistance  systems  and
services  primarily  for  the  telecommunications   industry,  and  provides  IT
maintenance services.

There are several historical seasonal factors that usually affect the sales and profits of the Company. The Staffing Services segment's sales are always lowest in this first quarter due to the Thanksgiving, Christmas and New Year holidays, as well as certain customer facilities closing for one to two weeks. During the third and fourth quarters of the fiscal year, this segment benefits from a reduction of payroll taxes when the annual tax contributions for higher salaried employees have been met, and customers increase the use of the Company's administrative and industrial labor during the summer vacation period. In addition, the Telephone Directory segment's DataNational division publishes more directories during the second half of the fiscal year, and the segment's Uruguay division publishes directories and produces a major portion of its sales and most of its profits in the Company's fourth fiscal quarter. In the current quarter, some of the high margin DataNational directories usually published in the fourth quarter of the fiscal year were published in the current quarter.

There are numerous non-seasonal factors impacting sales and profits in the current fiscal quarter. The sales and profits of the Staffing Services segment, in addition to the factors noted above, was positively impacted by a rebound in the country's use of temporary staffing, partially offset by the continued pressure on margins caused by increases in state payroll taxes and workers' compensation costs. The sales and profits of the Telephone Directory segment were positively affected by an improvement in the ad backlog and the continued positive effects of its new stringent credit policy, which has reduced bad debts. Even though the sales of the Telecommunications Services segment increased, profits were negatively impacted by a change in its product mix. The Company has continued to reduce headcount within the segment to mitigate the effect on the reduced margins and sales in the Central Office division that should improve results in future quarters at current sales

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2004 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 2, 2003--Continued

Overview--Continued
--------

volumes. The sales and profits of the Computer Systems segment were positively impacted by the continued increase in the segment's ASP directory assistance outsourcing business, in which there continues to be a sequential increase in transaction volume.

The Company has focused on, and will continue to focus on aggressively increasing its market share by fine-tuning its bidding process, while maintaining strict adherence to its required margins. All segments have emphasized cost containment measures, along with improved credit and collections procedures designed to improve the Company's cash flow. The Company continues its effort to streamline its processes to manage the business and protect its assets through the continued deployment of its Six Sigma initiatives, upgrading its financial reporting systems, its ongoing compliance with the government's new Sarbanes-Oxley Act, and the standardization and upgrading of the IT redundancy and business continuity for corporate systems and communications networks.

Results of Operations - Summary
-------------------------------

In the three-month period of fiscal 2004, consolidated net sales increased by $60.1 million, or 17%, to $412.7 million, from the comparable period of the previous year. The increase in fiscal 2004 net sales resulted from increases in all four of the Company's segments. Staffing services increased by $51.2 million, Telecommunications Services increased by $4.0 million, Computer Systems increased by $3.7 million and the Telephone Directory segment increased by $2.1 million.

The net loss for the three months of fiscal 2004 was $1.5 million compared to a net loss of $3.8 million in the comparable period of the previous year.

The Company's three-month fiscal 2004 loss before income taxes was $2.5 million compared to a loss of $6.1 million in the comparable period of the previous year. The increase in the operating profit of the Company's segments accounted for $5.3 million of the $3.6 million improvement in results, the offset being higher corporate general and administrative expenses. The Company's operating segments reported an operating profit of $6.0 million for the first three months of fiscal 2004 compared to $0.7 million in the comparable period of the previous year. Contributing to the $5.3 million improvement were $1.4 million and $2.0 million operating profits reported by the Staffing Services and Telephone Directory segments, respectively, compared to operating losses of $1.3 million and $0.2 million, respectively, in the comparable period of the previous year, an increase in operating profit by the Computer Systems segment of $2.1 million, partially offset by a $1.8 million increased operating loss sustained by the Telecommunications Services segment, which included a $1.3 million non-recurring charge (see below).

The operating results for the three months of both fiscal periods were adversely affected by a normal reduction of Staffing Services business during the holiday season as well as the economic conditions in the telecommunications industry.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2004 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 2, 2003--Continued

Results of Operations - Summary Continued
-------------------------------

In addition, many of the Company's Staffing customers had implemented widespread layoffs and those in the telecommunications industry have significantly reduced expenditures. These factors continue to adversely affect the results of the Company's Staffing Services and Telecommunications Services segments. To counteract these factors and strengthen the Company's future results, the Company continues to review its cost containment programs.

Results of Operations - By Segment
----------------------------------

Staffing Services

Sales of the Staffing Services segment increased by $51.2 million, or 17%, to $347.6 million in the three-month period of fiscal 2004, and the segment reported an operating profit of $1.4 million in 2004 compared to an operating loss of $1.3 million in the comparable period of the previous year.

The sales increase was primarily from traditional staffing in both the Technical Placement and the Administrative and Industrial division and the VMC Consulting business of the Technical Placement division, partially offset by reduced net managed service sales.

The Technical Placement division reported an operating profit of $4.3 million on net sales of $209.2 million for the three months of fiscal 2004 compared with an operating profit of $1.8 million on net sales of $182.2 million in the comparable period of the previous year. Gross billings in the Technical Placement division increased 10% from $431.6 million in the first three months of fiscal 2003 to $476.7 million in the first three months of fiscal 2004 due to an 17% sales increase with traditional staffing customers, a 10% increase in ProcureStaff volume due to new accounts and increased business from existing accounts, and a 49% increase in VMC Consulting project management and consulting sales to $22.1 million in the three months of fiscal 2004 from $14.8 million in the comparable period of the previous year. However, substantially all of ProcureStaff billings are deducted in arriving at net sales due to the use of associate vendors who have contractually agreed to be paid only upon receipt of the customers' payment to the Company. Net sales increased by 15% due to the aforementioned increase in gross sales, along with an increase in the amount of Company recruited employees fulfilling ProcureStaff assignments. The increase in operating profit for the period was the result of the increase in sales and a
1.0 percentage point decrease in overhead costs.

The Administrative and Industrial division sustained an operating loss of $2.9 million on sales of $138.4 million in the first three months of fiscal 2004 compared to an operating loss of $3.1 million on sales of $114.3 million in the comparable period of the previous year. The decrease in operating loss was the result of the 21% increase in sales, partially offset by a decrease in gross margin of 0.8 percentage points, due to higher taxes and workers' compensation rates, increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal, and an increase of $1.9 million, or 10%, in overhead.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2004 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 2, 2003--Continued

Results of Operations - By Segment--Continued
----------------------------------

Staffing Services--Continued

A continued increase in profit levels depends on the timing and strength of an increase towards previous usage levels of alternative staffing by American industry. In addition, high unemployment and the need for state and local governments to align their sales with expenditures will result in continued pressure on margins as jurisdictions increase payroll and various other taxes.

Telephone Directory

The Telephone Directory segment's sales increased by $2.1 million, or 17%, to $14.6 million in the three months of fiscal 2004. Its operating profit was $2.0 million compared to an operating loss of $0.2 million in the comparable period of the previous year. Due to a change in the publication schedule of the DataNational operation's community telephone directories, their sales increased by $4.6 million, or 81%, from the comparable period in fiscal 2003. An increase in ad sales backlog, which will produce sales in the next three fiscal quarters, as well as an improvement in bad debt exposure as a result of improved credit and collection procedures, provides reasonable expectations of improved profitability in 2004. Sales declined in the segment's telephone production and printing operations, the most significant being a $1.0 million, or 22%, decrease in telephone production sales as compared to the comparable quarter in fiscal 2003, due to the previously reported loss of a contract with a telecommunications company in the third quarter of fiscal 2003. The improvement in operating results was predominantly the result of the $2.1 million increase in sales within the segment, a 12.4 percentage point increase in gross margins, primarily due to the mix of directories published by DataNational in the first quarter of fiscal 2004.

Telecommunications Services

The Telecommunications Services segment's sales increased by $4.0 million, or 16%, to $29.9 million in the first three months of fiscal 2004. Its operating loss increased by $1.7 million to $1.9 million in the first three months of fiscal 2004 from a loss of $0.2 million in the comparable period of the previous year. The sales increase was attributable to increased business in the Business Systems and Construction divisions, partially offset by decreased sales in the Central Office division. The increase in operating loss was due to a 4.6 percentage point decrease in gross margins, a previously reported $1.3 million non-recurring charge incurred in the quarter related to a domestic consulting contract for services, partially offset by a decrease in overhead as a percentage of sales of 3.1 percentage points. In addition, reduced spending by telephone companies for central office equipment resulted in a $1.2 million loss for that division, compared to a $0.2 million operating profit in the first quarter of fiscal 2003. A significant reduction in headcount in that division occurred in January, as there is as yet no indication of increased business. Despite this emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies. This factor has also increased competition for available work, pressuring pricing and gross margins.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2004 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 2, 2003--Continued

Results of Operations - By Segment--Continued
----------------------------------

Computer Systems

The Computer Systems segment's growth has continued, with sales increasing by $3.7 million, or 18%, to $24.1 million in the first three months of fiscal 2004 and its operating profit increasing by $2.1 million, or 89%, to $4.5 million compared to the fiscal 2003 quarter. An increase in sales was reported by all of the divisions within the segment. The segment's ASP directory assistance out-sourcing business reflected a 10% sequential growth in business, as transaction volume increased to 204.2 million in the first quarter of fiscal 2004 from 172.8 million in the fourth quarter of fiscal 2003. The growth in operating profit from the comparable period of the previous year was the result of the increase in sales and an increase in gross margins of 7.2 percentage points.

Results of Operations - Other

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

Selling and administrative expenses increased by $2.5 million, or 16%, to $18.5 million in the first three months of fiscal 2004 from the comparable period of the previous year as a result of increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks. Selling and administrative expenses expressed as a percentage of sales, were 4.5% in both the three-month periods of fiscal 2004 and fiscal 2003.

Depreciation and amortization increased by $0.4 million, or 7%, to $6.2 million in the first three months of fiscal 2004. The increase was attributable to an increase in fixed assets over last year's comparable period.

Other Expense increased by $0.2 million, or 34%, to $0.7 million in the first three months of fiscal 2004. In both fiscal years the expenses are primarily the result of charges related to the Company's Securitization Program, as well as sundry expenses.

Interest expense decreased by $0.2 million, or 29%, to $0.5 million in the first three months of fiscal 2004. The decrease was the result of lower borrowings levels and interest rates in Uruguay.

The Company's effective tax benefit rate on its financial reporting pre-tax losses was 39.5% in the first three months of fiscal 2004 compared to an effective tax rate benefit of 37.6% in comparable period of the previous year. The increased rate was attributable to higher 2003 foreign losses for which no tax benefit was provided.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2004 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 2, 2003--Continued

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents, including restricted cash held in escrow for ProcureStaff and Viewtech clients of $19.6 million and $18.9 million at February 1, 2004 and November 2, 2003, respectively, increased by $8.2 million to $70.2 million in the three months ended February 1, 2004. Unrestricted cash and cash equivalents increased to $50.6 million at February 1, 2004 from $43.2 million at November 2, 2003.

Operating activities provided $15.4 million of cash in the first three months of fiscal 2004 compared to $20.9 million in the first three months of fiscal 2003.

Operating activities in the first three months of fiscal 2004, exclusive of changes in operating assets and liabilities, produced $5.7 million of cash, as the Company's net loss of $1.5 million included non-cash charges primarily for depreciation and amortization of $6.2 million and accounts receivable provisions of $1.0 million. In the first three months of fiscal 2003, operating activities, exclusive of changes in operating assets and liabilities, produced $2.7 million of cash, as the Company's net loss of $3.8 million included non-cash charges primarily for depreciation and amortization of $5.7 million and accounts receivable provisions of $0.8 million.

Changes in operating assets and liabilities produced $9.7 million of cash, net, in the first three months of fiscal 2004, principally due to a decrease in the level of accounts receivable of $26.2 million, an increase in the level of customer advances and other liabilities of $3.2 million, partially offset by a decrease in the level of accounts payable of $19.1 million. In the first three months of fiscal 2003, changes in operating assets and liabilities produced $18.2 million of cash, net, principally due to a decrease in the level of accounts receivable of $34.7 million, an increase in the level of customer advances and other liabilities of $7.7 million, partially offset by a decrease in the level of accounts payable of $17.9 million and a decrease in the level of accrued expenses of $5.9 million.

The principal factor in the $7.5 million and $3.9 million of cash applied to investing activities for the first three months of fiscal 2004 and 2003, respectively, was expenditures of $8.0 million and $4.2 million, respectively for property, plant and equipment. The increase principally resulted from purchases of equipment for the Computer Systems' ASP outsourcing business.

The principal factors in the $39,000 of cash applied to financing activities in the first three months of fiscal 2004 were repayments of long-term debt totaling $90,000, partially offset by cash provided from exercises of stock options totaling $43,000. The principal factor in the $0.3 million of cash provided by financing activities in the first three months of fiscal 2003 was an increase in the level of notes payable due to banks of $0.3 million.

Commitments
-----------

In fiscal 2000, the Company began development of a new web-enabled front-end system designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance and other functions in the branch offices of the Staffing Services segment. The total costs to develop and install this system are currently anticipated to be approximately $12.0 million, of which approximately $8.8 million has been incurred and capitalized to date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Commitments--Continued
-----------

The Company's Computer Systems segment anticipates spending approximately $10.2 million over the next twelve months to furnish systems and equipment to customers and provide enhanced directory assistance and other information services as a transaction-based ASP service, charging a fee per transaction. The Company has no other material capital commitments.

There has been no material change through February 1, 2004 in the Company's contractual cash obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2003.

Off-Balance Sheet Financing
---------------------------

The Company has no off-balance sheet financing arrangements, as that term has meaning in Item 303(a)(4) of Regulation S-K.

Securitization Program
----------------------

Effective April 15, 2002, the Company entered into a $100.0 million three-year accounts receivable securitization program ("Securitization Program"). Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $100.0 million). The Company retains the servicing responsibility for the accounts receivable. On April 15, 2002, TRFCO initially purchased from Volt Funding a participation interest of $50.0 million out of an initial pool of approximately $162.0 million of receivables. Of the $50.0 million cash paid by Volt Funding to the Company, $35.0 million was used to repay the entire outstanding principal balance under the Company's former revolving credit facility. At January 14, 2004, TRFCO had purchased from Volt Funding a participation interest of $65.0 million out of a pool of approximately $180.8 million of receivables.

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

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold, the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization or a default occurring and continuing on indebtedness for borrowed money of at least $5.0 million. The Company's most recent long-term debt rating was "BBB-" with a neutral rating outlook. At February 1, 2004, the Company was in compliance with all requirements of its Securitization Program.

The Company has been notified by TRFCO that a request to increase the securitization facility to $150 million in anticipation of increased sales, as well as an extension of the term to April 2006, has been approved and will be finalized in the near future.

Credit Lines
------------

At February 1, 2004, the Company had credit lines with domestic and foreign banks that provide for borrowings and letters of credit up to an aggregate of $51.5 million, including a $40.0 million revolving credit facility (the "Credit Facility") in favor of the Company and designated subsidiaries under a secured syndicated revolving credit agreement (the "Credit Agreement").

The Credit Facility of $40.0 million, which is scheduled to expire in April 2004, includes a $15.0 million letter of credit sub-facility. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo, N.A. and Lloyds TSB Bank, PLC. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables, generally at the end of the fiscal month preceding a borrowing. At February 1, 2004, the borrowing base was approximately $37.9 million. Borrowings under the Credit Facility are to bear interest at various options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at February 1, 2004, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.2% per annum. At February 1, 2004, the facility fee was 0.4% per annum.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Credit Lines - Continued
------------

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million; a limitation on cash dividends and capital stock repurchases and redemptions by the Company in any one fiscal year to 25% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At February 1, 2004, the Company was in compliance with all covenants in the Credit Agreement and believes it will be in compliance throughout its remaining term.

The Company is liable on all loans made to it and all letters of credit issued at its request, is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At February 1, 2004, four of those guarantors have pledged approximately $50.8 million of accounts receivable, other than those in the Securitization Program (discussed above), as collateral security for their guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility. The Company has pledged all of the stock of its Volt Funding Corp. subsidiary (discussed above) as collateral security for its own obligations under the Credit Facility.

Subsequent to February 1, 2004, the Company borrowed three million British pounds ($5.4 million) under the Credit Facility.

The Company has requested, and expects to obtain, from the participating banks, an extension of the term of the Credit Facility beyond April 2004, but in conjunction with the increase in the Securitization Program (discussed above) at a reduced amount. The Company's intention is to use the facility for short-term borrowings and to hedge foreign currency exposures in place of currency options and exchange contracts, when borrowing in the foreign currency provides a low-cost alternative.

Summary
-------

The Company believes that its current financial position, working capital, future cash flows from operations, credit lines and accounts receivable Securitization Program are sufficient to fund its presently contemplated operations through the remainder of fiscal 2004 and satisfy its debt obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

New Accounting Pronouncements to be Effective in Fiscal 2004
------------------------------------------------------------

In December 2003, the FASB revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which provides new guidance with respect to the consolidation of all previously unconsolidated entities, including special purpose entities. The Company has no unconsolidated subsidiaries. The provisions of FIN 46 that were adopted by the Company through February 1, 2004 did not have an impact on the Company's consolidated financial position and results of operations.

Related Party Transactions
--------------------------

During the first quarter of fiscal 2004, the Company paid $0.1 million to the law firm of which Lloyd Frank, a director and member of the Company's Audit Committee (until April 2004), is a member, primarily for services rendered.

The Company rents approximately 2,600 square feet (previously 2,500 square feet) of office space to a corporation owned by Steven A. Shaw, an officer and director, in the Company's El Segundo, California facility, which the Company does not require for its own use, on a month-to-month basis at a rental of $1,750 per month (previously $1,500 per month), effective March 1, 2004. Based on the nature of the premises and a recent market survey conducted for the Company, the Company believes the rent is the fair market rental for such space.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. The Company's earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. The Company has cash and cash equivalents on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks, which provide for borrowings and letters of credit, as well as a $100 million accounts receivable securitization program to provide the Company with additional liquidity to meet its short-term financing needs.

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would decrease its annual net interest expense and securitization costs by $10,000 and $201,000, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $15.5 million at February 1, 2004. This fair value was calculated by applying the appropriate fiscal year-end interest rate supplied by the lender to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At February 1, 2004, the total market value of these investments was $4.2 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuate against the dollar, which may impact reported earnings. As of February 1, 2004, the total of the Company's net investment in foreign operations was $12.4 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of February 1, 2004, the total of the Company's foreign exchange contracts was $9.4 million, leaving a balance of net foreign assets exposed of $3.0 million. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening or strengthening of the U.S. dollar against these currencies at February 1, 2004 by 10% would result in a pretax gain or loss of $0.7 million and $0.3 million, respectively, related to these positions.

--------------------------------------------------------------------------------

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at February 1, 2004. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign exchange agreements, the table presents the currencies, notional amounts and weighted average exchange rates by contractual maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.


Interest Rate Market Risk          Payments By Expected Maturity Dates as of February 1, 2004
----------------------------------------------------------------------------------------------
                                                  Less than       1-3       3-5    After 5
                                          Total    1 year       Years     Years      Years
                                  ------------------------------------------------------------
                                                 (Dollars in thousands of US$)
Cash and Cash Equivalents
----------------------------------
Money Market and Cash Accounts          $70,241    $70,241
Weighted Average Interest Rate              0.7%       0.7%
                                  -------------------------
Total Cash & Cash Equivalents           $70,241    $70,241
                                  =========================


Securitization Program
----------------------------------
Accounts Receivable Securitization      $65,000    $65,000
Finance Rate                                1.8%       1.8%
                                  -------------------------
Securitization Program                  $65,000    $65,000
                                  =========================


Debt
----------------------------------
Term Loan                               $14,379       $378       $856    $1,008       $12,137
Interest Rate                               8.2%       8.2%       8.2%      8.2%          8.2%

Notes Payable to Banks                   $4,252     $4,252
Weighted Average Interest Rate              6.1%       6.1%
                                  ------------------------------------------------------------
Total Debt                              $18,631     $4,630       $856    $1,008       $12,137
                                  ============================================================



Foreign Exchange Market Risk         Contract Values
-------------------------------------------------------------------------------------------
                                          Less  than
                                Total       1 Year                           Fair Value (1)
                             --------------------------------------------------------------
                                              (Dollars in thousands of US $)
Option Contracts
-----------------------------
Euro to British Pounds
 Sterling                         $1,879       $1,879                                  $28
Contractual Exchange Rate           0.69         0.69

Canadian $ to U.S.$               $2,067       $2,067                                  $26
                                                                                       ---
Contractual Exchange Rate           1.45         1.45
                             -------------------------

Total Option Contracts            $3,946       $3,946                                  $54
                             -------------------------

Spot Sales
-----------------------------
British Pounds to U.S. $          $5,431       $5,431                                  $44
                                                                                       ---
Contractual Exchange Rate           1.81         1.81
                             -------------------------
Total Spot Sales                  $5,431       $5,431
                             -------------------------

Total Exchange Contracts          $9,377       $9,377                                  $98
                             =========================                                 ===


(1) Represents the fair value of the foreign contracts at February 1, 2004.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of February 1, 2004 under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation, the Company's Chairman of the Board, President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its subsidiaries is made known to them on a timely basis.

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

    (b) Reports on Form 8-K:


During the quarter ended February 1, 2004, the Company filed a Report on Form 8-K dated December 22, 2003 (date of earliest event reported) reporting under
Item 7, Financial Statements and Exhibits and Item 9 Regulation FD Disclosure.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         VOLT INFORMATION SCIENCES, INC.
                                  (Registrant)



Date: March 9, 2004                    BY: /s/ JACK EGAN
                                          --------------
                                           JACK EGAN
                                           Vice President - Corporate Accounting
                                           (Principal Accounting Officer)

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