Form 10-Q
period 2004-05-02
VOLT INFORMATION SCIENCES INC
filed 2004-06-10
CIK 103872

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Six Months Ended May 2, 2004

       Or


[0] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________________________to


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___X___ No

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of June 5, 2004 was 15,225,425.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS

 PART I - FINANCIAL INFORMATION

 Item 1.           Financial Statements

                   Condensed Consolidated Statements of Operations -

                   Six Months and Three Months Ended May 2, 2004 and May 4, 2003           3

                   Condensed Consolidated Balance Sheets -

                   May 2, 2004 and November 2, 2003                                        4

                   Condensed Consolidated Statements of Cash Flows -

                   Six Months Ended May 2, 2004 and May 4, 2003                            5

                   Notes to Condensed Consolidated Financial Statements                    7

 Item 2.           Management's Discussion and Analysis of Financial Condition

                   and Results of Operations                                              15

 Item 3.           Quantitative and Qualitative Disclosures about Market Risk             43

 Item 4.           Controls and Procedures                                                45

 PART II - OTHER INFORMATION

 Item 4.           Submission of Matters to a Vote of Security Holders                    46

 Item 6.           Exhibits and Reports on Form 8-K                                       47


 SIGNATURE                                                                                47

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                 Six Months Ended          Three Months Ended
                                                               ---------------------     -----------------------
                                                                May 2,        May 4,      May 2,        May 4,
                                                                 2004          2003         2004          2003
                                                               ---------    ---------    ---------     ---------
                                                                      (In thousands, except per share data)

  NET SALES                                                    $ 889,923    $ 755,941    $ 477,242    $ 403,406

  COST AND EXPENSES:
  Cost of sales                                                  833,657      715,024      444,027      379,018
  Selling and administrative                                      37,076       33,722       18,617       17,776
  Depreciation and amortization                                   12,370       11,636        6,215        5,893
                                                               ---------    ---------    ---------     ---------
                                                                 883,103      760,382      468,859      402,687
                                                               ---------    ---------    ---------     ---------

OPERATING  PROFIT (LOSS)                                           6,820       (4,441)       8,383          719

OTHER INCOME (EXPENSE):
  Interest income                                                    431          480          202          298
  Other expense - net--Note B                                     (1,860)      (1,471)      (1,115)        (915)
  Foreign exchange loss - net--Note J                                (70)         (90)         (94)        (175)
  Interest expense                                                  (880)      (1,198)        (423)        (555)
                                                               ---------    ---------    ---------     ---------

Income (loss) from continuing operations before income taxes       4,441       (6,720)       6,953         (628)
Income tax (provision)benefit                                     (1,711)       2,485       (2,702)         196
                                                               ---------    ---------    ---------     ---------

Income (loss) from continuing operations                           2,730       (4,235)       4,251         (432)

Discontinued operations-

   sale of real estate, net of taxes--Note H                       9,520           --        9,520            --
                                                                  ------       ------       ------        ------
NET INCOME (LOSS)                                              $  12,250      ($4,235)   $  13,771         ($432)
                                                               =========    =========    =========     =========

                                                                                   Per Share Data
                                                                                   --------------

Basic and Diluted:

  Income (loss) from continuing operations per share           $    0.18       ($0.28)   $    0.28        ($0.03)
  Discontinued operations-sale of real estate per share             0.62           --         0.62            --
                                                                    ----         ----         ----          ----
  Net income (loss) per share                                  $    0.80       ($0.28)   $    0.90        ($0.03)
                                                               =========    =========    =========     =========

Weighted average number of shares-basic--Note G                   15,223       15,217       15,224        15,217
                                                               =========    =========    =========     =========

Weighted average number of shares-diluted--Note G                 15,313       15,217       15,336        15,217
                                                               =========    =========    =========     =========



     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         May 2,     November 2,
                                                                                          2004            2003    (a)
                                                                                       ---------    ----------
  ASSETS                                                                               (Dollars in thousands)
  CURRENT ASSETS
    Cash and cash equivalents including restricted cash of $24,937 (2004) and
      $18,870 (2003)--Note J                                                           $  62,919    $  62,057
    Short-term investments                                                                 4,206        4,149
    Trade accounts receivable less allowances of $8,381 (2004) and $10,498 (2003)
      --Note B                                                                           367,794      313,946
    Inventories--Note C                                                                   31,937       37,357
    Recoverable income taxes                                                                            2,596
    Deferred income taxes                                                                  8,798        8,722
    Prepaid expenses and other assets                                                     18,695       16,132
                                                                                       ---------    ---------
  TOTAL CURRENT ASSETS                                                                   494,349      444,959

 Investment in securities                                                                    196          193
 Property, plant and equipment-net--Notes E and H                                         82,663       82,452
 Deposits and other assets                                                                 1,313        2,107
 Intangible assets-net of accumulated amortization of $982 (2004) and
    $1,349 (2003)--Note K                                                                  8,982        8,982
                                                                                       ---------    ---------
 TOTAL ASSETS                                                                          $ 587,503    $ 538,693
                                                                                       =========    =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Notes payable to banks--Note D                                                     $   3,997    $   4,062
    Current portion of long-term debt--Note E                                                386          371
    Accounts payable                                                                     168,662      153,979
    Accrued wages and commissions                                                         48,038       45,834
    Accrued taxes other than income taxes                                                 19,097       16,741
    Other accruals                                                                        23,826       14,673
    Deferred income and other liabilities                                                 33,929       27,665
    Income taxes payable                                                                   2,266           --
                                                                                       ---------    ---------
  TOTAL CURRENT LIABILITIES                                                              300,201      263,325

  Accrued insurance--Note L                                                                4,012        4,098
  Long-term debt--Note E                                                                  13,901       14,098
  Deferred income taxes                                                                   15,198       15,252

  STOCKHOLDERS' EQUITY--Notes B, D and F
    Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
    Common stock, par value $.10; Authorized--30,000,000 shares;
     issued--15,225,425 shares                                                             1,522        1,522
    Paid-in capital                                                                       41,191       41,091
    Retained earnings                                                                    211,973      199,723
    Accumulated other comprehensive loss                                                    (495)        (416)
                                                                                       ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY                                                             254,191      241,920
                                                                                       ---------    ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 587,503    $ 538,693
                                                                                       =========    =========


(a) The balance sheet at November 2, 2003 has been derived from the audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    Six Months Ended
                                                                                   --------------------
                                                                                    May 2,      May 4,
                                                                                     2004        2003
                                                                                   --------     -------
                                                                                      (In thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income (loss)                                                                  $ 12,250    ($ 4,235)
Adjustments  to  reconcile  net income  (loss) to cash  (applied to) provided by operating activities:
    Income from discontinued operations-sale of real estate                          (9,520)
    Depreciation and amortization                                                    12,370      11,636
    Accounts receivable provisions                                                    1,815       2,678
    Gain on foreign currency translation                                                (13)        (24)
    Deferred income tax benefit                                                         (96)       (157)
    (Gain) loss on disposition of fixed assets                                         (114)        114
Changes in operating assets and liabilities:
    Increase in accounts receivable                                                 (35,222)     (1,450)
    Reduction in securitization of accounts receivable                              (20,000)
    Decrease (increase) in inventories                                                5,420      (4,110)
    Increase in prepaid expenses and other current assets                            (2,366)     (2,622)
    Decrease in other assets                                                            794         239
    Increase in accounts payable                                                     14,382       2,244
    Increase (decrease) in accrued expenses                                          13,356        (223)
    Increase in deferred income and other liabilities                                 5,726      12,081
    Increase (decrease) in income taxes payable                                         266      (3,603)
                                                                                   --------     -------
NET CASH (APPLIED TO) PROVIDED BY OPERATING ACTIVITIES                                 (952)     12,568
                                                                                   --------     -------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued


                                                                              Six Months Ended
                                                                            --------------------
                                                                              May 2,     May 4,
                                                                              2004        2003
                                                                            --------    --------
                                                                                (In thousands)

CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                                        $    916    $    502
Purchases of investments                                                        (881)       (446)
Proceeds from disposals of property, plant and equipment                         147          71
Proceeds from sale of real estate (discontinued operations)                   18,500
Purchases of property, plant and equipment                                   (16,822)     (9,475)
Other                                                                              -         (48)
                                                                               -----      ------
NET CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES                         1,860      (9,396)
                                                                               -----      ------

CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                                       (182)     (1,350)
Exercise of stock options                                                        100
(Decrease) increase in notes payable to bank                                    (158)      1,856
                                                                               -----      ------
NET CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES                          (240)        506
                                                                               -----      ------

Effect of exchange rate changes on cash                                          194        (174)
                                                                               -----      ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        862       3,504

Cash and cash equivalents, including restricted cash, beginning of period     62,057      43,620
                                                                              ------      ------

CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH END OF PERIOD          $ 62,919    $ 47,124
                                                                            ========    ========

SUPPLEMENTAL INFORMATION Cash paid during the period:

     Interest expense                                                       $    883    $  1,255
     Income taxes                                                           $  1,700    $  1,390



     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at May 2, 2004 and consolidated results of operations for the six and three months ended May 2, 2004 and May 4, 2003 and consolidated cash flows for the six months ended May 2, 2004 and May 4, 2003. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

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

                                                                         Six Months Ended                  Three Months Ended
                                                                    ---------------------------          -----------------------
                                                                      May 2,            May 4,           May 2,            May 4,
                                                                      2004               2003             2004              2003
                                                                    -------            --------          -------           -----
                                                                           (Dollars in thousands, except per share data)
Net income (loss) as reported                                       $12,250            ($4,235)          $13,771           ($432)
Pro forma compensation expense, net of taxes                            (71)               (98)              (32)            (44)
                                                                    -------            --------          -------           ------
Pro forma net income (loss)                                         $12,179            ($4,333)          $13,739           ($476)
                                                                    =======            ========          =======           ======

Pro forma income (loss) per share
     Basic                                                            $0.80             ($0.28)            $0.90          ($0.03)
                                                                    =======            ========          =======           ======
     Diluted                                                          $0.79             ($0.28)            $0.89          ($0.03)
                                                                    =======            ========          =======           ======


The  fair  value  of  each  option  grant  is   estimated   using  the  Multiple
Black-Scholes   option  pricing  model,  with  the  following   weighted-average
assumptions used for grants in fiscal 2004 and 2003, respectively: risk-free interest rates of 2.5% and 2.0%, respectively; expected volatility of .51 and ..50, respectively; an expected life of the options of five years; and no dividends. The weighted average fair value of stock options granted during fiscal years 2004 and 2003 were $11.49 and $5.93, respectively.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 2, 2003. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note B--Securitization Program

Effective April 15, 2002, the Company entered into a $100.0 million, three-year accounts receivable securitization program ("Securitization Program"). In April 2004, the Company amended its Securitization Program which increased the capacity of its accounts receivable securitization program to $150.0 million and extended its maturity to April 2006. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $150.0 million). The Company retains the servicing responsibility for the accounts receivable. At May 2, 2004, TRFCO had purchased from Volt Funding a participation interest of $50.0 million out of a pool of approximately $218.2 million of receivables.

The Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company. Accounts receivable are only reduced to reflect the fair value of receivables actually sold. The Company entered into this arrangement as it provided a low-cost alternative to other financing.

The Securitization Program is designed to enable receivables sold by the Company to Volt Funding to constitute true sales of those receivables. As a result, the receivables are available to satisfy Volt Funding's own obligations to its own creditors before being available, through the Company's residual equity interest in Volt Funding, to satisfy the Company's creditors. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding) for any of the sold receivables.

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

The Company incurred charges, related to the Securitzation Program, of $0.9 million and $0.6 million in the six and three months ended May 2, 2004, respectively, compared to $0.7 million and $0.4 million in the six and three months ended May 4, 2003, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 2.9% and 2.5% per annum in the six-month 2004 and 2003 fiscal periods, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performs sensitivity analyses, changing various key assumptions, which also indicate the retained interest in receivables approximated fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note B--Securitization Program--Continued

At May 2, 2004 and November 2, 2003, the Company's carrying retained interest in a revolving pool of receivables of approximately $218.2 million and $189.3 million, respectively, net of a service fee liability, was approximately $167.8 million and $119.0 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $50.0 million and $70.0 million at May 2, 2004 and November 2, 2003, respectively. Accordingly, the trade accounts receivable included on the May 2, 2004 and November 2, 2003 condensed consolidated balance sheets have been reduced to reflect the participation interest sold of $50.0 million and $70.0 million, respectively.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof from a nationally recognized rating organization. At May 2, 2004, the Company was in compliance with all requirements of the Securitization Program and believes it will remain in compliance throughout the remainder of the fiscal year.

Note C--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:

                               May 2,  November 2,
                                2004         2003
                              -------  ----------
                                (In thousands)

Staffing Services             $   148
Telephone Directory            13,052   $12,898
Telecommunications Services    15,600    18,320
Computer Systems                3,137     6,139
                              -------   -------
Total                         $31,937   $37,357
                              =======   =======

The cumulative amounts billed under service contracts at May 2, 2004 and November 2, 2003 of $9.0 million and $3.6 million, respectively, are credited against the related costs in inventory.

Note D--Short-Term Borrowings

At May 2, 2004, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit up to an aggregate of $41.3 million, including $30.0 million under a secured, syndicated revolving credit agreement, which will expire in April 2005. In April 2004, the Company amended its $40.0 million, secured, syndicated, revolving credit agreement ("Credit Agreement") which expired in April 2004, to, among other things, extend the term for 364 days and reduce the line to $30.0 million, as a result of the increase in its Securitization Program (see Note B).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Short-Term Borrowings--Continued

The Credit Agreement established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, N. A. and Lloyds TSB Bank PLC. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables, generally at the end of the fiscal month preceding a borrowing. At May 2, 2004, the entire $30.0 million was available. Borrowings under the Credit Facility are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at May 2, 2004, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 2.7% per annum. At May 2, 2004, the facility fee was 0.3% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million; a limitation on cash dividends, capital stock repurchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At May 2, 2004, the Company was in compliance with all covenants in the Credit Agreement and believes it will be in compliance throughout the remainder of the fiscal year.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Seven subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At May 2, 2004, five of those guarantors have pledged approximately $61.5 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

At May 2, 2004, the Company had total outstanding bank borrowings of $4.0 million, none of which were under the Credit Agreement. These outstanding foreign currency bank borrowings provide a hedge against devaluation in foreign currency denominated assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Long-Term Debt

Long-term debt consists of the following:

                                        May 2,               November 2,
                                         2004                      2003
                                       -------              -----------
                                                (In thousands)

Term loan (a)                          $14,287                 $14,469
Less amounts due within one year           386                     371
                                       -------                 -------
Total long-term debt                   $13,901                 $14,098
                                       =======                 =======

(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at May 2, 2004 of $10.8 million. The obligation is guaranteed by the Company.


Note F--Stockholders' Equity

Changes in the major components of stockholders' equity for the six months ended May 2, 2004 are as follows:

                                                                Common                Paid-In                 Retained
                                                                 Stock                Capital                 Earnings
                                                               --------             -----------               --------
                                                                                   (In thousands)
Balance at November 2, 2003                                      $1,522                $41,091                $199,723
Stock options exercised - 5,010 shares                                                     100
Net income for the six months                                        --                     --                  12,250
                                                               --------                -------                --------
Balance at May 2, 2004                                           $1,522                $41,191                $211,973
                                                               ========                =======                ========


Another component of stockholders' equity, the accumulated other comprehensive loss, consists of cumulative unrealized foreign currency translation losses, net of taxes, of $589,000 and $508,000 at May 2, 2004 and November 2, 2003,
respectively, and an unrealized gain, net of taxes, of $94,000 and $92,000 in marketable securities at May 2, 2004 and November 2, 2003, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive loss as follows:


                                                                   Six Months Ended                     Three Months Ended
                                                              ---------------------------               ---------------------
                                                               May 2,              May 4,            May 2,              May 4,
                                                                2004                2003              2004                2003
                                                              -------             -------           -------             ------
                                                                                         (In thousands)
Net income (loss)                                             $12,250             ($4,235)          $13,771              ($432)
Foreign currency translation adjustments-net                      (81)                102              (121)                63
Unrealized gain on marketable securities-net                        2                   7                17                 12
                                                              -------             -------           -------             ------
Total comprehensive income (loss)                             $12,171             ($4,126)          $13,667              ($357)
                                                              =======             =======           =======             ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note G--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.



                                                               Six Months Ended                      Three Months Ended
                                                        -----------------------------         ------------------------------
                                                          May 2,             May 4,              May 2,             May 4,
                                                           2004               2003                2004               2003
                                                        ----------         ----------         -----------         ----------
Denominator for basic earnings per share:
    Weighted average number of shares                   15,222,586         15,217,415          15,223,545         15,217,415

Effect of dilutive securities:
    Employee stock options                                  90,578                 --             112,259                 --
                                                        ----------         ----------          ----------         -----------
Denominator for diluted earnings per share:
    Adjusted weighted average number of shares          15,313,164         15,217,415          15,335,804         15,217,415
                                                        ==========         ==========          ==========         ==========

Options to purchase 102,050 and 592,730 shares of the Company's common stock were outstanding at May 2, 2004 and May 4, 2003, respectively but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.

Note H--Discontinued Operations

In March 2004, the Company sold real estate, previously leased by the Company to its former 59% owned subsidiary, Autologic Information International, Inc., which interest was sold in November 2001. The cash transaction resulted in a $9.5 million gain, net of taxes of $4.6 million.

Note I--Segment Disclosures

Financial  data  concerning  the Company's  sales and segment  operating  profit
(loss) by reportable operating segment for the six and three months ended May 2, 2004 and May 4, 2003, included on page 25 of this Report, is an integral part of these condensed consolidated financial statements. During the six months ended May 2, 2004, consolidated assets increased by $48.8 million, primarily due to an increase in receivables of the Staffing Services segment and a reduction in the use of Company's Securitization Program as well as capital expenditures by the Computer Services segment.

Note J--Derivative Financial Instruments, Hedging and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts, foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note J--Derivative Financial Instruments, Hedging and Restricted Cash--Continued

instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At May 2, 2004, the Company had outstanding foreign currency option and forward contracts in the aggregate notional amount equivalent to $8.3 million, which approximated its net investment in foreign operations and is accounted for as a hedge under SFAS No. 52.

Included in cash and cash equivalents at May 2, 2004 and November 2, 2003 were approximately $24.9 million and $18.9 million, respectively, restricted to cover obligations that were reflected in accounts payable at such dates. These amounts primarily relate to certain contracts with customers in which the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.

Note K--Goodwill

Goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to annual testing using fair value methodology. An impairment charge is recognized for the amount, if any, by which the carrying value of an intangible asset exceeds its fair value. In the second quarter of fiscal 2002, the Company has engaged independent valuation firms and since then, on an annual basis, has used Company personnel to perform such testing. The testing primarily uses comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured.

Using the same valuation methods employed as in prior years, the Company completed its annual impairment tests on the remaining $9.0 million of goodwill during the second quarter of fiscal 2004 and determined that no impairment existed, since its fair value exceeded the carrying value.

Note L--Primary Insurance Casualty Program

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note L--Primary Insurance Casualty Program--Continued

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

At May 2, 2004 and November 2, 2003, the Company's prepayment or (liability) for each of the outstanding policy years was as follows:

                                                 May 2,   November 2,
                                                  2004           2003
                                                -------   -----------

                                                  (In thousands)

      Policy ended March 31, 2003               ($4,289)   ($4,288)
      Policy ended March 31, 2004                (4,339)     2,526
      Policy ended March 31, 2005                 4,384         --
                                                 ------     ------
                                                ($4,244)   ($1,762)
                                                 ======     ======
      Balance Sheet Classification:

      Prepaid Insurance                         $ 4,384    $ 2,526
      Accrued Insurance - Current                (4,616)      (190)
      Accrued Insurance - Long-term              (4,012)    (4,098)
                                                 ------      -----
                                                ($4,244)   ($1,762)
                                                 ======     ======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Disclosure
-------------------------------------

This report and other reports and statements issued by the Company and its officers from time-to-time contain certain "forward-looking statements." Words such as "may," "should," "could," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy," "likely," and similar expressions are intended to identify forward-looking statements about the Company's future plans, objectives, performance, intentions and expectations. These forward-looking statements are subject to a number of known and unknown risks and uncertainties including, but are not limited to, those set forth below under "Factors That May Affect Future Results," as well as the following:

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

In the staffing services segment, a weakened economy or a material increase in productivity results in decreased demand for temporary and permanent personnel. As economic activity slows down, many of the Company's customers reduce their use of temporary employees before they reduce the number of their regular employees. There is less need for contingent workers at all potential customers, who are less inclined to add to their costs. Since employees are reluctant to risk changing employers, there are fewer openings and reduced activity in permanent placements as well. The segment has also experienced margin erosion caused by increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal. Customer use of the Company's telecommunications services is similarly affected in that some of the Company's customers reduce their use of outside services in order to provide work to their in-house departments and, in the aggregate, because of the current downturn in the telecommunications industry and continued overcapacity, there is less available work.

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

The Company's staffing services segment is in a very competitive industry with limited barriers to entry. There are many temporary service firms in the United States and Europe, many with only one or a few offices that service only a small market. On the other hand, some of this segment's principal competitors are larger and have substantially greater financial resources than Volt and service the national accounts whose business the Company solicits. Accordingly, these competitors may be better able than Volt to attract and retain qualified personnel and may be able to offer their customers more favorable pricing terms than the Company. Furthermore, all of the staffing industry is subject to the fact that contingent workers are provided to customers and most customers are more protective of their full time workforce than of contingent workers.

The results of the Company's computer systems segment are highly dependent on the volume of directory assistance calls to VoltDelta's customers which are routed to the segment under existing contracts, the segment's ability to continue to secure comprehensive listings from others at acceptable pricing, its ability to obtain additional customers for these services and on its continued ability to sell products and services to new and existing customers. This segment's position in its market depends largely upon its reputation, quality of service and ability to develop, maintain and implement information systems on a cost competitive basis. Although Volt continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products can be successfully marketed.

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

As of May 2, 2004, the Company's principal officers controlled approximately 47% of the Company's outstanding common stock. Accordingly, these stockholders are able to control the composition of the Company's board of directors and many other matters requiring shareholder approval and will continue to have significant influence over the Company's affairs. This concentration of ownership also could have the effect of delaying or preventing a change in control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of the Company.

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

Staffing Services:

    Staffing: In the first six months of fiscal 2004, this revenue comprised approximately 77% of net consolidated sales. Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered.

    Managed Services: In the first six months of fiscal 2004, this revenue comprised approximately 2% of net consolidated sales. Sales are generated by the Company's E-Procurement Solutions' subsidiary, ProcureStaff, and for certain contracts, sales are generated by the Company's Staffing Solutions Group's managed services operations. The Company receives an administrative fee for arranging for, billing for and collecting the billings related to other staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, who has responsibility for the acceptability of its personnel to the customer, and in most instances the customer and associate vendor have agreed to the Company not paying the associate vendor until the customer pays the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

    Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force 99-19 ("EITF 99-19"), entitled "Reporting Revenue Gross as a Principal versus Net as an Agent", revenue for these services, where the customer and the associate vendor have agreed to this arrangement, is recognized net of associated costs in the period the services are rendered.

    Outsourced Projects: In the first six months of fiscal 2004, this revenue comprised approximately 5% of net consolidated sales. Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work.

    Shaw & Shaw: In the first six months of fiscal 2004, this revenue comprised approximately 1% of net consolidated sales, due to the Company's reporting of these revenues on a net basis. Sales are generated by the Company's Shaw & Shaw subsidiary, for which the Company provides professional employer organizational services ("PEO") to certain customers. Generally, the customers transfer their entire workforce or employees of specific departments or divisions to the Company, but the customers maintain control over the day-to-day job duties of the employees. Based upon the revenue recognition principles prescribed in EITF 99-19, effective with the Company's second fiscal quarter of 2003, the Company has changed its method of reporting revenue from these services from a gross basis to a net basis. The change in reporting, which is reflected in all current and prior periods, resulted in a reduction in both reported PEO revenues and related costs of sales, with no effect on the Company's operating results.

Telephone Directory:

    Directory Publishing: In the first six months of fiscal 2004, this revenue comprised approximately 2% of net consolidated sales. Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher or for a telephone company in Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered.

    Ad Production: In the first six months of fiscal 2004, this revenue comprised approximately 1% of net consolidated sales. Sales are generated when the Company performs design and production services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its ad production work and upon customer acceptance.

Telecommunications Services:

    Construction: In the first six months of fiscal 2004, this revenue comprised approximately 3% of net consolidated sales. Sales are derived from the Company supplying aerial and underground construction services related to telecommunications and cable operations. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in Statement of Position 81-1 ("SOP 81-1"), entitled "Accounting for Performance of Construction-Type Contracts," using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

    Non-Construction: In the first six months of fiscal 2004, this revenue comprised approximately 4% of net consolidated sales. Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and if applicable, any completed units are delivered and accepted by the customer.

Computer Systems:

    Database Access: In the first six months of fiscal 2004, this revenue comprised approximately 3% of net consolidated sales. Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases.

    IT Maintenance: In the first six months of fiscal 2004, this revenue comprised approximately 2% of net consolidated sales. Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance.

     Telephone Systems: In the first six months of fiscal 2004, this revenue comprised less than 1% of net consolidated sales. Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in Statement of Position 97-2 ("SOP 97-2"), entitled "Software Revenue Recognition" and Emerging Issues Task Force 00-21 ("EITF 00-21"), entitled "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value.

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

Goodwill and Other Intangibles - Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to annual testing using fair value methodology. An impairment charge is recognized for the amount, if any, by which the carrying value of an intangible asset exceeds its fair value. In the second quarter of fiscal 2002, the Company engaged independent valuation firms and since then, on an annual basis, has used Company personnel to perform such testing. The testing primarily uses comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured. Although the Company believes its estimates are appropriate, the fair value measurements of the Company's goodwill could be affected by using different estimates and assumptions in these valuation techniques.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Property, Plant and Equipment - Property, plant and equipment is recorded at cost, and depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to depreciate the cost of the assets over their estimated lives. Intangible assets, other than goodwill, and property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The fair values of the assets are based upon Company estimates of the discounted cash flows that are expected to result from the use and eventual disposition of the assets or that amount that would be realized from an immediate sale. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value. No impairment charge was recognized in the second quarter of fiscal 2004, as no events or circumstances indicated the existence of impairment. Although the Company believes its estimates are appropriate, the fair value measurements of the Company's long-lived assets could be affected by using different estimates and assumptions in these valuation techniques.

Capitalized Software - The Company's software technology personnel are involved in the development and acquisition of internal-use software to be used in its Enterprise Resource Planning system and software used in its operating segments. The Company accounts for the capitalization of software in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent to the preliminary project planning and approval stage, all appropriate costs are capitalized until the point at which the software is ready for its intended use. Subsequent to the software being used in operations, the capitalized costs are transferred from costs-in-process to completed property, plant and equipment, and are accounted for as such. All post-implementation costs, such as maintenance, training and minor upgrades that do not result in additional functionality, are expensed as incurred.

Securitization Program - The Company accounts for the securitization of accounts receivables in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A, was $50.0 million and $70.0 million at May 2, 2004 and November 2, 2003, respectively. Accordingly, the trade receivables included on the May 2, 2004 and November 2, 2003 balance sheets have been reduced to reflect the $50.0 million and $70.0 million participation interest sold, respectively. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding) for any of the sold receivables.

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

SIX MONTHS ENDED MAY 2, 2004 COMPARED
TO THE SIX MONTHS ENDED MAY 4, 2003

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not indicative of the results which may be expected for any subsequent periods.


                                                                    Six Months Ended             Three Months Ended
                                                               --------------------------    --------------------------
                                                                  May 2,          May 4,        May 2,        May 4,
                                                                   2004            2003          2004           2003
                                                               -----------    -----------    -----------    -----------
Net Sales:                                                                            (In thousands)
Staffing Services
   Staffing                                                    $   739,914    $   599,211    $   397,238    $   317,625
   Managed Services (a)                                            529,796        500,853        291,698        264,918
                                                               -----------    -----------    -----------    -----------
   Total Gross Sales                                             1,269,710      1,100,064        688,936        582,543
   Less: Non-Recourse Managed Services (a)                        (516,416)      (464,029)      (283,283)      (242,984)
                                                               -----------    -----------    -----------    -----------
   Net Staffing Services                                           753,294        636,035        405,653        339,559
Telephone Directory                                                 30,167         27,424         15,596         14,953
Telecommunications Services                                         63,404         55,490         33,508         29,633
Computer Systems                                                    50,422         42,071         26,327         21,697
Elimination of inter-segment sales                                  (7,364)        (5,079)        (3,842)        (2,436)
                                                               -----------    -----------    -----------    -----------
Total Net Sales                                                $   889,923    $   755,941    $   477,242    $   403,406
                                                               ===========    ===========    ===========    ===========
Segment Operating Profit (Loss):

Staffing Services                                              $    10,958    $     3,534    $     9,567    $     4,880
Telephone Directory                                                  3,385            456          1,400            658
Telecommunications Services                                         (2,719)        (1,053)          (817)          (890)
Computer Systems                                                    10,389          5,574          5,866          3,182
                                                               -----------    -----------    -----------    -----------
Total Segment Operating Profit                                      22,013          8,511         16,016          7,830

General corporate expenses                                         (15,193)       (12,952)        (7,633)        (7,111)
                                                               -----------    -----------    -----------    -----------
Total Operating Profit (Loss)                                        6,820         (4,441)         8,383            719

Interest income and other expense                                   (1,429)          (991)          (913)          (617)
Foreign exchange loss-net                                              (70)           (90)           (94)          (175)
Interest expense                                                      (880)        (1,198)          (423)          (555)
                                                               -----------    -----------    -----------    -----------
Income (Loss) from Continuing Operations Before Income Taxes   $     4,441    ($    6,720)   $     6,953    ($      628)
                                                               ===========    ===========    ===========    ===========

(a) Substantially all of the managed services sales, other than management fees, are eliminated.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 2, 2004 COMPARED
TO THE SIX MONTHS ENDED MAY 4, 2003

EXECUTIVE OVERVIEW
------------------

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

There are several historical seasonal factors that usually affect the sales and profits of the Company. The Staffing Services segment's sales are always lowest in the first quarter due to the Thanksgiving, Christmas and New Year holidays, as well as certain customer facilities closing for one to two weeks. During the third and fourth quarters of the fiscal year, this segment benefits from a reduction of payroll taxes when the annual tax contributions for higher salaried employees have been met, and customers increase the use of the Company's administrative and industrial labor during the summer vacation period. In addition, the Telephone Directory segment's DataNational division publishes more directories during the second half of the fiscal year, and the segment's Uruguay division publishes directories and produces a major portion of its sales and most of its profits in the Company's fourth fiscal quarter. In the current year, some of the high margin DataNational directories usually published in the fourth quarter of fiscal 2003 were published in the first quarter of the current year.

There are numerous non-seasonal factors impacting sales and profits in the current six and three month periods. The sales and profits of the Staffing Services segment, in addition to the factors noted above, was positively impacted by a rebound in the country's use of temporary staffing, partially offset by the continued pressure on margins caused by increases in state payroll taxes and workers' compensation costs. In addition to the increase in sales, the profitability of the Staffing segment has benefited by the increased proportion of the higher margin VMC Consulting subsidiary sales. Although losses have been reduced, the Administrative and Industrial division's operating loss continues to negatively impact the Staffing segment. The sales and profits of the Telephone Directory segment were positively affected by an improvement in the ad backlog and the continued positive effects of its new stringent credit policy, which has reduced bad debts. Even though the sales of the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 2, 2004 COMPARED
TO THE SIX MONTHS ENDED MAY 4, 2003--Continued

EXECUTIVE OVERVIEW - CONTINUED
------------------------------

Telecommunications Services segment increased, profits were negatively impacted by a change in its product mix. The Company has continued to carefully monitor the overhead within the segment to mitigate the effect on the reduced margins throughout the segment, which should improve results in future quarters at current sales volumes. The sales and profits of the Computer Systems segment were positively impacted by the continued increase in the segment's ASP directory assistance outsourcing business, in which there continues to be a sequential increase in transaction volume.

The Company has, and will continue to focus on aggressively increasing its market share and profits. All segments have emphasized cost containment measures, along with improved credit and collections procedures designed to improve the Company's cash flow. Cash flow, including $18.5 million from the sale of real estate, enabled the Company to reduce the use of the Securitization Program by $20.0 million.

The Company continues its effort to streamline its processes to manage the business and protect its assets through the continued deployment of its Six Sigma initiatives, upgrading its financial reporting systems, its ongoing compliance with the Sarbanes-Oxley Act, and the standardization and upgrading of the IT redundancy and business continuity for corporate systems and communications networks. To the extent possible, the Company has been utilizing, and will continue to utilize, internal resources to comply with the Sarbanes-Oxley Act by the end of fiscal year 2005. To-date, outside costs of compliance with this Act, including software licenses, equipment, consultants and professional fees amounted to $0.2 million and it is anticipated that a similar amount, excluding audit fees, will be expended over the next twelve months.

RESULTS OF OPERATIONS - SUMMARY
--------------------------------

In the six-month period of fiscal 2004, consolidated net sales increased by $134.0 million, or 18%, to $889.9 million, from the comparable period in fiscal 2003. The increase in fiscal 2004 net sales resulted from increases in all four of the Company's segments. Staffing Services increased by $117.3 million, Computer Systems increased by $8.4 million, Telecommunications increased by $7.9 million and Telephone Directory increased by $2.7 million.

The net income for the first six months of fiscal 2004 was $12.2 million compared to a net loss of $4.2 million in the prior year first six-month period. The consolidated results for the six-month period of fiscal 2004 included income from discontinued operations of $9.5 million (net of taxes of $4.6 million) from the sale of real estate previously leased to the Company's former 59% owned subsidiary, Autologic International, Inc.

The Company's six-month fiscal 2004 income from continuing operations before income taxes was $4.4 million compared to a loss of $6.7 million in the first six months of fiscal 2003. The Company's operating segments reported an operating profit of $22.0 million for the first six months of fiscal 2004 compared to $8.5 million in the comparable fiscal 2003 period. Contributing to the $13.5 million improvement were increases in operating profit reported by the Staffing Services, Computer Systems and Telephone Directory segments of $7.4 million, $4.8 million and $2.9 million, respectively, partially offset by an increased operating loss of $1.7 million in the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 2, 2004 COMPARED
TO THE SIX MONTHS ENDED MAY 4, 2003--Continued

RESULTS OF OPERATIONS - SUMMARY - CONTINUED
--------------------------------------------

Telecommunications segment. General corporate expenses increased by $2.2 million due to costs incurred to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communication networks.

Although results of the Staffing Services segment improved significantly, many of the Company's customers in the telecommunications industry have significantly reduced capital expenditures. This factor continues to affect the results of the Company's Telecommunications Services segments.

RESULTS OF OPERATIONS - BY SEGMENT
-----------------------------------

STAFFING SERVICES
-----------------

                                                Six Months Ended
                                  --------------------------------------------
                                      May 2, 2004               May 4, 2003
                                  -------------------      -------------------
Staffing Services                              % of                      % of     Favorable       Favorable
---------------------                            Net                       Net  (Unfavorable)  (Unfavorable)
(Dollars in Millions)             Dollars       Sales       Dollars      Sales     $ Change      % Change
------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)             $739.9                   $599.2                   $140.7        23.5%
------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)      $529.8                   $500.9                   $ 28.9         5.8%
------------------------------------------------------------------------------------------------------------
Sales (Net)                        $753.3                   $636.0                   $117.3        18.4%
------------------------------------------------------------------------------------------------------------
Gross Profit                       $114.8        15.2%      $ 98.1        15.4%      $ 16.7         17.0%
------------------------------------------------------------------------------------------------------------
Overhead                           $103.8        13.8%      $ 94.6        14.9%      ($ 9.2)        (9.8%)
------------------------------------------------------------------------------------------------------------
Operating Profit                   $ 11.0         1.4%      $  3.5         0.5%      $  7.5        210.1%
------------------------------------------------------------------------------------------------------------


The sales increase of the Staffing Services segment in the first six months of fiscal 2004 from the comparable period in fiscal 2003 was due to increased traditional staffing business in both the Technical Placement and the Administrative and Industrial divisions, and the VMC Consulting business of the Technical Placement division, partially offset by reduced managed service fees.

The increase in operating profit in the segment was derived from the staffing and managed service operations of the Technical Placement division, including VMC Consulting, together with reduced losses of the Administrative and Industrial division.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 2, 2004 COMPARED
TO THE SIX MONTHS ENDED MAY 4, 2003--Continued

STAFFING SERVICES - CONTINUED
-----------------------------

                                                Six Months Ended
                                  --------------------------------------------
                                      May 2, 2004               May 4, 2003
Technical Placement               -------------------      -------------------
Division                                       % of                     % of     Favorable      Favorable
---------------------                            Net                      Net  (Unfavorable)  (Unfavorable)
(Dollars in Millions)             Dollars       Sales       Dollars     Sales     $ Change      % Change
---------------------------------------------------------------------------------------------------------
Sales (Gross)                  $  962.7                     $  859.1                $  103.6      12.1%
---------------------------------------------------------------------------------------------------------
Sales (Net)                    $  456.5                     $  398.4                $   58.1      14.6%
---------------------------------------------------------------------------------------------------------
Gross Profit                   $   76.5         16.8%       $   65.4       16.4%    $   11.1      16.9%
---------------------------------------------------------------------------------------------------------
Overhead                       $   61.5         13.5%       $   56.0       14.0%    ($  5.5)      (9.9%)
---------------------------------------------------------------------------------------------------------
Operating Profit               $   15.0          3.3%       $    9.4        2.4%    $   5.6       58.6%
---------------------------------------------------------------------------------------------------------


The Technical Placement division's increase in gross sales in the first six months of fiscal 2004 from the comparable period in fiscal 2003 was due to a 20% sales increase with traditional staffing customers, a 13% increase in ProcureStaff volume due to new accounts and increased business from existing accounts, and a 48% increase in higher margin VMC Consulting project management and consulting sales. However, substantially all of the ProcureStaff billings are deducted in arriving at net sales due to the use of associate vendors who have contractually agreed to be paid only upon receipt of the customers' payment to the Company. The increase in net sales was due to the aforementioned increase in gross sales, along with an increase in the amount of Company recruited employees fulfilling ProcureStaff assignments. The increase in the operating profit for the period was the result of the increase in sales, a 0.4 percentage point improvement in gross margin and a 0.5 percentage point decrease in overhead costs as related to net sales.


                                                Six Months Ended
                                  --------------------------------------------
                                      May 2, 2004               May 4, 2003
Administrative &                  -------------------      -------------------
Industrial Division                             % of                     % of     Favorable      Favorable
---------------------                            Net                      Net   (Unfavorable)  (Unfavorable)
(Dollars in Millions)             Dollars       Sales       Dollars     Sales     $ Change      % Change
-----------------------------------------------------------------------------------------------------------
Sales (Gross)                $  307.0                       $  241.0                $  66.0         27.4%
-----------------------------------------------------------------------------------------------------------
Sales (Net)                  $  296.8                       $  237.6                $  59.2         24.9%
-----------------------------------------------------------------------------------------------------------
Gross Profit                 $   38.3            12.9%      $   32.7      13.7%     $   5.6         17.3%
-----------------------------------------------------------------------------------------------------------
Overhead                     $   42.4            14.3%      $   38.6      16.2%    ($   3.8)        (9.7%)
-----------------------------------------------------------------------------------------------------------
Operating Loss              ($    4.0)           (1.4%)     ($   5.9)     (2.5%)    $   1.9         31.8%
-----------------------------------------------------------------------------------------------------------

The Administrative and Industrial division's increase in gross sales in the first six months of fiscal 2004 was the result of new accounts and increased business from existing accounts. The decrease in operating loss was the result of the aforementioned sales increase, a 1.9 percentage point decrease in overhead costs as related to net sales, partially offset by a decrease in gross margin of 0.8 percentage points, due to higher taxes and workers' compensation rates, increased competition and customers leveraging their buying power by consolidating the number of vendors with whom they deal.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 2, 2004 COMPARED
TO THE SIX MONTHS ENDED MAY 4, 2003--Continued

STAFFING SERVICES - CONTINUED
-----------------------------

An improvement in profit levels of the segment depends on the timing and strength of the continued increase towards previous usage levels of alternative staffing by American industry. In addition, high unemployment and the need for state and local governments to align their revenues with expenditures will result in continued pressure on margins unless and until jurisdictions decrease payroll and various other taxes.

TELEPHONE DIRECTORY
-------------------

                                                Six Months Ended
                                  --------------------------------------------
                                      May 2, 2004               May 4, 2003
                                  -------------------      -------------------
Telephone Directory                             % of                     % of     Favorable     Favorable
---------------------                            Net                      Net  (Unfavorable)  (Unfavorable)
(Dollars in Millions)             Dollars       Sales       Dollars     Sales     $ Change      % Change
-----------------------------------------------------------------------------------------------------------
Sales (Net)                     $30.2                         $27.4                  $2.8        10.0%
-----------------------------------------------------------------------------------------------------------
Gross Profit                    $14.9        49.5%            $12.5        45.6%     $2.4        19.4%
-----------------------------------------------------------------------------------------------------------
Overhead                        $11.5        38.3%            $12.0        43.9%     $0.5         4.2%
-----------------------------------------------------------------------------------------------------------
Operating Profit                $ 3.4        11.2%             $0.5         1.7%     $2.9       642.3%
-----------------------------------------------------------------------------------------------------------


The Telephone Directory segment's sales increase in the first six months of fiscal 2004 was primarily due to a change in the publication schedule of the DataNational operation's community telephone directories. The publishing sales increased by $6.3 million, or 42%, from the comparable period in fiscal 2003. Sales declined by $3.5 million in the segment's telephone production, printing and other operations, the most significant being a $1.9 million decrease in telephone production revenue related to the previously reported loss of a contract with a telecommunications company in the third quarter of fiscal 2003. The improvement in operating results was predominantly the result of the sales increase within the segment, together with a 3.9 percentage point increase in gross margins, primarily due to the mix of directories published by DataNational in the period, and a decrease in overhead of 5.6 percentage points due to reduced bad debt expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 2, 2004 COMPARED
TO THE SIX MONTHS ENDED MAY 4, 2003--Continued

TELECOMMUNICATIONS SERVICES
---------------------------

                                                Six Months Ended
                                  --------------------------------------------
                                      May 2, 2004               May 4, 2003
                                  -------------------      -------------------
Telecommunications                              % of                     % of     Favorable      Favorable
---------------------                            Net                      Net  (Unfavorable)  (Unfavorable)
(Dollars in Millions)             Dollars       Sales       Dollars     Sales     $ Change      % Change
-----------------------------------------------------------------------------------------------------------
Sales (Net)                  $  63.4                       $  55.5                 $   7.9         14.3%
------------------------------------------------------------------------------------------------------------
Gross Profit                 $  15.1          23.9%        $  15.8        28.6%   ($   0.7)        (4.4%)
------------------------------------------------------------------------------------------------------------
Overhead                     $  17.8          28.2%        $  16.9        30.5%   ($   0.9)        (5.7%)
------------------------------------------------------------------------------------------------------------
Operating Loss              ($   2.7)         (4.3%)      ($   1.1)       (1.9%)  ($   1.6)      (158.2%)
------------------------------------------------------------------------------------------------------------


The Telecommunications Services segment's sales increase in the first six months of fiscal 2004 was due to increased business in the Business Systems division, partially offset by a decrease in the Central Office division. The increase in operating loss was due to a 4.7 percentage point decrease in gross margins, a previously reported $1.3 million non-recurring charge incurred in the first quarter related to a domestic consulting contract for services, partially offset by a decrease in other overhead as a percentage of net sales of 4.5 percentage points. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment. The division most affected by reduced sales and margins was Central Office, whose sales and margins decreased by 39% and 16.8 percentage points, respectively.

COMPUTER SYSTEMS
----------------

                                                Six Months Ended
                                  --------------------------------------------
                                      May 2, 2004               May 4, 2003
                                  -------------------      -------------------
Computer Systems                                % of                     % of     Favorable      Favorable
---------------------                            Net                      Net  (Unfavorable)  (Unfavorable)
(Dollars in Millions)             Dollars       Sales       Dollars     Sales     $ Change      % Change
----------------------------------------------------------------------------------------------------------
Sales (Net)                        $50.4                    $42.1                  $8.3          19.8%
-------------------------------------------------------------------------------------------------------
Gross Profit                       $28.5        56.6%       $20.7        49.1%     $7.8          38.0%
-------------------------------------------------------------------------------------------------------
Overhead                           $18.1        36.0%       $15.1        35.9%    ($3.0)        (20.2%)
-------------------------------------------------------------------------------------------------------
Operating Profit                   $10.4        20.6%       $ 5.6        13.2%     $4.8          86.4%
-------------------------------------------------------------------------------------------------------


The Computer Systems segment's sales increase in the first six months of fiscal 2004 was due to improvements in the segment's operator services business, including ASP directory assistance, which reflected a 37% growth in sales during the period, a sales increase of 216% in DataServ, a 9% sales growth in the Maintech division, partially offset by a decrease in product revenue recognized of 54%. The growth in operating profit from the comparable period of the previous year was the result of the increase in sales and an increase in gross margins of 7.4 percentage points.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 2, 2004 COMPARED
TO THE SIX MONTHS ENDED MAY 4, 2003

RESULTS OF OPERATIONS - OTHER
-----------------------------


                                                Six Months Ended
                                  --------------------------------------------
                                      May 2, 2004               May 4, 2003
                                  -------------------      -------------------
Other                                          % of                     % of     Favorable      Favorable
---------------------                            Net                      Net  (Unfavorable)  (Unfavorable)
(Dollars in Millions)             Dollars       Sales       Dollars     Sales     $ Change      % Change
-----------------------------------------------------------------------------------------------------------
Selling & Administrative           $37.1        4.2%      $33.7         4.5%       ($3.4)        (9.9%)
-----------------------------------------------------------------------------------------------------------
Depreciation & Amortization        $12.4        1.4%      $11.6         1.5%       ($0.8)        (6.3%)
-----------------------------------------------------------------------------------------------------------
Interest Income                    $ 0.4         --       $ 0.5           --       ($0.1)       (10.2%)
-----------------------------------------------------------------------------------------------------------
Other Expense                      ($1.9)       0.2%      ($1.5)        0.2%       ($0.4)       (26.4%)
-----------------------------------------------------------------------------------------------------------
Foreign Exchange Loss              ($0.1)        --       ($0.1)         --         $0.0         22.2%
-----------------------------------------------------------------------------------------------------------
Interest Expense                   ($0.9)       0.1%      ($1.2)        0.2%        $0.3         26.5%
-----------------------------------------------------------------------------------------------------------

Other items, discussed on a consolidated basis, affecting the results of operations for the six-month periods were:

The increase in selling and administrative expenses in the first six-months of fiscal 2004 from the comparable period was a result of increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks.

The increase in depreciation and amortization for the first six months of fiscal 2004 from the comparable period was attributable to an increase in fixed assets, primarily in the Staffing Services and Computer Systems segments.

The Other Expense in the first six months of both fiscal years is primarily the charges related to the Company's Securitization Program, as well as sundry expenses.

The decrease in interest expense in the first six months of fiscal 2004 from the comparable period was the result of lower borrowing levels and interest rates in Uruguay.

The Company's effective tax rate on its financial reporting pre-tax income from continuing operations was 38.5% in the first six months of fiscal 2004 compared to an effective tax rate benefit of 37.0% in the comparable period of fiscal 2003. In fiscal 2004, the effective tax rate was low due to available general business credits. In fiscal 2003, the effective tax rate benefit was low due to foreign losses for which no tax benefit was provided.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 2, 2004 COMPARED
TO THE THREE MONTHS ENDED MAY 4, 2003

RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In the second quarter of fiscal 2004, consolidated net sales increased by $73.8 million, or 18%, to $477.2 million from the comparable period in fiscal 2003. The increase in sales for the quarter from the comparable prior year resulted from increases in all four of the Company's segments. Staffing Services increased by $66.1 million, Computer Systems increased by $4.6 million, Telecommunications increased by $3.9 million and Telephone Directory increased by $0.6 million.

The Company's net income was $13.8 million in the second quarter of fiscal 2004 compared to a net loss of $0.4 million in the second quarter of 2003. The consolidated results for the second quarter of fiscal 2004 included income from discontinued operations of $9.5 million (net of taxes of $4.6 million) from the sale of a facility previously leased to the Company's 59% owned subsidiary, Autologic International, Inc.

The Company's second quarter fiscal 2004 income from continuing operations before income taxes was $7.0 million, compared to a loss of $0.6 million in fiscal 2003. The Company's operating segments reported an operating profit of $16.0 million in the second quarter of fiscal 2004 compared to $7.8 million in the fiscal 2003 second quarter. Each of the Company's segments reported improvements in operating results, with individual improvements as follows:
Staffing Services, $4.7 million, Computer Systems, $2.7 million, Telephone Directory, $0.7 million and Telecommunications $0.1 million.

The improved results in Staffing Services segment were due to a continued increase by customers towards previous usage of alternative staffing and business from new customers. However, many of the Company's customers in the telecommunications industry have significantly reduced expenditures. This factor continues to adversely affect the results of the Company's Telecommunications Services segment.

RESULTS OF OPERATIONS - BY SEGMENT
-----------------------------------

STAFFING SERVICES
-----------------

                                                Three Months Ended
                                  --------------------------------------------
                                      May 2, 2004               May 4, 2003
                                  -------------------      -------------------
Staffing Services                              % of                     % of     Favorable      Favorable
---------------------                            Net                      Net  (Unfavorable)  (Unfavorable)
(Dollars in Millions)             Dollars       Sales       Dollars     Sales     $ Change      % Change
-----------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)          $  397.2                     $ 317.6               $  79.6        25.1%
-----------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)   $  291.7                     $ 264.9               $  26.8        10.1%
-----------------------------------------------------------------------------------------------------------
Sales (Net)                     $  405.7                     $ 339.6               $  66.1        19.5%
-----------------------------------------------------------------------------------------------------------
Gross Profit                    $   63.3         15.6%       $  53.1      15.6%    $  10.2        19.2%
-----------------------------------------------------------------------------------------------------------
Overhead                        $   53.7         13.2%       $  48.2      14.2%     ($ 5.5)      (11.5%)
-----------------------------------------------------------------------------------------------------------
Operating Profit                $    9.6          2.4%       $   4.9       1.4%    $   4.7        96.0%
-----------------------------------------------------------------------------------------------------------

The sales increase of the Staffing Services segment in the second quarter of fiscal 2004 from the comparable period in fiscal 2003 was due to increased traditional staffing business in both the Technical Placement and the Administrative and Industrial divisions, and the VMC Consulting business of the Technical Placement division, partially offset by reduced net managed service fees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 2, 2004 COMPARED
TO THE THREE MONTHS ENDED MAY 4, 2003--Continued

RESULTS OF OPERATIONS BY SEGMENT - CONTINUED
--------------------------------------------

STAFFING SERVICES - CONTINUED
-----------------------------

The increase in operating profit in the segment was derived from the traditional and managed service operations of the Technical Placement division, including VMC Consulting, together with a reduction in the operating loss of the Administrative and Industrial division.

                                                Three Months Ended
                                  --------------------------------------------
                                      May 2, 2004               May 4, 2003
                                  -------------------      -------------------
Technical Placement                             % of                     % of     Favorable     Favorable
---------------------                            Net                      Net   (Unfavorable) (Unfavorable)
(Dollars in Millions)             Dollars       Sales       Dollars     Sales     $ Change      % Change
-----------------------------------------------------------------------------------------------------------
Sales (Gross)                 $      524.5               $ 457.0                        $  67.5     14.8%
-----------------------------------------------------------------------------------------------------------
Sales (Net)                   $      247.3               $ 216.2                        $  31.1     14.4%
-----------------------------------------------------------------------------------------------------------
Gross Profit                  $       42.8      17.3%    $  36.1           16.7%        $   6.7     18.6%
-----------------------------------------------------------------------------------------------------------
Overhead                      $       32.1      13.0%    $  28.3           13.1%        ($  3.7)   (12.9%)
-----------------------------------------------------------------------------------------------------------
Operating Profit              $       10.7       4.3%    $   7.7            3.6%        $   3.0     39.5%
-----------------------------------------------------------------------------------------------------------


The Technical Placement division's increase in gross sales in the second quarter of fiscal 2004 from the comparable period in fiscal 2003 was due to a 23% sales increase with staffing customers, a 16% increase in ProcureStaff volume due to new accounts and increased business from existing accounts, and a 48% increase in the higher margin VMC Consulting project management and consulting sales. However, substantially all of the ProcureStaff billings are deducted in arriving at net sales due to the use of associate vendors who have contractually agreed to be paid only upon receipt of the customers' payment to the Company. The increase in net sales was due to the aforementioned increase in gross sales, along with an increase in the amount of Company recruited employees fulfilling ProcureStaff assignments. The increase in the operating profit for the period was the result of the increase in sales, a 0.6 percentage point improvement in gross margin and a 0.1 percentage point decrease in overhead costs as related to net sales.

                                                Three Months Ended
                                  --------------------------------------------
                                      May 2, 2004               May 4, 2003
Administrative                    -------------------      -------------------
Industrial Division                             % of                     % of     Favorable     Favorable
---------------------                            Net                      Net   (Unfavorable) (Unfavorable)
(Dollars in Millions)             Dollars       Sales       Dollars     Sales     $ Change      % Change
-----------------------------------------------------------------------------------------------------------
Sales (Gross)                 $      164.4              $ 125.5                        $ 38.9       31.0%
-----------------------------------------------------------------------------------------------------------
Sales (Net)                   $      158.4              $ 123.3                        $ 35.1       28.4%
-----------------------------------------------------------------------------------------------------------
Gross Profit                  $       20.5    13.0%     $  17.0           13.8%        $  3.5       20.7%
-----------------------------------------------------------------------------------------------------------
Overhead                      $       21.6    13.7%     $  19.8           16.1%        ($ 1.8)      (9.4%)
-----------------------------------------------------------------------------------------------------------
Operating Loss                ($       1.1)   (0.7%)    ($  2.8)          (2.3%)       $  1.7       58.7%
-----------------------------------------------------------------------------------------------------------

The Administrative and Industrial division's increase in gross sales in the second quarter of fiscal 2004 was the result of new accounts and increased business from existing accounts. The decrease in operating loss was the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 2, 2004 COMPARED
TO THE THREE MONTHS ENDED MAY 4, 2003--Continued

RESULTS OF OPERATIONS BY SEGMENT - CONTINUED
--------------------------------------------

STAFFING SERVICES - CONTINUED
-----------------------------

result of the aforementioned sales increase, a 2.4 percentage point decrease in overhead costs as related to net sales, partially offset by a decrease in gross margin of 0.8 percentage points, due to higher taxes and workers' compensation rates, increased competition and customers leveraging their buying power by consolidating the number of vendors with whom they deal.

A continued increase in profit levels depends on the timing and strength of an increase towards previous usage levels of alternative staffing by American industry. In addition, high unemployment and the need for state and local governments to align their revenues with expenditures will result in continued pressure on margins unless and until jurisdictions decrease payroll and various other taxes.

TELEPHONE DIRECTORY
-------------------

                                                Three Months Ended
                                  --------------------------------------------
                                      May 2, 2004               May 4, 2003
                                  -------------------      -------------------
Telephone Directory                             % of                     % of     Favorable     Favorable
---------------------                            Net                      Net   (Unfavorable) (Unfavorable)
(Dollars in Millions)             Dollars       Sales       Dollars     Sales     $ Change      % Change
-----------------------------------------------------------------------------------------------------------
Sales (Net)                   $       15.6                $  15.0                    $  0.6        4.3%
-----------------------------------------------------------------------------------------------------------
Gross Profit                  $        7.1     45.3%      $   7.3          49.0%    ($  0.2)      (3.5%)
-----------------------------------------------------------------------------------------------------------
Overhead                      $        5.7     36.3%      $   6.6          44.6%     $  0.9       15.0%
-----------------------------------------------------------------------------------------------------------
Operating Profit (Loss)       $        1.4      9.0%      $   0.7           4.4%     $  0.7      112.8%
-----------------------------------------------------------------------------------------------------------

The Telephone Directory segment's sales increase in the second quarter of fiscal 2004 was due primarily to an increase in the sales per books in the DataNational operation's community telephone directories. The publishing sales increased by $1.6 million, or 17%, from the comparable period in fiscal 2003. Sales declined by $1.0 million in the segment's telephone production, printing and other operations, the most significant being a $0.6 million decrease in telephone production revenue related to the previously reported loss of a contract with a telecommunications company in the third quarter of fiscal 2003. The improvement in operating results was predominantly the result of the sales increase within the segment, along with a decrease in overhead of 8.3 percentage points mostly due to reduced bad debt expense, partially offset by a reduction in gross margin of 3.7 percentage points, primarily due to the mix of directories published.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 2, 2004 COMPARED
TO THE THREE MONTHS ENDED MAY 4, 2003--Continued

TELECOMMUNICATIONS SERVICES
---------------------------

                                                Three Months Ended
                                  --------------------------------------------
                                      May 2, 2004               May 4, 2003
                                  -------------------      -------------------
Telecommunications                              % of                     % of     Favorable     Favorable
---------------------                            Net                      Net   (Unfavorable) (Unfavorable)
(Dollars in Millions)             Dollars       Sales       Dollars     Sales     $ Change      % Change
-----------------------------------------------------------------------------------------------------------
Sales (Net)                 $       33.5                   $  29.6                 $   3.9       13.1%
-----------------------------------------------------------------------------------------------------------
Gross Profit                $        7.9      23.5%        $   8.4        28.2%     ($ 0.5)      (6.0%)
-----------------------------------------------------------------------------------------------------------
Overhead                    $        8.7      25.9%        $   9.3        31.2%     $  0.6        6.2%
-----------------------------------------------------------------------------------------------------------
Operating Loss              ($       0.8)     (2.4%)       ($  0.9)       (3.0%)    $  0.1        8.2%
-----------------------------------------------------------------------------------------------------------

The Telecommunication Services segment's sales increase in the second quarter of fiscal 2004 was due to increased business in the Business Systems division, partially offset by a decrease in the Construction and Engineering and Central Office divisions. The decrease in operating loss was due to a 5.3 percentage point decrease in overhead as a percentage of net sales, partially offset by a reduction in gross margin of 4.7 percentage points. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment. The division most affected by reduced sales and margins was Central Office, whose sales and margins decreased by 44% and 19.6 percentage points, respectively.

COMPUTER SYSTEMS
----------------

                                                Three Months Ended
                                  --------------------------------------------
                                      May 2, 2004               May 4, 2003
                                  -------------------      -------------------
Computer Systems                                % of                     % of     Favorable     Favorable
---------------------                            Net                      Net   (Unfavorable) (Unfavorable)
(Dollars in Millions)             Dollars       Sales       Dollars     Sales     $ Change      % Change
-----------------------------------------------------------------------------------------------------------
Sales (Net)                  $  26.3                       $ 21.7                 $  4.6          21.3%
-----------------------------------------------------------------------------------------------------------
Gross Profit                 $  15.1           57.3%       $ 10.8        49.6%    $  4.3          40.3%
-----------------------------------------------------------------------------------------------------------
Overhead                     $   9.2           35.0%       $  7.6        34.9%   ($  1.6)        (21.8%)
-----------------------------------------------------------------------------------------------------------
Operating Profit             $   5.9           22.3%       $  3.2        14.7%    $  2.7          84.3%
-----------------------------------------------------------------------------------------------------------


The Computer Systems segment's sales increase in the second quarter of fiscal 2004 was due to improvements in the segment's operator services business, including ASP directory assistance, which reflected a 42% growth in sales during the period compared to last year's second quarter, a sales increase of 237% in DataServ, a 16% sales growth in the Maintech division, partially offset by a decrease in product revenue recognized of 72%. The growth in operating profit from the comparable period of the previous year was the result of the increase in sales and an increase in gross margins of 7.7 percentage points.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 2, 2004 COMPARED
TO THE THREE MONTHS ENDED MAY 4, 2003--Continued

RESULTS OF OPERATIONS - OTHER
-----------------------------

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

                                                Three Months Ended
                                  --------------------------------------------
                                      May 2, 2004               May 4, 2003
                                  -------------------      -------------------
Other                                           % of                     % of     Favorable     Favorable
---------------------                            Net                      Net   (Unfavorable) (Unfavorable)
(Dollars in Millions)             Dollars       Sales       Dollars     Sales     $ Change      % Change
-----------------------------------------------------------------------------------------------------------
Selling & Administrative      $   18.6        3.9%        $  17.8        4.4%     ($ 0.8)          (4.7%)
-----------------------------------------------------------------------------------------------------------
Depreciation & Amortization   $    6.2        1.3%        $   5.9        1.5%     ($ 0.3)          (5.5%)
-----------------------------------------------------------------------------------------------------------
Interest Income               $    0.2         --         $   0.3         --      ($ 0.1)         (32.2%)
-----------------------------------------------------------------------------------------------------------
Other Expense                 ($   1.1)       0.2%        ($  0.9)       0.2%     ($ 0.2)         (21.9%)
-----------------------------------------------------------------------------------------------------------
Foreign Exchange Loss         ($   0.1)        --         ($  0.2)        --      $  0.1           46.3%
-----------------------------------------------------------------------------------------------------------
Interest Expense              ($   0.4)       0.1%        ($  0.6)       0.1%     $  0.2           23.8%
-----------------------------------------------------------------------------------------------------------


The increase in selling and administrative expenses in the second quarter of fiscal 2004 from the comparable period was a result of increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks.

The increase in depreciation and amortization in the second quarter of fiscal 2004 from the comparable period was attributable to an increase in fixed assets, primarily in the Staffing Services and Computer Systems segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 2, 2004 COMPARED
TO THE THREE MONTHS ENDED MAY 4, 2003--Continued

RESULTS OF OPERATIONS - OTHER - CONTINUED
-----------------------------------------

Other Expense in the second quarters of both fiscal years is primarily the charges related to the Company's Securitization Program, as well as sundry expenses.

The decrease in interest expense in the second quarter of fiscal 2004 from the comparable period was the result of lower borrowing levels and interest rates in Uruguay.

The Company's effective tax rate on its financial reporting pre-tax income from continuing operations was 38.9% in the second quarter of fiscal 2004 compared to an effective tax rate benefit of 31.2% in fiscal 2003. In fiscal 2004, the effective tax rate was low due to available general business credits. In fiscal 2003, the effective tax rate benefit was low due to foreign losses for which no tax benefit was provided.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents, including restricted cash held in escrow for ProcureStaff and Viewtech clients of $24.9 million and $18.9 million at May 2, 2004 and November 2, 2003, respectively, increased by $0.8 million to $62.9 million in the six months ended May 2, 2004. Unrestricted cash and cash equivalents decreased to $38.0 million at May 2, 2004 from $43.2 million at November 2, 2003 resulting from increased working capital requirements.

Operating activities used $1.0 million of cash in the first six months of fiscal 2004 compared to providing $12.6 million in the first half of fiscal 2003.

Operating activities in the first six months of fiscal 2004, exclusive of changes in operating assets and liabilities, produced $16.7 million of cash, as the Company's income from continuing operations of $2.7 million included non-cash charges primarily for depreciation and amortization of $12.4 million and accounts receivable provisions of $1.8 million. In the first half of fiscal 2003, operating activities, exclusive of changes in operating assets and liabilities, produced $10.0 million of cash, as the Company's net loss of $4.2 million included non-cash charges primarily for depreciation and amortization of $11.6 million and accounts receivable provisions of $2.7 million.

Changes in operating assets and liabilities used $17.7 million of cash in the first half of fiscal 2004, principally due to an increase in the level of accounts receivable of $35.2 million and a $20.0 million reduction in the participation interest sold under the Company's Securitization Program, partially offset by an increase in the level of accounts payable and accrued expenses of $27.7 million, an increase in the level of deferred income and other liabilities of $5.7 million and a decrease in the level of inventory of $5.4 million. The increase in accounts receivable, accounts payable and other operating assets and liabilities were the result of increased business in the first half of fiscal 2004. In the first half of fiscal 2003, changes in operating assets and liabilities produced $2.6 million of cash, principally due to cash provided by increases in deferred income and other liabilities of $12.1 million, partially offset by a $4.1 million increase in the level of inventory and a $3.6 million reduction in net income taxes.

The principal factors in the $1.9 million of cash provided by investing activities for the first six months of fiscal 2004 were the $18.5 million in proceeds from the sale of real estate, previously leased to the Company's former 59%-owned subsidiary, substantially offset by expenditures of $16.8 million for property, plant and equipment. The principal factor in the $9.4 million of cash applied to investing activities for the first six months of fiscal 2003 was expenditures of $9.5 million for property plant and equipment. The increase in expenditures for property, plant and equipment primarily resulted from the Computer Systems' ASP business.

The principal factors in the $0.2 million of cash applied to financing activities in the first six months of fiscal 2004 were repayments of long-term debt and notes payable to banks. The principal factor in the $0.5 million of cash provided by financing activities in the first six months of fiscal 2003 was an increase in the level of bank notes of $1.9 million offset by a $1.4 million repayment of long-term debt.

Commitments
-----------

In fiscal 2000, the Company began development of a new web-enabled front-end system designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance and other functions in the branch offices of the Staffing Services segment. The total costs to develop and install this system are currently anticipated to be approximately $12.0 million, of which approximately $9.2 million has been incurred and capitalized to-date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Commitments--Continued
-----------

The Company's Computer Systems segment anticipates spending approximately $6.0 million during the remainder of fiscal year 2004 to furnish systems and equipment to customers and provide enhanced directory assistance and other information services as a transaction-based ASP service, charging a fee per transaction. The Company has no other material capital commitments.

There has been no material change through May 2, 2004 in the Company's contractual cash obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2003.

Off-Balance Sheet Financing
---------------------------

The Company has no off-balance sheet financing arrangements, as that term is used in Item 303(a)(4) of Regulation S-K.

Securitization Program
----------------------

Effective April 15, 2002, the Company entered into a $100.0 million three-year accounts receivable securitization program ("Securitization Program"). In April 2004, the Company amended its Securitization Program which increased the capacity of its accounts receivable securitization program to $150.0 million and extended its maturity to April 2006. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $150.0 million). The Company retains the servicing responsibility for the accounts receivable. At May 14, 2004, TRFCO had purchased from Volt Funding a participation interest of $50.0 million out of a pool of approximately $218.2 million of receivables.

The Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company, with accounts receivable only reduced to reflect the fair value of receivables actually sold. The Company entered into this arrangement as it provided a low-cost alternative to other forms of financing.

The Securitization Program is designed to enable receivables sold by the Company to Volt Funding to constitute true sales of those receivables. As a result, the receivables are available to satisfy Volt Funding's own obligations to its own creditors before being available, through the Company's residual equity interest in Volt Funding, to satisfy the Company's creditors. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding) for any of the sold receivables.

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

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold, the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization or a default occurring and continuing on indebtedness for borrowed money of at least $5.0 million. At May 2, 2004, the Company was in compliance with all requirements of the Securitization Program and believes it will remain in compliance throughout the remainder of the fiscal year.

Credit Lines
------------

At May 2, 2004, the Company had credit lines with domestic and foreign banks that provide for borrowings and letters of credit up to an aggregate of $41.3 million, including $30.0 million under a secured, syndicated revolving credit agreement, which will expire in April 2005. In April 2004, the Company amended its $40.0 million secured, syndicated, revolving credit agreement ("Credit Agreement") which expired in April 2004, to, among other things, extend the term for 364 days and reduce the line to $30.0 million, as a result of the increase in its Securitization Program (discussed above).

The Credit Agreement established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, N. A. and Lloyds TSB Bank PLC. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables, generally at the end of the fiscal month preceding a borrowing. At May 2, 2004, the entire $30.0 million was available. Borrowings under the Credit Facility are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at May 2, 2004, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 2.7% per annum. At May 2, 2004, the facility fee was 0.3% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million; a limitation on cash dividends, capital stock repurchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At May 2, 2004, the Company was in compliance with all covenants in the Credit Agreement and believes it will remain in compliance throughout the remainder of the fiscal year.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Seven subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At May 2, 2004, five of those guarantors have pledged approximately $61.5 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility. Subsequent to May 2, 2004, the Company borrowed two million British pounds ($3.6 million) under this facility.

Summary
-------

The Company believes that its current financial position, working capital, future cash flows from operations, credit lines and accounts receivable Securitization Program are sufficient to fund its presently contemplated operations and satisfy its debt obligations through the remainder of fiscal 2004 and fiscal year 2005.

New Accounting Pronouncements to be Effective in Fiscal 2004
------------------------------------------------------------

In December 2003, the FASB revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which provides new guidance with respect to the consolidation of all previously unconsolidated entities, including special purpose entities. The Company has no unconsolidated subsidiaries. The provisions of FIN 46 that were adopted by the Company through May 2, 2004 did not have an impact on the Company's consolidated financial position and results of operations.

Related Party Transactions
--------------------------

During the first seven months of fiscal 2004, the Company paid $0.5 million to the law firm of which Lloyd Frank, a director, is a member, primarily for services rendered and expenses reimbursed.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. The Company's earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. The Company has cash and cash equivalents on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks, which provide for borrowings and letters of credit, as well as a $150 million accounts receivable securitization program to provide the Company with additional liquidity to meet its short-term financing needs.

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would decrease its annual net interest expense and securitization costs by $89,000 and $118,000, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $15.1 million at May 2, 2004. This fair value was calculated by applying the appropriate fiscal year-end interest rate supplied by the lender to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At May 2, 2004, the total market value of these investments was $4.2 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the values of foreign currencies fluctuate against the dollar, which may impact reported earnings. As of May 2, 2004, the total of the Company's net investment in foreign operations was $9.6 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of May 2, 2004, the total of the Company's foreign exchange contracts was $8.3 million, leaving a balance of net foreign assets exposed of $1.3 million. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening or strengthening of the U.S. dollar against these currencies at May 2, 2004 by 10% would result in a pretax gain or loss of $0.6 million and $0.3 million, respectively, related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at May 2, 2004. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign exchange agreements, the table presents the currencies, notional amounts and weighted average exchange rates by contractual maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.


Interest Rate Market Risk                              Payments By Expected Maturity Dates as of May 2, 2004
-------------------------                          -------------------------------------------------------------
                                                                 Less than        1-3           3-5      After 5
                                                     Total          1 year       Years         Years      Years
                                                   --------      ---------      -------       -------    -------
                                                                  (Dollars in thousands of US$)
Cash and Cash Equivalents
-------------------------
Money Market and Cash Accounts                     $ 62,919       $62,919
Weighted Average Interest Rate                         0.67%         0.67%
                                                   --------       -------
Total Cash & Cash Equivalents                      $ 62,919       $62,919
                                                   ========       =======

Securitization Program
----------------------
Accounts Receivable Securitization                 $ 50,000       $50,000
Finance Rate                                           1.73%         1.73%
                                                   --------       -------
Securitization Program                             $ 50,000       $50,000
                                                   ========       =======

Debt
----
Term Loan                                          $ 14,287       $   386          $873       $1,029     $11,999
Interest Rate                                           8.2%          8.2%          8.2%         8.2%        8.2%

Notes Payable to Banks                             $  3,997       $ 3,997
Weighted Average Interest Rate                         7.23%         7.23%           --           --          --
                                                   --------       --------      --------      ------     -------
Total Debt                                         $ 18,284       $ 4,383          $873       $1,029     $11,999
                                                   ========       ========      ========      ======     =======



Foreign Exchange Market Risk                   Contract Values
----------------------------                   ---------------
                                                          Less than
                                            Total           1 Year                      Fair Value (1)
                                           --------       ----------                    --------------
                                                                  (Dollars in thousands of US $)
Option Contracts
----------------
Euro to British Pounds Sterling            $    898        $  $898                           $14
Contractual Exchange Rate                      0.68           0.68

British Pounds Sterling to U.S.$           $  1,758        $ 1,758                            39
Contractual Exchange Rate                      1.76           1.76

Canadian $ to U.S.$                        $  2,067        $ 2,067                            29
                                                                                             ---
Contractual Exchange Rate                      1.45           1.45
                                           --------        -------
Total Option Contracts                     $  4,723        $ 4,723                            82
                                           --------        -------

Forward Contract
----------------
British Pounds Sterling to U.S.$           $  3,545        $ 3,545                             1
                                                                                             ---
Contractual Exchange Rate                      1.77           1.77
                                           --------        -------
Total Spot Sales                           $  3,545        $ 3,545
                                           --------        -------
Total Exchange Contracts                   $  8,268        $ 8,268                            $83
                                           ========        =======                            ===


(1) Represents the fair value of the foreign contracts at May 2, 2004.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

    The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of May 2, 2004 under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation, the Company's Chairman of the Board, President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its subsidiaries is made known to them on a timely basis.

Changes in internal controls

    There were no significant changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2004 Annual Meeting of shareholders held on April 9, 2004, shareholders:

     (a)elected the following to serve as Class I directors of the Company until the 2006 Annual Meeting of the shareholders by the following votes:

                                            For                Vote Withheld
                                            ---                -------------
               Lloyd Frank               12,415,501              1,532,457
               Bruce G. Goodman          12,460,072              1,487,886
               Mark N. Kaplan            13,243,309                704,649
               Steven A. Shaw            12,630,563              1,317,395

     (b)elected the following to serve as a Class II director of the Company until the 2005 Annual Meeting of the shareholders by the following vote:

                                            For                Vote Withheld
                                            ---                -------------
               Theresa A. Havell         13,248,354                699,604

     (c)ratified the action of the Board of Directors in appointing Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending October 31, 2004 by the following vote:

              For            Against         Abstain          Broker Non-Vote
              ---            -------         -------          ---------------
         13,742,508          186,515         18,535                    400

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


Exhibit  Description
--------------------------------------------------------------------------------
4.01 Amended and Restated Credit Agreement dated as of April 12, 2004 among Volt Information Sciences, Inc., Gatton Volt Consulting Group Limited, the guarantors party thereto, the lenders party thereto, and JP Morgan Chase Bank, as administrative agent.

4.02 Second Amendment to Receivables Purchase Agreement dated as of March 31, 2004 among Volt Funding Corp., Three Rivers Funding and Volt Information Sciences, Inc.

15.01  Report of Independent Registered Public Accounting Firm

15.02  Consent of Independent Registered Public Accounting Firm

31.01 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(b) Reports on Form 8-K:

During the quarter ended May 2, 2004, the Company filed two Reports on Form 8-K. The first dated March 9, 2004 (date of earliest event reported) reporting under
Item 7, Financial Statements and Exhibits and Item 9 Regulation FD Disclosure and the second dated April 9, 2004 (date of earliest event reported) reporting under Item 7, Financial Statements and Exhibits and Item 9 Regulation FD Disclosure.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VOLT INFORMATION SCIENCES, INC.
                                          (Registrant)


                                  BY: /s/ JACK  EGAN
                                      -----------------------------------------
Date:  June 10, 2004                      JACK  EGAN
                                          Vice President - Corporate Accounting
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------
Exhibit
Number   Description
-------- -----------

4.01 Amended and Restated Credit Agreement dated as of April 12, 2004 among Volt Information Sciences, Inc., Gatton Volt Consulting Group Limited, the guarantors party thereto, the lenders party thereto, and JP Morgan Chase Bank, as administrative agent.

4.02 Second Amendment to Receivables Purchase Agreement dated as of March 31, 2004 among Volt Funding Corp., Three Rivers Funding and Volt Information Sciences, Inc.

15.01  Report of Independent Registered Public Accounting Firm

15.02  Consent of Independent Registered Public Accounting Firm

31.01 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002