Form 10-Q
period 2004-08-01
VOLT INFORMATION SCIENCES, INC.
filed 2004-09-14
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the Nine Months Ended August 1, 2004

Or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the transition period from to____________________


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes __X__   No____

Indicate by check mark whether Registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act). Yes __X__   No____

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of September 10, 2004 was 15,242,905.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS

         PART I - FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Condensed Consolidated Statements of Operations -
                           Nine Months and Three Months Ended August 1, 2004 and August 3, 2003           3

                           Condensed Consolidated Balance Sheets -
                           August 1, 2004 and November 2, 2003                                            4

                           Condensed Consolidated Statements of Cash Flows -
                           Nine Months Ended August 1, 2004 and August 3, 2003                            5

                           Notes to Condensed Consolidated Financial Statements                           7

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                     16

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk                    45

         Item 4.           Controls and Procedures                                                       46

         PART II - OTHER INFORMATION

         Item 6.           Exhibits                                                                      47


         SIGNATURE                                                                                       47


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                  Nine Months Ended             Three Months Ended
                                                               -------------------------     -------------------------
                                                                 August 1,      August 3,     August 1,      August 3,
                                                                   2004           2003          2004            2003
                                                               -----------     ----------    -----------    ----------
                                                                       (In thousands, except per share data)

  NET SALES                                                    $ 1,390,655    $ 1,171,099    $   500,732    $   415,158

  COST AND EXPENSES:
  Cost of sales                                                  1,290,650      1,099,798        456,993        384,774
  Selling and administrative                                        57,640         53,179         20,564         19,457
  Depreciation and amortization                                     18,832         17,753          6,462          6,117
                                                               -----------    -----------    -----------    -----------
                                                                 1,367,122      1,170,730        484,019        410,348
                                                               -----------    -----------    -----------    -----------

OPERATING  PROFIT                                                   23,533            369         16,713          4,810

OTHER INCOME (EXPENSE):
  Interest income                                                      684            615            253            135
  Other expense - net--Note B                                       (3,065)        (2,418)        (1,205)          (947)
  Foreign exchange loss - net--Note J                                  (98)          (274)           (28)          (184)
  Interest expense                                                  (1,321)        (1,678)          (441)          (480)
                                                               -----------    -----------    -----------    -----------

Income (loss) from continuing operations before income taxes        19,733         (3,386)        15,292          3,334
Income tax (provision) benefit                                      (7,764)         1,262         (6,053)        (1,223)
                                                               -----------    -----------    -----------    -----------

Income (loss) from continuing operations                            11,969         (2,124)         9,239          2,111

Discontinued operations-
   sale of real estate, net of taxes--Note H                         9,520           --             --             --
                                                               -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                              $    21,489    ($    2,124)   $     9,239    $     2,111
                                                               ===========    ===========    ===========    ===========

                                                                                       PER SHARE DATA
Basic:
  Income (loss) from continuing operations per share           $      0.79    ($     0.14)   $      0.61    $      0.14
  Discontinued operations-sale of real estate per share               0.62           --             --             --
                                                               -----------    -----------    -----------    -----------
  Net income (loss) per share                                  $      1.41    ($     0.14)   $      0.61    $      0.14
                                                               ===========    ===========    ===========    ===========


Weighted average number of shares-basic--Note G                     15,226         15,217         15,233         15,218
                                                               ===========    ===========    ===========    ===========


Diluted:
  Income (loss) from continuing operations per share           $      0.78    ($     0.14)   $      0.60    $      0.14
  Discontinued operations-sale of real estate per share               0.62           --             --             --
                                                               -----------    -----------    -----------    -----------
  Net income (loss) per share                                  $      1.40    ($     0.14)   $      0.60    $      0.14
                                                               ===========    ===========    ===========    ===========


Weighted average number of shares-diluted--Note G                   15,342         15,217         15,399         15,226
                                                               ===========    ===========    ===========    ===========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       August 1,   November 2,
                                                                                         2004          2003 (a)
                                                                                       ---------     -------
  ASSETS                                                                               (Dollars in thousands)
  CURRENT ASSETS
   Cash and cash equivalents including restricted cash of $34,472 (2004) and $18,870
     (2003)--Note J                                                                    $  68,736    $  62,057
    Short-term investments                                                                 4,187        4,149
    Trade accounts receivable less allowances of $8,843 (2004) and $10,498 (2003)
        --Note B                                                                         378,368      313,946
    Inventories--Note C                                                                   31,904       37,357
    Recoverable income taxes                                                                --          2,596
    Deferred income taxes                                                                  8,705        8,722
    Prepaid expenses and other assets                                                     15,654       16,132
                                                                                       ---------    ---------
  TOTAL CURRENT ASSETS                                                                   507,554      444,959

 Investment in securities                                                                    159          193
Property, plant and equipment-net--Notes E and H                                          83,400       82,452
 Deposits and other assets                                                                 2,542        2,107
 Intangible assets-net of accumulated amortization of $994 (2004) and
    $1,349 (2003)--Note K                                                                  9,355        8,982
                                                                                       ---------    ---------

 TOTAL ASSETS                                                                          $ 603,010    $ 538,693
                                                                                       =========    =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Notes payable to banks--Note D                                                     $   7,717    $   4,062
    Current portion of long-term debt--Note E                                                394          371
    Accounts payable                                                                     170,329      153,979
    Accrued wages and commissions                                                         49,731       45,834
    Accrued taxes other than income taxes                                                 17,859       16,741
    Other accruals                                                                        23,938       14,673
    Deferred income and other liabilities                                                 35,122       27,665
  Income taxes payable                                                                     5,424         --
                                                                                       ---------    ---------
  TOTAL CURRENT LIABILITIES                                                              310,514      263,325

  Accrued insurance--Note L                                                                4,012        4,098
  Long-term debt--Note E                                                                  13,799       14,098
  Deferred income taxes                                                                   10,770       15,252

  STOCKHOLDERS' EQUITY--Notes B, D and F
    Preferred stock, par value $1.00; Authorized--500,000 shares;
    issued--none Common stock, par value $.10; Authorized--30,000,000 shares;
    issued--15,242,905 shares (2004) and 15,220,415 shares (2003)                          1,524        1,522
    Paid-in capital                                                                       41,597       41,091
    Retained earnings                                                                    221,212      199,723
    Accumulated other comprehensive loss                                                    (418)        (416)
                                                                                       ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY                                                             263,915      241,920
                                                                                       ---------    ---------


  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 603,010    $ 538,693
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

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                         Nine Months Ended
                                                                                       ----------------------
                                                                                       August 1,    August 3,
                                                                                        2004          2003
                                                                                      ----------    --------
                                                                                          (In thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income (loss)                                                                      $ 21,489    ($ 2,124)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Income from discontinued operations-sale of real estate                              (9,520)       --
    Depreciation and amortization                                                        18,832      17,753
    Accounts receivable provisions                                                        3,809       4,262
    Gain on foreign currency translation                                                    (13)         14
    Deferred income tax benefit                                                          (4,459)     (1,703)
    (Gain) loss on disposition of fixed assets                                             (200)        136
    Other                                                                                  --             2
Changes in operating assets and liabilities:
    Increase in accounts receivable                                                     (57,439)    (11,807)
    (Reduction) increase in securitization of accounts receivable                       (10,000)     10,000
    Decrease (increase) in inventories                                                    5,453      (3,150)
    Decrease (increase) in prepaid expenses and other current assets                        787        (656)
    (Increase) decrease in other assets                                                    (435)        820
    Increase (decrease) in accounts payable                                              15,589        (870)
    Increase in accrued expenses                                                         13,909       6,448
    Increase in deferred income and other liabilities                                     6,863      10,978
    Increase (decrease) in income taxes payable                                           3,424      (1,375)
                                                                                       --------    --------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                               8,089      28,728
                                                                                       --------    --------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued



                                                                             Nine Months Ended
                                                                            --------------------
                                                                             August 1,  August 3,
                                                                               2004       2003
                                                                            ----------- --------
                                                                                (In thousands)
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                                        $  1,183    $    651
Purchases of investments                                                      (1,145)       (621)
Proceeds from disposals of property, plant and equipment                         674         271
Proceeds from sale of real estate (discontinued operations)                   18,500        --
Purchases of property, plant and equipment                                   (24,278)    (13,486)
Acquisitions                                                                    (385)       --
Other                                                                           --            20
                                                                            --------    --------
NET CASH APPLIED TO INVESTING ACTIVITIES                                      (5,451)    (13,165)
                                                                            --------    --------
CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                                       (276)     (1,437)
Exercise of stock options                                                        508          55
Increase in notes payable to bank                                              3,479         935
                                                                            --------    --------
NET CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES                         3,711        (447)
                                                                            --------    --------
Effect of exchange rate changes on cash                                          330        (318)
                                                                            --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      6,679      14,798
Cash and cash equivalents, including restricted cash, beginning of period     62,057      43,620
                                                                            --------    --------
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH
  END OF PERIOD                                                             $ 68,736    $ 58,418
                                                                            ========    ========
SUPPLEMENTAL INFORMATION
 Cash paid during the period:
     Interest expense                                                       $  1,279    $  1,737
     Income taxes                                                           $  8,874    $  1,932



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at August 1, 2004 and consolidated results of operations for the nine and three months ended August 1, 2004 and August 3, 2003 and consolidated cash flows for the nine months ended August 1, 2004 and August 3, 2003. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

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


                                                Nine Months Ended       Three Months Ended
                                               --------------------    -------------------
                                               August 1,   August 3,    August 1,  August 3,
                                                 2004        2003         2004       2003
                                               --------     -------    ---------   --------
                                                (Dollars in thousands, except per share data)
Net income (loss) as reported                  $ 21,489    ($ 2,124)   $  9,239    $  2,111
Pro forma compensation expense, net of taxes        (97)       (148)        (26)        (51)
                                               --------    --------    --------    --------
Pro forma net income (loss)                    $ 21,392    ($ 2,272)   $  9,213    $  2,060
                                               ========    ========    ========    ========
Pro forma net income (loss) per share
     Basic                                     $   1.40    ($  0.15)   $   0.60    $   0.14
                                               ========    ========    ========    ========
     Diluted                                   $   1.39    ($  0.15)   $   0.60    $   0.14
                                               ========    ========    ========    ========


The  fair  value  of  each  option  grant  is   estimated   using  the  Multiple
Black-Scholes   option  pricing  model,  with  the  following   weighted-average
assumptions used for grants in fiscal 2004 and 2003, respectively: risk-free interest rates of 4.5% and 2.0%, respectively; expected volatility of .51 and ..50, respectively; an expected life of the options of five years; and no dividends. The weighted average fair value of stock options granted during fiscal years 2004 and 2003 were $17.50 and $5.93, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note B--Securitization Program

Effective April 15, 2002, the Company entered into a $100.0 million, three-year accounts receivable securitization program ("Securitization Program"). In April 2004, the Company amended its Securitization Program which increased the capacity of its accounts receivable securitization program to $150.0 million and extended its maturity to April 2006. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $150.0 million). The Company retains the servicing responsibility for the accounts receivable. At August 1, 2004, TRFCO had purchased from Volt Funding a participation interest of $60.0 million out of a pool of approximately $229.5 million of receivables.

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

The Company incurred charges, related to the Securitization Program, of $1.3 million and $0.4 million in the nine and three months ended August 1, 2004, respectively, compared to $1.2 million and $0.4 million in the nine and three months ended August 3, 2003, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 2.7% and 2.6% per annum in the nine-month 2004 and 2003 fiscal periods, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performs sensitivity analyses, changing various key assumptions, which also indicate the retained interest in receivables approximated fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note B--Securitization Program--Continued

At August 1, 2004 and November 2, 2003, the Company's carrying retained interest in a revolving pool of receivables of approximately $229.5 million and $189.3 million, respectively, net of a service fee liability, was approximately $169.1 million and $119.0 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $60.0 million and $70.0 million at August 1, 2004 and November 2, 2003, respectively. Accordingly, the trade accounts receivable included on the August 1, 2004 and November 2, 2003 condensed consolidated balance sheets have been reduced to reflect the participation interest sold of $60.0 million and $70.0 million, respectively.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof from a nationally recognized rating organization. At August 1, 2004, the Company was in compliance with all requirements of the Securitization Program and believes it will remain in compliance throughout the remainder of the fiscal year.


Note C--Inventories

Inventories  of  accumulated  unbilled  costs and  materials  by segment  are as follows:
                              August 1, November 2,
                                2004     2003
                              -------   -------
                                (In thousands)

Staffing Services             $    38
Telephone Directory            12,308   $12,898
Telecommunications Services    16,316    18,320
Computer Systems                3,242     6,139
                              -------   -------
Total                         $31,904   $37,357
                              =======   =======

The cumulative amounts billed under service contracts at August 1, 2004 and November 2, 2003 of $7.8 million and $3.6 million, respectively, are credited against the related costs in inventory.


Note D--Short-Term Borrowings

In April 2004, the Company amended its $40.0 million, secured, syndicated, revolving credit agreement ("Credit Agreement") which was to expire in April 2004, to, among other things, extend the term for 364 days (to now expire in April 2005) and reduce the line to $30.0 million, as a result of the increase in its Securitization Program (see Note B). Additionally, in July 2004, this program was further amended to release Volt Delta Resources, LLC as a guarantor and collateral grantor under the Credit Agreement due to the previously announced agreement between Volt Delta Resources, LLC and Nortel Networks, Inc. (see Note M). At August 1, 2004, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit up to an aggregate of $41.5 million, including $30.0 million under the Credit Agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note D--Short-Term Borrowings--Continued

The Credit Agreement established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, N. A. and Lloyds TSB Bank PLC. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables, generally at the end of the fiscal month preceding a borrowing. At August 1, 2004, $26.6 million was available under the borrowing base. Borrowings under the Credit Facility are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at August 1, 2004, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 2.3% per annum. At August 1, 2004, the facility fee was 0.3% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million; a limitation on cash dividends, capital stock repurchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At August 1, 2004, the Company was in compliance with all covenants in the Credit Agreement and believes it will be in compliance throughout the remainder of the fiscal year.


The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are now guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At August 1, 2004, four of those guarantors have pledged approximately $49.3 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

At August 1, 2004, the Company had total outstanding foreign currency bank borrowings of $7.7 million, $3.6 million of which were under the Credit Agreement. These bank borrowings provide a hedge against devaluation in foreign currency denominated assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note E--Long-Term Debt

Long-term debt consists of the following:

                                   August 1, November 2,
                                     2004       2003
                                   -------   --------
                                      (In thousands)
Term loan (a)                      $14,193   $14,469
Less amounts due within one year       394       371
                                   -------   -------
Total long-term debt               $13,799   $14,098
                                   =======   =======

(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $14.2 million at August 1, 2004. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at August 1, 2004 of $10.7 million. The obligation is guaranteed by the Company.


Note F--Stockholders' Equity

Changes in the major components of stockholders' equity for the nine months ended August 1, 2004 are as follows:

                                           Common     Paid-in   Retained
                                           Stock      Capital    Earnings
                                          --------   --------   --------
                                                  (In Thousands)
Balance at November 2, 2003               $  1,522   $ 41,091   $199,723
Stock options exercised - 22,490 shares          2        506
Net income for the nine months                --         --       21,489
                                          --------   --------   --------

Balance at August 1, 2004                 $  1,524   $ 41,597   $221,212
                                          ========   ========   ========

Another component of stockholders' equity, the accumulated other comprehensive loss, consists of cumulative unrealized foreign currency translation losses, net of taxes, of $490,000 and $508,000 at August 1, 2004 and November 2, 2003, respectively, and an unrealized gain, net of taxes, of $72,000 and $92,000 in marketable securities at August 1, 2004 and November 2, 2003, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive loss as follows:


                                                Nine Months Ended       Three Months Ended
                                               --------------------    --------------------
                                               August 1,   August 3,    August 1,  August 3,
                                                2004         2003         2004       2003
                                               -------     --------    ---------   --------
                                                            (In thousands)
Net income (loss)                              $ 21,489    ($ 2,124)   $  9,239    $  2,111
Foreign currency translation adjustments-net         18         141          99          39
Unrealized gain on marketable securities-net        (20)         53         (22)         46
                                               --------    --------    --------    --------
Total comprehensive income (loss)              $ 21,487    ($ 1,930)   $  9,316    $  2,196
                                               ========    ========    ========    ========

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



                                                    Nine Months Ended         Three Months Ended
                                                 -----------------------   -----------------------
                                                  August 1,   August 3,     August 1,     August 3,
                                                    2004         2003        2004          2003
                                                 ----------   ----------   ---------    ----------
Denominator for basic earnings per share:
    Weighted average number of shares            15,225,936   15,217,448   15,232,638   15,217,514

Effect of dilutive securities:
    Employee stock options                          115,743         --        166,072        8,012
                                                 ----------   ----------   ----------   ----------

Denominator for diluted earnings per share:
    Adjusted weighted average number of shares   15,341,679   15,217,448   15,398,710   15,225,526
                                                 ==========   ==========   ==========   ==========

Options to purchase 49,400 and 549,829 shares of the Company's common stock were outstanding at August 1, 2004 and August 3, 2003, respectively but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.


Note H--Discontinued Operations

In March 2004, the Company sold real estate, previously leased by the Company to its former 59% owned subsidiary, Autologic Information International, Inc., which interest was sold in November 2001. The cash transaction resulted in a $9.5 million gain, net of taxes of $4.6 million.


Note I--Segment Disclosures

Financial  data  concerning  the Company's  sales and segment  operating  profit
(loss) by reportable operating segment for the nine and three months ended August 1, 2004 and August 3, 2003, included on page 26 of this Report, is an integral part of these condensed consolidated financial statements.

During the nine months ended August 1, 2004, consolidated assets increased by $64.3 million, primarily due to an increase in receivables of the Staffing Services segment and a reduction in the use of Company's Securitization Program as well as capital expenditures by the Computer Services segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note J--Derivative Financial Instruments, Hedging and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts, foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At August 1, 2004, the Company had outstanding foreign currency option and forward contracts in the aggregate notional amount equivalent to $4.4 million, which approximated its net investment in foreign operations and is accounted for as a hedge under SFAS No. 52.

Included in cash and cash equivalents at August 1, 2004 and November 2, 2003 were approximately $34.5 million and $18.9 million, respectively, restricted to cover obligations that were reflected in accounts payable at such dates. These amounts primarily relate to certain contracts with customers in which the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.


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

At August 1, 2004 and November 2, 2003, the Company's prepayment or (liability) for each of the outstanding policy years was as follows:


                                  August 1,  November 2,
                                     2004      2003
                                   -------    -------
                                     (In thousands)

Policy year ended March 31, 2003   ($4,289)   ($4,288)
Policy year ended March 31, 2004    (4,339)     2,526
Policy year ended March 31, 2005     2,896       --
                                   -------    -------
                                   ($5,732)   ($1,762)
                                   =======    =======

Balance Sheet Classification:
Prepaid Insurance                  $ 2,896    $ 2,526
Accrued Insurance - Current         (4,616)      (190)
Accrued Insurance - Long-term       (4,012)    (4,098)
                                   -------    -------
                                   ($5,732)   ($1,762)
                                   =======    =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note M--Subsequent Event

On August 2, 2004, Volt Delta Resources, LLC ("VoltDelta"), a wholly-owned subsidiary of the Company, closed a Contribution Agreement (the "Contribution Agreement") signed with Nortel Networks, Inc. ("Nortel Networks") on June 11, 2004 under which Nortel Networks contributed certain of the assets (consisting principally of customer base and contracts, intellectual property and inventory) and certain specified liabilities of its directory and operator services ("DOS") business to VoltDelta in exchange for a 24% minority equity interest in VoltDelta. Together with its subsidiaries, VoltDelta is reported as the Company's Computer Systems Segment. VoltDelta plans to use the assets acquired from Nortel Networks to enhance the operation of its DOS business. The acquisition will allow VoltDelta to provide the newly combined customer base with new solutions, an expanded suite of products, content and enhanced services.

In addition, the companies entered into a ten year relationship agreement to maintain the compatibility and interoperability between future releases of Nortel Networks Traffic Operator Position System (TOPS) switching platform and VoltDelta's IWS/MWS operator workstations and associated products. Nortel Networks and VoltDelta will work together developing feature content and release schedules for, and to ensure compatibility between, any TOPS changes that require a change in VoltDelta's products or workstations.

Also on August 2, 2004, the Company and certain subsidiaries entered into a Member's Agreement (the "Members' Agreement") with Nortel Networks which defined the management of VoltDelta and the respective rights and obligations of the equity owners thereof. The Members' Agreement provides that commencing two years from the date thereof Nortel Networks may exercise a put option or VoltDelta may exercise a call option, in each case to effect the purchase by VoltDelta of Nortel Networks' minority equity interest in VoltDelta. If either party exercises its option between the second and third year from the date of the Members' Agreement, the price paid to Nortel Networks for its 24% minority equity interest will be the product of the revenue of Volt Delta for the twelve month period ended as of the fiscal quarter immediately preceding the date of option exercise (the "VoltDelta Revenue Base") multiplied by 70% of the enterprise market value to revenue formula index of specified comparable companies (which index shall not exceed 1.8), times Nortel Networks' ownership interest in VoltDelta (the amount so calculated would not exceed 30% of the VoltDelta Revenue Base), with a minimum payment of $25.0 million and a maximum payment of $70.0 million. If the option is exercised after three years from the date of the Members' Agreement, the price paid will be a mutually agreed upon amount.

The Company has engaged an independent valuation firm to assist in the determination of the purchase price (the value of the 24% equity interest in VoltDelta) of the acquisition and its allocation, which is expected to be completed in the fourth quarter of fiscal 2004.

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

o reduced level of capital spending by the Company's telecommunications customers;

o lower renewal rates of customers contracts and rates and markups lower than previously obtained;

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

o the Company's ability to successfully integrate the acquisition by the Computer Systems segment;

o    the degree and effects of inclement weather; and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FORWARD-LOOKING STATEMENTS DISCLOSURE--Continued

o the Company's ability to maintain a sufficient credit rating to enable it to continue its Securitization Program and ability to maintain its existing credit rating in order to avoid any increase in interest rates and any increase in fees under the Credit Agreement, as well as to comply with the financial and other covenants applicable under the Credit Agreement and other borrowing instruments.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FACTORS THAT MAY AFFECT FUTURE RESULTS--Continued

MANY OF THE COMPANY'S CONTRACTS EITHER PROVIDE NO MINIMUM PURCHASE REQUIREMENTS OR ARE CANCELABLE DURING THE TERM.

In all segments, many of the Company's contracts, even those master service contracts whose duration spans a number of years, provide no assurance of any minimum amount of work that will actually be available under any contract. In addition, many of the segments' long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract. Therefore, these contracts do not give the assurances that long-term contracts typically provide.

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

The Company may incur fines or other losses and negative publicity with respect to any litigation in which it becomes involved. Although the Company maintains insurance for many such actions, insurance is not available or not available on acceptable terms for some risks and there can be no assurance that the Company's insurance will cover future actions or that the Company will continue to be able to obtain such insurance on acceptable terms, if at all.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS--Continued

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

ALL OF THE INDUSTRIES IN WHICH THE COMPANY DOES BUSINESS ARE VERY COMPETITIVE, WHICH COULD ADVERSELY AFFECT THE RESULTS OF THOSE BUSINESSES.

The Company operates in very competitive industries with, in many cases, limited barriers to entry. Some of the Company's principal competitors are larger and have substantially greater financial resources than Volt. Accordingly, these competitors may be better able than Volt to attract and retain qualified personnel and may be able to offer their customers more favorable pricing terms than the Company. In many businesses, small competitors can offer similar services at lower prices because of lower overheads. In addition to these general statements, the following information applies to the specific segments identified.

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

The results of the Company's computer systems segment are highly dependent on the volume of directory assistance calls to VoltDelta's customers which are routed to the segment under existing contracts, the segment's ability to continue to secure comprehensive listings from others at acceptable pricing, its ability to obtain additional customers for these services and on its continued ability to sell products and services to new and existing customers. The volume of directory assistance calls to VoltDelta's customers is subject to reduction, as customers utilize listings offered on the internet. This segment's position in its market depends largely upon its reputation, quality of service and ability to develop, maintain and implement information systems on a cost competitive basis. Although Volt continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products can be successfully marketed.


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

FACTORS THAT MAY AFFECT FUTURE RESULTS--Continued

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

FACTORS THAT MAY AFFECT FUTURE RESULTS--Continued

THE COMPANY'S PRINCIPAL STOCKHOLDERS AND MEMBERS OF THEIR FAMILIES OWN A SIGNIFICANT PERCENTAGE OF THE COMPANY AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER THE COMPANY AND THEIR INTERESTS MAY DIFFER FROM THOSE OF OTHER STOCKHOLDERS.

As of August 1, 2004, the Company's principal officers controlled approximately 47% of the Company's outstanding common stock. Accordingly, these stockholders are able to control the composition of the Company's board of directors and many other matters requiring shareholder approval and will continue to have significant influence over the Company's affairs. This concentration of ownership also could have the effect of delaying or preventing a change in control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of the Company.

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

Staffing Services:
    Staffing: In the first nine months of fiscal 2004, this revenue comprised approximately 77% of net consolidated sales. Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered.

    Managed Services: In the first nine months of fiscal 2004, this revenue comprised approximately 2% of net consolidated sales. Sales are generated by the Company's E-Procurement Solutions' subsidiary, ProcureStaff, and for certain contracts, sales are generated by the Company's Staffing Solutions Group's managed services operations. The Company receives an administrative fee for arranging, invoicing and collecting the revenue related to other staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, who has responsibility for the acceptability of its personnel to the customer, and in most instances the customer and associate vendor have agreed to the Company not paying the associate vendor until the customer pays the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

CRITICAL ACCOUNTING POLICIES--Continued

    Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force 99-19 ("EITF 99-19"), entitled "Reporting Revenue Gross as a Principal versus Net as an Agent", revenue for these services, where the customer and the associate vendor have agreed to this arrangement, is recognized net of associated costs in the period the services are rendered.

    Outsourced Projects: In the first nine months of fiscal 2004, this revenue comprised approximately 6% of net consolidated sales. Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work.

    Shaw & Shaw: In the first nine months of fiscal 2004, this revenue comprised less than 1% of net consolidated sales, due to the Company's reporting of these revenues on a net basis. Sales are generated by the Company's Shaw & Shaw subsidiary, for which the Company provides professional employer organizational services ("PEO") to certain customers. Generally, the customers transfer their entire workforce or employees of specific departments or divisions to the Company, but the customers maintain control over the day-to-day job duties of the employees. Based upon the revenue recognition principles prescribed in EITF 99-19, effective with the Company's second fiscal quarter of 2003, the Company has changed its method of reporting revenue from these services from a gross basis to a net basis. The change in reporting, which is reflected in all current and prior periods, resulted in a reduction in both reported PEO revenues and related costs of sales, with no effect on the Company's operating results.

Telephone Directory:
    Directory Publishing: In the first nine months of fiscal 2004, this revenue comprised approximately 3% of net consolidated sales. Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher or for a telephone company in Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered.

    Ad Production: In the first nine months of fiscal 2004, this revenue comprised less than 1% of net consolidated sales. Sales are generated when the Company performs design and production services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its ad production work and upon customer acceptance.

Telecommunications Services:
    Construction: In the first nine months of fiscal 2004, this revenue comprised approximately 3% of net consolidated sales. Sales are derived from the Company supplying aerial and underground construction services related to telecommunications and cable operations. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in Statement of Position 81-1 ("SOP 81-1"), entitled "Accounting for Performance of Construction-Type Contracts," using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

CRITICAL ACCOUNTING POLICIES--Continued

    Non-Construction: In the first nine months of fiscal 2004, this revenue comprised approximately 4% of net consolidated sales. Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and if applicable, any completed units are delivered and accepted by the customer.

Computer Systems:
    Database Access: In the first nine months of fiscal 2004, this revenue comprised less than 3% of net consolidated sales. Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases.

    IT Maintenance: In the first nine months of fiscal 2004, this revenue comprised approximately 2% of net consolidated sales. Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance.

     Telephone Systems: In the first nine months of fiscal 2004, this revenue comprised less than 1% of net consolidated sales. Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in Statement of Position 97-2 ("SOP 97-2"), entitled "Software Revenue Recognition" and Emerging Issues Task Force 00-21 ("EITF 00-21"), entitled "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value.

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

Goodwill and Other Intangibles - Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to annual testing using fair value methodology. An impairment charge is recognized for the amount, if any, by which the carrying value of an intangible asset exceeds its fair value. In the third quarter of fiscal 2002, the Company engaged independent valuation firms and since then, on an annual basis, has used Company personnel to perform such testing. The testing primarily uses comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured. Although the Company believes its estimates are appropriate, the fair value measurements of the Company's goodwill could be affected by using different estimates and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

CRITICAL ACCOUNTING POLICIES--Continued

assumptions in these valuation techniques.

Property, Plant and Equipment - Property, plant and equipment is recorded at cost, and depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to depreciate the cost of the assets over their estimated lives. Intangible assets, other than goodwill, and property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The fair values of the assets are based upon Company estimates of the discounted cash flows that are expected to result from the use and eventual disposition of the assets or that amount that would be realized from an immediate sale. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value. No impairment charge was recognized in the third quarter of fiscal 2004, as no events or circumstances indicated the existence of impairment. Although the Company believes its estimates are appropriate, the fair value measurements of the Company's long-lived assets could be affected by using different estimates and assumptions in these valuation techniques.

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

Securitization Program - The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A, was $60.0 million and $70.0 million at August 1, 2004 and November 2, 2003, respectively. Accordingly, the trade receivables included on the August 1, 2004 and November 2, 2003 balance sheets have been reduced to reflect the $60.0 million and $70.0 million participation interest sold, respectively. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding) for any of the sold receivables.

Primary Casualty Insurance Program - The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

CRITICAL ACCOUNTING POLICIES--Continued

regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Prior to March 31, 2002, the amount of the additional or return premium was finalized. Subsequent thereto, adjustments to premiums will be made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For the policy year ended March 31, 2003, a maximum premium has been predetermined and accrued. For subsequent policy years, management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater than or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of services in the period in which such determination is made.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 1, 2004 COMPARED
TO THE NINE MONTHS ENDED AUGUST 3, 2003

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not indicative of the results which may be expected for any subsequent periods.

                                                                  Nine Months Ended              Three Months Ended
                                                                -------------------------     --------------------------
                                                                 August 1,      August 3,      August 1,      August 3,
                                                                   2004           2003           2004            2003
                                                                -----------    -----------    -----------    -----------
NET SALES:                                                                         (In thousands)
----------
Staffing Services
   Staffing                                                     $ 1,150,026    $   926,849    $   410,112    $   327,638
   Managed Services (a)                                             835,850        767,437        306,054        266,584
                                                                -----------    -----------    -----------    -----------
   Total Gross Sales                                              1,985,876      1,694,286        716,166        594,222
   Less: Non-Recourse Managed Services (a)                         (814,770)      (709,803)      (298,354)      (245,774)
                                                                -----------    -----------    -----------    -----------
   Net Staffing Services                                          1,171,106        984,483        417,812        348,448
Telephone Directory                                                  49,603         49,743         19,436         22,319
Telecommunications Services                                         100,445         80,226         37,041         24,736
Computer Systems                                                     80,550         65,559         30,128         23,488
Elimination of intersegment sales                                   (11,049)        (8,912)        (3,685)        (3,833)
                                                                -----------    -----------    -----------    -----------

Total Net Sales                                                 $ 1,390,655    $ 1,171,099    $   500,732    $   415,158
                                                                ===========    ===========    ===========    ===========

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
-------------------------------------------------------------
SEGMENT OPERATING PROFIT (LOSS):
--------------------------------
Staffing Services                                               $    22,600    $     8,577    $    11,642    $     5,043
Telephone Directory                                                   6,006          4,584          2,621          4,128
Telecommunications Services                                          (1,655)        (1,947)         1,064           (894)
Computer Systems                                                     19,479          9,158          9,090          3,584
                                                                -----------    -----------    -----------    -----------
Total Segment Operating Profit                                       46,430         20,372         24,417         11,861

General corporate expenses                                          (22,897)       (20,003)        (7,704)        (7,051)
                                                                -----------    -----------    -----------    -----------
Total Operating Profit                                               23,533            369         16,713          4,810

Interest income and other expense                                    (2,381)        (1,803)          (952)          (812)
Foreign exchange loss-net                                               (98)          (274)           (28)          (184)
Interest expense                                                     (1,321)        (1,678)          (441)          (480)
                                                                -----------    -----------    -----------    -----------

Income (Loss) from Continuing Operations Before Income Taxes    $    19,733    ($    3,386)   $    15,292    $     3,334
                                                                ===========    ===========    ===========    ===========


(a) Substantially all of the managed services sales, other than management fees, are eliminated.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 1, 2004 COMPARED
TO THE NINE MONTHS ENDED AUGUST 3, 2003

EXECUTIVE OVERVIEW

Volt Information Sciences, Inc. ("Volt") is a leading national provider of staffing services and telecommunications and information solutions with a material portion of its revenue coming from Fortune 100 customers. The Company operates in four segments and the management discussion and analysis is broken down into these segments. A brief description of these segments and the predominant source of their sales follow:

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

There are several historical seasonal factors that usually affect the sales and profits of the Company. The Staffing Services segment's sales are always lowest in the Company's first fiscal quarter due to the Thanksgiving, Christmas and New Year holidays, as well as certain customer facilities closing for one to two weeks. During the third and fourth quarters of the fiscal year, this segment benefits from a reduction of payroll taxes when the annual tax contributions for higher salaried employees have been met, and customers increase the use of the Company's administrative and industrial labor during the summer vacation period. In addition, the Telephone Directory segment's DataNational division publishes more directories during the second half of the fiscal year, and the segment's Uruguay division publishes directories and produces a major portion of its sales in the Company's fourth fiscal quarter. In the current year, some of the high margin DataNational directories usually published in the fourth quarter of fiscal 2003 were published in the first quarter of the current year.

There are numerous non-seasonal factors impacting sales and profits in the current nine and three month periods. The sales and profits of the Staffing Services segment, in addition to the factors noted above, were positively impacted by a rebound in the country's use of temporary staffing, partially offset by the continued pressure on margins caused by increases in state payroll taxes and workers' compensation costs. In addition to the increase in sales, the profitability of the Staffing segment has benefited by the increased proportion of the segment's sales from higher margin VMC Consulting subsidiary sales. In the third quarter of fiscal 2004, the Administrative and Industrial division recorded its first quarterly operating profit since the fourth quarter of fiscal 2000, but for the nine months, their loss continues to negatively impact the Staffing segment. The nine-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 1, 2004 COMPARED
TO THE NINE MONTHS ENDED AUGUST 3, 2003--Continued

EXECUTIVE OVERVIEW - CONTINUED

month sales and profits of the Telephone Directory segment were positively affected by an improvement in the ad backlog and the continued positive effects of its new stringent credit policy, which has reduced bad debts. However, the third quarter was negatively impacted by the previously announced loss of a telephone directory production contract in the third quarter of fiscal 2003. In the third quarter of fiscal 2004, the Telecommunications Services segment recorded its first quarterly operating profit since the fourth quarter of fiscal 2001. For the nine months of fiscal 2004, even though the sales of the segment increased, profits were negatively impacted by a change in its product mix and a material reduction in revenue from the previously profitable Central Office division. The Company has continued to carefully monitor the overhead within the segment and reduce headcount in order to mitigate the effect on the reduced margins throughout the segment. In the third quarter of fiscal 2004, the Computer Systems segment recorded the highest quarterly operating profit in its history. The sales and profits of the segment were positively impacted by the continued increase in the segment's ASP directory assistance outsourcing business, in which there continues to be a sequential increase in transaction revenue.

The Company has, and will continue to focus on aggressively increasing its market share in order to increase profits. All segments have emphasized cost containment measures, along with improved credit and collections procedures designed to improve the Company's cash flow. Cash flow, including $18.5 million from the sale of real estate, enabled the Company to reduce the use of the Securitization Program by $10.0 million.

The Company continues its effort to streamline its processes to manage the business and protect its assets through the continued deployment of its Six Sigma initiatives, upgrading its financial reporting systems, its ongoing compliance with the Sarbanes-Oxley Act, and the standardization and upgrading of the IT redundancy and business continuity for corporate systems and communications networks. To the extent possible, the Company has been utilizing, and will continue to utilize, internal resources to comply with the Sarbanes-Oxley Act by the end of fiscal year 2005. To-date, outside costs of compliance with this Act, including software licenses, equipment, consultants and professional fees amounted to $0.2 million and it is anticipated that a somewhat larger amount, excluding audit fees, will be expended over the next twelve months.

VoltDelta Resources LLC, the principal business unit of the Computer Systems segment, acquired certain assets and liabilities of the directory and operator services business of Nortel Networks on August 2, 2004 (discussed elsewhere in this Report). This acquisition will permit VoltDelta to provide the newly combined customer base with new solutions and an expanded suite of products, content and enhanced services.

RESULTS OF OPERATIONS - SUMMARY

In the nine-month period of fiscal 2004, consolidated net sales increased by $219.6 million, or 19%, to $1.4 billion, from the comparable period in fiscal 2003. The increase in fiscal 2004 net sales resulted from increases in three of the Company's four segments. Staffing Services increased by $186.6 million, Telecommunications Services increased by $20.2 million, Computer Systems increased by $15.0 million, while Telephone Directory decreased by $0.1 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 1, 2004 COMPARED
TO THE NINE MONTHS ENDED AUGUST 3, 2003--Continued

RESULTS OF OPERATIONS - SUMMARY - CONTINUED

The net income for the first nine months of fiscal 2004 was $21.5 million compared to a net loss of $2.1 million in the prior year first nine-month period. The consolidated results for the nine-month period of fiscal 2004 included income from discontinued operations of $9.5 million (net of taxes of $4.6 million) from the sale of real estate previously leased to the Company's former 59% owned subsidiary, Autologic International, Inc.

The Company's nine-month fiscal 2004 income from continuing operations before income taxes was $19.7 million compared to a loss of $3.4 million in the first nine months of fiscal 2003. The Company's operating segments reported an operating profit of $46.4 million for the first nine months of fiscal 2004 compared to $20.4 million in the comparable fiscal 2003 period. Contributing to the $26.0 million increase were improvements in operating profit reported by the Staffing Services, Computer Systems, Telephone Directory and Telecommunications Services segments of $14.0 million, $10.3 million, $1.4 million and $0.3 million, respectively.

General corporate expenses increased by $2.9 million due to costs incurred to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communication networks, as well as salary and professional fee increases.


RESULTS OF OPERATIONS - BY SEGMENT

STAFFING SERVICES

                                                             Nine Months Ended
                                             ---------------------------------------------
                                                August 1, 2004           August 3, 2003
                                             ---------------------     -------------------
                                                            % of                    % of     Favorable     Favorable
Staffing Services                                            Net                      Net    (Unfavorable) (Unfavorable)
(Dollars in Millions)                        Dollars         Sales      Dollars       Sales   $ Change     % Change
------------------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)                        $1,150.0                    $926.9               $223.1       24.1%
------------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)                   $835.9                    $767.4                $68.5        9.0%
------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                   $1,171.1                    $984.5               $186.6       19.0%
------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $182.1       15.5%        $150.9      15.3%     $31.2       20.7%
------------------------------------------------------------------------------------------------------------------------
Overhead                                        $159.5       13.6%        $142.3      14.5%    ($17.2)     (12.1%)
------------------------------------------------------------------------------------------------------------------------
Operating Profit                                 $22.6        1.9%          $8.6       0.9%     $14.0      163.5%
------------------------------------------------------------------------------------------------------------------------

The sales increase of the Staffing Services segment in the first nine months of fiscal 2004 from the comparable period in fiscal 2003 was due to increased traditional staffing business in both the Technical Placement and the Administrative and Industrial divisions, and the VMC Consulting business of the Technical Placement division, partially offset by reduced managed service fees.

The increase in operating profit in the segment was derived from the staffing and managed service operations of the Technical Placement division, including VMC Consulting, together with reduced losses of the Administrative and Industrial division.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 1, 2004 COMPARED
TO THE NINE MONTHS ENDED AUGUST 3, 2003--Continued

STAFFING SERVICES - CONTINUED

                                            Nine Months Ended
                            ---------------------------------------------
                               August 1, 2004           August 3, 2003
Technical Placement         ---------------------     -------------------
Division                                   % of                    % of     Favorable     Favorable
--------------------------                  Net                      Net    (Unfavorable) (Unfavorable)
(Dollars in Millions)       Dollars         Sales      Dollars       Sales   $ Change     % Change
------------------------------------------------------------------------------------------------------
Sales (Gross)              $1,506.3                     $1,321.5                  $184.8     14.0%
------------------------------------------------------------------------------------------------------
Sales (Net)                  $707.9                       $617.9                   $90.0     14.6%
------------------------------------------------------------------------------------------------------
Gross Profit                 $121.0         17.1%         $101.7     16.5%         $19.3     19.0%
------------------------------------------------------------------------------------------------------
Overhead                      $95.0         13.4%          $85.2     13.8%         ($9.8)   (11.5%)
------------------------------------------------------------------------------------------------------
Operating Profit              $26.0          3.7%          $16.5      2.7%          $9.5     57.3%
------------------------------------------------------------------------------------------------------



The Technical Placement division's increase in gross sales in the first nine months of fiscal 2004 from the comparable period in fiscal 2003 was due to a 21% sales increase with traditional staffing customers, an 11% increase in ProcureStaff volume due to new accounts and increased business from existing accounts, and a 46% increase in higher margin VMC Consulting project management and consulting sales. However, substantially all of the ProcureStaff billings are deducted in arriving at net sales due to the use of associate vendors who have contractually agreed to be paid only upon receipt of the customers' payment to the Company. The increase in net sales was due to the aforementioned increase in gross sales, along with an increase in the amount of Company recruited employees fulfilling ProcureStaff assignments. The increase in the operating profit for the period was the result of the increase in sales, a 0.6 percentage point improvement in gross margin and a 0.4 percentage point decrease in overhead costs as related to net sales.

                                            Nine Months Ended
                            ---------------------------------------------
                               August 1, 2004           August 3, 2003
Administrative              ---------------------     -------------------
Industrial Division                        % of                    % of     Favorable     Favorable
--------------------------                  Net                      Net    (Unfavorable) (Unfavorable)
(Dollars in Millions)       Dollars         Sales      Dollars       Sales   $ Change     % Change
------------------------------------------------------------------------------------------------------
Sales (Gross)                $479.6                     $372.8                $106.8         28.6%
------------------------------------------------------------------------------------------------------
Sales (Net)                  $463.2                     $366.6                 $96.6          26.4%
------------------------------------------------------------------------------------------------------
Gross Profit                  $61.1        13.2%         $49.2        13.4%    $11.9          24.2%
------------------------------------------------------------------------------------------------------
Overhead                      $64.5        13.9%         $57.1        15.6%    ($7.4)        (12.9%)
------------------------------------------------------------------------------------------------------
Operating Loss                ($3.4)       (0.7%)        ($7.9)       (2.2%)    $4.5          57.2%
------------------------------------------------------------------------------------------------------

The Administrative and Industrial division's increase in gross sales in the first nine months of fiscal 2004 resulted from both revenue from new accounts and increased business from existing accounts. The decrease in operating loss was the result of the aforementioned sales increase, a 1.7 percentage point decrease in overhead costs as related to net sales, partially offset by a decrease in gross margin of 0.2 percentage points, due to higher payroll taxes, increased competition and customers leveraging their buying power by consolidating the number of vendors with whom they deal.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 1, 2004 COMPARED
TO THE NINE MONTHS ENDED AUGUST 3, 2003--Continued

TELEPHONE DIRECTORY

                                            Nine Months Ended
                            ---------------------------------------------
                               August 1, 2004           August 3, 2003
                            ---------------------     -------------------
Telephone Directory                        % of                    % of     Favorable     Favorable
--------------------------                  Net                      Net    (Unfavorable) (Unfavorable)
(Dollars in Millions)       Dollars         Sales      Dollars       Sales   $ Change     % Change
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Sales (Net)                   $49.6                    $49.7                 ($0.1)          (0.3%)
------------------------------------------------------------------------------------------------------
Gross Profit                  $25.8        52.1%       $25.2        50.7%     $0.6            2.4%
------------------------------------------------------------------------------------------------------
Overhead                      $19.8        40.0%       $20.6        41.4%     $0.8            4.0%
------------------------------------------------------------------------------------------------------
Operating Profit               $6.0        12.1%        $4.6         9.3%     $1.4           31.0%
------------------------------------------------------------------------------------------------------

The Telephone Directory segment's sales for the first nine months of fiscal
2004 remained at the same level as in the prior year comparable period. Sales declined by $7.2 million, or 37%, in the segment's telephone directory production, printing and other operations, the most significant being a $3.2 million decrease in telephone directory production revenue related to the previously reported loss of a contract with a telecommunications company in the third quarter of fiscal 2003 and a $1.5 million decrease in printing revenue in Uruguay. Significantly offsetting this decline was a $7.1 million, or 24%, increase in publishing sales primarily due to a change in the publication schedule of the DataNational operation's community telephone directories and an increase in advertising revenue. The improvement in operating results was predominantly the result of the publishing sales increase within the segment, together with a 1.4 percentage point increase in gross margins, primarily due to the mix of directories published by DataNational in the period, and a decrease in overhead of 1.6 percentage points due to reduced bad debt expense. The Company has incurred $0.7 million of expenses in connection with an investigation of a failure to comply with certain Company policies at its operations in Uruguay, and possible litigation against certain former management personnel at such operations. The operations in Uruguay are not material to the Company. The investigation has not resulted, and will not result, in any restatement of any of the Company's financial statements.


TELECOMMUNICATIONS SERVICES

                                            Nine Months Ended
                            ---------------------------------------------
                               August 1, 2004           August 3, 2003
                            ---------------------     -------------------
Telecommunications                         % of                    % of     Favorable     Favorable
--------------------------                  Net                      Net    (Unfavorable) (Unfavorable)
(Dollars in Millions)       Dollars         Sales      Dollars       Sales   $ Change     % Change
------------------------------------------------------------------------------------------------------
Sales (Net)                  $100.4                 $80.2                      $20.2         25.2%
------------------------------------------------------------------------------------------------------
Gross Profit                  $23.4        23.4%    $22.8        28.5%          $0.6          2.7%
------------------------------------------------------------------------------------------------------
Overhead                      $25.1        25.0%    $24.8        30.9%         ($0.3)        (1.3%)
------------------------------------------------------------------------------------------------------
Operating Loss                ($1.7)       (1.7%)   ($1.9)       (2.4%)         $0.2         15.0%
------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales increase in the first nine months of fiscal 2004 was due to increased business in the Business Systems and Construction and Engineering divisions, partially offset by a decrease in the Central Office division. The decrease in operating loss was due to the sales increase, a decrease

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 1, 2004 COMPARED
TO THE NINE MONTHS ENDED AUGUST 3, 2003--Continued

TELECOMMUNICATIONS SERVICES - CONTINUED

in overhead as a percentage of net sales of 5.9 percentage points (net of a previously reported $1.3 million non-recurring charge in the first quarter related to a domestic consulting contract for services), partially offset by a
5.1 percentage point decrease in gross margins. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment. The division most affected by reduced sales and margins was Central Office, whose sales and margins decreased by 44% and 21.4 percentage points, respectively. Sales in the Construction and Engineering division of the segment, increased by 21% over the prior year while margins decreased by 2.4 percentage points. The increase in sales was attributable to the completion of several long-term contracts. Sales in the Business Systems division increased by 80% while margins decreased by 6.7 percentage points. Recent actions by major long-distance telephone companies regarding local residential service could also negatively impact both sales and margins of the Business Systems division.


COMPUTER SYSTEMS

                                            Nine Months Ended
                            ---------------------------------------------
                               August 1, 2004           August 3, 2003
                            ---------------------     -------------------
Computer Systems                            % of                    % of     Favorable     Favorable
--------------------------                  Net                      Net    (Unfavorable) (Unfavorable)
(Dollars in Millions)       Dollars         Sales      Dollars       Sales   $ Change     % Change
------------------------------------------------------------------------------------------------------
Sales (Net)                  $80.6                      $65.6                    $15.0         22.9%
------------------------------------------------------------------------------------------------------
Gross Profit                 $48.1        59.8%         $33.4        51.0%       $14.7         44.1%
------------------------------------------------------------------------------------------------------
Overhead                     $28.7        35.6%         $24.3        37.0%       ($4.4)       (18.2%)
------------------------------------------------------------------------------------------------------
Operating Profit             $19.5        24.2%          $9.2        14.0%       $10.3        112.7%
------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in the first nine months of fiscal 2004 was due to improvements in the segment's operator services business, including ASP directory assistance, which reflected a 41% growth in sales during the period, a sales increase of 149% in DataServ's directory assistance services which are provided to non-telco enterprise customers, a 7% sales growth in the Maintech division's IT maintenance services, partially offset by a decrease in product revenue recognized of 25%. The growth in operating profit from the comparable period of the previous year was the result of the increase in sales, an increase in gross margins of 8.8 percentage points, partially due to $1.2 million for the settlement of a vendor dispute and vendor refunds related to prior periods, together with an overhead decrease of 1.4 percentage points as related to sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED AUGUST 1, 2004 COMPARED
TO THE NINE MONTHS ENDED AUGUST 3, 2003--Continued

RESULTS OF OPERATIONS - OTHER

                                            Nine Months Ended
                            ---------------------------------------------
                               August 1, 2004           August 3, 2003
                            ---------------------     -------------------
Other                                      % of                    % of     Favorable     Favorable
--------------------------                  Net                      Net    (Unfavorable) (Unfavorable)
(Dollars in Millions)       Dollars         Sales      Dollars       Sales   $ Change     % Change
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Selling & Administrative       $57.6        4.1%       $53.2         4.5%      ($4.4)        (8.4%)
------------------------------------------------------------------------------------------------------
Depreciation & Amortization    $18.8        1.4%       $17.8         1.5%      ($1.0)        (6.1%)
------------------------------------------------------------------------------------------------------
Interest Income                 $0.7         --         $0.6          --        $0.1         11.2%
------------------------------------------------------------------------------------------------------
Other Expense                  ($3.1)       0.2%       ($2.4)        0.2%      ($0.7)       (26.7%)
------------------------------------------------------------------------------------------------------
Foreign Exchange Loss          ($0.1)        --        ($0.3)         --        $0.2         64.2%
------------------------------------------------------------------------------------------------------
Interest Expense               ($1.3)       0.1%       ($1.7)        0.1%       $0.4         21.3%
------------------------------------------------------------------------------------------------------

Other items, discussed on a consolidated basis, affecting the results of operations for the nine-month periods were:

The increase in selling and administrative expenses in the first nine-months of fiscal 2004 from the comparable period was a result of increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks, as well as salary and professional fee increases. Theses increases were partially offset by decreases in bad debt expenses.

The increase in depreciation and amortization for the first nine months of fiscal 2004 from the comparable period was attributable to an increase in fixed assets, primarily in the Staffing Services and Computer Systems segments.

The Other Expense in the first nine months of both fiscal years is primarily the charges related to the Company's Securitization Program, as well as sundry expenses.

The decrease in interest expense in the first nine months of fiscal 2004 from the comparable period was the result of lower borrowing levels and interest rates in Uruguay.

The Company's effective tax rate on its financial reporting pre-tax income from continuing operations was 39.3% in the first nine months of fiscal 2004 compared to an effective tax rate benefit of 37.3% in the comparable period of fiscal 2003. In fiscal 2003, the effective tax rate benefit was lower due to foreign losses for which no tax benefit was provided.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 1, 2004 COMPARED
TO THE THREE MONTHS ENDED AUGUST 3, 2003

RESULTS OF OPERATIONS - SUMMARY

In the third quarter of fiscal 2004, consolidated net sales increased by $85.6 million, or 21%, to $500.7 million from the comparable period in fiscal 2003. The increase in sales for the quarter from the comparable prior year quarter resulted from increases in three of the Company's four segments. Staffing Services increased by $69.4 million, Telecommunications Services increased by $12.3 million and Computer Systems increased by $6.6 million, partially offset by a decrease of $2.9 million in the Telephone Directory segment.

The Company's net income was $9.2 million in the third quarter of fiscal 2004 compared to $2.1 million in the third quarter of 2003.

The Company's operating segments reported an operating profit of $24.4 million in the third quarter of fiscal 2004, an increase of $12.6 million over the fiscal 2003 third quarter. Contributing to the increase were improvements in Staffing Services of $6.6 million, Computer Systems of $5.5 million, Telecommunications Services of $2.0 million, partially offset by a decrease of $1.5 million in the Telephone Directory segment.

General corporate expenses increased by $0.7 million due to costs incurred to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communication networks and salary increases.

RESULTS OF OPERATIONS - BY SEGMENT

 STAFFING SERVICES

                                            Nine Months Ended
                            ---------------------------------------------
                               August 1, 2004           August 3, 2003
                            ---------------------     -------------------
Staffing Services                          % of                    % of     Favorable     Favorable
--------------------------                  Net                      Net    (Unfavorable) (Unfavorable)
(Dollars in Millions)          Dollars      Sales      Dollars       Sales   $ Change     % Change
------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)           $410.1                $327.7                 $82.4          25.2%
-------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)    $306.1                $266.5                 $39.6          14.8%
-------------------------------------------------------------------------------------------------------
Sales (Net)                      $417.8                $348.4                 $69.4          19.9%
-------------------------------------------------------------------------------------------------------
Gross Profit                      $67.2     16.1%       $52.7       15.1%     $14.5          27.5%
-------------------------------------------------------------------------------------------------------
Overhead                          $55.6     13.3%       $47.7       13.7%     ($7.9)        (16.5%)
-------------------------------------------------------------------------------------------------------
Operating Profit                  $11.6      2.8%        $5.0        1.4%      $6.6         130.9%
-------------------------------------------------------------------------------------------------------


The sales increase of the Staffing Services segment in the third quarter of fiscal 2004 from the comparable period in fiscal 2003 was due to increased traditional staffing business in both the Technical Placement and the Administrative and Industrial divisions, and the VMC Consulting business of the Technical Placement division, partially offset by reduced managed service fees.

The increase in operating profit in the segment was derived from the traditional and managed service operations of the Technical Placement division, including VMC Consulting, together with a return to profitability of the Administrative and Industrial division.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 1, 2004 COMPARED
TO THE THREE MONTHS ENDED AUGUST 3, 2003--Continued

STAFFING SERVICES - CONTINUED

                                            Nine Months Ended
                            ---------------------------------------------
Technical Placement            August 1, 2004           August 3, 2003
--------------------------  ---------------------     -------------------
Division                                   % of                    % of     Favorable     Favorable
--------------------------                  Net                      Net    (Unfavorable) (Unfavorable)
(Dollars in Millions)          Dollars      Sales      Dollars       Sales   $ Change     % Change
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Sales (Gross)                 $543.6                  $462.4                 $81.2        17.6%
------------------------------------------------------------------------------------------------------
Sales (Net)                   $251.4                  $219.4                 $32.0        14.6%
------------------------------------------------------------------------------------------------------
Gross Profit                   $44.4        17.7%      $36.3        16.5%     $8.1        22.6%
------------------------------------------------------------------------------------------------------
Overhead                       $33.4        13.3%      $29.2        13.3%    ($4.2)      (14.6%)
------------------------------------------------------------------------------------------------------
Operating Profit               $11.0         4.4%       $7.1         3.2%     $3.9        55.6%
------------------------------------------------------------------------------------------------------

The Technical Placement division's increase in gross sales in the third quarter of fiscal 2004 from the comparable period in fiscal 2003 was due to a 22% sales increase with staffing customers, a 15% increase in ProcureStaff volume due to new accounts and increased business from existing accounts, and a 42% increase in the higher margin VMC Consulting project management and consulting sales. However, substantially all of the ProcureStaff billings are deducted in arriving at net sales due to the use of associate vendors who have contractually agreed to be paid only upon receipt of the customers' payment to the Company. The increase in net sales was due to the aforementioned increase in gross sales, along with an increase in the amount of Company recruited employees fulfilling ProcureStaff assignments. The increase in the operating profit for the period was the result of the increase in sales and a 1.2 percentage point improvement in gross margin due to increased sales in higher margin recruited placements and project management and consulting divisions.

                                            Nine Months Ended
                            ---------------------------------------------
Administrative &               August 1, 2004           August 3, 2003
--------------------------  ---------------------     -------------------
Industrial Division                        % of                    % of     Favorable     Favorable
--------------------------                  Net                      Net    (Unfavorable) (Unfavorable)
(Dollars in Millions)          Dollars      Sales      Dollars       Sales   $ Change     % Change
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Sales (Gross)                   $172.6                $131.8                   $40.8         30.9%
------------------------------------------------------------------------------------------------------
Sales (Net)                     $166.4                $129.0                   $37.4         29.0%
------------------------------------------------------------------------------------------------------
Gross Profit                     $22.8      13.7%      $16.5        12.8%       $6.3         38.0%
------------------------------------------------------------------------------------------------------
Overhead                         $22.2      13.3%      $18.5        14.4%      ($3.7)       (19.5%)
------------------------------------------------------------------------------------------------------
Operating Profit (Loss)           $0.6       0.4%      ($2.0)       (1.5%)      $2.6        131.0%
------------------------------------------------------------------------------------------------------

The Administrative and Industrial division's increase in gross sales in the third quarter of fiscal 2004 resulted from both revenue from new accounts and increased business from existing accounts. The division's return to profitability was the result of the aforementioned sales increase, a 1.1 percentage point decrease in overhead costs as related to net sales and an increase in gross margin of 0.9 percentage points. The increase in gross margin was due to an increase in permanent placement sales and to higher mark-ups partially offset by higher payroll taxes. A continued increase in profit level of the Administrative and Industrial division depends on the timing and strength of an increase towards previous usage levels of alternative staffing by American industry. In addition, high unemployment and the need for state and local governments to align their revenues with expenditures will result in continued pressure on margins unless and until jurisdictions decrease payroll and various other taxes.
                                       35

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 1, 2004 COMPARED
TO THE THREE MONTHS ENDED AUGUST 3, 2003--Continued

TELEPHONE DIRECTORY

                                            Nine Months Ended
                            ---------------------------------------------
                               August 1, 2004           August 3, 2003
                            ---------------------     -------------------
Telephone Directory                        % of                    % of     Favorable     Favorable
--------------------------                  Net                      Net    (Unfavorable) (Unfavorable)
(Dollars in Millions)          Dollars      Sales      Dollars       Sales   $ Change     % Change
------------------------------------------------------------------------------------------------------
Sales (Net)                    $19.4                   $22.3                   ($2.9)         (12.9%)
------------------------------------------------------------------------------------------------------
Gross Profit                   $10.9        56.1%      $12.7        57.0%      ($1.8)         (14.3%)
------------------------------------------------------------------------------------------------------
Overhead                        $8.3        42.6%       $8.6        38.6%       $0.3           3.7%
------------------------------------------------------------------------------------------------------
Operating Profit                $2.6        13.5%       $4.1        18.4%      ($1.5)        (36.5%)
------------------------------------------------------------------------------------------------------

The Telephone Directory segment's sales decrease in the third quarter of fiscal 2004 was due primarily to a sales decline of $3.7 million in the segment's telephone directory production, printing and other operations. The most significant reduction was a $1.5 million decrease in telephone directory production revenue related to the previously reported loss of a contract with a telecommunications company in the third quarter of fiscal 2003 and a $1.6 million sales decrease in the Uruguayan printing operation. The decrease in operating profit was predominantly the result of the sales decrease within the segment, along with a reduction in gross margin of 0.9 percentage points. The reduced profitability of these two divisions was partially offset by a $1.4 million increase in the operating profit of DataNational, the publisher of community directories. The Company has incurred $0.7 million of expenses in connection with an investigation of a failure to comply with certain Company policies at its operations in Uruguay, and possible litigation against certain former management personnel at such operations. The operations in Uruguay are not material to the Company. The investigation has not resulted, and will not result, in any restatement of any of the Company's financial statements.


TELECOMMUNICATIONS SERVICES

                                            Nine Months Ended
                            ---------------------------------------------
                               August 1, 2004           August 3, 2003
                            ---------------------     -------------------
Telecommunications                         % of                    % of     Favorable     Favorable
--------------------------                  Net                      Net    (Unfavorable) (Unfavorable)
(Dollars in Millions)          Dollars      Sales      Dollars       Sales   $ Change     % Change
------------------------------------------------------------------------------------------------------
Sales (Net)                   $37.0                    $24.7                 $12.3             49.8%
------------------------------------------------------------------------------------------------------
Gross Profit                   $8.3        22.5%        $7.0        28.3%     $1.3            18.9%
------------------------------------------------------------------------------------------------------
Overhead                       $7.3        19.6%        $7.9        31.9%     $0.6             8.1%
------------------------------------------------------------------------------------------------------
Operating Profit (Loss)        $1.0         2.9%       ($0.9)       (3.6%)    $1.9           219.0%
------------------------------------------------------------------------------------------------------


The Telecommunications Services segment's sales increase in the third quarter of fiscal 2004 was due to increased business in the Business Systems and Construction and Engineering divisions, partially offset by a decrease in the Central Office division. The segment's return to profitability was due to the sales increase, a 12.3 percentage point decrease in overhead as a percentage of net sales, partially offset by a decrease in gross

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 1, 2004 COMPARED
TO THE THREE MONTHS ENDED AUGUST 3, 2003--Continued
                                                   -

TELECOMMUNICATIONS SERVICES - CONTINUED

margin of 5.8 percentage points. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment. The division most affected by reduced sales and margins was Central Office, whose sales and margins decreased by 55% and 34.7 percentage points, respectively. Sales in the Construction and Engineering division of the segment, increased by 72% over the prior year quarter and the gross margin increased slightly. The increase in sales was attributable to the completion of several long-term contracts. While sales in the Business Systems division increased by 86%, its margins decreased by 6.7 percentage points. Recent announcements by major long-distance telephone companies regarding local residential service could negatively impact both sales and margins of the Business Systems division.


COMPUTER SYSTEMS

                                            Nine Months Ended
                            ---------------------------------------------
                               August 1, 2004           August 3, 2003
                            ---------------------     -------------------
Computer Systems                           % of                    % of     Favorable     Favorable
--------------------------                  Net                      Net    (Unfavorable) (Unfavorable)
(Dollars in Millions)          Dollars      Sales      Dollars       Sales   $ Change     % Change
------------------------------------------------------------------------------------------------------
Sales (Net)                    $30.1                 $23.5                     $6.6           28.3%
------------------------------------------------------------------------------------------------------
Gross Profit                   $19.6        65.0%    $12.7        54.3%        $6.9           53.7%
------------------------------------------------------------------------------------------------------
Overhead                       $10.5        34.9%     $9.2        39.3%       ($1.3)         (14.6%)
------------------------------------------------------------------------------------------------------
Operating Profit                $9.1        30.2%     $3.6        15.4%        $5.5          153.6%
------------------------------------------------------------------------------------------------------


The Computer Systems segment's sales increase in the third quarter of fiscal 2004 was due to improvements in the segment's operator services business, including ASP directory assistance, which reflected a 50% growth in sales during the period compared to last year's third quarter, a sales increase of 81% in DataServ's directory assistance services which are provided to non-telco enterprise customers, a 6% sales growth in the Maintech division's IT maintenance services, and an increase in product revenue recognized of 22%. The growth in operating profit from the comparable period of the previous year was the result of the increase in sales, an increase in gross margins of 10.7 percentage points, partially due to $1.2 million for the settlement of a vendor dispute and vendor refunds related to prior periods, together with a 4.4 percentage point decrease in overhead as a percentage of sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED AUGUST 1, 2004 COMPARED
TO THE THREE MONTHS ENDED AUGUST 3, 2003--Continued

RESULTS OF OPERATIONS - OTHER

Other items, discussed on a consolidated basis, affecting the results of operations for the three-month periods were:

                                            Nine Months Ended
                            ---------------------------------------------
                               August 1, 2004           August 3, 2003
                            ---------------------     -------------------
Other                                      % of                    % of     Favorable     Favorable
--------------------------                  Net                      Net    (Unfavorable) (Unfavorable)
(Dollars in Millions)          Dollars      Sales      Dollars       Sales   $ Change     % Change
------------------------------------------------------------------------------------------------------
Selling & Administrative         $20.6       4.1%       $19.5        4.7%      $1.1         5.7%
------------------------------------------------------------------------------------------------------
Depreciation & Amortization      $6.5        1.3%        $6.1        1.5%     ($0.4)       (5.6%)
------------------------------------------------------------------------------------------------------
Interest Income                  $0.3        --          $0.1          -        $0.2       87.4%
------------------------------------------------------------------------------------------------------
Other Expense                   ($1.2)       0.2%      ($0.9)        0.2%       $0.3       27.1%
------------------------------------------------------------------------------------------------------
Foreign Exchange Loss             --         --        ($0.2)          -        $0.2       84.8%
------------------------------------------------------------------------------------------------------
Interest Expense                ($0.4)       0.1%      ($0.5)        0.1%       $0.1        8.1%
------------------------------------------------------------------------------------------------------


The increase in selling and administrative expenses in the third quarter of fiscal 2004 from the comparable period was a result of increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks, as well as salary and professional fee increases. These increases were partially offset by decreases in bad debt expenses.

The increase in depreciation and amortization in the third quarter of fiscal 2004 from the comparable period was attributable to an increase in fixed assets, primarily in the Staffing Services and Computer Systems segments.

Other Expense in the third quarter of each fiscal year is primarily the charges related to the Company's Securitization Program, as well as sundry expenses.

The Company's effective tax rate on its financial reporting pre-tax income from continuing operations was 39.6% in the third quarter of fiscal 2004 compared to 36.7% in fiscal 2003. In fiscal 2004, the effective tax rate was higher due to increased foreign and state taxes.
                                       38

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, including restricted cash held in escrow for ProcureStaff and Viewtech clients of $34.5 million and $18.9 million at August 1, 2004 and November 2, 2003, respectively, increased by $6.7 million to $68.7 million in the nine months ended August 1, 2004. Unrestricted cash and cash equivalents decreased to $34.3 million at August 1, 2004 from $43.2 million at November 2, 2003 resulting from increased working capital requirements.

Operating activities provided $8.1 million of cash in the first nine months of fiscal 2004 compared to providing $28.7 million in the first nine months of fiscal 2003.

Operating activities in the first nine months of fiscal 2004, exclusive of changes in operating assets and liabilities, produced $29.9 million of cash as the Company's income from continuing operations of $12.0 million included non-cash charges primarily for depreciation and amortization of $18.8 million, accounts receivable provisions of $3.8 million and a deferred income tax benefit of $4.5 million. In the first nine months of fiscal 2003, operating activities, exclusive of changes in operating assets and liabilities, produced $18.3 million of cash, as the Company's net loss of $2.1 million included non-cash charges primarily for depreciation and amortization of $17.8 million and accounts receivable provisions of $4.3 million.

Changes in operating assets and liabilities in the first nine months of fiscal 2004 used $21.8 million of cash primarily due to a $57.4 million increase in the level of accounts receivable and a $10.0 million reduction in the participation interest sold under the Company's Securitization Program, partially offset by an increase in the level of accounts payable and accrued expenses of $29.5 million, an increase in deferred income and other liabilities of $6.9 million, a decrease in the level of inventories of $5.5 million and an increase in taxes payable of $3.4 million. The increase in the level of accounts receivable, accounts payable and other operating liabilities were the result of increased business in the first nine months of fiscal 2004. Including non-recourse managed service billings which are excluded from net sales, the days sales outstanding of accounts receivable at August 1, 2004 remained the same as at November 2, 2003. In the first nine months of fiscal 2003, changes in operating assets and liabilities produced $10.4 million of cash, principally due to cash provided by increases in deferred income and other liabilities of $11.0 million and proceeds from the Securitization Program of $10.0 million, partially offset by $11.8 million increase in the level of accounts receivable.

The principal factors in the $5.5 million of cash applied to investing activities in the first nine months of fiscal 2004 were the $24.3 million in expenditures for property, plant and equipment offset by $18.5 million in proceeds from the sale of real estate, previously leased to the Company's former 59%-owned subsidiary. The principal factor in the $13.2 million of cash applied to investing activities for the first nine months of fiscal 2003 was expenditures of $13.5 million for property, plant and equipment. The increase in expenditures for property, plant and equipment primarily resulted from the Computer Systems' ASP business.

The principal factors in the $3.7 million of cash provided by financing activities in the first nine months of fiscal 2004 was a $3.5 million increase in notes payable to banks, primarily due to borrowings under the Company's revolving credit agreement (see below). Cash applied to financing activities in the first nine months of fiscal 2003 resulted from the $1.4 million payment of long-term debt, partially offset by a $0.9 million increase in bank loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

COMMITMENTS

In fiscal 2000, the Company began development of a web-enabled front-end system designed to improve efficiency and connectivity in the recruiting, assignment, customer maintenance and other functions in the branch offices of the Staffing Services segment. The total costs to develop and install this system are currently anticipated to be approximately $12.0 million, of which approximately $9.8 million has been incurred and capitalized to-date. The system is expected to be completely installed in early fiscal 2005.

The Company's Computer Systems segment anticipates spending approximately $4.0 million during the remainder of fiscal year 2004 to furnish systems and equipment to customers and provide enhanced directory assistance and other information services as a transaction-based ASP service, charging a fee per transaction. The Company has no other material capital commitments.

There has been no material change through August 1, 2004 in the Company's contractual cash obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2003.


OFF-BALANCE SHEET FINANCING

The Company has no off-balance sheet financing arrangements, as that term is used in Item 303(a)(4) of Regulation S-K.


SECURITIZATION PROGRAM

Effective April 15, 2002, the Company entered into a $100.0 million three-year accounts receivable securitization program ("Securitization Program"). In April 2004, the Company amended its Securitization Program which increased the capacity of its accounts receivable securitization program to $150.0 million and extended its maturity to April 2006. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $150.0 million). The Company retains the servicing responsibility for the accounts receivable. At August 14, 2004, TRFCO had purchased from Volt Funding a participation interest of $60.0 million out of a pool of approximately $229.5 million of receivables.

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

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold, the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization or a default occurring and continuing on indebtedness for borrowed money of at least $5.0 million. At August 1, 2004, the Company was in compliance with all requirements of the Securitization Program and believes it will remain in compliance throughout the remainder of the fiscal year.


CREDIT LINES

In April 2004, the Company amended its $40.0 million secured, syndicated, revolving credit agreement ("Credit Agreement") which was to expire in April 2004, to, among other things, extend the term for 364 days and reduce the line to $30.0 million, as a result of the increase in its Securitization Program (discussed above). Additionally, in July 2004, this program was further amended to release Volt Delta Resources, LLC as a guarantor and collateral grantor under the Credit Agreement due to the previously announced agreement between Volt Delta Resources, LLC and Nortel Networks, Inc. At August 1, 2004, the Company had credit lines with domestic and foreign banks that provide for borrowings and letters of credit up to an aggregate of $41.5 million, including $30.0 million under a secured, syndicated revolving credit agreement, which will expire in April 2005.

The Credit Agreement established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, N. A. and Lloyds TSB Bank PLC. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables, generally at the end of the fiscal month preceding a borrowing. At August 1, 2004, $26.6 million was available under the borrowing base. Borrowings under the Credit Facility are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

CREDIT LINES--Continued

Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term rating debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt at August 1, 2004, if a three-month LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 2.3% per annum. At August 1, 2004, the facility fee was 0.3% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, of $220.0 million; a limitation on cash dividends, capital stock repurchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At August 1, 2004, the Company was in compliance with all covenants in the Credit Agreement and believes it will remain in compliance throughout the remainder of the fiscal year.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At August 1, 2004, five of those guarantors have pledged approximately $49.3 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility. At August 1, 2004, the Company had borrowed 2.0 million British pounds ($3.6 million) under this facility.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

NEW ACCOUNTING PRONOUNCEMENTS TO BE EFFECTIVE IN FISCAL 2004

In December 2003, the FASB revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which provides new guidance with respect to the consolidation of all previously unconsolidated entities, including special purpose entities. The Company has no unconsolidated subsidiaries. The provisions of FIN 46 that were adopted by the Company through August 1, 2004 did not have an impact on the Company's consolidated financial position and results of operations.

RELATED PARTY TRANSACTIONS

During the first nine months of fiscal 2004, the Company paid or accrued $1.5 million to the law firm of which Lloyd Frank, a director, is of counsel, primarily for services rendered and expenses reimbursed, including $0.7 million related to the transaction with Nortel Networks Inc. discussed elsewhere in this Report.

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

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would decrease its annual net interest expense and securitization costs by $10,000 and $4,000, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $14.9 million at August 1, 2004. This fair value was calculated by applying the appropriate fiscal year-end interest rate supplied by the lender to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At August 1, 2004, the total market value of these investments was $4.2 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the values of foreign currencies fluctuate against the dollar, which may impact reported earnings. As of August 1, 2004, the total of the Company's net investment in foreign operations was $7.2 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of August 1, 2004, the total of the Company's foreign exchange contracts was $4.4 million, leaving a balance of net foreign assets exposed of $2.8 million. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening or strengthening of the U.S. dollar against these currencies at August 1, 2004 by 10% would result in a pretax gain or loss of $0.7 million and $0.5 million, respectively, related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at August 1, 2004. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign exchange agreements, the table presents the currencies, notional amounts and weighted average exchange rates by contractual maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.


INTEREST RATE MARKET RISK                           PAYMENTS BY EXPECTED MATURITY DATES AS OF AUGUST 1, 2004
-------------------------                           --------------------------------------------------------
                                                                 Less than        1-3          3-5      After 5
                                                     TOTAL        1 YEAR         YEARS         YEARS     YEARS
                                                    -------     ---------       ------        ------    ------
                                                                  (Dollars in thousands of US$)
CASH AND CASH EQUIVALENTS
Money Market and Cash Accounts                     $68,736       $68,736
Weighted Average Interest Rate                        0.98%         0.98%
                                                   --------      -------
Total Cash & Cash Equivalents                      $68,736       $68,736
                                                   ========      =======
SECURITIZATION PROGRAM
Accounts Receivable Securitization                 $60,000       $60,000
Finance Rate                                           1.9%          1.9%
                                                   --------      -------
Securitization Program                              $60,000      $60,000
                                                   ========      =======
DEBT
Term Loan                                          $14,193          $394           $892       $1,050    $11,857
Interest Rate                                          8.2%          8.2%           8.2%         8.2%       8.2%

Notes Payable to Banks                              $7,717       $7,717
Weighted Average Interest Rate                         6.5%          6.5%            --           --         --
                                                   --------      -------       --------       ------    ------
Total Debt                                          $21,910       $8,111           $892       $1,050    $11,587
                                                   ========      =======       ========       ======    =======

FOREIGN EXCHANGE MARKET RISK                   CONTRACT VALUES
                                                          Less than
                                             TOTAL          1 YEAR                      FAIR VALUE (1)
                                            -------        ---------                    --------------
                                                               (Dollars in thousands of US $)
OPTION CONTRACTS
Euro to British Pounds Sterling              $1,415          $1,415                           $20
Contractual Exchange Rate                      0.67            0.67

British Pounds Sterling to U.S.$               $903            $903                            16
Contractual Exchange Rate                      1.81            1.81

Canadian $ to U.S.$                          $2,067          $2,067                            29
                                                                                              ---
Contractual Exchange Rate                      1.45            1.45
                                             ------          ------

Total Exchange Contracts                     $4,385          $4,385                           $65
                                             ======          ======                           ===

(1) Represents the fair value of the foreign contracts at August 1, 2004.


ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of August 1, 2004 under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation, the Company's Chairman of the Board, President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its subsidiaries is made known to them on a timely basis.


CHANGES IN INTERNAL CONTROLS

    There were no significant changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT  DESCRIPTION


15.01 Report of Independent Registered Public Accounting Firm

15.02 Acknowledgement of Independent Registered Public Accounting Firm

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


                                 VOLT INFORMATION SCIENCES, INC.
                                                   (Registrant)


                                 BY: /S/ JACK  EGAN
                                     --------------------------
Date:  September 14, 2004               JACK EGAN
                                        Vice President - Corporate Accounting
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
NUMBER   DESCRIPTION

15.01 Report of Independent Registered Public Accounting Firm

15.02 Acknowledgement of Independent Registered Public Accounting Firm

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