Form 10-K
period 2004-10-31
VOLT INFORMATION SCIENCES, INC.
filed 2005-01-14
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the fiscal year ended October 31, 2004
                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from __________________________________ to ______________________

     Commission file number: 1-9232


                         VOLT INFORMATION SCIENCES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                       New York                             13-5658129
         -------------------------------                --------------------
         (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)                  Identification No.)

         560 Lexington Avenue, New York, New York           10022
         ----------------------------------------         ---------
         (Address of Principal Executive Offices)         (Zip Code)


         Registrant's telephone number, including area code:   (212) 704-2400

         Securities registered pursuant to Section 12(b) of the Act:


        Title of Each Class            Name of Each Exchange on Which Registered
        -------------------            -----------------------------------------

        Common Stock, $.10 par value            New York Stock Exchange, Inc.
        ----------------------------            -----------------------------

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                   ------

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).    Yes X   No
                                           ---

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $195 million, based on the closing price of $25.81 per share on the New York Stock Exchange on May 2, 2004 (the last business day of the Registrant's fiscal second quarter). Shares of common stock held beneficially by executive officers and directors and their spouses and the Registrant's Savings Plan, have been excluded, without conceding that all such persons or plans are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 6, 2005 was 15,294,635.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for its 2005 Annual Meeting are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS


                                                                                                    Page
                                                                                                    ----
PART I

      Item 1.           Business                                                                       2
      Item 2.           Properties                                                                    24
      Item 3.           Legal Proceedings                                                             25
      Item 4.           Submission of Matters to a Vote of Security Holders                           25

PART II

      Item 5.           Market for Registrant's Common Equity, Related Stockholder
                              Matters and Issuer Purchases of Equity Securities                       27
      Item 6.           Selected Financial Data                                                       28
      Item 7.           Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                           31
      Item 7A.          Quantitative and Qualitative Disclosures About
                              Market Risk                                                             56
      Item 8.           Financial Statements and Supplementary Data                                   58
      Item 9.           Changes in and Disagreements with Accountants
                              on Accounting and Financial Disclosure                                  97
      Item 9A.          Controls and Procedures                                                       97
      Item 9B.          Other Information                                                             98

PART III

      Item 10.          Directors and Executive Officers of the Registrant                            98
      Item 11.          Executive Compensation                                                        98
      Item 12.          Security Ownership of Certain Beneficial
                              Owners and Management and Related Stockholder Matters                   98
      Item 13.          Certain Relationships and Related Transactions                                98
      Item 14.          Principal Accountant Fees and Services                                        98

PART IV

      Item 15.          Exhibits and Financial Statement Schedules                                    99


PART I
ITEM 1.  BUSINESS

General
-------

Volt Information Sciences, Inc. is a New York corporation, incorporated in 1957. We sometimes refer to Volt Information Sciences, Inc. and its subsidiaries collectively as "Volt" or the "Company," unless the context otherwise requires.

Volt operates in the following two businesses which have four operating segments:

Staffing Services
-----------------
(1)  Staffing  Services  - This  segment  provides  a broad  range  of  employee staffing services to a wide range of customers throughout the United States, Canada and Europe. These services fall within three major functional areas:
     o Staffing Solutions - provides a full spectrum of managed staffing, temporary/alternative personnel employment and direct hire placement and professional employer organization services.
     o Information Technology Solutions - provides a wide range of services including consulting, outsourcing and turnkey project management in the product development lifecycle, IT and customer contact arenas.
     o E-Procurement Solutions - provides global vendor neutral procurement and management solutions using web-based tools.

Telecommunications and Information Solutions
--------------------------------------------
(2) Telephone Directory - This segment publishes independent telephone directories in the United States and publishes telephone directories in Uruguay; provides telephone directory production, commercial printing, database management, sales and marketing services; licenses directory production and contract management software systems to directory publishers and others; and provides services, principally computer-based projects, to public utilities and financial institutions.
(3) Telecommunications Services - This segment provides telecommunications services, including design, engineering, construction, installation, maintenance and removals in the outside plant and central offices of telecommunications and cable companies and within their customers' premises, as well as for large commercial and governmental entities requiring telecommunications services; and also provides complete turnkey services for wireless and wireline telecommunications companies.
(4) Computer Systems - This segment provides directory and operator services, both traditional and enhanced, to wireline and wireless telecommunications companies; provides directory assistance content and data services; designs, develops, integrates, markets, sells and maintains computer-based directory assistance systems and other database management and telecommunications systems, primarily for the telecommunications industry; and provides IT services to the Company's other businesses and to third parties.

Information as to Operating Segments
------------------------------------

The following tables set forth the contribution of each operating segment to the Company's consolidated sales and operating profit for each of the three fiscal years in the period ended October 31, 2004, and those assets identifiable within each segment at the end of each of those fiscal years. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements in Items 7 and 8, respectively, of this Report.


                                                                             October         November         November
                                                                            31, 2004          2, 2003          3, 2002
                                                                            --------         --------         --------
                                                                                            (Restated)       (Restated)
NET SALES                                                                                 (In thousands)
Staffing Services:
   Staffing                                                               $1,580,225       $1,266,875        $1,141,717
   Managed Services                                                        1,148,116        1,043,572           745,667
                                                                          ----------       ----------        ----------
   Total gross sales                                                       2,728,341        2,310,447         1,887,384
   Less Non-recourse Managed Services--Note 1                             (1,120,079)        (967,379)         (679,110)
   Intersegment sales                                                          3,839            2,367             2,044
                                                                          ----------       ----------        ----------
                                                                           1,612,101        1,345,435         1,210,318
                                                                          ----------       ----------        ----------
Telephone Directory:
   Sales to unaffiliated customers                                            72,194           69,750            83,519
   Intersegment sales                                                              1               43               114
                                                                          ----------       ----------        ----------
                                                                              72,195           69,793            83,633
                                                                          ----------       ----------        ----------
Telecommunications Services:
   Sales to unaffiliated customers                                           134,266          112,201           104,039
   Intersegment sales                                                          1,132              638             4,833
                                                                          ----------       ----------        ----------
                                                                             135,398          112,839           108,872
                                                                          ----------       ----------        ----------
Computer Systems:
   Sales to unaffiliated customers                                           110,055           84,472            72,261
   Intersegment sales                                                          9,962            9,167             6,535
                                                                          ----------       ----------        ----------
                                                                             120,017           93,639            78,796
                                                                          ----------       ----------        ----------

Elimination of intersegment sales                                            (14,934)         (12,215)          (13,526)
                                                                          ----------       ----------        ----------
TOTAL NET SALES                                                           $1,924,777       $1,609,491        $1,468,093
                                                                         ===========       ==========        ==========

SEGMENT PROFIT (LOSS)
Staffing Services                                                            $36,718          $21,072           $20,469
Telephone Directory                                                           10,115            6,748             6,863
Telecommunications Services                                                   (2,838)          (3,986)          (13,259)
Computer Systems                                                              30,846           14,679             8,912
                                                                          ----------       ----------        ----------
Total segment profit                                                          74,841           38,513            22,985

General corporate expenses                                                   (30,812)         (27,668)          (22,704)
                                                                          ----------       ----------        ----------
TOTAL OPERATING PROFIT                                                        44,029           10,845               281

Interest and other (loss) income                                              (3,471)          (1,953)           (2,611)
Gain on sale of real estate                                                    3,295
Interest expense                                                              (1,817)          (2,070)           (4,549)
Foreign exchange gain (loss)                                                      97              299              (477)
                                                                          ----------       ----------        ----------
Income (loss) from continuing operations before
    income taxes and minority interest                                       $42,133           $7,121           ($7,356)
                                                                          ==========       ==========        ==========


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
OPERATING SEGMENT DATA--Continued

Note 1  Under  certain  contracts  with  customers,   the  Company  manages  the
     customers' alternative staffing requirements, including transactions between the customer and other staffing vendors ("associate vendors"). When payments to associate vendors are subject to receipt of the customers' payment to the Company, the arrangements are considered non-recourse against the Company and revenue, other than management fees to the Company, is excluded from the net sales in the above table.


                                                                                October          November         November
                                                                               31, 2004           2, 2003          3, 2002
                                                                               --------          --------         --------
                                                                                                (Restated)       (Restated)
                                                                                              (In thousands)
IDENTIFIABLE ASSETS
Staffing Services                                                              $422,658          $350,796         $332,482
Telephone Directory                                                              55,740            61,942           62,084
Telecommunications Services                                                      52,770            49,053           46,666
Computer Systems                                                                102,487            39,006           31,860
                                                                               --------          --------         --------
                                                                                633,655           500,797          473,092
Cash, investments and other corporate assets                                     56,381            39,686           38,477
                                                                               --------          --------         --------
Total assets                                                                   $690,036          $540,483         $511,569
                                                                               ========          ========         ========


Note 2 The Company has restated its previously issued financial statements for fiscal years 2000 through 2003 as a result of inappropriate application of accounting principles for revenue recognition by its telephone directory publishing operation in Uruguay. The operation in Uruguay printed and distributed its Montevideo directory each year during the October - November time frame, and the Company has determined that revenue recognition should have been taken in the first six months of each year instead of in the fourth quarter of the prior fiscal year. The restatement involves only the timing of when certain advertising revenue and related costs and expenses are recognized, and the cumulative results of the Company do not change. The restatement of the Telephone Directory net sales, operating profit and identifiable assets for fiscal 2002 and 2003 are reflected in the table below. See Note M of Notes to the Consolidated Financial Statements for the restatement of the financial statements of the first and second quarter of fiscal 2004.


                                                                                              November         November
                                                                                               2, 2003          3, 2002
                                                                                              --------         --------
                                                                                                      (In thousands)
Telephone Directory net sales - as previously reported                                        $70,159           $83,326
   (Decrease) increase                                                                           (366)              307
                                                                                              --------         --------
Telephone Directory net sales - as restated                                                   $69,793           $83,633
                                                                                              ========         ========

Telephone Directory operating profit - as previously reported                                  $7,674            $6,712
   Decrease (increase)                                                                           (926)              151
                                                                                              --------         --------
Telephone Directory operating profit - as restated                                             $6,748            $6,863
                                                                                              ========         ========

Telephone Directory identifiable assets - as previously reported                              $60,152           $60,105
   Increase                                                                                     1,790             1,979
                                                                                              --------         --------
Telephone Directory identifiable assets - as restated                                         $61,942           $62,084
                                                                                              ========         ========


Forward-Looking Statements
--------------------------

This report and other reports and statements issued by the Company and its officers from time to time contain certain "forward-looking statements." Words such as "may," "should," "likely," "could," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy," "design to," and similar expressions are intended to identify forward-looking statements about the Company's future plans, objectives, performance, intentions and expectations. These forward-looking statements are subject to a number of known and unknown risks and uncertainties including, but are not limited to, those set forth below under "Factors That May Affect Future Results." Such risks and uncertainties could cause the Company's actual results, performance and achievements to differ materially from those described in or implied by the forward-looking statements. Accordingly, readers should not place undue reliance on any forward-looking statements made by or on behalf of the Company. The Company does not assume any obligation to update any forward-looking statements after the date they are made.


                     FACTORS THAT MAY AFFECT FUTURE RESULTS

THE COMPANY'S BUSINESS IS DEPENDENT UPON GENERAL ECONOMIC, COMPETITIVE AND OTHER BUSINESS CONDITIONS INCLUDING THE EFFECTS OF THE UNITED STATES AND EUROPEAN ECONOMIES AND other general conditions, such as CUSTOMERS OFF-SHORING ACTIVITIES TO OTHER COUNTRIES.

The demand for the Company's services in all segments is dependent upon general economic conditions. Accordingly, the Company's business tends to suffer during economic downturns. In addition, in the past few years major United States companies, many of which are customers of the Company, have increasingly outsourced business to foreign countries with lower labor rates, less costly employee benefit requirements and fewer regulations than the United States. There could be an adverse effect on the Company if customers and potential customers move manufacturing and servicing operations off-shore, reducing their need for temporary workers within the United States. It is also important for the Company to diversify its pool of available temporary personnel to offer greater support to the service sector of the economy and other businesses that have more difficulty in moving off-shore. In addition, the Company's other segments may be adversely affected if they are required to compete from the Company's United States based operations against competitors based in such other countries. Although the Company has begun to expand its operations, in a limited manner and to serve existing customers, in such countries, and has established subsidiaries in some foreign countries, there can be no assurance that this effort will be successful or that the Company can successfully compete with competitors based overseas or who have established foreign operations.

The Company's business is dependent upon the continued financial strength of its customers. Customers that experience economic downturns or other negative factors are less likely to use the Company's services.

In the staffing services segment, a weakened economy results in decreased demand for temporary and permanent personnel. When economic activity slows down, many of the Company's customers reduce their use of temporary employees before they reduce the number of their regular employees. There is less need for contingent workers by all potential customers, who are less inclined to add to their costs. Since employees are reluctant to risk changing employers, there are fewer openings and reduced activity in permanent placements as well. In addition, while in many fields there are ample applicants for available positions, variations in the rate of unemployment and higher wages sought by temporary workers in certain technical fields particularly characterized by labor shortages, could affect the Company's ability to meet its customers' demands in these fields and the Company's profit margins. The segment has also experienced margin erosion caused by increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal. In addition, increased payroll and other taxes, some of which the Company is unable to pass on to customers, place pressure on margins.

Customer use of the Company's telecommunications services is similarly affected by a weakened economy in that some of the Company's customers reduce their use of outside services in order to provide work to their in-house departments and, in the aggregate, because of the current downturn in the telecommunications industry and continued over capacity, there is less available work. In addition, the reduction in telecommunications companies' capital expenditure projects during the current economic climate has significantly reduced the segment's operating margins and minimal improvement can be expected until the industry begins to increase its capital expenditures. Recent actions by major long-distance telephone companies regarding local residential service could also negatively impact both sales and margins of the Business Systems division. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base which has also increased competition for available work, pressuring pricing and gross margins throughout the segment. The continued delay in telecommunications companies' capital expenditure projects has significantly reduced the segment's revenue and resulted in continuing operating losses. A return to material profitability will be difficult until the industry begins to increase its capital expenditures.

Additionally, the degree and timing of customer acceptance of systems and of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services, could adversely affect the Company's businesses.

MANY OF THE COMPANY'S CONTRACTS EITHER PROVIDE NO MINIMUM PURCHASE REQUIREMENTS OR ARE CANCELABLE DURING THE TERM.

In all segments, many of the Company's contracts, even those master service contracts whose duration spans a number of years, provide no assurance of any minimum amount of work that will actually be available under any contract. Most staffing services contracts are not sole source, so the segment must compete for each placement at the customer. Similarly many telecommunications master contracts require competition in order to obtain each individual work project. In addition, many of the Company's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the Company is not in default under the contract. Therefore, these contracts do not give the assurances that long-term contracts typically provide.

THE COMPANY'S STAFFING SERVICES BUSINESS AND ITS OTHER SEGMENTS SUBJECTS IT TO EMPLOYMENT-RELATED AND OTHER CLAIMS.

The Company's staffing services business employs individuals on a temporary basis and places them in a customer's workplace. The Company's ability to control the customer workplace is limited, and the Company risks incurring liability to its employees for injury or other harm that they suffer at the customer's workplace. Although the Company has not historically suffered materially for such harm suffered by its employees, there can be no assurance that future claims will not materially adversely affect the Company.

Additionally, the Company risks liability to its customers for the actions of the Company's temporary employees that may result in harm to the Company's customers. Such actions may be the result of negligence or misconduct on the part of the Company's employees. These same factors apply to all of the Company's business units, although the risk is reduced where the Company itself controls the workplace. Nevertheless, the risk is present in all segments.

The Company may incur fines or other losses and negative publicity with respect to any litigation in which it becomes involved. Although the Company maintains insurance for many such actions, there can be no assurance that its insurance will cover future actions or that the Company will continue to be able to obtain such insurance on acceptable terms, if at all.

NEW AND INCREASED GOVERNMENT REGULATION COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, ESPECIALLY ITS CONTINGENT STAFFING BUSINESS.

Certain of the Company's businesses are subject to licensing and regulation in many states and certain foreign jurisdictions. Although the Company has not had any difficulty complying with these requirements in the past, there can be no assurance that the Company will continue to be able to do so, or that the cost of compliance will not become material. Additionally, the jurisdictions in which we do or intend to do business may:

o create new or additional regulations that prohibit or restrict the types of services that we currently provide;

o impose new or additional employee benefit requirements, thereby increasing costs that may not be able to be passed on to customers or which would cause customers to reduce their use of the Company's services, especially in its staffing services segment, which would adversely impact the Company's ability to conduct its business;

o    require the Company to obtain additional  licenses to provide its services;
     or

o increase taxes (especially payroll and other employment related taxes) or enact new or different taxes payable by the providers of services such as those offered by the Company, thereby increasing costs, some of which may not be able to be passed on to customers or which would cause customers to reduce their use of the Company's services, especially in its staffing services segment, which would adversely impact the Company's ability to conduct its business.

In addition, certain private and governmental entities have focused on the contingent staffing industry in particular and, in addition to their potential to impose additional requirements and costs, they and their supporters could cause changes in customers' attitudes toward the use of outsourcing and temporary personnel in general. This could have an adverse effect on the Company's contingent staffing business.

THE COMPANY IS DEPENDENT UPON ITS ABILITY TO ATTRACT AND RETAIN CERTAIN TECHNOLOGICALLY QUALIFIED PERSONNEL.

The Company's future success is dependent upon its ability to attract and retain certain classifications of technologically qualified personnel for its own use, particularly in the areas of research and development, implementation and upgrading of internal systems, as well as in its staffing services segment. The availability of such personnel is dependent upon a number of economic and demographic conditions. The Company may in the future find it difficult or more costly to hire such personnel in the face of competition from other companies.

THE INDUSTRIES IN WHICH THE COMPANY DOES BUSINESS ARE VERY COMPETITIVE.

The Company operates in very competitive industries with, in most cases, limited barriers to entry. Some of the Company's principal competitors are larger and have substantially greater financial resources than the Company. Accordingly, these competitors may be better able than the Company to attract and retain qualified personnel and may be able to offer their customers more favorable pricing terms than the Company. In many businesses, small competitors can offer similar services at lower prices because of lower overheads.

The Company, in all segments, has experienced intense price competition and pressure on margins and lower renewal markups for customers' contracts than previously obtained. While the Company has and will continue to take action to meet competition in its highly competitive markets with minimal impact on margins, there can be no assurance that the Company will be able to do so.

The Company, in certain businesses in all segments, must obtain or produce products and systems, principally in the IT environment, to satisfy customer requirements and to remain competitive. While the Company has been able to do so in the past, there can be no assurance that in the future the Company will be able to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner and to achieve customer acceptance of its products and systems in markets characterized by rapidly changing technology and frequent new product introductions. In addition, the Company's products and systems are subject to risks inherent in new product introductions, such as start-up delays, cost overruns and uncertainty of customer acceptance, the Company's dependence on third parties for some product components and in certain technical fields particularly characterized by labor shortages, the Company's ability to hire and retain such specialized employees, all of which could affect the Company's ability to meet its customers' demands in these fields and the Company's profit margins.

In addition to these general statements, the following information applies to the specific segments identified below.

The Company's Staffing Services segment is in a very competitive industry with few significant barriers to entry. There are many temporary service firms in the United States and Europe, many with only one or a few offices that service only a small market. On the other hand, some of this segment's principal competitors are larger and have substantially greater financial resources than Volt and service the national accounts whose business the Company solicits. Accordingly, these competitors may be better able than Volt to attract and retain qualified personnel and may be able to offer their customers more favorable pricing terms than the Company. Furthermore, all of the staffing industry is subject to the fact that contingent workers are provided to customers and most customers are more protective of their full time workforce than contingent workers.

The results of the Company's Computer Systems segment are highly dependent on the volume of calls to this segment's customers which are processed by the segment under existing contracts, the segment's ability to continue to secure comprehensive listings from others at acceptable pricing, its ability to obtain additional customers for these services and on its continued ability to sell products and services to new and existing customers. The volume of transactions with this segment's customers is subject to reduction as consumers utilize listings offered on the Internet. This segment's position in its market depends largely upon its reputation, quality of service and ability to develop, maintain and implement information systems on a cost competitive basis. Although Volt continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products can be successfully marketed.

The Company's Telecommunications Services segment faces substantial competition with respect to all of its telecommunications services from other suppliers and from in-house capabilities of present and potential customers. Since many of our customers provide the same type of services as the segment, the segment faces competition from its own customers and potential customers as well as from third parties. The telecommunications service segment performs much of its services outdoors, and its business can be adversely affected by the degree and effects of inclement weather. Some of this segment's significant competitors are larger and have substantially greater financial resources than Volt. There are relatively few significant barriers to entry into certain of the markets in which the segment operates, and many competitors are small, local companies that generally have lower overhead. Volt's ability to compete in this segment depends upon its reputation, technical capabilities, pricing, quality of service and ability to meet customer requirements in a timely manner. Volt believes that its competitive position in this segment is augmented by its ability to draw upon the expertise and resources of other Volt segments.

THE COMPANY MUST SUCCESSFULLY INTEGRATE THE PURCHASED DIRECTORY AND OPERATOR SERVICES BUSINESS INTO THE COMPANY'S COMPUTER SYSTEMS SEGMENT

On August 2, 2004, Volt Delta Resources, LLC ("Volt Delta"), a wholly-owned subsidiary of the Company, acquired from Nortel Networks, Inc. ("Nortel Networks") certain of the assets (consisting principally of customer base and contracts, intellectual property and inventory) and certain specified liabilities of Nortel Networks directory and operator services ("DOS") business, in exchange for a 24% minority equity interest in Volt Delta. Together with its subsidiaries, Volt Delta is reported as the Company's Computer Systems Segment. The Company's results in this segment are dependent upon the Company's ability to continue the successful integration of the acquisition into Volt Delta's business with minimal interference with the segment's business.

THE COMPANY MUST STAY IN COMPLIANCE WITH ITS SECURITIZATION PROGRAM AND OTHER LOAN AGREEMENTS

The Company is required to maintain a sufficient credit rating to enable it to continue its $150 million Securitization Program and other loan agreements and maintain its existing credit rating in order to avoid any increase in interest rates and any increase in fees under these credit agreements, as well as to comply with the financial and other covenants applicable under the credit agreements and other borrowing instruments. While the Company was in compliance with all such requirements at the end of the fiscal year and believes it will remain in compliance throughout the remainder of the 2005 fiscal year, there can be no assurance that will be the case or that waivers may not be required.

THE COMPANY'S PRINCIPAL SHAREHOLDERS OWN A SIGNIFICANT PERCENTAGE OF THE COMPANY AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER THE COMPANY AND THEIR INTERESTS MAY DIFFER FROM THOSE OF OTHER SHAREHOLDERS.

As of December 31, 2004, the Company's principal shareholders controlled approximately 46% of the Company's outstanding common stock. Accordingly, these shareholders are able to control the composition of the Company's board of directors and many other matters requiring shareholder approval and will continue to have significant influence over the Company's affairs. This concentration of ownership also could have the effect of delaying or preventing a change in control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of the Company.

THE COMPANY'S STOCK PRICE COULD BE EXTREMELY VOLATILE AND, AS A RESULT, INVESTORS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE THEY PAID FOR THEM.

Among the factors that could affect the Company's stock price are:

o while the Company's stock is traded on the New York Stock Exchange, there is limited float, and a low average daily trading volume;

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

The stock market has and may in the future experience extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against the Company, it would incur substantial legal fees and management's attention and resources would be diverted from operating its business in order to respond to the litigation.

Staffing Services Segment
-------------------------

Volt's Staffing Services segment, through two divisions, the Technical Placement division and the Administrative and Industrial division, provides a broad spectrum of staffing services in three major functional areas: Staffing Solutions, Information Technology ("IT") Solutions and E-Procurement Solutions, to a wide range of customers throughout the world. The Technical Placement division provides Staffing Solutions, IT Solutions and E-Procurement Solutions, while the Administrative and Industrial division provides Staffing Solutions.

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

     Volt Services Group/Volt Europe/Volt Human Resources (Staffing Solutions Group)

     Staffing solutions provided by this segment are generally identified and marketed throughout the United States as "Volt Services Group," throughout Europe as "Volt Europe" and throughout Canada as "Volt Human Resources"

     (the "Staffing Solutions Group") and provide a broad range of employee staffing and professional services, from over 300 branches, including dedicated on-site offices located on customer premises. The Staffing Solutions Group is a single-source provider of all levels of staffing, offering to customers an extensive range of alternative employment services. Offerings include managed staffing programs, known as Volt Source, in which the segment is responsible for fulfilling a customer's entire alternative staffing requirements and engages subcontractors to assist the segment in satisfying those requirements; alternative staffing of clerical, administrative, light industrial, technical, professional and information technology personnel; employment, direct hire and professional personnel placement services; referred employee management services; human resources outsourcing; and specifically tailored recruitment services.

     The Staffing Solutions Group provides skilled employees, such as computer and other IT specialties, engineering, design, scientific and technical support and accounting and financial personnel, in its Technical Placement division. This group also provides lesser skilled employees, such as administrative, clerical, office automation, bookkeeping, call center, light industrial and other personnel, in its Administrative and Industrial division. The Staffing Solutions Group matches available workers to employer assignments and, as a result, competes both to recruit and maintain a database of potential employees and to attract customers to employ contingent workers. Assignments are provided for varying periods of time (both short and long-term) to companies and other organizations (including government agencies and non profit entities) in a broad range of industries that have a need for such personnel, but are unable, or choose not to, engage certain personnel as their own employees. Customers range from those that require one or two temporary employees at a time to national accounts that require as many as several thousand temporary employees at one time.

     The Staffing Solutions Group furnishes contingent employees to meet specific customer requirements, such as to complete a specific project or subproject (with employees typically being retained until its completion), to enable customers to scale their workforce according to business conditions, meet a particular need that has arisen, substitute for regular employees during vacation or sick leave, staff high turnover positions, fill in during the full-time hiring process or during a hiring freeze, and staff seasonal peaks, conversions, inventory taking and offices that are downsizing. Many large organizations utilize contingent labor as a strategic element of their overall workforce, allowing them to more efficiently meet their fluctuating staffing requirements. In certain instances, the Staffing Solutions Group also provides management personnel to coordinate and manage special projects and to supervise temporary employees.

     Many customers use more than one staffing services provider; however, in recent years, the practice of using a limited number of temporary suppliers, a sole temporary supplier or a primary supplier has become increasingly important among the largest companies. The Staffing Solutions Group has been successful in obtaining a number of large national contracts, which typically require on-site Volt representation and involve fulfilling requirements at multiple customer facilities. In addition to contracting for traditional temporary staffing, many of Volt's larger customers, particularly those with national agreements, have contracted for managed services programs under which Volt, in addition to itself providing staffing services, performs various administrative functions. These include centralized and coordinated order processing and procurement of other qualified staffing providers as subcontractors, commonly referred to as "associate vendors," to provide service in areas where the Company does not maintain an office or cannot recruit qualified personnel and to supply secondary source back-up recruiting or provide assistance in meeting the customer's stated diversity and/or subcontracting goals. In other managed programs, requisitions are sent simultaneously to a number of approved staffing firms, and Volt must compete for each placement. Other features of managed services programs include customized and consolidated billing to the customer for all of Volt's and associate vendors' services, and detailed management reports on staffing usage and costs. Some managed services programs are tailored to the customer's unique needs for single source consolidated billing, reporting and payment. In most cases, Volt is required to pay the associate vendor only after Volt receives payment from its customer. Volt also acts as an associate vendor to other national providers in their managed services programs to assist them in meeting their obligations to their customers. The bidding process for these managed service and national contracts, in general, is very competitive. Many contracts are for a one to three year time period, at which time they are typically re-bid. Others are for shorter periods or may be for the duration of a particular project or subproject or a particular need that has arisen, which requires additional or substitute personnel. These contracts expire upon completion of the project or when the particular need ends. Many of these contracts typically require considerable start-up costs and usually take from six to twelve months to reach anticipated revenue levels and reaching those levels is dependant on the customer's requirements at that time. The Staffing Solutions Group maintains a group dedicated to the acquisition, implementation and service of national accounts; however, there can be no assurance that Volt will be able to retain accounts that it currently serves, or that Volt can obtain additional national accounts on satisfactory terms.

     Branch offices that have developed a specialty in one or more disciplines often use the name "Volt" followed by their specialty disciplines to identify themselves. Other branch offices have adopted other names to differentiate themselves from traditional temporary staffing when their focus is more project oriented.

     Volt Services Group and Volt Human Resources maintain centralized databases, containing resumes of candidates from which they fill customer job requirements. Other candidates are referred by the customer itself for assignment as Volt employees. Volt Europe maintains similar computerized databases containing resumes of candidates from the United Kingdom and continental Europe. These higher skilled individuals employed by the Staffing Solutions Group are frequently willing to relocate to fill assignments while lesser skilled employees are generally recruited and assigned locally, and employment information/resumes for these employees are maintained in computerized databases at branch offices. In addition to maintaining its proprietary Internet recruiting sites, the segment has numerous contracts with independent job search Web site companies.

     Individuals hired by the Staffing Solutions Group typically become Volt employees or contractors during the period of their assignment. As employer of record, Volt is responsible for the payment of wages, payroll taxes, workers' compensation and unemployment insurance and other benefits, which may include paid sick days, holidays and vacations and medical insurance. Class action lawsuits have been instituted in the United States against some users of temporary services, including some customers of the Company, by certain temporary employees assigned to the customers, and a few have been threatened or commenced against providers of temporary services, including one case instituted against the Company and other temporary agencies. In general, these lawsuits claim that certain temporary employees should be classified as the customers' employees and are entitled to participate in certain of the customers' benefit programs. In the Company's European markets, temporary services are more heavily regulated than in the United States and litigation and governmental activity (at European Union and national levels) directed at the way the industry does business is also being conducted or considered. Volt does not know the effect, if any, the resolution of these cases or the outcome of governmental activity will have on the industry in general or upon the Staffing Solutions Group's business.

     Volt Services Group and Volt Europe also provide permanent employment services. In the United States, these services are provided through Volt Professional Placement, an employment search organization specializing in the recruitment and direct hire of individuals in professional disciplines, including information technology, technical, accounting, finance and administrative support disciplines. The direct placement recruiters operate within Volt's existing United States and European branch system. Customers of this service include customers of Volt's Staffing Services and other segments.

     Volt has and will continue to make substantial investments in technological solutions that focus on core recruiting competencies, improving productivity and reducing administrative burdens for field operations, including new efficiencies for the onboarding process by the elimination of most paper forms. There can be no assurance that these solutions will be competitive, that the segment will continue to develop new solutions or that they will be successful.

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

     Shaw & Shaw provides and markets its services to large and small client companies in a broad spectrum of industries and non-profit organizations. Sales generated by Shaw & Shaw in fiscal 2004 represented less than 1% of the Staffing Services segment's total sales due to the Company reporting these revenues net of related payroll costs.

Information Technology Solutions
--------------------------------

     VMC Consulting/Volt Europe Solutions

     VMC Consulting (VMC) and Volt Europe Solutions offer a comprehensive portfolio of project-based professional services, often utilizing the pool of contingent employees of the other divisions of the Staffing Services segment, from product development and IT infrastructure to customer support in outsource, insource or blended environment to Global 2000 clients in North America, Asia and Europe.

     These business units, as part of the Technical Placement division, perform outsource services in the form of project-based work, in which the Company assumes responsibility for project milestones and deliverables. Services include hardware and software testing, software development, data center management, project management, information technology services, technical communications, extended sales, technical support and technical communications. State-of-the-art technology solutions are delivered to clients on a project basis, with the work performed either in Volt's premises or at the client's location.

     At the end of fiscal 2004, Volt Europe Solutions was integrated into VMC Consulting Europe. VMC Consulting is based in Redmond, Washington and VMC Consulting Europe is based in Slough, England and Redhill, England.

     Although VMC Consulting continues its efforts to increase its customer base and to broaden its services, there is no assurance that its present or future services will be competitive, that it will continue to obtain new customers or renew and/or extend existing customer contracts or develop new services or that its present services or new services will continue to be successfully marketed.

E-Procurement Solutions
-----------------------

     ProcureStaff

     Increasingly, corporations, industry consortia and other buying communities are leveraging the efficiencies of the Internet to maximize their buying power. To take advantage of this e-commerce market, a wholly-owned subsidiary, ProcureStaff, Ltd., provides managed service programs by means of a web-based, vendor neutral procurement and management solution.

     A vendor neutral program enables a customer to meet its requirements by selecting a candidate from a number of competing firms, including Volt (if a selected vendor), based upon the customer requirements and the skills of the candidates. At the core of the ProcureStaff model are Consol and HRP, patent pending business-to-business e-commerce procurement applications that are designed to streamline client and vendor functions with increased efficiencies while significantly reducing costs.

     Utilizing Consol and HRP, web-based software systems, and proprietary management methodologies, ProcureStaff provides procurement and management solutions for supplemental or alternative staffing, primarily in the United States and Europe as part of the Technical Placement division.

     Consol also automates and manages the source-to-settle process for resource-based services to provide visibility and centralized control over all categories of enterprise-wide services expenditures. ProcureStaff provides this source-to-settle process to its customers with web-based access for requisition management, electronic procurement, relationship management, vendor management, time keeping, consolidated invoicing, consolidated billing and paying, resource redeployment, demand management and sophisticated on-line ad-hoc management reporting.

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

     The enhancements to ProcureStaff's software systems and the ability of ProcureStaff to offer a vendor neutral procurement environment is designed to enable ProcureStaff to pursue new opportunities in the business-to-business marketplace.

     Although ProcureStaff continues its efforts to obtain new customers and to develop and enhance its services and systems, there is no assurance that its present or future services will be competitive, that it will continue to obtain new customers or renew and/or extend existing customer contracts or develop new services or that present services or new services will continue to be successfully marketed.

During the week ended October 31, 2004, the entire Staffing Services segment provided approximately 40,000 (36,700 in 2003) of its own temporary employees to its customers, in addition to employees provided by subcontractors and associate vendors.

While the markets for the entire Staffing Services segment's services include a broad range of industries throughout the United States and Europe, general economic conditions in specific geographic areas or industrial sectors affect the profitability of the segment. In the past, the segment had been adversely affected by the weakened economy in the United States and Europe, causing customers to significantly reduce their requirement for alternative and permanent staffing and the other services provided by this segment, although an improved economy has resulted in improved results for the segment. The segment had also experienced margin erosion caused by increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal. The segment had implemented a series of cost cutting initiatives and is committed to further efficiencies designed to increase profitability, however, there can be no assurances that this increase in profitability will occur as a result of these actions. In addition, this segment could be adversely affected by changes in laws, regulations and government policies, including the results of pending litigation and governmental activity regarding the staffing services industry, and related litigation expenses, customers' attitudes toward outsourcing and temporary personnel, any decreases in rates of unemployment in the future and higher wages sought by temporary workers, especially those in certain technical fields often characterized by labor shortages.

The Company has increased the number of higher margin project-oriented services to its customers and thus assumed greater responsibility for the finished product. As the Staffing Services segment increases the amount of project-oriented work it performs for customers, the risks of unsuccessful performance, including claims by customers, uncompensated rework and other liabilities increase. While the Company believes that it can successfully implement these project-based contracts, there can be no assurance that the Company will be able to do so, or that it can continue to obtain such contracts on a satisfactory basis or continue delivering quality results that satisfy its customers.

The ability of the entire Staffing Services segment to compete successfully for customers depends on its reputation, pricing and quality of service provided and its ability to engage, in a timely manner, personnel meeting customer requirements. Competition varies from market-to-market and country-to-country and in most areas, there are few significant barriers to entry and no single provider has a dominant share of the market. The staffing services market is highly competitive, particularly for office clerical and light industrial personnel. Pricing pressure from customers and competitors continues to be significant and high state unemployment and workers compensation rates continue to impact margins. Many of the contracts entered into by this segment are of a relatively short duration, and awarded on the basis of competitive proposals which are periodically re-bid by the customer. Under many of these contracts, there is no assurance of any minimum amount of work that will actually be available and Volt is frequently required to compete for each placement. Although Volt has been successful in obtaining various short and long-term contracts in the past, in many instances margins under these contracts have decreased. There can be no assurance that existing contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to the Company, or that revenues or profitability from an expired contract will be replaced. Some of this segment's national contracts are large, and the loss of any large contract could have a significantly negative effect on this segment's business unless, and until, the business is replaced. The segment competes with many technical service, temporary personnel, other alternative staffing and permanent placement firms, some of which are larger and have substantially greater financial resources than Volt, as well as with individuals seeking direct employment with the Company's existing and potential customers.


Telephone Directory Segment
---------------------------

Volt's Telephone Directory segment publishes independent telephone directories in the United States and publishes telephone directories in Uruguay; provides telephone directory production, commercial printing, database management, sales and marketing services; licenses directory production and contract management software systems to directory publishers and others; and provides various computer-based services to public utilities and financial institutions. This segment has transitioned in the United States, from the production of telephone directories for others, to the publishing of its own independent telephone directories and commencing in 2005 will do the same in Uruguay. This segment consists of DataNational, Directory Systems/Services, the Uruguay division and Volt VIEWtech.

     DataNational

     DataNational, Volt's independent telephone directory publisher, principally publishes community-based directories, primarily in the mid-Atlantic and southeastern portions of the United States. DataNational's community-based directories provide consumers with information concerning businesses that provide services within their local geographic area. The directories may also include features that are unique to the community, such as school information, maps and a calendar of events. All of the DataNational directories are also available on the Internet at www.communityphonebook.info. The division identifies markets where demographics and local shopping patterns are favorable to the division's community-oriented product and adjusts accordingly. During fiscal 2004, the division published 130 community, county and regional directories. DataNational's principal competitors are regional telephone companies, whose directories typically cover a much wider geographic area than the DataNational directories, as well as other independent telephone directory companies, which compete on the local level. DataNational's revenues are generated from yellow page advertising sold in its directories. Volt believes that advertisers are attracted to DataNational's community directories because the directories enable them to specifically target their local markets at a much lower cost than directories covering larger markets.

     Directory Systems/Services

     Directory Systems/Services develops and markets telephone directory systems and services to directory publishers, using computer systems manufactured by others, combined with proprietary software developed by the Company and by third parties specifically for the division. These systems manage the production and control of databases principally for directory and other advertising media publishers and produce digitized display advertisements and photocomposed pages, with integrated graphics for both printed and electronic yellow and white pages directories. These systems incorporate "workflow management," by which ads are automatically routed between workstations, increasing throughput and control, including management of additions and deletions of listings. These systems are licensed to, and the services are performed for, publishers and others worldwide, including the segment's DataNational division.

     Uruguay

     Until 2004, Volt's Uruguay division was the official publisher of white and yellow pages telephone directories for Antel, the government-owned telephone company in Uruguay, under a contract originally entered into in

     1983. Revenues are generated from the sale of yellow pages advertising. The contract with Antel was terminated early by mutual consent in fiscal 2004 and the division will now begin producing proprietary directories in Uruguay.

     In addition to the directory business, Volt's Uruguay division owns and operates an advanced directory printing facility, which includes, among other presses, a high speed, four-color, heat set printing press that is used to print not only its own telephone directories, but also directories for publishers in other South American countries. In addition, this facility does commercial printing, including magazines and periodicals, for various customers in Uruguay and elsewhere in South and Central America.

     Volt VIEWtech

     Volt VIEWtech services the energy and water utility industries, providing energy and water conservation based customer services. VIEWtech is one of the oldest and most experienced lenders and servicers for the Fannie Mae Energy Loan program, which provides energy efficient home improvement unsecured financing under major utility sponsorship. These loans are immediately resold, after closing, to Fannie Mae. VIEWtech services the loans after they are resold, providing billing, collection and document custodian services on behalf of Fannie Mae. VIEWtech also provides servicing for loans resold by other Fannie Mae Energy Loan lenders. VIEWtech is also a utility rebate processing firm, processing energy and water efficient appliance and home improvement rebates on behalf of utilities across the nation.

The Telephone Directory segment's ability to compete depends on its reputation, technical capabilities, price, quality of service and ability to meet customer requirements in a timely manner. Volt believes that its competitive position in this segment's areas of operations is augmented by its ability to draw upon the expertise and resources of its other segments. The segment faces intense competition for all of its services and products from other suppliers and from in-house facilities of potential customers. Some of this segment's significant competitors are companies that are larger and have substantially greater financial resources than Volt. This segment's sales and profitability are highly dependent on advertising revenue, which has been and continues to be affected by general and local economic conditions. Economic conditions in Uruguay and neighboring countries continue to have a significant adverse impact on advertising and printing revenue and operating profits of the Uruguay operation.

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

Telecommunications Services Segment
-----------------------------------

Volt's Telecommunications Services segment provides telecommunications and other services, including design, engineering, construction, installation, maintenance and removals of telecommunications equipment for the outside plant and central offices of telecommunications and cable companies, and within end-user premises, in the United States. This segment also provides complete turnkey services for wireless telecommunications carriers and wireless infrastructure suppliers, provides limited distribution of products and provides some non-telecommunications engineering and construction services.

The Telecommunications Services segment is a full-service provider of turnkey solutions to the telecommunications, cable and related industries, as well as for large corporations and governmental entities. The segment's services include:

o Engineering services, including feasibility studies, right-of-way acquisition, network design and detailed engineering for copper, coaxial and fiber systems, carrier systems design, conduit design, computer-aided design drafting, digitizing records, building industry consultant engineering (BICSI), turnkey design, program management, air pressure design and record verification.

o Construction services, including both aerial and underground construction services, using the Company's owned and leased vehicles and equipment. These services include jack and bore, directional boring, trenching and excavation, conduit and manhole systems, cable placement and splicing, pole placement and wrecking, copper, coaxial and long- and short-haul fiber optic cable installation, splicing, termination and testing, project management and inspection services.

o Business Systems Integration services, including structured cabling and wiring and field installation and repair services involving the design, engineering, installation and maintenance of various types of local and wide-area networks, utilizing copper wiring, coaxial and fiber optics, for voice, data and video, and digital subscriber lines (DSL) and other broadband installation and maintenance services to operating telephone companies, long distance carriers, telecommunications equipment manufacturers, cable companies and large end-users, in both the government and private sectors.

o Central Office services, including engineering, furnishing and installing (EF&I) services, maintenance and removal of transmission systems, distribution frame systems, AC/DC power systems, wiring and cabling, switch peripheral systems, equipment assembly and system integration and controlled environment structures, and other network support services, such as grounding surveys and asset management.

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

This segment also accommodates customers in the telecommunications industry that require a full range of services from multiple Volt business segments, such as human resources, systems analysis, network integration, software development and turnkey applications. This segment also resells telecommunications equipment to customers. In addition, this segment offers the added value of being able to provide total management of multi-discipline projects because of its ability to integrate efforts on a single project and to assume responsibility for programs that require a single point of contact and uniform quality. The segment performs these services on a project and/or contract personnel placement basis in the outside plant, central offices, wireless sector and within end-user premises. Customers include telephone operating companies, inter-exchange carriers, long distance carriers, local exchange carriers, wireless carriers, telecommunications equipment manufacturers, cable television providers, electric, gas, water and water-services utilities, federal, state and municipal government units and private industry.

This segment faces substantial competition with respect to all of its telecommunications services from other suppliers and from in-house capabilities of potential customers. Additionally, many customers provide the same type of services as the segment, which means that the segment faces competition from its own customers as well as from third parties. Construction services have been, and could be in the future, adversely affected by weather conditions, because much of the business is performed outdoors. Some of this segment's significant competitors are larger and have substantially greater financial resources than Volt. There are few significant barriers to entry into certain of the markets in which the segment operates, and many competitors are small, local companies that generally have lower overhead. Volt's ability to compete in this segment depends upon its reputation, technical capabilities, pricing, quality of service and ability to meet customer requirements in a timely manner. Volt believes that its competitive position in this segment is augmented by its ability to draw upon the expertise and resources of other Volt segments.

A portion of Volt's business in this segment is obtained through the submission of competitive proposals for contracts that typically expire within one to three years and upon expiration are re-bid and price is often an important factor in the award of such agreements. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract. Under many of these contracts, including master service contracts, there is no assurance of any minimum amount of work that will actually be available. Therefore, these contracts do not give the assurances that long-term contracts typically provide. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business and customers, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms or that the Company can obtain new business and customers. The continued delay in telecommunications companies' capital expenditure projects has significantly reduced the segment's revenue and resulted in continuing operating losses. A return to material profitability will be difficult until the industry begins to increase its capital expenditures.

Computer Systems Segment
------------------------

The Company's Computer Systems segment consists of Volt Delta, which is 76% owned by the Company, and its subsidiaries. On August 2, 2004, Volt Delta, which prior to that time was a wholly-owned subsidiary of the Company, consummated a Contribution Agreement with Nortel Networks under which Nortel Networks contributed substantially all of the assets (consisting principally of customer base and contracts, intellectual property and inventory) and certain specified liabilities of its directory and operator services ("DOS") business to Volt Delta in exchange for a 24% minority interest in Volt Delta. The Company and Nortel Networks have also entered into agreements which provide for the management of Volt Delta and the respective rights and obligations of the interest holders thereof. For further information on the transaction, see the Company's Current Report on Form 8-K dated August 2, 2004.

Volt's Computer Systems segment provides directory and operator services, and designs, develops, sells, leases and maintains computer-based directory assistance services along with other database management and related services, primarily to the telecommunications industry. It also provides third party IT and data services to others. This segment is comprised of three business units:
Volt Delta Resources ("VoltDelta"), DataServ and Maintech.

     VoltDelta

     VoltDelta unit markets information services solutions to telephone companies and inter-exchange carriers worldwide. The unit sells information service systems to its customers and in addition, provides an Application Service Provider ("ASP") model which also provides information services, including infrastructure and database content, on a transactional use fee basis. The VoltDelta unit has service agreements with major telecommunications carriers in North America and Europe.

     To meet the needs of customers who desire to upgrade their operator services capabilities by procuring services as an alternative to making a capital investment, the unit has deployed and is marketing enhanced directory assistance and other information service capabilities as a transaction-based ASP service, charging a fee per transaction. One ASP service is marketed as DirectoryExpress, which provides access to over 180 million United States and Canadian business, residential and government listings to directory assistance operators and automation systems worldwide. Another ASP service is Directory Assistance Automation ("DAA"), which is currently deployed by major carriers. The VoltDelta unit owns and operates its own proprietary systems and provides its customers access to a national database sourced from listings obtained by Volt Delta from various telephone companies and other independent sources. In addition, the VoltDelta unit continues to provide customers with new systems, as well as enhancements to existing systems, equipment and software.

     The VoltDelta unit's InfoExpress suite of services includes iExpress, a service that enables its transaction-based customers to offer operator-assisted yellow pages, directions and other information dependent enhanced services. For consumers (the end-users), especially cellular and PCS users, InfoExpress provides a more convenient and efficient level of directory assistance service since, among other things, consumers may obtain enhanced directory and yellow pages information without having to know the correct area code or even the name of the business. Enhanced information services are particularly attractive in the wireless market, where there is no access to printed telephone directories. The unit's ASP services are being delivered over the switched telephone network to live operators, via the Internet and, recently, through DAA voice portals using speech recognition technologies.

     DataServ

     DataServ was established in fiscal year 2002 as a separate division of Volt Delta to target non-telco enterprise customers with enhanced directory assistance and information services. The division's services utilize the most accurate consumer and business databases to allow companies to improve their operations and marketing capabilities. Working with Volt Delta and other data aggregators, DataServ's information is updated daily and is substantially augmented with specialized information unique to the non-telco enterprise customer. DataServ integrates customer applications access via XML and other advanced technologies with its various databases. DataServ has agreements with several agents and resellers to distribute its services into targeted industries.

Although the VoltDelta unit was successful during fiscal year 2004 in obtaining new customers for these services, including major telephone companies serving the long distance and cellular markets, and DataServ expanded its customer base and achieved significant revenue growth, there can be no assurance that it will continue to be successful in marketing these services to additional customers, or that the customers' volume of transactions will be at a level sufficient to enable the segment to maintain profitability.

In order to fulfill its commitments under its contracts, the VoltDelta unit and DataServ are required to develop advanced computer software programs and purchase substantial amounts of computer equipment, as well as license data content, from several suppliers. Most of the equipment and data content required for these contracts is purchased as needed and is readily available from a number of suppliers.

Maintech

Maintech, a division of Volt Delta, provides managed IT service solutions to mid-size and large corporate clients across the United States and Canada, including many of those who have purchased systems from Volt Delta. Its service offerings are tailored to mission-critical, multi-platform operating environments where standards of system availability of 99+% are the norm. Its target markets include banking and brokerage, telecommunications, aerospace, healthcare and hospital, and higher education. Maintech's services portfolio includes three groups of interrelated services:

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

This segment operates in a business environment which is highly competitive. Some of this segment's principal competitors are larger and have substantially greater financial resources than Volt. This segment's results are highly dependent on the volume of transactions which are processed by the segment under existing contracts, the segment's ability to continue to secure comprehensive listings from others, its ability to obtain additional customers for these services and on its continued ability to sell products and services to new and existing customers. This segment's position in its market depends largely upon its reputation, quality of service and ability to develop, maintain and implement information systems on a cost competitive basis. Although the segment continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products can be successfully marketed.

Some of this segment's contracts expired in 2004, while others were renewed and new contracts were awarded to the segment. Other contracts are scheduled to expire in 2005 through 2008. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract. Therefore, these contracts do not give the assurances that long-term contracts typically provide. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business and customers, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms or that new business and customers can be obtained.

Research, Development and Engineering
-------------------------------------
During fiscal years 2004, 2003 and 2002, the Company expended approximately $4.7 million, $2.1 million and $2.5 million, respectively, on research, development and engineering for product and service development and improvement, substantially all of which is Company sponsored, and none of which was capitalized. The major portion of research and development expenditures was incurred by the Computer Systems segment.

In addition, the Company invests in software for internal use, including planning, coding, testing, deployment, training and maintenance. In fiscal 2004, expenditures for internal-use software were $19.3 million of which $7.3 million was capitalized.

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

Customers
---------
In fiscal 2004, the Telecommunications Services segment's sales to four customers accounted for approximately 17%, 15%, 12%, and 11% respectively, of the total sales of that segment; the Computer Systems segment's sales to one customer accounted for approximately 28% of the total sales of that segment; the Staffing Services segment's sales to one customer accounted for approximately 14% of the total sales of that segment; and the Telephone Directory segment's sales to one customer accounted for approximately 10% of the total sales of that segment. In fiscal 2004, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 12% of the Company's consolidated net sales of $1.9 billion and 7.6% of the Company's consolidated gross billings of $3.0 billion. The difference between net sales and gross billings is the Company's associate vendor costs, which are excluded from sales due to the Company's relationship with the customers and the Company's associate vendors, who have agreed to be paid subject to receipt of the customers' payment to the Company. Generally accepted accounting principles require these sales to be reported net. The Company believes that gross billing is a meaningful measure, which reflects actual volume by the customers.

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

The loss of one or more of these customers, unless the business is replaced by the segment, could result in an adverse effect on the results for that segment's business.

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

Employees
---------
During the week ended October 31, 2004, Volt employed approximately 45,000 persons, including approximately 40,000 persons who were on temporary assignment for the Staffing Services segment. Volt is a party to two collective bargaining agreements, which cover a small number of its employees. The Company believes that its relations with its employees are satisfactory.

Certain services rendered by Volt's operating segments require highly trained technical personnel in specialized fields, some of whom are currently in short supply and, while the Company currently has a sufficient number of such technical personnel in its employ, there can be no assurance that in the future, these segments can continue to employ sufficient technical personnel necessary for the successful conduct of their services without significantly higher costs.

Regulation
----------
Some states in the United States license and regulate temporary service firms, employment agencies and construction companies. In Europe, the temporary service business and employment agencies are subject to regulation at both country and European levels. In connection with foreign sales by the Telephone Directory and Computer Systems segments, the Company is subject to export controls, including restrictions on the export of certain technologies. With respect to countries in which the Company's Telephone Directory and Computer Systems segments presently sell certain of their current products, the sale of their current products, both hardware and software, are permitted pursuant to a general export license. If the Company began selling to countries designated by the United States as sensitive or developed products subject to restriction, sales would be subject to more restrictive export regulations.

Compliance with applicable present federal, state and local environmental laws and regulations has not had, and the Company believes that compliance with those laws and regulations in the future will not have, a material effect on the Company's earnings, capital expenditures or competitive position.



                                      -23

Access to Company Information
-----------------------------
The Company electronically files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission ("SEC"). These and other SEC filings by the Company are available to the public over the Internet at the SEC's website at http://www.sec.gov and at the Company's website at
http://www.volt.com in the Investor Information section as soon as reasonably practicable after they are electronically filed with the SEC. Copies of the Company's Code of Ethics and other significant corporate policies are also available at the Company's website in the Investor Information section. Copies are also available without charge upon request to Volt Information Sciences, Inc., 560 Lexington Avenue, New York, New York 10022, 212-704-2400, Attention:
Shareholder Relations.


ITEM 2.  PROPERTIES

The Company occupies approximately 46,000 square feet of space at 560 Lexington Avenue, New York, New York under leases that expire in 2007 and 2009. The facility serves as the Company's corporate headquarters, the headquarters for the Company's Computer Systems segment and a base for certain operations of the Company's Staffing Services segment. The following table sets forth certain information as to each of the Company's other major facilities:


                                                                       Approximate Sq. Ft.            If Leased, Year of
Location                     Business Segment                            Leased Or Owned               Lease Expiration
--------                     ----------------                          -------------------            ------------------
Orange,                      West Region Headquarters                        200,000                       Owned (1)
California                   Accounting Center
                             Staffing Services
                             Computer Systems

El Segundo,                  Staffing Services                               20,000                         Owned
California

San Diego,                   Staffing Services                               20,000                         Owned
California

Montevideo,                  Telephone Directory                             96,000                          2007
Uruguay

Blue Bell,                   Telephone Directory                             55,000                          2007
Pennsylvania                 Computer Systems

Redmond,                     Staffing Services                               46,000                          2010
Washington                                                                   40,000                          2005

Edison,                      Telecommunications Services                     42,000                          2010
New Jersey

Wallington,                  Computer Systems                                32,000                          2008
New Jersey

(1) See Note F of Notes to Consolidated Financial Statements for information regarding a term loan secured by a deed of trust on this property.


In the second quarter of 2004, the Company sold its 134,000 square foot facility in Thousand Oaks, CA which was previously leased by the Company to its former 59% owned subsidiary, Autologic Information International, Inc., which interest was sold in November 2001. The cash transaction resulted in a $9.5 million gain, net of taxes of $4.6 million.

In the fourth quarter of 2004, the Company sold its 39,000 square foot facility in Anaheim, CA resulting in a gain of $3.3 million. The property was no longer used by the Company.

In addition, the Company leases space in approximately 230 other facilities worldwide (excluding month-to-month rentals), each of which consists of less than 20,000 square feet. These leases expire at various times from 2005 until 2011.

At times, the Company leases space to others in the buildings that it owns or leases, if it does not require the space for its own business. The Company believes that its facilities are adequate for its presently anticipated uses and that it is not dependent upon any individually leased premises.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.



                                      -25

                               Executive Officers
                               ------------------

WILLIAM SHAW, 80, a founder of the Company, has been President and Chairman of the Board of the Company since its inception in 1957 and has been employed in executive capacities by the Company and its predecessors since 1950.

JEROME SHAW, 78, a founder of the Company, has been Executive Vice President and Secretary of the Company since its inception in 1957 and has been employed in executive capacities by the Company and its predecessors since 1950.

JAMES J. GROBERG, 76, has been a Senior Vice President and Principal Financial Officer of the Company since September 1985 and was also employed in executive capacities by the Company from 1973 to 1981.

STEVEN A. SHAW, 45, has been a Senior Vice President of the Company since November 2000 and served as Vice President of the Company from April 1997 until November 2000. He has been employed by the Company in various capacities since November 1995.

HOWARD B. WEINREICH, 62, has been General Counsel of the Company since September 1985 and a Senior Vice President of the Company since May 2001. He has been employed in executive capacities by the Company since 1981.

THOMAS DALEY, 50, has been Senior Vice President of the Company since March 2001 and has been employed in executive capacities by the Company since 1980.

LUDWIG M. GUARINO, 53, has been Treasurer of the Company since January 1994 and has been employed in executive capacities by the Company since 1976.

JACK EGAN,  55, has been Vice  President - Corporate  Accounting  and  Principal
Accounting Officer since January 1992 and has been employed in executive capacities by the Company since 1979.

DANIEL G. HALLIHAN, 56, has been Vice President - Accounting Operations since January 1992 and has been employed in executive capacities by the Company since 1986.

NORMA J. KRAUS, 73, has been Vice President - Human Resources since March 1987 and has been employed in executive capacities by the Company since 1979.

William Shaw and Jerome Shaw are brothers. Steven A. Shaw is the son of Jerome Shaw. Bruce G. Goodman, a director of the Company, is the son-in-law of William Shaw. There are no other family relationships among the executive officers or directors of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the New York Stock Exchange (NYSE Symbol-VOL). The following table sets forth the high and low prices of Volt's common stock, as reported by the NYSE, during the Company's two fiscal years ended October 31, 2004:


                                                  2004                                       2003
                                     --------------------------------           --------------------------------
Fiscal Period                              High             Low                       High             Low
                                           ----             ---                       ----             ---
First Quarter                            $23.55           $17.70                     $18.92          $13.15
Second Quarter                            27.79            21.20                      14.40            9.39
Third Quarter                             31.98            23.03                      18.80           12.11
Fourth Quarter                            31.23            22.28                      19.45           15.40



As of January 6, 2005, there were approximately 349 holders of record of the Company's common stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

Cash dividends have not been paid during the reported periods. The Company's credit agreement contains financial covenants, one of which limits dividends in any fiscal year to 50% of the prior year's consolidated net income, as defined. Therefore, the amount available for dividends at November 1, 2004 was $16.9 million. The Company does not currently anticipate the payment of cash dividends in fiscal 2005 beyond Volt Delta's obligation to pay Nortel a distribution of its proportionate share of excess cash, as defined.

The following table sets forth certain information, as at October 31, 2004, with respect to the Company's equity compensation plans:


                                          Number of securities to be       Weighted-average        Number of securities
                                            issued upon exercise of       exercise price of       remaining available for
                                             outstanding options,        outstanding options,      future issuance under
           Plan Category                      warrants and rights        warrants and rights     equity compensation plans
           -------------                      -------------------        -------------------     -------------------------
Equity compensation plans approved
by security holders                                    527,753(a)             $20.77                       340,430(a)

Equity compensation plans not
approved by security holders                                  -                     -                            -
                                                        -------               -------                      -------

Total                                                  527,753                $20.77                       340,430
                                                       =======                ======                       =======

(a) Under the Company's 1995 Non-Qualified Stock Option Plan, the Company's only equity compensation plan. Upon the expiration, cancellation or termination of unexercised granted options, shares subject to those options will again be available for the grant of options under the plan.

No information of the type called for by Items 701 and 703 of Regulation S-K (relating to unregistered sales of equity securities by the Company and purchases of equity securities by the Company and affiliated purchasers) is required to be included in this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                             Year Ended (Notes 1, 2 and 3)
                                                  ---------------------------------------------------------------------------------
                                                       October         November        November       November         November
                                                       31, 2004        2, 2003         3, 2002        4, 2001          3, 2000
                                                       --------        --------        --------       --------         --------
                                                                      (Restated)      (Restated)      (Restated)      (Restated)
                                                                           (In thousands, except per share data)
Net Sales                                             $1,924,777      $1,609,491      $1,468,093      $1,901,491      $2,099,921
                                                      ==========      ==========      ==========      ==========      ==========
Income (loss) from continuing operations -
    before items shown below--Note 4                     $24,196          $4,205         ($5,096)         $7,296         $31,930
Discontinued operations--Note 5                            9,520                           4,310            (814)           (697)
Cumulative effect of a change in accounting -
    goodwill impairment--Note 4                                                          (31,927)
                                                      ----------      ----------      ----------      ----------      ----------
Net income (loss)                                        $33,716          $4,205        ($32,713)         $6,482         $31,233
                                                      ==========      ==========      ==========      ==========      ==========

Per Share Data
--------------
Basic:
   Income (loss) from continuing operations -
    before items shown below                              $1.59           $0.28          ($0.33)          $0.48           $2.11
   Discontinued operations                                  .62                            0.28           (0.06)          (0.05)
   Cumulative effect of a change in accounting                                            (2.10)
                                                      ----------      ----------      ----------      ----------      ----------
   Net income (loss)                                      $2.21           $0.28          ($2.15)          $0.42           $2.06
                                                      ==========      ==========      ==========      ==========      ==========
   Weighted average number of shares                     15,234          15,218          15,217          15,212          15,139
                                                      ==========      ==========      ==========      ==========      ==========

Diluted:
   Income (loss) income from continuing
    operations - before items shown below                 $1.58           $0.28          ($0.33)          $0.48           $2.09
   Discontinued operations                                  .62                            0.28           (0.06)          (0.05)
   Cumulative effect of a change in accounting                                            (2.10)
                                                      ----------      ----------      ----------      ----------      ----------
   Net income (loss)                                      $2.20           $0.28          ($2.15)          $0.42           $2.04
                                                      ==========      ==========      ==========      ==========      ==========
   Weighted average number of shares                     15,354          15,225          15,217          15,244          15,316
                                                      ==========      ==========      ==========      ==========      ==========

Total assets                                           $690,036        $540,483        $511,569        $639,258        $748,596
                                                      ==========      ==========      ==========      ==========      ==========
Long-term debt, net of current portion                  $15,588         $14,098         $14,469         $15,993         $32,297
                                                      ==========      ==========      ==========      ==========      ==========


Note 1--The Company has restated its previously issued financial statements for fiscal years 2000 through 2003 as a result of inappropriate application of accounting principles for revenue recognition by its telephone directory publishing operation in Uruguay. The operation in Uruguay printed and distributed its Montevideo directory each year during the October - November time frame, and the Company has determined that revenue recognition should have been taken in the first six months of each year instead of in the fourth quarter of the prior fiscal year. The restatement involves only the timing of when certain advertising revenue and related costs and expenses are recognized, and the cumulative results of the Company do no change. The restated figures are reflected in the table above. The tables on the next page reflect the restatements of the selected financial data.


                                                                                             Year Ended
                                                                  --------------------------------------------------------------
                                                                       November        November       November        November
                                                                       2, 2003         3, 2002        4, 2001         3, 2000
                                                                     ----------       ----------      ----------      ----------
                                                                                      (In thousands, except per share data)
Net Sales - as previously reported                                   $1,609,857       $1,467,786      $1,898,681      $2,099,600
   (Decrease) increase                                                     (366)             307           2,810             321
                                                                     ----------       ----------      ----------      ----------
Net Sales - as restated                                              $1,609,491       $1,468,093      $1,901,491      $2,099,921
                                                                     ==========       ==========      ==========      ==========
Income (loss) from continuing operations - as previously
    reported                                                             $4,761          ($5,187)         $6,658         $31,402
   (Decrease) increase                                                     (556)              91             638             528
                                                                     ----------       ----------      ----------      ----------
Income (loss) from continuing operations - as restated                   $4,205          ($5,096)         $7,296         $31,930
                                                                     ==========       ==========      ==========      ==========

Net income (loss) - as previously reported                               $4,761         ($32,804)         $5,844         $30,705
   (Decrease) increase                                                     (556)              91             638             528
                                                                     ----------       ----------      ----------      ----------
Net income (loss) - as restated                                          $4,205         ($32,713)         $6,482         $31,233
                                                                     ==========       ==========      ==========      ==========

Per Share Data
Basic:
   Income (loss) from continuing operations - as
    previously reported                                                   $0.31           ($0.34)          $0.44           $2.08
       (Decrease) increase                                                (0.03)            0.01            0.04            0.03
                                                                     ----------       ----------      ----------      ----------
   Income (loss) from continuing operations - as restated                 $0.28           ($0.33)          $0.48           $2.11
                                                                     ==========       ==========      ==========      ==========

   Net income (loss) - as previously reported                             $0.31           ($2.16)          $0.38           $2.03
      (Decrease) increase                                                 (0.03)            0.01            0.04            0.03
                                                                     ----------       ----------      ----------      ----------
   Net income (loss) - as restated                                        $0.28           ($2.15)          $0.42           $2.06
                                                                     ==========       ==========      ==========      ==========
Diluted:
   Income (loss) from continuing operations - as
    previously reported                                                   $0.31           ($0.34)          $0.44           $2.05
      (Decrease) increase                                                 (0.03)            0.01            0.04            0.04
                                                                     ----------       ----------      ----------      ----------
   Income (loss) from continuing operations - as restated                 $0.28           ($0.33)          $0.48           $2.09
                                                                     ==========       ==========      ==========      ==========

   Net income (loss) - as previously reported                             $0.31           ($2.16)          $0.38           $2.00
       (Decrease) increase                                                (0.03)            0.01            0.04            0.04
                                                                     ----------       ----------      ----------      ----------
   Net income (loss) - as restated                                        $0.28           ($2.15)          $0.42           $2.04
                                                                     ==========       ==========      ==========      ==========

Total assets - as previously reported                                  $538,693         $509,590        $637,236        $744,828
     Increase                                                             1,790            1,979           2,022           3,768
                                                                     ----------       ----------      ----------      ----------
Total assets - as restated                                             $540,483         $511,569        $639,258        $748,596
                                                                     ==========       ==========      ==========      ==========


Note 2--Fiscal years 2001 through 2004 consisted of 52 weeks, while fiscal year 2000 consisted of 53 weeks.

Note 3--Cash dividends were not paid during the five-year period ended October 31, 2004.

Note 4--Fiscal 2004 included a gain from the sale of real estate of $3.3 million ($2.0 million, net of taxes, or $0.13 per share).

     Fiscal 2002 included a non-cash charge of $31.9 million, or $2.10 per share, recognized for goodwill impairment as of November 5, 2001 presented as a cumulative effect of a change in accounting. Amortization of goodwill, included in continuing operations net of taxes, which was not permitted to be amortized beginning in fiscal year 2002 under Statement of Financial Accounting Standards No. 142, is included in the prior fiscal years as follows: 2001 - $2.0 million, or $0.13 per share and 2000 - $2.3 million, or $0.15 per share.

     Fiscal 2001 included a gain on the sale of the Company's interest in a real estate partnership of $4.2 million ($2.5 million, net of taxes, or $0.16 per share) and a gain on the sale of securities, net of a write-down of other securities, of $5.6 million ($3.4 million, net of taxes, or $0.22 per share).

Note 5--Fiscal 2004 included a gain from discontinued operations of $9.5 million (net of taxes of $4.6 million), or $0.62 per share, from the sale of real estate previously leased to the Company's former 59% owned subsidiary, Autologic International, Inc. ("Autologic").

     Fiscal 2002 included a net gain of $4.3 million, or $0.28 per share, including a tax benefit of $1.7 million (resulting from a taxable loss versus a gain for financial statement purposes), from discontinued operations resulting from the Company's sale of its 59% interest in Autologic. This amount included a $4.5 million gain on the sale, partially offset by a $0.2 million loss on operations. Accordingly, the results of operations of Autologic have also been classified as discontinued in the statements of income for fiscal years 2000 through 2001.

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

Revenue Recognition - The Company derives its revenues from several sources. The revenue recognition methods, which are consistent with those prescribed in Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition in Financial Statements," are described below in more detail for the significant types of revenue within each of its segments.

Staffing Services:

     Staffing: In fiscal 2004, this revenue comprised approximately 76% of net consolidated sales. Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered.

     Managed Services: In fiscal 2004, this revenue comprised approximately 2% of net consolidated sales. Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, and for certain contracts, sales are generated by the Company's Staffing Solutions Group's managed services operations. The Company receives an administrative fee for arranging for, billing for and collecting the billings related to other staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force 99-19 ("EITF 99-19"), "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer has agreed, is recognized net of associated costs in the period the services are rendered.

     Outsourced Projects: In fiscal 2004, this revenue comprised approximately 5% of net consolidated sales. Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies -- Continued
----------------------------

     Shaw & Shaw: In fiscal 2004, this revenue comprised less than 1% of net consolidated sales, due to the Company's reporting of these revenues on a net basis. Sales are generated by the Company's Shaw & Shaw subsidiary, for which the Company provides professional employer organizational services ("PEO") to certain customers. Generally, the customers transfer their entire workforce or employees of specific departments or divisions to the Company, but the customers maintain control over the day-to-day job duties of the employees. Based upon the revenue recognition principles prescribed in EITF 99-19, effective with the Company's second fiscal quarter of 2003, the Company has changed its method of reporting revenue from these services from a gross basis to a net basis. The change in reporting, which is reflected in all current and prior periods, resulted in a reduction in both reported PEO revenues and related costs of sales, with no effect on the Company's operating results.

Telephone Directory:
     Directory Publishing: In fiscal 2004, this revenue comprised approximately 3% of net consolidated sales. Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher or for a telephone company in Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered.

     Ad Production and Other: In fiscal 2004, this revenue comprised approximately 1% of net consolidated sales. Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance.

Telecommunications Services:
     Construction: In fiscal 2004, this revenue comprised approximately 4% of net consolidated sales. Sales are derived from the Company supplying aerial and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in Statement of Position 81-1 ("SOP 81-1"), "Accounting for Performance of Construction-Type Contracts," using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project.

     Non-Construction: In fiscal 2004, this revenue comprised approximately 3% of net consolidated sales. Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and if applicable, any completed units are delivered and accepted by the customer.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies -- Continued
----------------------------

Computer Systems:
     Database Access: In fiscal 2004, this revenue comprised approximately 4% of net consolidated sales. Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases.

     IT Maintenance: In fiscal 2004, this revenue comprised approximately 2% of net consolidated sales. Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance.

     Telephone Systems: In fiscal 2004, this revenue comprised less than 1% of net consolidated sales. Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" and Emerging Issues Task Force 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value.

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

Goodwill - Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but is subject to annual impairment testing using fair value methodologies. The impairment test for goodwill is a two-step process. Step one consists of a comparison of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on one or more fair value measures including present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss). The Company performs its impairment testing using comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies -- Continued
----------------------------

Long-Lived Assets - Property, plant and equipment is recorded at cost, and depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to depreciate the cost of the assets over their estimated lives. Intangible assets, other than goodwill, and property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition of construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

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

Securitization Program - The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A, was $70.0 million at October 31, 2004 and November 2, 2003. Accordingly, the trade receivables included on the October 31, 2004 and November 2, 2003 balance sheets have been reduced to reflect the $70.0 million participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding) for any of the sold receivables.

Primary Casualty Insurance Program - The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies -- Continued
----------------------------

claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Prior to March 31, 2002, the amount of the additional or return premium was finalized. Subsequent thereto, adjustments to premiums will be made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For the policy year ended March 31, 2003, a maximum premium was predetermined and accrued. For subsequent policy years, management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of services in the period in which such determination is made.

Medical Insurance Program - Beginning in April 2004, the Company became self-insured for the majority of its medical benefit programs. The Company remains insured for a portion of its medical program (primarily HMO's) as well as the entire dental program. The Company provides the self-insured medical benefits through an arrangement with a third party administrator. However, the liability for the self-insured benefits is limited by the purchase of stop loss insurance. The funds and related liabilities for the self-insured program together with unpaid premiums for the insured programs, other than the current provision, are held in a 501(c)9 employee welfare benefit trust and do not appear on the balance sheet of the Company. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected losses based on statistical analyses of historical data. The provision for future payments is initially adjusted by the enrollment levels in the various plans. Periodically, the resulting liabilities are monitored and will be adjusted as warranted by changing circumstances. Should the amount of claims occurring exceed what was estimated or medical costs increase beyond what was expected, liabilities might not be sufficient, and additional expense may be recorded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2004 COMPARED TO FISCAL 2003

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

     Staffing Services: This segment is divided into three major functional areas and operates through a network of over 300 branch offices. Staffing Solutions fulfills IT and other technical, commercial and industrial placement requirements of its customers, on both a temporary and permanent basis, managed staffing, and professional employer organization services. E-Procurement Solutions provides global vendor neutral procurement and management solutions for supplemental staffing using web-based tools through the Company's ProcureStaff subsidiary. Information Technology Solutions provides a wide range of information technology consulting and project management services through the Company's VMC Consulting subsidiary.

     Telephone Directory: This segment publishes independent telephone directories, provides telephone directory production services, database management, printing and computer-based projects to public utilities and financial institutions.

     Telecommunications Services: This segment provides a full spectrum of telecommunications construction, installation, and engineering services in the outside plant and central offices of telecommunications and cable companies as well as for large commercial and governmental entities.

     Computer Systems: This segment provides directory and operator systems and services primarily for the telecommunications industry, and provides IT maintenance services.

Several historical seasonal factors usually affect the sales and profits of the Company. The Staffing Services segment's sales are always lowest in the Company's first fiscal quarter due to the Thanksgiving, Christmas and New Year holidays, as well as certain customer facilities closing for one to two weeks. During the third and fourth quarters of the fiscal year, this segment benefits from a reduction of payroll taxes when the annual tax contributions for higher salaried employees have been met, and customers increase the use of the Company's administrative and industrial labor during the summer vacation period. In addition, the Telephone Directory segment's DataNational division publishes more directories during the second half of the fiscal year.

Numerous non-seasonal factors impacted sales and profits in the current fiscal year. The sales and profits of the Staffing Services segment, in addition to the factors noted above, were positively impacted by a rebound in the country's use of temporary staffing, partially offset by the continued pressure on margins caused by increases in employment related and other taxes. In addition to the increase in sales, the profitability of the Staffing Services segment has benefited by the increased proportion of the segment's sales from higher margin VMC Consulting subsidiary sales. In both the third and fourth quarters of fiscal 2004, the Administrative and Industrial division recorded its highest two quarterly operating profits since the fourth quarter of fiscal 2000, but for the year, the division's loss continues to negatively impact the Staffing segment. The sales and profits of the Telephone Directory segment were positively affected by an improvement in the ad backlog and the continued positive effects of its new stringent credit policy, which has reduced bad debts, partially

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2004 COMPARED TO FISCAL 2003--Continued

EXECUTIVE OVERVIEW--Continued
-----------------------------

offset by the previously announced loss of a telephone directory production contract in the third quarter of fiscal 2003. The sales and operating results of the Telecommunications segment improved in fiscal 2004, but the segment still sustained an operating loss due to a material reduction in the sales and gross margins of its Central Office division. The Company has continued to carefully monitor the overhead within the segment in order to mitigate the effect on the reduced segment margins. In the third and fourth quarters of fiscal 2004, the Computer Systems segment recorded the two highest quarterly operating profits in its history. The sales and profits of the segment were positively impacted by the continued increase in the segment's ASP directory assistance outsourcing business, in which there continues to be a sequential increase in transaction revenue and business acquired from Nortel Networks.

The Company has, and will continue to focus on aggressively increasing its market share in order to increase profits. All segments have emphasized cost containment measures, along with improved credit and collections procedures designed to improve the Company's cash flow.

The Company continues its effort to streamline its processes to manage the business and protect its assets through the continued deployment of its Six Sigma initiatives, upgrading its financial reporting systems, its ongoing compliance with the Sarbanes-Oxley Act, and the standardization and upgrading of the IT redundancy and business continuity for corporate systems and communications networks. To the extent possible, the Company has been utilizing, and will continue to utilize, internal resources to comply with the Sarbanes-Oxley Act by the end of fiscal year 2005. To-date, outside costs of compliance with this Act, including software licenses, equipment, consultants and professional fees amounted to $0.4 million and it is anticipated that a somewhat larger amount, excluding audit fees, will be expended over the next twelve months.

Volt Delta, the principal business unit of the Computer Systems segment, acquired certain assets and liabilities of the DOS Business of Nortel Networks on August 2, 2004 in return for a 24% interest in Volt Delta. After a period of two years, Nortel Networks and Volt Delta each has an option to cause Nortel Networks to sell and Volt Delta to buy these interests for an amount ranging from $25 to $70 million. As a result of this transaction, approximately 155 DOS Business employees in North America joined Volt Delta. This acquisition permits Volt Delta to provide the newly combined customer base with new solutions and an expanded suite of products, content and enhanced services.

RESULTS OF OPERATIONS
---------------------

The information that appears below relates to prior periods. The results of operations for those periods are not necessarily indicative of the results which may be expected for any subsequent period. The following discussion should be read in conjunction with the Operating Segment Data in Item 1 of this Report and the Consolidated Financial Statements and Notes thereto which appear in Item 8 of this Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2004 COMPARED TO FISCAL 2003--Continued

RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In fiscal 2004, consolidated net sales increased by $315.3 million, or 19.6%, to $1.9 billion, from fiscal 2003. The primary increase in fiscal 2004 net sales resulted from increases in Staffing Services of $266.7 million, Computer Systems of $26.4 million, Telecommunications Services of $22.6 million, and Telephone Directory of $2.4 million.

The net income for fiscal 2004 was $33.7 million compared to $4.2 million in the prior fiscal year. The consolidated results for fiscal 2004 included income from discontinued operations of $9.5 million (net of taxes of $4.6 million) from the sale of real estate previously leased to the Company's former 59% owned subsidiary, Autologic International, Inc.

The Company's fiscal 2004 income from continuing operations before income taxes was $39.7 million compared to $7.1 million in fiscal 2003. The Company's operating segments reported an operating profit of $74.8 million in fiscal 2004, an increase of $36.3 million, or 94%, from the prior year. Contributing to the $36.3 million increase were increases in the operating profit of the Computer Systems segment of $16.2 million, the Staffing Services segment of $15.6 million, the Telephone Directory segment of $3.4 million, and a reduction in the operating loss of the Telecommunications Services segment of $1.1 million.

General corporate expenses increased by $3.1 million due to costs incurred to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communication networks, as well as salary and professional fee increases. In addition, the Company incurred costs related to compliance with the Sarbanes-Oxley Act.

RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------


                                                            Year Ended
                                                            ----------
                                       October 31, 2004       November 2, 2003
                                       ----------------       ----------------
                                                   % of                    % of      Favorable        Favorable
                                                    Net                     Net   (Unfavorable)       (Unfavorable)
                                       Dollars    Sales       Dollars     Sales       $ Change        % Change
                                       -------    -----       -------     -----       --------        --------
Staffing Services
-----------------
(Dollars in Millions)
-------------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross) *               $1,584.0               $1,269.2                 $314.8                 24.8%
-------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross) *        $1,148.1               $1,043.6                 $104.5                 10.0%
-------------------------------------------------------------------------------------------------------------------
Sales (Net)                            $1,612.1               $1,345.4                 $266.7                 19.8%
-------------------------------------------------------------------------------------------------------------------
Gross Profit                             $256.4   15.9%         $212.4    15.8%         $44.0                 20.8%
-------------------------------------------------------------------------------------------------------------------
Overhead                                 $219.7   13.6%         $191.3    14.2%        ($28.4)               (14.9%)
-------------------------------------------------------------------------------------------------------------------
Operating Profit                          $36.7    2.3%          $21.1     1.6%         $15.6                 74.3%
-------------------------------------------------------------------------------------------------------------------


     *Included in Sales (Gross) are billings for associate vendors which are substantially excluded from Sales (Net).

The sales increase of the Staffing Services segment in fiscal 2004 from fiscal 2003 was due to increased staffing business in both the Technical Placement and the Administrative and Industrial divisions, and the VMC Consulting business of the Technical Placement division.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2004 COMPARED TO FISCAL 2003--Continued

STAFFING SERVICES --Continued
-----------------------------

The increase in operating profit in the segment was derived from the staffing and managed service operations of the Technical Placement division, including VMC Consulting, together with reduced losses of the Administrative and Industrial division.


                                                         Year Ended

                                     October 31, 2004                 November 2, 2003
                                     ----------------                 ----------------
Technical Placement                              % of                            % of              Favorable        Favorable
Division                                          Net                             Net           (Unfavorable)    (Unfavorable)
--------                             Dollars    Sales                Dollars    Sales               $ Change        % Change
(Dollars in Millions)                -------    -----                -------    -----               --------        --------
------------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                       $2,072.4                         $1,791.8                      $280.6               15.7%
------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                           $974.9                           $834.5                      $140.4               16.8%
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                          $170.3    17.5%                  $143.1    17.1%              $27.2               19.1%
------------------------------------------------------------------------------------------------------------------------------
Overhead                              $130.5    13.4%                  $114.2    13.7%             ($16.3)             (14.3%)
------------------------------------------------------------------------------------------------------------------------------
Operating Profit                       $39.8     4.1%                   $28.9     3.5%              $10.9               37.8%
------------------------------------------------------------------------------------------------------------------------------


The Technical Placement division's increase in gross sales in fiscal 2004 from fiscal 2003 was due to a 21% sales increase with traditional staffing customers, a 16% increase in ProcureStaff volume due to new accounts and increased business from existing accounts, and a 44% increase in higher margin VMC Consulting project management and consulting sales. However, substantially all of the ProcureStaff billings are deducted in arriving at net sales due to the use of associate vendors who have contractually agreed to be paid only upon receipt of the customers' payment to the Company. The increase in net sales was due to the increase in gross sales. The increase in the operating profit for the year was the result of the increase in sales, a 0.4 percentage point improvement in gross margin and a 0.3 percentage point decrease in overhead costs as related to net sales. Partially offsetting the increases in fiscal 2004 was $1.2 million in accruals for potential losses and employee separation charges for Volt Europe.


                                                         Year Ended
                                                         ----------
                                     October 31, 2004                 November 2, 2003
                                     ----------------                 ----------------
Administrative &                                 % of                            % of              Favorable        Favorable
Industrial Division                               Net                             Net           (Unfavorable)    (Unfavorable)
-------------------                  Dollars    Sales                Dollars    Sales               $ Change         % Change
(Dollars in Millions)                -------    -----                -------    -----               --------         --------
-----------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                        $659.7                          $521.0                         $138.7              26.6%
-----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                          $637.2                          $510.9                         $126.3              24.7%
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit                          $86.1     13.5%                 $69.3      13.6%               $16.8              24.3%
-----------------------------------------------------------------------------------------------------------------------------
Overhead                              $89.2     14.0%                 $77.1      15.1%              ($12.1)            (15.7%)
-----------------------------------------------------------------------------------------------------------------------------
Operating Loss                        ($3.1)    (0.5%)                ($7.8)     (1.5%)               $4.7              60.0%
-----------------------------------------------------------------------------------------------------------------------------


The Administrative and Industrial division's increase in gross sales in fiscal 2004 resulted from both revenue from new accounts and increased business from existing accounts. The decrease in operating loss was the result of the sales increase, a 1.1 percentage point decrease in overhead costs as related to net sales, partially offset by a decrease in gross margin of 0.1 percentage points due to higher payroll taxes, increased competition and customers leveraging their buying power by consolidating the number of vendors with whom they deal.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2004 COMPARED TO FISCAL 2003--Continued

STAFFING SERVICES --Continued
-----------------------------

Although the markets for the segment's services include a broad range of industries throughout the United States and Europe, general economic difficulties in specific geographic areas or industrial sectors have in the past and could, in the future, affect the profitability of the segment.

TELEPHONE DIRECTORY
-------------------


                                                         Year Ended
                                                         ----------
                                     October 31, 2004                 November 2, 2003
                                     ----------------                 ----------------
                                                 % of                            % of                Favorable        Favorable
Telephone Directory                               Net                             Net             (Unfavorable)    (Unfavorable)
-------------------                  Dollars    Sales                Dollars     Sales               $ Change         % Change
(Dollars in Millions)                -------    -----                -------     -----               --------         --------
------------------------------------------------------------------------------------------------------------------------------
                                                                     (Restated)                     (Restated)
------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                           $72.2                              $69.8                          $2.4              3.4%
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                          $39.4      54.6%                   $35.0    50.1%                 $4.4             12.7%
------------------------------------------------------------------------------------------------------------------------------
Overhead                              $29.3      40.6%                   $28.3    40.4%                ($1.0)            (3.9%)
------------------------------------------------------------------------------------------------------------------------------
Operating Profit                      $10.1      14.0%                    $6.7     9.7%                 $3.4             49.9%
------------------------------------------------------------------------------------------------------------------------------


The Telephone Directory segment's sales increase for fiscal 2004 was due to an increase of $10.2 million, or 22%, in publishing sales, partially offset by a decrease of $7.8 million, or 32% in production, printing and other operations. The publishing increase was due to the community telephone directory operation of DataNational, whose sales increased by $10.8 million, or 26%, from the prior year due to an increase in advertising sold for the year and an increase in the number of directories printed and delivered. The most significant cause of the revenue decrease in the production, printing and other operations was the $3.2 million in production revenue related to the previously reported loss of a contract with a telecommunications company in the third quarter of fiscal 2003, and a $1.8 million decrease in printing revenue in Uruguay. The segment's improvement in operating results was the result of the sales increase, a 4.5 percentage point increase in gross margins, primarily due to the mix of directories published by DataNational in the period, partially offset by an increase in overhead of 0.2 percentage points. The Company has incurred $1.0 million of expenses in connection with an investigation of a failure to comply with certain Company policies at its operations in Uruguay, and possible litigation against certain former management personnel at such operations. The operations in Uruguay are not significant to the Company. (See restatement table in Item 1 of this Report.)

Other than the DataNational division, which accounted for 72% of the segment's fiscal 2004 sales, the segment's business is obtained through submission of competitive proposals for contracts. These short and long-term contracts are re-bid after expiration. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, this segment's sales and profitability are highly dependent on advertising revenue, which could be affected by general economic conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2004 COMPARED TO FISCAL 2003--Continued

TELECOMMUNICATIONS SERVICES
---------------------------


                                                         Year Ended
                                                         ----------
                                     October 31, 2004                 November 2, 2003
                                     ----------------                 ----------------
                                                 % of                            % of              Favorable        Favorable
Telecommunications                                Net                             Net           (Unfavorable)    (Unfavorable)
------------------                   Dollars    Sales                Dollars    Sales               $ Change         % Change
(Dollars in Millions)                -------    -----                -------    -----               --------         --------
------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                          $135.4                             $112.8                         $22.6             20.0%
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                          $31.0      22.9%                   $31.0    27.5%                    -              0.1%
------------------------------------------------------------------------------------------------------------------------------
Overhead                              $33.8      25.0%                   $35.0    31.0%                 $1.2              3.2%
------------------------------------------------------------------------------------------------------------------------------
Operating Loss                        ($2.8)     (2.1%)                  ($4.0)   (3.5%)                $1.2             28.8%
------------------------------------------------------------------------------------------------------------------------------


The Telecommunications Services segment's sales increase in fiscal 2004 was due to increased business in the Business Systems and Construction and Engineering divisions, partially offset by a decrease in the Central Office division. The decrease in operating loss was due to the sales increase, a decrease in overhead as a percentage of net sales of 6.0 percentage points (including a previously reported $1.3 million charge in the first quarter related to a domestic consulting contract for services), partially offset by a 4.6 percentage point decrease in gross margins. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment. The division most affected by reduced sales and margins was Central Office, whose sales and margins decreased by 47% and 16.8 percentage points, respectively. Sales in the Construction and Engineering division of the segment, increased by 12% over the prior year while margins decreased by 1.0 percentage point. The increase in sales was attributable to the completion of several long-term contracts. Sales in the Business Systems division increased by 78% due to revenue increases from two large customers, while margins decreased by 5.8 percentage points. Recent actions by major long-distance telephone companies regarding local residential service could negatively impact sales and continue to impact margins of the Business Systems division.

A substantial portion of the business in this segment is obtained through the submission of competitive proposals for contracts, which typically expire within one to three years and are re-bid. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurances that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2004 COMPARED TO FISCAL 2003--Continued

COMPUTER SYSTEMS
----------------

                                                         Year Ended
                                                         ----------
                                     October 31, 2004                 November 2, 2003
                                     ----------------                 ----------------
                                                 % of                            % of              Favorable        Favorable
Computer Systems                                  Net                             Net           (Unfavorable)    (Unfavorable)
----------------                     Dollars    Sales                 Dollars    Sales               $ Change         % Change
(Dollars in Millions)                -------    -----                 -------    -----               --------         --------
------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                          $120.0                            $93.6                         $26.4               28.2%
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                          $72.1      60.1%                 $47.8     51.0%               $24.3               50.8%
------------------------------------------------------------------------------------------------------------------------------
Overhead                              $41.2      34.4%                 $33.1     35.4%               ($8.1)             (24.5%)
------------------------------------------------------------------------------------------------------------------------------
Operating Loss                        $30.9      25.7%                 $14.7     15.7%               $16.2              110.1%
------------------------------------------------------------------------------------------------------------------------------


The Computer Systems segment's sales increase in fiscal 2004 was primarily due to improvements in the segment's operator services business, including ASP directory assistance, which reflected a 47% growth in sales during the year, a sales increase of 125% in DataServ's directory assistance services which are provided to non-telco enterprise customers, a 13% sales growth in the Maintech division's IT maintenance services, partially offset by a decrease in product revenue recognized of 64%. The sales increase for the year also included $8.1 million of DOS Business acquired from Nortel Networks, which represented 7% of the segment's sales for the year. The growth in operating profit from the prior fiscal year was the result of the increase in sales, an increase in gross margins of 9.0 percentage points, partially due to $1.2 million for the settlement of a vendor dispute and vendor refunds related to prior periods, together with an overhead decrease of 1.0 percentage point as related to sales. Volt Delta, the principal business unit of the Computer Systems segment, acquired certain assets and liabilities of the DOS Business of Nortel Networks on August 2, 2004. This acquisition permits Volt Delta to provide the newly combined customer base with new solutions and an expanded suite of products, content and enhanced services. At October 31, 2004, the Company owned 76% of Volt Delta, the entity which operates the Computer Systems segment.

This segment's results are highly dependent on the volume of calls to the segment's customers that are processed by the segment under existing contracts with telephone companies, the segment's ability to continue to secure comprehensive telephone listings from others, its ability to obtain additional customers for these services and its continued ability to sell products and services to new and existing customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2004 COMPARED TO FISCAL 2003--Continued

RESULTS OF OPERATIONS -- OTHER
------------------------------


                                                         Year Ended
                                                         ----------
                                     October 31, 2004                 November 2, 2003
                                     ----------------                 ----------------
                                                 % of                            % of              Favorable        Favorable
Other                                             Net                             Net           (Unfavorable)    (Unfavorable)
-----                                Dollars    Sales                 Dollars    Sales               $ Change         % Change
(Dollars in Millions)                -------    -----                 -------    -----               --------         --------
------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative *            $83.1      4.3%                  $71.7      4.4%                ($11.4)         (15.9%)
------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization           $25.5      1.3%                  $24.3      1.5%                 ($1.2)          (5.0%)
------------------------------------------------------------------------------------------------------------------------------
Interest Income                        $0.9        -                    $0.7         -                  $0.2           30.9%
------------------------------------------------------------------------------------------------------------------------------
Other Expense                         ($4.4)     0.2%                  ($2.7)     0.2%                 ($1.7)         (65.3%)
------------------------------------------------------------------------------------------------------------------------------
Gain on Sale of Real Estate            $3.3      0.2%                      -         -                  $3.3          100.0%
------------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Gain                  $0.1        -                    $0.3         -                 ($0.2)         (67.6%)
------------------------------------------------------------------------------------------------------------------------------
Interest Expense                      ($1.8)     0.1%                  ($2.1)     0.1%                  $0.3           12.2%
------------------------------------------------------------------------------------------------------------------------------


     *Restated in fiscal year 2003,  from $71.6  million to $71.7  million.  See note 2 in Item 1 of this Report.

Other items, discussed on a consolidated basis, affecting the results of operations for the fiscal years were:

The increase in selling and administrative expenses in fiscal 2004 from the prior year was a result of increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks, in addition to increased selling expenses to support the increased sales levels throughout the Company.

The increase in depreciation and amortization for fiscal 2004 from the prior year was attributable to an increase in fixed assets, primarily in the Computer Systems and Staffing Services segments.

Other Expense in both fiscal years is primarily the charges related to the Company's Securitization Program as well as sundry expenses.

The gain on sale of real estate is from the sale of land and a building in Anaheim, California for cash. The property was no longer being used by the Company.

The decrease in interest expense in fiscal 2004 from the prior year was the result of lower borrowing levels and interest rates in Uruguay.

The Company's effective tax rate on its financial reporting pre-tax income from continuing operations was 36.8% in fiscal 2004 compared to an effective tax rate of 40.9% in fiscal 2003. In fiscal 2004, the effective tax rate was lower due to federal and state income taxes attributable to the minority interest treated as a partnership interest, lower foreign losses for which no tax benefit was provided and lower non-tax deductible items.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

RESULTS OF OPERATIONS -- SUMMARY
--------------------------------

Consolidated net sales increased by $141.4 million, or 10%, to $1.6 billion in fiscal 2003. This increase in net sales resulted primarily from a $135.1 million increase in sales in the Staffing Services segment. The Company's operating segments reported an operating profit in fiscal 2003 of $38.5 million, an increase of $15.5 million, or 68%, from the prior year, with all four segments reflecting improvements. Contributing to the fiscal 2003 increase in operating profit was a $9.3 million decrease in the operating loss sustained by the Telecommunications Services segment, and increases in operating profit of $5.8 million by the Computer Systems segment and $0.6 million in Staffing Services, partially offset by a decrease of $0.1 million by the Telephone Directory segment.

In fiscal 2003, the Company reported income from continuing operations before income taxes of $7.1 million compared to a loss from continuing operations before taxes of $7.4 million in fiscal 2002. An item affecting results from continuing operations in fiscal 2002 was a charge of $2.1 million arising from the early payment of the Company's remaining $30.0 million 7.92% Senior Notes, which was previously presented as an extraordinary item.

In fiscal 2003, the Company reported net income of $4.2 million compared with a net loss of $32.7 million in the prior year. Results for fiscal 2002 included a non-cash charge for the write-down of goodwill of $31.9 million reported as a cumulative effect of a change in accounting and a net gain from discontinued operations, after taxes, of $4.3 million. The net gain from discontinued operations was comprised of a $4.5 million gain, including a tax benefit of $1.7 million (resulting from a taxable loss versus a gain for financial statement purposes), on the sale of the Company's 59% interest in Autologic Information International Inc. ("Autologic"), partially offset by a loss from Autologic's operations through the disposal date of $0.2 million.

RESULTS OF OPERATIONS -- BY SEGMENT
-----------------------------------

STAFFING SERVICES
-----------------


                                                         Year Ended
                                                         ----------
                                     November 2, 2003                 November 3, 2002
                                     ----------------                 ----------------
                                                 % of                            % of              Favorable        Favorable
Staffing Services                                 Net                             Net           (Unfavorable)    (Unfavorable)
-----------------                    Dollars    Sales                 Dollars    Sales               $ Change         % Change
(Dollars in Millions)                -------    -----                 -------    -----               --------         --------
------------------------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)             $1,269.2                         $1,143.8                          $125.4              11.0%
-------------------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)      $1,043.6                           $745.7                          $297.9              39.9%
-------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                        $1,345.4                         $1,210.3                          $135.1              11.2%
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                         $212.4     15.8%                 $199.8      16.5%                $12.6               6.3%
-------------------------------------------------------------------------------------------------------------------------------
Overhead                             $191.3     14.2%                 $179.3      14.8%               ($12.0)             (6.7%)
-------------------------------------------------------------------------------------------------------------------------------
Operating Profit                      $21.1      1.6%                  $20.5       1.7%                 $0.6               2.9%
-------------------------------------------------------------------------------------------------------------------------------


The sales increase of the Staffing Services segment in fiscal 2003 was due to increased traditional staffing and managed service business in both the Technical Placement and Administrative and Industrial divisions, and the VMC Consulting business of the Technical Placement division.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002-Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
---------------------------------------------

STAFFING SERVICES -- Continued
------------------------------

The increase in operating profit in the segment was derived from the VMC Consulting business of the Technical Placement division, along with reduced losses of the Administrative and Industrial division, partially offset by reduced operating profits of the traditional staffing and managed service operations of the Technical Placement division.


                                                         Year Ended
                                                         ----------
                                     November 2, 2003                 November 3, 2002
                                     ----------------                 ----------------
Technical Placement                              % of                            % of              Favorable        Favorable
Division                                          Net                             Net           (Unfavorable)    (Unfavorable)
--------                             Dollars    Sales                 Dollars    Sales               $ Change         % Change
(Dollars in Millions)                -------    -----                 -------    -----               --------         --------
------------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                      $1,791.8                          $1,459.2                         $332.6             22.8%
------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                          $834.5                            $789.2                          $45.3              5.8%
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                         $143.1     17.1%                  $134.7     17.1%                 $8.4              6.2%
------------------------------------------------------------------------------------------------------------------------------
Overhead                             $114.2     13.7%                  $105.2     13.3%                ($9.0)            (8.6%)
------------------------------------------------------------------------------------------------------------------------------
Operating Profit                      $28.9      3.5%                   $29.5      3.7%                ($0.6)            (2.0%)
------------------------------------------------------------------------------------------------------------------------------


The Technical Placement division's increase in gross sales in fiscal 2003 from fiscal 2002 was due to a 4% sales increase with traditional staffing customers, an 18% increase in ProcureStaff volume due to new accounts and increased business from existing accounts, and a 49% increase in higher margin VMC Consulting project management and consulting sales. However, substantially all of the ProcureStaff billings are reported on a net basis due to contracts with associate vendors who have agreed to be paid upon receipt of the customers' payment to the Company. The increase in net sales was due to the aforementioned increase in gross sales. The decrease in the division's operating profit was due to an increase of overhead expressed as a percentage of sales of 0.4 percentage point. The largest increase in overhead costs from the prior year was in ProcureStaff, whose costs increased by $6.0 million, or 2.9 percentage points, due to ongoing development of new products and the implementation of new accounts. ProcureStaff incurred an operating loss of $1.0 million for the year compared to an operating profit of $0.3 million in the prior year due to these higher costs. The Technical Placement division's gross margin percentages remained relatively constant compared to fiscal 2002, with lower markups on traditional staffing placement and higher state unemployment insurance rates, offset by higher margins earned by VMC Consulting which reported an operating profit of $10.8 million in fiscal 2003, compared to $7.5 million in fiscal 2002. The Technical Placement division lost a managed service contract in the first quarter of fiscal 2004. Revenue and gross profit from this contract each approximated 4% of the division's total revenue and gross profit in both fiscal 2003 and 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
---------------------------------------------

STAFFING SERVICES--Continued
----------------------------


                                                         Year Ended
                                                         ----------
                                     November 2, 2003                 November 3, 2002
                                     ----------------                 ----------------
Administrative &                                 % of                            % of              Favorable        Favorable
Industrial Division                               Net                             Net           (Unfavorable)    (Unfavorable)
-------------------                  Dollars    Sales                 Dollars    Sales               $ Change         % Change
(Dollars in Millions)                -------    -----                 -------    -----               --------         --------
------------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                        $521.0                            $430.3                          $90.7             21.1%
------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                          $510.9                            $421.1                          $89.8             21.3%
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                          $69.3     13.6%                   $65.1     15.5%                 $4.2              6.5%
------------------------------------------------------------------------------------------------------------------------------
Overhead                              $77.1     15.1%                   $74.1     17.6%                ($3.0)            (3.9%)
------------------------------------------------------------------------------------------------------------------------------
Operating Loss                        ($7.8)    (1.5%)                  ($9.0)    (2.2%)                $1.2             13.8%
------------------------------------------------------------------------------------------------------------------------------


The Administrative and Industrial division's increase in gross sales in fiscal 2003 resulted from new accounts and increased business from existing accounts. The decrease in operating loss was the result of the aforementioned sales increase, a 2.5 percentage point decrease in overhead costs as related to net sales, partially offset by a 1.9 percentage point decrease in gross margins due to higher state unemployment and workers' compensation rates, increased competition and customers leveraging their buying power by consolidating the number of vendors with whom they deal. Although sequential quarterly operating losses have declined during fiscal 2003, cost control initiatives in the division have not fully offset lower gross margins.

TELEPHONE DIRECTORY
-------------------


                                                         Year Ended
                                                         ----------
                                     November 2, 2003                 November 3, 2002
                                     ----------------                 ----------------
                                                 % of                            % of              Favorable        Favorable
Telephone Directory                               Net                             Net           (Unfavorable)    (Unfavorable)
--------                             Dollars    Sales                 Dollars    Sales               $ Change         % Change
(Dollars in Millions)                -------    -----                 -------    -----               --------         --------
------------------------------------------------------------------------------------------------------------------------------
                                  (Restated)                       (Restated)                      (Restated)
------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                           $69.8                            $83.6                          ($13.8)           (16.5%)
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                          $35.0     50.1%                  $41.6      49.8%                ($6.6)           (16.0%)
------------------------------------------------------------------------------------------------------------------------------
Overhead                              $28.3     40.4%                  $34.7      41.5%                 $6.4             18.8%
------------------------------------------------------------------------------------------------------------------------------
Operating Profit                       $6.7      9.7%                   $6.9       8.2%                ($0.2)            (1.7%)
------------------------------------------------------------------------------------------------------------------------------


The Telephone Directory segment's sales decreased in fiscal 2003 due to numerous factors. The Uruguayan printing sales decreased by $3.6 million, or 45%, due to the economic instability in neighboring countries, as well as in Uruguay itself. The DataNational operation's community telephone directory sales decreased by $3.1 million, or 7%, due to a decrease in the number of directories printed and delivered during the year. The segment's telephone production revenue decreased by $3.5 million, or 17%, primarily due to the previously announced termination of a contract with a telecommunications company in the third quarter of fiscal 2003. Despite the 17% reduction in sales, the profitability of the segment decreased by only 2% due to increased productivity, which resulted in a 0.3 percentage point increase in gross margins, and a reduction in overhead

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002--Continued

TELEPHONE DIRECTORY--Continued
------------------------------

expressed as a percentage of sales of 1.1 percentage points. The decreased overhead was predominantly related to a lower bad debt expense as a result of a more stringent credit policy. Operating profit in fiscal 2003 also benefited from a $0.8 million fee due to the terminated contract. (See restatement table in Item 1 of this Report.)

TELECOMMUNICATIONS SERVICES
---------------------------


                                                         Year Ended
                                                         ----------
                                     November 2, 2003                 November 3, 2002
                                     ----------------                 ----------------
                                                 % of                            % of              Favorable        Favorable
Telecommunications                                Net                             Net           (Unfavorable)    (Unfavorable)
------------------                   Dollars    Sales                 Dollars    Sales               $ Change         % Change
(Dollars in Millions)                -------    -----                 -------    -----               --------         --------
------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                          $112.8                           $108.9                            $3.9              3.6%
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                          $31.0     27.5%                  $28.6      26.3%                 $2.4              8.4%
------------------------------------------------------------------------------------------------------------------------------
Overhead                              $35.0     31.0%                  $41.9      38.5%                 $6.9             16.5%
------------------------------------------------------------------------------------------------------------------------------
Operating Loss                        ($4.0)    (3.5%)                ($13.3)    (12.2%)                $9.3             69.9%
------------------------------------------------------------------------------------------------------------------------------


The Telecommunications Services segment's sales were up slightly from the prior year's level. The reduction in the operating loss was due to the sales increase, a 1.2 percentage point increase in gross margin, together with a reduction in overhead expressed as a percentage of sales of 7.5 percentage points. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and margins. Following the reorganization of the business operations initiated in fiscal 2002, the segment continued its cost control initiatives in an effort to permit the segment to operate profitably at lower revenue levels without impairing its ability to take advantage of opportunities when the telecommunications industry stabilizes and customers' spending increases. The segment incurred a pre-tax charge of $1.3 million in the first quarter of fiscal 2004 as a result of costs incurred related to a domestic consulting contract for services.

COMPUTER SYSTEMS
----------------


                                                         Year Ended
                                                         ----------
                                     November 2, 2003                 November 3, 2002
                                     ----------------                 ----------------
                                                 % of                            % of              Favorable        Favorable
Computer Systems                                  Net                             Net           (Unfavorable)    (Unfavorable)
----------------                     Dollars    Sales                 Dollars    Sales               $ Change         % Change
(Dollars in Millions)                -------    -----                 -------    -----               --------         --------
------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                           $93.6                            $78.8                           $14.8             18.8%
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                          $47.8     51.0%                  $37.7      47.9%                $10.1             26.8%
------------------------------------------------------------------------------------------------------------------------------
Overhead                              $33.1     35.4%                  $28.8      36.5%                ($4.3)           (14.9%)
------------------------------------------------------------------------------------------------------------------------------
Operating Profit                      $14.7     15.7%                   $8.9      11.3%                 $5.8             65.2%
------------------------------------------------------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002--Continued
--------------------------------------------------------

COMPUTER SYSTEMS--Continued
---------------------------

The Computer Systems segment's sales increase in fiscal 2003 was due to gains reported by all of the divisions within the segment. The segment's ASP directory assistance out-sourcing business, together with its domestic products and services, reflected a 20% sales increase; its IT services sales provided by the Maintech division reflected an 11% increase in sales, and sales of the European division increased by 38% in fiscal 2003. The growth in operating profit for the year was the result of the increase in sales, an increase in gross margins of
3.1 percentage points, and a reduction in overhead expressed as a percentage of sales of 1.1 percentage points.

RESULTS OF OPERATIONS -- OTHER
------------------------------


                                                         Year Ended
                                                         ----------
                                     November 2, 2003                 November 3, 2002
                                     ----------------                 ----------------
                                                 % of                            % of              Favorable        Favorable
Other                                             Net                             Net           (Unfavorable)    (Unfavorable)
--------                             Dollars    Sales                 Dollars    Sales               $ Change         % Change
(Dollars in Millions)                -------    -----                 -------    -----               --------         --------
------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative *            $71.7      4.4%                  $74.6      5.1%                  $2.9              3.9%
------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization           $24.3      1.5%                  $22.2      1.5%                 ($2.1)            (9.8%)
------------------------------------------------------------------------------------------------------------------------------
Interest Income                        $0.7        -                    $0.9         -                 ($0.2)           (16.8%)
------------------------------------------------------------------------------------------------------------------------------
Other Expense                         ($2.7)     0.2%                  ($3.5)     0.2%                  $0.8             23.1%
------------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Gain (Loss)           $0.3        -                   ($0.5)        -                  $0.8            162.7%
------------------------------------------------------------------------------------------------------------------------------
Interest Expense                      ($2.1)     0.1%                  ($4.5)     0.3%                  $2.4             54.5%
------------------------------------------------------------------------------------------------------------------------------


     *Restated in fiscal years 2003 and 2002, from $71.6 million to $71.7 million and $74.5 million to $74.6 million, respectively. See note 2 in
     Item 1 of this Report.

Other items, discussed on a consolidated basis, affecting the results of operations were:

The decrease in selling and administrative expenses in fiscal year 2003 was a result of continued cost-cutting initiatives throughout the operating segments, and a reduction of bad debt expense (see discussion by segment, above), partially offset by increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks.

The increase in depreciation and amortization was attributable to the increase in fixed assets during the year in the Staffing Services and Computer Systems segments.

The Other Expense in fiscal 2003 was primarily the result of $1.6 million of charges related to the Company's Securitization Program, which began in April 2002 and significantly reduced interest expense, as well as sundry expenses. The fiscal 2002 expense was primarily the result of a $2.1 million charge for the early payment of the Company's remaining $30.0 million outstanding 7.92% Senior Notes, which was previously presented as an extraordinary item, along with expenses incurred in conjunction with the initial and subsequent transactions under the Company's Securitization Program and other sundry expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002--Continued

RESULTS OF OPERATIONS - OTHER--Continued
----------------------------------------

The foreign exchange gain in fiscal 2003 compared to the loss in fiscal 2002 was a result of favorable currency movements in the Uruguayan and European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, the Company utilizes foreign currency option and forward contracts, when appropriate, that generally settle on the last weekday of each quarter.

The decrease in interest expense was attributable to the early repayment on March 5, 2002 of the remaining $30.0 million of 7.92% Senior Notes in contemplation of the lower cost accounts receivable Securitization Program. The Securitization Program, the costs of which are reflected in Other Expense (see above), also eliminated higher cost borrowings under the revolving credit facility, which was not used in fiscal 2003. Throughout fiscal 2003, the Company also benefited from significantly lower interest rates on borrowings in Uruguay.

The Company's tax provision in 2003 reflected an effective tax rate of 40.9% of its financial reporting pre-tax income from continuing operations compared to a 2002 tax benefit effective rate of 30.7% of its financial reporting pre-tax loss from continuing operations. The low effective tax benefit in fiscal 2002 was primarily due to 2002 foreign losses for which no tax benefit was provided.

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

As of the beginning of fiscal 2002, the Company performed the first of the required impairment tests of goodwill and other intangible assets, in accordance with SFAS No. 142. At that date, the Company's goodwill related to prior acquisitions amounted to approximately $40.0 million. The Company's revaluation under the new accounting rules was completed during the second quarter of 2002, and a $31.9 million impairment writedown was taken, reflecting declines in the market value of the acquisitions since they were purchased. The writedown was reported as a cumulative effect of a change in accounting. Using the same valuation methods employed by the independent valuation firms, the Company completed its annual impairment tests on the then remaining $9.0 million of goodwill during the second quarters of fiscal 2003 and 2004, and determined that the fair value exceeded the carrying value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents, including restricted cash held in escrow for ProcureStaff and Viewtech customers of $43.7 million, $18.9 million and $11.5 million at October 31, 2004, November 2, 2003 and November 3, 2002,
respectively, increased by $26.0 million to $88.0 million in fiscal 2004, increased by $18.5 million to $62.1 million in fiscal 2003 and increased by $25.1 million to $43.6 million in fiscal 2002. Unrestricted cash and cash equivalents increased by $1.1 million to $44.3 million in fiscal 2004, increased by $11.1 million to $43.2 million in fiscal 2003 and increased by $13.6 million to $32.1 million in fiscal 2002.

The cash provided by operating activities of continuing operations in fiscal 2004 was $31.2 million compared to $36.2 million and $108.5 million in fiscal years 2003 and 2002, respectively.

The cash provided by operating activities in fiscal 2004, exclusive of changes in operating assets and liabilities, was $52.2 million, as the Company's net income of $33.7 million included non-cash charges primarily for depreciation and amortization of $25.5 million, accounts receivable provisions of $7.8 million and income attributable to the minority interest of $2.4 million, partially offset by income from discontinued operations of $9.5 million, a gain from dispositions of property, plant and equipment of $3.4 million and a deferred income tax benefit of $4.2 million. In fiscal 2003, operating activities, exclusive of changes in operating assets and liabilities, produced $35.0 million of cash, as the Company's net income of $4.2 million included non-cash charges primarily for depreciation and amortization of $24.3 million and accounts receivable provisions of $6.2 million. In fiscal 2002, operating activities, exclusive of changes in operating assets and liabilities, produced $33.5 million of cash, as the Company' net loss of $32.7 million included non-cash charges of $31.9 million for goodwill impairment, depreciation and amortization of $22.2 million, accounts receivable provisions of $10.2 million, a deferred income tax provision of $3.9 million, and a $2.1 million charge for the early payment of the Company's 7.92% Senior Notes, partially offset by income from discontinued operations of $4.3 million.

Changes in operating assets and liabilities in 2004 used $21.0 million of cash, net, principally due to an increase in the level of accounts receivable of $101.7 million, partially offset by increases in accounts payable of $37.1 million, accrued expenses of $24.7 million and deferred income and other liabilities of $6.1 million, and decreases in the level of inventories of $6.7 million, recoverable income taxes of $2.8 million and prepaid expenses and other assets of $2.6 million. In fiscal 2003, changes in operating assets and liabilities produced $1.2 million of cash, net, principally due to cash provided by increases in accrued expenses of $14.6 million, proceeds from the Securitization Program of $10.0 million, increases in deferred income and other liabilities of $8.9 million, and an increase in income taxes of $3.6 million, partially offset by an increase in the level of accounts receivable of $28.6 million and inventory of $7.2 million. In fiscal 2002, changes in operating assets and liabilities produced $75.0 million of cash, net, principally due to the proceeds received under the then new Securitization Program of $60.0 million, an increase in the level of accounts payable of $40.1 million and a decrease in inventories of $6.5 million, partially offset by a $18.7 million decrease in accrued expenses, an increase in the level of accounts receivable of $8.6 million and a $6.8 million decrease in the net income tax liability.

The cash used for investing activities in 2004 was $10.1 million, principally due to purchases of property, plant and equipment totaling $30.7 million and acquisitions of businesses of $1.9 million, partially offset by proceeds from the sale of real estate and other assets of $22.4 million. In fiscal 2003, the cash used for investing activities was $17.4 million, principally due to purchases of property, plant and equipment totaling $18.0 million. In fiscal 2002, the cash provided by investing activities was $13.5 million, primarily due to the proceeds received from the sale of Autologic of $24.2 million and distributions from a joint venture of $3.3 million, partially offset by purchases of plant, property and equipment totaling $14.7 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources--Continued
-------------------------------

The cash provided by financing activities in fiscal 2004 of $4.6 million, primarily resulted from a $3.6 million increase in bank loans and $1.4 million from employee exercises of stock options. In 2003, the cash provided by financing activities of $0.1 million resulted primarily from a $1.5 million increase in bank loans, offset by payments of long-term debt totaling $1.5 million. In 2002, the cash used for financing activities was $95.7 million, primarily resulting from net repayments of bank loans totaling $62.3 million and $33.5 million in payments of long-term debt, including the early payment of the $30.0 million outstanding 7.92% Senior Notes.

Off-Balance Sheet Arrangements
------------------------------

The Company has no off-balance sheet financing arrangements as that term is used in Item 303(a)4 of Regulation S-K.

Commitments
-----------

The Company has no material capital commitments. The following table summarizes the Company's contractual cash obligations and other commercial commitments at October 31, 2004:

Contractual Cash Obligations
----------------------------


                                                                               Payments Due By Period

                                                ---------------------------------------------------------------------------------
                                                                     Less than          1- 3           3 - 5             After 5
                                                     Total            1 year           years           years              years
                                                     -----            --------         -----           -----             -------
                                                                                   (In thousands)
Term Loan                                            $14,130            399               904            $1,064          $11,763
Payable to Nortel Networks                             1,857                            1,857
Notes Payable to Banks                                 7,955          7,955                 -                 -                -
                                                    --------        -------           -------           -------          -------
    Total Debt                                       $23,942         $8,354            $2,761            $1,064          $11,763
Accrued Insurance (a)                                 13,583         13,497                86
Deferred Compensation (b)                              4,999          4,999
Operating Leases (c)                                  49,039         18,975            22,684             5,736            1,644
                                                    --------        -------           -------           -------          -------
Total Contractual Cash Obligations                   $91,563        $45,825           $25,531            $6,800          $13,407
                                                    ========        =======           =======           =======          =======


     (a) Includes $10.5 million for the Company's Primary Insurance Casualty Program and $3.1 million for the Company's Medical Insurance Program. See Note A of Notes to Consolidated Financial Statements.

     (b) Includes $4.2 million for the Company's non-qualified deferred compensation and supplemental savings plan and $0.8 million for the Company's other deferred compensation plan. See Note N to Consolidated Financial Statements.

     (c)  See Note P of Notes to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Commitments--Continued
-----------

Other Contingent Commitments
----------------------------


                                                                Amount Expected by
                                                           Commitment Expiration Period
                                                ---------------------------------------------------
                                                                      Less than          1-3
                                                     Total             1 year          years
                                                   -------            -------        -------
                                                                  (In thousands)
Lines of Credit, available                         $7,234             $ 7,234
Revolving Credit Facility, available               26,324              26,324
Securitization Program, available                  80,000                            $80,000
Contingent Liability - Nortel                      45,144                             45,144
Standby Letters of Credit, outstanding                224                 224              -
                                                   ------              ------        -------
Total Commercial Commitments                     $158,926             $33,782       $125,144
                                                 ========             =======       ========


Securitization Program
----------------------

Effective April 15, 2002, the Company entered into a $100.0 million three-year accounts receivable securitization program ("Securitization Program"). In April 2004, the Company amended its Securitization Program which increased the capacity of its accounts receivable securitization program to $150.0 million and extended its maturity to April 2006. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $150.0 million). The Company retains the servicing responsibility for the accounts receivable. At October 31, 2004, TRFCO had purchased from Volt Funding a participation interest of $70.0 million out of a pool of approximately $248.7 million of receivables.

The Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company, with accounts receivable only reduced to reflect the fair value of receivables actually sold. The Company entered into this arrangement as it provided a low-cost alternative to other forms of financing.

The Securitization Program is designed to enable receivables sold by the Company to Volt Funding to constitute true sales of those receivables. As a result, the receivables are available to satisfy Volt Funding's own obligations to its own creditors before being available, through the Company's residual equity interest in Volt Funding, to satisfy the Company's creditors (subject also, as described below, to the security interest that the Company has granted in the common stock of Volt Funding in favor of the lenders under the Company's Credit Facility). TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding) for any of the sold receivables.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Securitization Program--Continued
---------------------------------

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

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold, the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization or a default occurring and continuing on indebtedness for borrowed money of at least $5.0 million. At October 31, 2004, the Company was in compliance with all requirements of its Securitizaton Program.


Credit Lines
------------

In April 2004, the Company amended its $40.0 million secured, syndicated, revolving credit agreement ("Credit Agreement") which was to expire in April 2004, to, among other things, extend the term for 364 days and reduce the line to $30.0 million, because of the increase in its Securitization Program (discussed above). Additionally, in July 2004, this program was further amended to release Volt Delta as a guarantor and collateral grantor under the Credit Agreement due to the previously announced agreement between Volt Delta and Nortel Networks. At October 31, 2004, the Company had credit lines with domestic and foreign banks that provide for borrowings and letters of credit up to an aggregate of $41.5 million, including $30.0 million under the Credit Agreement, which will expire in April 2005.

The Credit Agreement established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, NA and Lloyds TSB Bank PLC. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables, generally at the end of the fiscal month preceding a borrowing. At October 31, 2004, $30.0 million was available under the borrowing base formula. Borrowings under the Credit Facility are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. At October 31, 2004, the Company borrowed 2.0 million British Pounds ($3.7 million) under the Credit Facility at an interest rate of 5.8% per annum. At October 31, 2004, the facility fee was 0.3% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, a limitation on cash dividends, capital stock repurchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At October 31, 2004, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable for all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At October 31, 2004, five of those guarantors have pledged approximately $62.6 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.


Summary
-------

The Company believes that its current financial position, working capital, future cash flows from operations, credit lines and accounts receivable Securitization Program will be sufficient to fund its presently contemplated operations and satisfy its debt obligations in fiscal 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which provides guidance on identifying and assessing interests in variable interest entities to decide whether to consolidate that entity. FIN 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among parties involved. In October 2003, the FASB issued FASB Staff Position No. FIN 46-6, deferring the effective date for applying the provision of FIN 46 for variable interest entities created before February 1, 2003. In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision which clarifies some provisions of FIN 46. The Company has no unconsolidated subsidiaries. The adoption of FIN 46R did not have a material impact on the Company's consolidated financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an Amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This Statement requires that these items be recognized as period costs even if the amounts are not considered to be abnormal. The provisions of this Statement are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this Statement in fiscal 2006 will have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an Amendment of APB Opinion No. 29," to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with early application permitted for exchanges beginning after November, 2004. The Company does not believe that the adoption of this Statement in fiscal 2005 will have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which replaces the superseded SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement requires that all entities apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and suppliers when the entity acquires goods or services. The provisions of this Statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, with early adoption of this Statement permitted for any interim period whose financial statements are not yet issued. The Company is currently assessing the impact that the adoption will have on the Company's consolidated financial position and results of operations.

Related Party Transactions
--------------------------

During fiscal 2004, the Company paid or accrued $1.9 million to the law firm of which Lloyd Frank, a director, is of counsel, primarily for services rendered and expenses reimbursed, including $0.9 million related to the transaction with Nortel Networks discussed elsewhere in this Report. During that year, the Company also paid $13,000 to the law firm of which Bruce Goodman, a director, is a partner, for services rendered to the Company.

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

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would increase or decrease its annual net interest income/expense and securitization costs by $0.1 million and $0.1 million, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $15.3 million at October 31, 2004. This fair value was calculated by applying the appropriate fiscal year-end interest rate supplied by the lender to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At October 31, 2004, the total market value of these investments was $4.2 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuate against the dollar, which may impact reported earnings. As of October 31, 2004, the total of the Company's net investment in foreign operations was $9.7 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of October 31, 2004, the total of the Company's foreign exchange options was $5.7 million, leaving a balance of net foreign assets exposed of $4.0 million. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at October 31, 2004 by 10% would result in a pretax gain of $1.0 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at October 31, 2004 by 10% would result in a pretax loss of $0.4 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at October 31, 2004. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign exchange agreements, the table presents the currencies, notional amounts and weighted average exchange rates by contractual maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.


Interest Rate Market Risk                                  Payments Due By Period as of October 31, 2004
-------------------------                                  ---------------------------------------------
                                                                  Less than         1-3          3-5       After 5
                                                      Total        1 year           Years        Years      Years
                                                      -----       ---------         -----        -----     -------
                                                                   (Dollars in thousands of US$)
Cash and Cash Equivalents
-------------------------
Money Market and Cash Accounts                       $88,031        $88,031
Weighted Average Interest Rate                           1.5%          1.5%
                                                     -------        -------
Total Cash and Cash Equivalents                      $88,031        $88,031
                                                     =======        =======

Securitization Program
----------------------
Accounts Receivable Securitization                   $70,000        $70,000
Finance Rate                                            2.1%           2.1%
                                                     -------        -------
Securitization Program                               $70,000        $70,000
                                                     =======        =======


Interest Rate Market Risk                                  Payments Due By Period as of October 31, 2004
-------------------------                                  ---------------------------------------------
                                                                  Less than       1 - 3         3 - 5        After 5
                                                      Total         1 year        Years         Years         Years
                                                      -----       ---------       -----         -----        -------
                                                                   (Dollars in thousands of US$)

Debt
----
Term Loan (1)                                        $14,130          $  399      $904          $1,064       $11,763
Interest Rate                                           8.2%            8.2%      8.2%            8.2%          8.2%

Payable to Nortel Networks                             1,857                     1,857
Weighted Aveage Interest Rate                           6.0%                      6.0%

Notes Payable to Banks                                 7,955           7,955
Weighted Average Interest Rate                          6.7%            6.7%         -               -             -
                                                     -------          ------    ------          ------       -------
Total Debt                                           $23,942          $8,354    $2,761          $1,064       $11,763
                                                     =======          ======    ======          ======       =======


Foreign Exchange Market Risk
----------------------------


                                                                Contract Values
                                                                ---------------
                                        Contractual                                           Fair Value
                                        Exchange                      Less than                 Option
                                         Rate            Total          1 Year                 Premium(1)
                                         ----            -----          ------                 ----------
                                                                 (Dollars in thousands of US $)
Option Contracts
----------------
British Pound Sterling to U.S.$           1.82            $911            $911                   $17

Euro to British Pound Sterling            .070           1,914           1,914                    19

Canadian $ to U.S.$                       1.37           2,920           2,920                    18
                                                        ------          ------                  ----
Total Option Contracts                                  $5,745          $5,745                   $54
                                                        ======          ======                  ====



(1) Represents the cost of the options purchased on October 29, 2004.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ERNST & YOUNG LLP
5 Times Square
New York, New York  10036
212-773-3000


Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Volt Information Sciences, Inc.


We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of October 31, 2004 and November 2, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at October 31, 2004 and November 2, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles.

As described in Note A to the consolidated financial statements, the accompanying consolidated financial statements of Volt Information Sciences, Inc. as of November 2, 2003 and for the years ended November 2, 2003 and November 3, 2002 have been restated.

As discussed in Note H to the consolidated financial statements, Volt Information Sciences, Inc. and subsidiaries adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," at the beginning of fiscal 2002.


/s/ Ernst & Young LLP
---------------------
New York, New York
January 10, 2005

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                                 October 31,  November 2,
                                                                                                       2004          2003
                                                                                                 ----------   -----------
                                                                                                               (Restated)

                                                                                                 (Dollars in thousands,
   ASSETS                                                                                        except per share data)
   CURRENT ASSETS
     Cash and cash equivalents including restricted cash of $43,722 (2004) and $18,870
     (2003)                                                                                          $88,031       $62,057
     Short-term investments                                                                            4,248         4,149
     Trade accounts receivable less allowances of $10,210 (2004) and $10,498 (2003)                  409,130       313,946
     Inventories                                                                                      32,676        37,787
     Recoverable income taxes                                                                              -         3,080
     Deferred income taxes                                                                             9,385         8,722
     Prepaid expenses and other assets                                                                14,847        17,008
                                                                                                    --------      --------
   TOTAL CURRENT ASSETS                                                                              558,317       446,749

   Investment in securities                                                                              100           193
   Property, plant and equipment-net                                                                  85,038        82,452
   Deposits and other assets                                                                           1,439         2,107
   Goodwill                                                                                           29,144         8,982
   Other intangible assets-net of accumulated amortization of $288 (2004)                             15,998             -
                                                                                                    --------      --------
   TOTAL ASSETS                                                                                     $690,036      $540,483
                                                                                                    ========      ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Notes payable to banks                                                                           $7,955        $4,062
     Current portion of long-term debt                                                                   399           371
     Accounts payable                                                                                192,163       153,979
     Accrued wages and commissions                                                                    54,200        45,834
     Accrued taxes other than income taxes                                                            17,729        16,741
     Other accruals                                                                                   36,036        14,673
     Deferred income and other liabilities                                                            36,909        30,180
     Income taxes payable                                                                              4,270             -
                                                                                                    --------      --------
   TOTAL CURRENT LIABILITIES                                                                         349,661       265,840

   Accrued insurance                                                                                      86         4,098
   Long-term debt                                                                                     15,588        14,098
   Deferred income taxes                                                                              11,764        15,252

   Commitments and contingencies

   Minority Interest                                                                                  36,420             -

   STOCKHOLDERS' EQUITY
     Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
     Common stock, par value $.10; Authorized--30,000,000 shares; issued--
       15,282,625 shares (2004) and 15,220,415 shares (2003)                                           1,528         1,522
     Paid-in capital                                                                                  42,453        41,091
     Retained earnings                                                                               232,714       198,998
     Accumulated other comprehensive loss                                                               (178)         (416)
                                                                                                    --------      --------
   TOTAL STOCKHOLDERS' EQUITY                                                                        276,517       241,195
                                                                                                    --------      --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $690,036      $540,483
                                                                                                    ========      ========


                 See Notes to Consolidated Financial Statements

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        Year Ended
                                                                  -----------------------------------------------------
                                                                       October 31,       November 2,      November 3,
                                                                              2004             2003              2002
                                                                   ---------------       -----------      -----------
                                                                                         (Restated)        (Restated)
                                                                           (In thousands, except per share data)
   NET SALES                                                            $1,924,777       $1,609,491        $1,468,093

   COSTS AND EXPENSES:
     Cost of sales                                                       1,772,087        1,502,622         1,371,027
     Selling and administrative                                             83,124           71,693            74,619
     Depreciation and amortization                                          25,537           24,331            22,166
                                                                        ----------       ----------        ----------
                                                                         1,880,748        1,598,646         1,467,812
                                                                        ----------       ----------        ----------

   OPERATING PROFIT                                                         44,029           10,845               281

   OTHER INCOME (EXPENSE):
     Interest income                                                           927              708               851
     Other expense-net                                                      (4,398)          (2,661)           (3,462)
     Gain on sale of real estate                                             3,295
     Foreign exchange gain (loss)-net                                           97              299              (477)
     Interest expense                                                       (1,817)          (2,070)           (4,549)
                                                                        ----------       ----------        ----------

   Income (loss) from continuing operations before items
     shown below                                                            42,133            7,121            (7,356)
   Minority interest                                                        (2,420)
                                                                        ----------       ----------        ----------
   Income (loss) from continuing operations before taxes                    39,713            7,121            (7,356)

   Income tax (provision) benefit                                          (15,517)          (2,916)            2,260
                                                                        ----------       ----------        ----------
   Income (loss) from continuing operations                                 24,196            4,205            (5,096)
   Discontinued operations, net of taxes                                     9,520                              4,310
   Cumulative effect of a change in accounting
     Goodwill impairment                                                                                      (31,927)
                                                                        ----------       ----------        ----------

   NET INCOME (LOSS)                                                       $33,716           $4,205          ($32,713)
                                                                        ==========       ==========        ==========

                                                                                    Per Share Data
                                                                  ----------------------------------------------------
   Basic:
   Income (loss) from continuing operations                                  $1.59            $0.28            ($0.33)
   Discontinued operations                                                    0.62                               0.28
   Cumulative effect of a change in accounting                                                                  (2.10)
                                                                        ----------       ----------        ----------
   Net income (loss)                                                         $2.21            $0.28            ($2.15)
                                                                        ==========       ==========        ==========

   Weighted average number of shares-basic                                  15,234           15,218            15,217
                                                                        ==========       ==========        ==========
   Diluted:
   Income (loss) from continuing operations                                  $1.58            $0.28            ($0.33)
   Discontinued operations                                                    0.62                               0.28
   Cumulative effect of a change in accounting                                                                  (2.10)
                                                                        ----------       ----------        ----------
   Net income (loss)                                                         $2.20            $0.28            ($2.15)
                                                                        ==========       ==========        ==========

   Weighted average number of shares-diluted                                15,354           15,225            15,217
                                                                        ==========       ==========        ==========


                 See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)


                                                                                            Accumulated Other
                                                                                      Comprehensive (Loss) Income
                                                                                     ------------------------------
                                             Common Stock                               Foreign       Unrealized
                                           $.10 Par Value                             Currency     Gain (Loss) On
                                           --------------       Paid-In     Retained  Translation     Marketable     Comprehensive
                                        Shares       Amount     Capital     Earnings  Adjustment      Securities     Income (Loss)
                                        ------       ------     -------     --------  ----------      ----------     -------------
                                                                                   (Dollars in thousands)
Balance at November 4, 2001 -
   as previously reported                15,215,665  $1,522     $41,002    $227,766     ($468)        ($10)

Adjustment of reported balance due
   to restatement                                                              (260)
                                         ----------- ---------  -------    ---------    ------        -----

Balance at November 4, 2001 - restated    15,215,665  1,522      41,002     227,506      (468)         (10)


Stock option exercised - net of tax
   benefit of $3                               1,750                 34
Unrealized foreign currency
   translation adjustment - net of tax
   benefit of $10                                                                         (22)                              ($22)
Unrealized gain on marketable
   securities - net of taxes of $11                                                                     17                    17
Net loss for the year - restated                                            (32,713)                                     (32,713)
                                         ----------- ---------  -------    ---------    ------        -----            ----------
Balance at November 3, 2002 - restated    15,217,415  1,522      41,036     194,793      (490)           7              ($32,718)
                                                                                                                       ==========

Stock options exercised - net of a
   diminutive tax benefit                      3,000                55
Unrealized foreign currency
   translation adjustment - net of tax
   benefit of $8                                                                          (18)                              ($18)
Unrealized gain on marketable
   securities - net of taxes of $56                                                                     85                    85
Net income for the year - restated                                            4,205                                        4,205
                                         ----------- ---------  -------    ---------    ------        -----           ----------
Balance at November 2, 2003 - restated    15,220,415  1,522      41,091     198,998      (508)          92                $4,272
                                                                                                                      ==========

Stock options exercised - net of a tax
   benefit of $214                            62,210      6       1,362
Unrealized foreign currency
   translation adjustment - net of
   taxes of $126                                                                          294                               $294
Unrealized gain on marketable
   securities - net of tax benefit of
   $37                                                                                                 (56)                  (56)
Net income for the year                                                      33,716                                       33,716
                                         ----------- ---------  -------    ---------    ------        -----           ----------
Balance at October 31, 2004               15,282,625 $1,528     $42,453    $232,714     ($214)         $36               $33,954
                                         =========== =========  =======    =========    ======        =====           ==========



There were no shares of preferred stock issued or outstanding in any of the reported periods.

                See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Year Ended
                                                                        --------------------------------------------------------
                                                                            October 31,         November 2,        November 3,
                                                                                  2004                2003                2002
                                                                            ----------          -----------        -----------
                                                                                                 (Restated)         (Restated)
                                                                                             (In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                                               $33,716              $4,205           ($32,713)
Adjustments to reconcile net income (loss) to cash provided by operating activities
   Discontinued operations                                                       (9,520)                                (4,310)
   Loss on early payment of debt                                                                                         2,093
   Cumulative effect of a change in accounting - goodwill impairment                                                    31,927
   Depreciation and amortization                                                 25,537              24,331             22,166
   Equity in net income of joint ventures                                                                                  (25)
   Accounts receivable provisions                                                 7,784               6,227             10,188
   Minority interest                                                              2,420
   (Gain) loss on foreign currency translation                                      (43)                (10)               231
   (Gain) loss on dispositions of property, plant and equipment                  (3,432)                151                100
   Deferred income tax (benefit) expense                                         (4,240)                 82              3,898
   Other                                                                                                                   (98)
   Changes in operating assets and liabilities, net of assets acquired:
     Accounts receivable                                                       (101,672)            (28,612)            (8,641)
     Proceeds from securitization program                                                            10,000             60,000
     Inventories                                                                  6,662              (7,193)             6,548
     Prepaid expenses and other assets                                            2,553                  59             (1,033)
     Deposits and other assets                                                      667                 687              1,318
     Accounts payable                                                            37,149                (864)            40,076
     Accrued expenses                                                            24,748              14,599            (18,655)
     Deferred income and other liabilities                                        6,119               8,927              2,197
     Income taxes                                                                 2,754               3,586             (6,805)
                                                                                -------              ------            -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        31,202              36,175            108,462
                                                                                -------              ------            -------


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued


                                                                                                Year Ended
                                                                        ----------------------------------------------------------
                                                                            October 31,         November 2,        November 3,
                                                                                  2004                 2003              2002
                                                                            ----------          -----------        -----------
                                                                                                 (Restated)         (Restated)
                                                                                             (In thousands)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Sales of investments                                                              1,476                 870                840
Purchases of investments                                                         (1,419)               (833)            (1,089)
Distributions from joint ventures                                                                        49              3,271
Acquisitions                                                                     (1,864)
Proceeds from disposals of property, plant and equipment, net                     3,933                 469                633
Purchases of property, plant and equipment                                      (30,737)            (17,990)           (14,692)
Proceeds from sale of real estate (discontinued operations)                      18,500
Proceeds from sale of subsidiary                                                                                        24,233
Other                                                                                -                    -                317
                                                                                -------              ------            -------

NET CASH (USED IN) PROVIDED BY INVESTING    ACTIVITIES                          (10,111)            (17,435)            13,513
                                                                                -------              ------            -------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                                          (340)             (1,524)           (33,476)
Exercises of stock options                                                        1,368                  55                 34
Notes payable-bank                                                                3,591               1,523            (62,306)
                                                                                -------              ------            -------

NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                                                     4,619                  54            (95,748)
                                                                                -------              ------            -------

Effect of exchange rate changes on cash                                             264                (357)            (1,081)
                                                                                -------              ------            -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        25,974              18,437             25,146

Cash and cash equivalents, including restricted cash, beginning of year          62,057              43,620             18,474
                                                                                -------              ------            -------

CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED
   CASH, END OF YEAR                                                            $88,031             $62,057            $43,620
                                                                                =======             =======            =======

SUPPLEMENTAL INFORMATION

Cash paid during the year:
   Interest expense                                                              $1,616             $2,131              $5,357
   Income taxes                                                                 $15,934             $2,360              $3,200

The Company purchased certain assets and certain specified liabilities in exchange for a 24% interest in Volt Delta.  In conjunction with the acquisition, liabilities were assumed as follows:
   Fair value of assets acquired                                                $41,508
   Fair value of 24% interest                                                    34,000
                                                                                -------
   Liabilities assumed                                                           $7,508
                                                                                =======


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

Restatement: The Company has restated its previously issued financial statements for fiscal years 2000 through 2003 as a result of inappropriate application of accounting principles for revenue recognition by its telephone directory publishing operation in Uruguay. The operation in Uruguay printed and distributed its Montevideo directory each year during the October - November time frame, and the Company has determined that revenue recognition should have been taken in the first six months of each year instead of in the fourth quarter of the prior fiscal year. The restatement involves only the timing of when certain advertising revenue and related costs and expenses are recognized, and the cumulative results of the Company do not change. All prior year information included in these financial statements has been restated to reflect the corrected information. The tables below reflect the restatements that were made to the consolidated balance sheet ended November 2, 2003 and the consolidated statements of operations for the two years ended November 2, 2003. The tables reflect only items that have changed in these financial statements.



                                                                                         November
                                                                                          2, 2003
                                                                                          -------
Consolidated Balance Sheet
                                                                                   (dollars in thousands)
Inventories-as previously reported                                                        $37,357
  Increase                                                                                    430
                                                                                          -------
Inventories-as restated                                                                   $37,787
                                                                                          =======
Recoverable income taxes-as previously reported                                            $2,596
  Increase                                                                                    484
                                                                                          -------
Recoverable income taxes-as restated                                                       $3,080
                                                                                          =======

Prepaid expenses and other assets-as previously reported                                  $16,132
  Increase                                                                                    876
                                                                                          -------
Prepaid expenses and other assets-as restated                                             $17,008
                                                                                          =======

Deferred income and other liabilities-as previously reported                              $27,665
  Increase                                                                                  2,515
                                                                                          -------
Deferred income and other liabilities-as restated                                         $30,180
                                                                                          =======

Retained earnings-as previously reported                                                 $199,723
  Decrease                                                                                  (725)
                                                                                          -------
Retained earnings-as restated                                                            $198,998
                                                                                         ========




                                      -65

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Restatement:--Continued


                                                                                       Year Ended
                                                                               November              November
                                                                                2, 2003               3, 2002
                                                                              ----------           ----------
Consolidated Statements of Operations
                                                                                    (dollars in thousands)
Net sales- as previously reported                                             $1,609,857           $1,467,786
  (Decrease) increase                                                               (366)                 307
                                                                              ----------           ----------
Net sales-as restated                                                         $1,609,491           $1,468,093
                                                                              ==========           ==========

Cost of sales-as previously reported                                          $1,502,148           $1,370,976
  Increase                                                                           474                   51
                                                                              ----------           ----------
Cost of sales-as restated                                                     $1,502,622           $1,371,027
                                                                              ==========           ==========

Selling and administrative-as previously reported                                $71,607             $74,514
  Increase                                                                            86                 105
                                                                              ----------           ----------
Selling and administrative-as restated                                           $71,693             $74,619
                                                                              ==========           ==========

Operating profit-as previously reported                                          $11,771                $130
  (Decrease) increase                                                               (926)                151
                                                                              ----------           ----------
Operating profit-as restated                                                     $10,845                $281
                                                                              ==========           ==========

Income (loss) from continuing operations-as previously reported                   $8,047             ($7,507)
  (Decrease)                                                                        (926)                151
                                                                              ----------           ----------
Income (loss) from continuing operations-as restated                              $7,121             ($7,356)
                                                                              ==========           ==========

Income tax (provision) benefit-as previously reported                            ($3,286)             $2,320
  (Decrease)                                                                         370                 (60)
                                                                              ----------           ----------
Income tax (provision) benefit-as restated                                       ($2,916)             $2,260
                                                                              ==========           ==========

Net income (loss)-as previously reported                                          $4,761           ($32,804)
  (Decrease)                                                                        (556)                91
                                                                              ----------           ----------
Net income (loss)-as restated                                                     $4,205           ($32,713)
                                                                              ==========           ==========

Per share data:
  Income (loss) from continuing operations- as previously reported                 $0.31             ($0.34)
    (Decrease)                                                                     (0.03)              0.01
                                                                              ----------           ----------
  Income (loss) from continuing operations- as restated                            $0.28             ($0.33)
                                                                              ==========           ==========

  Net income (loss)- as previously reported                                        $0.31             ($2.16)
    (Decrease)                                                                     (0.03)              0.01
                                                                              ----------           ----------
  Net income (loss)- as restated                                                   $0.28             ($2.15)
                                                                              ==========           ==========


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Fiscal Year: The Company's fiscal year ends on the Sunday nearest October 31. The 2002 through 2004 fiscal years each consisted of 52 weeks.

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated upon consolidation. The Company accounts for the securitization of accounts receivables in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (see Note B). In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which provides guidance on identifying and assessing interests in variable interest entities to decide whether to consolidate that entity. FIN 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among parties involved. In October 2003, the FASB issued FASB Staff Position No. FIN 46-6, deferring the effective date for applying the provision of FIN 46 for variable interest entities created before February 1, 2003. In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision which clarifies some provisions of FIN 46. The Company has no unconsolidated subsidiaries. The adoption of FIN 46R did not have a material impact on the Company's consolidated financial position and results of operations.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation: The Company has elected to follow Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for its stock options under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined at the grant dates for awards under the alternative accounting method provided for in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," net income and earnings per share, on a pro forma basis, would have been:

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Stock-Based Compensation:  --Continued


                                                                                 2004            2003              2002
                                                                                 ----            ----              ----
                                                                                            (Restated)        (Restated)

                                                                               (In thousands, except per share data)
Net income (loss) as reported                                                  $33,716          $4,205         ($32,713)
Pro forma compensation expense, net of taxes                                      (130)            (67)            (309)
                                                                               --------         -------         ---------
Pro forma net income (loss)                                                    $33,586          $4,138         ($33,022)
                                                                               ========         =======         =========

Basic:
Net income (loss) as reported per share                                          $2.21           $0.28           ($2.15)
Pro forma compensation expense, net of taxes per share                            (0.1)          (0.01)           (0.02)
                                                                               --------         -------         ---------
Pro forma net income (loss) per share                                            $2.20           $0.27           ($2.17)
                                                                               ========         =======         =========

Diluted:
Net income (loss) as reported per share                                          $2.20           $0.28           ($2.15)
Pro forma compensation expense, net of taxes                                     (0.01)          (0.01)           (0.02)
                                                                               --------         -------         ---------
Pro forma net income (loss) per share                                            $2.19           $0.27           ($2.17)
                                                                               ========         =======         =========


The fair value of each option grant is estimated using the Multiple Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in fiscal 2004, 2003 and 2002, respectively: risk-free interest rates of 4.1%, 2.0% and 2.7%, respectively; expected volatility of .47, .50 and .52, respectively; an expected life of the options of five years; and no dividends. The weighted average fair value of stock options granted during fiscal years 2004, 2003 and 2002 was $14.62, $6.59 and $10.59, respectively.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which replaces the superseded SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement requires that all entities apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and suppliers when the entity acquires goods or services. The provisions of this Statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, with early adoption of this Statement permitted for any interim period whose financial statements are not yet issued. The Company is currently assessing the impact that the adoption will have on the Company's consolidated financial position and results of operations.

Revenue Recognition: The Company derives its revenues from several sources. The revenue recognition methods, which are consistent with those prescribed in Staff Accounting Bulletin 104 ("SAB 104"), entitled "Revenue Recognition in Financial Statements," are described below in more detail for the significant types of revenue within each of its segments.

Staffing Services:
     Staffing: In fiscal 2004, this revenue comprised approximately 76% of consolidated sales. Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Revenue Recognition: --Continued
--------------------

     Managed Services: In fiscal 2004, this revenue comprised approximately 2% of consolidated sales. Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, and for certain contracts, sales are generated by the Company's Staffing Solutions Group's managed services operations. The Company receives an administrative fee for arranging for, billing for and collecting the billings related to other staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force 99-19 ("EITF 99-19"), "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer has agreed, is recognized net of associated costs in the period the services are rendered.

     Outsourced Projects: In fiscal 2004, this revenue comprised approximately 5% of consolidated sales. Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work.

     Shaw & Shaw: In fiscal 2004, this revenue comprised less than 1% of consolidated sales, due to the Company's reporting of these revenues on a net basis. Sales are generated by the Company's Shaw & Shaw subsidiary, for which the Company provides professional employer organizational services ("PEO") to certain customers. Generally, the customers transfer their entire workforce or employees of specific departments or divisions to the Company, but the customers maintain control over the day-to-day job duties of the employees. Based upon the revenue recognition principles prescribed in EITF 99-19, effective with the Company's second fiscal quarter of 2003, the Company has changed its method of reporting revenue from these services from a gross basis to a net basis. The change in reporting, which is reflected in all current and prior periods, resulted in a reduction in both reported PEO revenues and costs of sales, with no effect on the Company's operating results.

Telephone Directory:
     Directory Publishing: In fiscal 2004, this revenue comprised approximately 3% of consolidated sales. Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher or for a telephone company in Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered.

     Ad Production and Other: In fiscal 2004, this revenue comprised approximately 1% of consolidated sales. Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Revenue Recognition: --Continued
--------------------

Telecommunications Services:
     Construction: In fiscal 2004, this revenue comprised approximately 4% of consolidated sales. Sales are derived from the Company supplying aerial and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in American Institute of Certified Public Accountants ("ACIPA") Statement of Position 81-1 ("SOP 81-1"), "Accounting for Performance of Construction-Type Contracts," using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project.

     Non-Construction: In fiscal 2004, this revenue comprised approximately 3% of consolidated sales. Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and if applicable, any completed units are delivered and accepted by the customer.

Computer Systems:
     Database Access: In fiscal 2004, this revenue comprised approximately 4% of consolidated sales. Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases.

     IT Maintenance: In fiscal 2004, this revenue comprised approximately 2% of consolidated sales. Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance.

     Telephone Systems: In fiscal 2004, this revenue comprised less than 1% of consolidated sales. Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in AICPA Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" and Emerging Issues Task Force 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value.

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

Goodwill: Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but is subject to annual impairment testing using fair value methodologies. The impairment test for goodwill is a two-step process. Step one consists of a comparison of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on one or more fair value measures including present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss). The Company performs its impairment testing using comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured.

Long-Lived Assets: Property, plant and equipment is recorded at cost, and depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to depreciate the cost of the assets over their estimated lives. Intangible assets, other than goodwill, and property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition of construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value. The weighted-average amortization periods for other intangible assets in fiscal 2004 and 2003 were 15 and 3 years, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Fully depreciated assets are retained in property and depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts less proceeds from disposal, are included in income. Maintenance and repairs are expensed as incurred. Property, plant and equipment is depreciated over the following periods:


        Buildings                                      25 to 31-1/2 years
        Machinery and equipment                        3 to 15 years
        Leasehold improvements                         length of lease or life of the asset, whichever is shorter
        Enterprise Resource Planning system            5 to 7 years

Property, plant and equipment consisted of:                                           October 31,               November 2,
                                                                                             2004                      2003
                                                                                      -----------               -----------
                                                                                                  (In thousands)
Land and buildings                                                                        $22,807                   $33,847
Machinery and equipment                                                                   141,765                   114,167
Leasehold improvements                                                                     10,460                    10,818
Enterprise Resource Planning system                                                        34,896                    33,371
                                                                                      -----------               -----------
                                                                                          209,928                   192,203
Less allowances for depreciation and amortization                                         124,890                   109,751
                                                                                      -----------               -----------
                                                                                          $85,038                   $82,452
                                                                                      ===========               ===========


A term loan is secured by a deed of trust on land and buildings with a carrying amount at October 31, 2004 of $10.6 million (see Note F).

In fiscal year 2004, the Company sold land and buildings in California. One property was previously leased to the Company's formerly 59% owned subsidiary, Autologic Information International, Inc. (see Note J) and the other property was no longer being used by the Company (see Note M).

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

The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Prior to March 31, 2002, the amount of the additional or return premium was finalized. Subsequent thereto, adjustments to premium will be made based upon the level of claims incurred at a future date up

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Primary Insurance Casualty Program: --Continued
----------------------------------
to three years after the end of the respective policy period. For the policy year ended March 31, 2003, a maximum premium has been predetermined and accrued.

At October 31, 2004 and November 2, 2003, the Company's net liability for the outstanding policy years was $8.3 million and $1.8 million, respectively. The balance sheet classifications were as follows:


                                           October 31,          November 2,
                                                 2004                 2003
                                          ------------         ------------
                                                    (In thousands)
 Prepaid Insurance                             $2,229               $2,526
 Accrued Insurance - Current                  (10,396)                (190)
 Accrued Insurance - Long-term                    (86)              (4,098)
                                          ------------         ------------
                                              ($8,253)             ($1,762)
                                          ============         ============

Medical Insurance Program: Beginning in April 2004, the Company became self-insured for the majority of its medical benefit programs. The Company remains insured for a portion of its medical program (primarily HMO's) as well as the entire dental program. The Company provides the self-insured medical benefits through an arrangement with a third party administrator. However, the liability for the self-insured benefits is limited by the purchase of stop loss insurance. The funds and related liabilities for the self-insured program together with unpaid premiums for the insured programs, other than the current provision, are held in a 501(c)9 employee welfare benefit trust and do not appear on the balance sheet of the Company. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected losses based on statistical analyses of historical data. The provision for future payments is initially adjusted by the enrollment levels in the various plans. Periodically, the resulting liabilities are monitored and will be adjusted as warranted by changing circumstances. Should the amount of claims occurring exceed what was estimated or medical costs increase beyond what was expected, liabilities might not be sufficient, and additional expense may be recorded.

Capitalized Software: The Company's software technology personnel are involved in the development and acquisition of internal-use software to be used in its Enterprise Resource Planning system and software to be used in its operating segments, some of which are customer accessible. The Company accounts for the capitalization of software in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent to the preliminary project planning and approval stage, all appropriate costs are capitalized until the point at which the software is ready for its intended use. Subsequent to the software being placed in operation, the capitalized costs are transferred from costs-in-process to completed property, plant and equipment, and are accounted for as such. All post-implementation costs, such as maintenance, training and minor upgrades that do not result in additional functionality, are expensed as incurred.

Income Taxes: Income taxes are provided using the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The carrying value of the Company's deferred tax assets is dependent upon the Company's ability to generate sufficient future taxable income in certain tax jurisdictions. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, a valuation allowance to the deferred tax assets would be established in the period such determination was made (see Note G).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Translation of Foreign Currencies: The U.S. dollar is the Company's functional currency throughout the world, except by certain European subsidiaries. Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are included in operations. The translation adjustments recorded as a separate component of stockholders' equity result from changes in exchange rates affecting the reported assets and liabilities of the European subsidiaries whose functional currency is not the U.S. dollar.

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

New Accounting Pronouncements: In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an Amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This Statement requires that these items be recognized as period costs even if the amounts are not considered to be abnormal. The provisions of this Statement are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this Statement in fiscal 2006 will have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an Amendment of APB Opinion No. 29," to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with early application permitted for exchanges beginning after November, 2004. The Company does not believe that the adoption of this Statement in fiscal 2005 will have a material impact on the Company's consolidated financial position or results of operations.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE B--Securitization Program

Effective April 15, 2002, the Company entered into a $100.0 million, three-year accounts receivable securitization program (the "Securitization Program"). In April 2004, the Company amended its Securitization Program which increased the capacity of its accounts receivable securitization program to $150.0 million and extended its maturity to April 2006. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $150.0 million). The Company retains the servicing responsibility for the accounts receivable. At October 31, 2004, TRFCO had purchased from Volt Funding a participation interest of $70.0 million out of a pool of approximately $248.7 million of receivables.

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

The Company incurred charges, in connection with the sale of receivables under the Securitization Program, of $1.7 million in the fiscal year ended October 31, 2004 compared to $1.6 million and $0.9 million in the fiscal years ended November 2, 2003 and November 3, 2002, respectively, which are included in Other Expense on the consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 2.7%, 2.6% and 2.5% per annum in the fiscal years 2004, 2003 and 2002, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated the retained interest in receivables approximated fair value.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE B--Securitization Program--Continued

At October 31, 2004 and November 2, 2003, the Company's carrying retained interest, in a revolving pool of receivables of approximately $248.7 million and $189.3 million, respectively, net of a service fee liability, was approximately $178.2 million and $119.0 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $70.0 million at October 31, 2004 and November 2, 2003. Accordingly, the trade accounts receivable included on the October 31, 2004 and November 2, 2003 balance sheet, has been reduced to reflect the $70.0 million participation interest sold.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization. At October 31, 2004, the Company was in compliance with all requirements of the Securitization Program.


NOTE C--Short-Term Investments and Investments in Securities

At October 31, 2004 and November 2, 2003, short-term investments consisted of $4.2 million and $4.1 million, respectively, invested in mutual funds for the Company's deferred compensation plan (see Note N).

At October 31, 2004 and November 2, 2003, the Company had an available-for-sale investment in equity securities of $100,000 and $193,000, respectively. The gross unrealized gains of $60,500 and $153,500 at October 31, 2004 and November 2, 2003, respectively, were included as a component of accumulated other comprehensive income (loss).


NOTE D--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:

                                   October  31,             November 2,
                                           2004                    2003
                                   ------------             -----------
                                                            (Restated)
                                                (In thousands)

Telephone Directory                     $11,313                 $13,328
Telecommunications Services              14,505                  18,320
Computer Systems                          6,858                   6,139
                                   ------------             -----------
Total                                   $32,676                 $37,787
                                   ============             ===========

The cumulative amounts billed under service contracts at October 31, 2004 and November 2, 2003 of $13.9 million and $3.6 million, respectively, are credited against the related costs in inventory.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE E--Short-Term Borrowings

In April 2004, the Company amended its $40.0 million, secured, syndicated, revolving credit agreement ("Credit Agreement") which was to expire in April 2004, to, among other things, extend the term for 364 days (to now expire in April 2005) and reduce the line to $30.0 million, as a result of the increase in its Securitization Program (see Note B). Additionally, in July 2004, this program was further amended to release Volt Delta Resources, LLC ("Volt Delta") as a guarantor and collateral grantor under the Credit Agreement due to the previously announced agreement between Volt Delta and Nortel Networks Inc. ("Nortel Networks") (see Note J). At October 31, 2004, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit up to an aggregate of $41.5 million, including $30.0 million under the Credit Agreement.

The Credit Agreement established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, NA and Lloyds TSB Bank PLC. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables, generally at the end of the fiscal month preceding a borrowing. At October 31, 2004, all $30.0 million was available under the borrowing base formula of which $3.7 million was borrowed.

Borrowings under the Credit Facility are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at October 31, 2004, if a three-month LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 2.8% per annum. At October 31, 2004, the facility fee was 0.3% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock repurchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At October 31, 2004, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are now guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At October 31, 2004, four of those guarantors have pledged approximately $62.6 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.



                                      -77

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE E--Short-Term Borrowings--Continued

At October 31, 2004, the Company had total outstanding foreign currency bank borrowings of $8.0 million, $3.7 million of which were under the Credit Agreement. These bank borrowings provide a hedge against devaluation in foreign currency denominated assets.


NOTE F--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:


                                      October 31,                 November 2,
                                            2004                         2003
                                      -----------                 -----------
                                                    (In thousands)

8.2% term loan (a)                        $14,130                    $14,469
Payable to Nortel Networks(b)               1,857                          -
                                      -----------                 -----------
                                           15,987                     14,469
Less amounts due within one year              399                        371
                                      -----------                 -----------
Total long-term debt                      $15,588                    $14,098
                                      ===========                 ===========

(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $14.1 million at October 31, 2004. The fair value of the loan was approximately $15.3 million at October 31, 2004. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at October 31, 2004 of $10.6 million. The obligation is guaranteed by the Company.

(b) Represents the present value of a $2.0 million payment due to Nortel Networks in February 2006, discounted at 6% per annum, as required in an agreement closed on August 2, 2004 (see Note J).

Principal payment maturities on long-term debt outstanding at October 31, 2004 are:

                             Fiscal Year                     Amount
                             -----------                     ------
                                                          (In thousands)

                                2005                            $399
                                2006                           2,291
                                2007                             470
                                2008                             510
                                2009                             554
                             Thereafter                       11,763
                                                             -------
                                                             $15,987
                                                             =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes

The components of the Company's income (loss) from continuing operations before income taxes and minority interest by location, and the related income tax provision (benefit) are as follows:


                                                                                                   Year Ended
                                                           --------------------------------------------------------------
                                                                   October 31,          November 2,          November 3,
                                                                          2004                 2003                 2002
                                                           -------------------- -------------------- --------------------
                                                                                        (Restated)            (Restated)
                                                                                         (In thousands)
The components of income (loss) from continuing
operations before income taxes and minority interest,
based on the location of operations, consist of the
following:
     Domestic                                                          $36,530               $3,523              ($6,123)
     Foreign                                                             5,603                3,598               (1,233)
                                                                       -------               ------             --------
                                                                       $42,133               $7,121              ($7,356)
                                                                       =======               ======             ========

The components of the income tax provision
   (benefit) include:
Current:
   Federal (a)                                                         $13,040                 $518              ($5,539)
   Foreign                                                               2,608                1,716                  546
   State and local                                                       4,109                  600               (1,165)
                                                                       -------               ------             --------
   Total current                                                        19,757                2,834               (6,158)
                                                                       -------               ------             --------

Deferred:
   Federal                                                             ($3,450)                $232               $3,345
   Foreign                                                                 (19)                (202)                 128
   State and local                                                        (771)                  52                  425
                                                                       -------               ------             --------
   Total deferred                                                       (4,240)                  82                3,898
                                                                       -------               ------             --------
 Total income tax provision (benefit)                                  $15,517               $2,916              ($2,260)
                                                                       =======               ======             ========


(a) Reduced in 2004 and 2003 and increased in 2002 by benefits of $0.9 million, $0.8 million and $0.2 million, respectively, from general business credits.

The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:


                                                                                      Year Ended
                                                            ---------------------------------------------------------------
                                                                October 31,           November 2,          November 3,
                                                                      2004                 2003                   2002
                                                            --------------------- -------------------- --------------------
                                                                                       (Restated)          (Restated)
Statutory rate                                                        35.0%                35.0%               (35.0%)
State and local taxes, net of federal
   tax benefit                                                         6.3                  6.4                 (7.8)
Tax effect of foreign operations                                       2.4                  3.8                 14.9
Goodwill                                                              (1.3)                (3.3)
General business credits                                              (2.2)                (4.5)                (3.5)
Minority interest                                                     (2.2)
Other-net, principally non deductible items                           (1.2)                 3.5                  0.7
                                                                      -----                -----                -----
Effective tax rate                                                    36.8%                40.9%               (30.7%)
                                                                      =====                =====                =====

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes--Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include foreign operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                          October 31,               November 2,
                                                                                2004                      2003
                                                                          ----------                -----------
                                                                                       (In thousands)
Deferred Tax Assets:
   Allowance for doubtful accounts                                            $3,573                     $3,626
   Inventory valuation                                                           526                         19
   Foreign loss carryforwards                                                  1,692                        830
   Goodwill                                                                    2,256                      2,805
   Compensation accruals and deferrals                                         4,551                      4,355
   Warranty accruals                                                              76                         74
   Foreign asset bases                                                           377                        357
   Other-net                                                                     878                      1,040
                                                                          ----------                -----------
Total deferred tax assets                                                     13,929                     13,106
Less valuation allowance for deferred tax assets                               3,948                      3,635
                                                                          ----------                -----------
Deferred tax assets, net of valuation allowance                                9,981                      9,471
                                                                          ----------                -----------

Deferred Tax Liabilities:
   Software development costs                                                  4,526                      8,682
   Earnings not currently taxable                                                146                        131
   Accelerated book depreciation                                               7,688                      7,188
                                                                          ----------                -----------
   Total deferred tax liabilities                                             12,360                     16,001
                                                                          ----------                -----------

Net deferred tax liabilities                                                 ($2,379)                   ($6,530)
                                                                          ==========                ===========
Balance sheet classification:
   Current assets                                                             $9,385                     $8,722
   Non-current liabilities                                                   (11,764)                   (15,252)
                                                                          ----------                -----------
Net deferred tax liabilities                                                 ($2,379)                   ($6,530)
                                                                          ==========                ===========


At October 31, 2004, deferred tax assets included $1.7 million related to foreign loss carryforwards, with no limitation on the carry forward period and $2.2 million related to goodwill written off as impaired. For financial statement purposes, a full valuation allowance of $3.9 million has been recognized due to the uncertainty of the realization of the foreign loss carryforwards and future tax deductions related to goodwill. The valuation allowance increased during 2004 by $0.3 million.

Substantially all of the undistributed earnings of foreign subsidiaries of $9.8 million at October 31, 2004 are considered permanently invested and, accordingly, no federal income taxes thereon have been provided. Should these earnings be distributed, foreign tax credits would reduce the additional federal income tax that would be payable. Availability of credits is subject to limitations; accordingly, it is not practicable to estimate the amount of the ultimate deferred tax liability, if any, on accumulated earnings.

The American Jobs Creation Act of 2004 (the "Act") provided for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. The Company is currently assessing the impact the Act will have on the Company's consolidated financial position or results of operations.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--Goodwill and Other Intangibles

Goodwill and other intangibles with indefinite lives are no longer amortized, but are subject to annual testing using fair value methodology. An impairment charge is recognized for the amount, if any, by which the carrying value of an indefinite-life intangible asset exceeds its fair value. The test for goodwill, which is performed in the Company's second fiscal quarter, primarily uses comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the goodwill and the reporting units measured.

The Company engaged independent valuation firms to assist in the determination of impairment, which may have existed in the $39.8 million of goodwill recorded as of the beginning of fiscal 2002. The result of testing goodwill for impairment in accordance with SFAS No. 142, as of November 5, 2001, was a non-cash charge of $31.9 million, which is reported under the caption "Cumulative effect of a change in accounting." The fiscal 2002 impairment charge in the Staffing Services segment related to the Company's European Technical Placement division and the Administrative and Industrial division, which had been adversely affected by the economic declines in Europe and the United States, respectively. Accordingly, an impairment charge of $23.9 million (including $2.6 million, the total carrying amount of goodwill for the Administrative and Industrial division as of November 5, 2001) was recognized. The impairment charge in the Company's Telephone Directory business related to its independent telephone directory publishing division ($6.9 million) of that segment, and the Company's then-owned 50% interest in the westVista joint venture ($1.1 million), which also publishes independent directories (see Note
J). Due to the fact that some of the directories purchased had not performed as well as projected, and in some cases had incurred losses, an impairment charge of $8.0 million was recognized.

Using the same valuation methods employed as in prior years, the Company completed its annual impairment tests on the then remaining $9.0 million of goodwill during the second quarter of fiscal 2003 and 2004 and determined that no impairment existed, since the reporting units' fair value exceeded the carrying value.

The following table represents the balance of other intangible assets subject to amortization as of the end of fiscal 2004 and the amortization expense for the year.


                                                     October
                                                    31, 2004
                                                    --------
                                              (In thousands)

     Other intangible assets                         $16,286
     Accumulated amortization                            288
                                                     -------
     Net Carrying Value                              $15,998
                                                     =======

     Annual amortization expense                        $288
                                                     =======

In each of the succeeding five years, the amount of amortization expense for other intangible assets is estimated to be $1.1 million. In fiscal 2004, the total other intangible assets acquired was $16.3 million, as noted in Note J. In fiscal 2003, $0.4 million of other intangible assets were fully amortized and were written off. Amortization expense in fiscal 2003 was $92,000.



                                      -81

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--Goodwill and Other Intangibles--Continued

The following table represents the change in the carrying amount of goodwill (see Note J) for each segment during each fiscal year.


                                              Carrying                        Carrying                      Carrying
                                               Value                           Value                          Value
                                              November        Additions       November       Additions      October
     Segment                                   3, 2002          2003           2, 2003         2004         31, 2004
     -------                                  ---------       --------        --------       ---------      --------
                                                                           (In thousands)
     Staffing Services                          $8,340                          $8,340                          $8,340
     Computer Systems                              642                             642        $20,162           20,804
                                                ------                          ------        -------          -------
     Total                                      $8,982                          $8,982        $20,162          $29,144
                                                ======                          ======        =======          =======


NOTE I--Per Share Data

In calculating basic earnings per share, the effect of dilutive securities is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.


                                                                                             Year Ended
                                                                --------------------------------------------------------------
                                                                        October 31,          November 2,          November 3,
                                                                               2004                 2003                 2002
                                                                -------------------- -------------------- --------------------
                                                                                       (In thousands)
Denominator for basic earnings per share -
Weighted average number of shares                                            15,234               15,218               15,217

Effect of dilutive securities:
   Employee stock options                                                       120                    7                    -
                                                                             ------               ------               ------
Denominator for diluted earnings per share -
Adjusted weighted average number of shares                                   15,354               15,225               15,217
                                                                             ======               ======               ======


Options to purchase 45,400, 582,539 and 566,359 shares of the Company's common stock were outstanding at October 31, 2004, November 2, 2003 and November 3, 2002, respectively, but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.


NOTE J--Acquisition and Sales of Businesses and Subsidiaries

On August 2, 2004, Volt Delta, a wholly-owned subsidiary of the Company, closed a Contribution Agreement (the "Contribution Agreement") with Nortel Networks under which Nortel Networks contributed certain of the assets (consisting principally of a customer base and contracts, intellectual property and inventory) and certain specified liabilities of its directory and operator services ("DOS") business to Volt Delta in exchange for a 24% minority equity interest in Volt Delta. Together with subsidiaries, Volt Delta is reported as the Company's Computer Systems Segment. Volt Delta is using the assets acquired from Nortel Networks to enhance the operation of its DOS business. The acquisition allows Volt Delta to provide the newly combined customer base with new solutions, an expanded suite of products, content and enhanced services. As a result of this transaction, approximately 155 DOS business employees in North America joined VoltDelta.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--Acquisition and Sales of Businesses and Subsidiaries--Continued

In addition, the companies entered into a ten-year relationship agreement to maintain the compatibility and interoperability between future releases of Nortel Networks' Traffic Operator Position System ("TOPS") switching platform and Volt Delta's IWS/MWS operator workstations and associated products. Nortel Networks and Volt Delta will work together developing feature content and release schedules for, and to ensure compatibility between, any TOPS changes that require a change in Volt Delta's products or workstations.

Also, on August 2, 2004, the Company and certain subsidiaries entered into a Members' Agreement (the "Members' Agreement") with Nortel Networks which defined the management of Volt Delta and the respective rights and obligations of the equity owners thereof. The Members' Agreement provides that commencing two years from the date thereof, Nortel Networks may exercise a put option or Volt Delta may exercise a call option, in each case to affect the purchase by Volt Delta of Nortel Networks' minority interest in Volt Delta ("Contingent Liability"). If either party exercises its option between the second and third year from the date of the Members' Agreement, the price paid to Nortel Networks for its 24% minority equity interest will be the product of the revenue of Volt Delta for the twelve-month period ended as of the fiscal quarter immediately preceding the date of option exercise (the "Volt Delta Revenue Base") multiplied by 70% of the enterprise value-to-revenue formula index of specified comparable companies (which index shall not exceed 1.8), times Nortel Networks' ownership interest in Volt Delta (the amount so calculated would not exceed 30.24% of the Volt Delta Revenue Base), with a minimum payment of $25.0 million and a maximum payment of $70.0 million. Based on the pro forma financial results of Volt Delta for the year ended October 31, 2004, the Contingent Liability for this put/call would be $45.1 million at October 31, 2004. If the option is exercised after three years from the date of the Members' Agreement, the price paid will be a mutually agreed upon amount.

The Company engaged an independent valuation firm to assist in the determination of the purchase price (the value of the 24% equity interest in Volt Delta) of the acquisition and its allocation. The preliminary allocation was completed in the fourth quarter of fiscal 2004, subject to finalization of certain adjustments.

The assets and liabilities of the acquired business are accounted for under the purchase method of accounting at the date of acquisition, recorded at their fair values, with the recognition of a minority interest to reflect Nortel Networks' 24% investment in Volt Delta. The results of operations have been included in the Consolidated Statements of Operations since the acquisition date.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--Acquisition and Sales of Businesses and Subsidiaries--Continued


                         Preliminary Purchase Allocation
      Fair Value of Assets Acquired and Liabilities Assumed and Established
      ---------------------------------------------------------------------
                                 (In thousands)

   Cash                                                         3,491
   Inventories                                                  1,551
   Deposit and other assets                                       404
   Goodwill                                                    20,162
   Intangible assets                                           15,900
                                                              -------
         Total assets                                         $41,508
                                                              =======

   Accrued wages and commissions                                 $700
   Other accrued expenses                                       2,189
   Other liabilities                                            2,791
   Long-term debt                                               1,828
   Minority interest                                           34,000
                                                              -------
         Total liabilities                                    $41,508
                                                              =======

The other intangible assets represent the fair value of customer relationships ($15.1 million) and product technology ($0.8 million), and are being amortized over 16 years and 10 years, respectively. Since the members interests in Volt Delta are treated as partnership interests, the tax deduction for amortization will not commence until the Contingent Liability is final and determined.

The following unaudited pro forma information combines the consolidated results of operations of the Company with those of the DOS Business as if the acquisition had occurred at the beginning of fiscal 2003. This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had this acquisition been consummated at the start of fiscal 2003. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.


                                        Pro Forma Results (Unaudited)
                                        -----------------------------
                                                Year Ended
                                                ----------
                                       October               November
                                      31, 2004                2, 2003
                                      --------               --------
                                                           (Restated)
                (In thousands of dollars, except per share data)

   Net sales                           $1,953,842          $1,649,939
                                       ==========          ==========

   Operating income                       $51,326             $18,512
                                          =======             =======
   Net income                             $34,678              $5,922
                                          =======             =======
   Earnings per share:
       Basic                                $2.27               $0.39
                                          =======             =======
       Diluted                              $2.25               $0.39
                                          =======             =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--Acquisition and Sales of Businesses and Subsidiaries--Continued

In May 2004, DataNational, a wholly-owned subsidiary of the Company, purchased certain of the assets of an independent telephone directory publisher for $0.4 million. The assets consisted of the rights to produce and sell certain independent telephone directories in the state of Georgia. The entire purchase price represents the fair value of the acquired customer listings, prospect listings and documentation, which is reflected in other intangible assets, and is being amortized over 5 years.

In August 2002, the Company's 50% owned joint venture, westVista, was liquidated with one operation sold to an unaffiliated third party and the other operation acquired by the Company. The terms of the initial purchase agreement required the Company and its partner to make future payments to the previous owner. Accordingly, 50% of this liability has been accrued by the Company and the gain on the sale of approximately $0.1 million has been deferred. Prior to the sale, the Company's portion of net income was $25,000 in fiscal 2002, which is included in Other Income (Expense). In addition in fiscal 2002, the Company recorded a charge for the write-down of goodwill related to the joint venture of $1.1 million as a portion of the Cumulative effect of a change in accounting in fiscal 2002.

On November 30, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), which comprised the Company's Electronic Publication and Typesetting segment, was acquired by Agfa Corporation through a tender offer for all of Autologic's outstanding shares and a subsequent merger. The Company received $24.2 million for its shares. The Company's gain on the sale of $4.5 million, including a tax benefit of $1.7 million, was reflected in fiscal 2002. The results of operations of Autologic for fiscal 2002 (revenue of $3.3 million and a net loss of $0.2 million) have been classified as discontinued. In fiscal 2004, the Company sold real estate previously leased to Autologic. The cash transaction resulted in a $9.5 million gain, net of taxes of $4.6 million, which was recorded in discontinued operations.


NOTE K--Stock Option Plans

In May 1995, the Company adopted a new Non-Qualified Stock Option Plan, which initially enabled the granting of options to acquire up to 1.2 million shares of common stock to key employees and, as amended in January 1998, directors of the Company. Option exercise prices may not be less than 100% of the market price of the shares on the date the options are granted. The term of each option, which may not exceed ten years, and vesting period of each option are at the discretion of the Company. Currently outstanding options become fully vested within one to five years after the date of grant. At October 31, 2004, options to purchase 460,943 (488,039 at November 2, 2003) shares were vested and 340,430 (347,854 at November 2, 2003) shares were available for future grants under the plan.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--Stock Option Plans--Continued

Transactions involving outstanding stock options under the plan were:

                                             Number of        Weighted Average
                                             Shares             Exercise Price
                                             ---------        ----------------

Outstanding November 4, 2001                    573,741          $21.08

Granted                                           4,500           18.13
Exercised                                        (1,750)          18.01
Forfeited                                       (10,132)          20.16
                                                -------
Outstanding-November 3, 2002                    566,359           21.08

Granted                                          38,750           12.02
Exercised                                        (3,000)          18.08
Forfeited                                       (19,570)          21.43
                                                --------
Outstanding-November 2, 2003                    582,539           20.48

Granted                                          13,800           25.39
Exercised                                       (62,210)          18.55
Forfeited                                        (6,376)          25.67
                                                -------
Outstanding-October 31, 2004                    527,753          $20.77
                                                =======

Price ranges of outstanding and exercisable options as of October 31, 2004 are summarized below:


                                               Outstanding Options                                Exercisable Options
                             --------------------------------------------------------    ---------------------------------------
                                                    Average
Range of                         Number             Remaining  Weighted Average               Number      Weighted Average
Exercise Prices               of Shares          Life (Years)     Exercise Price           of Shares         Exercise Price
---------------               ---------          -----------    ----------------           ---------      -----------------
$10.67 - $17.50                 65,030               7                $13.73                 35,830              $15.62
$18.08 - $18.08                218,663               2                $18.08                218,663              $18.08
$18.13 - $23.06                127,310               5                $20.88                104,940              $21.14
$23.17 - $40.03                114,750               4                $29.26                 99,510              $29.71
$50.56 - $50.56                  2,000               3                $50.56                  2,000              $50.56


NOTE L--Segment Disclosures

Financial data concerning the Company's sales, segment profit (loss) and identifiable assets by reportable operating segment for fiscal years 2004, 2003 and 2002 are presented in tables below.

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

Telephone Directory - This segment publishes independent telephone directories in the United States and publishes telephone directories in Uruguay; provides telephone directory production, commercial printing, database management, sales and marketing services; licenses directory production and contract management software systems to directory publishers and others; and provides services, principally computer-based projects, to public utilities and financial institutions.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

Sales, operating profit and identifiable assets by the Company's reportable operating segment are as follows:


                                                                         October 31,      November 2,       November 3,
                                                                               2004             2003              2002
                                                                         -----------      -----------       ------------
Net Sales                                                                                 (Restated)        (Restated)
                                                                                        (In thousands)
Staffing Services:
   Staffing                                                               $1,580,225       $1,266,875        $1,141,717
   Managed Services                                                        1,148,116        1,043,572           745,667
                                                                         -----------      -----------       -----------
   Total gross sales                                                       2,728,341        2,310,447         1,887,384
   Less Non-recourse Managed Services                                     (1,120,079)        (967,379)         (679,110)
   Intersegment sales                                                          3,839            2,367             2,044
                                                                         -----------      -----------       -----------
                                                                           1,612,101        1,345,435         1,210,318
                                                                         -----------      -----------       -----------
Telephone Directory:
   Sales to unaffiliated customers                                            72,194           69,750            83,519
   Intersegment sales                                                              1               43               114
                                                                         -----------      -----------       -----------
                                                                              72,195           69,793            83,633
                                                                         -----------      -----------       -----------
Telecommunications Services:
   Sales to unaffiliated customers                                           134,266          112,201           104,039
   Intersegment sales                                                          1,132              638             4,833
                                                                         -----------      -----------       -----------
                                                                             135,398          112,839           108,872
                                                                         -----------      -----------       -----------
Computer Systems:
   Sales to unaffiliated customers                                           110,055           84,472            72,261
   Intersegment sales                                                          9,962            9,167             6,535
                                                                         -----------      -----------       -----------
                                                                             120,017           93,639            78,796
                                                                         -----------      -----------       -----------

Elimination of intersegment sales                                            (14,934)         (12,215)          (13,526)
                                                                         -----------      -----------       -----------
Total Net Sales                                                           $1,924,777       $1,609,491        $1,468,093
                                                                         ===========      ===========       ===========

Segment Profit (Loss)
Staffing Services                                                            $36,718          $21,072           $20,469
Telephone Directory                                                           10,115            6,748             6,863
Telecommunications Services                                                   (2,838)          (3,986)          (13,259)
Computer Systems                                                              30,846           14,679             8,912
                                                                         -----------      -----------       -----------
Total segment profit                                                          74,841           38,513            22,985

General corporate expenses                                                   (30,812)         (27,668)          (22,704)
                                                                         -----------      -----------       -----------
Total Operating Profit                                                       $44,029          $10,845              $281
                                                                         ===========      ===========       ===========


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

                                                 October 31,      November  2,
                                                      2004               2003
                                                 ----------       ------------
                                                                  (Restated)
                                                      (In thousands)
Assets:
Staffing Services                                   $422,658          $350,796
Telephone Directory                                   55,740            61,942
Telecommunications Services                           52,770            49,053
Computer Systems                                     102,487            39,006
                                                   ---------          --------
                                                     633,655           500,797
Cash, investments and other corporate assets          56,381            39,686
                                                   ---------          --------
Total assets                                        $690,036          $540,483
                                                   =========          ========


As noted in Note A, the Company has restated its previously issued financial statements for fiscal years 2000 through 2003. The restatement of the Telephone Directory net sales, operating profit and identifiable assets are reflected in the table below.


                                                                                             November         November
                                                                                              2, 2003          3, 2002
                                                                                             --------         --------
                                                                                                      (In thousands)
Telephone Directory net sales - as previously reported                                        $70,159           $83,326
   (Decrease) increase                                                                           (366)              307
                                                                                              --------          -------
Telephone Directory net sales - as restated                                                   $69,793           $83,633
                                                                                              ========          =======


Telephone Directory operating profit - as previously reported                                  $7,674            $6,712
   (Decrease) increase                                                                           (926)              151
                                                                                              --------          -------
Telephone Directory operating profit - as restated                                             $6,748            $6,863
                                                                                              ========          =======

Telephone Directory identifiable assets - as previously reported                              $60,152           $60,105
   Increase                                                                                     1,790             1,979
                                                                                              --------          -------
Telephone Directory identifiable assets - as restated                                         $61,942           $62,084
                                                                                              ========          =======


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

Sales to external customers and assets of the Company by geographic area are as follows:


                                                                               Year Ended
                                                      ---------------------------------------------------------
                                                             October 31,        November 2,        November 3,
                                                                   2004               2003                2002
                                                      ------------------- ------------------ ------------------
                                                                                 (Restated)         (Restated)
                                                                                     (In thousands)
Sales:
   Domestic                                                   $1,769,181         $1,484,720         $1,349,319
   International, principally Europe                             155,596            124,771            118,774
                                                              ----------         ----------         ----------
                                                              $1,924,777         $1,609,491         $1,468,093
                                                              ==========         ==========         ==========

                                                                        Year Ended
                                                      --------------------------------------
                                                             October 31,        November 2,
                                                                    2004               2003
                                                      ------------------- ------------------
                                                                                 (Restated)
                                                                   (In thousands)
Assets:
   Domestic                                                     $634,454           $492,903
   International, principally Europe                              55,582             47,580
                                                                --------           --------
                                                                $690,036           $540,483
                                                                ========           ========


In fiscal 2004, the Telecommunications Services segment's sales to four customers accounted for approximately 17%, 15%, 12%, and 11% respectively, of the total sales of that segment; the Computer Systems segment's sales to one customer accounted for approximately 28% of the total sales of that segment; the Staffing Services segment's sales to one customer accounted for approximately 14% of the total sales of that segment; and the Telephone Directory segment's sales to one customer accounted for approximately 10% of the total sales of that segment. In fiscal 2004, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 12% of the Company's consolidated net sales.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

In fiscal 2002, the Telecommunications Services segment's sales to three customers accounted for approximately 24%, 20%, and 12%, respectively, of the total sales of that segment; and the Computer Systems segment's sales to one customer accounted for approximately 30% of the total sales of that segment. In fiscal 2002, there were no customers to which sales accounted for over 10% of the Company's consolidated net sales.

The loss of one or more of these customers, unless the business is replaced by the segment, could result in an adverse effect on the results for that segment's business.

Capital   expenditures  and  depreciation  and  amortization  by  the  Company's operating segments are as follows:


                                                                                    Year Ended
                                                            ---------------------------------------------------------
                                                                   October 31,        November 2,        November 3,
                                                                          2004               2003               2002
                                                                   -----------        -----------        -----------
                                                                                          (In thousands)
Capital Expenditures:
   Staffing Services                                                    $9,270             $8,026             $9,063
   Telephone Directory                                                     391              2,104                403
   Telecommunications Services                                           1,803              1,766                960
   Computer Systems                                                     17,491              4,768              3,041
                                                                   -----------        -----------        -----------
      Total segments                                                    28,955             16,664             13,467
   Corporate                                                             1,782              1,326              1,225
                                                                   -----------        -----------        -----------
                                                                       $30,737            $17,990            $14,692
                                                                   ===========        ===========        ===========

Depreciation and Amortization (a):
   Staffing Services                                                    $9,365             $8,942             $7,339
   Telephone Directory                                                   2,067              2,024              2,202
   Telecommunications Services                                           2,862              3,870              4,102
   Computer Systems                                                      5,744              3,770              2,978
                                                                   -----------        -----------        -----------
     Total segments                                                     20,038             18,606             16,621
   Corporate                                                             5,499              5,725              5,545
                                                                   -----------        -----------        -----------
                                                                       $25,537            $24,331            $22,166
                                                                   ===========        ===========        ===========


(a) Includes depreciation and amortization of property, plant and equipment for fiscal years 2004, 2003 and 2002 of $25.2 million, $24.2 million and $21.8 million, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE M--Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the fiscal years ended October 31, 2004 and November 2, 2003. Each quarter contained thirteen weeks.


                                                                             Fiscal 2004 Quarter (Note 1)
                                                           -----------------------------------------------------------------
                                                                  First           Second              Third          Fourth
                                                               ---------        ----------            -----          ------
                                                               (Restated)       (Restated)

                                                                                 (In thousands, except per share data)
Net sales                                                     $413,959           $478,479            $500,732      $531,607
                                                              ========           ========            ========      ========

Gross profit                                                   $24,111            $34,240             $43,738       $50,601
                                                              ========           ========            ========      ========

Income (loss) from continuing operations                       ($1,153)            $4,608              $9,239       $11,502
Discontinued operations, net of taxes                                -              9,520                  -             -
                                                              --------           --------            --------      --------
Net (loss) income                                              ($1,153)           $14,128              $9,239       $11,502
                                                              ========           ========            ========      ========
Per share data:
  Income (loss) from continuing operations-basic                ($0.08)             $0.28
                                                               ========           ========
  Income (loss) from continuing operations-diluted              ($0.07)             $0.08
                                                               ========           ========

  Net (loss) income-basic                                       ($0.08)             $0.93               $0.61         $0.75
                                                               ========           ========            ========      ========
  Net (loss) income-diluted                                     ($0.07)             $0.92               $0.60         $0.75
                                                               ========           ========            ========      ========

                                                                                 Fiscal 2003 Quarter
                                                           -----------------------------------------------------------------
                                                                   First           Second              Third         Fourth
                                                                --------           -------             ------       -------
                                                               (Restated)        (Restated)                       (Restated)
                                                                                 (In thousands, except per share data)

Net sales                                                     $353,973           $404,117            $415,158      $436,243
                                                              ========           ========            ========      ========

Gross profit                                                   $17,362            $24,800             $30,384       $34,323
                                                              ========           ========            ========      ========
Net (loss) income                                              ($3,690)             ($376)             $2,111        $6,160
                                                              ========           ========            ========      ========

Basic and Diluted earnings per share:
Net (loss) income                                               ($0.24)            ($0.02)              $0.14         $0.40
                                                              ========           ========            ========      ========


Note 1 - In the fourth quarter of fiscal 2004, the Company recognized a gain on sale of real estate from the sale of land and a building in Anaheim, California for cash. The property was no longer used by the Company.

Note 2 - The Company has restated its previously issued financial statements for fiscal years 2000 through 2003 and the first two quarters of fiscal year 2003 a result of inappropriate application of accounting principles for revenue recognition by its telephone directory publishing operation in Uruguay. The restated figures for the quarters of fiscal years 2003 and 2004 are reflected in the two tables above. For those items that have changed, reconciliation from an "As Reported" basis to an "As Restated" basis is reflected in the tables on the following page.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE M--Quarterly Results of Operations (Unaudited)--Continued


                                                                 Fiscal 2004 Quarter
                                                           --------------------------------
                                                                  First           Second
                                                                -------          -------
                                                                (In thousands, except
                                                                   per share data)
Net sales - as previously reported                            $412,681           $477,242
   Increase                                                      1,278              1,237
                                                              --------           --------
Net sales - as restated                                       $413,959           $478,479
                                                              ========           ========

Gross profit - as previously reported                          $23,051            $33,215
   Increase                                                      1,060              1,025
                                                              --------           --------
Gross profit - as restated                                     $24,111            $34,240
                                                              ========           ========

Loss (income) from continuing operations - as previously
   reported                                                    ($1,767)            $4,013
   Increase                                                        614                595
                                                              --------           --------
Loss (income) from continuing operations - as restated         ($1,153)            $4,608
                                                              ========           ========

Net (loss) income - as previously reported                     ($1,521)           $13,771
   Increase                                                        368                357
                                                              --------           --------
Net (loss) income - as restated                                ($1,153)           $14,128
                                                              ========           ========

Per share data:
 (Loss) income from continuing operations-basic - as
  previously reported                                           ($0.10)             $0.90
    Increase                                                      0.02              $0.03
                                                              --------           --------
  (Loss) income from continuing operations-basic - as
  restated                                                       ($0.8)             $0.93
                                                              ========           ========

 (Loss) income from continuing operations-diluted - as
  previously reported                                           ($0.10)             $0.90
   Increase                                                       0.03              $0.02
                                                              --------           --------
(Loss) income from continuing operations-diluted - as
  restated                                                      ($0.07)             $0.92
                                                              ========           ========

 Net (loss) income-basic - as previously reported               ($0.10)             $0.90
   Increase                                                      $0.02              $0.03
                                                              --------           --------
Net (loss) income-basic - as restated                           ($0.08)             $0.93
                                                              ========           ========

 Net (loss) income-diluted - as previously reported             ($0.10)             $0.90
   Increase                                                      $0.03               0.02
                                                              --------           --------
Net (loss) income-diluted - as restated                         ($0.07)             $0.92
                                                              ========           ========


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE M--Quarterly Results of Operations (Unaudited)--Continued


                                                                         Fiscal 2003 Quarter
                                                           ------------------------------------------------
                                                                  First           Second        Fourth
                                                                  -----           ------        ------
                                                                (In thousands, except per share data)
Net sales - as previously reported                            $352,535           $403,406       $438,758
   Increase (decrease)                                           1,438                711         (2,515)
                                                              --------           --------       --------
Net sales - as restated                                       $353,973           $404,117       $436,243
                                                              ========           ========       ========

Gross profit - as previously reported                          $16,529            $24,388        $36,408
   Increase (decrease)                                             833                412         (2,085)
                                                              --------           --------       --------
Gross profit - as restated                                     $17,362            $24,800        $34,323
                                                              ========           ========       ========

Net income (loss) - as previously reported                     ($3,803)             ($432)        $6,885
   Increase (decrease)                                             113                 56           (725)
                                                              --------           --------       --------
Net income (loss) - as restated                                ($3,690)             ($376)        $6,160
                                                              ========           ========       ========

Basic and diluted earnings per share:
Net (loss) income - as previously reported                      ($0.25)            ($0.03)         $0.45
   Increase (decrease)                                            0.01               0.01          (0.05)
                                                              --------           --------       --------
Net (loss) income - as restated                                 ($0.24)            ($0.02)         $0.40
                                                              ========           ========       ========


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


NOTE N--Employee Benefits

The Company has various savings plans that permit eligible employees to make contributions on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. In January 2000, the Company amended the savings plan for permanent employees to provide a Company contribution in the form of a 50% match of the first 3% of salary contributed by eligible participants. For participants with less than five years of service, the Company's matching contributions vest at 20% per year over a five-year period. Company contributions to the plan are made semi-annually. Under the plan, the Company's contributions of $1.4 million, $1.3 million and $1.3 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively, were accrued and charged to compensation expense.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE O--Derivative Financial Instruments, Hedging and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts, foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At October 31, 2004, the Company had outstanding foreign currency option and forward contracts in the aggregate notional amount equivalent to $5.7 million, which approximated its net investment in foreign operations and is accounted for as a hedge under SFAS No. 52.

Included in cash and cash equivalents at October 31, 2004 and November 2, 2003 was approximately $43.7 million and $18.9 million, respectively, that was restricted to cover obligations that were reflected in accounts payable at that date. These amounts primarily related to certain contracts with customers, for whom the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.


NOTE P--Commitments

The  future  minimum  rental   commitments  as  of  October  31,  2004  for  all
non-cancelable operating leases were as follows:


                 Fiscal Year                  Total               Office Space                 Equipment
                 -----------                  -----               ------------                 ---------
                                                                (In thousands)

                 2005                         $18,975                  $17,799                   $1,176
                 2006                          13,486                   12,580                      906
                 2007                           9,198                    8,741                      457
                 2008                           3,716                    3,687                       29
                 2009                           2,020                    2,020
                 Thereafter                     1,644                    1,644
                                              -------                  -------                   ------
                                              $49,039                  $46,471                   $2,568
                                              =======                  =======                   ======


Many of the leases also required the Company to pay or contribute to property taxes, insurance and ordinary repairs and maintenance.

Rental expense for all operating leases for fiscal years 2004, 2003 and 2002 was $25.6 million, $24.0 million and $23.6 million, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE Q--Related Party Transactions

During fiscal 2004, the Company paid $1.3 million and accrued $0.6 million to the law firm of which Lloyd Frank, a director, is of counsel, primarily for services rendered and expenses reimbursed including $0.9 million related to the transaction with Nortel Networks Inc (see Note J). During that year, The Company also paid $13,000 to the law firm of which Bruce Goodman, a director, is a partner, for services rendered to the Company.

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



                                      -96

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     In mid-December 2004 the Company discovered that revenue had not been properly recognized in its Uruguayan operation (which is part of the Directory Services segment) in accordance with the Company's policies. The Company's operation in Uruguay printed and distributed its Montevideo telephone directory each year during the October/November time frame and revenue recognition should have taken place in the first six months of each fiscal year instead of in the fourth quarter of the preceding fiscal year. This involves only the timing of when certain advertising revenue and related costs and expenses are recognized. Among other things, this required adjusting $2.5 million in net sales and $0.7 million in net income from the fourth quarter of fiscal 2003 to the first half of fiscal 2004, $2.1 million in net sales and $0.2 million in net income from the fourth quarter of fiscal 2002 to the first half of fiscal 2003 and $2.5 million in net sales and $0.3 million in net income from the fourth quarter of fiscal 2001 to the first half of fiscal 2002. For fiscal year 2004 Uruguay reported a net loss of $2.3 million on net sales of $6.2 million, compared to the Company's net income of $33.7 million on net sales of $1.9 billion. For fiscal year 2003 Uruguay reported a net loss of $1.6 million on net sales of $6.8 million, compared to the Company's net income of $4.2 million on net sales of $1.6 billion. As a result of the discovery of such improper revenue recognition, the Company has restated in this Annual Report on Form 10-K its previously issued financial results for the fiscal years 2000 through 2003 and the first two quarters of fiscal 2004 and will also file an amended Annual Report on Form 10-K for the fiscal year ended November 2, 2003. This restatement constitutes a material weakness (within the standards established by the American Institute of Certified Public Accountants and the Public Company Accounting Oversight Board) within the Company's systems of internal control.

     In the course of their audit of the Company's financial statements as at and for the fiscal year ended October 31, 2004, the Company's internal auditors and Ernst & Young LLP, the Company's independent registered public accounting firm, identified and reported an additional material weakness as it relates to numerous adjusting entries which were undetected due to deficiencies in the Company's financial statement close process, and, as a result of the audit, were recorded by the Company during the course of the audit to correct the underlying books and records.

     The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of October 31, 2004 under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation and the events described above, the Company's Chairman of the Board, President and Principal Executive Officer and its Senior Vice President and Principal
     Financial Officer concluded that, as of their evaluation, the Company's disclosure controls and procedures were not effective to ensure that material information relating to the Company and its subsidiaries was made known to them on a timely basis.

     Management of the Company, the Company's internal auditors and Ernst & Young LLP have discussed the material weaknesses referred to above with the Audit Committee of the Board of Directors of the Company. Management of the Company has instituted a review of the Company's internal controls in order to correct these and any other deficiencies which the review may bring to light and to strengthen the accounting infrastructure if required.

     Ernst & Young LLP, the Company's independent registered public accounting firm, issued on January 10, 2005 an unqualified opinion on the Company's financial statements for the fiscal year ended October 31, 2004.

Internal control over financial reporting.

     Beginning with our annual report on Form 10-K for fiscal 2005, the Company will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of its internal control over financial reporting and related attestation by the Company's independent registered public accounting firm.

Changes in internal controls

     There were no significant changes during the Company's fourth fiscal quarter in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company's Proxy Statement for the Company's 2004 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended October 31, 2004 and is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company's executive officers which follows Item 4 in this Report and the information as to the Company's equity compensation plans contained in the last paragraph of Item 5 in this Report are incorporated by reference into Items 10 and 12, respectively, of this Report.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


15(a)(1).    Financial Statements
             --------------------

             The following consolidated financial statements of Volt Information
             Sciences, Inc. and subsidiaries are included in Item 8 of this Report:

                                                                                                                  Page
                                                                                                                  ----
             Consolidated Balance Sheets--October 31, 2004 and November 2, 2003                                    60

             Consolidated Statements of Operations--Years ended October 31, 2004,
                   November 2, 2003 and November 3, 2002                                                           61

             Consolidated Statements of Stockholders' Equity--Years ended
                    October 31, 2004, November 2, 2003 and November 3, 2002                                        62

             Consolidated Statements of Cash Flows--Years ended October 31, 2004,
                    November 2, 2003 and November 3, 2002                                                          63

             Notes to Consolidated Financial Statements                                                            65


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

3.2           By-Laws of the Company.  (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October
              30, 1998, File No. 1-9232).

4.1(a)        Receivables  Purchase  Agreement,  dated as of April  12,  2002.  among  Volt  Funding  Corp.,  Three  Rivers  Funding
              Corporation and Volt Information  Sciences,  Inc.  (Exhibit 99.1(b) to the Company's  Current Report on Form 8-K dated
              April 22, 2002, File No. 1-9232).

4.1(b)        Second Amendment to Receivables  Purchase  Agreement dated as of March 31, 2004 among Volt Funding Corp., Three Rivers
              Funding and Volt  Information  Sciences,  Inc.  (Exhibit 4.02 to the Company's  Quarterly  Report on Form 10-Q for the
              quarter ended May 2, 1004, File No. 1-9232).

4.1(c)        Amended and Restated Credit Agreement dated as of April 12, 2004 among Volt Information  Sciences,  Inc.,  Gatton Volt
              Consulting  Group Limited,  the  guarantors  party  thereto,  the lenders party thereto,  and JP Morgan Chase Bank, as administrative  agent. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1004,
              File No. 1-9232).

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

14.           Volt Information Sciences, Inc. and Subsidiaries Code of Ethical Conduct for Financial Managers



15(a)(3).    Exhibits--Continued
             --------

Exhibit       Description
-------       -----------

21.*          Subsidiaries of the Registrant.

23.*          Consent of Independent Registered Public Accounting Firm

31.1*         Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*         Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

32.2*         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


                                        VOLT INFORMATION SCIENCES, INC.

Dated:      New York, New York          By:/s/William Shaw
                                           ---------------
            January 13, 2005               William Shaw
                                           Chairman of the Board, President
                                           and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                                   Title                                                 Date
---------                                   -----                                                 ----
/s/William Shaw                             Chairman of the Board,                                January 13, 2005
---------------
William Shaw                                President and Chief Executive
                                            Officer and Director

/s/James J. Groberg                         Senior Vice President                                 January 13, 2005
-------------------
James J. Groberg                            (Principal Financial Officer)

/s/Jack Egan                                Vice President, Corporate Accounting                  January 13, 2005
------------
Jack Egan                                   (Principal Accounting Officer)

/s/Steven A. Shaw                           Director                                              January 13, 2005
-----------------
Steven A. Shaw

/s/Lloyd Frank                              Director                                              January 13, 2005
--------------
Lloyd Frank

/s/Theresa A. Havell                        Director                                              January 13, 2005
--------------------
Theresa A. Havell

/s/Mark N. Kaplan                           Director                                              January 13, 2005
-----------------
Mark N. Kaplan

/s/Bruce G. Goodman                         Director                                              January 13, 2005
-------------------
Bruce G. Goodman

/s/William H. Turner                        Director                                              January 13, 2005
--------------------
William H. Turner


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


  Column A                                        Column B                  Column C              Column D               Column E
                                              ------------------------------------------       --------------       --------------

                                                                        Additions
                                                             ----------------------------
                                                Balance at    Charged to    Charged to                               Balance at
                                                 Beginning     Costs and       Other                                 End of
                                                 of Period      Expenses     Accounts            Deductions          Periond
                                                 ----------     ---------    ---------           ----------          ----------

                                                                                        (In thousands)
  Year ended October 31, 2004
    Deducted from asset accounts:
    Allowance for uncollectable accounts          $10,498         $7,784                             $8,072  (a,b)       $10,210
    Allowance for deferred tax assets               3,635                     $313  (c)                                    3,948
    Unrealized gain on marketable securities         (153)                      93  (d)                                      (60)


  Year ended November 2, 2003
    Deducted from asset accounts:
    Allowance for uncollectable accounts          $10,994         $6,227                             $6,723  (a,b)       $10,498
    Allowance for deferred tax assets               3,756                    ($121) (c)                                    3,635
    Unrealized (gain) on marketable securities        (12)                    (141) (d)                                     (153)


  Year ended November 3, 2002
    Deducted from asset accounts:
    Allowance for uncollectable accounts           $9,376        $10,188                             $8,570  (a,b)       $10,994
    Allowance for deferred tax assets                 602                   $3,291  (e)                 137  (f)           3,756
    Unrealized loss (gain) on marketable securities    16                      (28) (d)                                      (12)




(a)--Includes write-off of uncollectable accounts.
(b)--Includes foreign currency translation gains of $117 in 2004 and $22 in 2003 and a loss of $27 in 2002.
(c)--Charge to income tax provision.
(d)--Charge (credit) to stockholders' equity.
(e)--Charge to cumulative effect of a change in accounting of $3,069 and income tax provision of $222.
(f)--Principally write-off of unutilized foreign tax credits.



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

3.2           By-Laws of the Company.  (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October
              30, 1998, File No. 1-9232).

4.1(a)        Receivables  Purchase  Agreement,  dated as of April  12,  2002.  among  Volt  Funding  Corp.,  Three  Rivers  Funding
              Corporation and Volt Information  Sciences,  Inc.  (Exhibit 99.1(b) to the Company's  Current Report on Form 8-K dated
              April 22, 2002, File No. 1-9232).

4.1(b)        Second Amendment to Receivables  Purchase  Agreement dated as of March 31, 2004 among Volt Funding Corp., Three Rivers
              Funding and Volt  Information  Sciences,  Inc.  (Exhibit 4.02 to the Company's  Quarterly  Report on Form 10-Q for the
              quarter ended May 2, 1004, File No. 1-9232).

4.1(c)        Amended and Restated Credit Agreement dated as of April 12, 2004 among Volt Information  Sciences,  Inc.,  Gatton Volt
              Consulting  Group Limited,  the  guarantors  party  thereto,  the lenders party thereto,  and JP Morgan Chase Bank, as administrative  agent. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1004,
              File No. 1-9232).

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

14.           Volt Information Sciences, Inc. and Subsidiaries Code of Ethical Conduct for Financial Managers

21.*          Subsidiaries of the Registrant.

23.*          Consent of Independent Registered Public Accounting Firm.

31.1*         Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*         Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+        Management contract or compensation plan or arrangement.

*        Filed  herewith.  All other exhibits are  incorporated  herein by reference to the exhibit  indicated in the  parenthetical references.


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

EXHIBIT 21--SUBSIDIARIES OF THE REGISTRANT

The following is a list of the subsidiaries and joint ventures of Volt as of January 7, 2005 (exclusive of certain subsidiaries which, if considered in the aggregate, would not, as of October 31, 2004, constitute a significant subsidiary within the meaning of Rule 1-02(v) of Regulation S-X). All of such subsidiaries, to the extent they were active and owned by the Company during fiscal 2004, are included as consolidated subsidiaries in the Registrant's consolidated financial statements as of October 31, 2004.

Name (1)                                          Jurisdiction of Incorporation
--------                                          -----------------------------

Volt Delta Resources, LLC. (2)                                        Nevada
Volt Real Estate Corporation                                          Delaware
Volt Directories S.A., Ltd.                                           Delaware
Volt Holding Corp.                                                    Nevada
Volt Realty Two, Inc.                                                 Nevada
500 South Douglas Realty Corp.                                        Delaware
14011 So. Normandie Ave. Realty Corp.                                 Nevada
Volt Orangeca Real Estate Corp.                                       Delaware
Shaw & Shaw, Inc.                                                     Delaware
Volt Technical Resources, LLC.                                        Delaware
Volt ATRD Corp.                                                       Delaware
Sierra Technology Corporation                                         California
Volt Opportunity Road Realty Corp.                                    Delaware
Nuco II, Ltd.                                                         Delaware
Volt Management Corp.                                                 Delaware
Volt Technical Corp.                                                  Delaware
Fidelity National Credit Services Ltd.                                California
Nuco I, Ltd.                                                          Nevada
Volt Information Sciences Funding, Inc.                               Delaware
Volt Viewtech, Inc.                                                   Delaware
Volt Asia Enterprises, Ltd.                                           Delaware
Volt STL Holdings, Inc.                                               Delaware
DataNational of Georgia, Inc.                                         Georgia
DataNational, Inc.                                                    Delaware
Volt Road Boring Corp.                                                Florida
Volt Telecommunications Group, Inc.                                   Delaware
Volt Publications, Inc.                                               Delaware
Volt Gatton Holding, Inc.                                             Delaware
Maintech, Incorporated                                                Delaware
Volt SRS Limited                                                      Delaware
Information Management Associates, Inc.                               Delaware
ProcureStaff, Ltd.                                                    Delaware
VMC Consulting Corporation                                            Delaware
Volt Funding Corp.                                                    Delaware
Volt Delta Resources Holding, Inc (3)                                 Nevada
Volt Delta Canada Holdings, LLC.                                      Nevada
Volt Delta Company       (3)                                          Canada
Volt Delta Resources of Mexico, S. de R.L. de C.V. (3)                Mexico

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Name (1)                                          Jurisdiction of Incorporation

Volt Delta B.V. (3)                                              Netherlands
Volt Delta Europe, Limited (3)                                   United Kingdom
Volt Resource Management Limited                                 United Kingdom
Tainol, S.A.                                                     Uruguay
Volt Human Resources (VHRI), Inc.                                Canada
Volt Services Group (Netherlands) B.V.                           Netherlands
Volt Directory Marketing, Ltd. (4)                               Delaware
Volt Europe Limited (formerly Gatton Volt
     Computing Group Limited)                                    United Kingdom
Gatton Volt Consulting Group Limited                             United Kingdom
Gatton Volt Computastaff Limited                                 United Kingdom
Volt Europe (Belgium) SPRL                                       Belgium
Volt Europe (Espana) S.A.                                        Spain
Volt Europe Temporary Services Limited                           United Kingdom
VMC Consulting Europe Limited                                    United Kingdom
Volt Europe (France) SARL                                        France
Volt Europe (Italia) SRL                                         Italy
Volt Europe (Deutschland) GmbH                                   Germany
Volt Netherlands Holding BV                                      Netherlands
Volt Telecom BV                                                  Netherlands
Volt Europe (Nederland) BV                                       Netherlands
ProcureStaff Pty Limited Australia
ProcureStaff Canada, Ltd.                                        Canada
Volt Service K.K.                                                Japan
Volt Service Corporation PTE, Ltd.                               Singapore

-------------------------------------------------------------------------------

(1) Except as noted, each named subsidiary is wholly owned, directly or indirectly, by Volt Information Sciences, Inc., except that, in the case of certain foreign subsidiaries, qualifying shares may be registered in the name of directors.

(2)  76% owned subsidiary

(3)  Wholly owned by Volt Delta Resources, LLC

(4)  80% owned subsidiary.