Form 10-K/A
period 2003-11-02
VOLT INFORMATION SCIENCES, INC.
filed 2005-02-04
CIK 103872

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
     For the fiscal year ended November 2, 2003

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required)

    For the transition period from ___________________to______________________


    Commission File Number: 1-9232

                         VOLT INFORMATION SCIENCES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

              New York                                            13-5658129
    -------------------------------                          -------------------
    (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

    560 Lexington Avenue, New York, New York                   10022
    ----------------------------------------                 ----------
    (Address of principal executive offices)                 (Zip Code)

    Registrant's telephone number, including area code:     (212) 704-2400

    Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------

      Common Stock, $.10 par value            New York Stock Exchange, Inc.
    --------------------------------          -----------------------------

        Securities registered pursuant to Section 12(g) of the Act:  None
                                                                    ------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes__X__ No

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

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Company's Proxy Statement for its 2004 Annual Meeting are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

                                                                            Page
PART I                                                                      ----

              Introduction and Purpose of Amendment                           2
     Item 1.  Business                                                        2
     Item 2.  Properties                                                     27
     Item 3.  Legal Proceedings                                              28
     Item 4.  Submission of Matters to a Vote of Security Holders            28

PART II

     Item 5.  Market for Registrant's Common Stock, Related Stockholder
               Matters and Insider Purchases of Equity Securities            30
     Item 6.  Selected Financial Data                                        31
     Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 34
     Item 7A. Quantitative and Qualitative Disclosures About
               Market Risk                                                   55
     Item 8.  Financial Statements and Supplementary Data                    57
     Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                        91
     Item 9A. Controls and Procedures                                        91

PART III

     Item 10. Directors and Executive Officers of the Registrant             92
     Item 11. Executive Compensation                                         92
     Item 12. Security Ownership of Certain Beneficial
               Owners and Management                                         92
     Item 13. Certain Relationships and Related Transactions                 92
     Item 14. Principal Accountant Fees and Services                         92

PART IV

     Item 15. Exhibits, Financial Statements, Schedules and
               Reports on Form 8-K                                           93

Introduction and Purpose of Amendment

In a press release issued by Volt Information Sciences, Inc. on January 10, 2005 and included as an exhibit to its Current Report on Form 8-K for an event dated January 10, 2005, the Company stated that as a result of inappropriate application of accounting principles for revenue recognition by its telephone directory publishing operations in Uruguay, it would be restating its previously issued financial statements for fiscal years 1999 through 2003 and the first six months of 2004 and would file an amended Form 10-K for the fiscal year ended November 2, 2003 containing such restated information. This Form 10-K/A principally reflects such restatement. The Company's previously filed Annual Report on Form 10-K for the fiscal year ended October 31, 2004 also included such restated financial information.

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


                                                           November      November      November
                                                            2, 2003       3, 2002       4, 2001
                                                       -----------------------------------------
NET SALES                                                           (In thousands)
                                                         (Restated)    (Restated)     (Restated)
Staffing Services:
 Traditional Staffing--Note 2                            $1,266,875    $1,141,717    $1,251,282
 Managed Services                                         1,043,572       745,667       737,417
                                                       -----------------------------------------
 Total gross sales                                        2,310,447     1,887,384     1,988,699
 Less Non-recourse Managed Services--Note 3                (967,379)     (679,110)     (503,027)
 Intersegment sales                                           2,367         2,044        12,169
                                                       -----------------------------------------
                                                          1,345,435     1,210,318     1,497,841
                                                       -----------------------------------------
Telephone Directory:
 Sales to unaffiliated customers                             69,750        83,519       102,492
 Intersegment sales                                              43           114           264
                                                       -----------------------------------------
                                                             69,793        83,633       102,756
                                                       -----------------------------------------
Telecommunications Services:
 Sales to unaffiliated customers                            112,201       104,039       246,892
 Intersegment sales                                             638         4,833         2,040
                                                       -----------------------------------------
                                                            112,839       108,872       248,932
                                                       -----------------------------------------
Computer Systems:
 Sales to unaffiliated customers                             84,472        72,261        66,435
 Intersegment sales                                           9,167         6,535         4,863
                                                       -----------------------------------------
                                                             93,639        78,796        71,298
                                                       -----------------------------------------

Elimination of intersegment sales                           (12,215)      (13,526)      (19,336)
                                                       -----------------------------------------
TOTAL NET SALES                                          $1,609,491    $1,468,093    $1,901,491
                                                       =========================================

SEGMENT PROFIT (LOSS)
Staffing Services                                           $21,072       $20,469       $16,558
Telephone Directory                                           6,748         6,863         3,302
Telecommunications Services                                  (3,986)      (13,259)        7,353
Computer Systems                                             14,679         8,912        10,739
                                                       -----------------------------------------
Total segment profit                                         38,513        22,985        37,952

General corporate expenses                                  (27,668)      (22,704)      (24,416)
                                                       -----------------------------------------
TOTAL OPERATING PROFIT                                       10,845           281        13,536

Interest and other (loss) income--Note 4                     (1,953)       (2,611)          859
Gain on securities-net                                                                    5,552
Gain on sale of partnership interest                                                      4,173
Interest expense                                             (2,070)       (4,549)      (11,880)
Foreign exchange gain (loss)                                    299          (477)         (158)
                                                       -----------------------------------------
Income (loss) from continuing operations before income
 taxes                                                       $7,121       ($7,356)      $12,082
                                                       =========================================

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
OPERATING SEGMENT DATA--Continued


                                                            November      November      November
                                                              2, 2003      3, 2002       4, 2001
                                                       ------------------------------------------
                                                          (Restated)   (Restated)     (Restated)
                                                                     (In thousands)
IDENTIFIABLE ASSETS
Staffing Services                                           $350,796      $332,482      $319,659
Telephone Directory                                           61,942        62,084        77,908
Telecommunications Services                                   49,053        46,666        87,723
Computer Systems                                              39,006        31,860        35,039
                                                       ------------------------------------------
                                                             500,797       473,092       520,329

Assets held for sale--Note 5                                                              47,635
Cash, investments and other corporate assets                  39,686        38,477        71,294
                                                       ------------------------------------------

Total assets                                                $540,483      $511,569      $639,258
                                                       ==========================================



Note 1 The Company has restated its previously issued financial statements for fiscal years 1999 through 2003 as a result of inappropriate application of accounting principles for revenue recognition by its telephone directory publishing operation in Uruguay. The operation in Uruguay printed and distributed its Montevideo directory each year during the October - November time frame, and the Company has determined that revenue recognition should have been taken in the first six months of each year instead of in the fourth quarter of the prior fiscal year. The restatement involves only the timing of when certain advertising revenue and related costs and expenses are recognized, and the cumulative results of the Company do not change. The restatement of the Telephone Directory net sales, operating profit and identifiable assets for fiscal 2001 through 2003 is reflected in the table below. See Note M of Notes to the Consolidated Financial Statements for the restatement of the financial statements of the first, second and fourth quarters of fiscal 2002 and 2003.

                                                           November     November       November
                                                            2, 2003      3, 2002       4, 2001
                                                       ------------------------------------------
                                                                     (In thousands)

Telephone Directory net sales - as previously reported       $70,159       $83,326       $99,946
 Change                                                         (366)          307         2,810
                                                       ------------------------------------------
Telephone Directory net sales - as restated                  $69,793       $83,633      $102,756
                                                       ==========================================

Telephone Directory operating profit - as previously
 reported                                                    $7,674        $6,712        $2,238
 Change                                                        (926)          151         1,064
                                                      ------------------------------------------
Telephone Directory operating profit - as restated           $6,748        $6,863        $3,302
                                                      ==========================================

Telephone Directory identifiable assets - as
 previously reported                                        $60,152       $60,105       $75,886
 Change                                                       1,790         1,979         2,022
                                                      ------------------------------------------
Telephone Directory identifiable assets - as restated       $61,942       $62,084       $77,908
                                                      ==========================================

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
OPERATING SEGMENT DATA--Continued

Note 2 As previously announced, the Company has changed the method of reporting revenues of its Professional Employer Organization ("PEO") subsidiary, Shaw & Shaw, from gross billing to a net revenue basis in fiscal 2003. Accordingly, reported PEO revenues and related cost of sales for fiscal years 2002 and 2001 have been reduced by $20.1 million and $33.6 million, respectively, with no effect on operating profit or the net results to the Company.

Note 3 Under certain contracts with customers, the Company manages the customers' alternative staffing requirements, including transactions between the customer and other staffing vendors ("associate vendors"). When payments to associate vendors are subject to receipt of the customers' payment to the Company, the arrangements are considered non-recourse against the Company and revenue, other than management fees to the Company, is excluded from sales.

Note 4 Pursuant to the Company's previously announced adoption of SFAS No.145, results for fiscal year 2002 have been restated to give effect to the reclassification of a charge of $2.1 million arising from the March 2002 early payment of the Company's 7.92% senior notes to other expense, previously presented as an extraordinary item.

Note 5 On November 30, 2001, the Company's 59% owned publicly-held subsidiary, Autologic Information International, Inc. ("Autologic"), which was the Company's former Electronic Publication and Typesetting segment, was acquired by Agfa Corporation through a tender offer for all of Autologic's outstanding shares and a subsequent merger. The Company received $24.2 million for its shares. The Company's gain on the sale of $4.5 million, including a tax benefit of $1.7 million (resulting from a taxable loss versus a gain for financial statement purposes), was reflected in fiscal 2002. The results of operations of Autologic have been classified as discontinued, Autologic's prior period results have been reclassified and its assets have been included as Assets held for sale, on a separate line item in the Company's fiscal 2001 balance sheet.

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

                                                                       Approximate Sq. Ft.            If Leased, Year of
Location                     Business Segment                            Leased Or Owned               Lease Expiration
--------                     ----------------                            ---------------                ---------------

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK RELATED STOCKHOLDER MATTERS AND INSIDER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the New York Stock Exchange (NYSE Symbol-VOL). The following table sets forth the high and low prices of Volt's common stock, as reported by the NYSE, during the Company's two fiscal years ended November 2, 2003:

                                    2003                               2002
                       --------------------------------   --------------------------------
Fiscal Period                High             Low               High             Low
-------------                -----            ----              -----            ----

First Quarter               $18.92           $13.15            $17.25           $11.10
Second Quarter               14.40             9.39             22.90            14.50
Third Quarter                18.80            12.11             24.50            18.70
Fourth Quarter               19.45            15.40             18.95            12.65

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

Equity Compensation Plans

The following table sets forth-certain information, as at November 2, 2003, with respect to the Company's equity compensation plans:

                                          Number of securities to be       Weighted-average        Number of securities
                                            issued upon exercise of       exercise price of       remaining available for
                                             outstanding options,        outstanding options,      future issuance under
           Plan Category                      warrants and rights        warrants and rights     equity compensation plans
           -------------                      -------------------        -------------------     -------------------------
Equity compensation plans approved
by security holders                                    582,539(a)              $20.48                      347,854(a)


Equity compensation plans not
approved by security holders                            ______                  _____                      _______

  Total                                                582,539                 $20.48                      347,854
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

ITEM 6.  SELECTED FINANCIAL DATA

                                                           Year Ended (Notes 1-3)
                                       ---------------------------------------------------------------
                                           November    November    November    November        October
                                           2, 2003     3, 2002     4, 2001     3, 2000       29, 1999
                                       ---------------------------------------------------------------
                                        (Restated)  (Restated)  (Restated)  (Restated)   (Restated)
                                                    (In thousands, except per share data)
Net Sales--Note 4                       $1,609,491  $1,468,093  $1,901,491  $2,099,921     $2,056,021
                                       ===============================================================

Income (loss) from continuing
 operations - before items shown
 below--Note 5                              $4,205     ($5,096)     $7,296     $31,930        $31,516
Discontinued operations--Note 6                          4,310        (814)       (697)        (2,533)
Cumulative effect of a change in
 accounting - goodwill impairment--Note 5              (31,927)
                                            ------ ------------      ------     -------         ------
Net income (loss)                           $4,205    ($32,713)     $6,482     $31,233        $28,983
                                       ===============================================================

Per Share Data
--------------
Basic:
 Income (loss) from continuing
  operations - before items shown below      $0.28      ($0.33)      $0.48       $2.11          $2.10
 Discontinued operations                                  0.28       (0.06)      (0.05)         (0.17)
 Cumulative effect of a change in
  accounting                                             (2.10)
                                             ----- ------------      ------      -----         -------
 Net income (loss)                           $0.28      ($2.15)      $0.42       $2.06          $1.93
                                       ===============================================================
 Weighted average number of shares          15,218      15,217      15,212      15,139         15,023
                                       ===============================================================

Diluted:
 Income (loss) income from continuing
  operations - before items shown below      $0.28      ($0.33)      $0.48       $2.09          $2.08
 Discontinued operations                                  0.28       (0.06)      (0.05)         (0.17)
 Cumulative effect of a change in
  accounting                                             (2.10)
                                             ----- ------------      ----- ---------------------------
 Net income (loss)                           $0.28      ($2.15)      $0.42       $2.04          $1.91
                                       ===============================================================
 Weighted average number of shares          15,225      15,217      15,244      15,316         15,153
                                       ===============================================================

Total assets                              $540,483    $511,569    $639,258    $748,596       $621,539

Long-term debt, net of current portion     $14,098     $14,469     $15,993     $32,297        $45,728

Note 1-- The Company has restated its previously issued financial statements for fiscal years 1999 through 2003 as a result of inappropriate application of accounting principles for revenue recognition by its telephone directory publishing operation in Uruguay. The operation in Uruguay printed and distributed its Montevideo directory each year during the October - November time frame, and the Company has determined that revenue recognition should have been taken in the first six months of each year instead of in the fourth quarter of the prior fiscal year. The restatement involves only the timing of when certain advertising revenue and related costs and expenses are recognized, and the cumulative results of the Company do not change. The restated figures are reflected in the table above. The table on the next page reflects the restatements of the selected financial data.

ITEM 6.  SELECTED FINANCIAL DATA--Continued



                                                                  Year Ended

                                         November      November     November    November         October
                                         2, 2003       3, 2002      4, 2001     3, 2000     29, 1999
                                       -----------------------------------------------------------------

Net Sales - as previously reported       $1,609,857    $1,467,786  $1,898,681  $2,099,600    $2,053,677
   Change                                      (366)          307       2,810         321         2,344
                                       -----------------------------------------------------------------
Net Sales - as restated                  $1,609,491    $1,468,093  $1,901,491  $2,099,921    $2,056,021
                                       =================================================================

Income (loss) from continuing
 operations - as previously reported         $4,761       ($5,187)     $6,658     $31,402       $31,492
   Change                                      (556)           91         638         528            24
                                       -----------------------------------------------------------------
Income (loss) from continuing
 operations - as restated                    $4,205       ($5,096)     $7,296     $31,930       $31,516
                                       =================================================================

Net income (loss) - as previously
 reported                                    $4,761      ($32,804)     $5,844     $30,705       $28,959
   Change                                      (556)           91         638         528            24
                                       -----------------------------------------------------------------
Net income (loss) - as restated              $4,205      ($32,713)     $6,482     $31,233       $28,983
                                       =================================================================

Per Share Data
--------------
Basic:
 Income (loss) from continuing
  operations - as previously reported         $0.31        ($0.34)      $0.44       $2.08         $2.10
     Change                                   (0.03)         0.01        0.04        0.03           0.0
                                       -----------------------------------------------------------------
 Income (loss) from continuing
  operations - as restated                    $0.28        ($0.33)      $0.48       $2.11         $2.10
                                       =================================================================

 Net income (loss) - as previously
  reported                                    $0.31        ($2.16)      $0.38       $2.03         $1.93
    Change                                    (0.03)         0.01        0.04        0.03           0.0
                                       -----------------------------------------------------------------
 Net income (loss) - as restated              $0.28        ($2.15)      $0.42       $2.06         $1.93
                                       =================================================================

Diluted:
 Income (loss) from continuing
  operations - as previously reported         $0.31        ($0.34)      $0.44       $2.05         $2.08
    Change                                    (0.03)         0.01        0.04        0.04           0.0
                                       -----------------------------------------------------------------
 Income (loss) from continuing
  operations - as restated                    $0.28        ($0.33)      $0.48       $2.09         $2.08
                                       =================================================================

 Net income (loss) - as previously
  reported                                    $0.31        ($2.16)      $0.38       $2.00         $1.91
       Change                                 (0.03)         0.01        0.04        0.04           0.0
                                       -----------------------------------------------------------------
   Net income (loss) - as restated            $0.28        ($2.15)      $0.42       $2.04         $1.91
                                       =================================================================

Total assets - as previously reported      $538,693      $509,590    $637,236    $744,828      $618,329
     Change                                   1,790         1,979       2,022       3,768         3,210
                                       -----------------------------------------------------------------
Total assets - as restated                 $540,483      $511,569    $639,258    $748,596      $621,539
                                       =================================================================

Note 2--Fiscal years 1999 and 2001 through 2003 consisted of 52 weeks, while fiscal year 2000 consisted of 53 weeks.

Note 3-- Cash dividends were not paid during the five-year period ended November 2, 2003.

Note 4-- As previously announced, the Company has changed the method of reporting revenues of its Professional Employer Organization ("PEO") subsidiary, Shaw & Shaw, from gross billing to a net revenue basis in fiscal year 2003. Accordingly, reported PEO revenues and related cost of sales have been reduced in prior fiscal years, with no effect on operating profit or the net results to the Company, as follows:
         2002-$20.1 million, 2001-$33.6 million, 2000-$20.7 million and
         1999-$15.0 million.

Note 5-- Fiscal 2002 included a non-cash charge of $31.9 million, or $2.10 per share, recognized for goodwill impairment as of November 5, 2001 presented as a cumulative effect of a change in accounting. Amortization of goodwill, included in continuing operations net of taxes, which was not permitted to be amortized beginning in fiscal year 2002 under Statement of Financial Accounting Standards No. 142, is included in the prior fiscal years as follows: 2001 - $2.0 million, or $0.13 per share; 2000 - $2.3 million, or $0.15 per share, and 1999 - $2.2 million, or $0.14 per share.

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

Note 6-- Fiscal 2002 included a net gain of $4.3 million, or $0.28 per share, including a tax benefit of $1.7 million (resulting from a taxable loss versus a gain for financial statement purposes), from discontinued operations resulting from the Company's sale of its 59% interest in Autologic Information International, Inc. ("Autologic"), which was the Company's former Electronic Publication and Typesetting segment. This amount included a $4.5 million gain on the sale, partially offset by a $0.2 million loss on operations. Accordingly, the results of operations of Autologic have also been classified as discontinued in the statements of income for fiscal years 1999 through 2001.

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

Critical Accounting Policies - Continued
----------------------------

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

Critical Accounting Policies - Continued
----------------------------

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

Critical Accounting Policies - Continued
----------------------------

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

Critical Accounting Policies - Continued
----------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2003 (52 weeks) Compared to Fiscal Year 2002 (52 weeks)
------------------------------------------------------------------

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

Results of Operations - Summary
-------------------------------

Consolidated net sales increased by $141.4 million, or 10%, to $1.6 billion in fiscal 2003. This increase in net sales resulted primarily from a $135.1 million increase in sales in the Staffing Services segment. The Company's operating segments reported an operating profit in fiscal 2003 of $38.5 million, an increase of $15.5 million, or 68%, from the prior year. Contributing to the fiscal 2003 increase in operating profit was a $9.3 million decrease in the operating loss sustained by the Telecommunications Services segment, and increases in operating profit of $5.8 million by the Computer Systems segment and $0.6 million by the Staffing Services segment, partially offset by a decrease of $0.1 million by the Telephone Directory segment.

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

Fiscal Year 2003 (52 weeks) Compared to Fiscal Year 2002 (52 weeks)--Continued
------------------------------------------------------------------

Results of Operations - By Segment--Continued
----------------------------------

Staffing Services--Continued
-----------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2003 (52 weeks) Compared to Fiscal Year 2002 (52 weeks)--Continued
------------------------------------------------------------------

Results of Operations - By Segment--Continued
----------------------------------

Telephone Directory
-------------------

Sales of the Telephone Directory segment decreased by $13.8 million, or 17%, to $69.8 million in fiscal 2003, and its operating profit decreased by $0.1 million, or 2%, to $6.7 million. Printing sales in Uruguay decreased by $3.6 million, or 45%, due to the economic instability in neighboring countries, as well as in Uruguay itself. The DataNational operation's community telephone directory sales decreased by $3.1 million, or 7%, due to a decrease in the number of directories printed and delivered during the year. The segment's telephone production revenue decreased by $3.5 million, or 17%, in fiscal 2003 primarily due to the previously announced termination of a contract with a telecommunications company in the third quarter of fiscal 2003. Despite the 17% reduction in sales, the profitability of the segment decreased by only 2% due to increased productivity, which resulted in a 0.3 percentage point increase in gross margins, and a reduction in overhead expressed as a percentage of sales of
1.1 percentage points. The decreased overhead was predominantly related to a lower bad debt expense as a result of a more stringent credit policy. Operating profit in fiscal 2003 also benefited from a $0.8 million fee due to the terminated contract. (See restatement table in Item 1 of this Report.)

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

A substantial portion of the business in this segment is obtained through the submission of competitive proposals for contracts, which typically expire within one to three years and are re-bid. Many of this segment's ong-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2003 (52 weeks) Compared to Fiscal Year 2002 (52 weeks)--Continued
------------------------------------------------------------------

Results of Operations - By Segment--Continued
----------------------------------

Telecommunications Services--Continued
---------------------------

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

Results of Operations - Other
---------------------

Other items, discussed on a consolidated basis, affecting the results of operations were:

Selling and administrative expenses decreased by $2.9 million, or 4%, to $71.7 million in fiscal year 2003 from fiscal year 2002 primarily as a result of continued cost-cutting initiatives throughout the operating segments, and a reduction of bad debt expense (see discussion by segment, above), partially offset by increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks. Selling and administrative expenses, expressed as a percentage of sales, were 4.4% in fiscal 2003 and 5.1% in fiscal 2002. The selling and administrative expenses have been restated in fiscal years 2003 and 2002 from their original $71.6 million and $74.5 million, respectively. (See Note 1 in Item 1 of this Report.)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2002 (52 weeks) Compared to Fiscal Year 2001 (52 weeks)
-------------------------------------------------------------------

Results of Operations - Summary
-------------------------------

Consolidated net sales decreased by $433.4 million, or 23%, to $1.5 billion in fiscal 2002. This decrease in net sales resulted primarily from a $287.5 million decrease in sales in the Staffing Services segment and a $140.1 million decrease in sales in the Telecommunications Services segment.

The Company's operating segments reported an operating profit of $23.0 million in fiscal 2002 compared to $38.0 million in the prior year. Contributing to the fiscal 2002 decrease in operating profit were a decrease in operating results of $20.6 million reported by the Telecommunications Services segment and a decrease of $1.8 million in operating profit reported by the Computer Systems segment. These decreases were partially offset by increases in operating profit of $3.6 million reported by the Telephone Directory segment and $3.9 million by the Staffing Services segment.

In fiscal 2002, the Company reported a loss from continuing operations before income taxes of $7.4 million compared to income from continuing operations before taxes of $12.1 million in fiscal 2001. Non-recurring items affecting results from continuing operations in fiscal 2002 included a charge of $2.1 million arising from the early payment of the Company's 7.92% Senior Notes, which was previously presented as an extraordinary item. Non-recurring items affecting results from continuing operations in fiscal 2001 included a gain of $6.3 million on the sale of an investment in equity securities that had been written off in 1997, partially offset by a write-down of an investment in marketable securities of $0.7 million and a gain on the sale of the Company's interest in a real estate partnership of $4.2 million. In addition, results from continuing operations for fiscal 2001 included amortization of goodwill, which is no longer permitted to be amortized, of $3.0 million.

In fiscal 2002, the Company reported a net loss of $32.7 million compared with net income of $6.5 million in the prior year. Results for fiscal 2002 included a non-cash charge for the write-down of goodwill of $31.9 million reported as a cumulative effect of a change in accounting and a net gain from discontinued operations, after taxes, of $4.3 million comprised of a $4.5 million gain, including a tax benefit of $1.7 million (resulting from a taxable loss versus a gain for financial statement purposes), on the sale of the Company's 59% interest in Autologic Information International Inc. ("Autologic") partially offset by a loss from Autologic's operations through the disposal date of $0.2 million (compared to a loss of $0.8 million in fiscal 2001).

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

Fiscal Year 2002 (52 weeks) Compared to Fiscal Year 2001 (52 weeks)--Continued
------------------------------------------------------------------

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

Telephone Directory
-------------------

While the Telephone Directory segment's sales decreased by $19.1 million, or 19%, to $83.6 million in fiscal 2002, its operating profit increased by $3.6 million, or 108%, to $6.9 million. The reduction in sales was primarily due to lower printing and advertising revenue in Uruguay due to the economic instability in neighboring countries, as well as in Uruguay itself, along with decreased toll-free directory advertising revenue in the United States. Despite the reduced sales, decreases in paper prices, production costs and overhead, along with increased productivity and the absence in fiscal 2002 of goodwill amortization of $0.7 million resulted in the higher profitability of the segment. (See restatement table in Item 1 of this Report.)

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

Fiscal Year 2002 (52 weeks) Compared to Fiscal Year 2001 (52 weeks)--Continued
------------------------------------------------------------------

Results of Operations - By Segment--Continued
----------------------------------

Telecommunications Services --Continued
---------------------------

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

Results of Operations - Other
-----------------------------

Other items, discussed on a consolidated basis, affecting the results of operations were:

Selling and administrative expenses decreased by $9.2 million, or 11%, to $74.6 million in fiscal year 2002 from fiscal year 2001 as a result of decreased commissions and incentives due to the lower sales, the Company's cost cutting initiatives and reduced financial reporting system expenses in fiscal 2002. Selling and administrative expenses, expressed as a percentage of sales, were 5.1% in fiscal 2002 and 4.4% in fiscal 2001. The selling and administrative expenses have been restated in fiscal years 2002 and 2001 from their original $74.5 million and $83.1 million, respectively. (See note 1 in Item 1 of this Report.)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Fiscal Year 2002 (52 weeks) Compared to Fiscal Year 2001 (52 weeks)--Continued
------------------------------------------------------------------

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

The Company's tax benefit in 2002 reflected an effective tax rate of 30.7% of its financial reporting pre-tax loss from continuing operations compared to a 2001 tax provision which reflected an effective tax rate of 39.6% of its financial reporting pre-tax income from continuing operations. The low effective tax benefit in fiscal 2002 was primarily due to 2002 foreign losses for which no tax benefit was provided.

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

The cash provided by operating activities in fiscal 2003, exclusive of changes in operating assets and liabilities, was $35.0 million, as the Company's net income of $4.2 million included non-cash charges primarily for depreciation and amortization of $24.3 million and accounts receivable provisions of $6.2 million. In fiscal 2002, operating activities, exclusive of changes in operating assets and liabilities, produced $33.5 million of cash, as the Company's net loss of $32.7 million included non-cash charges of $31.9 million for goodwill impairment, depreciation and amortization of $22.2 million, accounts receivable provisions of $10.2 million, a deferred income tax provision of $3.9 million, and a $2.1 million charge for the early payment of the Company's 7.92% Senior Notes, partially offset by income from discontinued operations of $4.3 million. In fiscal 2001, operating activities, exclusive of changes in operating assets and liabilities, produced $33.6 million of cash, as the Company's net income of $6.5 million included non-cash charges primarily for depreciation and amortization of $24.6 million, accounts receivable provisions of $8.5 million and a deferred income tax provision of $2.6 million, partially offset by gains on securities of $5.6 million and a $4.2 million gain on the sale of a partnership interest.

Changes in operating assets and liabilities in 2003 produced $1.2 million of cash, net, principally due to cash provided by increases in accrued expenses of $14.6 million, proceeds from the Securitization Program of $10.0 million, increases in deferred income and other liabilities of $8.9 million, and an increase in income taxes payable of $3.6 million, partially offset by an increase in the level of accounts receivable of $28.6 million and inventory of $7.2 million. In fiscal 2002, changes in operating assets and liabilities produced $75.0 million of cash, net, principally due to the proceeds received under the then new Securitization Program of $60.0 million, an increase in the level of accounts payable of $40.1 million and a decrease in inventories of $6.5 million, partially offset by a $18.7 million decrease in accrued expenses, an increase in the level of accounts receivable of $8.6 million and a $6.8 million decrease in the income tax liability. In fiscal 2001, changes in operating assets and liabilities produced $55.7 million of cash, net, principally due to cash provided by decreases in the level of accounts receivable of $61.9 million and inventories of $29.5 million, partially offset by decreases of $29.6 million in accounts payable and $6.2 million in the income tax liability.

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

The following table summarizes the Company's contractual cash obligations and other commercial commitments at November 2, 2003:


Contractual Cash Obligations                                Payments Due By Period
----------------------------------------------------------------------------------------------------------
                                                      Less than       1- 3            3 - 5       After 5
                                            Total       1 year        years           years        years
                                    ----------------------------------------------------------------------
                                                                (In thousands)

Term Loan                                 $14,469          $371          $839          $987       $12,272
Notes Payable to Banks                      4,062         4,062             -             -             -
                                    ----------------------------------------------------------------------
   Total Debt                              18,531         4,433           839           987        12,272
Accrued Insurance                           4,098                       4,098
Operating Leases (a)                       49,356        18,619        21,032         6,704         3,001
                                    ----------------------------------------------------------------------
Total Contractual Cash Obligations        $71,985       $23,052       $25,969        $7,691       $15,273
                                    ======================================================================

(a) See Note P of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Commitments--Continued
-----------

Other Contingent Commitments                    Amount Expected by
                                           Commitment Expiration Period
------------------------------------------------------------------------------
                                                      Less than        1-3
                                            Total      1 year         years
                                    ------------------------------------------
                                                  (In thousands)

Lines of Credit, available                 $7,029        $7,029
Revolving Credit Facility, available       40,000        40,000
Securitization Program, available          30,000                     $30,000
Standby Letters of Credit,
 outstanding                                  224           224             -
                                    ------------------------------------------
Total Commercial Commitments              $77,253       $47,253       $30,000
                                    ==========================================

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

Interest Rate Market Risk                 Payments Due By Period as of November 2, 2003
-------------------------                 ---------------------------------------------
                                                   Less than    1-3        3-5       After 5
                                           Total    1 year        Years     Years     Years
                                   ------------------------------------------------------------
                                                  (Dollars in thousands of US$)
Cash and Cash Equivalents
-------------------------
Money Market and Cash Accounts           $62,057     $62,057
Weighted Average Interest Rate               0.8%       0.8%
                                   -------------------------
Total Cash & Cash Equivalents            $62,057     $62,057
                                   ==========================

Securitization Program
----------------------
Accounts Receivable Securitization       $70,000     $70,000
Finance Rate                                 2.6%        2.6%
                                   --------------------------
Securitization Program                   $70,000     $70,000
                                   ==========================


Interest Rate Market Risk                 Payments Due By Period as of November 2, 2003
-------------------------                 ---------------------------------------------
                                                   Less than   1 - 3      3 - 5      After 5
                                           Total     1 Year     Years      Years      Years
                                   ------------------------------------------------------------
                                                  (Dollars in thousands of US$)
Debt
----
Term Loan (1)                            $14,469        $371       $839      $988      $12,271
Interest Rate                                8.2%        8.2%       8.2%      8.2%      8.2%

Notes Payable to Banks                    $4,062      $4,062
Weighted Average Interest Rate               9.9%        9.9%         -         -            -
                                   ------------------------------------------------------------
Total Debt                               $18,531      $4,433       $839      $988      $12,271
                                   ============================================================

Foreign Exchange Market Risk             Contract Values
----------------------------             ---------------
                                                          Fair Value
                                             Less  than     Option
                                    Total      1 Year     Premium (1)
                                 ----------------------- -------------
                                    (Dollars in thousands of US $)
Option Contracts
----------------
British Pound Sterling to U.S.$       $6,731     $6,731          $115
Contractual Exchange Rate               1.68       1.68

Euro to British Pounds Sterling       $1,161     $1,161           $19
Contractual Exchange Rate               0.69       0.69

Canadian $ to U.S.$                   $2,067     $2,067           $29
                                                         -------------
Contractual Exchange Rate               1.45       1.45

Total Option Contracts                $9,959     $9,959          $163
                                 ======================= =============

(1) Represents the cost of the options purchased on October 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ERNST & YOUNG LLP
5 Times Square
New York, New York 10036
Phone #: 212-773-3000

Report of Independent Registered Public Accounting Firm

             Board of Directors of Volt Information Sciences, Inc.


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

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at November 2, 2003 and November 3, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 2, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note A to the consolidated financial statements, the accompanying consolidated financial statements of Volt Information Sciences, Inc. as of November 2, 2003 and November 3, 2002 and for the three years in the period ended November 2, 2003 have been restated.

As discussed in Note H to the consolidated financial statements, Volt Information Sciences, Inc. and subsidiaries adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," at the beginning of fiscal 2002.

/s/ Ernst & Young LLP
New York, New York
December 22, 2003, except for the second paragraph of Note A, which is as of
   January 10, 2005

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                            November    November
                                                                            2, 2003     3, 2002
                                                                         ------------------------
                                                                         (Restated)   (Restated)
     ASSETS                                                               (Dollars in thousands)

     CURRENT ASSETS
         Cash and cash equivalents including restricted cash of $18,870
          (2003) and $11,458 (2002)--Notes A and O                           $62,057     $43,620
       Short-term investments--Notes A and C                                   4,149       3,754
       Trade accounts receivable less allowances of $10,498 (2003) and
        $10,994 (2002)
           --Notes A, B, F and Schedule II                                   313,946     300,670
       Inventories--Notes A and D                                             37,787      30,594
       Recoverable income taxes--Notes A and G                                 3,080       6,665
       Deferred income taxes--Notes A and G and Schedule II                    8,722       8,343
       Prepaid expenses and other assets                                      17,008      16,174
                                                                         ------------------------
     TOTAL CURRENT ASSETS                                                    446,749     409,820

    Investment in securities--Notes A and C and Schedule II                      193          52
 Property, plant and equipment-net--Notes A, F and L                          82,452      89,294
    Deposits and other assets                                                  2,107       3,328
    Intangible assets-net of accumulated amortization of $1,349 (2003)
     and
       $1,258 (2002)--Notes A and H                                            8,982       9,075
                                                                         ------------------------

    TOTAL ASSETS                                                            $540,483    $511,569
                                                                         ========================

    LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
       Notes payable to banks--Notes E and F                                  $4,062      $2,424
       Current portion of long-term debt--Note F                                 371       1,524
       Accounts payable--Note O                                              153,979     154,054
       Accrued wages and commissions--Note N                                  45,834      39,529
       Accrued taxes other than income taxes                                  16,741      18,525
       Other accruals                                                         14,673       8,276
       Deferred income and other liabilities                                  30,180      21,157
                                                                         ------------------------
     TOTAL CURRENT LIABILITIES                                               265,840     245,489

     Accrued insurance--Note A                                                 4,098
     Long-term debt--Note F                                                   14,098      14,469
     Deferred income taxes--Notes A and G                                     15,252      14,743

     STOCKHOLDERS' EQUITY--Notes A, B, C, E, F, G, K, M and O and
      Schedule II
       Preferred stock, par value $1.00; Authorized--500,000 shares;
        issued--none
       Common stock, par value $.10; Authorized--30,000,000 shares;
        issued-- 15,220,415 shares (2003) and 15,217,415 shares (2002)         1,522       1,522
       Paid-in capital                                                        41,091      41,036
       Retained earnings                                                     198,998     194,793
       Accumulated other comprehensive loss                                     (416)       (483)
                                                                         ------------------------
     TOTAL STOCKHOLDERS' EQUITY                                              241,195     236,868
                                                                         ------------------------

     COMMITMENTS--Note P

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $540,483    $511,569
                                                                         ========================

                 See Notes to Consolidated Financial Statements

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       November        November    November
                                                                        2, 2003   3, 2002 (1,2)    4, 2001 (1)
                                                                -----------------------------------------------
                                                                    (Restated)      (Restated)     (Restated)
                                                                     (In thousands, except per share data)

NET SALES                                                            $1,609,491      $1,468,093     $1,901,491

COSTS AND EXPENSES:
  Cost of sales                                                       1,502,622       1,371,027      1,779,572
  Selling and administrative                                             71,693          74,619         83,801
  Depreciation and amortization                                          24,331          22,166         24,582
                                                                -----------------------------------------------
                                                                      1,598,646       1,467,812      1,887,955
                                                                -----------------------------------------------

OPERATING PROFIT                                                         10,845             281         13,536

OTHER INCOME (EXPENSE):
  Interest income                                                           708             851            877
  Other expense-net--Notes B and J                                       (2,661)         (3,462)           (18)
  Gain on securities-net--Note C                                                                         5,552
  Gain on sale of partnership interest--Note J                                                           4,173
  Foreign exchange gain (loss)-net                                          299            (477)          (158)
  Interest expense                                                       (2,070)         (4,549)       (11,880)
                                                                -----------------------------------------------

Income (loss) from continuing operations before income taxes              7,121          (7,356)        12,082
Income tax (provision) benefit--Notes A and G                            (2,916)          2,260         (4,786)
                                                                -----------------------------------------------

Income (loss) from continuing operations before items shown
 below                                                                    4,205          (5,096)         7,296
Discontinued operations, net of taxes--Note J                                             4,310           (814)
Cumulative effect of a change in accounting--Note H
     Goodwill impairment                                                                (31,927)
                                                                -----------------------------------------------

NET INCOME (LOSS)                                                        $4,205        ($32,713)        $6,482
                                                                ===============================================

                                                                                    Per Share Data
                                                                -----------------------------------------------
Basic and Diluted:
Income (loss) from continuing operations before items shown
 below                                                                    $0.28          ($0.33)         $0.48
Discontinued operations                                                                    0.28          (0.06)
Cumulative effect of a change in accounting                                               (2.10)
                                                                -----------------------------------------------
Net income (loss)                                                         $0.28          ($2.15)         $0.42
                                                                ===============================================

Weighted average number of shares-basic--Notes A and I                   15,218          15,217         15,212
                                                                ===============================================

Weighted average number of shares-diluted--Notes A and I                 15,225          15,217         15,244
                                                                ===============================================

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

                 See Notes to Consolidated Financial Statements


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               Accumulated Other
                                                                                           Comprehensive (Loss) Income
                                                                                    ---------------------------------------
                                                   Common Stock                                   Unrealized
                                                  $.10 Par Value                     Foreign      Gain (Loss)
                                              --------------------                    Currency        On
                                                                  Paid-In  Retained Translation   Marketable  Comprehensive
                                                  Shares   Amount Capital  Earnings Adjustment    Securities  Income (Loss)
                                              -----------------------------------------------------------------------------
                                                                                       (Dollars in thousands)

Balance at November 3, 2000 - as previously
 reported                                      15,208,015  $1,521 $40,862  $221,922       ($550)      ($400)

Adjustment of reported balance due to
 restatement                                                                   (898)
                                              --------------------------------------------------------------

Balance at November 3, 2000 - restated         15,208,015  $1,521 $40,862  $221,024       ($550)      ($400)

Stock options exercised, net of tax
  benefit of $3                                     7,650       1     140
Unrealized foreign currency translation
   adjustment-net of taxes of $36                                                            82                        $82
Unrealized loss on marketable securities -
  net of taxes of $24                                                                                   (38)           (38)
Reclassification adjustment for loss included
  in net income-net of taxes of $282                                                                    428            428
Net income for the year - restated                                            6,482                                  6,482
                                              -----------------------------------------------------------------------------

Balance at November 4, 2001 - restated         15,215,665   1,522  41,002   227,506        (468)        (10)        $6,954
                                                                                                            ===============


Stock options exercised, net of tax
  benefit of $3                                     1,750              34
Unrealized foreign currency translation
   adjustment-net of tax benefit of $10                                                     (22)                      ($22)
Unrealized gain on marketable securities -                                                                              28
   net of taxes of $11                                                                                   17             17
Net loss for the year - restated                                            (32,713)                               (32,713
                                              -----------------------------------------------------------------------------
Balance at November 3, 2002 - restated         15,217,415   1,522  41,036   194,793        (490)          7       ($32,718)
                                                                                                            ===============


Stock options exercised, net of a diminutive
  tax benefit                                       3,000              55
Unrealized foreign currency translation
   Adjustment-net of tax benefit of $8                                                      (18)                      ($18)
Unrealized gain on marketable securities -
   net of taxes of $56                                                                                   85             85
Net income for the year - restated                                            4,205                                  4,205
                                              -----------------------------------------------------------------------------
Balance at November 2, 2003 - restated         15,220,415  $1,522 $41,091  $198,998       ($508)        $92         $4,272
                                              =============================================================================

There were no shares of preferred stock issued or outstanding in any of the reported periods.

                                      See Notes to Consolidated Financial Statements.


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended
                                                        ----------------------------------------------
                                                           November       November        November
                                                           2, 2003        3, 2002         4, 2001
                                                        ----------------------------------------------
                                                           (Restated)     (Restated)     (Restated)
                                                                       (In thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income (loss)                                               $4,205       ($32,713)         $6,482
Adjustments to reconcile net income (loss) to cash
 provided by operating activities
   Discontinued operations                                                     (4,310)            814
   Loss on early payment of debt                                                2,093
   Cumulative effect of a change in accounting -
    goodwill impairment                                                        31,927
   Depreciation and amortization                                24,331         22,166          24,582
   Equity in net (income) loss of joint ventures                                  (25)             49
   Gain on sale of partnership interest                                                        (4,173)
   Gain on securities-net                                                                      (5,552)
   Accounts receivable provisions                                6,227         10,188           8,462
   (Gain) loss on foreign currency translation                     (10)           231              64
   Loss on dispositions of property, plant and equipment           151            100             118
   Deferred income tax expense                                      82          3,898           2,620
   Other                                                                          (98)            100
   Changes in operating assets and liabilities:
     Accounts receivable                                       (28,612)        (8,641)         61,878
     Proceeds from securitization program                       10,000         60,000
     Inventories                                                (7,193)         6,548          29,480
     Prepaid expenses and other assets                              59         (1,033)          3,894
     Deposits and other assets                                     687          1,318           2,153
     Accounts payable                                             (864)        40,076         (29,603)
     Accrued expenses                                           14,599        (18,655)            449
     Deferred income and other liabilities                       8,927          2,197          (6,330)
     Recoverable income taxes                                    3,586         (6,805)         (6,229)
                                                        ----------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       36,175        108,462          89,258
                                                        ----------------------------------------------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued

                                                                          Year Ended
                                                        ----------------------------------------------
                                                           November       November        November
                                                           2, 2003        3, 2002         4, 2001
                                                        ----------------------------------------------
                                                          (Restated)     (Restated)     (Restated)
                                                                       (In thousands)
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                               870            840           7,326
Purchases of investments                                          (833)        (1,089)         (2,001)
Distributions from joint ventures                                   49          3,271
Acquisitions                                                                                      (76)
Net proceeds from sale of partnership interest                                                  4,017
Proceeds from disposals of property, plant and equipment           469            633           1,174
Purchases of property, plant and equipment                     (17,990)       (14,692)        (27,112)
Proceeds from sale of subsidiary                                               24,233
Other                                                                -            317              (5)
                                                        ----------------------------------------------

NET CASH (APPLIED TO) PROVIDED BY INVESTING ACTIVITIES         (17,435)        13,513         (16,677)
                                                        ----------------------------------------------

CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt                                                                   15,100
Payment of long-term debt                                       (1,524)       (33,476)        (13,674)
Exercises of stock options                                          55             34             141
Increase (decrease) in notes payable-bank                        1,523        (62,306)        (77,568)
                                                        ----------------------------------------------

NET CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES              54        (95,748)        (76,001)
                                                        ----------------------------------------------

Effect of exchange rate changes on cash                           (357)        (1,081)           (304)
                                                        ----------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
 FROM CONTINUING OPERATIONS                                     18,437         25,146          (3,724)

Net decrease in cash and cash equivalents from
 discontinued operations                                                                      (11,901)
                                                        ----------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            18,437         25,146         (15,625)

Cash and cash equivalents, including restricted cash,
 beginning of year                                              43,620         18,474          34,099
                                                        ----------------------------------------------

CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH,
 END OF YEAR                                                   $62,057        $43,620         $18,474
                                                        ==============================================


SUPPLEMENTAL INFORMATION

Cash paid during the year:
  Interest expense                                              $2,131         $5,357         $12,624
  Income taxes                                                  $2,360         $3,200          $8,012

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

Restatement: The Company has restated its previously issued financial statements for fiscal years 1999 through 2003 as a result of inappropriate application of accounting principles for revenue recognition by its telephone directory publishing operation in Uruguay. The operation in Uruguay printed and distributed its Montevideo directory each year during the October - November time frame, and the Company has determined that revenue recognition should have been taken in the first six months of each year instead of in the fourth quarter of the prior fiscal year. The restatement involves only the timing of when certain advertising revenue and related costs and expenses are recognized, and the cumulative results of the Company do not change. All prior year information included in these financial statements has been restated to reflect the corrected information. The tables below reflect the restatements that were made to the consolidated balance sheets at the two years ended November 2, 2003 and the consolidated statements of operations for the three years ended November 2, 2003. The tables reflect only items that have changed in these financial statements.

                                                                               November              November
Consolidated Balance Sheet                                                      2, 2003               3, 2002
                                                                   --------------------------------------------
                                                                                  (in thousands)

Inventories-as previously reported                                               $37,357               $29,690
  Change                                                                             430                   904
                                                                   --------------------------------------------
Inventories-as restated                                                          $37,787               $30,594
                                                                   ============================================

Recoverable income taxes-as previously reported                                   $2,596                $6,552
  Change                                                                             484                   113
                                                                   --------------------------------------------
Recoverable income taxes-as restated                                              $3,080                $6,665
                                                                   ============================================

Prepaid expenses and other assets-as previously reported                         $16,132               $15,212
  Change                                                                             876                   962
                                                                   --------------------------------------------
Prepaid expenses and other assets-as restated                                    $17,008               $16,174
                                                                   ============================================

Deferred income and other liabilities-as previously reported                     $27,665               $19,009
  Change                                                                           2,515                 2,148
                                                                   --------------------------------------------
Deferred income and other liabilities-as restated                                $30,180               $21,157
                                                                   ============================================

Retained earnings-as previously reported                                        $199,723              $194,962
  Change                                                                            (725)                 (169)
                                                                   --------------------------------------------
Retained earnings-as restated                                                   $198,998              $194,793
                                                                   ============================================

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Restatement:--Continued
-----------

                                                                          Year Ended
                                                       -------------------------------------------------
                                                           November     November           November
Consolidated Statements of Operations                       2, 2003         3, 2002         4, 2001
                                                       -------------------------------------------------
                                                                    (dollars in thousands)

Net sales- as previously reported                            $1,609,857     $1,467,786       $1,898,681
  Change                                                           (366)           307            2,810
                                                       -------------------------------------------------
Net sales-as restated                                        $1,609,491     $1,468,093       $1,901,491
                                                       =================================================

Cost of sales-as previously reported                         $1,502,148     $1,370,976       $1,778,491
  Change                                                            474             51            1,081
                                                       -------------------------------------------------
Cost of sales-as restated                                    $1,502,622     $1,371,027       $1,779,572
                                                       =================================================

Selling and administrative-as previously reported               $71,607        $74,514          $83,136
  Change                                                             86            105              665
                                                       -------------------------------------------------
Selling and administrative-as restated                          $71,693        $74,619          $83,801
                                                       =================================================

Operating profit-as previously reported                         $11,771           $130          $12,472
  Change                                                           (926)           151            1,064
                                                       -------------------------------------------------
Operating profit-as restated                                    $10,845           $281          $13,536
                                                       =================================================

Income (loss) from continuing operations-as previously
 reported                                                        $8,047        ($7,507)         $11,018
  Change                                                           (926)           151            1,064
                                                       -------------------------------------------------
Income (loss) from continuing operations-as restated             $7,121        ($7,356)         $12,082
                                                       =================================================

Income tax (provision) benefit-as previously reported           ($3,286)        $2,320          ($4,360)
  Change                                                            370            (60)            (426)
                                                       -------------------------------------------------
Income tax (provision) benefit-as restated                      ($2,916)        $2,260          ($4,786)
                                                       =================================================

Net income (loss)-as previously reported                         $4,761       ($32,804)          $5,844
  Change                                                           (556)            91              638
                                                       -------------------------------------------------
Net income (loss)-as restated                                    $4,205       ($32,713)          $6,482
                                                       =================================================

Per share data:
  Income (loss) from continuing operations- as
   previously reported                                            $0.31         ($0.34)           $0.44
    Change                                                        (0.03)          0.01             0.04
                                                       -------------------------------------------------
  Income (loss) from continuing operations- as restated           $0.28         ($0.33)           $0.48
                                                       =================================================

  Net income (loss)- as previously reported                       $0.31         ($2.16)           $0.38
    Change                                                        (0.03)          0.01             0.04
                                                       -------------------------------------------------
  Net income (loss)- as restated                                  $0.28         ($2.15)           $0.42
                                                       =================================================

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


                                                                      2003           2002           2001
                                                              ---------------------------------------------
                                                                (Restated)     (Restated)     (Restated)
                                                                  (in thousands except per share data)

Net income (loss) as reported                                         $4,205       ($32,713)        $6,482
Pro forma compensation expense, net of taxes                             (67)          (309)          (501)
                                                              ---------------------------------------------
Pro forma net income (loss)                                           $4,138       ($33,022)        $5,981
                                                              =============================================

Net income (loss) as reported per share-basic and diluted              $0.28         ($2.15)         $0.42
Pro forma compensation expense, net of taxes per share-basic
 and diluted                                                           (0.01)         (0.02)         (0.03)
                                                              ---------------------------------------------
Pro forma net income (loss) per share-basic and diluted                $0.27         ($2.17)         $0.39
                                                              =============================================

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

        Buildings                                      25 to 31-1/2 years
        Machinery and equipment                        3 to 15 years
        Leasehold improvements                         length of lease or life
                                                         of the asset, whichever
                                                         is shorter
        Enterprise Resource Planning system            5 to 7 years

Property, plant and equipment consisted of:                      November                  November
                                                                 2, 2003                   3, 2002
                                                              -------------              ------------
                                                                          (In thousands)

Land and buildings                                                $33,847                   $33,797
Machinery and equipment                                           114,167                   102,301
Leasehold improvements                                             10,818                     9,049
Enterprise Resource Planning system                                33,371                    31,916
                                                                  -------                    ------
                                                                  192,203                   177,063
Less allowances for depreciation and amortization                 109,751                    87,769
                                                                  -------                    ------
                                                                  $82,452                   $89,294
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


NOTE D--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:

                                         November 2,             November 3,
                                              2003                   2002
                                         -----------             -----------
                                           (Restated)            (Restated)
                                                    (In thousands)

Staffing Services                                                       $32
Telephone Directory                          $13,328                 12,259
Telecommunications Services                   18,320                 14,394
Computer Systems                               6,139                  3,909
                                            --------               --------
Total                                        $37,787                $30,594
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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:
                                             November               November
                                              2, 2003               3, 2002
                                             --------               --------
                                                       (In thousands)

8.2% term loan (a)                            $14,469               $14,810
Notes payable (b)                                                     1,183
                                              -------                 -----
                                               14,469                15,993
Less amounts due within one year                  371                 1,524
                                              -------               -------
Total long-term debt                          $14,098               $14,469
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

Principal payment maturities on long-term debt outstanding at November 2, 2003 are:

              Fiscal Year                       Amount
              -----------                       ------
                                            (In thousands)

                 2004                            $371
                 2005                             402
                 2006                             436
                 2007                             474
                 2008                             514
              Thereafter                       12,272
                                               ------
                                              $14,469
                                              =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes

The components of the Company's income (loss) from continuing operations before income taxes by location, and the related income tax provision (benefit) are as follows:

                                                                     Year Ended
                                             ---------------------------------------------------------
                                                    November 2,    November 3,      November 4,
                                                      2003            2002             2001
                                             ---------------------------------------------------------
                                                    (Restated)     (Restated)       (Restated)

                                                                 (In thousands)
The components of income (loss) from
 continuing operations before income taxes,
 based on the location of operations, consist
 of the following:
    Domestic                                          $3,523         ($6,123)          $10,421
    Foreign                                            3,598          (1,233)            1,661
                                             --------------------------------------------------
                                                      $7,121         ($7,356)          $12,082
                                             ==================================================


The components of the income tax provision
 (benefit) include:
Current:
    Federal (a)                                         $518         ($5,539)           $1,110
    Foreign                                            1,716             546               543
    State and local                                      600          (1,165)              513
                                             --------------------------------------------------
     Total current                                     2,834          (6,158)            2,166
                                             --------------------------------------------------

Deferred:
    Federal                                             $232          $3,345            $2,366
    Foreign                                             (202)            128              (145)
    State and local                                       52             425               399
                                             --------------------------------------------------
     Total deferred                                       82           3,898             2,620
                                             --------------------------------------------------
 Total income tax provision (benefit)                 $2,916         ($2,260)           $4,786
                                             ==================================================

(a) Reduced in 2003 and 2001 and increased in 2002 by benefits of $0.8 million, $1.0 million and $0.2 million, respectively, from general business credits.


The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                                                  Year Ended
                                              --------------------------------------------------
                                                  November        November         November
                                                    2, 2003         3, 2002          4, 2001
                                              --------------------------------------------------
                                                    (Restated)     (Restated)
Statutory rate                                           35.0%         (35.0%)             35.0%
State and local taxes, net of federal
 tax benefit                                              6.4            (7.8)              5.1
Tax effect of foreign operations                          3.8            14.9               2.1
Goodwill amortization                                    (3.3)                              2.6
General business credits                                 (4.5)           (3.5)             (5.7)
Other-net, principally non-deductible items               3.5             0.7               0.5
                                              --------------------------------------------------
Effective tax rate                                       40.9%         (30.7%)             39.6%
                                              ==================================================

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes--Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include foreign operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                              November             November
                                               2, 2003              3, 2002
                                            -----------       -------------
                                                      (In thousands)

Deferred Tax Assets:
  Allowance for doubtful accounts                $3,626               $4,144
  Inventory valuation                                19                   19
  Foreign loss carryforwards                        830                  687
  Goodwill                                        2,805                3,069
  Compensation accruals and deferrals             4,355                3,644
  Warranty accruals                                  74                   99
  Foreign asset bases                               357                  155
  Other-net                                       1,040                1,110
                                            ---------------------------------
Total deferred tax assets                        13,106               12,927
Less valuation allowance for deferred tax
 assets                                           3,635                3,756
                                            ---------------------------------
Deferred tax assets, net of valuation
 allowance                                        9,471                9,171
                                            ---------------------------------

Deferred Tax Liabilities:
  Software development costs                      8,682               12,520
  Earnings not currently taxable                    131                  100
  Accelerated book depreciation                   7,188                2,951
                                            ---------------------------------
  Total deferred tax liabilities                 16,001               15,571
                                            ---------------------------------

Net deferred tax liabilities                    ($6,530)             ($6,400)
                                            =================================

Balance sheet classification:
  Current assets                                 $8,722               $8,343
  Non-current liabilities                       (15,252)             (14,743)
                                            ---------------------------------
Net deferred tax liabilities                    ($6,530)             ($6,400)
                                            =================================


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

The changes in the carrying amount of goodwill by segment during the fiscal year ended November 3, 2002 were as follows:

                          November    Impairment     November
                           4, 2001    Charge (1)      3, 2002
                       ---------------------------------------
                                  (In thousands)

Staffing Services          $32,271       $23,930       $8,341
Telephone Directory          6,907         6,907
Computer Systems               642             -          642
                       ---------------------------------------
Total                      $39,820       $30,837       $8,983
                       =======================================


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

                                                               Year Ended
                                                             November 4, 2001
                                                             ----------------
                                                   (In thousands, except per share data)

Reported net income                                              $6,482
Add back: Goodwill amortization, net of taxes (a)                 2,303
                                                                  -----
Adjusted net income                                              $8,785
                                                                 ======

                                                           Per Share Data
Basic and Diluted:                                         --------------
Reported net income per share                                     $0.42
Add back: Goodwill amortization per share (a)                      0.15
                                                                   ----
Adjusted net income per share                                     $0.57
                                                                  =====

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


                                                                         Year Ended
                                                 --------------------------------------------------
                                                         November        November          November
                                                         2, 2003         3, 2002           4, 2001
                                                 --------------------------------------------------
Denominator for basic earnings per share -
Weighted average number of shares                         15,218          15,217            15,212

Effect of dilutive securities:
   Employee stock options                                      7                                32
                                                 --------------------------------------------------

Denominator for diluted earnings per share -
Adjusted weighted average number of shares                15,225          15,217            15,244
                                                 ==================================================

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

Included in discontinued operations, as a result of the sale of Autologic, for the two fiscal years ended November 3, 2002 are:

                                                   November      November
                                                   3, 2002       4, 2001
                                              -----------------------------
                                                  (In thousands)

 Revenue                                             $3,296        $68,518
                                              =============================

 Loss before taxes and minority interest              ($488)       ($1,412)
 Income taxes (benefit)                                 153            110
 Minority interest                                      138            488
                                              -----------------------------
 Loss from operations                                  (197)          (814)
                                              -----------------------------

 Gain on disposal before tax benefit                  2,761
 Income tax benefit                                   1,746
                                              --------------
 Gain on disposal                                     4,507
                                              --------------

 Gain (loss) from discontinued operations            $4,310          ($814)
                                              =============================


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

Transactions involving outstanding stock options under the plan were:


                                    Number of    Weighted Average
                                      Shares      Exercise Price
                                --------------   ----------------
Outstanding-November 3, 2000          581,350            $21.08

Granted                                31,650             18.49
Exercised                              (7,650)            18.08
Forfeited                             (31,609)            19.33
                                --------------
Outstanding November 4, 2001          573,741             21.08

Granted                                 4,500             18.13
Exercised                              (1,750)            18.01
Forfeited                             (10,132)            20.16
                                --------------
Outstanding-November 3, 2002          566,359             21.08

Granted                                38,750             12.02
Exercised                              (3,000)            18.08
Forfeited                             (19,570)            21.43
                                --------------
Outstanding-November 3, 2003          582,539            $20.48
                                ==============


Price ranges of outstanding and exercisable options as of November 2, 2003 are summarized below:

                                               Outstanding Options                                Exercisable Options
                             --------------------------------------------------------    ---------------------------------------
                                                   Average
Range of                        Number            Remaining     Weighted Average             Number        Weighted Average
Exercise Prices               of Shares          Life (Years)     Exercise Price           of Shares        Exercise Price
-----------------             ---------          ------------  -------------------         ---------      -----------------
$10.67 - $17.50                 71,300               7                $13.99                 27,900              $16.69
$18.08 - $18.08                262,633               2                $18.08                262,633              $18.08
$18.13 - $24.22                153,506               6                $21.14                106,006              $21.46
$25.42 - $50.56                 95,100               4                $30.90                 91,500              $30.84

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

Sales, operating profit and identifiable assets by the Company's reportable operating segment are as follows:


                                                         November      November        November
                                                            2, 2003       3, 2002       4, 2001
                                                      ------------------------------------------
                                                         (Restated)    (Restated)   (Restated)
Net Sales                                                           (In thousands)
Staffing Services:
 Traditional Staffing                                    $1,266,875    $1,141,717    $1,251,282
 Managed Services                                         1,043,572       745,667       737,417
                                                      ------------------------------------------
 Total gross sales                                        2,310,447     1,887,384     1,988,699
 Less Non-recourse Managed Services                        (967,379)     (679,110)     (503,027)
 Intersegment sales                                           2,367         2,044        12,169
                                                      ------------------------------------------
                                                          1,345,435     1,210,318     1,497,841
                                                      ------------------------------------------
Telephone Directory:
 Sales to unaffiliated customers                             69,750        83,519       102,492
 Intersegment sales                                              43           114           264
                                                      ------------------------------------------
                                                             69,793        83,633       102,756
                                                      ------------------------------------------
Telecommunications Services:
 Sales to unaffiliated customers                            112,201       104,039       246,892
 Intersegment sales                                             638         4,833         2,040
                                                      ------------------------------------------
                                                            112,839       108,872       248,932
                                                      ------------------------------------------
Computer Systems:
 Sales to unaffiliated customers                             84,472        72,261        66,435
 Intersegment sales                                           9,167         6,535         4,863
                                                      ------------------------------------------
                                                             93,639        78,796        71,298
                                                      ------------------------------------------

Elimination of intersegment sales                           (12,215)      (13,526)      (19,336)
                                                      ------------------------------------------
Total Net Sales                                          $1,609,491    $1,468,093    $1,901,491
                                                      ==========================================

Segment Profit (Loss)
Staffing Services                                           $21,072       $20,469       $16,558
Telephone Directory                                           6,748         6,863         3,302
Telecommunications Services                                  (3,986)      (13,259)        7,353
Computer Systems                                             14,679         8,912        10,739
                                                      ------------------------------------------
Total segment profit                                         38,513        22,985        37,952

General corporate expenses                                  (27,668)      (22,704)      (24,416)
                                                      ------------------------------------------
Total Operating Profit                                      $10,845          $281       $13,536
                                                      ==========================================

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued


                                                        November       November
                                                        2, 2003       3, 2002
                                                  ------------------------------
                                                     (Restated)     (Restated)
                                                          (In thousands)
Assets:
Staffing Services                                        $350,796      $332,482
Telephone Directory                                        61,942        62,084
Telecommunications Services                                49,053        46,666
Computer Systems                                           39,006        31,860
                                                  ------------------------------
                                                          500,797       473,092
Cash, investments and other corporate assets               39,686        38,477
                                                  ------------------------------
Total assets                                             $540,483      $511,569
                                                  ==============================


As noted in Note A, the Company has restated its previously issued financial statements for fiscal years 1999 through 2003. The restatement of the Telephone Directory net sales, operating profit and identifiable assets are reflected in the table below.

                                                            November      November      November
                                                             2, 2003       3, 2002       4, 2001
                                                       -----------------------------------------
                                                                      (In thousands)
Telephone Directory net sales - as previously reported      $70,159       $83,326       $99,946
 Change                                                        (366)          307         2,810
                                                       -----------------------------------------
Telephone Directory net sales - as restated                 $69,793       $83,633      $102,756
                                                       =========================================


Telephone Directory operating profit - as previously
 reported                                                    $7,674        $6,712        $2,238
 Change                                                        (926)          151         1,064
                                                      ------------------------------------------
Telephone Directory operating profit - as restated           $6,748        $6,863        $3,302
                                                      ==========================================


Telephone Directory identifiable assets - as
 previously reported                                        $60,152       $60,105
 Change                                                       1,790         1,979
                                                      ------------------------------------------
Telephone Directory identifiable assets - as restated       $61,942       $62,084
                                                      ==========================================

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued.
Sales to external customers and assets of the Company by geographic area are as follows:




                                                  Year Ended
                               -----------------------------------------------
                                    November        November        November
                                     2, 2003         3, 2002         4, 2001
                               -----------------------------------------------
                                 (Restated)      (Restated)      (Restated)
                                                (In thousands)

Sales:
 Domestic                          $1,484,720      $1,349,319     $1,765,237
 International                        124,771         118,774        136,254
                               ----------------------------------------------
                                   $1,609,491      $1,468,093     $1,901,491
                               ==============================================

                                           Year Ended
                               -------------------------------
                                    November        November
                                     2, 2003         3, 2002
                               -------------------------------
                                 (Restated)      (Restated)
                                         (In thousands)

Assets:
 Domestic                            $492,903       $467,303
 International                         47,580         44,266
                               ------------------------------
                                     $540,483       $511,569
                               ==============================


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

Capital expenditures and depreciation and amortization by the Company's operating segments are as follows:

                                                      Year Ended
                                    --------------------------------------------
                                       November       November        November
                                        2, 2003         3, 2002         4, 2001
                                    --------------------------------------------
                                                   (In thousands)

Capital Expenditures:
 Staffing Services                        $8,026         $9,063         $12,062
 Telephone Directory                       2,104            403           2,891
 Telecommunications Services               1,766            960           3,491
 Computer Systems                          4,768          3,041           3,520
                                    --------------------------------------------
    Total segments                        16,664         13,467          21,964
 Corporate                                 1,326          1,225           5,148
                                    --------------------------------------------
                                         $17,990        $14,692         $27,112
                                    ============================================

Depreciation and Amortization (a):
 Staffing Services                        $8,942         $7,339          $8,275
 Telephone Directory                       2,024          2,202           3,665
 Telecommunications Services               3,870          4,102           4,716
 Computer Systems                          3,770          2,978           2,979
                                    --------------------------------------------
    Total segments                        18,606         16,621          19,635
 Corporate                                 5,725          5,545           4,947
                                    --------------------------------------------
                                         $24,331        $22,166         $24,582
                                    ============================================

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

                                                      Fiscal 2003 Quarter (Notes 1 and 2)
                                             -----------------------------------------------------
                                                 First           Second    Third          Fourth
                                             -----------------------------------------------------
                                               (Restated)   (Restated)                (Restated)
                                                     (In thousands, except per share data)

Net sales                                        $353,973     $404,117     $415,158     $436,243
                                             =====================================================

Gross profit                                      $17,362      $24,800      $30,384      $34,323
                                             =====================================================

Net (loss) income                                 ($3,690)       ($376)      $2,111       $6,160
                                             =====================================================

Basic and Diluted earnings per share:
Net (loss) income                                  ($0.24)      ($0.02)       $0.14        $0.40
                                             =====================================================

                                                    Fiscal 2002 Quarter (Notes 1, 2 and 3)
                                             -----------------------------------------------------
                                                 First       Second        Third        Fourth
                                             -----------------------------------------------------
                                                    (In thousands, except per share data)
                                               (Restated)   (Restated)                (Restated)

Net sales                                        $335,361     $363,465     $371,849     $397,418
                                             =====================================================

Gross profit                                      $12,551      $21,325      $26,835      $36,355
                                             =====================================================

(Loss) income from continuing operations          ($6,588)     ($4,285)      $1,133       $4,644
Discontinued operations                             4,310
Cumulative effect of a change in accounting       (31,927)
                                             -------------
Net (loss) income                                ($34,205)     ($4,285)      $1,133       $4,644
                                             =====================================================

Basic and Diluted earnings per share:
(Loss) income from continuing operations           ($0.43)      ($0.28)       $0.07        $0.31
Discontinued operations                              0.28
Cumulative effect of a change in accounting         (2.10)
                                             -------------
Net (loss) income                                  ($2.25)      ($0.28)       $0.07        $0.31
                                             =====================================================


Note 1 - The Company has restated its previously issued financial statements for fiscal years 1999 through 2003 as a result of inappropriate applications of accounting principles for revenue recognition by its telephone directory publishing operation in Uruguay. The restated figures for the quarters of fiscal years 2002 and 2003 are reflected in the two tables above. For those items that have changed, a reconciliation from an "As Reported" basis to an "As Restated" basis is reflected in the tables on the following page.

Note 2 - As previously announced, the Company has changed the method of reporting revenues of its Professional Employer Organization ("PEO") subsidiary, Shaw & Shaw, from gross billing to a net revenue basis in fiscal year 2003. Accordingly, reported PEO revenues and related cost of sales for the first quarter of fiscal 2003 and the fiscal year 2002 have been reduced, with no effect on gross profit or the net results to the Company.

Note 3 - Pursuant to the Company's previously announced adoption of SFAS No.145, results for fiscal year 2002 have been restated to give effect to the reclassification of a charge of $2.1 million arising from March 2002 early payment of the Company's 7.92% Senior Notes to Other Expense, previously presented as an extraordinary item.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE M--Quarterly Results of Operations (Unaudited)--Continued


                                                       Fiscal 2003 Quarter
                                             ---------------------------------------
                                                   First      Second          Fourth
                                             ---------------------------------------
                                              (In thousands, except per share data)

Net sales - as previously reported               $352,535     $403,406     $438,758
   Change                                           1,438          711       (2,515)
                                             ---------------------------------------
Net sales - as restated                          $353,973     $404,117     $436,243
                                             =======================================

Gross profit - as previously reported             $16,529      $24,388      $36,408
   Change                                             833          412       (2,085)
                                             ---------------------------------------
Gross profit - as restated                        $17,362      $24,800      $34,323
                                             =======================================

Net (loss) income - as previously reported        ($3,803)       ($432)      $6,885
   Change                                             113           56         (725)
                                             ---------------------------------------
Net (loss) income - as restated                   ($3,690)       ($376)      $6,160
                                             =======================================

Basic and diluted earnings per share:
Net (loss) income - as previously reported         ($0.25)      ($0.03)       $0.45
   Change                                            0.01         0.01        (0.05)
                                             ---------------------------------------
Net (loss) income - as restated                    ($0.24)      ($0.02)       $0.40
                                             =======================================

                                                       Fiscal 2002 Quarter
                                             ------------------------------------------
                                                    First     Second             Fourth
                                             ------------------------------------------
                                               (In thousands, except per share data)

Net sales - as previously reported               $334,096     $362,274     $399,567
   Change                                           1,265        1,191       (2,149)
                                             ------------------------------------------
Net sales - as restated                          $335,361     $363,465     $397,418
                                             ==========================================

Gross profit - as previously reported             $11,778      $20,598      $37,599
   Change                                             773          727       (1,244)
                                             ------------------------------------------
Gross profit - as restated                        $12,551      $21,325      $36,355
                                             ==========================================

(Loss) income from continuing operations - as
   previously reported                            ($6,723)     ($4,411)      $4,814
   Change                                             135          126         (170)
                                             ------------------------------------------
(Loss) income from continuing operations - as
 restated                                          (6,588)     ($4,285)      $4,644
                                             ==========================================

Net (loss) income - as previously reported       ($34,340)     ($4,411)      $4,814
   Change                                             135          126         (170)
                                             ------------------------------------------
Net (loss) income - as restated                  ($34,205)     ($4,285)      $4,644
                                             ==========================================

Basic and diluted earnings per share:
(Loss) income from continuing operations - as
   previously reported                             ($0.44)      ($0.29)       $0.32
   Change                                            0.01         0.01        (0.01)
                                             ------------------------------------------
(Loss) income from continuing operations - as
   restated                                        ($0.43)      ($0.28)       $0.31
                                             ==========================================

Net (loss) income - as previously reported         ($2.26)      ($0.29)       $0.32
   Change                                            0.01         0.01        (0.01)
                                             ------------------------------------------
Net (loss) income - as restated                    ($2.25)      ($0.28)       $0.31
                                             ==========================================

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


NOTE N--Employee Benefit--Continued

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

NOTE P--Commitments

The future minimum rental commitments as of November 2, 2003 for all non-cancellable operating leases were as follows:


     Fiscal Year     Total          Office Space            Equipment
     -----------     -----          ------------            ---------
                                   (In thousands)

         2004       $18,619             $17,012              $1,607
         2005        12,974              12,355                 619
         2006         8,058               7,903                 155
         2007         4,859               4,859
         2008         1,845               1,845
Thereafter            3,001               3,001
              -------------------------------------------------------
                    $49,356             $46,975              $2,381
              =======================================================

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures
             In mid-December 2004 the Company discovered that revenue had not been properly recognized in its Uruguayan operation (which is part of the Telephone Directory segment) in accordance with the Company's policies. The Company's operation in Uruguay printed and distributed its Montevideo telephone directory each year during the October/November time frame and revenue recognition should have taken place in the first six months of each fiscal year instead of in the fourth quarter of the preceding fiscal year. This involves only the timing of when certain advertising revenue and related costs and expenses are recognized. Among other things, this required adjusting $2.5 million in net sales and $0.7 million in net income from the fourth quarter of fiscal 2003 to the first half of fiscal 2004, $2.1 million in net sales and $0.2 million in net income from the fourth quarter of fiscal 2002 to the first half of fiscal 2003, $2.5 million in net sales and $0.3 million in net income from the fourth quarter of fiscal 2001 to the first half of fiscal 2002, and $5.3 million in net sales and $0.9 million in net income from the fourth quarter of fiscal 2000 to the first half of fiscal 2001 For fiscal year 2003 Uruguay reported a net loss of $1.6 million on net sales of $6.8 million, compared to the Company's net income of $4.2 million on net sales of $1.6 billion. For fiscal year 2002 Uruguay reported a net loss of $3.0 million on net sales of $11.4 million, compared to the Company's net loss of $32.7 million on net sales of $1.5 billion. As a result of the discovery of such improper revenue recognition, the Company has restated in this Annual Report on Form 10-K its previously issued financial results for the fiscal years 1999 through 2003. This restatement constitutes a material weakness (within the standards established by the American Institute of Certified Public Accountants and the Public Company Accounting Oversight Board) within the Company's systems of internal control.

             The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of November 2, 2003 under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation and the events described above, the Company's Chairman of the Board, President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were not effective to ensure that material information relating to the Company and its subsidiaries was made known to them on a timely basis.

             Management of the Company, the Company's internal auditors and Ernst & Young LLP have discussed the material weakness referred to above with the Audit Committee of the Board of Directors of the Company. Management of the Company has instituted a review of the Company's internal controls in order to correct these and any other deficiencies which the review may bring to light and to strengthen the accounting infrastructure if required.

             Ernst & Young LLP, the Company's independent registered public accounting firm, issued on December 22, 2003, except for the second paragraph of Note A, which is as of January 10, 2005, an unqualified opinion on the Company's financial statements for the fiscal year ended November 2, 2003.

         Internal control over financial reporting.
               Beginning with its annual report on Form 10-K for fiscal 2005, the Company will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of its internal control over financial reporting and related attestation by the Company's independent registered public accounting firm.

         Changes in internal controls
             There were no significant changes during the Company's fourth fiscal quarter in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of
Form 10-K was included in the Company's Proxy Statement for the Company's 2003 Annual Meeting of Shareholders, which the Company filed on March 1, 2004, and is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company's executive officers which follows Item 4 in this Report and the information as to the Company's equity compensation plans contained in the last paragraph of Item 5 in this Report are incorporated by reference into Items 10 and 12, respectively, of this Report.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

15(a)(1).    Financial Statements

             The following consolidated financial statements of Volt Information
             Sciences, Inc. and subsidiaries are included in Item 8 of this
             Report:
                                                                                                                  Page

             Consolidated Balance Sheets--November 2, 2003 and November 3, 2002                                    58

             Consolidated Statements of Operations--Years ended November 2, 2003,
                   November 3, 2002 and November 4, 2001                                                           59

             Consolidated Statements of Stockholders' Equity--Years ended
                    November 2, 2003, November 3, 2002 and November 4, 2001                                        60

             Consolidated Statements of Cash Flows--Years ended November 2, 2003,
                    November 3, 2002 and November 4, 2001                                                          61

             Notes to Consolidated Financial Statements                                                            63


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

Exhibit       Description

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

14 Volt Information Sciences, Inc. and Subsidiaries Code of Ethical Conduct for Financial Managers (Exhibit 14 to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2003, File No. 1-9232).

21 Subsidiaries of the Registrant (Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2003, File No. 1-9232).

Exhibit       Description
-------       -----------

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


15 (b).    Reports on Form 8-K
           -------------------

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


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VOLT INFORMATION SCIENCES, INC.

Dated:      New York, New York         By:  /s/Jack Egan
                                            -------------
            February 4, 2005                Jack Egan
                                            Vice President, Corporate Accounting
                                            and Principal Accounting Officer

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


Column A                                             Column B           Column C             Column D         Column E
-----------------------------------------------------------------------------------------   -----------     ------------

                                                                        Additions
                                                                -------------------------
                                                   Balance at    Charged to   Charged to                    Balance at
                                                   Beginning of    Costs and     Other                         End of
                                                      Period       Expenses    Accounts      Deductions        Period
                                                  ---------------------------------------   -----------     ------------
                                                                              (In thousands)

Year ended November 2, 2003
  Deducted from asset accounts:
  Allowance for uncollectable accounts                  $10,994        $6,227                   $6,723 (a,b)    $10,498
  Allowance for deferred tax assets                       3,756                    ($121)(c)                      3,635
  Unrealized gain on marketable securities                  (12)                     (85)(d)                        (97)


Year ended November 3, 2002
  Deducted from asset accounts:
  Allowance for uncollectable accounts                   $9,376       $10,188                   $8,570 (a,b)    $10,994
  Allowance for deferred tax assets                         602                   $3,291 (e)       137 (f)        3,756
  Unrealized loss (gain) on marketable securities            16                      (28)(d)                        (12)



Year ended November 4, 2001
  Deducted from asset accounts:
  Allowance for uncollectable accounts                   $8,952        $8,462                     $8,038 (a,b,g)  $9,376
  Allowance for deferred tax assets                         548                     $396 (c)         342 (g)         602
  Unrealized loss on marketable
   securities                                               664                       62 (d)         710 (h)          16

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

             --------

Exhibit       Description
-------       -----------

14 Volt Information Sciences, Inc. and Subsidiaries Code of Ethical Conduct for Financial Managers (Exhibit 14 to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2003, File No. 1-9232)

21 Subsidiaries of the Registrant (Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2003, File No. 1-9232).

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