Form 10-Q
period 2005-01-30
VOLT INFORMATION SCIENCES, INC.
filed 2005-03-11
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
 __
/X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For The Three Months Ended January 30, 2005.

        Or
 __
/  / Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from _____________________ to


Commission File No. 1-9232


                         VOLT INFORMATION SCIENCES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                 New York                                13-5658129
     -------------------------------                 -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

  560 Lexington Avenue, New York, New York                 10022
  ----------------------------------------              -----------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (212) 704-2400


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

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of March 4, 2005 was 15,323,555.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations -
           Three Months Ended January 30, 2005 and February 1, 2004           3

           Condensed Consolidated Balance Sheets -
           January 30, 2005 and October 31, 2004                              4

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended January 30, 2005 and February 1, 2004           5

           Notes to Condensed Consolidated Financial Statements               7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         16

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        41

Item 4.    Controls and Procedures                                           43


PART II - OTHER INFORMATION

Item 6.    Exhibits                                                          45

SIGNATURE                                                                    45

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                         Three Months Ended
                                                  ------------------------------
                                                     January 30,   February 1,
                                                           2005          2004(a)
                                                    ------------  ------------
                                                                   (Restated)

                                                       (In thousands, except
                                                         per share amounts)

NET SALES                                               $497,835       $413,959

COSTS AND EXPENSES:
Cost of sales                                            468,173        389,848
Selling and administrative                                20,824         18,905
Depreciation and amortization                              7,500          6,155
                                                        --------       --------
                                                         496,497        414,908
                                                        --------       --------

OPERATING INCOME (LOSS)                                    1,338           (949)

OTHER INCOME (EXPENSE):
 Interest income                                             560            229
 Other expense-net                                        (1,016)          (745)
 Foreign exchange (loss) gain-net                           (162)            24
 Interest expense                                           (512)          (457)
                                                        --------       --------
 Income (loss) before minority interest and income
  taxes                                                      208         (1,898)

Minority interest                                         (1,494)             -
                                                        --------       --------

Loss before income taxes                                  (1,286)        (1,898)
Income tax benefit                                           478            745
                                                        --------       --------

NET LOSS                                                   ($808)       ($1,153)
                                                        ========       ========


                                                            Per Share Data
                                                            --------------
Basic and Diluted:
Net loss per share                                        ($0.05)        ($0.08)
                                                        ========       ========

Weighted average number of shares                         15,291         15,222
                                                        ========       ========


(a) As previously announced, the Company has restated its previously issued financial statements for fiscal years 2000 through the second quarter of fiscal 2004 as a result of inappropriate application of accounting principles for revenue recognition by its telephone directory publishing operation in Uruguay. The restatement involved only the timing of when certain advertising revenue and related costs and expenses are recognized, and the cumulative results of the Company did not change. Accordingly, sales have been increased by $1.3 million and the net loss has been reduced by $0.4 million, or $0.02 per share, for the first fiscal quarter of 2004.

     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       January        October
                                                      30, 2005       31, 2004(a)
                                                     ------------   ------------
ASSETS                                                  (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents including restricted
   cash of $32,544 (2005) and $43,722 (2004)             $86,164        $88,031
  Short-term investments                                   3,943          4,248
  Trade accounts receivable less allowances of
   $10,587 (2005) and $10,210 (2004)                     389,887        409,130
  Inventories                                             32,736         32,676
  Recoverable income taxes                                 2,563              -
  Deferred income taxes                                    9,488          9,385
  Prepaid expenses and other assets                       13,352         14,847
                                                     ------------   ------------
TOTAL CURRENT ASSETS                                     538,133        558,317

  Investment in securities                                   131            100
  Property, plant and equipment-net                       83,742         85,038
  Deposits and other assets                                1,486          1,439
  Goodwill                                                29,144         29,144
  Other intangible assets-net of accumulated
   amortization of $564 (2005) and $288 (2004)            15,722         15,998
                                                     ------------   ------------

TOTAL ASSETS                                            $668,358       $690,036
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks                                  $7,384         $7,955
  Current portion of long-term debt                          408            399
  Accounts payable                                       179,287        192,163
  Accrued wages and commissions                           49,053         54,200
  Accrued taxes other than income taxes                   22,236         17,729
  Other accruals                                          32,024         36,036
  Deferred income and other liabilities                   36,766         36,909
  Income tax payable                                           -          4,270
                                                     ------------   ------------
TOTAL CURRENT LIABILITIES                                327,158        349,661

Accrued insurance                                             79             86
Long-term debt                                            15,511         15,588
Deferred income taxes                                     11,258         11,764

Minority interest                                         37,914         36,420

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00; Authorized--
   500,000 shares; issued--none
  Common stock, par value $.10; Authorized--
   30,000,000 shares; issued-- 15,319,430 shares
   (2005) and 15,282,625 shares (2004)                     1,532          1,528
  Paid-in capital                                         43,273         42,453
  Retained earnings                                      231,906        232,714
  Accumulated other comprehensive loss                      (273)          (178)
                                                     ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                               276,438        276,517
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $668,358       $690,036
                                                     ============   ============


(a) The balance sheet at October 31, 2004 has been derived from the audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                         Three Months Ended
                                                  ------------------------------
                                                      January 30,    February 1,
                                                            2005           2004
                                                     ------------   ------------
                                                                     (Restated)

                                                        (Dollars in thousands)

CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net loss                                                   ($808)       ($1,153)
Adjustments to reconcile net loss to cash provided by
 operating activities:
  Depreciation and amortization                            7,500          6,155
  Accounts receivable provisions                           1,516          1,017
  Minority interest                                        1,494
  Loss (gain) on dispositions of fixed assets                 27           (110)
  Loss on foreign currency translation                        42             16
  Deferred income tax (benefit) provision                   (573)            96
Changes in operating assets and liabilities:
  Accounts receivable                                     28,536         26,172
  Reduction in securitization of accounts receivable     (10,000)        (5,000)
  Inventories                                                (60)         2,798
  Prepaid expenses and other current assets                1,554          1,881
  Other assets                                               (46)           255
  Accounts payable                                       (13,180)       (19,097)
  Accrued expenses                                        (4,716)         1,703
  Deferred income and other liabilities                     (245)         1,932
  Income taxes payable                                    (6,834)        (1,275)
                                                     ------------   ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  4,207         15,390
                                                     ------------   ------------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                         Three Months Ended
                                                  ------------------------------
                                                      January 30,    February 1,
                                                            2005           2004
                                                     ------------   ------------
                                                                     (Restated)

                                                        (Dollars in thousands)

CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                        $600           $314
Purchases of investments                                    (176)          (154)
Proceeds from disposals of property, plant and
 equipment                                                   919            314
Purchases of property, plant and equipment                (6,798)        (7,956)
                                                     ------------   ------------
NET CASH APPLIED TO INVESTING ACTIVITIES                  (5,455)        (7,482)
                                                     ------------   ------------

CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                    (95)           (90)
Exercise of stock options                                    824             43
(Decrease) increase in notes payable to banks               (767)             8
                                                     ------------   ------------
NET CASH APPLIED TO FINANCING ACTIVITIES                     (38)           (39)
                                                     ------------   ------------

Effect of exchange rate changes on cash                     (581)           315
                                                     ------------   ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (1,867)         8,184

Cash and cash equivalents, including restricted
 cash, beginning of period                                88,031         62,057
                                                     ------------   ------------

CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED
 CASH, END OF PERIOD                                     $86,164        $70,241
                                                     ============   ============

SUPPLEMENTAL INFORMATION
 Cash paid during the period:
   Interest expense                                         $528           $461
   Income taxes                                           $6,791           $681




     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at January 30, 2005 and consolidated results of operations and consolidated cash flows for the three months ended January 30, 2005 and February 1, 2004.

As previously reported, the Company has restated its previously issued financial statements for fiscal years 2000 through the second quarter of fiscal 2004 as a result of inappropriate application of accounting principles for revenue recognition by its telephone directory publishing operation in Uruguay. The operation in Uruguay printed and distributed its Montevideo directory each year during the October - November time frame, and the Company has determined that revenue should have been recognized in the first six months of each year instead of in the fourth quarter of the prior fiscal year. The restatement involves only the timing of when certain advertising revenue and related costs and expenses are recognized, and the cumulative results of the Company do not change. All prior year information included in these financial statements has been restated to reflect the corrected information.

The Company has elected to follow Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for its Non-Qualified Stock Option Plan under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined at the grant dates for awards under the alternative accounting method provided for in Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," net income and earnings per share, on a pro forma basis, would have been:

                                                                   Three Months Ended
                                                                   ------------------
                                                           January 30, 2005     February 1, 2004
                                                           ----------------     ----------------
                                                                                   (Restated)
                                                          (In thousands, except per share amounts)
     Net loss as reported                                        ($808)              ($1,153)
     Pro forma compensation expense, net of taxes                  (31)                  (39)
                                                               --------              --------
     Pro forma net loss                                          ($839)              ($1,192)
                                                               ========              ========

     Pro forma net loss per share-basic and diluted             ($0.05)               ($0.08)
                                                               ========              ========

The fair value of each option grant is estimated using the Multiple Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in the first quarter of fiscal 2004: risk-free interest rates of 2.5%; expected volatility of .51; an expected life of the options of five years; and no dividends. The weighted-average fair value of stock options granted during first quarter of fiscal 2004 was $11.49. There were no options granted in the first quarter of fiscal 2005.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," which replaces the superseded SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement requires that all entities apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and suppliers when the entity acquires goods or services. The provisions of this Statement are effective as of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note A--Basis of Presentation--Continued

the beginning of the first interim or of this Statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, with early adoption of this Statement permitted for any interim period whose financial statements are not yet issued. The Company is currently assessing the impact that the adoption will have on the Company's consolidated financial position and results of operations.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 31, 2004. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.


Note B--Securitization Program

The Company has a $150.0 million accounts receivable securitization program ("Securitization Program"), which matures in April 2006. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $150.0 million). The Company retains the servicing responsibility for the accounts receivable. At January 30, 2005, TRFCO had purchased from Volt Funding a participation interest of $60.0 million out of a pool of approximately $231.2 million of receivables.

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

The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the condensed consolidated balance sheet (no debt is recorded) and the proceeds from the sale are reflected as cash provided by operating activities. Losses and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

Note B--Securitization Program--Continued

expenses associated with the transactions, primarily related to discounts incurred by TRFCO on the issuance of its commercial paper, are charged to the consolidated statement of operations.

The Company incurred charges, related to the Securitization Program, of $0.5 million and $0.4 million in the first quarters of fiscal 2005 and fiscal 2004 respectively, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program were 3.8% per annum and 2.3% per annum in the first quarters of fiscal 2005 and fiscal 2004, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated that the retained interest in receivables approximated fair values.

At January 30, 2005 and October 31, 2004, the Company's carrying retained interest in a revolving pool of receivables of approximately $231.2 million and $248.7 million, respectively, net of a service fee liability was approximately $170.7 million and $178.2 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $60.0 million and $70.0 million at January 30, 2005 and October 31, 2004, respectively. Accordingly, the trade accounts receivable, included on the January 30, 2005 and October 31, 2004 balance sheets have been reduced to reflect the participation interest sold of $60.0 million and $70.0 million, respectively.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof, from a nationally recognized rating organization. At January 30, 2005, the Company was in compliance with all requirements of the Securitization Program.


Note C--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:

                                           January 30,            October 31,
                                                  2005                   2004
                                           -----------            -----------
                                                   (Dollars in thousands)

Telephone Directory                            $10,296                $11,313
Telecommunications Services                     15,978                 14,505
Computer Systems                                 6,462                  6,858
                                               -------                -------
Total                                          $32,736                $32,676
                                               =======                =======

The cumulative amounts billed under service contracts at January 30, 2005 and October 31, 2004 of $20.0 million and $13.9 million, respectively, are credited against the related costs in inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE D--Short-Term Borrowings

In April 2004, the Company amended its $40.0 million, secured, syndicated, revolving credit agreement ("Credit Agreement") which was to expire in April 2004, to, among other things, extend the term for 364 days (to now expire in April 2005) and reduce the line to $30.0 million, as a result of the increase in its Securitization Program (see Note B). Additionally, in July 2004, this program was further amended to release Volt Delta Resources, LLC ("Volt Delta") as a guarantor and collateral grantor under the Credit Agreement due to the previously announced agreement between Volt Delta and Nortel Networks Inc. ("Nortel Networks"). At January 30, 2005, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit up to an aggregate of $41.7 million, including $30.0 million under the Credit Agreement.

The Credit Agreement established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, NA and Lloyds TSB Bank PLC. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables, generally at the end of the fiscal month preceding a borrowing. At January 30, 2005, $28.5 million was available under the borrowing base formula of which $2.8 million was borrowed.

Borrowings under the Credit Facility are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. Based upon the Company's leverage ratio and debt rating at January 30, 2005, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.3% per annum. At January 30, 2005, the facility fee was 0.3% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock repurchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At January 30, 2005, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are now guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At January 30, 2005, four of those guarantors have pledged approximately $49.1 million of accounts receivable, other than those in the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE D--Short-Term Borrowings--Continued

receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

At January 30, 2005, the Company had total outstanding foreign currency bank borrowings of $7.4 million, $2.8 million of which were under the Credit Agreement. These bank borrowings provide a hedge against devaluation in foreign currency denominated assets.




NOTE E--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:
                                           January 30,            October 31,
                                                  2005                   2004
                                           -----------            -----------
                                                   (Dollars in thousands)
8.2% term loan (a)                             $14,033                $14,130
Payable to Nortel Networks(b)                    1,886                  1,857
                                               -------                -------
                                                15,919                 15,987
Less amounts due within one year                   408                    399
                                               -------                -------
Total long-term debt                           $15,511                $15,588
                                               =======                =======

(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $14.0 million at January 30, 2005. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at January 30, 2005 of $10.4 million. The obligation is guaranteed by the Company.

(b) Represents the present value of a $2.0 million payment due to Nortel Networks in February 2006, discounted at 6% per annum, as required in an agreement closed on August 2, 2004.


NOTE F--Stockholders' Equity

Changes in the major components of stockholders' equity for the three months ended January 30, 2005 are as follows:

                                             Common      Paid-In      Retained
                                              Stock      Capital      Earnings
                                            --------    --------      --------
                                                      (In thousands)
Balance at October 31, 2004                   $1,528     $42,453      $232,714
Stock options exercised - 36,805 shares            4         820
Net loss for the three months                                             (808)
                                            --------    --------      --------
Balance at January 30, 2005                   $1,532     $43,273      $231,906
                                            ========    ========      ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE F--Stockholders' Equity--Continued

Another component of stockholders' equity, the accumulated other comprehensive loss, consists of cumulative unrealized foreign currency translation losses, net of taxes, of $328,000 and $214,000 at January 30, 2005 and October 31, 2004,
respectively, and an unrealized gain, net of taxes, of $55,000 and $36,000 in marketable securities at January 30, 2005 and October 31, 2004, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive loss as follows:

                                                                       Three Months Ended
                                                               --------------------------------
                                                               January 30,          February 1,
                                                                      2005                 2004
                                                               -----------          -----------
                                                                                     (Restated)
                                                                        (In thousands)
Net loss                                                             ($808)             ($1,153)
Foreign currency translation adjustments-net                          (114)                  40
Unrealized gain (loss) on marketable securities-net                     19                  (15)
                                                                   --------             --------
Comprehensive loss                                                   ($903)             ($1,128)
                                                                   ========             ========

NOTE G--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                                       Three Months Ended
                                                               --------------------------------
                                                               January 30,          February 1,
                                                                      2005                 2004
                                                               -----------          -----------
Denominator for basic and diluted earnings per share -
  Weighted average number of shares                             15,291,166           15,221,626

Options to purchase 490,373 and 571,773 shares of the Company's common stock were outstanding at January 30, 2005 and February 1, 2004, respectively but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.


NOTE H--Segment Disclosures

Financial data concerning the Company's sales and segment operating profit
(loss) by reportable operating segment for the three months ended January 30, 2005 and February 1, 2004, included on page 27 of this Report, is an integral part of these condensed consolidated financial statements. During the three months ended January 30, 2005, consolidated assets decreased by $21.7 million primarily due to a decrease in receivables of the Staffing Service and Telecommunication Service segments offset by a decrease in the amount of the receivable interest sold under the Securitization Program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE I--Derivative Financial Instruments, Hedging and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts, foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At January 30, 2005, the Company had outstanding foreign currency option and forward contracts in the aggregate notional amount equivalent to $5.8 million, which approximated its net investment in foreign operations and is accounted for as a hedge under SFAS No. 52.

Included in cash and cash equivalents at January 30, 2005 and October 31, 2004 were approximately $32.5 million and $43.7 million, respectively, restricted to cover obligations that were reflected in accounts payable at such dates. These amounts primarily relate to contracts with customers in which the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.


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

Also, on August 2, 2004, the Company and certain subsidiaries entered into a Members' Agreement (the "Members' Agreement") with Nortel Networks which defined the management of Volt Delta and the respective rights and obligations of the equity owners thereof. The Members' Agreement provides that commencing two years from the date thereof, Nortel Networks may exercise a put option or Volt Delta may exercise a call option, in each case to affect the purchase by Volt Delta of Nortel Networks' minority interest in Volt Delta ("Contingent Liability"). If either party exercises its option between the second and third year from the date of the Members' Agreement, the price paid to Nortel Networks for its 24% minority equity interest will be the product of the revenue of Volt Delta for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE J--Acquisition and Sales of Businesses and Subsidiaries--Continued

the twelve-month period ended as of the fiscal quarter immediately preceding the date of option exercise (the "Volt Delta Revenue Base") multiplied by 70% of the enterprise value-to-revenue formula index of specified comparable companies (which index shall not exceed 1.8), times Nortel Networks' ownership interest in Volt Delta (the amount so calculated would not exceed 30.24% of the Volt Delta Revenue Base), with a minimum payment of $25.0 million and a maximum payment of $70.0 million. Based on the pro forma financial results of Volt Delta for the year ended January 30, 2005, the Contingent Liability for this put/call would be $47.7 million at January 30, 2005. If the option is exercised after three years from the date of the Members' Agreement, the price paid will be a mutually agreed upon amount.

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

                         Preliminary Purchase Allocation
              Fair Value of Assets Acquired and Liabilities Assumed
              -----------------------------------------------------
                                 (In thousands)

Cash                                          $3,491
Inventories                                    1,551
Deposit and other assets                         404
Goodwill                                      20,162
Intangible assets                             15,900
                                             -------
   Total assets                              $41,508
                                             =======

Accrued wages and commissions                   $700
Other accrued expenses                         2,189
Other liabilities                              2,791
Long-term debt                                 1,828
Minority interest                             34,000
                                             -------
   Total liabilities                         $41,508
                                             =======

The other intangible assets represent the fair value of customer relationships ($15.1 million) and product technology ($0.8 million), and are being amortized over 16 years and 10 years, respectively. Since the members' interests in Volt Delta are treated as partnership interests, the tax deduction for amortization will not commence until the Contingent Liability is final and determined.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE K--Goodwill and Other Intangibles

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

The following table represents the balance of other intangible assets subject to amortization:

                                       January 30,         October 31,
                                              2005                2004
                                       -----------         -----------
                                            (Dollars in thousands)

Other intangible assets                    $16,286             $16,286
Accumulated amortization                       564                 288
                                           -------             -------
Net Carrying Value                         $15,722             $15,998
                                           =======             =======

Note L--Primary Insurance Casualty Program

The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premium are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. At January 30, 2005 and October 31, 2004, the Company's liability for the outstanding plan years was $4.5 and $8.3 million, respectively.

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

The demand for the Company's services in all segments is dependent upon general economic conditions. Accordingly, the Company's business tends to suffer during economic downturns. In addition, in the past few years major United States companies, many of which are customers of the Company, have increasingly outsourced business to foreign countries with lower labor rates, less costly employee benefit requirements and fewer regulations than the United States. There could be an adverse effect on the Company if customers and potential customers move manufacturing and servicing operations off-shore, reducing their need for temporary workers within the United States. It is also important for the Company to diversify its pool of available temporary personnel to offer greater support to the service sector of the economy and other businesses that have more difficulty in moving off-shore. In addition, the Company's other segments may be adversely affected if they are required to compete from the Company's United States based operations against competitors based in such other countries. Although the Company has begun to expand its operations to certain additional countries, in a limited manner and to serve existing customers, in such countries, and has established subsidiaries in some foreign countries, there can be no assurance that this effort will be successful or that the Company can successfully compete with competitors based overseas or who have established foreign operations.

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

Factors That May Affect Future Results --Continued
--------------------------------------

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

Customer use of the Company's telecommunications services is similarly affected by a weakened economy in that some of the Company's customers reduce their use of outside services in order to provide work to their in-house departments and, in the aggregate, because of the current downturn in the telecommunications industry and continued overcapacity, there is less available work. In addition, the reduction in telecommunications companies' capital expenditure projects during the current economic climate has significantly reduced the segment's operating margins and minimal improvement can be expected until the industry begins to increase its capital expenditures. Recent actions by major long-distance telephone companies regarding local residential service and consolidation in the telecommunications industry could also negatively impact both sales and margins of the segment. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base which has also increased competition for available work, pressuring pricing and gross margins throughout the segment. The continued delay in telecommunications companies' capital expenditure projects has significantly reduced the segment's revenue and resulted in continuing operating losses. A return to material profitability will be difficult until the industry begins to increase its capital expenditures.

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

THE COMPANY'S STAFFING SERVICES BUSINESS AND ITS OTHER SEGMENTS SUBJECT IT TO EMPLOYMENT-RELATED AND OTHER CLAIMS.

The Company's staffing services business employs individuals on a temporary basis and places them in a customer's workplace. The Company's ability to control the customer workplace is limited, and the Company risks incurring

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Factors That May Affect Future Results --Continued
--------------------------------------

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

Factors That May Affect Future Results --Continued
--------------------------------------

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

The Company's Staffing Services segment is in a very competitive industry with few significant barriers to entry. There are many temporary service firms in the United States and Europe, many with only one or a few offices that service only a small market. On the other hand, some of this segment's principal competitors are larger and have substantially greater financial resources than Volt and service the multinational accounts whose business the Company solicits. Accordingly, these competitors may be better able than Volt to attract and retain qualified personnel and may be able to offer their customers more favorable pricing terms than the Company. Furthermore, all of the staffing industry is subject to the fact that contingent workers are provided to customers and most customers are more protective of their full time workforce than contingent workers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Factors That May Affect Future Results --Continued
--------------------------------------

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

THE COMPANY MUST CONTINUE TO SUCCESSFULLY INTEGRATE THE PURCHASED DIRECTORY AND OPERATOR SERVICES BUSINESS INTO THE COMPANY'S COMPUTER SYSTEMS SEGMENT

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

Factors That May Affect Future Results --Continued
--------------------------------------

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

As of February 15, 2005, the Company's principal shareholders controlled approximately 46% of the Company's outstanding common stock. Accordingly, these shareholders are able to control the composition of the Company's board of directors and many other matters requiring shareholder approval and will continue to have significant influence over the Company's affairs. This concentration of ownership also could have the effect of delaying or preventing a change in control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of the Company.

THE COMPANY'S STOCK PRICE COULD BE EXTREMELY VOLATILE AND, AS A RESULT, INVESTORS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE THEY PAID FOR THEM.

Among the factors that could affect the Company's stock price are:

o while the Company's stock is traded on the New York Stock Exchange, there is limited float and a low average daily trading volume;

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

Factors That May Affect Future Results --Continued
--------------------------------------

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

Staffing Services:

     Staffing: In the first quarter of fiscal 2005, this revenue comprised approximately 77% of net consolidated sales. Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered.

     Managed Services: In the first quarter of fiscal 2005, this revenue comprised approximately 1% of net consolidated sales. Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, and for certain contracts, sales are generated by the Company's Staffing Solutions Group's managed services operations. The Company receives an administrative fee for arranging for, billing for and collecting the billings related to other staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies -- Continued
----------------------------

     prescribed in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered.

     Outsourced Projects: In the first quarter of fiscal 2005, this revenue comprised approximately 6% of net consolidated sales. Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work.

     Shaw & Shaw: In the first quarter of fiscal 2005, this revenue comprised less than 1% of net consolidated sales, due to the Company's reporting of these revenues on a net basis. Sales are generated by the Company's Shaw & Shaw subsidiary, where the Company provides professional employer organizational services ("PEO") to certain customers. Generally, the customers transfer their entire workforce or employees of specific departments or divisions to the Company, but the customers maintain control over the day-to-day job duties of the employees.

Telephone Directory:

     Directory Publishing: In the first quarter of fiscal 2005, this revenue comprised approximately 2% of net consolidated sales. Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in the United States and Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered.

     Ad Production and Other: In the first quarter of fiscal 2005, this revenue comprised approximately 1% of net consolidated sales. Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance.

Telecommunications Services:

     Construction: In the first quarter of fiscal 2005, this revenue comprised approximately 3% of net consolidated sales. Sales are derived from the Company supplying aerial and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in AICPA Statement of Position 81-1 ("SOP 81-1"), "Accounting for Performance of Construction-Type Contracts," using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies -- Continued
----------------------------

     Non-Construction: In the first quarter of fiscal 2005, this revenue comprised approximately 3% of net consolidated sales. Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and if applicable, any completed units are delivered and accepted by the customer.

Computer Systems:

     Database Access: In the first quarter of fiscal 2005, this revenue comprised approximately 6% of net consolidated sales. Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases.

     IT Maintenance: In the first quarter of fiscal 2005, this revenue comprised approximately 1% of net consolidated sales. Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as appropriate.

     Telephone Systems: In the first quarter of fiscal 2005, this revenue comprised less than 1% of net consolidated sales. Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in AICPA Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value.

The Company records provisions for estimated losses on contracts when losses become evident. Accumulated unbilled costs on contracts are carried in inventory at the lower of actual cost or estimated realizable value.

Allowance for Uncollectable Accounts - The establishment of an allowance requires the use of judgment and assumptions regarding potential losses on receivable balances. Allowances for accounts receivable are maintained based upon historical payment patterns, aging of accounts receivable and actual write-off history. The Company believes that its allowances are adequate; however, changes in the financial condition of customers could have an effect on the allowance balance required and a related charge or credit to earnings.

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

Long-Lived Assets - Property, plant and equipment are recorded at cost, and depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to depreciate the cost of the assets over their estimated useful lives. Intangible assets, other than goodwill, and property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition of construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

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

Securitization Program - The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A, was $60.0 million at January 30, 2005 and $70.0 million at October 31, 2004. Accordingly, the trade receivables included on the January 30, 2005 and October 31, 2004 balance sheets have been reduced to reflect the participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding Corp., a wholly owned special purpose subsidiary of the Company) for any of the sold receivables.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies -- Continued
----------------------------

Primary Casualty Insurance Program - The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premiums are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For the policy year ended March 31, 2003, a maximum premium was predetermined and accrued. For subsequent policy years, management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of services in the period in which such determination is made.

Medical Insurance Program - Beginning in April 2004, the Company became self-insured for the majority of its medical benefit programs. The Company remains insured for a portion of its medical program (primarily HMOs) as well as the entire dental program. The Company provides the self-insured medical benefits through an arrangement with a third party administrator. However, the liability for the self-insured benefits is limited by the purchase of stop loss insurance. Contributed and withheld funds and related liabilities for the self-insured program together with unpaid premiums for the insured programs, other than the current provision, are held in a 501(c)9 employee welfare benefit trust and do not appear on the balance sheet of the Company. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected losses based on statistical analyses of historical data. The provision for future payments is initially adjusted by the enrollment levels in the various plans. Periodically, the resulting liabilities are monitored and will be adjusted as warranted by changing circumstances. Should the amount of claims occurring exceed what was estimated or medical costs increase beyond what was expected, liabilities might not be sufficient, and additional expense may be recorded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 30, 2005 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 1, 2004

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not indicative of the results which may be expected for any subsequent periods.

                                                                    Three Months Ended
                                                                    ------------------
                                                         January 30,                 February 1,
                                                                2005                        2004
                                                         -----------                 -----------
                                                                                      (Restated)
                                                                  (Dollars in thousands)
Net Sales:
----------
Staffing Services
   Traditional Staffing                                     $414,094                    $342,676
   Managed Services                                          297,432                     238,098
                                                            --------                    --------
   Total Gross Sales                                         711,526                     580,774
   Less: Non-recourse Managed Services                      (291,193)                   (233,133)
                                                            --------                    --------
   Net Staffing Services Sales                               420,333                     347,641
Telephone Directory                                           15,704                      15,849
Telecommunications Services                                   25,204                      29,896
Computer Systems                                              41,194                      24,095
Elimination of intersegment sales                             (4,600)                     (3,522)
                                                            --------                    --------

Total Net Sales                                             $497,835                    $413,959
                                                            ========                    ========

Segment Operating Profit (Loss):
--------------------------------
Staffing Services                                             $2,453                      $1,391
Telephone Directory                                            2,107                       2,599
Telecommunications Services                                   (2,429)                     (1,902)
Computer Systems                                               7,514                       4,523
                                                            --------                    --------
Total Segment Operating Profit                                 9,645                       6,611

General corporate expenses                                    (8,307)                     (7,560)
                                                            --------                    --------
Total Operating Profit (Loss)                                  1,338                        (949)

Interest income and other expense                               (456)                       (516)
Foreign exchange (loss) gain-net                                (162)                         24
Interest expense                                                (512)                       (457)
                                                            --------                    --------
Income (Loss) Before Minority Interest and
 Income Taxes                                                   $208                     ($1,898)
                                                            ========                    ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 30, 2005 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 1, 2004--Continued

EXECUTIVE OVERVIEW
------------------

Volt Information Sciences, Inc. ("Volt") is a leading national provider of staffing services and telecommunications and information solutions with a material portion of its revenue coming from Fortune 100 customers. The Company operates in four segments and the management discussion and analysis addresses each. A brief description of these segments and the predominant source of their sales follow:

     Staffing Services: This segment is divided into three major functional areas and operates through a network of over 300 branch offices.

     o Staffing Solutions fulfills IT and other technical, commercial and industrial placement requirements of its customers, on both a temporary and permanent basis, managed staffing, and professional employer organization services.

     o E-Procurement Solutions provides global vendor neutral procurement and management solutions for supplemental staffing using web-based tools through the Company's ProcureStaff subsidiary.

     o Information Technology Solutions provides a wide range of information technology consulting and project management services through the Company's VMC Consulting subsidiary.

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

Numerous non-seasonal factors impacted sales and profits in the current fiscal quarter. The sales and profits of the Staffing Services segment, in addition to the factors noted above, were positively impacted by a rebound in the use of temporary staffing, partially offset by the continued pressure on margins caused by increases in payroll taxes, particularly in the Administrative and Industrial division.

The sales and operating results of the Telecommunications segment decreased in the first quarter of fiscal 2005 compared to the comparable prior year quarter due to a 23% sales decline in the Business Systems division, a 46% decline in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 30, 2005 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 1, 2004--Continued

EXECUTIVE OVERVIEW --Continued
------------------

the Central Office division sales and reduced margins. The Company has continued to carefully monitor the overhead within the segment in order to partially mitigate the effect of the reduced segment margins.

The Computer Systems segment's sales and profits continue to be positively impacted by the increase in the segment's ASP directory assistance outsourcing business, in which there continues to be a sequential increase in transaction revenue, as well as revenue and operating profit from the business acquired from Nortel Networks.

The Company has, and will continue to focus on aggressively increasing its market share while attempting to maintain margins in order to increase profits. All segments have emphasized cost containment measures, along with improved credit and collections procedures designed to improve the Company's cash flow.

The Company continues its effort to streamline its processes to manage the business and protect its assets through the continued deployment of its Six Sigma initiatives, upgrading its financial reporting systems, its compliance with the Sarbanes-Oxley Act, and the standardization and upgrading of IT redundancy and business continuity for corporate systems and communications networks. To the extent possible, the Company has been utilizing, and will continue to utilize, internal resources supplemented with temporary staff to comply with the Sarbanes-Oxley Act by the end of fiscal year 2005. To-date, outside costs of compliance with this Act, including software licenses, equipment, temporary staff, consultants and professional fees amounted to $0.6 million and it is anticipated that a similar amount, excluding audit fees, will be expended in the remainder of fiscal year 2005.


RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In the first quarter of fiscal 2005, consolidated net sales increased by $83.9 million, or 20%, to $497.8 million, from the comparable period in fiscal 2004. The primary increase in fiscal 2005 net sales resulted from increases in Staffing Services of $72.7 million and Computer Systems of $17.1 million, partially offset by decreases in Telecommunications Services of $4.7 million and Telephone Directory of $0.1 million.

The net loss for the first three months of fiscal 2005 was $0.8 million compared to $1.2 million in the comparable 2004 first quarter. The Company reported a pre-tax profit before minority interest for the first quarter of fiscal 2005 of $0.2 million, compared to a loss of $1.9 million in the prior year's first quarter.

The Company's operating segments reported an operating profit of $9.6 million in the fiscal 2005 quarter, an increase of $3.0 million, or 46%, from the comparable 2004 quarter. Contributing to the increase were increases in the operating profit of the Computer Systems segment of $3.0 million and the Staffing Services segment of $1.1 million, partially offset by decreases in the operating profit of the Telephone Directory segment of $0.5 million, and an increase in the operating loss of the Telecommunications Services segment of $0.5 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 30, 2005 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 1, 2004--Continued


RESULTS OF OPERATIONS - SUMMARY --Continued
-------------------------------

General corporate expenses increased by $0.7 million, or 10%, due to costs incurred to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communication networks, as well as salary and professional fee increases. In addition, the Company incurred costs related to compliance with the Sarbanes-Oxley Act.


RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------

                                                        Three Months Ended
                                                        ------------------
                                           January 30, 2005     February 1, 2004
                                           ----------------     ----------------
                                                       % of                 % of       Favorable        Favorable
Staffing Services                                       Net                  Net    (Unfavorable)    (Unfavorable)
-----------------                          Dollars    Sales     Dollars    Sales        $ Change         % Change
(Dollars in Millions)                      -------    -----     -------    -----        --------         --------
------------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross) *                    $414.1               $342.7                   $71.4            20.8%
------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross) *             $297.4               $238.1                   $59.3            24.9%
------------------------------------------------------------------------------------------------------------------
Sales (Net)                                 $420.3               $347.6                   $72.7            20.9%
------------------------------------------------------------------------------------------------------------------
Gross Profit                                 $61.7    14.7%       $51.6    14.8%          $10.1            19.6%
------------------------------------------------------------------------------------------------------------------
Overhead                                     $59.2    14.1%       $50.2    14.4%          ($9.0)          (18.0%)
------------------------------------------------------------------------------------------------------------------
Operating Profit                              $2.5     0.6%        $1.4     0.4%           $1.1            76.3%
------------------------------------------------------------------------------------------------------------------

     *Included in Sales (Gross) are billings for associate vendors which are substantially all excluded from Sales (Net).

The sales increase of the Staffing Services segment in the fiscal 2005 first quarter from the comparable fiscal 2004 quarter was due to increased staffing business in both the Technical Placement and the Administrative and Industrial divisions and in the VMC Consulting business of the Technical Placement division.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 30, 2005 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 1, 2004--Continued

STAFFING SERVICES --Continued
-----------------

The increase in operating profit in the segment was derived from the staffing and managed service operations of the Technical Placement division.

                                                        Three Months Ended
                                                        ------------------
                                           January 30, 2005     February 1, 2004
                                           ----------------     ----------------
Technical Placement                                    % of                 % of       Favorable        Favorable
Division                                                Net                  Net    (Unfavorable)    (Unfavorable)
--------                                   Dollars    Sales     Dollars    Sales        $ Change         % Change
(Dollars in Millions)                      -------    -----     -------    -----        --------         --------
------------------------------------------------------------------------------------------------------------------
Sales (Gross)                               $543.2               $438.2                  $105.0            24.0%
------------------------------------------------------------------------------------------------------------------
Sales (Net)                                 $257.9               $209.2                   $48.7            23.2%
------------------------------------------------------------------------------------------------------------------
Gross Profit                                 $41.5    16.1%       $33.8    16.1%           $7.7            22.9%
------------------------------------------------------------------------------------------------------------------
Overhead                                     $36.1    14.0%       $29.5    14.1%          ($6.6)          (22.3%)
------------------------------------------------------------------------------------------------------------------
Operating Profit                              $5.4     2.1%        $4.3     2.0%           $1.1            27.2%
------------------------------------------------------------------------------------------------------------------

The Technical Placement division's increase in gross sales in the first quarter of fiscal 2005 from the comparable fiscal 2004 quarter was due to a 20% sales increase in traditional alternative staffing, a 21% increase in ProcureStaff volume due to new accounts and increased business from existing accounts, and a 28% increase in higher margin VMC Consulting project management and consulting sales. However, substantially all of the ProcureStaff billings are deducted in arriving at net sales due to the use of associate vendors who have contractually agreed to be paid only upon receipt by the Company of the customers' payment. The increase in the operating profit was the result of the increase in sales, as margins remained constant and overhead as a percentage of sales decreased slightly.

                                                        Three Months Ended
                                                        ------------------
                                           January 30, 2005     February 1, 2004
                                           ----------------     ----------------
Administrative &                                       % of                 % of       Favorable        Favorable
Industrial Division                                     Net                  Net    (Unfavorable)    (Unfavorable)
-------------------                        Dollars    Sales     Dollars    Sales        $ Change         % Change
(Dollars in Millions)                      -------    -----     -------    -----        --------         --------
------------------------------------------------------------------------------------------------------------------
Sales (Gross)                               $168.3               $142.6                   $25.7            18.0%
------------------------------------------------------------------------------------------------------------------
Sales (Net)                                 $162.4               $138.4                   $24.0            17.4%
------------------------------------------------------------------------------------------------------------------
Gross Profit                                 $20.2    12.4%       $17.8    12.9%           $2.4            13.2%
------------------------------------------------------------------------------------------------------------------
Overhead                                     $23.1    14.2%       $20.7    15.0%          ($2.4)          (11.9%)
------------------------------------------------------------------------------------------------------------------
Operating Loss                               ($2.9)   (1.8%)      ($2.9)   (2.1%)            -               -
------------------------------------------------------------------------------------------------------------------

The Administrative and Industrial division's increase in gross sales in the first quarter of fiscal 2005 resulted from both revenue from new accounts and increased business from existing accounts. The operating loss remained the same as a 0.5 percentage point decrease in gross margin partially offset the increase in sales. The decrease in gross margin was due to higher payroll taxes and benefit costs. Overhead as a percentage of sales decreased by 0.8 percentage points.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 30, 2005 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 1, 2004--Continued

STAFFING SERVICES --Continued
-----------------

Although the markets for the segment's services include a broad range of industries throughout the United States and Europe, general economic difficulties in specific geographic areas or industrial sectors have in the past and could, in the future, affect the profitability of the segment.


TELEPHONE DIRECTORY
-------------------

                                                        Three Months Ended
                                                        ------------------
                                           January 30, 2005     February 1, 2004
                                           ----------------     ----------------
                                                       % of                 % of       Favorable        Favorable
Telephone Directory                                     Net                  Net    (Unfavorable)    (Unfavorable)
-------------------                        Dollars    Sales     Dollars    Sales        $ Change         % Change
(Dollars in Millions)                      -------    -----     -------    -----        --------         --------
------------------------------------------------------------------------------------------------------------------
                                                              (Restated) (Restated)
------------------------------------------------------------------------------------------------------------------
Sales (Net)                                  $15.7                $15.8                   ($0.1)           (0.9%)
------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $8.3    53.0%        $8.9    56.3%          ($0.6)           (6.8%)
------------------------------------------------------------------------------------------------------------------
Overhead                                      $6.2    39.6%        $6.3    39.9%           $0.1             1.8%
------------------------------------------------------------------------------------------------------------------
Operating Profit                              $2.1    13.4%        $2.6    16.4%          ($0.5)          (18.9%)
------------------------------------------------------------------------------------------------------------------

The major components of the Telephone Directory segment's slight sales decrease for the first quarter of fiscal 2005 compared to the comparable 2004 quarter were a decrease of $1.5 million, or 10%, in publishing and other sales, partially offset by an increase of $1.4 million in systems revenue. The publishing decrease was mainly due to the community telephone directory operation of DataNational, whose sales decreased by $1.1 million, or 10%, from the prior year due to a decrease in the number of directories printed and delivered. The segment's decreased operating profit was the result of the sales decrease and a 3.3 percentage point decrease in gross margins, primarily due to the mix of directories published by DataNational in the period, partially offset by a decrease in overhead of 0.4 percentage points.

Other than the DataNational division, which accounted for 59% of the segment's fiscal 2005 first quarter sales, the segment's business is obtained through submission of competitive proposals for production and other contracts. These short and long-term contracts are re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, this segment's sales and profitability are highly dependent on advertising revenue for DataNational's directories, which could be affected by general economic conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 30, 2005 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 1, 2004--Continued

TELECOMMUNICATIONS SERVICES
---------------------------

                                                        Three Months Ended
                                                        ------------------
                                           January 30, 2005     February 1, 2004
                                           ----------------     ----------------
                                                       % of                 % of       Favorable        Favorable
Telecommunications                                      Net                  Net    (Unfavorable)    (Unfavorable)
------------------                         Dollars    Sales     Dollars    Sales        $ Change         % Change
(Dollars in Millions)                      -------    -----     -------    -----        --------         --------
------------------------------------------------------------------------------------------------------------------
Sales (Net)                                  $25.2                $29.9                   ($4.7)          (15.7%)
------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $4.5    17.7%        $7.1    23.9%          ($2.6)          (37.5%)
------------------------------------------------------------------------------------------------------------------
Overhead                                      $6.9    27.3%        $9.0    30.2%           $2.1            23.8%
------------------------------------------------------------------------------------------------------------------
Operating Loss                               ($2.4)   (9.6%)      ($1.9)   (6.3%)         ($0.5)          (27.7%)
------------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales decrease in the first quarter of fiscal 2005 over the comparable 2004 quarter was due to decreased business in the Business Systems and Central Office divisions. The increase in the operating loss was due to the sales decrease, a decrease in gross margins of 6.2 percentage points, partially offset by a decrease in overhead as a percentage of net sales of 2.9 percentage points (including a previously reported $1.3 million charge in the first quarter of fiscal 2004 related to a domestic consulting contract for services). Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment. In the Central Office division, sales decreased by 46% and margins decreased by 5.3 percentage points from the comparable 2004 quarter. Sales in the Business Systems division decreased by 23%, due to decreased business from two large customers, and margins decreased by 10.9 percentage points from the comparable 2004 quarter. In the Construction and Engineering division, sales remained constant, but margins decreased by 1.3 percentage points. Recent actions by major long-distance telephone companies regarding local residential service have negatively impacted sales and continue to impact margins of the segment.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 30, 2005 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 1, 2004--Continued

COMPUTER SYSTEMS
----------------

                                                        Three Months Ended
                                                        ------------------
                                           January 30, 2005     February 1, 2004
                                           ----------------     ----------------
                                                       % of                 % of       Favorable        Favorable
Computer Systems                                        Net                  Net    (Unfavorable)    (Unfavorable)
----------------                           Dollars    Sales     Dollars    Sales        $ Change         % Change
(Dollars in Millions)                      -------    -----     -------    -----        --------         --------
------------------------------------------------------------------------------------------------------------------
Sales (Net)                                  $41.2                $24.1                   $17.1            71.0%
------------------------------------------------------------------------------------------------------------------
Gross Profit                                 $21.9    53.1%       $13.4    55.9%           $8.5            62.6%
------------------------------------------------------------------------------------------------------------------
Overhead                                     $14.4    34.9%        $8.9    37.1%          ($5.5)          (60.8%)
------------------------------------------------------------------------------------------------------------------
Operating Profit                              $7.5    18.2%        $4.5    18.8%           $3.0            66.1%
------------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in the first quarter of fiscal 2005 over the comparable 2004 quarter was primarily due to improvements in the segment's operator services business, including ASP directory assistance, which reflected a 106% growth in sales during the quarter, a sales increase of 84% in DataServ's directory assistance services which are provided to non-telco enterprise customers, a 14% sales growth in the Maintech division's IT maintenance services, and a 123% increase in product revenue recognized. The sales increases noted above included $8.1 million of DOS Business acquired from Nortel Networks, which represented 20% of the segment's sales for the 2005 quarter. The growth in operating profit from the comparable 2004 fiscal quarter was the result of the increase in sales, a decrease in overhead of 2.2 percentage points, partially offset by a decrease in margins of 2.8 percentage points. Volt Delta, the entity which operates the Computer Systems segment, acquired certain assets and liabilities of the DOS Business of Nortel Networks on August 2, 2004. This acquisition permits Volt Delta to provide the newly combined customer base with new solutions and an expanded suite of products, content and enhanced services. At January 30, 2005, the Company owned 76% of Volt Delta.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 30, 2005 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 1, 2004--Continued

RESULTS OF OPERATIONS -- OTHER
------------------------------

                                                        Three Months Ended
                                                        ------------------
                                           January 30, 2005     February 1, 2004
                                           ----------------     ----------------
                                                       % of                 % of       Favorable        Favorable
Other                                                   Net                  Net    (Unfavorable)    (Unfavorable)
-----                                      Dollars    Sales     Dollars    Sales        $ Change         % Change
(Dollars in Millions)                      -------    -----     -------    -----        --------         --------
------------------------------------------------------------------------------------------------------------------
Selling & Administrative *                   $20.8     4.2%       $18.9     4.6%          ($1.9)          (10.2%)
------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                   $7.5     1.5%        $6.2     1.5%          ($1.3)          (21.9%)
------------------------------------------------------------------------------------------------------------------
Interest Income                               $0.6     0.1%        $0.2     0.1%           $0.4           144.5%
------------------------------------------------------------------------------------------------------------------
Other Expense                                ($1.0)    0.2%       ($0.7)   (0.2%)         ($0.3)          (36.4%)
------------------------------------------------------------------------------------------------------------------
Foreign Exchange Loss                        ($0.2)     -            -       -            ($0.2)             -
------------------------------------------------------------------------------------------------------------------
Interest Expense                             ($0.5)   (0.1%)      ($0.5)   (0.1%)            -               -
------------------------------------------------------------------------------------------------------------------
     *The first quarter of fiscal 2004 amount has been restated.

Other items, discussed on a consolidated basis, affecting the results of operations for the fiscal years were:

The increase in selling and administrative expenses in the first quarter of fiscal 2005 from the comparable 2004 quarter was a result of increased selling expenses to support the increased sales levels throughout the Company, in addition to increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks. In addition, the Company incurred increased salaries, professional fees and costs related to compliance with the Sarbanes-Oxley Act.

The increase in depreciation and amortization for the first quarter of fiscal 2005 from the comparable 2004 quarter was attributable to increases in fixed assets, primarily in the Computer Systems segment.

Interest income increased due to higher interest rates together with additional funds available for investment.

Other expense in both fiscal years is primarily the charges related to the Company's Securitization Program as well as sundry expenses.

The Company's effective tax benefit rate on its financial reporting pre-tax income from continuing operations was 37.2% in the first fiscal quarter of 2005 compared to an effective tax benefit rate of 39.3% in the comparable fiscal 2004 quarter. The effective benefit rate was lower in 2005 due to higher foreign losses for which no tax benefit was provided.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 30, 2005 COMPARED
TO THE THREE MONTHS ENDED FEBRUARY 1, 2004--Continued

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents, including restricted cash held in escrow for ProcureStaff and Viewtech clients of $32.5 million and $43.7 million at January 30, 2005 and October 31, 2004, respectively, decreased by $1.9 million to $86.2 million in the three months ended January 30, 2005. Unrestricted cash and cash equivalents increased to $53.7 million at January 30, 2005 from $44.3 million at October 31, 2004.

Operating activities provided $4.2 million of cash in the first three months of fiscal 2005 compared to $15.4 million in the first three months of fiscal 2004.

Operating activities in the first three months of fiscal 2005, exclusive of changes in operating assets and liabilities, produced $9.2 million of cash, as the Company's net loss of $0.8 million included non-cash charges primarily for depreciation and amortization of $7.5 million, accounts receivable provisions of $1.5 million, minority interest of $1.5 million and a deferred tax benefit of $0.6 million. In the first three months of fiscal 2004, operating activities, exclusive of changes in operating assets and liabilities, produced $6.0 million of cash, as the Company's net loss of $1.2 million included non-cash charges primarily for depreciation and amortization of $6.2 million and accounts receivable provisions of $1.0 million.

Changes in operating assets and liabilities used $5.0 million of cash, net, in the first three months of fiscal 2005 principally due to a decrease in the level of accounts payable of $13.2 million, a reduction in securitization of receivables of $10.0 million, a decrease in income taxes payable of $6.8 million and a decrease in accrued expenses of $4.7 million partially offset by a decrease in the level of accounts receivable of $28.5 million. In the first three months of fiscal 2004, changes in operating assets and liabilities produced $9.4 million of cash, net, principally due to a decrease in the level of accounts receivable of $26.2 million, an increase in the level of deferred income and other liabilities of $1.9 million, partially offset by a decrease in the level of accounts payable of $19.1 million.

The principal factor in the $5.5 million and $7.5 million of cash applied to investing activities for the first three months of fiscal 2005 and 2004, respectively, was expenditures of $6.8 million and $8.0 million, respectively for property, plant and equipment. The increase principally resulted from purchases of equipment for the Computer Systems' ASP outsourcing business and the Staffing Services segment.

The principal factors in the $38,000 of cash applied to financing activities in the first three months of fiscal 2005 were cash provided from exercises of stock options totaling $0.8 million partially offset by a decrease in notes payable to banks of $0.8 million. The principal factors in the $39,000 of cash applied to financing activities in the first three months of fiscal 2004 were repayments of long-term debt totaling $90,000, partially offset by cash provided from exercises of stock options totaling $43,000.

Commitments
-----------

There has been no material change through January 30, 2005 in the Company's contractual cash obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Off-Balance Sheet Financing
---------------------------

The Company has no off-balance sheet financing arrangements, as that term has meaning in Item 303(a) (4) of Regulation S-K.


Securitization Program
----------------------

The Company has a $150.0 million accounts receivable securitization program ("Securitization Program"), which matures in April 2006. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $150.0 million). The Company retains the servicing responsibility for the accounts receivable. At January 30, 2005, TRFCO had purchased from Volt Funding a participation interest of $60.0 million out of a pool of approximately $231.2 million of receivables.

The Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company, with accounts receivable only reduced to reflect the fair value of receivables actually sold. The Company entered into this arrangement as it provided a low-cost alternative to other forms of financing.

The Securitization Program is designed to enable receivables sold by the Company to Volt Funding to constitute true sales of those receivables. As a result, the receivables are available to satisfy Volt Funding's own obligations to its own creditors before being available, through the Company's residual equity interest in Volt Funding, to satisfy the Company's creditors (subject also, as described above, to the security interest that the Company granted in the common stock of Volt Funding in favor of the lenders under the Company's Credit Facility). TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding) for any of the sold receivables.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Securitization Program --Continued
----------------------

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold, the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization or a default occurring and continuing on indebtedness for borrowed money of at least $5.0 million. At January 30, 2005, the Company was in compliance with all requirements of its Securitization Program.


Credit Lines
------------

In April 2004, the Company amended its $40.0 million secured, syndicated, revolving credit agreement ("Credit Agreement") which was to expire in April 2004, to, among other things, extend the term for 364 days and reduce the line to $30.0 million, because of the increase in its Securitization Program (discussed above). Additionally, in July 2004, this program was further amended to release Volt Delta as a guarantor and collateral grantor under the Credit Agreement due to the previously announced agreement between Volt Delta and Nortel Networks. At January 30, 2005, the Company had credit lines with domestic and foreign banks that provide for borrowings and letters of credit up to an aggregate of $41.7 million, including $30.0 million under the Credit Agreement, which will expire in April 2005.

The Credit Agreement established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent arranger for the secured Credit Facility is JP Morgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, NA, Wells Fargo, NA and Lloyds TSB Bank PLC. Borrowings and letters of credit under the Credit Facility are limited to a specified borrowing base, which is based upon the level of specified receivables, generally at the end of the fiscal month preceding a borrowing. At January 30, 2005, $28.5 million was available under the borrowing base formula. Borrowings under the Credit Facility bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined.

Additionally, interest and the facility fees can be increased or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. At January 30, 2005, the Company borrowed 1.5 million British Pounds ($2.8 million) under the Credit Facility at an interest rate of 5.7% per annum. At January 30, 2005, the facility fee was 0.3% per annum.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Credit Lines - Continued
------------

the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At January 30, 2005, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable for all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Six subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At January 30, 2005, five of those guarantors have pledged approximately $49.1 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

The Company is in discussion with its banks to extend the term of the Credit Facility beyond April 2005.


Summary
-------

The Company believes that its current financial position, working capital, future cash flows from operations, credit lines and accounts receivable Securitization Program will be sufficient to fund its presently contemplated operations and satisfy its obligations through, at least, the end of fiscal 2005.


New Accounting Pronouncements to be Effective in Fiscal 2005
------------------------------------------------------------

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an Amendment of APB Opinion No. 29," to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with early application permitted for exchanges beginning after November 2004. The Company does not believe that the adoption of this Statement in fiscal 2005 will have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which replaces the superseded SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement requires that all entities apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and suppliers when the entity acquires goods or services. The provisions of this Statement are effective as of the beginning of the first interim or annual

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

New Accounting Pronouncements to be Effective in Fiscal 2005 --Continued
------------------------------------------------------------

reporting period that begins after June 15, 2005, with early adoption of this Statement permitted for any interim period whose financial statements are not yet issued. The Company is currently assessing the impact that the adoption will have on the Company's consolidated financial position and results of operations

The American Jobs Creation Act of 2004 (the "Act") provided for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. The Company is currently assessing the impact the Act will have on the Company's consolidated financial position or results of operations.


Related Party Transactions
--------------------------

During the first quarter of fiscal 2005, the Company paid or accrued $0.2 million to the law firm of which Lloyd Frank, a director, is of counsel, primarily for services rendered. During that quarter, the Company also paid $5,000 to the law firm of which Bruce Goodman, a director, is a partner, for services rendered to the Company.

The Company rents approximately 2,600 square feet of office space to a corporation owned by Steven A. Shaw, an officer and director, in the Company's El Segundo, California facility, which the Company does not require for its own use, on a month-to-month basis at a rental of $1,750 per month. Based on the nature of the premises and a recent market survey conducted for the Company, the Company believes the rent is the fair market rental for such space.

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

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would increase or decrease its annual net interest expense and securitization costs by $0.2 million, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $15.0 million at January 30, 2005. This fair value was calculated by applying the appropriate fiscal year-end interest rate supplied by the lender to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At January 30, 2005, the total market value of these investments was $3.9 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuate against the dollar, which may impact reported earnings. As of January 30, 2005, the total of the Company's net investment in foreign operations was $6.8 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of January 30, 2005, the total of the Company's foreign exchange contracts was $5.8 million, leaving a balance of net foreign assets exposed of $1.0 million. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at January 30, 2005 by 10% would result in a pretax gain of $0.7 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at January 30, 2005 by 10% would result in a pretax loss of $0.4 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at January 30, 2005. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign exchange agreements, the table presents the currencies, notional amounts and weighted average exchange rates by contractual maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

Interest Rate Market Risk                                 Payments Due By Period as of January 30, 2005
-------------------------                                 ---------------------------------------------
                                                                 Less than         1-3           3-5       After 5
                                                     Total        1 year          Years         Years       Years
                                                    -------      ---------       -------       -------     -------
                                                                  (Dollars in thousands of US $)
Cash and Cash Equivalents
-------------------------
Money Market and Cash Accounts                      $86,164       $86,164
Weighted Average Interest Rate                         2.0%          2.0%
                                                    -------       -------
Total Cash & Cash Equivalents                       $86,164       $86,164
                                                    =======       =======

Securitization Program
----------------------
Accounts Receivable Securitization                  $60,000       $60,000
Finance Rate                                           3.8%          3.8%
                                                    -------       -------
Securitization Program                              $60,000       $60,000
                                                    =======       =======

Debt
----
Term Loan                                           $14,033          $408          $923        $1,086     $11,616
Interest Rate                                          8.2%          8.2%          8.2%          8.2%        8.2%

Payable to Nortel Networks                           $1,886                      $1,886
Weighted Average Interest Rate                         6.0%                        6.0%

Notes Payable to Banks                               $7,384        $7,384
Weighted Average Interest Rate                         6.3%          6.3%             -             -           -
                                                    -------       -------       -------       -------     -------
Total Debt                                          $23,303        $7,792        $2,809        $1,086     $11,616
                                                    =======       =======       =======       =======     =======

Foreign Exchange Market Risk
----------------------------
                                                                 Contract Values
                                                                 ---------------
                                                                                       Fair Value
                                                 Contract                Less than       Option
                                               Exchange Rate     Total     1 Year       Premium (1)
                                               -------------     -----     ------       -----------
                                                                 (Dollars in thousands of U.S. $)
Option Contracts
----------------
Euro (euro) to British Pound Sterling (pound)       0.70         $1,977    $1,977           $23

British Pound Sterling (pound) to U.S. $            1.88            938       938            17

Canadian $ to U.S.$                                 1.37          2,920     2,920            18
                                                                 ------    ------           ---

Total Option Contracts                                           $5,835    $5,835           $58
                                                                 ======    ======           ===

(1) Represents the fair value of the foreign contracts at January 30, 2005.


ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of January 30, 2005 under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation, the Company's Chairman of the Board, President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its subsidiaries is made known to them on a timely basis.

Changes in internal controls

     Except as set forth below, there were no significant changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     In mid-December 2004 the Company discovered that revenue had not been properly recognized in accordance with the Company's policies in its Uruguayan operation (which is part of the Directory Services segment). The Company's business in Uruguay prints and distributes its Montevideo telephone directory each year during the October/November time frame and revenue recognition should have taken place in the first six months of each fiscal year instead of in the fourth quarter of the preceding fiscal year. This involves only the timing of when certain advertising revenue and related costs and expenses are recognized. As a result of the discovery of such improper revenue recognition, the Company restated in its Annual Report on Form 10-K for the fiscal year ended October 31, 2004 its previously issued financial results for the fiscal years 2000 through

     2003 and the first two quarters of fiscal 2004 and also filed an amended Annual Report on Form 10-K for the fiscal year ended November 2, 2003. This restatement constituted a material weakness (within the standards established by the American Institute of Certified Public Accountants and the Public Company Accounting Oversight Board) within the Company's systems of internal control. In addition, in the course of their audit of the Company's financial statements as at and for the fiscal year ended October 31, 2004, the Company's internal auditors and Ernst & Young LLP, the Company's independent registered public accounting firm, identified and reported an additional material weakness as it relates to numerous adjusting entries which were undetected due to deficiencies in the Company's financial statement close process, and, as a result of the audit, were recorded by the Company during the course of the audit to correct the underlying books and records.

     Ernst & Young LLP, the Company's independent registered public accounting firm, issued on January 10, 2005 an unqualified opinion on the Company's financial statements for the fiscal year ended October 31, 2004.

     Management of the Company, the Company's internal auditors and Ernst & Young LLP discussed the material weaknesses referred to above with the Audit Committee of the Board of Directors of the Company. Management of the Company instituted a review of the Company's internal controls in order to correct these deficiencies and to strengthen the accounting infrastructure as required.

     As a result of the foregoing, during the first quarter of fiscal year 2005, the Company identified and began to implement additional controls over revenue recognition in its Uruguayan operation and the Company's financial statement close processes. In addition, the Company has already implemented or is in the process of developing the following key remediation initiatives:

     o Expansion of the personnel, resources and responsibilities of the internal audit function;
     o    Issuance of specific guidelines for revenue recognition;
     o    Development of new and enhanced monitoring controls;
     o Establishment of a communications program to improve awareness of the importance of the financial close process; and
     o A comprehensive review of the internal controls over financial reporting.

     In addition, in mid February 2005, the Company upgraded its enterprise resource planning system to enable a more robust analysis of its accounts.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

Exhibit    Description
--------------------------------------------------------------------------------

15.01 Letter from Ernst & Young LLP regarding Report of Independent Registered Public Accounting Firm

15.02 Letter from Ernst & Young LLP regarding Acknowledgement of Independent Registered Public Accounting Firm

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


                                       VOLT INFORMATION SCIENCES, INC.
                                               (Registrant)



                                       BY: /s/ JACK EGAN
                                           -------------
Date: March 11, 2005                       JACK EGAN
                                           Vice President - Corporate Accounting
                                           (Principal Accounting Officer)

EXHIBIT INDEX
-------------

Exhibit
Number     Description
-------    -----------

15.01 Letter from Ernst & Young LLP regarding Report of Independent Registered Public Accounting Firm

15.02 Letter from Ernst & Young LLP regarding Acknowledgement of Independent Registered Public Accounting Firm

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