Form 10-Q
period 2005-05-01
VOLT INFORMATION SCIENCES, INC.
filed 2005-06-09
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
   ---
   /X/   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   ---   Exchange Act of 1934


   For The Six Months Ended May 1, 2005.

         Or

   ---
   / /   Transition Report Pursuant to Section 13 or 15(d) of the Securities
   ---   Exchange Act of 1934

   For the transition period from __________________ to


   Commission File No. 1-9232


                         VOLT INFORMATION SCIENCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                    13-5658129
---------------------------------                  ---------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)


560 Lexington Avenue, New York, New York                  10022
----------------------------------------                ---------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:       (212) 704-2400


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes _X_   No ___

Indicate by check mark whether Registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act). Yes _X_   No ___


The number of shares of the Registrant's common stock, $.10 par value, outstanding as of June 3, 2005 was 15,325,080.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations -
           Six and Three Months Ended May 1, 2005 and May 2, 2004             3

           Condensed Consolidated Balance Sheets -
           May 1, 2005 and October 31, 2004                                   5

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended May 1, 2005 and May 2, 2004                       6

           Notes to Condensed Consolidated Financial Statements               8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        47

Item 4.    Controls and Procedures                                           49


PART II - OTHER INFORMATION

Item 6.    Exhibits                                                          53

SIGNATURE                                                                    53

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                      Six Months Ended                Three Months Ended
                                                      -----------------               ------------------
                                                  May 1,           May 2,           May 1,           May 2,
                                                   2005            2004(a)           2005            2004(a)
                                                 --------         --------         --------         --------
                                                                 (Restated)                        (Restated)
                                                            (In thousands, except per share data)
NET SALES                                     $1,043,880         $892,438         $546,045         $478,479

COST AND EXPENSES:
Cost of sales                                    974,496          834,087          506,323          444,239
Selling and administrative                        43,023           37,952           22,199           19,047
Depreciation and amortization                     15,027           12,370            7,527            6,215
                                              -----------      -----------      -----------      -----------
                                               1,032,546          884,409          536,049          469,501
                                              -----------      -----------      -----------      -----------

OPERATING PROFIT                                  11,334            8,029            9,996            8,978

OTHER INCOME (EXPENSE):
  Interest income                                  1,122              431              562              202
  Other expense - net                             (1,868)          (1,860)            (852)          (1,115)
  Foreign exchange loss - net                       (260)             (70)             (98)             (94)
  Interest expense                                  (954)            (880)            (442)            (423)
                                              -----------      -----------      -----------      -----------

Income from continuing operations before
 minority interest and income taxes                9,374            5,650            9,166            7,548
Minority interest                                 (3,253)               -           (1,759)               -
                                              -----------      -----------      -----------      -----------

Income before income taxes                         6,121            5,650            7,407            7,548
Income tax provision                              (2,402)          (2,195)          (2,880)          (2,940)
                                              -----------      -----------      -----------      -----------
Income from continuing operations                  3,719            3,455            4,527            4,608

Discontinued operations-
  sale of real estate, net of taxes                    -            9,520                -            9,520
                                              -----------      -----------      -----------      -----------

NET INCOME                                        $3,719          $12,975           $4,527          $14,128
                                              ===========      ===========      ===========      ===========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)--Continued

                                                      Six Months Ended                Three Months Ended
                                                      -----------------               ------------------
                                                  May 1,           May 2,           May 1,           May 2,
                                                   2005            2004(a)           2005            2004(a)
                                                 --------         --------         --------         --------
                                                                 (Restated)                        (Restated)


                                                                        Per Share Data
                                                                        --------------
Basic:
  Income from continuing operations                $0.24            $0.23            $0.30            $0.31
  Discontinued operations-sale of real estate                        0.62                              0.62
                                              -----------      -----------      -----------      -----------
  Net income                                       $0.24            $0.85            $0.30            $0.93
                                              ===========      ===========      ===========      ===========
Weighted average number of shares                 15,307           15,223           15,324           15,224
                                              ===========      ===========      ===========      ===========

Diluted:
  Income from continuing operations                $0.24            $0.23            $0.29            $0.30
  Discontinued operations-sale of real estate                        0.62                              0.62
                                              -----------      -----------      -----------      -----------
  Net income                                       $0.24            $0.85            $0.29            $0.92
                                              ===========      ===========      ===========      ===========
Weighted average number of shares                 15,444           15,313           15,446           15,336
                                              ===========      ===========      ===========      ===========

(a) As reported, the Company has restated its previously issued financial statements for fiscal years 2000 through the second quarter of fiscal 2004 as a result of inappropriate application of accounting principles for revenue recognition by its telephone directory publishing operation in Uruguay. The restatement involved only the timing of when certain advertising revenue and related costs and expenses are recognized, and the cumulative results of the Company did not change. Accordingly, sales have been increased by $2.5 million and $1.2 million and the net income has been increased by $0.7 million and $0.4 million, or $0.05 per share and $0.03 per share, for the six and three months ended May 2, 2004.

     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                          May 1,     October 31,
                                                           2005        2004(a)
                                                         --------    -----------
                                                             (In thousands,
ASSETS                                                     except share data)
CURRENT ASSETS
  Cash and cash equivalents including restricted cash
   of $26,421 (2005) and $43,722 (2004)                  $88,614        $88,031
  Short-term investments                                   3,900          4,248
  Trade accounts receivable less allowances of $9,798
   (2005) and $10,210 (2004)                             391,868        409,130
  Inventories                                             32,660         32,676
  Recoverable income taxes                                 2,683              -
  Deferred income taxes                                    9,660          9,385
  Prepaid expenses and other assets                       19,069         14,847
                                                       ----------     ----------
TOTAL CURRENT ASSETS                                     548,454        558,317

Investment in securities                                      90            100
Property, plant and equipment-net                         81,362         85,038
Deposits and other assets                                  2,071          1,439
Goodwill                                                  29,144         29,144
Intangible assets-net of accumulated amortization of
 $839 (2005) and $288 (2004)                              15,447         15,998
                                                       ----------     ----------

TOTAL ASSETS                                            $676,568       $690,036
                                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks                                  $4,007         $7,955
  Current portion of long-term debt                        2,330            399
  Accounts payable                                       180,541        192,163
  Accrued wages and commissions                           51,500         54,200
  Accrued taxes other than income taxes                   19,304         17,729
  Other accruals                                          31,913         36,036
  Deferred income and other liabilities                   37,651         36,909
  Income tax payable                                                      4,270
                                                       ----------     ----------
TOTAL CURRENT LIABILITIES                                327,246        349,661

Accrued insurance                                          4,478             86
Long-term debt                                            13,518         15,588
Deferred income taxes                                     10,721         11,764

Minority interest                                         39,673         36,420

STOCKHOLDERS' EQUITY

  Preferred stock, par value $1.00; Authorized--500,000
   shares; issued--none
  Common stock, par value $.10; Authorized--30,000,000
   shares; issued-- 15,323,955 shares (2005) and
   15,282,625 shares (2004)                                1,532          1,528
  Paid-in capital                                         43,382         42,453
  Retained earnings                                      236,433        232,714
  Accumulated other comprehensive loss                      (415)          (178)
                                                       ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                               280,932        276,517
                                                       ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $676,568       $690,036
                                                       ==========     ==========


(a) The balance sheet at October 31, 2004 has been derived from the audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                            Six Months Ended
                                                            ----------------
                                                          May 1,         May 2,
                                                           2005           2004
                                                         --------       --------
                                                                      (Restated)
                                                             (In thousands)

CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income                                                $3,719        $12,975
Adjustments to reconcile net income to cash provided by
 (applied to) operating activities:
    Minority interest                                      3,253              -
    Income from discontinued operations-sale of real
     estate                                                    -         (9,520)
    Depreciation and amortization                         15,027         12,370
    Accounts receivable provisions                         1,902          1,815
    Loss (gain) on foreign currency translation               40            (13)
    Deferred income tax benefit                           (1,215)           (96)
    Loss (gain) on disposition of fixed assets                85           (114)
  Changes in operating assets and liabilities:
    Accounts receivable                                    5,903        (35,222)
    Securitization of accounts receivable                 10,000        (20,000)
    Inventories                                               16          5,850
    Prepaid expenses and other current assets             (4,117)        (1,490)
    Other assets                                            (631)           794
    Accounts payable                                     (11,996)        14,382
    Accrued expenses                                        (949)        13,356
    Deferred income and other liabilities                    601          3,211
    Income taxes payable                                  (6,953)           750
                                                       ----------     ----------

NET CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES    14,685           (952)
                                                       ----------     ----------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--CONTINUED

                                                            Six Months Ended
                                                            ----------------
                                                          May 1,         May 2,
                                                           2005           2004
                                                         --------       --------
                                                                      (Restated)
                                                             (In thousands)

CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                        $814           $916
Purchases of investments                                    (413)          (881)
Proceeds from disposals of property, plant and equipment     673            147
Proceeds from sale of real estate (discontinued
 operations)                                                   -         18,500
Purchases of property, plant and equipment               (11,559)       (16,822)
                                                       ----------     ----------
NET CASH (APPLIED TO) PROVIDED BY INVESTING ACTIVITIES   (10,485)         1,860
                                                       ----------     ----------

CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                   (195)          (182)
Exercise of stock options                                    933            100
Decrease in notes payable to bank                         (4,135)          (158)
                                                       ----------     ----------
NET CASH APPLIED TO FINANCING ACTIVITIES                  (3,397)          (240)
                                                       ----------     ----------

Effect of exchange rate changes on cash                     (220)           194
                                                       ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    583            862

Cash and cash equivalents, including restricted cash,
 beginning of period                                      88,031         62,057
                                                       ----------     ----------

CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH
 END OF PERIOD                                           $88,614        $62,919
                                                       ==========     ==========

SUPPLEMENTAL INFORMATION
  Cash paid during the period:
    Interest expense                                      $1,108           $883
    Income taxes                                         $10,417         $1,700


     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at May 1, 2005 and consolidated results of operations for the six and three months ended May 1, 2005 and May 2, 2004 and consolidated cash flows for the six months ended May 1, 2005 and May 2, 2004.

As reported, the Company has restated its previously issued financial statements for fiscal years 2000 through the second quarter of fiscal 2004 as a result of inappropriate application of accounting principles for revenue recognition by its telephone directory publishing operation in Uruguay. The operation in Uruguay printed its Montevideo directory each year during the October - November time frame, and the Company has determined that revenue should have been recognized based upon the distribution of the directories. The restatement involves only the timing of when certain advertising revenue and related costs and expenses are recognized, and the cumulative results of the Company do not change. All prior year information included in these financial statements has been restated to reflect the corrected information.

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

                                                      Six Months Ended                Three Months Ended
                                                      -----------------               ------------------
                                                  May 1,           May 2,           May 1,           May 2,
                                                   2005             2004             2005             2004
                                                 --------         --------         --------         --------
                                                                 (Restated)                        (Restated)
                                                         (Dollars in thousands, except per share data)
Net income as reported                            $3,719          $12,975           $4,527          $14,128
Pro forma compensation expense, net of taxes         (56)             (71)             (25)             (32)
                                                 --------         --------         --------         --------
Pro forma net income                              $3,663          $12,904           $4,502          $14,096
                                                 ========         ========         ========         ========

Pro forma income per share
    Basic                                          $0.24            $0.85            $0.29            $0.93
                                                 ========         ========         ========         ========
    Diluted                                        $0.24            $0.84            $0.29            $0.92
                                                 ========         ========         ========         ========

The fair value of each option grant is estimated using the Multiple Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in fiscal 2004: risk-free interest rates of 2.5%; expected volatility of .51; an expected life of the options of five years; and no dividends. The weighted-average fair value of stock options granted during fiscal 2004 was $11.49. There were no options granted in fiscal 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED

Note A--Basis of Presentation--Continued

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," which replaces the superseded SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement requires that all entities apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and suppliers when the entity acquires goods or services. The provisions of this Statement are required to be adopted by the Company beginning October 31, 2005. The Company is currently assessing the impact that the adoption will have on the Company's consolidated financial position and results of operations.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 31, 2004. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

Note B--Securitization Program

In April 2005, the Company amended its $150.0 million accounts receivable securitization program ("Securitization Program") to provide that the expiration date be extended from April 2006 to April 2007. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $150.0 million). The Company retains the servicing responsibility for the accounts receivable. At May 1, 2005, TRFCO had purchased from Volt Funding a participation interest of $80.0 million out of a pool of approximately $256.4 million of receivables.

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

The Company incurred charges, related to the Securitization Program, of $1.3 million and $0.8 million in the six and three months ended May 1, 2005, respectively, compared to $0.9 million and $0.6 million in the six and three months ended May 2, 2004 respectively, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program were 4.1% per annum and 2.9% per annum in the six-month 2005 and 2004 fiscal periods, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated that the retained interest in receivables approximated fair values.

At May 1, 2005 and October 31, 2004, the Company's carrying retained interest in a revolving pool of receivables was approximately $175.8 million and $178.2 million, respectively, net of a service fee liability, out of a total pool of approximately $256.4 million and $248.7 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $80.0 million and $70.0 million at May 1, 2005 and October 31, 2004, respectively. Accordingly, the trade accounts receivable included on the May 1, 2005 and October 31, 2004 balance sheets have been reduced to reflect the participation interest sold of $80.0 million and $70.0 million, respectively.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof, from a nationally recognized rating organization. At May 1, 2005, the Company was in compliance with all requirements of the Securitization Program.

Note C--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:

                                                       May 1,       October 31,
                                                        2005           2004
                                                     -----------    -----------
                                                        (Dollars in thousands)

Telephone Directory                                     $11,473        $11,313
Telecommunications Services                              15,963         14,505
Computer Systems                                          5,224          6,858
                                                     -----------    -----------
Total                                                   $32,660        $32,676
                                                     ===========    ===========

The cumulative amounts billed under service contracts at May 1, 2005 and October 31, 2004 of $18.0 million and $13.9 million, respectively, are credited against the related costs in inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED

NOTE D--Short-Term Borrowings

In April 2005, the Company amended its secured, syndicated, revolving credit agreement ("Credit Agreement") which was to expire in April 2005, to, among other things, extend the term for three years to April 2008 and increase the line from $30.0 million to $40.0 million. In July 2004, this program was amended to release Volt Delta Resources, LLC ("Volt Delta") as a guarantor and collateral grantor under the Credit Agreement due to the previously announced agreement between Volt Delta and Nortel Networks Inc. ("Nortel Networks"). At May 1, 2005, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit up to an aggregate of $51.7 million, including $40.0 million under the Credit Agreement.

The Credit Agreement established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent for the secured Credit Facility is JPMorgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo Bank, N.A., Lloyds TSB Bank PLC and Bank of America, N.A..

Borrowings  under the Credit  Facility  are to bear  interest  at  various  rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined.  Additionally,  interest  and the  facility  fees can be  increased  or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. As amended, in lieu of the previous borrowing base formulation, the Credit Agreement now requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at May 1, 2005, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 4.0% per annum. At May 1, 2005, the facility fee was 0.3% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock repurchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At May 1, 2005, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Under the new amendment, five subsidiaries of the Company remain as guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At May 1, 2005, four of those guarantors have pledged approximately $42.7 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED

NOTE D--Short-Term Borrowings--Continued

At May 1, 2005, the Company had total outstanding foreign currency bank borrowings of $4.0 million, none of which were under the Credit Agreement. These bank borrowings provide a hedge against devaluation in foreign currency denominated assets.

NOTE E--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:
                                               May 1,       October 31,
                                                2005           2004
                                             -----------    -----------
                                                (Dollars in thousands)

8.2% term loan (a)                              $13,934        $14,130
Payable to Nortel Networks (b)                    1,914          1,857
                                             -----------    -----------
                                                 15,848         15,987
Less amounts due within one year                  2,330            399
                                             -----------    -----------
Total long-term debt                            $13,518        $15,588
                                             ===========    ===========

(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $13.9 million at May 1, 2005. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at May 1, 2005 of $10.3 million. The obligation is guaranteed by the Company.

(b) Represents the present value of a $2.0 million payment due to Nortel Networks in February 2006, discounted at 6% per annum, as required in an agreement closed on August 2, 2004.

NOTE F--Stockholders' Equity

Changes in the major components of stockholders' equity for the six months ended May 1, 2005 are as follows:

                                              Common       Paid-In      Retained
                                               Stock       Capital      Earnings
                                           ---------     ---------     ---------
                                                       (In thousands)

Balance at October 31, 2004                  $1,528       $42,453      $232,714
Stock options exercised - 41,330 shares           4           929             -
Net income for the six months                     -             -         3,719
                                           ---------     ---------     ---------
Balance at May 1, 2005                       $1,532       $43,382      $236,433
                                           =========     =========     =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED

NOTE F--Stockholders' Equity--Continued

Another component of stockholders' equity, the accumulated other comprehensive loss, consists of cumulative unrealized foreign currency translation losses, net of taxes, of $445,000 and $214,000 at May 1, 2005 and October 31, 2004,
respectively, and an unrealized gain, net of taxes, of $30,000 and $36,000 in marketable securities at May 1, 2005 and October 31, 2004, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive loss as follows:

                                                          Six Months Ended                Three Months Ended
                                                          -----------------               ------------------
                                                      May 1,           May 2,           May 1,           May 2,
                                                       2005             2004             2005             2004
                                                     --------         --------         --------         --------
                                                                     (Restated)                        (Restated)
                                                                            (In thousands)
Net income                                            $3,719          $12,975           $4,527          $14,128
Foreign currency translation adjustments-net            (231)             (81)            (117)            (121)
Unrealized (loss) gain on marketable securities-net       (6)               2              (25)              17
                                                     --------         --------         --------         --------
Total comprehensive income                            $3,482          $12,896           $4,385          $14,024
                                                     ========         ========         ========         ========

NOTE G--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                          Six Months Ended                Three Months Ended
                                                          -----------------               ------------------
                                                      May 1,           May 2,           May 1,           May 2,
                                                       2005             2004             2005             2004
                                                 ------------     ------------     ------------     ------------
Denominator for basic earnings per share
    Weighted average number of shares             15,307,380       15,222,586       15,323,593       15,223,545

Effect of dilutive securities:
    Employee stock options                           136,676           90,578          122,704          112,259
                                                 ------------     ------------     ------------     ------------

Denominator for diluted earnings per share:
    Adjusted weighted average number of shares    15,444,056       15,313,164       15,446,297       15,335,804
                                                 ============     ============     ============     ============

Options to purchase 45,250 and 102,050 shares of the Company's common stock were outstanding at May 1, 2005 and May 2, 2004, respectively but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED

NOTE H--Segment Disclosures

Financial  data  concerning  the Company's  sales and segment  operating  profit
(loss) by reportable operating segment for the six and three months ended May 1, 2005 and May 2, 2004, included on page 28 of this Report, is an integral part of these condensed consolidated financial statements. During the six months ended May 1, 2005, consolidated assets decreased by $13.5 million primarily due to an increase in the use of the Company's Securitization Program.

NOTE I--Derivative Financial Instruments, Hedging and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts, foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At May 1, 2005, the Company had outstanding foreign currency option and forward contracts in the aggregate notional amount equivalent to $5.5 million, which approximated its net investment in foreign operations and is accounted for as a hedge under SFAS No. 52, "Foreign Currency Translation."

Included in cash and cash equivalents at May 1, 2005 and October 31, 2004 were approximately $26.4 million and $43.7 million, respectively, restricted to cover obligations that were reflected in accounts payable at such dates. These amounts primarily relate to contracts with customers in which the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.

NOTE J--Acquisition and Sales of Businesses and Subsidiaries

On August 2, 2004, Volt Delta, a wholly-owned subsidiary of the Company, closed a Contribution Agreement (the "Contribution Agreement") with Nortel Networks under which Nortel Networks contributed certain of the assets (consisting principally of a customer base and contracts, intellectual property and inventory) and certain specified liabilities of its directory and operator services ("DOS") business to Volt Delta in exchange for a 24% minority equity interest in Volt Delta. Together with its subsidiaries, Volt Delta is reported as the Company's Computer Systems segment. Volt Delta is using the assets acquired from Nortel Networks to enhance the operation of its DOS business. The acquisition enables Volt Delta to provide the newly combined customer base with new solutions, an expanded suite of products, content and enhanced services. As a result of this transaction, approximately 155 DOS business employees in North America joined VoltDelta.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED

NOTE J--Acquisition and Sales of Businesses and Subsidiaries--Continued

Also, on August 2, 2004, the Company and certain subsidiaries entered into a Members' Agreement (the "Members' Agreement") with Nortel Networks which defined the management of Volt Delta and the respective rights and obligations of the equity owners thereof. The Members' Agreement provides that commencing two years from the date thereof, Nortel Networks may exercise a put option or Volt Delta may exercise a call option, in each case to affect the purchase by Volt Delta of Nortel Networks' minority interest in Volt Delta ("Contingent Liability"). If either party exercises its option between the second and third year from the date of the Members' Agreement, the price paid to Nortel Networks for its 24% minority equity interest will be the product of the revenue of Volt Delta for the twelve-month period ended as of the fiscal quarter immediately preceding the date of option exercise (the "Volt Delta Revenue Base") multiplied by 70% of the enterprise value-to-revenue formula index of specified comparable companies (which index shall not exceed 1.8), times Nortel Networks' ownership interest in Volt Delta (the amount so calculated would not exceed 30.24% of the Volt Delta Revenue Base), with a minimum payment of $25.0 million and a maximum payment of $70.0 million. Based on the pro forma financial results of Volt Delta for the year ended May 1, 2005, the Contingent Liability for this put/call would be $49.5 million at May 1, 2005. If the option is exercised after three years from the date of the Members' Agreement, the price paid will be a mutually agreed upon amount.

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

                     Preliminary Purchase Allocation
           Fair Value of Assets Acquired and Liabilities Assumed
           -----------------------------------------------------

                            (In thousands)

Cash                                          $3,491
Inventories                                    1,551
Deposit and other assets                         404
Goodwill                                      20,162
Intangible assets                             15,900
                                              ------
    Total assets                             $41,508
                                             =======

Accrued wages and commissions                   $700
Other accrued expenses                         2,189
Other liabilities                              2,791
Long-term debt                                 1,828
Minority interest                             34,000
                                              ------
    Total liabilities                        $41,508
                                             =======

The intangible assets represent the fair value of customer relationships ($15.1 million) and product technology ($0.8 million), and are being amortized over 16 years and 10 years, respectively. Since the members' interests in Volt Delta are treated as partnership interests, the tax deduction for amortization will not commence until the Contingent Liability is final and determined.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--CONTINUED

NOTE K--Goodwill and Intangibles

Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to annual testing using fair value methodology. An impairment charge is recognized for the amount, if any, by which the carrying value of an indefinite-life intangible asset exceeds its fair value. The test for goodwill, which is performed in the Company's second fiscal quarter, primarily uses comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the goodwill and the reporting units measured.

The following table represents the balance of intangible assets subject to amortization:

                                               May 1,       October 31,
                                                2005           2004
                                             -----------    -----------
                                                (Dollars in thousands)

Intangible assets                               $16,286        $16,286
Accumulated amortization                           (839)          (288)
                                             -----------    -----------
Net Carrying Value                              $15,447        $15,998
                                             ===========    ===========


Note L--Primary Insurance Casualty Program

The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premium are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. At May 1, 2005 and October 31, 2004, the Company's liability for the outstanding plan years was $3.0 and $8.3 million, respectively.

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

The demand for the Company's services in all segments is dependent upon general economic conditions. Accordingly, the Company's business tends to suffer during economic downturns. In addition, in the past few years major United States companies, many of which are customers of the Company, have increasingly outsourced business to foreign countries with lower labor rates, less costly employee benefit requirements and fewer regulations than the United States. There could be an adverse effect on the Company if customers and potential customers continue to move manufacturing and servicing operations off-shore, reducing their need for temporary workers within the United States. It is also important for the Company to diversify its pool of available temporary workers to offer greater support to the service sector of the economy and other businesses that have more difficulty in moving off-shore. In addition, the Company's other segments may be adversely affected if they are required to compete from the Company's United States based operations against competitors based in such other countries. Although the Company has begun to expand its operations to certain additional countries, in a limited manner and to serve existing customers in such countries, and has established subsidiaries in some foreign countries, there can be no assurance that this effort will be successful or that the Company can successfully compete with competitors based overseas or who have established foreign operations.

The Company's business is dependent upon the continued financial strength of its customers. Customers that experience economic downturns or other negative factors are less likely to use the Company's services.

In the staffing services segment, a weakened economy results in decreased demand for temporary and permanent personnel. When economic activity slows down, many of the Company's customers reduce their use of temporary workers before they reduce the number of their regular employees. There is less need for temporary workers by all potential customers, who are less inclined to add to their costs. Since employees are reluctant to risk changing employers, there are fewer openings and reduced activity in permanent placements as well. In addition, while in many fields there are ample applicants for available positions, variations in the rate of unemployment and higher wages sought by temporary workers in certain technical fields particularly characterized by labor

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Factors That May Affect Future Results --Continued
--------------------------------------

shortages, could affect the Company's ability to meet its customers' demands in these fields and the Company's profit margins. The segment has also experienced margin erosion caused by increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal. In addition, increased payroll and other taxes, some of which the Company is unable to pass on to customers, place pressure on margins.

Customer use of the Company's telecommunications services is similarly affected by a weakened economy in that some of the Company's customers reduce their use of outside services in order to provide work to their in-house departments and, in the aggregate, because of the current downturn in the telecommunications industry and continued overcapacity, there is less available work. In addition, the reduction in telecommunications companies' capital expenditure projects during the current economic climate has significantly reduced the segment's operating margins and minimal improvement can be expected until the telecommunications industry begins to increase its capital expenditures. Recent actions by major long-distance telephone companies regarding local residential service and consolidation in the telecommunications industry could also negatively impact both sales and margins of the segment. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base which has also increased competition for available work, pressuring pricing and gross margins throughout the segment. The continued delay in telecommunications companies' capital expenditure projects has significantly reduced the segment's revenue and resulted in continuing operating losses. Although there has been a modest increase in customer backlog, a return to material profitability will be difficult until the telecommunications industry begins to increase its capital expenditures.

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

NEW AND INCREASED GOVERNMENT REGULATION COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, ESPECIALLY ITS CONTINGENT STAFFING BUSINESS.

Certain of the Company's businesses are subject to licensing and regulation in many states and certain foreign jurisdictions. Although the Company has not had any difficulty complying with these requirements in the past, there can be no assurance that the Company will continue to be able to do so, or that the cost of compliance will not become material. Additionally, the jurisdictions in which the Company does or intends to do business may:


o create new or additional regulations that prohibit or restrict the types of services that the Company currently provides;

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

The Company's Staffing Services segment is in a very competitive industry with few significant barriers to entry. There are many temporary service firms in the United States and Europe, many with only one or a few offices that service only a small market. On the other hand, some of this segment's principal competitors are larger and have substantially greater financial resources than the Company and service the multinational accounts whose business the Company solicits. Accordingly, these competitors may be better able than the Company to attract and retain qualified personnel and may be able to offer their customers more favorable pricing terms than the Company. Furthermore, all of the staffing industry is subject to the fact that contingent workers are provided to customers and most customers are more protective of their full time workforce than contingent workers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Factors That May Affect Future Results --Continued
--------------------------------------

The results of the Company's Computer Systems segment are highly dependent on the volume of calls to this segment's customers which are processed by the segment under existing contracts, the segment's ability to continue to secure comprehensive listings from others at acceptable pricing, its ability to obtain additional customers for these services and its continued ability to sell products and services to new and existing customers. The volume of transactions with this segment's customers is subject to reduction as consumers utilize listings offered on the Internet. This segment's position in its market depends largely upon its reputation, quality of service and ability to develop, maintain and implement information systems on a cost competitive basis. Although Volt continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products can be successfully marketed.

The Company's Telecommunications Services segment faces substantial competition with respect to all of its telecommunications services from other suppliers and from in-house capabilities of present and potential customers. Since many of our customers provide the same type of services as the segment, the segment faces competition from its own customers and potential customers as well as from third parties. The telecommunications service segment performs much of its services outdoors, and its business can be adversely affected by the degree and effects of inclement weather. Some of this segment's significant competitors are larger and have substantially greater financial resources than the Company. There are relatively few significant barriers to entry into certain of the markets in which the segment operates, and many competitors are small, local companies that generally have lower overhead. The Company's ability to compete in this segment depends upon its reputation, technical capabilities, pricing, quality of service and ability to meet customer requirements in a timely manner. The Company believes that its competitive position in this segment is augmented by its ability to draw upon the expertise and resources of the Company's other segments.

THE COMPANY MUST CONTINUE TO SUCCESSFULLY INTEGRATE THE PURCHASED DIRECTORY AND OPERATOR SERVICES BUSINESS INTO THE COMPANY'S COMPUTER SYSTEMS SEGMENT

On August 2, 2004, Volt Delta Resources, LLC ("Volt Delta"), a wholly-owned subsidiary of the Company, acquired from Nortel Networks, Inc. ("Nortel Networks") certain of the assets (consisting principally of customer base and contracts, intellectual property and inventory) and certain specified liabilities of Nortel Networks directory and operator services ("DOS") business, in exchange for a 24% minority equity interest in Volt Delta. Together with its subsidiaries, Volt Delta is reported as the Company's Computer Systems segment. In addition to the factors described elsewhere herein, the Company's results in this segment are dependent upon the Company's ability to continue the successful integration of the acquisition into Volt Delta's business with minimal interference with the segment's business.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Factors That May Affect Future Results --Continued
--------------------------------------

While the Company was in compliance with all such requirements at the end of the fiscal quarter and believes it will remain in compliance through the next twelve months, there can be no assurance that will be the case or that waivers may not be required.

THE COMPANY'S PRINCIPAL SHAREHOLDERS OWN A SIGNIFICANT PERCENTAGE OF THE COMPANY AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER THE COMPANY AND THEIR INTERESTS MAY DIFFER FROM THOSE OF OTHER SHAREHOLDERS.

As of May 15, 2005, William Shaw, Jerome Shaw and members of their family own in excess of 47% of the Company's outstanding common stock. Accordingly, these shareholders are able to control the composition of the Company's board of directors and many other matters requiring shareholder approval and will continue to have significant influence over the Company's affairs. This concentration of ownership also could have the effect of delaying or preventing a change in control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of the Company.

THE COMPANY'S STOCK PRICE COULD BE EXTREMELY VOLATILE AND, AS A RESULT, INVESTORS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE THEY PAID FOR THEM.

Among the factors that could affect the Company's stock price are:

o limited float and a low average daily trading volume, notwithstanding that the Company's stock is traded on the New York Stock Exchange;

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

o    regulatory developments;

o    litigation;

o    general market conditions; and

o other domestic and international macroeconomic factors unrelated to the Company's performance.

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

Staffing Services:

     Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In the first six months of fiscal 2005, this revenue comprised approximately 76% of net consolidated sales.

     Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, and for certain contracts, sales are generated by the Company's Staffing Solutions Group's managed services operations. The Company receives an administrative fee for arranging for, billing for and collecting the billings related to other staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company's payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles in Emerging Issues Task Force

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies -- Continued
----------------------------

    ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In the first six months of fiscal 2005, this revenue comprised approximately 2% of net consolidated sales.

    Outsourced  Projects:  Sales  are  derived  from the  Company's  Information
    Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In the first six months of fiscal 2005, this revenue comprised approximately 6% of net consolidated sales.

    Shaw & Shaw: Sales of the Company's Shaw & Shaw subsidiary, which ceased operations in the second quarter of fiscal 2005, were generated when the Company provided professional employer organizational services ("PEO") to certain customers. Generally, the customers transferred their entire workforce or employees of specific departments or divisions to the Company, but the customers maintained control over the day-to-day job duties of the employees. In the first six months of fiscal 2005, this revenue comprised less than 1% of net consolidated sales, due to the Company's reporting of these revenues on a net basis.

Telephone Directory:

    Directory Publishing: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in the United States and Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and distributed. In the first six months of fiscal 2005, this revenue comprised approximately 2% of net consolidated sales.

    Ad Production and Other: Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance. In the first six months of fiscal 2005, this revenue comprised approximately 1% of net consolidated sales.

Telecommunications Services:

    Construction:  Sales are  derived  from the  Company  supplying  aerial  and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts," using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project. In the first six months of fiscal 2005, this revenue comprised approximately 4% of net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies -- Continued
----------------------------

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and if applicable, any completed units are delivered and accepted by the customer. In the first six months of fiscal 2005, this revenue comprised approximately 2% of net consolidated sales.

Computer Systems:

     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In the first six months of fiscal 2005, this revenue comprised approximately 5% of net consolidated sales.

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have the Company's systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as appropriate. In the first six months of fiscal 2005, this revenue comprised approximately 1% of net consolidated sales.

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in AICPA SOP 97-2, "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value. In the first six months of fiscal 2005, this revenue comprised approximately 1% of net consolidated sales.

The Company records provisions for estimated losses on contracts when losses become evident. Accumulated unbilled costs on contracts are carried in inventory at the lower of actual cost or estimated realizable value.

Allowance for Uncollectible Accounts - The establishment of an allowance requires the use of judgment and assumptions regarding potential losses on receivable balances. Allowances for accounts receivable are maintained based upon historical payment patterns, aging of accounts receivable and actual write-off history. The Company believes that its allowances are adequate; however, changes in the financial condition of customers could have an effect on the allowance balance required and a related charge or credit to earnings.

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

Long-Lived Assets - Property, plant and equipment are recorded at cost, and depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to depreciate the cost of the assets over their estimated useful lives. Intangible assets, other than goodwill, and property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

Capitalized Software - The Company's software technology personnel are involved in the development and acquisition of internal-use software to be used in its Enterprise Resource Planning system and software used in its operating segments, some of which are customer accessible. The Company accounts for the capitalization of software in accordance with AICPA SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent to the preliminary project planning and approval stage, all appropriate costs are capitalized until the point at which the software is ready for its intended use. Subsequent to the software being used in operations, the capitalized costs are transferred from costs-in-process to completed property, plant and equipment, and are accounted for as such. All post-implementation costs, such as maintenance, training and minor upgrades that do not result in additional functionality, are expensed as incurred.

Securitization Program - The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., was $80.0 million at May 1, 2005 and $70.0 million at October 31, 2004. Accordingly, the trade receivables included on the May 1, 2005 and October 31, 2004 balance sheets have been reduced to reflect the participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding Corp., a wholly owned special purpose subsidiary of the Company) for any of the sold receivables.

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

Medical Insurance Program - Beginning in April 2004, the Company became self-insured for the majority of its medical benefit programs. The Company remains insured for a portion of its medical program (primarily HMOs) as well as the entire dental program. The Company provides the self-insured medical benefits through an arrangement with a third party administrator. However, the liability for the self-insured benefits is limited by the purchase of stop loss insurance. Contributed and withheld funds and related liabilities for the self-insured program together with unpaid premiums for the insured programs, other than the current provision, are held in a 501(c)(9) employee welfare benefit trust and do not appear on the balance sheet of the Company. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected losses based on statistical analyses of historical data. The provision for future payments is initially adjusted by the enrollment levels in the various plans. Periodically, the resulting liabilities are monitored and will be adjusted as warranted by changing circumstances. Should the amount of claims occurring exceed what was estimated or medical costs increase beyond what was expected, liabilities might not be sufficient, and additional expense may be recorded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 1, 2005 COMPARED
TO THE SIX MONTHS ENDED MAY 2, 2004

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not indicative of the results which may be expected for any subsequent periods.

                                                          Six Months Ended                Three Months Ended
                                                          -----------------               ------------------
                                                      May 1,           May 2,           May 1,           May 2,
                                                       2005             2004             2005             2004
                                                 ------------     ------------     ------------     ------------
                                                                     (Restated)                        (Restated)
                                                                            (In thousands)
Net Sales:
----------
Staffing Services
   Staffing                                         $856,916         $739,914         $442,822         $397,238
   Managed Services                                  609,766          529,796          312,334          291,698
                                                 ------------     ------------     ------------     ------------
   Total Gross Sales                               1,466,682        1,269,710          755,156          688,936
   Less: Non-Recourse Managed Services              (593,485)        (516,416)        (302,292)        (283,283)
                                                 ------------     ------------     ------------     ------------
   Net Staffing Services                             873,197          753,294          452,864          405,653
Telephone Directory                                   33,073           32,682           17,369           16,833
Telecommunications Services                           63,139           63,404           37,935           33,508
Computer Systems                                      84,114           50,422           42,920           26,327
Elimination of inter-segment sales                    (9,643)          (7,364)          (5,043)          (3,842)
                                                 ------------     ------------     ------------     ------------

Total Net Sales                                   $1,043,880         $892,438         $546,045         $478,479
                                                 ============     ============     ============     ============

Segment Operating Profit (Loss):
-------------------------------
Staffing Services                                     $9,716          $10,958           $7,263           $9,567
Telephone Directory                                    4,608            4,594            2,501            1,995
Telecommunications Services                           (2,236)          (2,719)             193             (817)
Computer Systems                                      16,529           10,389            9,015            5,866
                                                 ------------     ------------     ------------     ------------
Total Segment Operating Profit                        28,617           23,222           18,972           16,611

General corporate expenses                           (17,283)         (15,193)          (8,976)          (7,633)
                                                 ------------     ------------     ------------     ------------
Total Operating Profit                                11,334            8,029            9,996            8,978

Interest income and other expense                       (746)          (1,429)            (290)            (913)
Foreign exchange loss-net                               (260)             (70)             (98)             (94)
Interest expense                                        (954)            (880)            (442)            (423)
                                                 ------------     ------------     ------------     ------------

Income from Continuing Operations Before Minority
 Interest and Income Taxes                            $9,374           $5,650           $9,166           $7,548
                                                 ============     ============     ============     ============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 1, 2005 COMPARED
TO THE SIX MONTHS ENDED MAY 2, 2004--Continued

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

          o Staffing Solutions fulfills IT and other technical, commercial and industrial placement requirements of its customers, on both a temporary and permanent basis, together with managed staffing services.

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

Numerous non-seasonal factors impacted sales and profits in the current six and three month periods. In the six months and the current quarter, the sales of the Staffing Services segment, in addition to the factors noted above, were positively impacted by a continued increase in the use of contingent technical staffing. Operating profits in both periods were lower than their comparable periods due to higher overhead costs incurred to enable the continuation of the growth in the Technical Placement division, including the higher margin VMC Consulting business. Although net sales in the Administrative and Industrial division in the six months and current quarter have increased from their comparable periods, the single digit growth in the second quarter was weaker than expected due to lower demand for clerical, administrative and industrial temporary staffing and permanent placements. Operating profits for the segment have decreased in the six months due to a slight decrease in gross margins and a growth in overhead costs. The operating profit decrease in the quarter was due to an increase in overhead of 0.6 percentage points in relation to sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 1, 2005 COMPARED
TO THE SIX MONTHS ENDED MAY 2, 2004--Continued

EXECUTIVE OVERVIEW--Continued
-----------------------------

The sales and operating results of the Telecommunications segment increased in the second quarter of fiscal 2005 compared to the comparable prior year quarter primarily due to a sales increase in the Construction and Engineering division, partially offset by a decline in the sales in Business Systems division and reduced segment margins. However, for the six months, sales have decreased slightly from the comparable period, although operating losses have declined, as the Company continues to carefully monitor the overhead within the segment in order to partially mitigate the effect of the reduced segment sales and margins.

For the six months and current quarter, the Computer Systems segment's sales and profits continue to be positively impacted by the increase in the segment's ASP directory assistance outsourcing business, in which there continues to be a substantial increase in transaction revenue, as well as revenue and operating profit from the business acquired from Nortel Networks.

The Company has, and will continue to focus on aggressively increasing its market share, while attempting to maintain margins in order to increase profits. All segments have emphasized cost containment measures, along with improved credit and collections procedures designed to improve the Company's cash flow.

The Company continues its effort to streamline its processes to manage the business and protect its assets through the continued deployment of its Six Sigma initiatives, upgrading its financial reporting systems, its compliance with the Sarbanes-Oxley Act, and the standardization and upgrading of IT redundancy and business continuity for corporate systems and communications networks. To the extent possible, the Company has been utilizing, and will continue to utilize, internal resources supplemented with temporary staff to comply with the Sarbanes-Oxley Act by the end of fiscal year 2005. To-date, outside costs of compliance with this Act, including software licenses, equipment, temporary staff, consultants and professional fees amounted to $1.0 million, and it is anticipated that a similar amount, excluding audit fees, will be expended in the remainder of calendar year 2005.

RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In the first six months of fiscal 2005, consolidated net sales increased by $151.4 million, or 17%, to $1.04 billion, from the comparable period in fiscal 2004. The primary increase in fiscal 2005 net sales resulted from increases in Staffing Services sales of $119.9 million and Computer Systems of $33.7 million.

Net income for the first six months of fiscal 2005 was $3.7 million compared to $13.0 million in the comparable 2004 period. The results of the 2004 period included a gain from discontinued operations from the sale of real estate of $9.5 million. The Company reported a pre-tax income from continuing operations before minority interest for the six months of fiscal 2005 of $9.4 million, compared to $5.7 million in the prior year's period.

The Company's operating segments reported an operating profit of $28.6 million in the six-month period of 2005, an increase of $5.4 million, or 23%, from the comparable 2004 period. Contributing to the increase was an increase in the operating profit of the Computer Systems segment of $6.1 million, a decrease in the operating loss of the Telecommunications Services segment of $0.5 million, partially offset by a decrease in the operating profit of the Staffing Services segment of $1.3 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 1, 2005 COMPARED
TO THE SIX MONTHS ENDED MAY 2, 2004--Continued

RESULTS OF OPERATIONS - SUMMARY--Continued
------------------------------------------

General corporate expenses increased by $2.1 million, or 14%, due to costs incurred to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communication networks, as well as salary and professional fee increases. In addition, the Company incurred costs related to compliance with the Sarbanes-Oxley Act.

RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------

                                                                Six Months Ended
                                                                ----------------
                                                    May 1, 2005               May 2, 2004
                                                    -----------               -----------
Staffing Services                                            % of                      % of       Favorable       Favorable
-----------------                                             Net                       Net   (Unfavorable)   (Unfavorable)
(Dollars in Millions)                          Dollars      Sales        Dollars      Sales        $ Change        % Change
                                               -------      -----        -------      -----        --------        --------
----------------------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)                          $856.9                    $739.9                    $117.0           15.8%
----------------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross) *                 $609.8                    $529.8                     $80.0           15.1%
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                     $873.2                    $753.3                    $119.9           15.9%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $131.3      15.0%         $114.8      15.2%          $16.5           14.4%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                        $121.6      13.9%         $103.8      13.8%         ($17.8)         (17.7%)
----------------------------------------------------------------------------------------------------------------------------
Operating Profit                                  $9.7       1.1%          $11.0       1.4%          ($1.3)         (11.3%)
----------------------------------------------------------------------------------------------------------------------------

    *Included in Sales (Gross) are billings for associate vendors which are substantially all excluded from Sales (Net).

The sales increase of the Staffing Services segment in the first six months of fiscal 2005 from the comparable fiscal 2004 period was due to increased staffing business in both the Technical Placement and the Administrative and Industrial divisions and in the VMC Consulting business of the Technical Placement division. The decrease in operating profit in the segment resulted from the decrease in gross margins and the higher overhead costs.

                                                                Six Months Ended
                                                                ----------------
                                                    May 1, 2005               May 2, 2004
Technical Placement                                 -----------               -----------
Division                                                     % of                      % of       Favorable       Favorable
--------                                                      Net                       Net   (Unfavorable)   (Unfavorable)
(Dollars in Millions)                          Dollars      Sales        Dollars      Sales        $ Change        % Change
                                               -------      -----        -------      -----        --------        --------
----------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                                 $1,123.3                    $962.7                    $160.6           16.7%
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                     $541.2                    $456.5                     $84.7           18.5%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     $89.7      16.6%          $76.5      16.8%          $13.2           17.2%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                         $75.1      13.9%          $61.5      13.5%         ($13.6)         (22.0%)
----------------------------------------------------------------------------------------------------------------------------
Operating Profit                                 $14.6       2.7%          $15.0       3.3%          ($0.4)          (2.5%)
----------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 1, 2005 COMPARED
TO THE SIX MONTHS ENDED MAY 2, 2004--Continued

STAFFING SERVICES --Continued
-----------------------------

The Technical Placement division's increase in gross sales in the first six months of fiscal 2005 from the comparable fiscal 2004 period was due to a 17% sales increase in traditional alternative staffing, a 12% increase in ProcureStaff volume due to new accounts and increased business from existing accounts, and a 26% increase in higher margin VMC Consulting project management and consulting sales. However, substantially all of the ProcureStaff billings are deducted in arriving at net sales due to the use of associate vendors who have contractually agreed to be paid only upon receipt by the Company of the customers' payment. The decrease in the operating profit was the result of the increase in overhead as a percentage of net sales and the decrease in gross margin percentage, partially offset by the increased sales. The increase in overhead was principally due to a 26% increase in indirect labor and related payroll costs incurred to sustain the growth of the division, including the VMC Consulting business.

                                                                Six Months Ended
                                                                ----------------
                                                    May 1, 2005               May 2, 2004
Administrative &                                    -----------               -----------
Industrial Division                                          % of                      % of       Favorable       Favorable
-------------------                                           Net                       Net   (Unfavorable)   (Unfavorable)
(Dollars in Millions)                          Dollars      Sales        Dollars      Sales        $ Change        % Change
                                               -------      -----        -------      -----        --------        --------
----------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                                   $343.4                    $307.0                     $36.4           11.9%
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                     $332.0                    $296.8                     $35.2           11.9%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     $41.6      12.5%          $38.3      12.9%           $3.3            8.8%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                         $46.5      14.0%          $42.3      14.3%          ($4.2)         (10.0%)
----------------------------------------------------------------------------------------------------------------------------
Operating Loss                                   ($4.9)     (1.5%)         ($4.0)     (1.4%)         ($0.9)         (21.3%)
----------------------------------------------------------------------------------------------------------------------------

The Administrative and Industrial division's increase in gross sales in the first six months of fiscal 2005 resulted from revenue from both new accounts and increased business from existing accounts. The increased operating loss was a result of the decreased gross margin percentage, partially offset by the decrease in overhead as a percentage of sales and the increased sales. The decrease in gross margin percentage was primarily due to higher payroll taxes.

Although the markets for the segment's services include a broad range of industries throughout the United States and Europe, general economic difficulties in specific geographic areas or industrial sectors have in the past and could, in the future, affect the profitability of the segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 1, 2005 COMPARED
TO THE SIX MONTHS ENDED MAY 2, 2004--Continued

TELEPHONE DIRECTORY
-------------------

                                                                Six Months Ended
                                                                ----------------
                                                    May 1, 2005               May 2, 2004
                                                    -----------               -----------
Telephone Directory                                          % of                      % of       Favorable       Favorable
-------------------                                           Net                       Net   (Unfavorable)   (Unfavorable)
(Dollars in Millions)                          Dollars      Sales        Dollars      Sales        $ Change        % Change
                                               -------      -----        -------      -----        --------        --------
----------------------------------------------------------------------------------------------------------------------------
                                                                       (Restated) (Restated)
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                      $33.1                     $32.7                      $0.4            1.2%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     $17.5      52.9%          $17.0      52.1%           $0.5            2.8%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                         $12.9      39.0%          $12.4      38.0%          ($0.5)          (3.8%)
----------------------------------------------------------------------------------------------------------------------------
Operating Profit                                  $4.6      13.9%           $4.6      14.1%           $0.0            0.3%
----------------------------------------------------------------------------------------------------------------------------

The major components of the Telephone Directory segment's sales increase for the first six months of fiscal 2005 compared to the comparable 2004 period were an increase of $2.1 million in systems revenue to $2.6 million, partially offset by a decrease of $1.7 million, or 5%, in publishing revenue. The increase in systems sales was due to an increase in the number of telephone directory systems sold during the period. The publishing revenue decrease was principally due to the community telephone directory operation of DataNational, as sales decreased by $0.4 million, or 2%, from the prior year, a decrease in the sales of the Uruguayan directory operation, as sales decreased by $0.6 million and the elimination of a directory publication sold in fiscal 2004. The DataNational and Uruguayan variances in revenue were due to the changes in the number of directories printed and delivered. The segment's operating profit remained the same as in the comparable period in fiscal 2004 as a result of the sales increase, the increase in gross margin percentage due to the increased margins on the directory systems sold, offset by lower margins recognized on the Uruguayan telephone directories published in the period, and the increase in overhead as a percentage of sales.

Other than the DataNational division, which accounted for 60% of the segment's fiscal 2005 first six months' sales, the segment's business is obtained through submission of competitive proposals for production and other contracts. These short and long-term contracts are re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, this segment's sales and profitability are highly dependent on advertising revenue for DataNational's directories, which could be affected by general economic conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 1, 2005 COMPARED
TO THE SIX MONTHS ENDED MAY 2, 2004--Continued

TELECOMMUNICATIONS SERVICES
---------------------------

                                                                Six Months Ended
                                                                ----------------
                                                    May 1, 2005               May 2, 2004
Telecommunications                                  -----------               -----------
Services                                                     % of                      % of       Favorable       Favorable
--------                                                      Net                       Net   (Unfavorable)   (Unfavorable)
(Dollars in Millions)                          Dollars      Sales        Dollars      Sales        $ Change        % Change
                                               -------      -----        -------      -----        --------        --------
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                      $63.1                     $63.4                     ($0.3)          (0.4%)
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     $12.4      19.7%          $15.1      23.9%          ($2.7)         (18.1%)
----------------------------------------------------------------------------------------------------------------------------
Overhead                                         $14.6      23.2%          $17.8      28.2%           $3.2           18.0%
----------------------------------------------------------------------------------------------------------------------------
Operating Loss                                   ($2.2)     (3.5%)         ($2.7)     (4.3%)          $0.5           17.8%
----------------------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales decrease in the first six months of fiscal 2005 over the comparable 2004 period was due to a 33% decrease in the sales of the Business Systems division, and a 31%, decrease in the sales of the Central Office division, partially offset by a 42% increase in the sales of the Construction and Engineering division resulting from customer acceptance of construction work accounted for using the completed-contract method. The decrease in the operating loss was due to the decrease in overhead as a percentage of sales (which included in the 2004 period, a previously reported $1.3 million charge in the six months of fiscal 2004 related to a domestic consulting contract for services), partially offset by the decrease in sales and the decrease in gross margin. The segment's decreased gross margin was primarily comprised of an 8.9 percentage point decrease in Business Systems, partially offset by a 2.9 percentage point increase in Central Office. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment. Recent actions by major long-distance telephone companies regarding local residential service have negatively impacted sales and continue to impact margins of the segment.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 1, 2005 COMPARED
TO THE SIX MONTHS ENDED MAY 2, 2004--Continued

COMPUTER SYSTEMS
----------------

                                                                Six Months Ended
                                                                ----------------
                                                    May 1, 2005               May 2, 2004
                                                    -----------               -----------
Computer Systems                                             % of                      % of       Favorable       Favorable
----------------                                              Net                       Net   (Unfavorable)   (Unfavorable)
(Dollars in Millions)                          Dollars      Sales        Dollars      Sales        $ Change        % Change
                                               -------      -----        -------      -----        --------        --------
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                      $84.1                     $50.4                     $33.7           66.8%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     $44.8      53.3%          $28.5      56.6%          $16.3           57.1%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                         $28.3      33.6%          $18.1      36.0%          $10.2           55.9%
----------------------------------------------------------------------------------------------------------------------------
Operating Profit                                 $16.5      19.7%          $10.4      20.6%           $6.1           59.1%
----------------------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in the first six months of fiscal 2005 over the comparable 2004 period was primarily due to improvements in the segment's operator services business, including ASP directory assistance, which reflected a 91% growth in sales during the quarter, a sales increase of 53% in DataServ's directory assistance services which are provided to non-telco enterprise customers, a 13% sales growth in the Maintech division's IT maintenance services, and a 245% increase in product revenue recognized. The sales increases noted above included $14.8 million of DOS Business acquired from Nortel Networks, which represented 18% of the segment's sales for the 2005 period. The growth in operating profit from the comparable 2004 period was the result of the increase in sales, the decrease in overhead as a percentage of sales, partially offset by the decrease in gross margin percentage.

Volt Delta, the entity which operates the Computer Systems segment, acquired certain assets and liabilities of the DOS Business of Nortel Networks on August 2, 2004 in exchange for a 24% equity interest in the segment. This acquisition permits Volt Delta to provide the newly combined customer base with new solutions and an expanded suite of products, content and enhanced services.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 1, 2005 COMPARED
TO THE SIX MONTHS ENDED MAY 2, 2004--Continued

RESULTS OF OPERATIONS -- OTHER
------------------------------

                                                                Six Months Ended
                                                                ----------------
                                                    May 1, 2005               May 2, 2004
                                                    -----------               -----------
Other                                                        % of                      % of       Favorable       Favorable
-----                                                         Net                       Net   (Unfavorable)   (Unfavorable)
(Dollars in Millions)                          Dollars      Sales        Dollars      Sales        $ Change        % Change
                                               -------      -----        -------      -----        --------        --------
----------------------------------------------------------------------------------------------------------------------------
Selling & Administrative *                       $43.0       4.1%          $38.0       4.3%          ($5.0)         (13.4%)
----------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                      $15.0       1.4%          $12.4       1.4%          ($2.6)         (21.5%)
----------------------------------------------------------------------------------------------------------------------------
Interest Income                                   $1.1       0.1%           $0.4         -            $0.7          160.3%
----------------------------------------------------------------------------------------------------------------------------
Other Expense                                    ($1.9)      0.2%          ($1.9)      0.2%             -             0.4%
----------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Loss                            ($0.3)        -           ($0.1)        -           ($0.2)        (271.4%)
----------------------------------------------------------------------------------------------------------------------------
Interest Expense                                 ($1.0)      0.1%          ($0.9)      0.1%          ($0.1)          (8.4%)
----------------------------------------------------------------------------------------------------------------------------

      * The first six months of fiscal 2004 amount has been restated

Other items, discussed on a consolidated basis, affecting the results of operations for the fiscal periods were:

The increase in selling and administrative expenses in the first six months of fiscal 2005 from the comparable 2004 quarter was a result of increased selling expenses to support the increased sales levels throughout the Company, in addition to increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks. In addition, the Company incurred increased salaries, professional fees and costs related to compliance with the Sarbanes-Oxley Act.

The increase in depreciation and amortization for the first six months of fiscal 2005 from the comparable 2004 quarter was attributable to increases in fixed assets, primarily in the Computer Systems and Staffing Services segments.

Interest income increased due to higher interest rates together with additional funds available for investment.

Other expense in both fiscal years is primarily the charges related to the Company's Securitization Program as well as sundry expenses.

The Company's effective tax rate on its financial reporting pre-tax income from continuing operations was 39.2% in the first six months of 2005 compared to 38.8% in 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 1, 2005 COMPARED
TO THE THREE MONTHS ENDED MAY 2, 2004--Continued

RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In the second quarter of fiscal 2005, consolidated net sales increased by $67.6 million, or 14%, to $546.0 million, from the comparable period in fiscal 2004. The primary increase in fiscal 2005 net sales resulted from increases in Staffing Services sales of $47.2 million, Computer Systems of $16.6 million and Telecommunications Services of $4.4 million.

Net income for the second quarter of fiscal 2005 was $4.5 million compared to $14.1 million in the comparable 2004 second quarter. The consolidated results for the second quarter of fiscal 2004 included income from discontinued operations of $9.5 million (net of taxes of $4.6 million) from the sale of a facility previously leased to the Company's 59% owned subsidiary, Autologic International, Inc. The Company reported a pre-tax income from continuing operations before minority interest for the second quarter of fiscal 2005 of $9.2 million, compared to $7.5 million in the prior year's second quarter.

The Company's operating segments reported an operating profit of $19.0 million in the fiscal 2005 quarter, an increase of $2.4 million, or 14%, from the comparable 2004 quarter. Contributing to the increase were increases in the operating profit of the Computer Systems segment of $3.1 million and the Telephone Directory segment of $0.5 million and an improvement in the Telecommunications Services segment of $1.0 million, partially offset by a decrease in the operating profit of the Staffing Services segment of $2.3 million.

General corporate expenses increased by $1.3 million, or 18%, due to costs incurred to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communication networks, as well as salary and professional fee increases. In addition, the Company incurred costs related to compliance with the Sarbanes-Oxley Act.

RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------

                                                              Three Months Ended
                                                              ------------------
                                                    May 1, 2005               May 2, 2004
                                                    -----------               -----------
Staffing Services                                            % of                      % of       Favorable       Favorable
-----------------                                             Net                       Net   (Unfavorable)   (Unfavorable)
(Dollars in Millions)                          Dollars      Sales        Dollars      Sales        $ Change        % Change
                                               -------      -----        -------      -----        --------        --------
----------------------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)                          $442.8                    $397.2                     $45.6           11.5%
----------------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross) *                 $312.3                    $291.7                     $20.6            7.1%
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                     $452.9                    $405.7                     $47.2           11.6%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     $69.7      15.4%          $63.3      15.6%           $6.4           10.1%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                         $62.4      13.8%          $53.7      13.2%          ($8.7)         (16.2%)
----------------------------------------------------------------------------------------------------------------------------
Operating Profit                                  $7.3       1.6%           $9.6       2.4%          ($2.3)         (24.1%)
----------------------------------------------------------------------------------------------------------------------------

    *Included in Sales (Gross) are billings for associate vendors which are substantially all excluded from Sales (Net).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 1, 2005 COMPARED
TO THE THREE MONTHS ENDED MAY 2, 2004--Continued

RESULTS OF OPERATIONS - BY SEGMENT --Continued
----------------------------------------------

STAFFING SERVICES--Continued
----------------------------

The sales increase of the Staffing Services segment in the fiscal 2005 second quarter from the comparable fiscal 2004 quarter was due to increased staffing business in both the Technical Placement and the Administrative and Industrial divisions and in the VMC Consulting business of the Technical Placement division. The decrease in operating profit in the segment resulted from the decrease in gross margins and the higher overhead costs.

                                                              Three Months Ended
                                                              ------------------
                                                    May 1, 2005               May 2, 2004
Technical Placement                                 -----------               -----------
Division                                                     % of                      % of       Favorable       Favorable
--------                                                      Net                       Net   (Unfavorable)   (Unfavorable)
(Dollars in Millions)                          Dollars      Sales        Dollars      Sales        $ Change        % Change
                                               -------      -----        -------      -----        --------        --------
----------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                                   $580.0                    $524.5                     $55.5           10.6%
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                     $283.3                    $247.3                     $36.0           14.6%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     $48.2      17.0%          $42.8      17.3%           $5.4           12.7%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                         $39.0      13.8%          $32.0      13.0%          ($7.0)         (21.7%)
----------------------------------------------------------------------------------------------------------------------------
Operating Profit                                  $9.2       3.2%          $10.8       4.3%          ($1.6)         (14.4%)
----------------------------------------------------------------------------------------------------------------------------

The Technical Placement division's increase in gross sales in the second quarter of fiscal 2005 from the comparable fiscal 2004 quarter was due to an 13% sales increase in traditional alternative staffing, a 4% increase in ProcureStaff volume due to new accounts and increased business from existing accounts, and a 24% increase in higher margin VMC Consulting project management and consulting sales. However, substantially all of the ProcureStaff billings are deducted in arriving at net sales due to the use of associate vendors who have contractually agreed to be paid only upon receipt by the Company of the customers' payment. The decrease in the operating profit was the result of the increase in overhead as a percentage of sales, the reduction in gross margin percentage, partially offset by the increased sales. The increase in overhead was principally due to a 26% increase in indirect labor and related payroll costs incurred to sustain the growth of the division, including the VMC Consulting business.

                                                              Three Months Ended
                                                              ------------------
                                                    May 1, 2005               May 2, 2004
Administrative &                                    -----------               -----------
Industrial Division                                          % of                      % of       Favorable       Favorable
-------------------                                           Net                       Net   (Unfavorable)   (Unfavorable)
(Dollars in Millions)                          Dollars      Sales        Dollars      Sales        $ Change        % Change
                                               -------      -----        -------      -----        --------        --------
----------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                                   $175.1                    $164.4                     $10.7            6.6%
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                     $169.6                    $158.4                     $11.2            7.1%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     $21.5      12.7%          $20.5      13.0%           $1.0            4.9%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                         $23.4      13.8%          $21.7      13.7%          ($1.7)          (8.1%)
----------------------------------------------------------------------------------------------------------------------------
Operating Loss                                   ($1.9)     (1.1%)         ($1.2)     (0.7%)         ($0.7)         (65.5%)
----------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 1, 2005 COMPARED
TO THE THREE MONTHS ENDED MAY 2, 2004--Continued

STAFFING SERVICES --Continued
-----------------------------

The Administrative and Industrial division's increase in gross sales in the second quarter of fiscal 2005 compared to the fiscal 2004 second quarter resulted from both revenue from new accounts and increased business from existing accounts. The increase in the operating loss was due to the reduced gross margins, the increase in overhead as a percentage of sales, partially offset by the increase in sales. The decrease in gross margin was due to higher payroll taxes.

TELEPHONE DIRECTORY
-------------------

                                                              Three Months Ended
                                                              ------------------
                                                    May 1, 2005               May 2, 2004
                                                    -----------               -----------
Telephone Directory                                          % of                      % of       Favorable       Favorable
-------------------                                           Net                       Net   (Unfavorable)   (Unfavorable)
(Dollars in Millions)                          Dollars      Sales        Dollars      Sales        $ Change        % Change
                                               -------      -----        -------      -----        --------        --------
----------------------------------------------------------------------------------------------------------------------------
                                                                       (Restated) (Restated)
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                      $17.4                     $16.8                      $0.6            3.2%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                      $9.2      52.8%           $8.1      48.1%           $1.1           13.4%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                          $6.7      38.4%           $6.1      36.2%          ($0.6)          (9.6%)
----------------------------------------------------------------------------------------------------------------------------
Operating Profit                                  $2.5      14.4%           $2.0      11.9%           $0.5           25.4%
----------------------------------------------------------------------------------------------------------------------------

The major components of the Telephone Directory segment's sales increase for the second quarter of fiscal 2005 compared to the comparable 2004 quarter were increases of $0.7 million in telephone directory systems sold in the quarter to $1.0 million and $0.6 million or 7%, in the community telephone directory operation of DataNational, partially offset by a decrease of $0.3 million, or 21%, in the Uruguayan telephone directory publishing revenue and the elimination of a directory publication sold in fiscal 2004. The DataNational and Uruguayan variances in revenue were due to changes in the number of directories printed and delivered. The segment's increased operating profit was the result of the sales increase, the increase in gross margin percentage, primarily due to the high margin system sales and the mix of directories published by DataNational in the period, partially offset by the increase in overhead.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 1, 2005 COMPARED
TO THE THREE MONTHS ENDED MAY 2, 2004--Continued

TELECOMMUNICATIONS SERVICES
---------------------------

                                                              Three Months Ended
                                                              ------------------
                                                    May 1, 2005               May 2, 2004
                                                    -----------               -----------
Telecommunications                                           % of                      % of       Favorable       Favorable
------------------                                            Net                       Net   (Unfavorable)   (Unfavorable)
(Dollars in Millions)                          Dollars      Sales        Dollars      Sales        $ Change        % Change
                                               -------      -----        -------      -----        --------        --------
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                      $37.9                     $33.5                      $4.4           13.2%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                      $7.9      20.9%           $8.0      23.9%          ($0.1)          (0.8%)
----------------------------------------------------------------------------------------------------------------------------
Overhead                                          $7.7      20.4%           $8.8      26.3%           $1.1           12.2%
----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                           $0.2       0.5%          ($0.8)     (2.4%)          $1.0          125.5%
----------------------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales increase in the second quarter of fiscal 2005 over the comparable 2004 quarter was due to a 78% sales increase in the Construction and Engineering division due to customer acceptance of construction work accounted for using the completed-contract method, partially offset by a 43% sales decrease in the Business Systems division. The segment's return to profitability for the quarter was due to the sales increase and the decrease in overhead, partially offset by the decrease in gross margin percentage caused by the Business Systems margin decrease of 6.5 percentage points. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment. Recent actions by major long-distance telephone companies regarding local residential service have negatively impacted sales and continue to impact margins of the segment.

COMPUTER SYSTEMS
----------------

                                                              Three Months Ended
                                                              ------------------
                                                    May 1, 2005               May 2, 2004
                                                    -----------               -----------
Computer Systems                                             % of                      % of       Favorable       Favorable
----------------                                              Net                       Net   (Unfavorable)   (Unfavorable)
(Dollars in Millions)                          Dollars      Sales        Dollars      Sales        $ Change        % Change
                                               -------      -----        -------      -----        --------        --------
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                      $42.9                     $26.3                     $16.6           63.0%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     $23.0      53.5%          $15.1      57.3%           $7.9           52.4%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                         $14.0      32.5%           $9.2      35.0%          ($4.8)         (51.1%)
----------------------------------------------------------------------------------------------------------------------------
Operating Profit                                  $9.0      21.0%           $5.9      22.3%           $3.1           53.7%
----------------------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in the second quarter of fiscal 2005 over the comparable 2004 quarter was primarily due to improvements in the segment's operator services business, including ASP directory assistance, which reflected a 77% growth in sales during the quarter, a sales increase of 30% in DataServ's directory assistance services which are provided to non-telco enterprise customers, a 12% sales growth in the Maintech division's IT maintenance services, and a 436% increase in product revenue recognized. The sales increases noted above included $7.6 million of DOS Business acquired from Nortel Networks, which represented 18% of the segment's sales for the 2005 quarter. The growth in operating profit from the comparable 2004 fiscal quarter was the result of the increase in sales and the decrease in overhead as a

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 1, 2005 COMPARED
TO THE THREE MONTHS ENDED MAY 2, 2004--Continued

COMPUTER SYSTEMS-Continued
--------------------------

percentage of sales, partially offset by the decrease in gross margin percentage. Volt Delta, the entity which operates the Computer Systems segment, acquired certain assets and liabilities of the DOS Business of Nortel Networks on August 2, 2004. This acquisition permits Volt Delta to provide the newly combined customer base with new solutions and an expanded suite of products, content and enhanced services.

RESULTS OF OPERATIONS -- OTHER
------------------------------

                                                              Three Months Ended
                                                              ------------------
                                                    May 1, 2005               May 2, 2004
                                                    -----------               -----------
Other                                                        % of                      % of       Favorable       Favorable
-----                                                         Net                       Net   (Unfavorable)   (Unfavorable)
(Dollars in Millions)                          Dollars      Sales        Dollars      Sales        $ Change        % Change
                                               -------      -----        -------      -----        --------        --------
----------------------------------------------------------------------------------------------------------------------------
Selling & Administrative *                       $22.2       4.1%          $19.0       4.0%          ($3.2)         (16.5%)
----------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                       $7.5       1.4%           $6.2       1.3%          ($1.3)         (21.1%)
----------------------------------------------------------------------------------------------------------------------------
Interest Income                                   $0.5       0.1%           $0.2         -            $0.3          178.2%
----------------------------------------------------------------------------------------------------------------------------
Other Expense                                    ($0.8)     (0.2%)         ($1.1)     (0.2%)          $0.3           23.6%
----------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Loss                            ($0.1)        -           ($0.1)        -              -               -
----------------------------------------------------------------------------------------------------------------------------
Interest Expense                                 ($0.4)     (0.1%)         ($0.4)     (0.1%)            -               -
----------------------------------------------------------------------------------------------------------------------------

         *The second quarter of fiscal 2004 amount has been restated.

Other items, discussed on a consolidated basis, affecting the results of operations for the fiscal periods were:

The increase in selling and administrative expenses in the second quarter of fiscal 2005 from the comparable 2004 quarter was a result of increased selling expenses to support the increased sales levels throughout the Company, in addition to increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks. In addition, the Company incurred increased salaries, professional fees and costs related to compliance with the Sarbanes-Oxley Act.

The increase in depreciation and amortization for the second quarter of fiscal 2005 from the comparable 2004 quarter was attributable to increases in fixed assets, primarily in the Computer Systems and Staffing Services segments.

Interest income increased due to higher interest rates together with additional funds available for investment.

Other expense in both fiscal years is primarily the charges related to the Company's Securitization Program as well as sundry expenses.

The Company's effective tax rate on its financial reporting pre-tax income from continuing operations was 38.9% in the second fiscal quarter of 2005 and 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents, including restricted cash held in escrow for ProcureStaff and Viewtech customers of $26.4 million and $43.7 million at May 1, 2005 and October 31, 2004, respectively, increased by $0.6 million to $88.6 million in the six months ended May 1, 2005. Unrestricted cash and cash equivalents increased to $62.2 million at May 1, 2005 from $44.3 million at October 31, 2004.

Operating activities provided $14.7 million of cash in the first six months of fiscal 2005. In the comparable fiscal 2004 period, operating activities used $1.0 million in cash.

Operating activities in the first six months of fiscal 2005, exclusive of changes in operating assets and liabilities, produced $22.8 million of cash, as the Company's net income of $3.7 million included non-cash charges primarily for depreciation and amortization of $15.0 million, accounts receivable provisions of $1.9 million, and minority interest of $3.3 million, partially offset by a deferred tax benefit of $1.2 million. In the first six months of fiscal 2004, operating activities, exclusive of changes in operating assets and liabilities, produced $17.4 million of cash, as the Company's net income of $13.0 million included non-cash charges primarily for depreciation of $12.4 million, and accounts receivable provisions of $1.8 million, partially offset by income from discontinued operations of $9.5 million.

Changes in operating assets and liabilities used $8.1 million of cash, net, in the first six months of fiscal 2005 principally due to a decrease in the level of accounts payable and accrued expenses of $12.0 million, a decrease in income taxes payable of $7.0 million and an increase in prepaid and other assets of $4.7 million, partially offset by an increase in securitization of receivables of $10.0 million, and a decrease in the level of accounts receivable of $5.9 million. In the first six months of fiscal 2004 changes in operating assets and liabilities used $18.4 million of cash, net, principally due to an increase in the level of accounts receivable of $35.2 million and a $20.0 million reduction in the participation interest sold under the Company's Securitization Program, partially offset by an increase in the level of accounts payable and accrued expenses of $27.7 million, an increase in the level of deferred income and other liabilities of $3.2 million and a decrease in the level of inventory of $5.9 million.

The $10.5 million of cash applied to investing activities for the first six months of fiscal 2005 resulted from the net additions to property, plant and equipment totaling of $10.9, offset by the net reduction in investments of $0.4. The principal factors in the $1.9 million of cash provided by investing activities for the first six months of fiscal 2004 were the $18.5 million in proceeds from the sale of real estate, previously leased to the Company's former 59%-owned subsidiary, substantially offset by the net additions to property, plant and equipment totaling $16.7 million.

The principal factors in the $3.4 million of cash applied to financing activities in the first six months of fiscal 2005 was a decrease in the level of bank loans of $4.1 million, partially offset by the funds received from employees' exercises of stock options of $0.9 million. The principal factors in the $0.2 million of cash applied to financing activities in the first six months of fiscal 2004 were repayments of long-term debt and notes payable to banks of $0.3 million.

Commitments
-----------

There has been no material change through May 1, 2005 in the Company's contractual cash obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Off-Balance Sheet Financing
---------------------------

The Company has no off-balance sheet financing arrangements, as that term has meaning in Item 303(a) (4) of Regulation S-K.

Securitization Program
----------------------

In April 2005, the Company amended its $150.0 million accounts receivable securitization program ("Securitization Program") to provide that the expiration date be extended from April 2006 to April 2007. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $150.0 million). The Company retains the servicing responsibility for the accounts receivable. At May 1, 2005, TRFCO had purchased from Volt Funding a participation interest of $80.0 million out of a pool of approximately $256.4 million of receivables.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Securitization Program--Continued
----------------------

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold, the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization or a default occurring and continuing on indebtedness for borrowed money of at least $5.0 million. At May 1, 2005, the Company was in compliance with all requirements of its Securitization Program.

Credit Lines
------------

In April 2005, the Company amended its secured, syndicated, revolving credit agreement ("Credit Agreement") which was to expire in April 2005, to, among other things, extend the term for three years to April 2008 and increase the line from $30.0 million to $40.0 million. In July 2004, this program was amended to release Volt Delta Resources, LLC ("Volt Delta") as a guarantor and collateral grantor under the Credit Agreement due to the previously announced agreement between Volt Delta and Nortel Networks Inc. ("Nortel Networks"). At May 1, 2005, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit up to an aggregate of $51.7 million, including $40.0 million under the Credit Agreement.

The Credit Agreement established a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent for the secured Credit Facility is JPMorgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo Bank, N.A., Lloyds TSB Bank PLC and Bank of America, N.A..

Borrowings  under the Credit  Facility  are to bear  interest  at  various  rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined.  Additionally,  interest  and the  facility  fees can be  increased  or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. As amended, in lieu of the previous borrowing base formulation, the Credit Agreement now requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at May 1, 2005, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 4.0% per annum. At May 1, 2005, the facility fee was 0.3% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock repurchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At May 1, 2005, the Company was in compliance with all covenants in the Credit Agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Under the new amendment, five subsidiaries of the Company remain as guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At May 1, 2005, four of those guarantors have pledged approximately $42.7 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility

At May 1, 2005, the Company had total outstanding foreign currency bank borrowings of $4.0 million, none of which were under the Credit Agreement. Subsequent to May 1, 2005, the Company borrowed two million Euros ($2.6 million) under the Credit Agreement. These bank borrowings provide a hedge against devaluation in foreign currency denominated assets.

Summary
-------

The Company believes that its current financial position, working capital, future cash flows from operations, credit lines and accounts receivable Securitization Program will be sufficient to fund its presently contemplated operations and satisfy its obligations through, at least, the next twelve months.

New Accounting Pronouncements and New Laws to be Effective in Fiscal 2005
-------------------------------------------------------------------------

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which replaces the superseded SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement requires that all entities apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and suppliers when the entity acquires goods or services. The provisions of this Statement are required to be adopted by the Company beginning October 31, 2005. The Company is currently assessing the impact that the adoption will have on the Company's consolidated financial position and results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

New Accounting Pronouncements and New Laws to be Effective in Fiscal 2005--
-------------------------------------------------------------------------
Continued

The American Jobs Creation Act of 2004 (the "Act") provided for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. The Company is currently assessing the impact the Act will have on the Company's consolidated financial position and results of operations.


Related Party Transactions
--------------------------

During the first six months of fiscal 2005, the Company paid or accrued $0.6 million to the law firms of which Lloyd Frank, a director, is of counsel, for services rendered to the Company and expenses reimbursed. During that quarter, the Company also paid $5,000 to the law firm of which Bruce Goodman, a director, is a partner, for services rendered to the Company.

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

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would increase or decrease its annual net interest expense and securitization costs by $46,000, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $14.9 million at May 1, 2005. This fair value was calculated by applying the appropriate fiscal year-end interest rate supplied by the lender to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At May 1, 2005, the total market value of these investments was $3.9 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuates against the dollar, which may impact reported earnings. As of May 1, 2005, the total of the Company's net investment in foreign operations was $8.6 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of May 1, 2005, the total of the Company's foreign exchange contracts was $5.5 million, leaving a balance of net foreign assets exposed of $3.1 million. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at May 1, 2005 by 10% would result in a pretax gain of $0.6 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at May 1, 2005 by 10% would result in a pretax loss of $0.6 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at May 1, 2005. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign exchange agreements, the table presents the currencies, notional amounts and weighted average exchange rates by contractual maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.


Interest Rate Market Risk                                   Payments Due by Period as of May 1, 2005
-------------------------                                   ----------------------------------------
                                                                 Less than        1-3           3-5         After 5
                                                     Total        1 year         Years         Years         Years
                                                   --------      --------      --------      --------      --------
                                                                  (Dollars in thousands of US$)
Cash and Cash Equivalents
-------------------------
Money Market and Cash Accounts                     $88,614       $88,614
Weighted Average Interest Rate                        2.6%          2.6%
                                                   --------      --------
Total Cash and Cash Equivalents                    $88,614       $88,614
                                                   ========      ========


Securitization Program
----------------------
Accounts Receivable Securitization                 $80,000       $80,000
Finance Rate                                          3.7%          3.7%
                                                   --------      --------
Securitization Program                             $80,000       $80,000
                                                   ========      ========


Debt
----
Term Loan                                          $13,934          $416          $941        $1,109       $11,468
Interest Rate                                         8.2%          8.2%          8.2%          8.2%          8.2%

Payable to Nortel Networks                          $1,914        $1,914
Interest Rate                                         6.0%          6.0%

Notes Payable to Banks                              $4,007        $4,007
Weighted Average Interest Rate                        5.5%          5.5%             -             -             -
                                                   --------      --------      --------      --------      --------

Total Debt                                         $19,855        $6,337          $941        $1,109       $11,468
                                                   ========      ========      ========      ========      ========

Foreign Exchange Market Risk
----------------------------
                                                Contract Values
                                                ---------------

                                Contract                 Less Than      Fair
                              Exchange Rate    Total      1 Year      Value (1)
                              -------------    -----      ------      ---------
                                      (Dollars in thousands of U.S. $)
Option Contract
---------------
Canadian $ to U.S.$                1.37       $2,920      $2,920         $18

Forward Contract
----------------
Euro to U.S.$                      1.29        2,573       2,573           1
                                              -------     -------     -------

Total Exchange Contracts                      $5,493      $5,493         $19
                                              =======     =======     =======

(1) Represents the fair value of the foreign contracts at May 1, 2005.


ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of May 1, 2005 under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Principal Executive Officer (the "CEO") and its Senior Vice President and Principal Financial Officer (the "CFO"). Based on that evaluation, the Company's CEO and its CFO concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective as of May 1, 2005 to ensure that material information relating to the Company and its subsidiaries is made known to them on a timely basis.

Prior Period Weaknesses in Internal Controls

     The Company's operation in Uruguay (which is part of the Telephone Directory segment) printed its Montevideo telephone directory each year during the October-November timeframe, and revenue should have been recognized in the months of distribution of the books. In mid-December 2004, through discussions with the financial staff in Uruguay and by examination of detailed correspondence and schedules from their offices, the Company's CFO and its Principal Accounting Officer (the "PAO") determined that revenue had not been properly recognized in Uruguay in accordance with the Company's policies. This improper recognition involved only the timing of when certain advertising revenue and related costs and expenses were recognized. During the review, it was determined by the PAO that the revenue had been recognized improperly in this operation since at least 1998, and as a result, the Company restated in its Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (the "2004 Form 10-K") its previously issued financial results for the fiscal years 2000 through 2003 and the first two quarters of fiscal 2004, and also filed an amended Annual Report on Form 10-K for the fiscal year ended November 2, 2003. This improper recognition constituted a material weakness (within the standards established by the American Institute of Certified Public Accountants and the Public Company Accounting Oversight Board) within the Company's system of internal control.

     In addition, one week prior to the filing deadline for the 2004 Form 10-K, the Company's management and Ernst & Young LLP, the Company's independent registered public accounting firm, determined that an additional material weakness existed relating to adjusting entries which were made during the course of the audit to correct the underlying books and records. As described in fuller detail under the caption, "Remediation Efforts Related to the Material Weaknesses in Internal Controls," these adjusting entries were the result of certain account analyses and reconciliations not being performed on a timely basis, certain instances of incomplete review of facts and circumstances resulting in errors of judgment and estimation, and failures to follow the Company's existing policies and procedures to ensure that all adjustments were made on a timely basis during the close process. Management and the Company's independent registered public accounting firm then informed the Audit Committee of the Company's Board of Directors of such facts. Due to the limited timeframe prior to the 2004 Form 10-K filing deadline, the Company was unable to complete the implementation and validation of remedial actions with regard to this additional material weakness prior to the filing deadline.

     On January 10, 2005, Ernst & Young issued an unqualified opinion on the Company's financial statements for the fiscal year ended October 31, 2004.

     Based upon the events described above and the Company's evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company's CEO and its CFO concluded that as of fiscal year end, the Company's disclosure controls and procedures were not effective to ensure that material information relating to the Company and its subsidiaries was made known to them on a timely basis.

     Remediation Efforts Related to the Material Weaknesses in Internal Controls

     To address the prior period weaknesses in internal controls described above, during the first quarter of fiscal year 2005, management of the Company instituted a review of the Company's internal controls in order to correct the deficiencies related to revenue recognition in Uruguay and the Company's financial close process, and to strengthen the accounting infrastructure as required. On January 18, 2005, after the filing of the Company's 2004 Form 10-K, but prior to the end of the Company's first fiscal quarter of 2005, the Company intensified its remediation efforts with a conference call to senior operating and financial management led by the CEO and the CFO. During the following week, the CFO issued two memoranda reiterating the discussion points from the conference call which are summarized below. The memoranda contained general accounting directives and each financial manager was also given a listing specific to his/her operation. The memoranda included the Company's proposed remediation solutions, with a directive that significant control areas be remediated prior to the closing of the first quarter and less significant control areas be remediated prior to the close of the second quarter. The memoranda were followed up with face-to-face meetings with all of the Company's domestic business units' senior financial managers (whose units represented over 90% of the Company's consolidated revenues in fiscal 2004) by the CFO and the PAO, as well as telephonic meetings with the remaining senior financial managers. The significant items discussed and documented were as follows:

          1.   Proper revenue recognition procedures in Uruguay;

          2. Stringent review and justification for accruals (including FAS 5 analyses), with emphasis on income, payroll and other taxes, and computer and communication costs;

          3. Comprehensive review of inventory costs and methodology to identify excess and obsolete inventory;

          4. Review of leases to ensure proper accounting consistency with FAS 13 and Technical Bulletin 85-3 ("TB 85-3");

          5. Complete periodic analysis of accounts receivable to identify and adjust for billing errors and customer credit balances;

          6. Expanded analyses to determine whether there are any unrecorded liabilities for the quarterly periods; and

          7.   Reinforcement of the financial statement close processes.

    Prior to the end of the Company's first fiscal quarter for 2005, the PAO reaffirmed the Company's accounting policy concerning the reporting of revenue in the telephone directory operation. The policy requires that directory revenue be recognized in an accounting period upon the shipment of directories to customers, designated drop off locations or designated shippers. Subsequent to the reaffirmation of the policy, correspondence and schedules substantiating the recognition of the telephone directory publishing revenue and related costs have been issued by the telephone directory operations and reviewed by the office of the PAO on a quarterly basis, and, after being approved, are included in the financial statements of the Company.

    Prior to the end of the first fiscal quarter of 2005, a substantial part of the Company's remediation efforts over the financial statement close process had been completed. As of the filing date of the First Quarter 10-Q, the remediation status of the above-listed items was as follows:

          1. Accrual analyses were expanded to include additional information, and the related accounts were trued up to the actual amounts as soon as the information became available;

          2. The Company reaffirmed its supervisory sign-and-date procedures ensuring that all analyses were reviewed by authorized personnel on a timely basis;

          3. The Company documented its procedures related to the recognition of excess and obsolete inventory and implemented those procedures effective with the first fiscal quarter close;

          4. As part of the financial close process for fiscal year end 2004, the Company reviewed its significant leases, and a sampling of other leases, and adjusted the lease expense to conform with FAS 13 and TB 85-3. The Company issued new procedures to ensure continued compliance with the straight-line method of accounting for leases;

          5. Accounts receivable analyses in the first quarter were expanded to highlight problem accounts identified in the agings and customer credit balances were reclassified into accounts payable;

          6 Unrecorded liability analyses for the first quarter were expanded to include the accrual of inventory and fixed assets; and

          7. The Company reinforced its financial close process by holding meetings with, and distributing memoranda to, its financial managers in January 2005, emphasizing enhanced analyses and more diligent reviews, and this was augmented by the increased financial staff, discussed further below.

    In addition to the foregoing, the Company has already implemented or is in the process of implementing the following key remediation initiatives:

     o The Company expanded its corporate and regional financial staff in the first and second fiscal quarters of 2005 to improve account analyses, reviews and the testing of controls, and additional staff will be added as required;

     o The Company improved its monitoring controls starting in the first fiscal quarter of 2005, with additional improvements in the second fiscal quarter of 2005;

     o Prior to the close of the first fiscal quarter of 2005, the Company, through an oral and written communications program, improved the awareness of the importance of the financial close process throughout the Company;

     o Prior to the completion of the first fiscal quarter financial statements for 2005, the Company completed the upgrade of its enterprise resource planning system which enabled a more thorough and timely analysis of its accounts, and an upgrade to its human resources module is scheduled to be completed by the end of the calendar year; and

     o The Company has purchased hardware which will allow the Company to provide improved backup and recovery functions for system servers that are not on the Company network by the end of the Company's third fiscal quarter of 2005;

    Based upon the remediation of the deficiencies noted above, or the implementation of compensating controls until such time as complete remediation has been effected, prior to the filing of the First Quarter 10-Q, the CEO and the CFO reached the conclusion that the previously identified weakness in the Company's financial close process no longer existed, and its disclosure controls and procedures were effective as of January 30, 2005, ensuring that material information relating to the Company and its subsidiaries was made known to them on a timely basis.

Changes in Internal Controls

    Except as set forth above, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Internal Controls Over Financial Reporting.

    Beginning with the Company's Annual Report on Form 10-K for the fiscal year ending October 30, 2005, the Company will be subject to the provisions of
    Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of its internal controls over financial reporting and related attestation by the Company's independent registered public accounting firm.


PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2005 Annual Meeting of shareholders held on April 8, 2005, shareholders:

     (a) elected the following to serve as Class II directors of the Company until the 2007 Annual Meeting of the shareholders by the following votes:

                                            For            Vote Withheld
                                            ---            -------------
                 William Shaw            13,183,677          1,074,068
                 William H. Turner       14,080,649            177,096
                 Theresa A. Havell       14,094,562            163,183

     (b) ratified the action of the Board of Directors in appointing Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending October 30, 2005 by the following vote:

                    For                  Against          Abstain
                    ---                  -------          -------
                 14,217,429              37,228            3,088

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


                                       VOLT INFORMATION SCIENCES, INC.
                                               (Registrant)



                                       BY: /s/ JACK EGAN
                                           -------------
Date: June 9, 2005                         JACK EGAN
                                           Vice President - Corporate Accounting
                                           (Principal Accounting Officer)

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