Form 10-Q
period 2005-07-31
VOLT INFORMATION SCIENCES, INC.
filed 2005-09-09
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


 For The Nine Months Ended July 31, 2005.

        Or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934


For the transition period from_________ to____________


Commission File No. 1-9232


                        VOLT INFORMATION SCIENCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


       New York                                      13-5658129
--------------------------------------              -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


560 Lexington Avenue, New York, New York              10022
---------------------------------------------       --------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code: (212) 704-2400

                                 Not Applicable
  --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]   No [ ]


The number of shares of the Registrant's common stock, $.10 par value, outstanding as of September 1, 2005 was 15,338,430.

       VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                           FORM 10-Q
                       TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of Operations -
            Nine and Three Months Ended July 31, 2005 and August 1, 2004     3

            Condensed Consolidated Balance Sheets -
            July 31, 2005 and October 31, 2004                               5

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended July 31, 2005 and August 1, 2004               6

            Notes to Condensed Consolidated Financial Statements             8

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       17

Item 3.     Quantitative and Qualitative Disclosures about Market Risk      47

Item 4.     Controls and Procedures                                         49


PART II - OTHER INFORMATION

Item 6.           Exhibits                                                  53

SIGNATURE                                                                   53


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                               Nine Months Ended                     Three Months Ended
                                                           -----------------------------        -----------------------------
                                                             July 31,         August 1,          July 31,         August 1,
                                                              2005             2004(a)             2005              2004
                                                           ----------        -----------        ----------       ------------
                                                                             (Restated)
                                                                     (In thousands, except per share data)

NET SALES                                                  $ 1,587,395       $ 1,393,170       $   543,515       $   500,732

COST AND EXPENSES:
Cost of sales                                                1,477,068         1,291,080           502,572           456,993
Selling and administrative                                      65,964            58,516            22,941            20,564
Depreciation and amortization                                   22,627            18,832             7,600             6,462
                                                           -----------       -----------       -----------       -----------
                                                             1,565,659         1,368,428           533,113           484,019
                                                           -----------       -----------       -----------       -----------
OPERATING  PROFIT                                               21,736            24,742            10,402            16,713

OTHER INCOME (EXPENSE):
  Interest income                                                1,868               684               746               253
  Other expense - net                                           (2,911)           (3,065)           (1,043)           (1,205)
  Foreign exchange (loss) gain - net                              (116)              (98)              144               (28)
  Interest expense                                              (1,382)           (1,321)             (428)             (441)
                                                           -----------       -----------       -----------       -----------
Income from continuing operations before minority
   interest and income taxes                                    19,195            20,942             9,821            15,292
Minority interest                                               (4,704)             --              (1,451)             --
                                                           -----------       -----------       -----------       -----------
Income from continuing operations before income taxes           14,491            20,942             8,370            15,292
Income tax provision                                            (5,806)           (8,248)           (3,404)           (6,053)
                                                           -----------       -----------       -----------       -----------
Income from continuing operations                                8,685            12,694             4,966             9,239

Discontinued operations-
  sale of real estate, net of taxes                               --               9,520              --                --
                                                           -----------       -----------       -----------       -----------
NET INCOME                                                 $     8,685       $    22,214       $     4,966       $     9,239
                                                           ===========       ===========       ===========       ===========




VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)--Continued

                                                             Nine Months Ended                   Three Months Ended
                                                        ----------------------------        ---------------------------
                                                         July 31,          August 1,          July 31,         August 1,
                                                           2005             2004(a)            2005              2004
                                                        ----------        ----------        ----------        ----------
                                                                          (Restated)

                                                                                    Per Share Data
                                                                                    --------------
Basic:
  Income from continuing operations                     $     0.57        $     0.84        $     0.32        $     0.61
  Discontinued operations-sale of real estate                 --                0.62              --                --
                                                        ----------        ----------        ----------        ----------
  Net income                                            $     0.57        $     1.46        $     0.32        $     0.61
                                                        ==========        ==========        ==========        ==========
Weighted average number of shares                           15,314            15,226            15,328            15,233
                                                        ==========        ==========        ==========        ==========
Diluted:
  Income from continuing operations                     $     0.56        $     0.83        $     0.32        $     0.60
  Discontinued operations-sale of real estate                 --                0.62              --                --
                                                        ----------        ----------        ----------        ----------
  Net income                                            $     0.56        $     1.45        $     0.32        $     0.60
                                                        ==========        ==========        ==========        ==========
Weighted average number of shares                           15,427            15,342            15,392            15,399
                                                        ==========        ==========        ==========        ==========

(a) As reported, the Company has restated its previously issued financial statements for fiscal years 2000 through the second quarter of fiscal 2004 as a result of inappropriate application of accounting principles for revenue recognition by its telephone directory publishing operation in Uruguay. The restatement involved only the timing of when certain advertising revenue and related costs and expenses are recognized, and the cumulative results of the Company did not change. Accordingly, sales have been increased by $2.5 million and the net income has been increased by $0.7 million, or $0.05 per share, for the nine months ended August 1, 2004.

     See accompanying notes to condensed consolidated financial statements.



VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                        July 31,         October 31,
                                                                                          2005            2004(a)
                                                                                       ---------         ---------

 ASSETS                                                                              (In thousands, except share data)
 CURRENT ASSETS

  Cash and cash equivalents including restricted cash of $24,168 (2005)
     and $43,722 (2004)                                                                $  89,023         $  88,031
   Short-term investments                                                                  4,183             4,248
   Trade accounts receivable less allowances of $9,318 (2005) and $10,210 (2004)         370,682           409,130
   Inventories                                                                            37,220            32,676
   Recoverable income taxes                                                                  900              --
   Deferred income taxes                                                                   9,465             9,385
   Prepaid expenses and other assets                                                      19,665            14,847
                                                                                       ---------         ---------
 TOTAL CURRENT ASSETS                                                                    531,138           558,317

Investment in securities                                                                     139               100
Property, plant and equipment-net                                                         80,052            85,038
Deposits and other assets                                                                  2,393             1,439
Goodwill                                                                                  29,144            29,144
Intangible assets-net of accumulated amortization of $1,114 (2005) and $288 (2004)        15,172            15,998
                                                                                       ---------         ---------
TOTAL ASSETS                                                                           $ 658,038         $ 690,036
                                                                                       =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Notes payable to banks                                                              $   8,051         $   7,955
   Current portion of long-term debt                                                       2,367               399
   Accounts payable                                                                      161,226           192,163
   Accrued wages and commissions                                                          52,570            54,200
   Accrued taxes other than income taxes                                                  18,013            17,729
   Other accruals                                                                         30,424            36,036
   Deferred income and other liabilities                                                  31,582            36,909
   Income tax payable                                                                         --             4,270
                                                                                       ---------         ---------
 TOTAL CURRENT LIABILITIES                                                               304,233           349,661

Accrued insurance                                                                          3,684                86
Long-term debt                                                                            13,409            15,588
Deferred income taxes                                                                      9,397            11,764

Minority interest                                                                         41,124            36,420

STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00; Authorized--500,000 shares;
     issued--none
   Common stock, par value $.10; Authorized--30,000,000 shares;
     issued--15,338,430 shares (2005) and 15,282,625 shares (2004)                         1,534             1,528
   Paid-in capital                                                                        43,675            42,453
   Retained earnings                                                                     241,399           232,714
   Accumulated other comprehensive loss                                                     (417)             (178)
                                                                                       ---------         ---------
 TOTAL STOCKHOLDERS' EQUITY                                                              286,191           276,517
                                                                                       ---------         ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 658,038         $ 690,036
                                                                                       =========         =========


(a) The balance sheet at October 31, 2004 has been derived from the audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.




VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                                                    Nine Months Ended
                                                                                                -------------------------
                                                                                                 July 31,        August 1,
                                                                                                   2005            2004
                                                                                                ---------        --------
                                                                                                                (Restated)
                                                                                                      (In thousands)

CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income                                                                                       $  8,685        $ 22,214
Adjustments to reconcile net income to cash provided by (applied to) operating activities:
    Minority interest                                                                               4,704            --
    Income from discontinued operations-sale of real estate                                          --            (9,520)
    Depreciation and amortization                                                                  22,627          18,832
    Accounts receivable provisions                                                                  3,138           3,809
    Loss (gain) on foreign currency translation                                                        48             (13)
    Deferred income tax benefit                                                                    (2,349)         (4,459)
    Loss (gain) on disposition of fixed assets                                                        122            (200)
 Changes in operating assets and liabilities:
    Accounts receivable                                                                             9,926         (57,439)
    Securitization of accounts receivable                                                          25,000         (10,000)
    Inventories                                                                                    (4,544)          5,883
    Prepaid expenses and other current assets                                                      (5,106)          1,663
    Other assets                                                                                     (954)           (435)
    Accounts payable                                                                              (30,319)         15,589
    Accrued expenses                                                                               (3,364)         13,909
    Deferred income and other liabilities                                                          (5,317)          4,348
    Income taxes payable                                                                           (5,170)          3,908
                                                                                                 --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          17,127           8,089
                                                                                                 --------        --------



VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued
                                                                                                Nine Months Ended
                                                                                            ---------------------------
                                                                                            July 31,           August 1,
                                                                                              2005               2004
                                                                                            --------          ----------
                                                                                                              (Restated)
                                                                                                 (In thousands)
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                                                        $    969           $  1,183
Purchases of investments                                                                        (652)            (1,145)
Proceeds from disposals of property, plant and equipment                                         444                674
Sale of real estate (discontinued operations)                                                     --             18,500
Acquisitions                                                                                      --               (385)
Purchases of property, plant and equipment                                                   (17,407)           (24,278)
                                                                                            --------           --------
NET CASH APPLIED TO INVESTING ACTIVITIES                                                     (16,646)            (5,451)
                                                                                            --------           --------

CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                                                       (296)              (276)
Exercise of stock options                                                                      1,228                508
Increase in notes payable to bank                                                                124              3,479
                                                                                            --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      1,056              3,711
                                                                                            --------           --------
Effect of exchange rate changes on cash                                                         (545)               330
                                                                                            --------           --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        992              6,679
Cash and cash equivalents, including restricted cash, beginning of period                     88,031             62,057
                                                                                            --------           --------
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH END OF PERIOD                          $ 89,023           $ 68,736
                                                                                            ========           ========
SUPPLEMENTAL INFORMATION Cash paid during the period:
     Interest expense                                                                       $  1,422           $  1,279
     Income taxes                                                                           $ 13,140           $  8,874



     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at July 31, 2005 and consolidated results of operations for the nine and three months ended July 31, 2005 and August 1, 2004 and consolidated cash flows for the nine months ended July 31, 2005 and August 1, 2004.

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

                                                           Nine Months Ended                   Three Months Ended
                                                       --------------------------          --------------------------
                                                       July 31,          August 1,         July 31,          August 1,
                                                         2005              2004              2005              2004
                                                       --------          -------           --------          --------
                                                                       (Restated)
                                                                (Dollars in thousands, except per share data)

Net income as reported                                 $  8,685          $ 22,214          $  4,966          $  9,239
Pro forma compensation expense, net of taxes                (80)              (97)              (24)              (26)
                                                       --------          --------          --------          --------
Pro forma net income                                   $  8,605          $ 22,117          $  4,942          $  9,213
                                                       ========          ========          ========          ========

Pro forma income per share
     Basic                                             $   0.56          $   1.45          $   0.32          $   0.60
                                                       ========          ========          ========          ========
     Diluted                                           $   0.56          $   1.44          $   0.32          $   0.60
                                                       ========          ========          ========          ========

The fair value of each option grant is estimated using the Multiple Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in fiscal 2004: risk-free interest rates of 4.5%; expected volatility of .51; an expected life of the options of five years; and no dividends. The weighted-average fair value of stock options granted during fiscal 2004 was $17.50. There were no options granted in fiscal 2005.

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


Note B--Securitization Program

In April 2005, the Company amended its $150.0 million accounts receivable securitization program ("Securitization Program") to provide that the expiration date be extended from April 2006 to April 2007. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $150.0 million). The Company retains the servicing responsibility for the accounts receivable. At July 31, 2005, TRFCO had purchased from Volt Funding a participation interest of $95.0 million out of a pool of approximately $268.8 million of receivables.

The Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100%-owned consolidated subsidiary of the Company. Accounts receivable are only reduced to reflect the fair value of receivables actually sold. The Company entered into this arrangement as it provided a low-cost alternative to other financing.

The Securitization Program is designed to enable the sale of receivables by the Company to Volt Funding to constitute true sales of those receivables. As a result, the receivables are available to satisfy Volt Funding's own obligations to its own creditors before being available, through the Company's residual equity interest in Volt Funding, to satisfy the Company's creditors. TRFCO has no recourse to the Company beyond its interest in the pool of receivables owned by Volt Funding.

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

The Company incurred charges, related to the Securitization Program, of $2.2 million and $0.9 million in the nine and three months ended July 31, 2005, respectively, compared to $1.3 million and $0.4 million in the nine and three months ended August 1, 2004 respectively, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 4.0% per annum and 2.7% per annum in the nine-month 2005 and 2004 fiscal periods, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated that the retained interest in receivables approximated fair value.

At July 31, 2005 and October 31, 2004, the Company's carrying retained interest in a revolving pool of receivables was approximately $171.4 million and $178.2 million, respectively, net of a service fee liability, out of a total pool of approximately $268.8 million and $248.7 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $95.0 million and $70.0 million at July 31, 2005 and October 31, 2004, respectively. Accordingly, the trade accounts receivable included on the July 31, 2005 and October 31, 2004 balance sheets have been reduced to reflect the participation interest sold of $95.0 million and $70.0 million, respectively.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof, from a nationally recognized rating organization. At July 31, 2005, the Company was in compliance with all requirements of the Securitization Program.


Note C--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:

                                                              July 31,              October 31,
                                                               2005                    2004
                                                              -------                -------
                                                                   (Dollars in thousands)

Telephone Directory                                           $10,814                $11,313
Telecommunications Services                                    21,439                 14,505
Computer Systems                                                4,967                  6,858
                                                              -------                -------
Total                                                         $37,220                $32,676
                                                              =======                =======

The cumulative amounts billed under service contracts at July 31, 2005 and October 31, 2004 of $15.6 million and $13.9 million, respectively, are credited against the related costs in inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE D--Short-Term Borrowings

In April 2005, the Company amended its secured, syndicated, revolving credit agreement ("Credit Agreement") which was to expire in April 2005, to, among other things, extend the term for three years to April 2008 and increase the line from $30.0 million to $40.0 million. In July 2004, this program was amended to release Volt Delta Resources, LLC ("Volt Delta") as a guarantor and collateral grantor under the Credit Agreement due to the previously announced agreement between Volt Delta and Nortel Networks Inc. ("Nortel Networks"). At July 31, 2005, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit up to an aggregate of $51.3 million, including $40.0 million under the Credit Agreement.

The Credit Agreement established a secured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent for the Credit Facility is JPMorgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo Bank, N.A., Lloyds TSB Bank PLC and Bank of America, N.A..

Borrowings  under the Credit  Facility  are to bear  interest  at  various  rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined.  Additionally,  interest  and the  facility  fees can be  increased  or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. As amended, in lieu of the previous borrowing base formulation, the Credit Agreement now requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at July 31, 2005, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 4.3% per annum. At July 31, 2005, the facility fee was 0.3% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock repurchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At July 31, 2005, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Under the April 2005 amendment, five subsidiaries of the Company remain as guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At July 31, 2005, four of those guarantors have pledged approximately $47.6 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE D--Short-Term Borrowings--Continued

At July 31, 2005, the Company had total outstanding foreign currency bank borrowings of $8.1 million, $4.2 million of which were under the Credit Agreement. These bank borrowings provide a hedge against devaluation in foreign currency denominated assets.




NOTE E--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:

                                                                       July 31,                 October 31,
                                                                        2005                        2004
                                                                       -------                    -------
                                                                             (Dollars in thousands)
8.2% term loan (a)                                                     $13,833                    $14,130
Payable to Nortel Networks (b)                                           1,943                      1,857
                                                                       -------                    -------
                                                                        15,776                     15,987
Less amounts due within one year                                         2,367                        399
                                                                       -------                    -------
Total long-term debt                                                   $13,409                    $15,588
                                                                       =======                    =======

(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $13.8 million at July 31, 2005. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at July 31, 2005 of $10.3 million. The obligation is guaranteed by the Company.

(b) Represents the present value of a $2.0 million payment due to Nortel Networks in February 2006, discounted at 6% per annum, as required in an agreement closed on August 2, 2004.


NOTE F--Stockholders' Equity

Changes in the major components of stockholders' equity for the nine months ended July 31, 2005 are as follows:


                                                                Common                 Paid-In                Retained
                                                                Stock                  Capital                Earnings
                                                                ------                 -------                --------
                                                                                     (In thousands)
Balance at October 31, 2004                                     $1,528                 $42,453                $232,714
Stock options exercised - 55,805 shares                              6                   1,222                       -
Net income for the nine months                                       -                       -                   8,685
                                                                ------                 -------                --------
Balance at July 31, 2005                                        $1,534                 $43,675                $241,399
                                                                ======                 =======                ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE F--Stockholders' Equity--Continued

Another component of stockholders' equity, the accumulated other comprehensive loss, consists of cumulative unrealized foreign currency translation losses, net of taxes, of $477,000 and $214,000 at July 31, 2005 and October 31, 2004,
respectively, and an unrealized gain, net of taxes, of $60,000 and $36,000 in marketable securities at July 31, 2005 and October 31, 2004, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive loss as follows:


                                                                    Nine Months Ended                Three Months Ended
                                                                 ------------------------        ------------------------
                                                                 July 31,        August 1,       July 31,        August 1,
                                                                   2005            2004            2005            2004
                                                                 --------        --------        --------        --------
                                                                                (Restated)
                                                                                     (In thousands)

Net income                                                       $  8,685        $ 22,214        $  4,966        $  9,239
Foreign currency translation adjustments-net                         (263)             18             (32)             99
Unrealized gain (loss) on marketable securities-net                    24             (20)             30             (22)
                                                                 --------        --------        --------        --------
Total comprehensive income                                       $  8,446        $ 22,212        $  4,964        $  9,316
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


                                                         Nine Months Ended                 Three Months Ended
                                                    ---------------------------       ---------------------------
                                                     July 31,         August 1,        July 31,         August 1,
                                                       2005             2004             2005             2004
                                                    ----------       ----------       ----------       ----------
Denominator for basic earnings per share:
    Weighted average number of shares               15,314,088       15,225,936       15,327,506       15,232,638

Effect of dilutive securities:
    Employee stock options                             112,639          115,743           64,565          166,072
                                                    ----------       ----------       ----------       ----------
Denominator for diluted earnings per share:
    Adjusted weighted average number of shares      15,426,727       15,341,679       15,392,071       15,398,710
                                                    ==========       ==========       ==========       ==========

Options to purchase 133,785 and 49,400 shares of the Company's common stock were outstanding at July 31, 2005 and August 1, 2004, respectively but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE H--Segment Disclosures

Financial  data  concerning  the Company's  sales and segment  operating  profit
(loss) by reportable operating segment for the nine and three months ended July 31, 2005 and August 1, 2004, included on page 28 of this Report, are an integral part of these condensed consolidated financial statements.

During the nine months ended July 31, 2005, consolidated assets decreased by $32.0 million primarily due to an increase in the use of the Company's Securitization Program.

NOTE I--Derivative Financial Instruments, Hedging and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts, foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At July 31, 2005, the Company had an outstanding foreign currency option contract (purchased on October 29, 2004) in the notional amount equivalent to $2.9 million, which approximated its net investment in foreign operations and is accounted for as a hedge under SFAS No. 52, "Foreign Currency Translation."

Included in cash and cash equivalents at July 31, 2005 and October 31, 2004 were approximately $24.2 million and $43.7 million, respectively, restricted to cover obligations that were reflected in accounts payable at such dates. These amounts primarily relate to contracts with customers in which the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.


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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE J--Acquisition and Sales of Businesses and Subsidiaries--Continued

Also, on August 2, 2004, the Company and certain subsidiaries entered into a Members' Agreement (the "Members' Agreement") with Nortel Networks which defined the management of Volt Delta and the respective rights and obligations of the equity owners thereof. The Members' Agreement provides that, commencing two years from the date thereof, Nortel Networks may exercise a put option or Volt Delta may exercise a call option, in each case to affect the purchase by Volt Delta of Nortel Networks' minority interest in Volt Delta ("Contingent Liability"). If either party exercises its option between the second and third year from the date of the Members' Agreement, the price paid to Nortel Networks for its 24% minority equity interest will be the product of the revenue of Volt Delta for the twelve-month period ended as of the fiscal quarter immediately preceding the date of option exercise (the "Volt Delta Revenue Base") multiplied by 70% of the enterprise value-to-revenue formula index of specified comparable companies (which index shall not exceed 1.8), times Nortel Networks' ownership interest in Volt Delta (the amount so calculated would not exceed 30.24% of the Volt Delta Revenue Base), with a minimum payment of $25.0 million and a maximum payment of $70.0 million. Based on the pro forma financial results of Volt Delta for the year ended July 31, 2005, the Contingent Liability for this put/call would be $50.6 million at July 31, 2005. If the option is exercised after three years from the date of the Members' Agreement, the price paid will be a mutually agreed upon amount.

The Company engaged an independent valuation firm to assist in the determination of the purchase price (the value of the 24% equity interest in Volt Delta) of the acquisition and its allocation. The allocation was completed at the end of fiscal 2004.

The assets and liabilities of the acquired business are accounted for under the purchase method of accounting at the date of acquisition, recorded at their fair values, with the recognition of a minority interest to reflect Nortel Networks' 24% investment in Volt Delta. The results of operations have been included in the Consolidated Statements of Operations since the acquisition date.

                  Purchase Allocation
 Fair Value of Assets Acquired and Liabilities Assumed
 -----------------------------------------------------

                                 (In thousands)

Cash                                $ 3,491
Inventories                           1,551
Deposits and other assets               404
Goodwill                             20,162
Intangible assets                    15,900
                                     ------
    Total assets                    $41,508
                                    =======

Accrued wages and commissions          $700
Other accrued expenses                2,189
Other liabilities                     2,791
Long-term debt                        1,828
Minority interest                    34,000
                                     ------
    Total liabilities               $41,508
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


The following table represents the balance of intangible assets subject to amortization:

                                         July 31,            October 31,
                                          2005                  2004
                                         -------              -------
                                             (Dollars in thousands)

Intangible assets                        $16,286              $16,286
Accumulated amortization                  (1,114)                (288)
                                         -------              -------
Net Carrying Value                       $15,172              $15,998
                                         =======              =======


Note L--Primary Insurance Casualty Program

The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premium are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. At July 31, 2005 and October 31, 2004, the Company's liability for the outstanding plan years was $1.9 and $8.3 million, respectively.

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

The demand for the Company's services in all segments is dependent upon general economic conditions. Accordingly, the Company's business tends to suffer during economic downturns. In addition, in the past few years major United States companies, many of which are customers of the Company, have increasingly outsourced business to foreign countries with lower labor rates, less costly employee benefit requirements and fewer regulations than the United States. There could be an adverse effect on the Company if customers and potential customers continue to move manufacturing and servicing operations off-shore, reducing their need for temporary workers within the United States. It is also important for the Company to diversify its pool of available temporary workers to offer greater support to the service sector of the economy and other businesses that have more difficulty in moving off-shore. In addition, the Company's other segments may be adversely affected if they are required to compete from the Company's United States based operations against competitors based in such other countries. Although the Company has begun to expand its operations to certain additional countries, in a limited manner and to serve existing customers in such countries, and has established subsidiaries in some foreign countries, doing so is more difficult than expansion within the United States and there can be no assurance that this effort will be successful or that the Company can successfully compete with competitors based overseas or who have established foreign operations.


The Company's business is dependent upon the continued financial strength of its customers. Customers that experience economic downturns or other negative factors are less likely to use the Company's services.


In the staffing services segment, a weakened economy results in decreased demand for temporary and permanent personnel. When economic activity slows down, many of the Company's customers reduce their use of temporary workers before they reduce the number of their regular employees. There is less need for temporary workers by all potential customers, who are less inclined to add to their costs. Since employees are reluctant to risk changing employers, there are fewer openings and reduced activity in permanent placements as well. In addition, while in many fields there are ample applicants for available positions, variations in the rate of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Factors That May Affect Future Results --Continued
--------------------------------------------------

unemployment and higher wages sought by temporary workers in certain technical fields particularly characterized by labor shortages, could affect the Company's ability to meet its customers' demands in these fields and the Company's profit margins. The segment has also experienced margin erosion caused by increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with which they deal. In addition, increased payroll and other taxes, some of which the Company is unable to pass on to customers, place pressure on margins.

Customer use of the Company's telecommunications services is similarly affected by a weakened economy in that some of the Company's customers reduce their use of outside services in order to provide work to their in-house departments and, in the aggregate, because of the current downturn in the telecommunications industry and continued overcapacity, there is less available work. In addition, the reduction in telecommunications companies' capital expenditure projects during the current economic climate has significantly reduced the segment's operating margins and minimal improvement can be expected until the telecommunications industry begins to increase its capital expenditures. Actions by major long-distance telephone companies to reduce marketing of local residential service and consolidation in the telecommunications industry could also negatively impact both sales and margins of the segment. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base which has also increased competition for available work, pressuring pricing and gross margins throughout the segment. The continued delay in telecommunications companies' capital expenditure projects has significantly reduced the segment's revenue and resulted in continuing operating losses. Although there has been a modest increase in customer backlog and installation of broadband services by local telephone companies and there is expected to be increased work available as a result of hurricane damage in the southern part of the United States, a return to material profitability will be difficult until the telecommunications industry begins to increase its capital expenditures.


Additionally, the degree and timing of customer acceptance of systems and of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' degree of utilization of the Company's services, could adversely affect the Company's businesses.


MANY OF THE COMPANY'S CONTRACTS EITHER PROVIDE NO MINIMUM PURCHASE REQUIREMENTS OR ARE CANCELABLE DURING THE TERM.

In all segments, many of the Company's contracts, even those master service contracts whose duration spans a number of years, provide no assurance of any minimum amount of work that will actually be available under any contract. Most staffing services contracts are not sole source, so the segment must compete for each placement at the customer. Similarly many telecommunications master contracts require competition in order to obtain each individual work project. In addition, many of the Company's long-term contracts contain cancellation provisions under which the customer can cancel the contract or award no further work, even if the Company is not in default under the contract. Therefore, these contracts do not give the assurances that long-term contracts typically provide.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Factors That May Affect Future Results --Continued
--------------------------------------------------

THE COMPANY'S STAFFING SERVICES BUSINESS AND ITS OTHER SEGMENTS SUBJECT IT TO EMPLOYMENT-RELATED AND OTHER CLAIMS.

The Company's staffing services business employs individuals on a temporary basis and places them at a customer's workplace. The Company's ability to control the customer workplace is limited, and the Company risks incurring liability to its employees for injury or other harm that they suffer at the customer's workplace. Although the Company has not historically suffered materially for such harm suffered by its employees, there can be no assurance that future claims will not materially adversely affect the Company.


Additionally, the Company risks liability to its customers for certain actions of the Company's temporary employees that may result in harm to the Company's customers. Such actions may be the result of negligence or misconduct on the part of the Company's employees. These same factors apply to all of the Company's business units, although the risk is reduced where the Company itself controls the workplace. Nevertheless, the risk is present in all segments.

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

NEW AND INCREASED GOVERNMENT REGULATION COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, ESPECIALLY ITS CONTINGENT STAFFING BUSINESS.

Certain of the Company's businesses are subject to licensing and regulation in many states and certain foreign jurisdictions. Although the Company has generally not had any difficulty complying with these requirements in the past, there can be no assurance that the Company will continue to be able to do so, or that the cost of compliance will not become material. Additionally, the jurisdictions in which the Company does or intends to do business may:


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Factors That May Affect Future Results --Continued
--------------------------------------------------


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

The Company, in all segments, has experienced intense price competition and pressure on margins and lower renewal markups for customers' contracts than previously obtained. While the Company has and will continue to take action to meet competition in its highly competitive markets with minimal impact on margins, there can be no assurance that the Company will be able to continue to do so.

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

The Company's Staffing Services segment is in a very competitive industry with few significant barriers to entry. There are many temporary service firms in the United States and Europe, many with only one or a few offices that service only a small market. On the other hand, some of this segment's principal competitors are larger and have substantially greater financial resources than the Company and service the multinational accounts whose business the Company solicits. Accordingly, these competitors may be better able than the Company to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Factors That May Affect Future Results --Continued
--------------------------------------------------


attract and retain qualified personnel and may be able to offer their customers more favorable pricing terms than the Company. Furthermore, all of the staffing industry is subject to the fact that contingent workers are provided to customers and most customers are more protective of their full-time workforce than of contingent workers.

The results of the Company's Computer Systems segment are highly dependent on the volume of calls to this segment's customers which are processed by the segment under existing contracts, the segment's ability to continue to secure comprehensive listings from others at acceptable pricing, its ability to obtain additional customers for these services and its continued ability to sell products and services to new and existing customers. The volume of transactions with this segment's customers is subject to reduction as consumers utilize listings offered on the Internet. This segment's position in its market depends largely upon its reputation, quality of service and ability to develop, maintain and implement information systems on a cost competitive basis. Although the Company continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products can be successfully marketed.


The Company's Telecommunications Services segment faces substantial competition with respect to all of its telecommunications services from other suppliers and from in-house capabilities of present and potential customers. Since many of our customers provide the same type of services as the segment, the segment faces competition from its own customers and potential customers as well as from third parties. The Telecommunications Services segment performs much of its services outdoors, and its business can be adversely affected by the degree and effects of inclement weather. Some of this segment's significant competitors are larger and have substantially greater financial resources than the Company. There are relatively few significant barriers to entry into certain of the markets in which the segment operates, and many competitors are small, local companies that generally have lower overhead. In August 2005, the Company restructured the Telecommunications Services segment which is expected to result in a reduction of future overhead within the segment, reducing its overhead headcount, consolidating two business units and closing and consolidating several of its leased locations. The Company's results in this segment are dependent upon its ability to successfully reorganize the segment and reduce overhead while retaining profitable business in this highly competitive market. The Company's ability to compete in this segment depends upon its reputation, technical capabilities, pricing, quality of service and ability to meet customer requirements in a timely manner. The Company believes that its competitive position in this segment is augmented by its ability to draw upon the expertise and resources of the Company's other segments.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Factors That May Affect Future Results --Continued
--------------------------------------------------

THE COMPANY MUST STAY IN COMPLIANCE WITH ITS SECURITIZATION PROGRAM AND OTHER LOAN AGREEMENTS

The Company is required to maintain a sufficient credit rating to enable it to continue its $150 million Securitization Program and other loan agreements and maintain its existing credit rating in order to avoid any increase in fees under these credit agreements, as well as to comply with the financial and other covenants applicable under the credit agreements and other borrowing instruments.

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

As of July 31, 2005, William Shaw, Jerome Shaw, Steven A. Shaw and members of their families own in excess of 47% of the Company's outstanding common stock. Accordingly, these shareholders are able to control the composition of the Company's board of directors and many other matters requiring shareholder approval and will continue to have significant influence over the Company's affairs. This concentration of ownership also could have the effect of delaying or preventing a change in control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of the Company.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Factors That May Affect Future Results --Continued
--------------------------------------------------

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

Staffing Services:
     Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In the first nine months of fiscal 2005, this revenue comprised approximately 76% of net consolidated sales.

     Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, and for certain contracts, sales are generated by the Company's Staffing Solutions Group's managed services operations. The Company receives an administrative fee for arranging for, billing for and collecting the billings related to staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company's payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles in Emerging Issues Task Force

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies -- Continued
-----------------------------------------

     ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In the first nine months of fiscal 2005, this revenue comprised approximately 2% of net consolidated sales.

     Outsourced Projects: Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In the first nine months of fiscal 2005, this revenue comprised approximately 6% of net consolidated sales.

     Shaw & Shaw: Sales of the Company's Shaw & Shaw subsidiary, which ceased operations in the second quarter of fiscal 2005, were generated when the Company provided professional employer organizational services ("PEO") to certain customers. Generally, the customers transferred their entire workforce or employees of specific departments or divisions to the Company, but the customers maintained control over the day-to-day job duties of the employees. In the first nine months of fiscal 2005, this revenue comprised less than 1% of net consolidated sales, due to the Company's reporting of these revenues on a net basis.

Telephone Directory:
     Directory Publishing: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in the United States and Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and distributed. In the first nine months of fiscal 2005, this revenue comprised approximately 2% of net consolidated sales.

     Ad Production and Other: Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance. In the first nine months of fiscal 2005, this revenue comprised approximately 1% of net consolidated sales.

Telecommunications Services:
     Construction: Sales are derived from the Company supplying aerial and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory and has credit risk for collecting its billings. The Company relies upon the principles in AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts," using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project. In the first nine months of fiscal 2005, this revenue comprised approximately 4% of net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies -- Continued
-----------------------------------------

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and if applicable, any completed units are delivered and accepted by the customer. In the first nine months of fiscal 2005, this revenue comprised approximately 2% of net consolidated sales.

Computer Systems:
     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In the first nine months of fiscal 2005, this revenue comprised approximately 5% of net consolidated sales.

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have the Company's systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as appropriate. In the first nine months of fiscal 2005, this revenue comprised approximately 1% of net consolidated sales.

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in AICPA SOP 97-2, "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value. In the first nine months of fiscal 2005, this revenue comprised approximately 1% of net consolidated sales.

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

Goodwill - Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but is subject to annual impairment testing using fair value methodologies. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the equity value ("fair value") of a reporting unit with its book value ("carrying amount"), including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on one or more fair value measures including present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies -- Continued
-----------------------------------------

the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss). The Company performs its impairment testing using comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured.

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

Securitization Program - The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., was $95.0 million at July 31, 2005 and $70.0 million at October 31, 2004. Accordingly, the trade receivables included on the July 31, 2005 and October 31, 2004 balance sheets have been reduced to reflect the participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company) for any of the sold receivables.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies -- Continued
-----------------------------------------

Primary Casualty Insurance Program - The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premiums are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For the policy year ended March 31, 2003, a maximum premium was predetermined and paid. For subsequent policy years, management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of services in the period in which such determination is made.


Medical Insurance Program - Beginning in April 2004, the Company became self-insured for the majority of its medical benefit programs. The Company remains insured for a portion of its medical program (primarily HMOs) as well as the entire dental program. The Company provides the self-insured medical benefits through an arrangement with a third-party administrator. However, the liability for the self-insured benefits is limited by the purchase of stop loss insurance. Contributed and withheld funds and related liabilities for the self-insured program together with unpaid premiums for the insured programs, other than the current provision, are held in a 501(c)(9) employee welfare benefit trust and do not appear on the balance sheet of the Company. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected losses based on statistical analyses of historical data. The provision for future payments is initially adjusted by the enrollment levels in the various plans. Periodically, the resulting liabilities are monitored and will be adjusted as warranted by changing circumstances. Should the amount of claims occurring exceed what was estimated or medical costs increase beyond what was expected, liabilities might not be sufficient, and additional expense may be recorded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 31, 2005 COMPARED
TO THE NINE MONTHS ENDED AUGUST 1, 2004

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not indicative of the results which may be expected for any subsequent periods.



                                                                      Nine Months Ended              Three Months Ended
                                                                ---------------------------     ---------------------------
                                                                  July 31,        August 1,       July 31,        August 1,
                                                                   2005             2004           2005            2004
                                                                -----------     -----------     -----------     -----------
                                                                                (Restated)
                                                                                            (In thousands)
Net Sales:
---------
Staffing Services
   Staffing                                                     $ 1,297,067     $ 1,150,026     $   440,151     $   410,112
   Managed Services                                                 888,105         835,850         278,339         306,054
                                                                -----------     -----------     -----------     -----------
   Total Gross Sales                                              2,185,172       1,985,876         718,490         716,166
   Less: Non-Recourse Managed Services                             (861,790)       (814,770)       (268,305)       (298,354)
                                                                -----------     -----------     -----------     -----------
   Net Staffing Services                                          1,323,382       1,171,106         450,185         417,812
Telephone Directory                                                  56,972          52,118          23,899          19,436
Telecommunications Services                                          93,964         100,445          30,825          37,041
Computer Systems                                                    127,920          80,550          43,806          30,128
Elimination of inter-segment sales                                  (14,843)        (11,049)         (5,200)         (3,685)
                                                                -----------     -----------     -----------     -----------
Total Net Sales                                                 $ 1,587,395     $ 1,393,170     $   543,515     $   500,732
                                                                ===========     ===========     ===========     ===========
Segment Operating Profit (Loss):

Staffing Services                                               $    16,668     $    22,600     $     6,952     $    11,642
Telephone Directory                                                  10,211           7,215           5,603           2,621
Telecommunications Services                                          (3,219)         (1,655)           (983)          1,064
Computer Systems                                                     24,579          19,479           8,050           9,090
                                                                -----------     -----------     -----------     -----------
Total Segment Operating Profit                                       48,239          47,639          19,622          24,417
General corporate expenses                                          (26,503)        (22,897)         (9,220)         (7,704)
                                                                -----------     -----------     -----------     -----------
Total Operating Profit                                               21,736          24,742          10,402          16,713
Interest income and other expense                                    (1,043)         (2,381)           (297)           (952)
Foreign exchange (loss) gain - net                                     (116)            (98)            144             (28)
Interest expense                                                     (1,382)         (1,321)           (428)           (441)
                                                                -----------     -----------     -----------     -----------
Income from Continuing Operations Before Minority Interest and
    Income Taxes                                                $    19,195     $    20,942     $     9,821     $    15,292
                                                                ===========     ===========     ===========     ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 31, 2005 COMPARED
TO THE NINE MONTHS ENDED AUGUST 1, 2004--Continued

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

     Telephone   Directory:   This  segment  publishes   independent   telephone
     directories, provides telephone directory production services, database management and printing.

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

Numerous non-seasonal factors impacted sales and profits in the current nine and three month periods. In the nine months and the current quarter, the sales of the Staffing Services segment, in addition to the factors noted above, were positively impacted by a continued increase in the use of contingent technical staffing, although the growth rate in the third quarter decreased. Operating profits in both periods were lower than their comparable periods due to decreased margins and higher overhead costs incurred to enable the continuation of the growth in the Technical Placement division, including the VMC Consulting business. Operating profits for the segment have decreased in the nine and three-month periods due to a decrease in gross margins and a growth in overhead costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 31, 2005 COMPARED
TO THE NINE MONTHS ENDED AUGUST 1, 2004--Continued

EXECUTIVE OVERVIEW--Continued
-----------------------------

The sales and operating profits of the Telephone Directory segment increased in the nine and three-month periods predominantly due to third quarter sales increases and overhead cost reductions throughout the segment.

The sales and operating results of the Telecommunications Services segment have decreased for the nine and three-month periods predominantly due to the continued sales decline in parts of its business in the current quarter and reduced segment margins for the year. However, the Company continues to carefully monitor the overhead within the segment in order to partially mitigate the effect of the reduced segment sales and margins.

Due to the current state of the telecommunications industry and as a result of recent losses in its Telecommunications Services segment, in August 2005, the Company restructured the Telecommunications Services segment which is expected to result in a reduction of future overhead within the segment of approximately $4.2 million on an annual basis. The restructuring will result in the segment reducing its overhead headcount, consolidating two business units and closing and consolidating several of its leased locations. The Company anticipates taking a charge for employee severance and lease terminations costs approximating $0.4 million in the fourth quarter.

For the nine months and current quarter, the Computer Systems segment's sales continue to be positively impacted by the increase in the segment's ASP directory assistance outsourcing business, in which there continues to be a substantial increase in transaction revenue, as well as revenue from the business acquired from Nortel Networks. The operating profit for the segment increased substantially for the nine-month period, but reflected a decline in the current quarter due to the presence in the prior year of non-recurring income from vendor settlements.

The Company has, and will continue to focus on aggressively increasing its market share, while attempting to maintain margins and minimize overhead increases in order to increase profits.

The Company continues its effort to streamline its processes to manage the business and protect its assets through the continued deployment of its Six Sigma initiatives, upgrading its financial reporting systems, its compliance with the Sarbanes-Oxley Act, and the standardization and upgrading of IT redundancy and business continuity for corporate systems and communications networks. To the extent possible, the Company has been utilizing, and will continue to utilize, internal resources supplemented with temporary staff and consultants to comply with the Sarbanes-Oxley Act by the end of fiscal year 2005. To-date, outside costs of compliance with this Act, including software licenses, equipment, temporary staff, consultants and professional fees amounted to $1.9 million, and it is anticipated that an additional $1.0 million, excluding audit fees, will be expended in the remainder of calendar year 2005.

RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In the first nine months of fiscal 2005, consolidated net sales increased by $194.2 million, or 14%, to $1.6 billion, from the comparable period in fiscal 2004. The primary increase in fiscal 2005 net sales resulted from increases in Staffing Services of $152.3 million and Computer Systems of $47.4 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 31, 2005 COMPARED
TO THE NINE MONTHS ENDED AUGUST 1, 2004--Continued

RESULTS OF OPERATIONS - SUMMARY--Continued
------------------------------------------

Net income for the first nine months of fiscal 2005 was $8.7 million compared to $22.2 million in the prior year's period. The results of the 2004 period included a gain from discontinued operations from the sale of real estate of $9.5 million. The Company reported a pre-tax income from continuing operations before minority interest for the nine months of fiscal 2005 of $19.2 million, compared to $20.9 million in the prior year's period.

The Company's operating segments reported an operating profit of $48.2 million in the nine-month period of 2005, an increase of $0.6 million, or 1%, from the comparable 2004 period. Contributing to the increase were increases in the operating profit of the Computer Systems segment of $5.1 million and the Telephone Directory segment of $3.0 million, partially offset by decreases in the Staffing Services segment of $5.9 million and the Telecommunications Services segment of $1.6 million.

General corporate expenses increased by $3.6 million, or 16%, due to costs incurred to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communication networks, as well as salary and professional fee increases. In addition, the Company incurred costs related to compliance with the Sarbanes-Oxley Act.

RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------

                                                            Nine Months Ended
                                                           -------------------
                                                July 31, 2005             August 1, 2004
                                             -------------------       -------------------
Staffing Services                                           % of                     % of       Favorable        Favorable
------------------                                          Net                       Net     (Unfavorable)    (Unfavorable)
(Dollars in Millions)                        Dollars       Sales        Dollars      Sales       Change          % Change
                                             --------      -----       --------      -----     -----------      -----------
Staffing Sales (Gross)                       $1,297.1                  $1,150.0                  $147.1             12.8%
---------------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross) *                $888.1                  $  835.9                  $ 52.2              6.3%
---------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                  $1,323.4                  $1,171.1                  $152.3             13.0%
---------------------------------------------------------------------------------------------------------------------------
Gross Profit                                 $  200.4      15.1%       $  182.1      15.5%       $ 18.3             10.0%
---------------------------------------------------------------------------------------------------------------------------
Overhead                                     $  183.7      13.9%       $  159.5      13.6%      ($ 24.2)           (15.2%)
---------------------------------------------------------------------------------------------------------------------------
Operating Profit                             $   16.7       1.2%       $   22.6       1.9%      ($  5.9)           (26.3%)
---------------------------------------------------------------------------------------------------------------------------

* Included in Managed Service Sales (Gross) are billings for associate vendors which are substantially all excluded from Sales (Net).

The sales increase of the Staffing Services segment in the first nine months of fiscal 2005 from the comparable fiscal 2004 period was due to increased staffing business in both the Technical Placement and the Administrative and Industrial divisions and in the VMC Consulting business of the Technical Placement division. The decrease in operating profit in the segment resulted from the decrease in gross margin percentage and higher overhead costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 31, 2005 COMPARED
TO THE NINE MONTHS ENDED AUGUST 1, 2004--Continued

STAFFING SERVICES --Continued
-----------------------------

                                                           Nine Months Ended
                                                           -----------------
                                               July 31, 2005                August 1, 2004
                                           ---------------------       ----------------------
Technical Placement Division                              % of                      % of          Favorable          Favorable
----------------------------                               Net                       Net         (Unfavorable)     (Unfavorable)
(Dollars in Millions)                       Dollars       Sales        Dollars      Sales           Change           % Change
                                           --------       -----        -------     -------       -----------        ----------
------------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                              $1,667.4                    $1,506.3                    $161.1              10.7%
------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                $  823.3                    $  707.9                    $115.4              16.3%
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                               $  136.7       16.6%        $  121.0     17.1%          $ 15.7              13.0%
------------------------------------------------------------------------------------------------------------------------------
Overhead                                   $  113.8       13.8%        $   95.0     13.4%         ($ 18.8)            (19.8%)
------------------------------------------------------------------------------------------------------------------------------
Operating Profit                           $   22.9        2.8%        $   26.0      3.7%         ($  3.1)            (12.0%)
------------------------------------------------------------------------------------------------------------------------------

The Technical Placement division's increase in net sales in the first nine months of fiscal 2005 from the comparable fiscal 2004 period was due to a $99.2 million, or 16%, sales increase in traditional alternative staffing, an $11.3 million, or 15%, increase in VMC Consulting project management and consulting sales and a $4.9 million, or 25% increase in net managed service associate vendor sales. The decrease in the operating profit was the result of the increase in overhead as a percentage of net sales and the decrease in gross margin percentage, partially offset by the increased sales. The decrease in gross margin percentage was due to higher payroll taxes throughout the division and reduced markups within VMC Consulting. The increase in overhead was principally due to an increase in indirect labor and related payroll costs incurred to sustain the sales growth of the division, including the VMC Consulting business.

                                                          Nine Months Ended
                                                          -----------------
                                               July 31, 2005          August 1, 2004
                                            -------------------       --------------
Administrative & Industrial Division                      % of                         % of         Favorable         Favorable
------------------------------------                       Net                          Net        (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars          Sales         Change           % Change
                                            -------       -----       -------          -----         ------           --------
Sales (Gross)                               $517.8                    $479.6                         $38.2               8.0%
------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                 $500.1                    $463.2                         $36.9               8.0%
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                $ 63.7        12.7%       $ 61.1           13.2%         $ 2.6               4.2%
------------------------------------------------------------------------------------------------------------------------------
Overhead                                    $ 69.9        14.0%       $ 64.5           13.9%        ($ 5.4)             (8.4%)
------------------------------------------------------------------------------------------------------------------------------
Operating Loss                             ($  6.2)       (1.3%)     ($  3.4)         (0 .7%)       ($ 2.8)            (82.3%)
------------------------------------------------------------------------------------------------------------------------------

The Administrative and Industrial division's increase in gross sales in the first nine months of fiscal 2005 resulted from revenue from both new accounts and increased business from existing accounts. The increased operating loss was a result of the decreased gross margin percentage and the increase in overhead as a percentage of sales, partially offset by the increased sales. The decrease in gross margin percentage was primarily due to higher payroll taxes and the increase in overhead was due to increases in indirect labor.

Although the markets for the segment's services include a broad range of industries throughout the United States and Europe, general economic difficulties in specific geographic areas or industrial sectors have in the past and could, in the future, affect the profitability of the segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 31, 2005 COMPARED
TO THE NINE MONTHS ENDED AUGUST 1, 2004--Continued

TELEPHONE DIRECTORY

                                                           Nine Months Ended
                                                           -----------------
                                               July 31, 2005            August 1, 2004
                                            --------------------    -----------------------
Telephone Directory                                       % of                         % of          Favorable     Favorable
------------------------------------                       Net                          Net        (Unfavorable)  (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars          Sales         Change        % Change
                                            -------       -----       -------          -----         ------        --------
                                                                     (Restated)     (Restated)
Sales (Net)                                  $57.0                      $52.1                         $4.9              9.3%
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                 $30.2         53.0%        $27.9         53.6%           $2.3              8.3%
-----------------------------------------------------------------------------------------------------------------------------
Overhead                                     $20.0         35.1%        $20.7         39.7%           $0.7              3.3%
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit                             $10.2         17.9%        $ 7.2         13.9%           $3.0             41.5%
-----------------------------------------------------------------------------------------------------------------------------

The components of the Telephone Directory segment's sales increase for the first nine months of fiscal 2005 from to the comparable 2004 period were an increase of $2.6 million in systems revenue and a $2.2 million increase in printing revenue in Uruguay, partially offset by a $0.1 million decrease in other sales. Publishing sales increased slightly, with a $1.5 million increase in the sales of the DataNational community telephone directory operation, offset by sales decreases in the Uruguayan directory operation of $0.5 million and the elimination of a domestic directory publication of $0.7 million sold in fiscal 2004. The DataNational and Uruguayan variances in sales were due to the changes in the number of directories printed and delivered. The increase in the segment's operating profit from the comparable period in fiscal 2004 was the result of the sales increase and the decrease in overhead due to $0.7 million of expenses incurred in fiscal 2004 in connection with an investigation in Uruguay, partially offset by lower margins recognized on the Uruguayan telephone directories published in the period.

Other than the DataNational division, which accounted for 66% of the segment's fiscal 2005 first nine months' sales, the segment's business is obtained through submission of competitive proposals for production and other contracts. These short and long-term contracts are re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, this segment's sales and profitability are highly dependent on advertising revenue for DataNational's directories, which could be affected by general economic conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 31, 2005 COMPARED
TO THE NINE MONTHS ENDED AUGUST 1, 2004--Continued

TELECOMMUNICATIONS SERVICES

                                                          Nine Months Ended
                                                          -----------------
                                              July 31, 2005              August 1, 2004
                                            ------------------        --------------------
Telcommunications Services                                % of                        % of         Favorable          Favorable
------------------------------------                       Net                         Net       (Unfavorable)      (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars         Sales         Change            % Change
                                            -------       -----       -------         ----         --------           --------
Sales (Net)                                 $94.0                     $100.4                         ($6.4)              (6.5%)
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                $18.7         19.9%       $ 25.7          25.6%          ($7.0)             (27.1%)
-------------------------------------------------------------------------------------------------------------------------------
Overhead                                    $21.9         23.3%       $ 27.3          27.2%           $5.4               19.8%
-------------------------------------------------------------------------------------------------------------------------------
Operating Loss                             ($ 3.2)       ( 3.4%)     ($ 1.6)          (1.6%)         ($1.6)             (94.5%)
-------------------------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales decrease of $6.4 million, or 7%, in the first nine months of fiscal 2005 from the comparable 2004 period was due to a decline in capital spending by telephone companies. The increase in the operating loss was due to the sales and gross margin decreases, partially offset by a decrease in overhead (which in the 2004 period included a previously reported $1.3 million charge in the nine months of fiscal 2004 related to a domestic consulting contract for services). Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment. Actions by major long-distance telephone companies to reduce marketing of local residential service have negatively impacted sales and continue to impact margins of the segment.

Due to the current state of the telecommunications industry and as a result of recent losses in its Telecommunications Services segment, in August 2005, the Company restructured the Telecommunications Services segment which is expected to result in a reduction of future overhead within the segment of approximately $4.2 million on an annual basis. The restructuring will result in the segment reducing its overhead headcount, consolidating two business units and closing and consolidating several of its leased locations. The Company anticipates taking a charge for employee severance and lease terminations costs approximating $0.4 million in the fourth quarter. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", the liability for all of the costs to be recognized under this restructuring is to be recognized when the liability is incurred. The plan for the downsizing, initiated in August 2005, is expected to be completed in the Company's fourth quarter, when such charges will be made within the segment.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 31, 2005 COMPARED
TO THE NINE MONTHS ENDED AUGUST 1, 2004--Continued

COMPUTER SYSTEMS

                                                           Nine Months Ended
                                                           -----------------
                                               July 31, 2005              August 1, 2004
                                            -------------------       ----------------------
Computer Systems                                          % of                        % of         Favorable        Favorable
------------------------------------                       Net                         Net        (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars       Sales        Dollars        Sales          Change          % Change
                                            -------       -----       ----------      ------      ------------      ----------
Sales (Net)                                 $127.9                       $80.5                        $47.4              58.8%
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                $ 67.8         53.0%         $48.1         59.8%          $19.7              40.9%
------------------------------------------------------------------------------------------------------------------------------
Overhead                                    $ 43.2         33.8%         $28.6         35.6%         ($14.6)            (50.9%)
------------------------------------------------------------------------------------------------------------------------------
Operating Profit                            $ 24.6         19.2%         $19.5         24.2%           $5.1              26.2%
------------------------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in the first nine months of fiscal 2005 over the comparable 2004 period was due to improvements in the segment's operator services business, including ASP directory assistance, which reflected a $32.7 million, or 81%, growth in sales during the period, a sales increase of $2.9 million, or 50%, in DataServ's data services which are provided to non-telco enterprise customers, a $4.2 million, or 15%, sales growth in the Maintech division's IT maintenance services, and a $7.6 million, or 125%, increase in product revenue recognized. The sales increases noted above included $21.0 million of DOS Business acquired from Nortel Networks, which represented 16% of the segment's sales for the 2005 period. The growth in operating profit from the comparable 2004 period was the result of the increase in sales and the decrease in overhead as a percentage of sales, partially offset by the decrease in gross margin percentage. The lower gross margin percentage in the first nine months of fiscal 2005, as compared to the comparable first nine months of fiscal 2004 was partially due to the favorable settlement of vendor disputes and refunds in the first nine months of fiscal 2004 approximating $1.5 million, lower margins recognized in the first nine months of fiscal 2005 related to product revenue and the absence of Nortel business in the nine months of fiscal 2004, the margins of which are lower than the segment average.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 31, 2005 COMPARED
TO THE NINE MONTHS ENDED AUGUST 1, 2004--Continued

RESULTS OF OPERATIONS -- OTHER


                                                            Nine Months Ended
                                                          ----------------------
                                               July 31, 2005               August 1, 2004
                                            -------------------       ----------------------
Other                                                     % of                        % of         Favorable         Favorable
------------------------------------                       Net                         Net        (Unfavorable)     (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars          Sales         Change           % Change
                                            -------       -----       -------          -----         ------           --------
Selling & Administrative *                   $66.0       4.2%        $58.5             4.2%         ($7.5)           (12.7%)
-----------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                  $22.6       1.4%        $18.8             1.4%         ($3.8)           (20.1%)
-----------------------------------------------------------------------------------------------------------------------------
Interest Income                              $ 1.9       0.1%         $0.7             0.0%          $1.2            173.1%
-----------------------------------------------------------------------------------------------------------------------------
Other Expense                                ($2.9)      0.2%        ($3.1)            0.2%          $0.2             (5.0%)
-----------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Loss                        ($0.1)      0.0%        ($0.1)            0.0%          $0.0            (18.4%)
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense                             ($1.4)      0.1%        ($1.3)            0.1%         ($0.1)            (4.6%)
-----------------------------------------------------------------------------------------------------------------------------

*    The first nine months of fiscal 2004 amount has been restated

Other items, discussed on a consolidated basis, affecting the results of operations for the fiscal periods were:

The increase in selling and administrative expenses in the first nine months of fiscal 2005 from the comparable 2004 quarter was a result of increased selling expenses to support the increased sales levels throughout the Company, in addition to increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks. In addition, the Company incurred increased salaries, professional fees and costs related to compliance with the Sarbanes-Oxley Act.


The increase in depreciation and amortization for the first nine months of fiscal 2005 from the comparable 2004 quarter was attributable to increases in fixed assets, primarily in the Computer Systems and Staffing Services segments, and the increased amortization of intangible assets in the Computer Systems segment.

Interest income increased due to higher interest rates together with additional funds available for investment.

Other expense in both fiscal years is primarily the charges related to the Company's Securitization Program as well as business taxes and sundry expenses.

The Company's effective tax rate on its financial reporting pre-tax income from continuing operations was 40.0% in the first nine months of 2005 compared to 39.4% in 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 31, 2005 COMPARED
TO THE THREE MONTHS ENDED AUGUST 1, 2004--Continued

RESULTS OF OPERATIONS - SUMMARY

In the third quarter of fiscal 2005, consolidated net sales increased by $42.8 million, or 9%, to $543.5 million, from the comparable period in fiscal 2004. The primary increases in fiscal 2005 net sales resulted from increases in Staffing Services of $32.4 million and Computer Systems of $13.7 million.

Net income for the third quarter of fiscal 2005 was $5.0 million compared to $9.2 million in the comparable 2004 third quarter. The Company reported a pre-tax income from continuing operations before minority interest for the third quarter of fiscal 2005 of $9.8 million compared to $15.3 million in the prior year's third quarter.

The Company's operating segments reported an operating profit of $19.6 million in the fiscal 2005 quarter, a decrease of $4.8 million, or 20%, from the comparable 2004 quarter. The segments with decreased operating results were Staffing Services, $4.7 million, Telecommunications Services, $2.0 million and Computer Systems, $1.0 million, partially offset by an increase in the operating profit of the Telephone Directory segment of $3.0 million.

General corporate expenses increased by $1.5 million, or 20%, due to costs incurred to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communication networks, as well as salary and professional fee increases. In addition, the Company incurred costs related to compliance with the Sarbanes-Oxley Act.


RESULTS OF OPERATIONS - BY SEGMENT

STAFFING SERVICES

                                                          Three Months Ended
                                                          ------------------
                                                 July 31, 2005            August 1, 2004
                                            ---------------------     ----------------------
Staffing Services                                         % of                        % of         Favorable         Favorable
------------------------------------                       Net                         Net        (Unfavorable)     (Unfavorable)
(Dollars in Millions)                        Dollars       Sales        Dollars        Sales         Change           % Change
                                            --------       -----       ---------      ------         ------           --------

Staffing Sales (Gross)                        $440.2                     $410.1                       $30.1             7.3%
--------------------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross) *               $278.3                     $306.1                      ($27.8)           (9.1%)
--------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                   $450.2                     $417.8                       $32.4             7.8%
--------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $ 69.0        15.3%        $ 67.2        16.1%          $ 1.8             2.6%
--------------------------------------------------------------------------------------------------------------------------------
Overhead                                      $ 62.0        13.8%        $ 55.6        13.3%         ($ 6.4)          (11.6%)
--------------------------------------------------------------------------------------------------------------------------------
Operating Profit                              $  7.0         1.5%        $ 11.6         2.8%         ($ 4.6)          (40.3%)
--------------------------------------------------------------------------------------------------------------------------------

* Included in Managed Service Sales (Gross) are billings for associate vendors which are substantially all excluded from Sales (Net).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 31, 2005 COMPARED
TO THE THREE MONTHS ENDED AUGUST 1, 2004--Continued

RESULTS OF OPERATIONS - BY SEGMENT --Continued

STAFFING SERVICES--Continued

The sales increase of the Staffing Services segment in the fiscal 2005 third quarter from the comparable fiscal 2004 quarter was due to increased staffing business in both the Technical Placement and the Administrative and Industrial divisions, with a decrease in the VMC Consulting business of the Technical Placement division. The decrease in operating profit in the segment resulted from the decrease in gross margin percentage and the higher overhead costs.


                                                            Three Months Ended
                                                            -------------------
                                              July 31, 2005              August 1, 2004
                                           -------------------       ----------------------
Technical Placement Division                              % of                        % of         Favorable          Favorable
------------------------------------                       Net                         Net        (Unfavorable)      (Unfavorable)
(Dollars in Millions)                      Dollars       Sales       Dollars          Sales         Change            % Change
                                           -------       -----       -------          -----         ------           ------------
Sales (Gross)                              $544.1                      $543.6                        $ 0.5               0.1%
---------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                $282.1                      $251.4                        $30.7              12.2%
---------------------------------------------------------------------------------------------------------------------------------
Gross Profit                               $ 47.0         16.7%        $ 44.4          17.7%         $ 2.6               5.7%
---------------------------------------------------------------------------------------------------------------------------------
Overhead                                   $ 38.7         13.7%        $ 33.4          13.3%        ($ 5.3)            (15.8%)
---------------------------------------------------------------------------------------------------------------------------------
Operating Profit                           $  8.3          2.9%        $ 11.0           4.4%        ($ 2.7)            (24.9%)
---------------------------------------------------------------------------------------------------------------------------------

The Technical Placement division's increase in net sales in the third quarter of fiscal 2005 from the comparable fiscal 2004 quarter was primarily due to a $29.8 million, or 14%, sales increase in traditional alternative staffing sales. The decrease in the operating profit was the result of the reduction in gross margin percentage and the increase in overhead as a percentage of sales, partially offset by the increased sales. The decrease in gross margin percentage was due to higher payroll taxes throughout the division and reduced markups within VMC Consulting. The increase in overhead was principally due to an increase in indirect labor and related payroll costs incurred to sustain the forecasted growth of the division, including the VMC Consulting business.


                                                                 Three Months Ended
                                                                 -----------------
                                                    July 31, 2005            August 1, 2004
                                                    -------------            --------------
Administrative & Industrial Division                      % of                        % of         Favorable         Favorable
------------------------------------                       Net                         Net        (Unfavorable)     (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars          Sales         Change           % Change
                                            -------       -----       -------          -----         ------           --------

Sales (Gross)                               $174.4                    $172.6                           $1.8               1.0%
------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                 $168.1                    $166.4                           $1.7               1.0%
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                $ 22.0        13.1%       $ 22.8          13.7%           ($0.8)           (  3.4%)
------------------------------------------------------------------------------------------------------------------------------
Overhead                                    $ 23.3        13.9%       $ 22.2          13.3%           ($1.1)           (  5.3%)
------------------------------------------------------------------------------------------------------------------------------
Operating (Loss) Profit                    ($  1.3)      ( 0.8%)      $  0.6           0.4%           ($1.9)           (309.4%)
------------------------------------------------------------------------------------------------------------------------------

The Administrative and Industrial division's increase in gross sales in the third quarter of fiscal 2005 compared to the fiscal 2004 third quarter resulted from both revenue from new accounts and increased business from

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 31, 2005 COMPARED
TO THE THREE MONTHS ENDED AUGUST 1, 2004--Continued

STAFFING SERVICES --Continued

existing accounts, partially offset by the elimination of the division's PEO sales ($2.3 million in the third quarter of fiscal 2004), due to the Company terminating this service. The current quarter's operating loss, as compared to the comparable quarter's profit, was due to the reduced gross margins and the increase in overhead as a percentage of sales, partially offset by the slight increase in sales. The decrease in gross margin was due to higher payroll taxes and the increase in overhead was due to an increase in indirect labor.


TELEPHONE DIRECTORY

                                                            Three Months Ended
                                                            ------------------
                                                July 31, 2005              August 1, 2004
                                            -------------------       ----------------------
Telephone Directory                                       % of                         % of         Favorable        Favorable
------------------------------------                       Net                          Net        (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars          Sales         Change           % Change
                                            -------       -----       -------         ------         ------           --------
 Sales (Net)                                 $23.9                      $19.4                         $4.5              23.0%
 -----------------------------------------------------------------------------------------------------------------------------
 Gross Profit                                $12.7       53.3%          $10.9          56.1%          $1.8              16.7%
 -----------------------------------------------------------------------------------------------------------------------------
 Overhead                                    $ 7.1       29.8%          $ 8.3          42.6%          $1.2              14.0%
 -----------------------------------------------------------------------------------------------------------------------------
 Operating Profit                            $ 5.6       23.4%          $ 2.6          13.5%          $3.0             113.8%
 -----------------------------------------------------------------------------------------------------------------------------

The components of the Telephone Directory segment's sales increase for the third quarter of fiscal 2005 from the comparable 2004 quarter were increases of $1.9 million in the community telephone directory operation of DataNational, $0.7 million in the sales of the telephone directory systems operation, $1.7 million in the printing operation in Uruguay. The DataNational increased revenue was due to a change in the number of directories printed and delivered during the quarter. The segment's increased operating profit was the result of the sales increase and the decrease in overhead due to $0.7 million of expenses incurred in fiscal 2004 in connection with an investigation in Uruguay, partially offset by the decrease in gross margin percentage, primarily due to the product mix within the segment.


TELECOMMUNICATIONS SERVICES

                                                              Three Months Ended
                                                              ------------------
                                               July 31, 2005            August 1, 2004
                                            ---------------------      -----------------------
Telecommunications                                         % of                        % of         Favorable         Favorable
------------------------------------                        Net                         Net        (Unfavorable)     (Unfavorable)
(Dollars in Millions)                       Dollars        Sales       Dollars         Sales         Change           % Change
                                            -------       -------      -------         -----         ------            --------
Sales (Net)                                  $30.8                      $37.0                        ($6.2)              (16.8%)
--------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                 $ 6.3         20.5%         $10.5         28.4%         ($4.2)              (40.1%)
--------------------------------------------------------------------------------------------------------------------------------
Overhead                                     $ 7.3         23.6%         $ 9.5         25.5%          $2.2                23.0%
--------------------------------------------------------------------------------------------------------------------------------
Operating (Loss) Profit                     ($ 1.0)        (3.2%)        $ 1.0          2.9%         ($2.0)             (192.4%)
--------------------------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales decrease of $6.2 million, or 17%, in the third quarter of fiscal 2005 from the comparable 2004 quarter was due to a decline in capital spending by telephone companies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 31, 2005 COMPARED
TO THE THREE MONTHS ENDED AUGUST 1, 2004--Continued

TELECOMMUNICATIONS SERVICES--Continued

The segment's operating loss for the quarter was due to the sales decrease and the reduction in the gross margin percentage, partially offset by the decreased overhead. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and gross margins throughout most of the segment. Actions by major long-distance telephone companies to reduce marketing to local residential service have negatively impacted sales and continue to impact margins of the segment.


COMPUTER SYSTEMS

                                                             Three Months Ended
                                                             ------------------
                                                July 31, 2005             August 1, 2004
                                            ---------------------     ----------------------
Computer Systems                                          % of                        % of         Favorable         Favorable
------------------------------------                       Net                         Net        (Unfavorable)     (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars          Sales         Change           % Change
                                            -------       -----       -------          -----         ------           --------
Sales (Net)                                  $43.8                        $30.1                         $13.7             45.4%
--------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                 $23.0          52.5%         $19.6        65.0%            $ 3.4             17.4%
--------------------------------------------------------------------------------------------------------------------------------
Overhead                                     $14.9          34.1%         $10.5        34.8%           ($ 4.4)           (42.4%)
--------------------------------------------------------------------------------------------------------------------------------
Operating Profit                             $ 8.1          18.4%         $ 9.1        30.2%           ($ 1.0)           (11.4%)
--------------------------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in the third quarter of fiscal 2005 over the comparable 2004 quarter was due to improvements in the segment's operator services business, including ASP directory assistance, which reflected a $9.2 million, or 64%, growth in sales during the quarter, a sales increase of $0.9 million, or 43%, in DataServ's data services which are provided to non-telco enterprise customers, a $1.8 million, or 18%, sales growth in the Maintech division's IT maintenance services, and a $1.8 million, or 49%, increase in product revenue recognized. The sales increases noted above included $6.2 million of DOS Business acquired from Nortel Networks, which represented 14% of the segment's sales for the 2005 quarter. The decrease in operating profit from the comparable 2004 fiscal quarter was the result of the decrease in gross margin percentage and the increase in overhead partially offset by increased sales. The lower gross margin percentage in the current quarter, as compared to the comparable 2004 quarter was partially due to the favorable settlement of vendor disputes and refunds in the 2004 fiscal quarter approximating $1.5 million, lower margins recognized in the current quarter related to product revenue and the absence of Nortel business in the 2004 quarter, the margins of which are lower than the segment average.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 31, 2005 COMPARED
TO THE THREE MONTHS ENDED AUGUST 1, 2004--Continued

RESULTS OF OPERATIONS -- OTHER

                                                             Three Months Ended
                                                             -------------------
                                               July 31, 2005              August 1, 2004
                                            --------------------      ----------------------
Other                                                     % of                        % of         Favorable         Favorable
------------------------------------                       Net                         Net        (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars          Sales         Change          % Change
                                            -------       -----       -------          -----         ------          --------
Selling & Administrative                     $23.0         4.2%        $20.6            4.1%         ($2.4)           (11.6%)
-----------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                  $ 7.6         1.4%         $6.5            1.3%         ($1.1)           (17.6%)
-----------------------------------------------------------------------------------------------------------------------------
Interest Income                              $ 0.8         0.1%         $0.3            0.1%          $0.5            194.9%
-----------------------------------------------------------------------------------------------------------------------------
Other Expense                               ($ 1.0)       (0.2%)       ($1.2)          (0.2%)         $0.2             13.4%
-----------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Loss                        $ 0.1         0.0%        ($0.0)           0.0%          $0.1                 -
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense                            ($ 0.4)       (0.1%)       ($0.4)          (0.1%)         $0.0              3.0%
-----------------------------------------------------------------------------------------------------------------------------

Other items, discussed on a consolidated basis, affecting the results of operations for the fiscal periods were:

The increase in selling and administrative expenses in the third quarter of fiscal 2005 from the comparable 2004 quarter was a result of increased selling expenses to support the increased sales levels throughout the Company, in addition to increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks. In addition, the Company incurred increased salaries, professional fees and costs related to compliance with the Sarbanes-Oxley Act.

The increase in depreciation and amortization for the third quarter of fiscal 2005 from the comparable 2004 quarter was attributable to increases in fixed assets, primarily in the Computer Systems and Staffing Services segments, and the increased amortization of intangible assets in the Computer Systems segment.

Interest income increased due to higher interest rates together with additional funds available for investment.

Other expense in both fiscal years is primarily the charges related to the Company's Securitization Program as well as business taxes and sundry expenses.

The Company's effective tax rate on its financial reporting pre-tax income from continuing operations was 40.7% in the third fiscal quarter of 2005 and 39.6% in the comparable quarter of 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, including restricted cash held in escrow for primarily ProcureStaff customers of $24.2 million and $43.7 million at July 31, 2005 and October 31, 2004, respectively, increased by $1.0 million to $89.0 million in the nine months ended July 31, 2005. Unrestricted cash and cash equivalents increased by $20.6 million to $64.9 million at July 31, 2005.

Operating activities provided $17.1 million of cash in the first nine months of fiscal 2005. In the comparable fiscal 2004 period, operating activities provided $8.1 million in cash.

Operating activities in the first nine months of fiscal 2005, exclusive of changes in operating assets and liabilities, produced $36.9 million of cash, as the Company's net income of $8.7 million included non-cash charges primarily for depreciation and amortization of $22.6 million, accounts receivable provisions of $3.1 million, and minority interest of $4.7 million, partially offset by a deferred tax benefit of $2.3 million. In the first nine months of fiscal 2004, operating activities, exclusive of changes in operating assets and liabilities, produced $30.7 million of cash, as the Company's net income of $22.2 million included non-cash charges primarily for depreciation of $18.8 million, and accounts receivable provisions of $3.8 million, partially offset by income from discontinued operations of $9.5 million and a deferred tax benefit of $4.5 million.

Changes in operating assets and liabilities used $19.8 million of cash, net, in the first nine months of fiscal 2005 principally due to a decrease in the level of accounts payable and accrued expenses of $33.7 million, a decrease in deferred income and other liabilities of $5.3 million, a decrease in income taxes payable of $5.2 million and an increase in prepaid and other assets of $5.1 million, partially offset by an increase in securitization of receivables of $25.0 million and a decrease in the level of accounts receivable of $9.9 million. In the first nine months of fiscal 2004 changes in operating assets and liabilities used $22.6 million of cash, net, principally due to an increase in the level of accounts receivable of $57.4 million and a $10.0 million reduction in the participation interest sold under the Company's Securitization Program, partially offset by an increase in the level of accounts payable and accrued expenses of $29.5 million, an increase in the level of deferred income and other liabilities of $4.3 million and a decrease in the level of inventory of $5.9 million.

The $16.6 million of cash applied to investing activities for the first nine months of fiscal 2005 resulted from the net additions to property, plant and equipment totaling of $17.4 million, offset by the net reduction in investments of $0.3 million. The principal factors in the $5.5 million of cash applied to investing activities for the first nine months of fiscal 2004 were the net additions to property, plant and equipment totaling $24.3 million substantially offset by $18.5 million in proceeds from the sale of real estate previously leased to the Company's former 59%-owned subsidiary.

The principal factor in the $1.1 million of cash provided by financing activities in the first nine months of fiscal 2005 was funds received from employees' exercises of stock options of $1.2 million. The principal factor in the $3.7 million of cash provided by financing activities in the first nine months of fiscal 2004 was an increase in notes payable to banks of $3.5 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Commitments
-----------

There has been no material change through July 31, 2005 in the Company's contractual cash obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

Off-Balance Sheet Financing
---------------------------

The Company has no off-balance sheet financing arrangements, as that term has meaning in Item 303(a) (4) of Regulation S-K.

Securitization Program
----------------------

In April 2005, the Company amended its $150.0 million accounts receivable securitization program ("Securitization Program") to provide that the expiration date be extended from April 2006 to April 2007. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $150.0 million). The Company retains the servicing responsibility for the accounts receivable. At July 31, 2005, TRFCO had purchased from Volt Funding a participation interest of $95.0 million out of a pool of approximately $268.8 million of receivables.

The Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100%-owned consolidated subsidiary of the Company, with accounts receivable only reduced to reflect the fair value of receivables actually sold. The Company entered into this arrangement as it provided a low-cost alternative to other forms of financing.

The Securitization Program is designed to enable the sale of receivables by the Company to Volt Funding to constitute true sales of those receivables. As a result, the receivables are available to satisfy Volt Funding's own obligations to its own creditors before being available, through the Company's residual equity interest in Volt Funding, to satisfy the Company's creditors (subject also, as described above, to the security interest that the Company granted in the common stock of Volt Funding in favor of the lenders under the Company's Credit Facility). TRFCO has no recourse to the Company beyond its interest in the pool of receivables owned by Volt Funding.

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

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold, the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization or a default occurring and continuing on indebtedness for borrowed money of at least $5.0 million. At July 31, 2005, the Company was in compliance with all requirements of its Securitization Program.

Credit Lines
------------

In April 2005, the Company amended its secured, syndicated, revolving credit agreement ("Credit Agreement") which was to expire in April 2005, to, among other things, extend the term for three years to April 2008 and increase the line from $30.0 million to $40.0 million. In July 2004, this program was amended to release Volt Delta Resources, LLC ("Volt Delta") as a guarantor and collateral grantor under the Credit Agreement due to the previously announced agreement between Volt Delta and Nortel Networks Inc. ("Nortel Networks"). At July 31, 2005, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit up to an aggregate of $51.3 million, including $40.0 million under the Credit Agreement.

The Credit Agreement established a secured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent for the Credit Facility is JPMorgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo Bank, N.A., Lloyds TSB Bank PLC and Bank of America, N.A..

Borrowings  under the Credit  Facility  are to bear  interest  at  various  rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined.  Additionally,  interest  and the  facility  fees can be  increased  or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. As amended, in lieu of the previous borrowing base formulation, the Credit Agreement now requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at July 31, 2005, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 4.3% per annum. At July 31, 2005, the facility fee was 0.3% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock repurchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
-----------------------

capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At July 31, 2005, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Under the April 2005 amendment, five subsidiaries of the Company remain as guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At July 31, 2005, four of those guarantors have pledged approximately $47.6 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility

At July 31, 2005, the Company had total outstanding foreign currency bank borrowings of $8.1 million, $4.2 million of which were under the Credit Agreement. These bank borrowings provide a hedge against devaluation in foreign currency denominated assets.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

New Accounting Pronouncements and New Laws to be Effective in Fiscal 2005 --Continued
-------------------------------------------------------------------------

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that the adoption of this Statement in fiscal 2005 will have a material impact on the Company's consolidated financial position or results of operations.

The American Jobs Creation Act of 2004 (the "Act") provided for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. The Company is currently assessing the impact the Act will have on the Company's consolidated financial position and results of operations.


Related Party Transactions
--------------------------

During the first nine months of fiscal 2005, the Company paid or accrued $0.7 million to the law firms of which Lloyd Frank, a director of the Company, is of counsel, for services rendered to the Company and expenses reimbursed. During the first nine months, the Company also paid $5,000 to the law firm of which Bruce Goodman, a director of the Company, is a partner, for services rendered to the Company.

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

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would increase or decrease its annual net interest expense and securitization costs by $140,000, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $14.7 million at July 31, 2005. This fair value was calculated by applying the appropriate fiscal year-end interest rate supplied by the lender to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At July 31, 2005, the total market value of these investments was $4.2 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuates against the dollar, which may impact reported earnings. As of July 31, 2005, the total of the Company's net investment in foreign operations was $6.6 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of July 31, 2005, the total of the Company's foreign exchange contracts was $2.9 million, leaving a balance of net foreign assets exposed of $3.7 million. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at July 31, 2005 by 10% would result in a pretax gain of $0.7 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at July 31, 2005 by 10% would result in a pretax loss of $0.4 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at July 31, 2005. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign exchange agreements, the table presents the currencies, notional amounts and weighted average exchange rates by contractual maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.


Interest Rate Market Risk                                  Payments Due By Period as of July 31, 2005
-------------------------                                  ------------------------------------------
                                                                 Less than         1-3            3-5      After 5
                                                     Total       1 year           Years         Years       Years
                                                     -----       ------           -----         -----       -----
                                                                  (Dollars in thousands of US$)
Cash and Cash Equivalents
Money Market and Cash Accounts                      $89,023       $89,023
Weighted Average Interest Rate                          3.1%          3.1%
                                                    -------       -------
Total Cash and Cash Equivalents                     $89,023       $89,023
                                                    =======       =======

Securitization Program
Accounts Receivable Securitization                  $95,000       $95,000
Finance Rate                                            3.8%          3.8%
                                                    -------       -------
Securitization Program                              $95,000       $95,000
                                                    =======       =======

Debt
Term Loan                                           $13,833       $   425           $961       $1,131       $11,316
Interest Rate                                           8.2%          8.2%           8.2%         8.2%          8.2%

Payable to Nortel Networks                          $ 1,943       $ 1,943
Interest Rate                                           6.0%          6.0%

Notes Payable to Banks                              $ 8,051       $ 8,051
Weighted Average Interest Rate                          4.6%          4.6%            --           --            --
                                                    -------       -------           ----       ------       -------
Total Debt                                          $23,827       $10,419           $961       $1,131       $11,316
                                                    =======       =======           ====       ======       =======







Foreign Exchange Market Risk                                       Contract Values
-----------------------------                                    -------------------
                                          Contract Exchange                 Less than             Fair
                                                 Rate            Total       1 Year             Value (1)
                                                 ----            -----       ------             ---------
                                                                    (Dollars in  thousands  of U.S. $)
Option Contract
---------------
Canadian $ to U.S.$                                1.37            $2,920     $2,920               $18
                                                                   ------     ------               ---

Total Option Contracts                                             $2,920     $2,920               $18
                                                                   ======     ======               ===

(1) Represents the fair value of the option contract at July 31, 2005.


ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of July 31, 2005 under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Principal Executive Officer (the "CEO") and its Senior Vice President and Principal Financial Officer (the "CFO"). Based on that evaluation, the Company's CEO and its CFO concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective as of July 31, 2005.

Prior Period Weaknesses in Internal Controls

     The Company's operation in Uruguay (which is part of the Telephone Directory segment) printed its Montevideo telephone directory each year during the October-November timeframe, and revenue should have been recognized in the months of distribution of the books. In mid-December 2004, through discussions with the financial staff in Uruguay and by examination of detailed correspondence and schedules from their offices, the Company's CFO and its Principal Accounting Officer (the "PAO") determined that revenue had not been properly recognized in Uruguay in accordance with the Company's policies. This improper recognition involved only the timing of when certain advertising revenue and related costs and expenses were recognized. During the review, it was determined by the PAO that the revenue had been recognized improperly in this operation since at least 1998, and as a result, the Company restated in its Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (the "2004 Form 10-K") its previously issued financial results for the fiscal years 2000 through 2003 and the first two quarters of fiscal 2004, and also filed an amended Annual Report on Form 10-K for the fiscal year ended November 2, 2003. This improper recognition constituted a material weakness (within the standards established by the American Institute of Certified Public Accountants and the Public Company Accounting Oversight Board) within the Company's system of internal controls.

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

     Based upon the events described above and the Company's evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company's CEO and its CFO concluded that as of fiscal year end, the Company's disclosure controls and procedures were not effective.

     Remediation Efforts Related to the Material Weaknesses in Internal Controls

     To address the prior period weaknesses in internal controls described above, during the first quarter of fiscal year 2005, management of the Company instituted a review of the Company's internal controls in order to correct the deficiencies related to revenue recognition in Uruguay and the Company's financial close process, and to strengthen the accounting infrastructure as required. On January 18, 2005, after the filing of the Company's 2004 Form 10-K, but prior to the end of the Company's first fiscal quarter of 2005, the Company intensified its remediation efforts with a conference call to senior operating and financial management led by the CEO and the CFO. During the following week, the CFO issued two memoranda reiterating the discussion points from the conference call which are summarized below. The memoranda contained general accounting directives and each financial manager was also given a listing specific to his/her operation. The memoranda included the Company's proposed remediation solutions, with a directive that significant control areas be remediated prior to the closing of the first quarter and less significant control areas be remediated prior to the close of the third quarter. The memoranda were followed up with face-to-face meetings with all of the Company's domestic business units' senior financial managers (whose units represented over 90% of the Company's consolidated revenues in fiscal 2004) by the CFO and the PAO, as well as telephonic meetings with the remaining senior financial managers. The significant items discussed and documented were as follows:

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

     Prior to the end of the first fiscal quarter of 2005, a substantial part of the Company's remediation efforts over the financial statement close process had been completed. As of the filing date of the Form 10-Q for the fiscal quarter ended January 30, 2005, the remediation status of the above-listed items was as follows:

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

     In addition to the foregoing, the Company has already implemented or is in the process of implementing the following key remediation initiatives:

          o The Company expanded its corporate and regional financial staff in the first nine months of fiscal 2005 to improve account analyses, reviews and the testing of controls, and additional staff will be added as required;
          o The Company improved its monitoring controls starting in the first fiscal quarter of 2005, with additional improvements in the second and third fiscal quarters of 2005;
          o Prior to the close of the first fiscal quarter of 2005, the Company, through an oral and written communications program, improved the awareness of the importance of the financial close process throughout the Company;
          o Prior to the completion of the first fiscal quarter financial statements for 2005, the Company completed the upgrade of its enterprise resource planning system which enabled a more thorough and timely analysis of its accounts, and an upgrade to its human resources module is scheduled to be completed by the end of the calendar year; and
          o In the third quarter, the Company purchased hardware which provides improved backup and recovery functions for system servers that are not on the Company network.

     Based upon the remediation of the deficiencies noted above, or the implementation of compensating controls until such time as complete remediation has been effected, prior to the filing of the First Quarter 10-Q, the CEO and the CFO reached the conclusion that the previously identified weakness in the Company's financial close process no longer existed, and its disclosure controls and procedures were effective as of January 30, 2005.

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

PART II - OTHER INFORMATION
ITEM 6 - EXHIBITS

(a) Exhibits:

Exhibit  Description
-------  -----------

10.01    Form of indemnification agreement

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


                                     VOLT INFORMATION SCIENCES, INC.
                                                       (Registrant)



                                     BY: /s/ JACK  EGAN
                                         ------------------------------
Date:  September 8, 2005                 JACK EGAN
                                         Vice President - Corporate Accounting
                                         (Principal Accounting Officer)

EXHIBIT INDEX
-------------


Exhibit
Number   Description
------   -----------

10.01    Form of indemnification agreement

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