Form 10-K
period 2005-10-30
VOLT INFORMATION SCIENCES, INC.
filed 2006-01-18
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
FORM 10-K
                                   (Mark One)
/ X / Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the fiscal year ended October 30, 2005
                                       or
/   / Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from _________________ to ______________________

      Commission file number: 1-9232


                         VOLT INFORMATION SCIENCES, INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              New York                                           13-5658129
      -------------------------------                     ---------------------
      (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                      Identification No.)

      560 Lexington Avenue, New York, New York                  10022
      -----------------------------------------            -----------------
      (Address of Principal Executive Offices)                (Zip Code)

      Registrant's telephone number, including area code:    (212) 704-2400

      Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class          Name of Each Exchange on Which Registered
          -------------------          -----------------------------------------

       Common Stock, $.10 par value         New York Stock Exchange, Inc.
       ----------------------------         -----------------------------

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    -----


Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes     No X
                                                  ---   ---

Indicate by check mark if the  registrant  is not  required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes    No X
                                                       ---   ---

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        ---   ---

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes   No X
                                              ---   ---

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $149 million, based on the closing price of $19.78 per share on the New York Stock Exchange on May 1, 2005 (the last business day of the Registrant's fiscal second quarter). Shares of common stock held beneficially by executive officers and directors and their spouses and the Registrant's Savings Plan, have been excluded, without conceding that all such persons or plans are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 6, 2006 was 15,341,505.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for its 2006 Annual Meeting are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS


                                                                                                    Page
                                                                                                    ----
PART I

      Item 1.           Business                                                                       2
      Item 1A.          Risk Factors                                                                  17
      Item 1B.          Unresolved Staff Comments                                                     22
      Item 2.           Properties                                                                    23
      Item 3.           Legal Proceedings                                                             24
      Item 4.           Submission of Matters to a Vote of Security Holders                           24

PART II

      Item 5.           Market for Registrant's Common Equity, Related Stockholder
                              Matters and Issuer Purchases of Equity Securities                       26
      Item 6.           Selected Financial Data                                                       27
      Item 7.           Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                           28
      Item 7A.          Quantitative and Qualitative Disclosures About
                              Market Risk                                                             53
      Item 8.           Financial Statements and Supplementary Data                                   56
      Item 9.           Changes in and Disagreements with Accountants
                              on Accounting and Financial Disclosure                                  89
      Item 9A.          Controls and Procedures                                                       89
      Item 9B.          Other Information                                                             92

  PART III

      Item 10.          Directors and Executive Officers of the Registrant                            92
      Item 11.          Executive Compensation                                                        92
      Item 12.          Security Ownership of Certain Beneficial
                              Owners and Management and Related Stockholder Matters                   92
      Item 13.          Certain Relationships and Related Transactions                                92
      Item 14.          Principal Accountant Fees and Services                                        92

  PART IV

      Item 15.          Exhibits and Financial Statement Schedules                                    93

PART I
ITEM 1.  BUSINESS

General
-------

Volt Information Sciences, Inc. is a New York corporation, incorporated in
1957. We sometimes refer to Volt Information Sciences, Inc. and its subsidiaries collectively as "Volt" or the "Company," unless the context otherwise requires.

Volt operates in the following two businesses which have four operating segments:

Staffing Services
-----------------

(1) Staffing Services - This segment provides a broad range of employee staffing services to a wide range of customers throughout the United States, Canada and Europe and has commenced operations in Asia. These services fall within three major functional areas:

     o Staffing Solutions - provides a full spectrum of managed staffing, temporary/alternative personnel employment and direct hire placement.

     o Information Technology Solutions - provides a wide range of services including consulting, outsourcing and turnkey project management in the product development lifecycle, IT and customer contact arenas.

     o E-Procurement Solutions - provides global vendor neutral procurement and human capital management solutions by combining web-based tools and business process outsourcing services.

Telecommunications and Information Solutions
--------------------------------------------

(2) Telephone Directory - This segment publishes independent telephone directories in the United States and publishes telephone directories in Uruguay; provides telephone directory production, commercial printing, database management, sales and marketing services; and licenses directory production and contract management software systems to directory publishers and others.

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

Information as to Operating Segments
------------------------------------

The following tables set forth the contribution of each operating segment to the Company's consolidated sales and operating profit for each of the three fiscal years in the period ended October 30, 2005, and those assets identifiable within each segment at the end of each of those fiscal years. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements in Items 7 and 8, respectively, of this Report.

                                                              October         October           November
                                                             30, 2005        31, 2004            2, 2003
                                                             --------        --------            -------
NET SALES                                                               ( In thousands)
Staffing Services:
   Staffing                                                $1,759,683       $1,580,225        $1,266,875
   Managed Services                                         1,157,168        1,148,116         1,043,572
                                                          -----------      -----------     -------------
   Total gross sales                                        2,916,851        2,728,341         2,310,447
   Less Non-recourse Managed Services--Note 1              (1,121,196)      (1,120,079)         (967,379)
   Intersegment sales                                           6,155            3,839             2,367
                                                           ----------       ----------        ----------
                                                            1,801,810        1,612,101         1,345,435
                                                           ----------       ----------        ----------
Telephone Directory:
   Sales to unaffiliated customers                             82,298           72,194            69,750
   Intersegment sales                                               -                1                43
                                                           ----------       ----------        ----------
                                                               82,298           72,195            69,793
                                                           ----------       ----------        ----------
Telecommunications Services:
   Sales to unaffiliated customers                            137,799          134,266           112,201
   Intersegment sales                                           1,212            1,132               638
                                                           ----------       ----------        ----------
                                                              139,011          135,398           112,839
                                                           ----------       ----------        ----------
Computer Systems:
   Sales to unaffiliated customers                            161,867          110,055            84,472
   Intersegment sales                                          11,252            9,962             9,167
                                                           ----------       ----------        ----------
                                                              173,119          120,017            93,639
                                                           ----------       ----------        ----------

Elimination of intersegment sales                             (18,619)         (14,934)          (12,215)
                                                           ----------       ----------        ----------
TOTAL NET SALES                                            $2,177,619       $1,924,777        $1,609,491
                                                           ==========       ==========        ==========

SEGMENT PROFIT (LOSS)
Staffing Services                                             $31,179          $36,718           $21,072
Telephone Directory                                            14,895           10,115             6,748
Telecommunications Services                                    (2,429)          (2,838)           (3,986)
Computer Systems                                               35,801           30,846            14,679
                                                             --------         --------          --------
Total segment profit                                           79,446           74,841            38,513

General corporate expenses                                    (38,839)         (30,812)          (27,668)
                                                           ----------       ----------        ----------
TOTAL OPERATING PROFIT                                         40,607           44,029            10,845

Interest and other (expense) income                            (2,234)          (3,471)           (1,953)
Gain on sale of real estate                                       -              3,295                -
Interest expense                                               (1,825)          (1,817)           (2,070)
Foreign exchange (loss) gain                                     (255)              97               299
                                                           ----------       ----------           -------
Income from continuing operations before
    income taxes and minority interest                        $36,293          $42,133            $7,121
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

                                                        October           October         November
                                                       30, 2005          31, 2004          2, 2003
                                                       --------          --------          -------
                                                                      (In thousands)
IDENTIFIABLE ASSETS
Staffing Services                                      $446,990          $422,658         $350,796
Telephone Directory                                      55,238            55,740           61,942
Telecommunications Services                              53,173            52,770           49,053
Computer Systems                                        103,720           102,487           39,006
                                                       --------          --------         --------
                                                        659,121           633,655          500,797
Cash, investments and other corporate assets             29,591            56,381           39,686
                                                       --------          --------         --------
Total assets                                           $688,712          $690,036         $540,483
                                                       ========          ========         ========

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

Staffing Solutions
------------------

Volt markets a full spectrum of staffing solutions, such as managed services, alternative staffing services and direct hire services, through its Volt Services Group, Volt Technical Services, Volt Human Resources and Volt Europe divisions.

      Volt Services Group/Volt Technical Services/Volt Europe/Volt Human Resources (Staffing Solutions Group)

      Staffing solutions provided by this segment are generally identified and marketed throughout the United States as "Volt Services Group," and "Volt Technical Services," throughout Europe as "Volt Europe," throughout Canada as "Volt Human Resources" and throughout Asia as "Volt Asia Enterprises" (the "Staffing Solutions Group"). The Staffing Solutions Group provides a broad range of employee staffing and professional services, from over 300 branches, including dedicated on-site offices located on customer premises. The Staffing Solutions Group is a single-source provider of all levels of staffing, offering to customers an extensive range of alternative employment services. Offerings include managed staffing programs, known as VoltSource, in which the segment is responsible for fulfilling a customer's entire alternative staffing requirements and engages subcontractors to assist in satisfying those requirements; alternative staffing of clerical, administrative, light industrial, technical, professional and information technology personnel; employment, direct hire and professional personnel placement services; referred employee management services; human resources outsourcing; and specifically tailored recruitment services.

      The Staffing Solutions Group provides skilled employees, such as computer and other IT specialties, engineering, design, scientific and technical support, in its Technical Placement division. This group also provides lesser skilled employees, such as administrative, clerical, office automation and accounting and financial personnel, call center, light industrial and other personnel, in its Administrative and Industrial division. The Staffing Solutions Group matches available workers to employer assignments and, as a result, competes both to recruit and maintain a database of potential employees and to attract customers to employ contingent workers. Assignments are provided for varying periods of time to companies and other organizations (including government agencies and non-profit entities) in a broad range of industries that have a need for such personnel, but are unable, or choose not to, engage certain personnel as their own employees. Customers range from those that require one or two temporary employees at a time to national accounts that require as many as several thousand temporary employees at one time.

      The Staffing Solutions Group furnishes contingent employees to meet specific customer requirements, such as to complete a specific project (with employees typically being retained until its completion), to enable customers to scale their workforce according to business conditions, meet a particular need that has arisen, substitute for regular employees during vacation or sick leave, staff high turnover positions, fill in during the full-time hiring process or during a hiring freeze, and staff seasonal peaks, conversions, inventory taking and offices that are downsizing. Many large organizations utilize contingent labor as a strategic element of their overall workforce, allowing them to more efficiently meet their fluctuating staffing requirements. In certain instances, the Staffing Solutions Group also provides management personnel to coordinate and manage special projects and to supervise temporary employees.

      Many customers use more than one staffing services provider; however, in recent years, the practice of using a limited number of temporary suppliers, a sole temporary supplier or a primary supplier has become increasingly important among the larger companies. The Staffing Solutions Group has been successful in obtaining a number of large national contracts, that typically require on-site Volt representation and fulfilling requirements at multiple customer facilities. In addition to contracting for traditional temporary staffing, many of the Company's larger customers, particularly those with national agreements, have contracted for managed services programs under which the Company, in addition to itself providing staffing services, performs various administrative functions. These include centralized and coordinated order processing and procurement of other qualified staffing providers as subcontractors, commonly referred to as "associate vendors," to provide service in areas where the Company does not maintain an office or cannot recruit sufficient qualified personnel and to supply secondary source back-up recruiting or provide assistance in meeting the customer's stated diversity and/or subcontracting goals. In other managed programs, requisitions are sent simultaneously to a number of approved staffing firms, and Volt must compete for each placement. Other features of managed services programs include customized and consolidated billing to the customer for all of Volt's and associate vendors' services, and detailed management reports on staffing usage and costs. Some managed services programs are tailored to the customer's unique needs for single source consolidated billing, reporting and payment. In most cases, Volt is required to pay the associate vendor only after Volt receives payment from its customer. Volt also acts as an associate vendor to other national providers in their managed services programs to assist them in meeting their obligations to their customers. The bidding process for these managed service and national contracts, in general, is very competitive. Many contracts are for a one to three year time period, at which time they are typically re-bid. Others are for shorter periods or may be for the duration of a particular project or subproject or a particular need that has arisen, which requires additional or substitute personnel. These contracts expire upon completion of the project or when the particular need ends. Many of these contracts typically require considerable start-up costs and usually take from six to twelve months to reach anticipated revenue levels and reaching those levels is dependent on the customer's requirements at that time. The Staffing Solutions Group maintains a group dedicated to the acquisition, implementation and service of national accounts; however, there can be no assurance that Volt will be able to retain accounts that it currently serves, or that Volt can obtain additional national accounts on satisfactory terms.

      Branch offices that have developed a specialty in one or more disciplines often use the name "Volt" followed by their specialty disciplines to identify themselves, e.g. "Volt Computer Services", "Volt Engineering and Technical Services" and "Volt Scientific Services". Other branch offices have adopted other names to differentiate themselves from traditional temporary staffing when their focus is more project oriented.

      The Staffing Solutions Group maintains centralized databases, containing resumes of candidates from which it fills customer's job requirements. Other candidates are referred by the customer itself for assignment as Volt employees. Volt Europe maintains similar computerized databases containing resumes of candidates from the United Kingdom and continental Europe. Higher skilled individuals employed by the Staffing Solutions Group are frequently willing to relocate to fill assignments while lesser skilled employees are generally recruited and assigned locally. In addition to maintaining its proprietary Internet recruiting sites, the segment has numerous contracts with independent web-based job search companies.

      Individuals hired by the Staffing Solutions Group typically become Volt employees or contractors only during the period of their assignment. As employer of record, Volt is responsible for the payment of wages, payroll taxes, workers' compensation and unemployment insurance and other benefits, which may include paid sick days, holidays, vacations and medical insurance. Increases in payroll taxes and costs of workers' compensation and unemployment insurance and other benefits have and could continue to have an adverse effect on the Company's competitiveness and financial performance. Class action lawsuits have been instituted in the United States against some users of temporary services, including some customers of the Company, by certain temporary employees assigned to the customers, and a few have been threatened or commenced against providers of temporary services, including one case instituted against the Company and other temporary agencies. In general, these lawsuits claim that certain temporary employees should be classified as the customers' employees and are entitled to participate in certain of the customers' benefit programs. In the Company's European markets, temporary services are more heavily regulated than in the United States and litigation and governmental activity (at European Union and national levels) directed at the way the industry does business is also being conducted or considered. Volt does not know the effect, if any, the resolution of these cases or the outcome of governmental activity will have on the industry in general or upon the Staffing Solutions Group's business.

      The Staffing Solutions Group also provides direct placement services. In the United States, these services are provided through Volt Professional Placement, an employment search organization specializing in the recruitment and direct hire of individuals, including in information technology, engineering, technical, accounting, finance and administrative support disciplines. The direct placement recruiters operate within Volt's existing United States and European branch system.

      Volt has made and will continue to make substantial investments in technological solutions that focus on core recruiting competencies, improving productivity and reducing administrative burdens for field operations, including new efficiencies for the onboarding process by the elimination of most paper forms. There can be no assurance that these solutions will be competitive, that the segment will continue to develop new solutions or that they will be successful.

Information Technology Solutions
--------------------------------

      VMC Consulting

      VMC Consulting (VMC) offers a varied portfolio of project-based professional services, often utilizing the pool of contingent employees of the other divisions of the Staffing Services segment. Projects range from product development and IT infrastructure to customer support in outsource, insource or blended environments. VMC's customers are located in North America, Asia and Europe.

      This business unit, as part of the Technical Placement division, performs outsource services in the form of project-based work, in which the Company assumes responsibility for project milestones and deliverables. Services include electronic games testing, hardware and software testing, software development, data and/or call center management, project management, information technology services, technical communications, extended sales, technical support and technical communications. State-of-the-art technology solutions are delivered to clients on a project basis, with the work performed either on Volt's premises or at the client's location.

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

      A vendor neutral program enables a customer to meet its requirements by selecting a candidate from a number of competing firms, including Volt (if a selected vendor), based upon the customer requirements and the skills of the candidates. At the core of the ProcureStaff model are Consol and HRP, patent pending business-to-business e-commerce procurement applications that are designed to streamline client and vendor functions with increased workflow efficiencies while significantly reducing costs and the risks of non-compliance with client policies.

      Utilizing proprietary technologies and management methodologies, ProcureStaff provides procurement, management and consulting solutions for supplemental or alternative staffing. ProcureStaff, as part of the Technical Placement division, provides global services with operations in North America, Europe and Asia.

      Consol also automates and manages the source-to-settle process (from identification of initial requirement through billing for final deliverable) for resource-based services to provide visibility and centralized control over all categories of enterprise-wide services expenditures, including statement of work, project work and deliverable based services. ProcureStaff provides this source-to-settle process to its customers with web-based access the creation of project bid requests, requisition management, electronic procurement, relationship management, vendor management, time keeping, consolidated invoicing, consolidated billing and payment, resource redeployment and sophisticated on-line management reporting.

      By adhering to open standards, ProcureStaff enables both customers and vendors to facilitate solution implementation with minimal cost and resources. Implementation of these programs typically requires considerable start up costs by ProcureStaff and usually takes up to four months.

      ProcureStaff competes with other companies which provide similar vendor neutral solutions, some of which are affiliated with competitive staffing companies.

      Although ProcureStaff continues its efforts to obtain new customers and to develop and enhance its services and systems, there is no assurance that its present or future services will be competitive, that it will continue to obtain new customers or renew existing customer contracts or develop new services or that present services or new services will continue to be successfully marketed.

During the week ended October 30, 2005, the entire Staffing Services segment provided approximately 43,000 (40,000 in 2004) of its own temporary employees to its customers, in addition to employees provided by subcontractors and associate vendors.

While the markets for the entire Staffing Services segment's services include a broad range of industries throughout the United States, Europe and Asia, general economic conditions in specific geographic areas or industrial sectors affect the profitability of the segment. The segment has also experienced margin erosion caused by increased competition, increased unemployment insurance and workers compensation rates, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal. The segment is committed to further efficiencies designed to increase profitability, however, there can be no assurances that profitability will increase. In addition, this segment could be adversely affected by changes in laws, regulations and government policies, including the results of pending litigation and governmental activity regarding the staffing services industry, and related litigation expenses, customers' attitudes toward outsourcing and temporary personnel, any decreases in rates of unemployment in the future and higher wages sought by temporary workers, especially those in certain technical fields often characterized by labor shortages.

Through VMC, the segment has increased the number of higher margin project-oriented services to its customers and thus assumed greater responsibility for the finished product in contrast to traditional staffing services. The risks of unsuccessful performance, including claims by customers and the potential for uncompensated rework and other liabilities are greater in this division. While the Company believes that it can successfully implement its project-based contracts, there can be no assurance that such claims and costs of rework will not increase.

The ability of the entire Staffing Services segment to compete successfully for customers depends on its reputation, pricing and quality of service provided and its ability to engage, in a timely manner, personnel meeting customer requirements. Competition varies from market to market and country to country. In most areas there are few significant barriers to entry and no single provider has a dominant share of the market. The staffing services market is highly competitive. Pricing pressure from customers and competitors continues to be significant and high state unemployment insurance and workers compensation rates continue to impact margins. Many of the contracts entered into by this segment are of a relatively short duration, and awarded on the basis of competitive proposals that are periodically re-bid by the customer. Under many of these contracts, there is no assurance of any minimum amount of work that will actually be available and the Company is frequently required to compete for each placement. Although the Company has been successful in obtaining various short and long-term contracts in the past, in many instances margins under these contracts have decreased. There can be no assurance that existing contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to the Company, or that revenues or profitability from an expired contract will be replaced. Some of this segment's national contracts are large, and the loss of any large contract could have a significantly negative effect on this segment's business unless, and until, the business is replaced. The segment competes with many staffing firms, some of which are larger and have substantially greater financial resources than Volt, as well as with individuals seeking direct employment with the Company's existing and potential customers.

Telephone Directory Segment
---------------------------

Volt's Telephone Directory segment publishes independent telephone directories in the United States and publishes telephone directories in Uruguay; provides telephone directory production, commercial printing, database management, sales and marketing services; and licenses directory production and contract management software systems to directory publishers and others. This segment has transitioned in the United States from the production of telephone directories for others to primarily publishing its own independent telephone directories and in 2005 commenced doing the same in Uruguay. This segment consists of DataNational, Directory Systems/Services and the Uruguay division.

      DataNational

      DataNational, Volt's independent telephone directory publisher, principally publishes community-based directories, primarily in the mid-Atlantic and southeastern portions of the United States. DataNational's community-based directories provide consumers with information concerning businesses that provide services within their local geographic area. The directories may also include features that are unique to the community, such as school information, maps and a calendar of events. All of the DataNational directories are also available on the Internet at www.communitybook.info. The division identifies markets where demographics and local shopping patterns are favorable to the division's community-oriented product and adjusts accordingly. During fiscal 2005, the division published 133 community, county and regional directories. DataNational's principal competitors are regional telephone companies, whose directories typically cover a much wider geographic area than the DataNational directories, as well as other independent telephone directory companies, which compete on the local level. DataNational's revenues are generated from yellow page advertising sold in its directories. The Company believes that advertisers are attracted to DataNational's community directories because the directories enable them to specifically target their local markets at a much lower cost than directories covering larger markets.

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

      Uruguay

      In  2005,  Volt's  Uruguay  division   published  yellow  pages  telephone
      directories as an independent publisher. Revenues are generated from the sale of yellow pages advertising.

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

The Telephone Directory segment's ability to compete depends on its reputation, technical capabilities, price, quality of service and ability to meet customer requirements in a timely manner. The segment faces intense competition for all of its services and products from other suppliers and from in-house facilities of potential customers. Some of this segment's significant competitors are companies that are larger and have substantially greater financial resources than the Company. This segment's sales and profitability are highly dependent on advertising revenue, which has been and continues to be affected by general and local economic conditions. Economic conditions in Uruguay and neighboring countries continue to have a significant adverse impact on advertising and printing revenue and operating profits of the Uruguay operation.

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

Telecommunications Services Segment
-----------------------------------

Volt's Telecommunications Services segment provides telecommunications and other services, including design, engineering, construction, installation, maintenance and removal of telecommunications equipment for the outside plant and central offices of telecommunications and cable companies, and within end-user premises, in the United States. This segment also provides complete turnkey services for wireless telecommunications carriers and wireless infrastructure suppliers, provides limited distribution of products and provides some non-telecommunications engineering and construction services.

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

o Enterprise infrastructure solutions, including structured cabling and wiring and field installation and repair services involving the design, engineering, installation and maintenance of various types of local and wide-area networks, utilizing copper wiring, coaxial and fiber optics, for voice, data and video, and digital subscriber lines (DSL) and other broadband installation and maintenance services to operating telephone companies, telecommunications equipment manufacturers, cable companies and large end-users, in both the government and private sectors.

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

This segment also accommodates customers in the telecommunications industry that require a full range of services from multiple Volt business segments, such as human resources, systems analysis, network integration, software development and turnkey applications. This segment also resells telecommunications equipment to customers. In addition, this segment offers the added value of being able to provide total management of multi-discipline projects because of its ability to integrate efforts on a single project and to assume responsibility for programs that require a single point of contact and uniform quality. The segment performs these services on a project and/or contract personnel placement basis in the outside plant, central offices, wireless sector and within end-user premises. Customers include telephone operating companies, local exchange carriers, wireless carriers, telecommunications equipment manufacturers, cable television providers, electric, gas, water and water-services utilities, federal, state and municipal government units and private industry.

This segment faces substantial competition with respect to all of its telecommunications services from other suppliers and many customers provide the same type of services as the segment, which means that the segment faces competition from its own customers as well as from third parties. Construction services have been, and could be in the future, adversely affected by weather conditions, because much of the business is performed outdoors. Some of this segment's significant competitors are larger and have substantially greater financial resources than the Company. There are few significant barriers to entry into certain of the markets in which the segment operates, and many competitors are small, local companies that generally have lower overhead. The Company's ability to compete in this segment depends upon its reputation, technical capabilities, pricing, quality of service and ability to meet customer requirements in a timely manner. The Company believes that its competitive position in this segment is augmented by its ability to draw upon the expertise and resources of other Volt segments.

A portion of the Company's business in this segment is obtained through the submission of competitive proposals for contracts that typically expire within one to three years and upon expiration are re-bid and price is often an important factor in the award of such agreements. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract. Under many of these contracts, including master service contracts, there is no assurance of any minimum amount of work that will actually be available. Therefore, these contracts do not give the assurance that long-term contracts typically provide. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business and customers, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms or that the Company can obtain new business and customers.

Computer Systems Segment
------------------------

Volt's Computer Systems segment provides its customers with telephone directory services, information services and other operator services, and designs, develops, sells, leases and maintains computer-based directory assistance services along with other database management and related services, primarily to the telecommunications industry. It also provides third party IT and data services to others. This segment is comprised of three synergistic business units: Volt Delta Resources ("VoltDelta"), DataServ and Maintech.

      VoltDelta

      VoltDelta markets information services to telephone companies and inter-exchange carriers worldwide. The unit sells information service systems to its customers and in addition, provides an Application Service Provider ("ASP") model which also provides information services, including infrastructure and database content, on a transactional use fee basis. VoltDelta has service agreements with major telecommunications carriers in North America, South America and Europe.

      To meet the needs of customers who desire to upgrade their operator services capabilities by procuring services as an alternative to making a capital investment, the unit has deployed and is marketing enhanced directory assistance and other information service capabilities as a transaction-based ASP service, charging a fee per transaction. One ASP service is marketed as DirectoryExpress, which provides access to over 180 million United States and Canadian business, residential and government listings to directory assistance operators worldwide. Another ASP service is Directory Assistance Automation ("DAA"), which is currently deployed by major wireline and wireless carriers. VoltDelta owns and operates its own proprietary systems and provides its customers access to a national database sourced from listings obtained by Volt Delta from various telephone companies and other independent sources. In addition, VoltDelta continues to provide customers with new systems, as well as enhancements to existing systems, equipment and software. The ASP model generally requires significant capital expenditure before any revenue is realized, usually on a transaction basis.

      VoltDelta's InfoExpress suite of services includes iExpress, a service that enables its transaction-based customers to offer, for example, operator-assisted yellow pages, driving directions and location-based information services. For consumers (the end-users), especially cellular and PCS users, InfoExpress provides a more convenient and efficient level of directory assistance service since, among other things, consumers may obtain enhanced directory and yellow pages information without having to know the correct area code or even the name of the business. Enhanced information services are particularly attractive in the wireless market, where there is no access to printed telephone directories. The unit's ASP services are being delivered over the switched telephone and VoIP networks to live operators, and recently, through DAA voice portals using speech recognition technologies.

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

Although the VoltDelta unit was successful during fiscal year 2004 in obtaining new customers for these services, including major telephone companies serving the long distance and cellular markets, and DataServ expanded its customer base and achieved significant revenue growth, there can be no assurance that it will continue to be successful in marketing these services to additional customers, or that the customers' volume of transactions will be at a level sufficient to enable the segment to maintain profitability, nor that it will be able to successfully integrate Varetis Solutions (see below) into its operations.

      Maintech

      Maintech, a division of Volt Delta Resources, LLC, provides managed IT service solutions to mid-size and large corporate clients across the United States and Canada, including many of those who have purchased systems from Volt Delta. Its service offerings are tailored to mission-critical, multi-platform operating environments where standards of system availability of 99+% are the norm. Maintech's target markets include banking and brokerage, telecommunications, aerospace, healthcare and higher education.

      Clients may engage Maintech for an enterprise-wide, single source IT Outsourcing Solutions ("ITOS") commitment that includes program management, technology planning, transition management, Wintel/UNIX system administration, network administration, Network Operations Center ("NOC") services, hardware maintenance and LAN/WAN/Voice services. Clients may also choose Maintech for any subset of services including hardware maintenance of large Wintel/UNIX server farms and corporate Desktop/Deskside support.

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

Some of this segment's contracts expired in 2005, while others were renewed and new contracts were awarded to the segment. Other contracts are scheduled to expire in 2006 through 2008. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract. Therefore, these contracts do not give the assurances that long-term contracts typically provide. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business and customers, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms or that new business and customers can be obtained.

The Company's Computer Systems segment consists of Volt Delta Resources, LLC, and its subsidiaries. As of October 30, 2005, Volt Delta Resources, LLC was 76% owned by the Company and 24% owned by Nortel Networks, which resulted from a transaction on August 2, 2004, when Volt Delta Resources, LLC, which previously was a wholly-owned subsidiary of the Company, consummated a contribution agreement with Nortel Networks. Under the contribution agreement Nortel Networks contributed substantially all of the assets (consisting principally of customer base and contracts, intellectual property and inventory) and certain specified liabilities of its directory and operator services ("DOS") business to Volt Delta Resources, LLC in exchange for a 24% minority interest in Volt Delta Resources, LLC. The Company and Nortel Networks also entered into agreements which provided for the management of Volt Delta Resources, LLC and the respective rights and obligations of the interest holders thereof. On December 29, 2005, Volt Delta Resources, LLC purchased that 24% minority interest from Nortel Networks for $56.4 million.

On December 30, 2005, Volt Delta Resources, LLC. purchased Varetis Solutions GmbH, headquartered in Munich Germany. The acquisition allows the company to focus on the evolving global market for directory information systems and services. Varetis Solutions adds technology in the area of wireless and wireline database management, directory assistance/enquiry automation, and wireless handset information delivery to Volt Delta's significant technology portfolio.

Research, Development and Engineering
-------------------------------------

During fiscal years 2005, 2004 and 2003, the Company expended approximately $1.1 million, $4.7 million and $2.1 million, respectively, on research, development and engineering for product and service development and improvement, substantially all of which is Company sponsored, and none of which was capitalized. The major portion of research and development expenditures was incurred by the Computer Systems segment.

In addition, the Company invests in software for internal use, including planning, coding, testing, deployment, training and maintenance. In fiscal 2005, expenditures for internal-use software were $21.1 million of which $4.4 million was capitalized.

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

Customers
---------

In fiscal 2005, the Telecommunications Services segment's sales to two customers accounted for approximately 30% and 14% of the total sales of that segment; the Computer Systems segment's sales to two customers accounted for approximately 31% and 13% of the total sales of that segment and the Staffing Services segment's sales to one customer accounted for approximately 13% of the total sales of that segment. In fiscal 2005, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 11% of the Company's consolidated net sales of $2.2 billion and 7% of the Company's consolidated gross billings of $3.3 billion. The difference between net sales and gross billings is the Company's associate vendor costs, which are excluded from sales due to the Company's relationship with the customers and the Company's associate vendors, who have agreed to be paid subject to receipt of the customers' payment to the Company. Generally accepted accounting principles require these sales to be reported net. The Company believes that gross billing is a meaningful measure, which reflects actual volume by the customers.

In fiscal 2004, the Telecommunications Services segment's sales to four customers accounted for approximately 17%, 15%, 12% and 11% of the total sales of that segment; the Computer Systems segment's sales to one customer accounted for approximately 28% of the total sales of that segment; the Staffing Services segment's sales to one customer accounted for approximately 14% of the total sales of that segment; and the Telephone Directory segment's sales to one customer accounted for approximately 10% of the total sales of that segment. In fiscal 2004, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 12% of the Company's consolidated net sales of $1.9 billion and 7.6% of the Company's consolidated gross billings of $3.0 billion.

In fiscal 2003, the Telecommunications Services segment's sales to three customers accounted for approximately 23%, 18%, and 12% of the total sales of that segment; and the Computer Systems segment's sales to two customers accounted for approximately 27% and 13% of the total sales of that segment; the Staffing Services segment's sales to one customer accounted for approximately 13% of the total sales of that segment; and the Telephone Directory segment's sales to one customer accounted for approximately 10% of the total sales of that segment. In fiscal 2003, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 10.6% of the Company's consolidated net sales of $1.6 billion and 6.7% of the Company's consolidated gross billings of $2.6 billion.

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

Employees
---------

During the week ended October 30, 2005, Volt employed approximately 48,000 persons, including approximately 43,000 persons who were on temporary assignment for the Staffing Services segment. Volt is a party to two collective bargaining agreements, which cover a small number of its employees. The Company believes that its relations with its employees are satisfactory.

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

Access to Company Information
-----------------------------

The Company electronically files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission ("SEC"). These and other SEC filings by the Company are available to the public over the Internet at the SEC's website at http://www.sec.gov and at the Company's website at
http://www.volt.com in the Investor Information section as soon as reasonably practicable after they are electronically filed with the SEC. Copies of the Company's Code of Ethics and other significant corporate documents are also available at the Company's website in the Investor Information section. Copies are also available without charge upon request to Volt Information Sciences, Inc., 560 Lexington Avenue, New York, New York 10022, 212-704-2400, Attention:
Shareholder Relations.

ITEM 1A.  RISK FACTORS

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


                     FACTORS THAT MAY AFFECT FUTURE RESULTS

THE COMPANY'S BUSINESS IS DEPENDENT UPON GENERAL ECONOMIC, COMPETITIVE AND OTHER BUSINESS CONDITIONS, INCLUDING THE UNITED STATES AND EUROPEAN ECONOMIES AND OTHER GENERAL CONDITIONS, SUCH AS CUSTOMERS OFF-SHORING ACTIVITIES TO OTHER COUNTRIES.

The demand for the Company's services in all segments is dependent upon general economic conditions. Accordingly, the Company's business tends to suffer during economic downturns. In addition, in the past few years major United States companies, many of which are customers of the Company, have increasingly outsourced business to foreign countries with lower labor rates, less costly employee benefit requirements and fewer regulations than the United States. There could be an adverse effect on the Company if customers and potential customers continue to move manufacturing and servicing operations off-shore, reducing their need for temporary workers within the United States. It is also important for the Company to diversify its pool of available temporary personnel to offer greater support to the service sector of the economy and other businesses that have more difficulty in moving off-shore, as well as expanding its retail customer base which generally affords higher margin opportunities. In addition, the Company's other segments may be adversely affected if they are required to compete from the Company's United States based operations against competitors based in such other countries. Although the Company has begun to expand its operations, in a limited manner and to serve existing customers, in such countries, and has established subsidiaries in some foreign countries, there can be no assurance that this effort will be successful or that the Company can successfully compete with competitors based overseas or who have established foreign operations.

The Company's business is dependent upon the continued financial strength of its customers. Some customers that experience economic downturns or other negative factors are less likely to use the Company's services.

In the staffing services segment, a weakened economy results in decreased demand for temporary and permanent personnel. When economic activity slows down, many of the Company's customers reduce their use of temporary employees before they reduce the number of their regular employees. There is less need for contingent workers by all potential customers, who are less inclined to add to their costs. Since employees are reluctant to risk changing employers, there are fewer openings and reduced activity in permanent placements as well. In addition, while in many fields there are ample applicants for available positions, variations in the rate of unemployment and higher wages sought by temporary workers in certain technical fields with labor shortages could affect the Company's ability to meet its customers' demands in these fields and the Company's profit margins. The segment has also experienced margin erosion caused by increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with which they deal. Increased workers' compensation costs and unemployment insurance, other payroll taxes and business taxes, some of which the Company is unable to pass on to customers, also place pressure on margins.

Customer use of the Company's telecommunications services is similarly affected by a weakened economy in that some of the Company's customers reduce their use of outside services in order to provide work to their in-house departments. Actions by major long-distance telephone companies to reduce marketing of local residential service and consolidation in the telecommunications industry could also negatively impact both sales and margins of the segment.

Additionally, in all segments, the degree and timing of customer acceptance of systems and of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' utilization of the Company's services, could adversely affect the Company's businesses.

MANY OF THE COMPANY'S CONTRACTS EITHER PROVIDE NO MINIMUM PURCHASE REQUIREMENTS OR ARE CANCELABLE DURING THE TERM, OR BOTH.

In all segments, many of the Company's contracts, even those master service contracts whose duration spans a number of years, provide no assurance of any minimum amount of work that will actually be available under any contract. Most staffing services contracts are not sole source, so the segment must compete for each placement at the customer. Similarly, many telecommunications master contracts require competition in order to obtain each individual work project. In addition, many of the Company's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the Company is not in default under the contract. Therefore, these contracts do not give the assurances that long-term contracts often provide.

THE COMPANY'S STAFFING SERVICES BUSINESS AND ITS OTHER SEGMENTS SUBJECT IT TO EMPLOYMENT-RELATED AND OTHER CLAIMS.

The Company's staffing services business employs individuals on a temporary basis and places them in a customer's workplace. The Company's ability to control the customer workplace is often limited, and the Company risks incurring liability to its employees for injury (which results in increased workers' compensation costs) or other harm that they suffer at the customer's workplace. Increases in worker's compensation costs adversely affect the Company's competitive position and its ability to retain business and obtain new business. Although the Company has not historically suffered materially for such harm suffered by its employees, other than increases in workers' compensation costs, there can be no assurance that future claims will not materially adversely affect the Company.

Additionally, the Company risks liability to its customers for the actions of the Company's employees that may result in harm to the Company's customers. Such actions may be the result of negligence or misconduct on the part of the Company's temporary employees. These same factors apply to all of the Company's business units, although the risk may be reduced where the Company itself controls the employees and/or the workplace. Nevertheless, the risk is present in all segments.

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

The Company, in certain businesses in all segments, must obtain or produce products and systems, principally in the IT environment, to satisfy customer requirements and to remain competitive. While the Company has been able to do so in the past, there can be no assurance that in the future the Company will be able to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner and to achieve customer acceptance of its products and systems in markets characterized by rapidly changing technology and frequent new product introductions. In addition, the Company's products and systems are subject to risks inherent in new product introductions, such as start-up delays, cost overruns and uncertainty of customer acceptance, the Company's dependence on third parties for some product components and in certain technical fields with labor shortages, the Company's ability to hire and retain such specialized employees, all of which could affect the Company's ability to meet its customers' demands in these fields and the Company's profit margins.

In addition to these general statements, the following information applies to the specific segments identified below.

The Company's Staffing Services segment is in a very competitive industry with few significant barriers to entry. There are many temporary service firms in the United States and Europe, many with only one or a few offices that service only a small market and generally have lower overhead. On the other hand, some of this segment's principal competitors are larger and have substantially greater financial resources than the Company and service the multi-national accounts whose business the Company solicits. Accordingly, these competitors may be better able than the Company to attract and retain qualified personnel and may be able to offer their customers more favorable pricing terms than the Company. Furthermore, all of the staffing industry is subject to the fact that contingent workers are provided to customers and most customers are more protective of their full time workforce than contingent workers.

The results of the Company's Computer Systems segment are highly dependent on the volume of directory assistance calls to this segment's customers which are processed by the segment under existing contracts, the segment's ability to continue to secure comprehensive listings from others at acceptable pricing, its ability to obtain additional customers for these services and on its continued ability to sell products and services to new and existing customers. The volume of transactions with this segment's customers is subject to reduction as consumers utilize listings offered on the Internet. This segment's position in its market depends largely upon its reputation, quality of service and ability to develop, maintain and implement information systems on a cost competitive basis. Although Volt continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products can be successfully marketed.

The Company's Telecommunications Services segment faces substantial competition with respect to all of its telecommunications services from other suppliers and from in-house capabilities of present and potential customers. Since many of our customers provide the same type of services as the segment, the segment faces competition from its own customers and potential customers as well as from third parties. The telecommunications service segment performs much of its services outdoors, and its business can be adversely affected by inclement weather. Some of this segment's significant competitors are larger and have substantially greater financial resources than the Company. There are relatively few significant barriers to entry into certain of the markets in which the segment operates, and many competitors are small, local companies that generally have lower overhead. In August 2005, the Company restructured the Telecommunications Services segment which is expected to result in a reduction of future overhead within the segment, including reduction of the headcount, consolidating two divisions and closing and consolidating several of its leased locations. The Company's ability to compete in this segment depends upon its reputation, technical capabilities, pricing, quality of service and ability to meet customer requirements in a timely manner, as well as the economic health of the telecom industry. Volt believes that its competitive position in this segment is augmented by its ability to draw upon the expertise and resources of other Volt segments.

THE COMPANY MUST SUCCESSFULLY INTEGRATE THE PURCHASED VARETIS SOLUTIONS INTO THE COMPANY'S COMPUTER SYSTEMS SEGMENT

On December 30, 2005, Volt Delta Resources, LLC ("Volt Delta"), a now wholly-owned subsidiary of the Company, acquired varetis AG's Varetis Solutions subsidiary, which is engaged in the business of providing directory assistance solutions to customers. Together with its subsidiaries, Volt Delta is reported as the Company's Computer Systems Segment. In addition to the factors described elsewhere herein, the Company's results in this segment are dependent upon the Company's ability to successfully integrate the acquisition into Volt Delta's business with minimal interference with the segment's business.

THE COMPANY MUST STAY IN COMPLIANCE WITH ITS SECURITIZATION PROGRAM AND OTHER LOAN AGREEMENTS

The Company is required to maintain a sufficient credit rating to enable it to continue its Securitization Program and maintain its existing credit rating in order to avoid any increase in fees under other credit agreements. In addition, the Company must also comply with the financial and other covenants applicable under the various agreements and other borrowing instruments.

While the Company was in compliance with all such requirements at the end of the fiscal year and believes it will remain in compliance throughout the next twelve months, there can be no assurance that will be the case or that waivers may not be required.

THE COMPANY MUST STAY IN COMPLIANCE WITH THE SARBANES-OXLEY ACT

The Company believes it is in compliance with the Sarbanes-Oxley Act of 2002, except for the single material weakness described in Item 9A of this Form 10-K. The cost of compliance adversely affected the Company's operating results for its 2005 fiscal year. The costs of continued compliance with the Act will affect the Company's operating results in the future, but not to the extent of the Company's 2005 first year compliance. While the Company expects to be in compliance with the Act, there can be no assurance that it will be able to do so.

THE COMPANY'S PRINCIPAL SHAREHOLDERS OWN A SIGNIFICANT PERCENTAGE OF THE COMPANY AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER THE COMPANY AND THEIR INTERESTS MAY DIFFER FROM THOSE OF OTHER SHAREHOLDERS.

As of December 31, 2005, the Company's principal shareholders and members of their family controlled in excess of 45% of the Company's outstanding common stock. Accordingly, these shareholders are able to control the composition of the Company's board of directors and many other matters requiring shareholder approval and will continue to have significant influence over the Company's affairs. This concentration of ownership also could have the effect of delaying or preventing a change in control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of the Company.

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

o regulatory developments, including compliance with The Sarbanes-Oxley Act of 2002;

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS


None

ITEM 2.  PROPERTIES

The Company occupies approximately 46,000 square feet of space at 560 Lexington Avenue, New York, New York under leases that expire in 2009. The facility serves as the Company's corporate headquarters, the headquarters for the Company's Computer Systems segment and a base for certain operations of the Company's Staffing Services segment. The following table sets forth certain information as to each of the Company's other major facilities:

                                                       Approximate Sq. Ft.      If Leased, Year of
Location             Business Segment                    Leased Or Owned         Lease Expiration
--------             ----------------                    ---------------         ----------------

Orange,              West Region Headquarters                200,000                 Owned (1)
California           Accounting Center
                     Staffing Services
                     Computer Systems

El Segundo,          Staffing Services                        20,000                 Owned
California

San Diego,           Staffing Services                        20,000                 Owned
California

Montevideo,          Telephone Directory                      96,000                 2007
Uruguay

Blue Bell,           Telephone Directory                      55,000                 2007
Pennsylvania         Computer Systems

Redmond,             Staffing Services                        46,000                 2010
Washington                                                    40,000                 2007

Edison,              Telecommunications Services              42,000                 2010
New Jersey

Wallington,          Computer Systems                         32,000                 2008
New Jersey

(1) See Note F of Notes to Consolidated Financial Statements for information regarding a term loan secured by a deed of trust on this property.

The Company leases space in approximately 250 other facilities worldwide (excluding month-to-month rentals), each of which consists of less than 20,000 square feet. These leases expire at various times from 2006 until 2014.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                               EXECUTIVE OFFICERS
                               ------------------

WILLIAM SHAW, 81, a founder of the Company, has been President, co-Chief Executive Officer and Chairman of the Board of the Company since September 2005 and prior thereto served as President, Chief Executive Officer and Chairman of the Board of the Company since its inception in 1957. He has been employed in executive capacities by the Company and its predecessors since 1950.

STEVEN A. SHAW, 46, has been Executive Vice President, co-Chief Executive Officer and Chief Operating Officer of the Company since September 2005 and prior thereto served as Executive Vice President and Chief Operating Officer of the Company since March 2005, Senior Vice President of the Company from November 2000 until March 2005 and Vice President of the Company from April 1997 until November 2000. He has been employed by the Company in executive capacities since November 1995.

JEROME SHAW, 79, a founder of the Company, has been Executive Vice President and Secretary of the Company since its inception in 1957 and has been employed in executive capacities by the Company and its predecessors since 1950.

JAMES J. GROBERG, 77, has been a Senior Vice President and Principal Financial Officer of the Company since September 1985 and was also employed in executive capacities by the Company from 1973 to 1981.

HOWARD B. WEINREICH, 63, has been General Counsel of the Company since September 1985 and a Senior Vice President of the Company since May 2001. He has been employed in executive capacities by the Company since 1981.

THOMAS DALEY, 51, has been Senior Vice President of the Company since March 2001 and has been employed in executive capacities by the Company since 1980.

LUDWIG M. GUARINO, 54, has been Treasurer of the Company since January 1994 and has been employed in executive capacities by the Company since 1976.

JACK EGAN,  56, has been Vice  President - Corporate  Accounting  and  Principal
Accounting Officer since January 1992 and has been employed in executive capacities by the Company since 1979.

DANIEL G. HALLIHAN, 57, has been Vice President - Accounting Operations since January 1992 and has been employed in executive capacities by the Company since 1986.

RONALD KOCHMAN, 46, has been Vice President since March 2005 and has been employed by the Company in executive capacities since 1987.

William Shaw and Jerome Shaw are brothers. Steven A. Shaw is the son of Jerome Shaw. Bruce G. Goodman, a director of the Company, is the son-in-law of William Shaw. There are no other family relationships among the executive officers or directors of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the New York Stock Exchange (NYSE Symbol-VOL). The following table sets forth the high and low prices of Volt's common stock, as reported by the NYSE, during the Company's two fiscal years ended October 30, 2005:

                                       2005                                       2004
                          --------------------------------           --------------------------------
Fiscal Period                  High              Low                      High             Low
-------------                  -----             ----                     -----            ----

First Quarter                 $31.99           $24.57                    $23.55           $17.70
Second Quarter                 32.51            19.67                     27.79            21.20
Third Quarter                  27.21            19.10                     31.98            23.03
Fourth Quarter                 27.59            17.52                     31.23            22.28

As of January 6, 2006, there were approximately 341 holders of record of the Company's common stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

Cash dividends have not been paid during the reported periods. The Company's credit agreement contains financial covenants, one of which limits dividends in any fiscal year to 50% of the prior year's consolidated net income, as defined. Therefore, the amount available for dividends at October 31, 2005 was $8.5 million. The Company does not currently anticipate the payment of cash dividends in fiscal 2006 beyond Volt Delta's distribution to Nortel Networks of $5.4 million, which was paid on December 29, 2005.

The following table sets forth certain information, as at October 30, 2005, with respect to the Company's equity compensation plans:

                                          Number of securities to be       Weighted-average        Number of securities
                                            issued upon exercise of       exercise price of       remaining available for
                                             outstanding options,        outstanding options,      future issuance under
           Plan Category                      warrants and rights        warrants and rights     equity compensation plans
           -------------                      -------------------        -------------------     -------------------------
Equity compensation plans approved
by security holders                                    440,898(a)              $20.94                         -(a)

Equity compensation plans not
approved by security holders                                 -                      -                         -
                                                       -------                 ------                    ------

  Total                                                440,898                 $20.94                        -
                                                       =======                 ======                    ======

(a) The Company's 1995 Non-Qualified Stock Option Plan, the Company's only equity compensation plan terminated on May 16, 2005 except for options previously granted under the plan.

No information of the type called for by Items 701 and 703 of Regulation S-K (relating to unregistered sales of equity securities by the Company and purchases of equity securities by the Company and affiliated purchasers) is required to be included in this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                            Year Ended (Notes 1 and 2)
                                                  -------------------------------------------------------------------------------
                                                         October         October        November        November        November
                                                        30, 2005        31, 2004         2, 2003         3, 2002         4, 2001
                                                        --------        --------         -------         -------         -------
                                                                      (In thousands, except per share data)

Net Sales                                             $2,177,619      $1,924,777      $1,609,491      $1,468,093      $1,901,491
                                                      ==========      ==========      ==========      ==========      ==========

Income (loss) from continuing operations -
    before items shown below--Note 3                     $17,040         $24,196          $4,205         ($5,096)         $7,296
Discontinued operations--Note 4                                            9,520                           4,310            (814)
Cumulative effect of a change in accounting -
    goodwill impairment--Note 3                                                                          (31,927)
                                                      ----------      ----------      ----------      ----------      ----------
Net income (loss)                                        $17,040         $33,716          $4,205        ($32,713)         $6,482
                                                      ==========      ==========      ==========      ==========      ==========

Per Share Data
--------------
Basic:
   Income (loss) from continuing operations -
    before items shown below                              $1.11            $1.59           $0.28          ($0.33)          $0.48
   Discontinued operations                                                  0.62                            0.28           (0.06)
   Cumulative effect of a change in accounting                                                             (2.10)
                                                      ----------      ----------      ----------      ----------      ----------
   Net income (loss)                                      $1.11            $2.21           $0.28          ($2.15)          $0.42
                                                      ==========      ==========      ==========      ==========      ==========
   Weighted average number of shares                      15,320          15,234          15,218          15,217          15,212
                                                      ==========      ==========      ==========      ==========      ==========

Diluted:
   Income (loss) income from continuing
    operations - before items shown below                 $1.11            $1.58           $0.28          ($0.33)          $0.48
   Discontinued operations                                                  0.62                            0.28           (0.06)
   Cumulative effect of a change in accounting                                                             (2.10)
                                                      ----------      ----------      ----------      ----------      ----------
   Net income (loss)                                      $1.11            $2.20           $0.28          ($2.15)          $0.42
                                                      ==========      ==========      ==========      ==========      ==========
   Weighted average number of shares                      15,417          15,354          15,225          15,217          15,244
                                                      ==========      ==========      ==========      ==========      ==========

Total assets                                            $688,712        $690,036        $540,483        $511,569        $639,258
                                                      ==========      ==========      ==========      ==========      ==========

Long-term debt, net of current portion                   $13,297         $15,588         $14,098         $14,469         $15,993
                                                      ==========      ==========      ==========      ==========      ==========

Note 1--Fiscal years 2001 through 2005 consisted of 52 weeks.

Note 2--Cash dividends were not paid during the five-year period ended October 30, 2005.

Note 3--Fiscal 2004 included a gain from the sale of real estate of $3.3 million ($2.0 million, net of taxes, or $0.13 per share).

        Fiscal 2002 included a non-cash charge of $31.9 million, or $2.10 per share, recognized for goodwill impairment as of November 5, 2001 presented as a cumulative effect of a change in accounting. Amortization of goodwill, included in continuing operations net of taxes, which was not permitted to be amortized beginning in fiscal year 2002 under Statement of Financial Accounting Standards No. 142, is included in fiscal year 2001 as follows: $2.0 million, or $0.13 per share.

        Fiscal 2001 included a gain on the sale of the Company's interest in a real estate partnership of $4.2 million ($2.5 million, net of taxes, or $0.16 per share) and a gain on the sale of securities, net of a write-down of other securities, of $5.6 million ($3.4 million, net of taxes, or $0.22 per share).

Note 4--Fiscal 2004 included a gain from discontinued operations of $9.5 million (net of taxes of $4.6 million), or $0.62 per share, from the sale of real estate previously leased to the Company's former 59% owned subsidiary, Autologic International, Inc. ("Autologic").

        Fiscal 2002 included a net gain of $4.3 million, or $0.28 per share, including a tax benefit of $1.7 million (resulting from a taxable loss versus a gain for financial statement purposes), from discontinued operations resulting from the Company's sale of its 59% interest in Autologic. This amount included a $4.5 million gain on the sale, partially offset by a $0.2 million loss on operations. Accordingly, the results of operations of Autologic have also been classified as discontinued in the statements of income for fiscal year 2001.

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

Staffing Services:

     Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In fiscal 2005, this revenue comprised approximately 75% of the Company's net sales.

     Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, and for certain contracts, sales are generated by the Company's Staffing Solutions Group's managed services operations. The Company receives an administrative fee for arranging for, billing for and collecting the billings related to staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company's payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In fiscal 2005, this revenue comprised approximately 2% of the Company's net sales.

     Outsourced Projects: Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In fiscal 2005, this revenue comprised approximately 5% of the Company's net sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Telephone Directory:

     Directory Publishing: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in the United States and Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and distributed. In fiscal 2005, this revenue comprised approximately 3% of the Company's net sales.

     Ad Production and Other: Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance. In fiscal 2005, this revenue comprised approximately 1% of the Company's net sales.

Telecommunications Services:

     Construction: Sales are derived from the Company supplying aerial and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory and has credit risk for collecting its billings. The Company relies upon the principles in AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts," using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project. In fiscal 2005, this revenue comprised approximately 4% of the Company's net sales.

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and if applicable, any completed units are delivered and accepted by the customer. In fiscal 2005, this revenue comprised approximately 2% of the Company's net sales.

Computer Systems:

     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In fiscal 2005, this revenue comprised approximately 5% of the Company's net sales.

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who utilize the Company's systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as appropriate. In fiscal 2005, this revenue comprised approximately 2% of the Company's net sales.

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in AICPA SOP 97-2, "Software Revenue Recognition" and EITF 00-21,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

      "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value. In fiscal 2005, this revenue comprised approximately 1% of the Company's net sales.

The Company records provisions for estimated losses on contracts when losses become evident. Accumulated unbilled costs on contracts are carried in inventory at the lower of actual cost or estimated realizable value.

Allowance for Uncollectable Accounts - The establishment of an allowance requires the use of judgment and assumptions regarding potential losses on receivable balances. Allowances for doubtful accounts receivable are maintained based upon historical payment patterns, aging of accounts receivable and actual write-off history. The Company believes that its allowances are adequate; however, changes in the financial condition of customers could have an effect on the allowance balance required, resulting in a related charge or credit to earnings.

Goodwill - Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but is subject to annual impairment testing using fair value methodologies. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the equity value ("fair value") of the reporting unit with its book value ("carrying amount"), including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on one or more fair value measures including present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in earnings. The Company performs its impairment testing using comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured.

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

Securitization Program - The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., was $100 million at October 30, 2005 and $70 million at October 31, 2004, respectively. Accordingly, the trade receivables included on the October 30, 2005 and October 31, 2004 balance sheets have been reduced to reflect the participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding, a wholly-owned special purpose subsidiary of the Company) for any of the sold receivables.

Primary Casualty Insurance Program - The Company is insured with highly rated insurance companies under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Prior to March 31, 2002, the amount of the additional or return premium was finalized. Subsequent thereto, adjustments to premiums will be made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For the policy year ended March 31, 2003, a maximum premium was predetermined and paid. For subsequent policy years, management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurance that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of services in the period in which such determination is made.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Medical Insurance Program - Beginning in April 2004, the Company became self-insured for the majority of its medical benefit programs. The Company remains insured for a portion of its medical program (primarily HMOs) as well as the entire dental program. The Company provides the self-insured medical benefits through an arrangement with a third party administrator. However, the liability for the self-insured benefits is limited by the purchase of stop loss insurance. The contributed and withheld funds and related liabilities for the self-insured program together with unpaid premiums for the insured programs, other than the current provision, are held in a 501(c)(9) employee welfare benefit trust and do not appear on the balance sheet of the Company. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected losses based on statistical analyses of historical data. The provision for future payments is initially adjusted by the enrollment levels in the various plans. Periodically, the resulting liabilities are monitored and will be adjusted as warranted by changing circumstances. Should the amount of claims occurring exceed what was estimated or medical costs increase beyond what was expected, accrued liabilities might not be sufficient, and additional expense may be recorded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2005 COMPARED TO FISCAL 2004

EXECUTIVE OVERVIEW
------------------

Volt Information Sciences, Inc. ("Volt") is a leading national provider of staffing services and telecommunications and information solutions with a material portion of its revenue coming from Fortune 100 customers. The Company operates in four segments and the management discussion and analysis addresses each. A brief description of these segments and the predominant source of their sales follows:

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

Numerous non-seasonal factors impacted sales and profits in the current fiscal year. In fiscal 2005, the sales of the Staffing Services segment, in addition to the factors noted above, were positively impacted by a continued increase in the use of contingent technical staffing. Operating profits for the year were lower than in fiscal 2004 due to decreased margins and higher overhead costs incurred to enable the continuation of the growth in the Technical Placement division, including the VMC Consulting business.

In fiscal 2005, the operating profit of the Telephone Directory segment was the highest in its history. The increase in operating profit from the prior year was predominantly due to sales increases, and reductions in overhead throughout the segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2005 COMPARED TO FISCAL 2004--Continued

EXECUTIVE OVERVIEW--Continued
------------------

The sales and operating results of the Telecommunications Services segment have improved in fiscal 2005. The decrease in the operating loss was due to the sales increase and decreased overhead costs, partially offset by reduced segment margins for the year. The Company continues to monitor the overhead within the segment in order to partially mitigate the effect of the reduced margins.

As a result of recent losses in its Telecommunications Services segment, in August 2005, the Company restructured the Telecommunications Services segment, which is expected to result in a reduction of future overhead within the segment of approximately $3.9 million on an annual basis. The restructuring resulted in the segment reducing its overhead headcount, consolidating two business units and closing and consolidating several of its leased locations. The Company incurred a charge for employee severance and lease termination costs approximating $0.4 million in the fourth quarter.

In 2005, the Computer Systems segment's sales and operating profit were the highest in its history. The sales growth continues to be positively impacted by the increase in the segment's ASP directory assistance outsourcing business, in which there continues to be a substantial increase in transaction revenue, as well as revenue from the business acquired from Nortel Networks.

The Company has, and will continue to focus on aggressively increasing its market share, while attempting to maintain margins and minimize overhead increases in order to increase profits.

The Company continues its effort to streamline its processes to manage the business and protect its assets through the continued deployment of its Six Sigma initiatives, upgrading its financial reporting systems, its compliance with the Sarbanes-Oxley Act, and the standardization and upgrading of IT redundancy and business continuity for corporate systems and communications networks. To the extent possible, the Company has been utilizing, and will continue to utilize, internal resources supplemented with temporary staff and consultants to comply with the Sarbanes-Oxley Act by the end of fiscal year 2005. To-date, outside costs of compliance with this Act, including software licenses, temporary staff, consultants and professional fees amounted to $3.1 million, and it is anticipated that an additional $1.8 million, excluding audit fees, will be expended in the first quarter of fiscal 2006, related to compliance for fiscal 2005.

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

RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In fiscal 2005, consolidated net sales increased by $252.8 million, or 13%, to $2.2 billion, from fiscal 2004. The increase in fiscal 2005 net sales resulted from increases in Staffing Services of $189.7 million, Computer Systems of $53.1 million, Telephone Directory of $10.1 million, and Telecommunications Services of $3.6 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2005 COMPARED TO FISCAL 2004--Continued

RESULTS OF OPERATIONS - SUMMARY--Continued
------------------------------------------

The net income for fiscal 2005 was $17.0 million compared to $33.7 million in the prior fiscal year. The consolidated results for fiscal 2004 included income from discontinued operations of $9.5 million (net of taxes of $4.6 million) from the sale of real estate previously leased to the Company's former 59% owned subsidiary, Autologic International, Inc.

The Company's fiscal 2005 income from continuing operations before income taxes was $29.3 million compared to $39.7 million in fiscal 2004. The Company's operating segments reported an operating profit of $79.4 million in fiscal 2005, an increase of $4.6 million, or 6%, from the prior year. The change in operating profit was due to the increased operating profits of the Telephone Directory segment of $4.8 million and the Computer Systems segment of $5.0 million, the reduced operating loss of the Telecommunications segment of $0.4 million, partially offset by a reduction in the operating profit of the Staffing Services segment of $5.5 million.

General corporate expenses increased by $8.0 million due to costs incurred relating to compliance with the Sarbanes-Oxley Act and to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communication networks, as well as salary and professional fee increases.


RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------

                                                                     Year Ended
                                                                     ----------
                                                 October 30, 2005          October 31, 2004
                                                 ----------------          ----------------
                                                           % of                       % of         Favorable          Favorable
Staffing Services                                            Net                        Net      (Unfavorable)      (Unfavorable)
(Dollars in Millions)                         Dollars       Sales       Dollars        Sales        $ Change           % Change
                                              -------       -----       -------        -----        --------           --------
Staffing Sales (Gross)                       $1,765.8                     $1,584.1                  $181.7             11.5%
-----------------------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)                $1,157.2                     $1,148.1                    $9.1              0.8%
-----------------------------------------------------------------------------------------------------------------------------------
Sales (Net) *                                $1,801.8                     $1,612.1                  $189.7             11.8%
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                   $276.3      15.3%            $256.4      15.9%        $19.9              7.7%
-----------------------------------------------------------------------------------------------------------------------------------
Overhead                                       $245.1      13.6%            $219.7      13.6%       ($25.4)           (11.5%)
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                $31.2       1.7%             $36.7       2.3%        ($5.5)           (15.0%)
-----------------------------------------------------------------------------------------------------------------------------------
* Sales (Net) only includes the gross margin on managed service sales.

The sales increase of the Staffing Services segment in the fiscal 2005 from the prior year was due to increased staffing business in both the Technical Placement and the Administrative and Industrial divisions, and the VMC Consulting business of the Technical Placement division.

The decrease in the operating profit of the segment in fiscal 2005 was due to decreased profits in the VMC Consulting operation within the Technical Placement division, increased losses in the Administrative and Industrial division, partially offset by increased operating profits in the other staffing and managed service operations of the Technical Placement division.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2005 COMPARED TO FISCAL 2004--Continued
----------------------------------------------

RESULTS OF OPERATIONS - BY SEGMENT--Continued
---------------------------------------------

STAFFING SERVICES--Continued
----------------------------

                                                                    Year Ended
                                                                    ----------
                                                 October 30, 2005          October 31, 2004
                                                 ----------------          ----------------
Technical Placement                                        % of                      % of        Favorable          Favorable
Division                                                   Net                        Net      (Unfavorable)        (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars        Sales        $ Change            % Change
                                            -------       -----       -------        -----        -------            --------
Sales (Gross)                                 $2,226.5                 $2,072.4                     $154.1              7.4%
-----------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                   $1,129.1                   $974.9                     $154.2             15.8%
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                   $188.8      16.7%         $170.3         17.5%        $18.5             10.9%
-----------------------------------------------------------------------------------------------------------------------------------
Overhead                                       $152.3      13.5%         $130.5         13.4%       ($21.8)           (16.7%)
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                $36.5       3.2%          $39.8          4.1%        ($3.3)            (8.4%)
-----------------------------------------------------------------------------------------------------------------------------------

The Technical Placement division's increase in net sales in fiscal 2005 from the prior year was due to a $135.0 million, or 16%, sales increase in traditional alternative staffing, a $12.0 million, or 11%, increase in VMC Consulting project management and consulting sales, and a $7.3 million, or 28% increase in net managed service associate vendor sales. The decrease in the operating profit was the result of the decrease in gross margin percentage and the increase in overhead as a percentage of net sales, partially offset by the increased sales. The decrease in gross margin percentage was due to higher payroll taxes throughout the division and reduced markups within VMC Consulting. The increase in overhead dollars was principally due to an increase in indirect labor and related payroll costs incurred to sustain the sales growth of the division, including the VMC Consulting business.

                                                                    Year Ended
                                                                    ----------
                                                 October 30, 2005          October 31, 2004
                                                 ----------------          ----------------
Administrative &                                           % of                       % of         Favorable          Favorable
Industrial Division                                        Net                         Net       (Unfavorable)      (Unfavorable)
 (Dollars in Millions)                      Dollars       Sales       Dollars         Sales         $ Change           % Change
                                            -------       -----       -------         -----         --------           --------
Sales (Gross)                                  $696.5                   $659.7                        $36.8               5.6%
------------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                    $672.7                   $637.2                        $35.5               5.6%
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $87.5      13.0%         $86.1         13.5%           $1.4               1.6%
------------------------------------------------------------------------------------------------------------------------------------
Overhead                                        $92.8      13.8%         $89.2         14.0%          ($3.6)             (4.0%)
------------------------------------------------------------------------------------------------------------------------------------
Operating Loss                                  ($5.3)     (0.8%)       ($3.1)         (0.5%)         ($2.2)            (69.9%)
------------------------------------------------------------------------------------------------------------------------------------

The Administrative and Industrial division's increase in gross sales in fiscal 2005 resulted from revenue from both new accounts and increased business from existing accounts. The increased operating loss was a result of the decreased gross margin percentage, partially offset by the increased sales and the decrease in overhead as a percentage of sales. The decrease in gross margin percentage was primarily due to higher payroll taxes and the increase in overhead dollars was due to increases in indirect labor.

Although the markets for the segment's services include a broad range of industries throughout the United States, Europe and Asia, general economic difficulties in specific geographic areas or industrial sectors have in the past and could in the future affect the profitability of the segment. Much of the segment's business is obtained through submission of competitive proposals for staffing services and other contracts which are

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2005 COMPARED TO FISCAL 2004--Continued
----------------------------------------------

RESULTS OF OPERATIONS - BY SEGMENT--Continued
---------------------------------------------

STAFFING SERVICES--Continued
----------------------------

frequently re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract, and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms.


TELEPHONE DIRECTORY
-------------------

                                                                    Year Ended
                                                                    ----------
                                                 October 30, 2005          October 31, 2004
                                                 ----------------          ----------------
                                                          % of                        % of         Favorable          Favorable
Telephone Directory                                        Net                         Net       (Unfavorable)      (Unfavorable)
 (Dollars in Millions)                      Dollars       Sales       Dollars         Sales         $ Change           % Change
                                            -------       -----       -------         -----        ---------           --------
Sales (Net)                                     $82.3                   $72.2                         $10.1              14.0%
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $42.5      51.6%        $39.4            54.6%         $3.1               7.8%
------------------------------------------------------------------------------------------------------------------------------------
Overhead                                        $27.6      33.5%        $29.3           40.6%          $1.7               5.9%
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                $14.9      18.1%        $10.1           14.0%          $4.8              47.3%
------------------------------------------------------------------------------------------------------------------------------------

The components of the Telephone Directory segment's sales increase for fiscal 2005 from the prior year were increases of $4.9 million in printing sales in Uruguay, $3.1 million in publishing sales, $2.8 million in systems sales, partially offset by a $0.7 million decrease in other sales. The increase in publishing sales was comprised of a $2.2 million increase in the sales of the DataNational community telephone directory operation and a $1.6 million increase in the Uruguayan directory operation due to the timing of the delivery of its directories, partially offset by a $0.7 million sales reduction related to the elimination of a directory publication sold in fiscal 2004. The decrease in other sales was predominantly due to the sale of the ViewTech division in the third quarter, resulting in a sales reduction in the current year of $1.3 million. The gain on the sale of the division was $0.1 million in fiscal 2005. The DataNational and Uruguayan variances in sales were due to the changes in the number of directories printed and delivered. The increase in the segment's operating profit from fiscal 2004 was the result of the sales increase and the decrease in overhead, primarily due to $1.0 million of expenses incurred in fiscal 2004 in connection with an investigation in Uruguay, partially offset by lower margins recognized on the Uruguayan telephone directories published in the period.

Other than the DataNational division, which accounted for 65% of the segment's fiscal 2005 sales, the segment's business is obtained through submission of competitive proposals for production and other contracts. These short and long-term contracts are re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2005 COMPARED TO FISCAL 2004--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
---------------------------------------------

TELEPHONE DIRECTORY--Continued
------------------------------

there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, this segment's sales and profitability are highly dependent on advertising revenue for DataNational's directories, which could be affected by general economic conditions.


TELECOMMUNICATIONS SERVICES
---------------------------

                                                                    Year Ended
                                                                    ----------
                                                 October 30, 2005          October 31, 2004
                                                 ----------------          ----------------

                                                           % of                       % of         Favorable          Favorable
Telecommunications                                         Net                         Net       (Unfavorable)      (Unfavorable)
 (Dollars in Millions)                      Dollars       Sales       Dollars         Sales        $ Change           % Change
                                            -------       -----       -------         -----        --------           --------
Sales (Net)                                    $139.0                 $135.4                           $3.6               2.7%
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $25.0    18.0%         $31.0          22.9%           ($6.0)            (19.4%)
------------------------------------------------------------------------------------------------------------------------------------
Overhead                                        $27.4    19.7%         $33.8          25.0%            $6.4              19.0%
------------------------------------------------------------------------------------------------------------------------------------
Operating Loss                                  ($2.4)   (1.7%)        ($2.8)         (2.1%)           $0.4              14.4%
------------------------------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales increase of $3.6 million, or 3%, in fiscal 2005 from the prior year was due a to $24.5 million, or 40%, increase in sales for the Construction and Engineering division, partially offset by a sales reduction in the other divisions within the segment of $20.9 million, or 28%. The decrease in the operating loss was due to the sales increase, a decrease in overhead (which in fiscal 2004 included a previously reported $1.3 million charge related to a domestic consulting contract for services), partially offset by a gross margin decrease. The sales increase in the
Construction and Engineering division in fiscal 2005 resulted from customer acceptance of several large construction jobs accounted for using the completed-contract method. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment. Actions by major long-distance telephone companies to reduce marketing of local residential service have negatively impacted sales and continue to impact margins of the segment.

As a result of recent losses in its Telecommunications Services segment, in August 2005, the Company restructured the Telecommunications Services segment which is expected to result in a reduction of future overhead within the segment of approximately $3.9 million on an annual basis. The restructuring resulted in the segment reducing its overhead headcount, consolidating two divisions and closing and consolidating several of its leased locations. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", the Company incurred a charge for employee severance and lease termination costs of $0.4 million in the fourth quarter of fiscal 2005, which is when the liabilities were incurred. It is not expected that substantial adjustments to the fourth quarter charge will occur subsequent to fiscal year-end.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2005 COMPARED TO FISCAL 2004--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
---------------------------------------------

TELECOMMUNICATIONS SERVICES--Continued
--------------------------------------

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


COMPUTER SYSTEMS
----------------


                                                                 Year Ended
                                                                 ----------
                                                 October 30, 2005          October 31, 2004
                                                 ----------------          ----------------
                                                           % of                       % of         Favorable          Favorable
Computer Systems                                           Net                         Net       (Unfavorable)      (Unfavorable)
 (Dollars in Millions)                      Dollars       Sales       Dollars         Sales        $ Change           % Change
                                            -------       -----       -------         -----        --------           --------
Sales (Net)                                    $173.1                  $120.0                         $53.1              44.3%
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $91.8      53.0%        $72.1          60.1%          $19.7              27.4%
------------------------------------------------------------------------------------------------------------------------------------
Overhead                                        $56.0      32.4%        $41.2          34.4%         ($14.8)            (35.6%)
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                $35.8      20.7%        $30.9          25.7%           $4.9              16.1%
------------------------------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in fiscal 2005 over the prior year was due to improvements in the segment's operator services business, including ASP directory assistance, which reflected a $31.8 million, or 48%, growth in sales during the period, a sales increase of $2.9 million, or 36%, in DataServ's data services which are provided to non-telco enterprise customers, a $5.5 million, or 14%, sales growth in the Maintech division's IT maintenance services, and a $12.9 million, or 239%, increase in product revenue recognized. The sales for the year included $31.1 million of the business acquired from Nortel Networks, which represented 18% of the segment's sales for fiscal 2005, as compared to $8.1 million of sales included in the prior year, representing 7% of the segment's sales. The prior year results included only the fourth quarter results of operation from the acquired business. The growth in operating profit from fiscal 2004 was the result of the increase in sales and the decrease in overhead as a percentage of sales, partially offset by the decrease in gross margin percentage. The lower gross margin percentage in fiscal 2005, as compared to fiscal 2004 was partially due to the favorable settlement of vendor disputes and refunds in fiscal 2004 approximating $1.2 million, lower margins recognized in fiscal 2005 related to product revenue recognition, and the increase in the Nortel-related business in fiscal 2005, the margins of which are lower than the segment average.

Volt Delta, the entity which operates the Computer Systems segment, acquired certain assets and liabilities of Nortel Networks on August 2, 2004 in exchange for a 24% equity interest in the segment (which was acquired on December 29, 2005). This acquisition permits Volt Delta to provide the combined customer base with new solutions and an expanded suite of products, content and enhanced services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2005 COMPARED TO FISCAL 2004--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
---------------------------------------------

COMPUTER SYSTEMS--Continued
---------------------------

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


RESULTS OF OPERATIONS - OTHER
-----------------------------

                                                        Year Ended
                                                        ----------
                                        October 30, 2005          October 31, 2004
                                        ----------------          ----------------
                                                     % of                       % of         Favorable          Favorable
Other                                                Net                         Net       (Unfavorable)      (Unfavorable)
 (Dollars in Millions)                  Dollars     Sales       Dollars         Sales        $ Change           % Change
                                        -------     -----       -------         -----        --------           --------
Selling & Administrative                 $92.9       4.3%        $83.1          4.3%         ($9.8)           (11.8%)
-----------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization              $29.6       1.4%        $25.5          1.3%         ($4.1)           (15.9%)
-----------------------------------------------------------------------------------------------------------------------------
Interest Income                           $2.6       0.1%         $0.9            -           $1.7            185.7%
-----------------------------------------------------------------------------------------------------------------------------
Other Expense                            ($4.9)      0.2%        ($4.4)         0.2%         ($0.5)           (11.0%)
-----------------------------------------------------------------------------------------------------------------------------
Gain on Sale of Real Estate                  -         -          $3.3          0.2%         ($3.3)          (100.0%)
-----------------------------------------------------------------------------------------------------------------------------
Foreign Exchange (Loss) Gain             ($0.3)        -          $0.1            -          ($0.4)          (362.9%)
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense                         ($1.8)      0.1%        ($1.8)         0.1%             -                -
-----------------------------------------------------------------------------------------------------------------------------

Other items, discussed on a consolidated basis, affecting the results of operations for the fiscal years were:

The increase in selling and administrative expenses in fiscal 2005 from the prior year was a result of increased corporate general and administrative expenses related to compliance with the Sarbanes-Oxley Act. In addition, the Company incurred increased salaries, professional fees and costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks.

The increase in depreciation and amortization for fiscal 2005 from the prior year was attributable to increases in fixed assets, primarily in the Computer Systems and Staffing Services segments, and the increased amortization of intangible assets in the Computer Systems segment.

Interest income increased due to higher interest rates together with additional funds available for investment.

Other expense in both fiscal years is primarily the charges related to the Company's Securitization Program as well as business taxes and sundry expenses.

The Company's effective tax rate on its financial reporting pre-tax income from continuing operations was 33.7% in fiscal 2005 compared to 36.8% in fiscal 2004. The reduced effective tax rate in fiscal 2005 was due to federal and state income taxes attributable to the minority interest treated as a partnership interest, higher general business credits, and lower taxes on foreign earnings, partially offset by higher non-tax deductible items.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

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


RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------

                                                                 Year Ended
                                                                 ----------
                                                   October 31, 2004         November 2, 2003
                                                   ----------------         ----------------
                                                          % of                       % of        Favorable          Favorable
Staffing Services                                          Net                        Net      (Unfavorable)       (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars        Sales       $ Change           % Change
                                            -------       -----       -------        -----       --------           --------
Staffing Sales (Gross)                         $1,584.0                   $1,269.2                  $314.8             24.8%
-----------------------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)                  $1,148.1                   $1,043.6                  $104.5             10.0%
-----------------------------------------------------------------------------------------------------------------------------------
Sales (Net) *                                  $1,612.1                   $1,345.4                  $266.7             19.8%
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     $256.4      15.9%          $212.4      15.8%        $44.0             20.8%
-----------------------------------------------------------------------------------------------------------------------------------
Overhead                                         $219.7      13.6%          $191.3      14.2%       ($28.4)           (14.9%)
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                  $36.7       2.3%           $21.1       1.6%        $15.6             74.3%
-----------------------------------------------------------------------------------------------------------------------------------
* Sales (Net) only includes the gross margin on managed service sales.

The sales increase of the Staffing Services segment in fiscal 2004 from fiscal 2003 was due to increased staffing business in both the Technical Placement and the Administrative and Industrial divisions, and the VMC Consulting business of the Technical Placement division.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
---------------------------------------------

STAFFING SERVICES--Continued
----------------------------

The increase in operating profit in the segment was derived from the staffing and managed service operations of the Technical Placement division, including VMC Consulting, together with reduced losses of the Administrative and Industrial division.

                                                                    Year Ended
                                                                    ----------
                                                   October 31, 2004         November 2, 2003
                                                   ----------------         ----------------
Technical Placement                                       % of                       % of         Favorable          Favorable
Division                                                   Net                        Net       (Unfavorable)      (Unfavorable)
 (Dollars in Millions)                      Dollars       Sales       Dollars        Sales        $ Change           % Change
                                            -------       -----       -------        -----        --------           --------
Sales (Gross)                               $2,072.4                   $1,791.8                     $280.6             15.7%
-----------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                   $974.9                     $834.5                     $140.4             16.8%
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $170.3         17.5%       $143.1         17.1%        $27.2             19.1%
-----------------------------------------------------------------------------------------------------------------------------------
Overhead                                      $130.5         13.4%       $114.2         13.7%       ($16.3)           (14.3%)
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                $39.8         4.1%        $28.9          3.5%        $10.9             37.8%
-----------------------------------------------------------------------------------------------------------------------------------

The Technical Placement division's increase in gross sales in fiscal 2004 from fiscal 2003 was due to a 21% sales increase with traditional staffing customers, a 16% increase in ProcureStaff volume due to new accounts and increased business from existing accounts, and a 44% increase in higher margin VMC Consulting project management and consulting sales. However, substantially all of the ProcureStaff billings are deducted in arriving at net sales due to the use of associate vendors who have contractually agreed to be paid only upon receipt of the customers' payment to the Company. The increase in net sales was due to the increase in gross sales. The increase in operating profit for the year was the result of the increase in sales, the increase in gross margin and the decrease in overhead costs as a percentage of sales. Partially offsetting the increases in fiscal 2004 was $1.2 million in accruals for potential losses and employee separation charges for Volt Europe.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
---------------------------------------------

STAFFING SERVICES--Continued
----------------------------

                                                                    Year Ended
                                                                    ----------
                                                   October 31, 2004         November 2, 2003
                                                   ----------------         ----------------
Administrative &                                           % of                       % of          Favorable          Favorable
Industrial Division                                        Net                         Net        (Unfavorable)      (Unfavorable)
 (Dollars in Millions)                      Dollars       Sales       Dollars         Sales         $ Change           % Change
                                            -------       -----       -------         -----         --------           --------
Sales (Gross)                                 $659.7                    $521.0                       $138.7              26.6%
------------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                   $637.2                    $510.9                       $126.3              24.7%
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                   $86.1       13.5%         $69.3        13.6%           $16.8              24.3%
------------------------------------------------------------------------------------------------------------------------------------
Overhead                                       $89.2       14.0%         $77.1        15.1%          ($12.1)            (15.7%)
------------------------------------------------------------------------------------------------------------------------------------
Operating Loss                                 ($3.1)      (0.5%)        ($7.8)       (1.5%)           $4.7              60.0%
------------------------------------------------------------------------------------------------------------------------------------

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


TELEPHONE DIRECTORY
-------------------

                                                                    Year Ended
                                                                    ----------
                                                 October 31, 2004      November 2, 2003
                                                 ----------------      ----------------
                                                         % of                         % of         Favorable          Favorable
Telephone Directory                                       Net                          Net       (Unfavorable)       (Unfavorable)
 (Dollars in Millions)                     Dollars       Sales        Dollars         Sales         $ Change           % Change
                                           -------       -----        -------         -----         --------           --------
Sales (Net)                                 $72.2                        $69.8                         $2.4               3.4%
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                $39.4         54.6%          $35.0           50.1%         $4.4              12.7%
------------------------------------------------------------------------------------------------------------------------------------
Overhead                                    $29.3         40.6%          $28.3           40.4%        ($1.0)             (3.9%)
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit                            $10.1         14.0%           $6.7           9.7%          $3.4              49.9%
------------------------------------------------------------------------------------------------------------------------------------

The Telephone Directory segment's sales increase for fiscal 2004 was due to an increase of $10.2 million, or 22%, in publishing sales, partially offset by a decrease of $7.8 million, or 32% in production, printing and other operations. The publishing increase was due to the community telephone directory operation of DataNational, whose sales increased by $10.8 million, or 26%, from the prior year due to an increase in advertising sold for the year and an increase in the number of directories printed and delivered. The most significant cause of the revenue decrease in the production, printing and other operations was the $3.2 million in production revenue related to the previously reported loss of a contract with a telecommunications company in the third quarter of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
---------------------------------------------

TELEPHONE DIRECTORY--Continued
------------------------------

fiscal 2003, and a $1.8 million decrease in printing revenue in Uruguay. The segment's improvement in operating results was the result of the sales increase, the increase in gross margin, primarily due to the mix of directories published by DataNational in the period, partially offset by the increase in overhead as a percentage of sales. The Company has incurred $1.0 million of expenses in connection with an investigation of a failure to comply with certain Company policies at its operations in Uruguay, and possible litigation against certain former management personnel at such operations. The operations in Uruguay are not significant to the Company.


TELECOMMUNICATIONS SERVICES
---------------------------

                                                                    Year Ended
                                                                    ----------
                                                   October 31, 2004       November 2, 2003
                                                   ----------------       ----------------
                                                         % of                         % of         Favorable          Favorable
Telecommunications                                        Net                          Net      (Unfavorable)       (Unfavorable)
 (Dollars in Millions)                     Dollars       Sales        Dollars         Sales        $ Change           % Change
                                           -------       -----        -------         -----        --------           --------
Sales (Net)                                  $135.4                    $112.8                         $22.6              20.0%
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $31.0       22.9%         $31.0          27.5%              -               0.1%
------------------------------------------------------------------------------------------------------------------------------------
Overhead                                      $33.8       25.0%         $35.0          31.0%           $1.2               3.2%
------------------------------------------------------------------------------------------------------------------------------------
Operating Loss                                ($2.8)      (2.1%)        ($4.0)         (3.5%)          $1.2              28.8%
------------------------------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales increase in fiscal 2004 was due to increased business in the Business Systems and Construction and Engineering divisions, partially offset by a decrease in the Central Office division. The decrease in operating loss was due to the sales increase, the decrease in overhead as a percentage of sales of (including a previously reported $1.3 million charge in the first quarter related to a domestic consulting contract for services), partially offset by the decrease in gross margin. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment. The division most affected by reduced sales and margins was Central Office, whose sales and margins decreased by 47% and 16.8 percentage points, respectively. Sales in the Construction and Engineering division of the segment, increased by 12% over the prior year while margins decreased by 1.0 percentage point. The increase in sales was attributable to the completion of several long-term contracts. Sales in the Business Systems division increased by 78% due to revenue increases from two large customers, while margins decreased by 5.8 percentage points. Actions by major long-distance telephone companies regarding local residential service could negatively impact sales and continue to impact margins of the Business Systems division.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
---------------------------------------------

COMPUTER SYSTEMS
----------------

                                                                  Year Ended
                                                                  ----------
                                                 October 31, 2004      November 2, 2003
                                                 ----------------      ----------------
                                                          % of                       % of         Favorable           Favorable
Computer Systems                                           Net                         Net      (Unfavorable)       (Unfavorable)
 (Dollars in Millions)                      Dollars       Sales       Dollars         Sales        $ Change           % Change
                                            -------       -----       -------         -----        --------           --------

Sales (Net)                                $120.0                       $93.6                         $26.4              28.2%
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                $72.1          60.1%        $47.8            51.0%        $24.3              50.8%
------------------------------------------------------------------------------------------------------------------------------------
Overhead                                    $41.2          34.4%        $33.1           35.4%         ($8.1)            (24.5%)
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit                            $30.9         25.7%         $14.7          15.7%          $16.2             110.1%
------------------------------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in fiscal 2004 was primarily due to improvements in the segment's operator services business, including ASP directory assistance, which reflected a 47% growth in sales during the year, a sales increase of 125% in DataServ's directory assistance services which are provided to non-telco enterprise customers, a 13% sales growth in the Maintech division's IT maintenance services, partially offset by a decrease in product revenue recognized of 64%. The sales increase for the year also included $8.1 million of business acquired from Nortel Networks, which represented 7% of the segment's sales for the year. The 2004 year results included only the fourth quarter results of operations from the acquired business. The growth in operating profit from the prior fiscal year was the result of the increase in sales and gross margins, partially due to $1.2 million for the settlement of a vendor dispute and vendor refunds related to prior periods, together with the overhead decrease as a percentage of sales. Volt Delta, the principal business unit of the Computer Systems segment, acquired certain assets and liabilities of the DOS Business of Nortel Networks on August 2, 2004. This acquisition permits Volt Delta to provide the newly combined customer base with new solutions and an expanded suite of products, content and enhanced services. At October 31, 2004, the Company owned 76% of Volt Delta, the entity which operates the Computer Systems segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003--Continued

RESULTS OF OPERATIONS - OTHER
-----------------------------

                                                        Year Ended
                                                        ----------
                                        October 31, 2004          November 2, 2003
                                        ----------------          ----------------
                                                     % of                       % of         Favorable          Favorable
Other                                                Net                         Net       (Unfavorable)      (Unfavorable)
 (Dollars in Millions)                  Dollars     Sales       Dollars         Sales        $ Change           % Change
                                        -------     -----       -------         -----        --------           --------
Selling & Administrative                $83.1         4.3%       $71.7          4.4%        ($11.4)           (15.9%)
-----------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization             $25.5         1.3%       $24.3          1.5%         ($1.2)            (5.0%)
-----------------------------------------------------------------------------------------------------------------------------
Interest Income                          $0.9           -         $0.7            -           $0.2             30.9%
-----------------------------------------------------------------------------------------------------------------------------
Other Expense                           ($4.4)        0.2%       ($2.7)         0.2%         ($1.7)           (65.3%)
-----------------------------------------------------------------------------------------------------------------------------
Gain on Sale of Real Estate              $3.3         0.2%           -            -           $3.3            100.0%
-----------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Gain                    $0.1           -         $0.3            -          ($0.2)           (67.6%)
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense                        ($1.8)        0.1%       ($2.1)         0.1%          $0.3             12.2%
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents, including restricted cash held in escrow for ProcureStaff customers of $26.1 million, $43.7 million and $18.9 million at October 30, 2005, October 31, 2004 and November 2, 2003, respectively, increased by $0.1 million to $88.1 million in fiscal 2005, increased by $26.0 million to $88.0 million in fiscal 2004 and increased by $18.5 million to $62.1 million in fiscal 2003. Unrestricted cash and cash equivalents increased by $17.7 million to $62.0 million in fiscal 2005, increased by $1.1 million to $44.3 million in fiscal 2004 and increased by $11.1 million to $43.2 million in fiscal 2003.

The cash provided by operating activities of continuing operations in fiscal 2005 was $27.5 million compared to $31.2 million and $36.2 million in fiscal years 2004 and 2003, respectively.

The cash provided by operating activities in fiscal 2005, exclusive of changes in operating assets and liabilities, was $54.5 million, as the Company's net income of $17.0 million included non-cash charges primarily for depreciation and amortization of $29.6 million, accounts receivable provisions of $3.8 million and income attributable to the minority interest of $7.0 million, partially offset by a deferred income tax benefit of $3.0 million. The cash provided by operating activities in fiscal 2004, exclusive of changes in operating assets and liabilities, was $52.2 million, as the Company's net income of $33.7 million included non-cash charges primarily for depreciation and amortization of $25.5 million, accounts receivable provisions of $7.8 million and income attributable to the minority interest of $2.4 million, partially offset by income from discontinued operations of $9.5 million, a gain from dispositions of property, plant and equipment of $3.4 million and a deferred income tax benefit of $4.2 million. In fiscal 2003, operating activities, exclusive of changes in operating assets and liabilities, produced $35.0 million of cash, as the Company's net income of $4.2 million included non-cash charges primarily for depreciation and amortization of $24.3 million and accounts receivable provisions of $6.2 million.

Changes in operating assets and liabilities in fiscal 2005 used $27.0 million of cash, net, principally due to increases in the level of accounts receivable of $24.1 million, prepaid expenses and other assets of $5.1 million and inventories of $1.1 million, decreases in the level of accounts payable of $19.1 million, deferred income and other liabilities of $5.2 million and income tax liability of $2.5 million, partially offset by proceeds from the Securitization Program of $30.0 million. In fiscal 2004, changes in operating assets and liabilities used $21.0 million of cash, net, principally due to an increase in the level of accounts receivable of $101.7 million, partially offset by increases in accounts payable of $37.1 million, accrued expenses of $24.7 million and deferred income and other liabilities of $6.1 million, and decreases in the level of inventories of $6.7 million, recoverable income taxes of $2.8 million and prepaid expenses and other assets of $2.6 million. In fiscal 2003, changes in operating assets and liabilities produced $1.2 million of cash, net, principally due to cash provided by increases in accrued expenses of $14.6 million, proceeds from the Securitization Program of $10.0 million, increases in deferred income and other liabilities of $8.9 million, and an increase in income taxes of $3.6 million, partially offset by an increase in the level of accounts receivable of $28.6 million and inventory of $7.2 million.

Cash used in investing activities in fiscal 2005 was $26.4 million, principally due to purchases of property, plant and equipment totaling $28.5 million, partially offset by proceeds from the sale of other assets of $1.9 million. In fiscal 2004, the cash used in investing activities was $10.1 million, principally due to purchases of property, plant and equipment totaling $30.7 million and acquisitions of businesses of $1.9 million, partially offset by proceeds from the sale of real estate and other assets of $22.4 million. In fiscal 2003, the cash used in investing activities was $17.4 million, principally due to purchases of property, plant and equipment totaling $18.0 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

LIQUIDITY AND CAPITAL RESOURCES--Continued
------------------------------------------

The cash used in financing activities in fiscal 2005 of $0.6 million, primarily resulted from a $1.4 million decrease in bank loans, partially offset by $1.2 million from employee exercises of stock options. In 2004, the cash provided by financing activities of $4.6 million, primarily resulted from a $3.6 million increase in bank loans and $1.4 million from employee exercises of stock options. In 2003, the cash provided by financing activities of $0.1 million resulted primarily from a $1.5 million increase in bank loans, offset by payments of long-term debt totaling $1.5 million.

Off-Balance Sheet Arrangements
------------------------------

The Company has no off-balance sheet financing arrangements as that term is used in Item 303(a)4 of Regulation S-K.

Commitments
-----------

The Company has no material capital commitments. The following table summarizes the Company's contractual cash obligations and other commercial commitments at October 30, 2005:

Contractual Cash Obligations
----------------------------

                                                      Payments Due By Period
                                          --------------------------------------------------------
                                                    Less than       1- 3        3 - 5    After 5
                                           Total      1 year        years       years     years
                                           -----      ------        -----       -----     -----
                                                               (In thousands)

Term Loan                                  $13,730      $  433      $1,535     $1,253     $10,509
Payable to Nortel Networks                   1,971       1,971           -          -           -
Notes Payable to Banks                       6,622       6,622           -          -           -
                                           -------      ------      ------     ------     -------
   Total Debt (a)                           22,323       9,026       1,535      1,253      10,509
Accrued Insurance (b)                       11,138       9,508       1,630
Deferred Compensation (c)                    4,936       4,936
Operating Leases (d)                        48,812      19,378      22,358      6,662         414
                                           -------      ------      ------     ------     -------
Total Contractual Cash Obligations (e)     $87,209     $42,848     $25,523     $7,915     $10,923
                                           =======     =======     =======     ======     =======

     (a)  Debt does not include interest.
     (b) Includes $5.9 million for the Company's Primary Insurance Casualty Program and $5.2 million for the Company's Medical Insurance Program. See Note A of Notes to Consolidated Financial Statements.
     (c) Includes $4.2 million for the Company's non-qualified deferred compensation and supplemental savings plan and $0.7 million for the Company's other deferred compensation plan. See Note M to Consolidated Financial Statements.
     (d)  See Note O of Notes to Consolidated Financial Statements.
     (e) Amounts do not include amounts payable to Nortel Networks and varetis AG for acquisitions made in December 2005

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Commitments--Continued
-----------

Other Contingent Commitments
----------------------------

                                                                Amount Expected by
                                                           Commitment Expiration Period
                                                ---------------------------------------------------
                                                                      Less than           1-3
                                                      Total             1 year          years
                                                      -----             ------          -----
                                                                    (In thousands)

Lines of Credit, available                             $7,122          $7,122               -
Revolving Credit Facility, available                   37,587               -         $37,587
Securitization Program, available                      50,000               -          50,000
Payable to Nortel Networks                             61,750          61,750               -
Standby Letters of Credit, outstanding                    744             744               -
                                                     --------         -------         -------

Total Commercial Commitments                         $157,203         $69,616         $87,587
                                                     ========         =======         =======

Securitization Program
----------------------

In April 2005, the Company amended its $150.0 million accounts receivable securitization program ("Securitization Program") to provide that the expiration date be extended from April 2006 to April 2007. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $150.0 million). The Company retains the servicing responsibility for the accounts receivable. At October 30, 2005, TRFCO had purchased from Volt Funding a participation interest of $100.0 million out of a pool of approximately $283.3 million of receivables.

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

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold, the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization or a default occurring and continuing on indebtedness for borrowed money of at least $5.0 million. At October 30, 2005, the Company was in compliance with all requirements of its Securitization Program.

The Company is in the process of finalizing an increase in the Securitization Program to $200.0 million but there can be no assurance that it will be finalized.

Credit Lines
------------

In April 2005, the Company amended its secured, syndicated, revolving credit agreement ("Credit Agreement") to, among other things, extend the term for three years to April 2008 and increase the line from $30.0 million to $40.0 million.

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

Borrowings  under the Credit  Facility  are to bear  interest  at  various  rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined.  Additionally,  interest  and the  facility  fees can be  increased  or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. As amended, in lieu of the previous borrowing base formulation, the Credit Agreement now requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at October 30, 2005, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 4.9% per annum. At October 30, 2005, the facility fee was 0.3% per annum.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At October 30, 2005, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Under the April 2005 amendment, five subsidiaries of the Company remain as guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At October 30, 2005, four of those guarantors have pledged approximately $54.4 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

At October 30, 2005, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit up to an aggregate of $51.3 million, including $40.0 million under the Credit Agreement and the Company had total outstanding foreign currency bank borrowings of $6.6 million, $2.4 million of which were under the Credit Agreement. These bank borrowings provide a hedge against devaluation in foreign currency denominated assets.

In December 2005, the Credit Agreement was amended to consent to the consummation of the acquisition by the Company of the twenty-four (24%) percent interest in Volt Delta owned by Nortel Networks and to modify certain of the financial covenants contained in the Credit Agreement and increase the amount of financing permitted under the Securitization Program.

In December 2005, the Company paid approximately $50.0 million, principally from cash on hand, for the Nortel Networks and Varetis Solutions acquisitions. The remaining $36.8 million is due February 15, 2006.

Summary
-------

The Company believes that its current financial position, working capital, future cash flows from operations, credit lines and accounts receivable Securitization Program will be sufficient to fund its presently contemplated operations and satisfy its obligations through, at least, the next twelve months.

New Accounting Pronouncements and New Laws to be Effective in Fiscal 2006
-------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

New Accounting Pronouncements and New Laws to be Effective in Fiscal 2006 --Continued
-------------------------------------------------------------------------

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an Amendment of APB Opinion No. 29," to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with early application permitted for exchanges beginning after November 2004. The adoption of this Statement has not had a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which replaces the superseded SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement requires that all entities apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and suppliers when the entity acquires goods or services. The provisions of this Statement are required to be adopted by the Company beginning October 31, 2005. The Company is currently assessing the impact that the adoption will have on the Company's consolidated financial position and results of operations. It will require the Company to record an expense for share-based compensation.

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

Related Party Transactions
--------------------------

During fiscal 2005, 2004 and 2003, the Company paid or accrued $0.8 million, $1.9 million and $0.5 million, respectively, to the law firms of which Lloyd Frank, a director of the Company, is or was of counsel, for services rendered to the Company and expenses reimbursed. During fiscal 2005, 2004 and 2003, the Company also paid $5,000, $13,000 and $47,700, respectively, to the law firm of which Bruce Goodman, a director of the Company, is a partner, for services rendered to the Company.

The Company renders various payroll and related services to a corporation primarily owned by Steven A. Shaw, an officer and director, for which the Company received approximately $5,000 in excess of its direct costs in fiscal 2005. Such services are performed on a basis substantially similar to those performed by the Company for and at substantially similar rates as charged by the Company to unaffiliated third parties. In addition, the Company rents approximately 2,600 square feet of office space to that corporation in the Company's El Segundo, California facility (which is located within the Company's facility and shares common areas), which the Company does not require for its own use, on a month-to-month basis at a rental of $1,750 per month ($1,500 per month prior to March 1, 2004). Based on the nature of the premises and a report from a real estate broker, the Company believes the rent is a fair and reasonable rate for the space.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Related Party Transactions--Continued
-------------------------------------

In 2005, after an investigation conducted by independent counsel appointed by the Audit Committee of the Board of Directors, the Audit Committee concluded that Mr. Thomas Daley, an executive officer of the Company, had, in July, 2005, exercised options and sold the underlying shares of stock of the Company in violation of the Company's Insider Trading Policy. The Audit Committee required Mr. Daley to pay $31,500, representing the difference between the price at which Mr. Daley sold the stock and the average market price of the Company's stock over the three days following the Company's release of its 3rd quarter results, and pay a further penalty of $10,000. These moneys have been paid by Mr. Daley to the Company's General Counsel's attorney escrow account. The matter was self-reported on behalf of the Company to the Securities and Exchange Commission, and is under review by that agency. In connection with this matter, the Audit Committee recommended that the Company advance Mr. Daley's legal fees upon his entering into a written agreement to repay such fees if it were ultimately determined that he was not entitled to be indemnified for legal expenses under applicable law. The Company has advanced to date $95,800 directly to Mr. Daley's attorneys in connection with such matter. The Company has also paid to date legal fees of the independent counsel to the Audit Committee of approximately $260,000 associated with this matter.

The brother of Daniel Hallihan, an executive officer of the Company, was employed during 2003, 2004 and 2005 in the Company's Computer Systems segment in an inventory control position for a compensation that is less than specified in
Item 404 of Regulation S-K. The Company believes that he has been employed on the same terms that the Company would employ a similarly situated unrelated individual.

Form time to time the Company has employed, and will continue to employ, relatives of executive officers, as well as relatives of other full time employees, during the summer months and in its Staffing Solutions Group. The Company believes that it has always employed, and will continue to employ, those individuals on the same terms that it employs unrelated individuals.

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

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would increase or decrease its annual net interest expense and securitization costs by $185,000, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $14.3 million at October 30, 2005. This fair value was calculated by applying the appropriate fiscal year-end interest rate to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At October 30, 2005, the total market value of these investments was $4.2 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuates against the dollar, which may impact reported earnings. As of October 30, 2005, the total of the Company's net investment in foreign operations was $1.5 million.  The  Company  attempts  to reduce  these  risks by  utilizing  foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of October 30, 2005, the total of the Company's foreign exchange contracts was $2.9 million, leaving a balance of net foreign exposure of $1.4 million. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at October 30, 2005 by 10% would result in a
pretax  gain  of  $0.2  million  related  to  these  positions.   Similarly,   a
hypothetical strengthening of the U.S. dollar against these currencies at October 30, 2005 by 10% would result in a pretax gain of $0.1 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at October 30, 2005. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign exchange agreements, the table presents the currencies, notional amounts and weighted average exchange rates by contractual maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.


Interest Rate Market Risk                                  Payments Due By Period as of October 30, 2005
-------------------------                                  ---------------------------------------------
                                                                  Less than          1-3          3-5        After 5
                                                      Total        1 year           Years        Years        Years
                                                      ------       -------          ------       ------       -----
                                                                   (Dollars in thousands of US$)
Cash and Cash Equivalents
Money Market and Cash Accounts                       $88,119        $88,119
Weighted Average Interest Rate                          3.6%          3.6%
                                                    --------       --------
Total Cash and Cash Equivalents                      $88,119        $88,119
                                                    ========       ========

Securitization Program
Accounts Receivable Securitization                  $100,000       $100,000
Finance Rate                                            3.8%           3.8%
                                                    --------       --------
Securitization Program                              $100,000       $100,000
                                                    ========       ========


Interest Rate Market Risk                                  Payments Due By Period as of October 30, 2005
-------------------------                                  ---------------------------------------------
                                                                  Less than       1 - 3         3 - 5        After 5
                                                      Total         1 year        Years         Years         Years
                                                      ------        -------       ------        ------        -----
                                                                   (Dollars in thousands of US$)
Debt
----
Term Loan (1)                                        $13,730          $ 433       $1,535        $1,253       $10,509
Interest Rate                                           8.2%            8.2%        8.2%          8.2%          8.2%

Payable to Nortel Networks                             1,971           1,971
Weighted Aveage Interest Rate                           6.0%            6.0%

Notes Payable to Banks                                 6,622           6,622
Weighted Average Interest Rate                          4.1%            4.1%           -             -            -
                                                     -------          ------      ------        ------       -------

Total Debt                                           $22,323          $9,026      $1,535        $1,253       $10,509
                                                     =======          ======      ======        ======       =======


Foreign Exchange Market Risk
----------------------------
                                                                Contract Values
                                                                ---------------


                                             Contractual                                       Fair Value
                                              Exchange                         Less than          Option
                                               Rate           Total             1 Year         Premium (1)
                                               ----           -----             ------         -----------
                                                               (Dollars in thousands of US $)
Option Contracts
----------------

Canadian $ to US$                               1.37           $2,920           $2,920           $18


(1) Represents the cost of the options purchased on October 28, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


ERNST & YOUNG LLP
5 Times Square
New York, New York  10036
212-773-3000


Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Volt Information Sciences, Inc.


We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of October 30, 2005 and October 31, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 30, 2005. Our audits also included the financial statement schedule listed in the Index at
Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at October 30, 2005 and October 31, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Volt
Information Sciences, Inc. and subsidiaries internal control over financial reporting as of October 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 16, 2006 expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of internal control over financial reporting.


                                                           /s/ Ernst & Young LLP

New York, New York
January 16, 2006

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                            October 30,      October 31,
                                                                                                  2005             2004
                                                                                            ----------       ----------

                                                                                            (Dollars in thousands, except
                                                                                                   per share data)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents including restricted cash of $26,131 (2005) and
 43,722 (2004)                                                                                 $88,119          $88,031
 Short-term investments                                                                          4,213            4,248
 Trade accounts receivable less allowances of $7,527 (2005) and $10,210 (2004)                 399,677          409,130
 Inventories                                                                                    33,758           32,676
 Deferred income taxes                                                                          10,246            9,385
 Prepaid expenses and other assets                                                              19,788           14,847
                                                                                              --------         --------
TOTAL CURRENT ASSETS                                                                           555,801          558,317

Investment in securities                                                                           141              100
Property, plant and equipment-net                                                               83,272           85,038
Deposits and other assets                                                                        1,961            1,439
Goodwill                                                                                        32,623           29,144
Other intangible assets-net of accumulated amortization of $1,396 (2005) and $288  (2004)       14,914           15,998
                                                                                              --------         --------

TOTAL ASSETS                                                                                  $688,712         $690,036
                                                                                              ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable to banks                                                                         $6,622           $7,955
 Current portion of long-term debt                                                               2,404              399
 Accounts payable                                                                              172,788          192,163
 Accrued wages and commissions                                                                  55,081           54,200
 Accrued taxes other than income taxes                                                          17,586           17,729
 Accrued insurance and other accruals                                                           35,173           36,036
 Deferred income and other liabilities                                                          30,628           36,909
 Income taxes payable                                                                            1,686            4,270
                                                                                              --------         --------
TOTAL CURRENT LIABILITIES                                                                      321,968          349,661

Accrued insurance                                                                                1,630               86
Long-term debt                                                                                  13,297           15,588
Deferred income taxes                                                                           13,358           11,764

Commitments and contingencies

Minority Interest                                                                               43,444           36,420

STOCKHOLDERS' EQUITY
 Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
 Common stock, par value $.10; Authorized--30,000,000 shares; issued and
  outstanding--15,339,255 shares (2005) and 15,282,625 shares (2004)                             1,534            1,528
 Paid-in capital                                                                                43,694           42,453
 Retained earnings                                                                             249,754          232,714
 Accumulated other comprehensive income (loss)                                                      33             (178)
                                                                                              --------         --------
TOTAL STOCKHOLDERS' EQUITY                                                                     295,015          276,517
                                                                                              --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $688,712         $690,036
                                                                                              ========         ========
                 See Notes to Consolidated Financial Statements

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Year  Ended
                                                            ------------------------------------------------------------
                                                                          October 30,        October 31,     November 2,
                                                                                2005               2004            2003
                                                                          ----------         ----------      ----------
                                                                             (In thousands, except per share data)

NET SALES                                                                 $2,177,619         $1,924,777      $1,609,491

COSTS AND EXPENSES:
Cost of sales                                                              2,014,551          1,772,087       1,502,622
   Selling and administrative                                                 92,858             83,124          71,693
   Depreciation and amortization                                              29,603             25,537          24,331
                                                                          ----------         ----------      ----------
                                                                           2,137,012          1,880,748       1,598,646
                                                                          ----------         ----------      ----------

OPERATING PROFIT                                                              40,607             44,029          10,845

OTHER INCOME (EXPENSE):
   Interest income                                                             2,648                927             708
   Other expense-net                                                          (4,882)            (4,398)         (2,661)
   Gain on sale of real estate                                                     -              3,295               -
   Foreign exchange (loss) gain-net                                             (255)                97             299
   Interest expense                                                           (1,825)            (1,817)         (2,070)
                                                                          ----------         ----------      ----------

Income from continuing operations before items
 shown below                                                                  36,293             42,133           7,121
Minority interest                                                             (7,024)            (2,420)              -
                                                                          ----------         ----------      ----------
Income from continuing operations before taxes                                29,269             39,713           7,121

Income tax provision                                                         (12,229)           (15,517)         (2,916)
                                                                          ----------         ----------      ----------
Income from continuing operations                                             17,040             24,196           4,205
Discontinued operations, net of taxes                                              -              9,520               -
                                                                          ----------         ----------      ----------

NET INCOME                                                                  $17,040            $33,716          $4,205
                                                                          ==========         ==========      ==========

                                                                                   Per Share Data
                                                            ------------------------------------------------------------
Basic:
Income from continuing operations                                              $1.11              $1.59           $0.28
Discontinued operations                                                                            0.62
                                                                          ----------         ----------      ----------

Net income                                                                     $1.11              $2.21           $0.28
                                                                          ==========         ==========      ==========

Weighted average number of shares-basic                                       15,320             15,234          15,218
                                                                          ==========         ==========      ==========

Diluted:
Income from continuing operations                                              $1.11              $1.58           $0.28
Discontinued operations                                                                            0.62
                                                                          ----------         ----------      ----------
Net income                                                                     $1.11              $2.20           $0.28
                                                                          ==========         ==========      ==========

Weighted average number of shares-diluted                                     15,417             15,354          15,225
                                                                          ==========         ==========      ==========

                See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

                                                                                                Accumulated Other
                                                                                               Comprehensive (Loss)
                                                                                                     Income
                                                                                          ------------------------------
                                                                                          Foreign       Unrealized
                                               Common Stock                              Currency      Gain (Loss) On  Comprehensive
                                             $.10 Par Value      Paid-In      Retained  Translation      Marketable       Income
                                           Shares     Amount     Capital      Earnings  Adjustment       Securities      (Loss)
                                           ------     ------     -------      --------  ----------       ----------      ------
                                                                                         (Dollars in thousands)

Balance at November 3, 2002            15,217,415      $1,522     $41,036    $194,793        ($490)           $7

Stock options exercised - net of a
   diminutive tax benefit                   3,000                      55
Unrealized foreign currency
   translation adjustment - net of tax
   benefit of $8                                                                               (18)                          ($18)
Unrealized gain on marketable
   securities - net of taxes of $56                                                                           85               85
Net income for the year                                                         4,205                                       4,205
                                       ----------       -----      ------     -------         ----            --           ------
Balance at November 2, 2003            15,220,415       1,522      41,091     198,998         (508)           92           $4,272
                                                                                                                           ======


Stock options exercised - net of a tax
   benefit of $214                         62,210           6       1,362
Unrealized foreign currency
   translation adjustment - net of
   taxes of $126                                                                                294                          $294
Unrealized gain on marketable
   securities - net of tax benefit of
   $37                                                                                                       (56)             (56)
Net income for the year                                                        33,716                                      33,716
                                       ----------       -----      ------     -------         ----            --           ------
Balance at October 31, 2004            15,282,625       1,528      42,453     232,714         (214)           36          $33,954
                                                                                                                          =======


Stock options exercised - net of a tax
   benefit of $199                         56,630           6       1,241
Unrealized foreign currency
   translation adjustment - net of
   taxes of $80                                                                                 186                          $186
Unrealized gain on marketable
   securities - net of taxes of $16                                                                           25               25
Net income for the year                                                        17,040                                      17,040
                                       ----------       -----      ------     -------         ----            --           ------
Balance at October 30, 2005            15,339,255      $1,534     $43,694    $249,754         ($28)          $61          $17,251
                                       ==========      ======     =======    ========         ====           ===          =======

There were no shares of preferred stock issued or outstanding in any of the reported periods.

                See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended
                                                                            --------------------------------------------
                                                                               October 30,    October 31,     November 2,
                                                                                     2005            2004          2003
                                                                               ----------     -----------    -----------

                                                                                           (In thousands)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                                                        $17,040         $33,716        $4,205
Adjustments to reconcile net income to cash provided by operating activities
 Discontinued operations                                                                -          (9,520)            -
Depreciation and amortization                                                      29,603          25,537        24,331
Accounts receivable provisions                                                      3,838           7,784         6,227
 Minority interest                                                                  7,024           2,420             -
 Gain on foreign currency translation                                                 (16)            (43)          (10)
 (Gain) loss on dispositions of property, plant and equipment                          (9)         (3,432)          151
 Deferred income tax (benefit) expense                                             (2,978)         (4,240)           82
Changes in operating assets and liabilities, net of assets acquired:
   Accounts receivable                                                            (24,084)       (101,672)      (28,612)
   Proceeds from securitization program                                            30,000               -        10,000
   Inventories                                                                     (1,082)          6,662        (7,193)
   Prepaid expenses and other assets                                               (5,063)          2,553            59
   Deposits and other assets                                                         (520)            667           687
   Accounts payable                                                               (19,110)         37,149          (864)
   Accrued expenses                                                                   478          24,748        14,599
   Deferred income and other liabilities                                           (5,193)          6,119         8,927
   Income taxes                                                                    (2,451)          2,754         3,586
                                                                                  -------         -------        ------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          27,477          31,202        36,175
                                                                                  -------         -------        ------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued


                                                                                              Year Ended
                                                                            --------------------------------------------
                                                                                 October 30, October 31,     November 2,
                                                                                       2005         2004            2003
                                                                            ---------------- -----------    ------------
                                                                                           (In thousands)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Sales of investments                                                                  1,119       1,476             870
Purchases of investments                                                               (904)     (1,419)           (833)
Distributions from joint ventures                                                         -           -              49
Acquisitions                                                                              -      (1,864)              -
Proceeds from disposals of property, plant and equipment, net                         1,885       3,933             469
Purchases of property, plant and equipment                                          (28,511)    (30,737)        (17,990)
Proceeds from sale of real estate (discontinued operations)                               -      18,500               -
                                                                                    -------     -------          ------

NET CASH USED IN INVESTING ACTIVITIES                                               (26,411)    (10,111)        (17,435)
                                                                                    -------     -------          ------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                                              (399)       (340)         (1,524)
Exercises of stock options                                                            1,247       1,368              55
Payment of notes payable-bank                                                       (84,750)    (62,683)        (30,194)
Proceeds from notes payable-bank                                                     83,346      66,274          31,717
                                                                                    -------     -------          ------

NET CASH (USED IN) PROVIDED BY FINANCING
 ACTIVITIES                                                                            (556)      4,619              54
                                                                                    -------     -------          ------

Effect of exchange rate changes on cash                                                (422)        264            (357)
                                                                                    -------     -------          ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                88      25,974          18,437

Cash and cash equivalents, including restricted cash, beginning of year              88,031      62,057          43,620
                                                                                    -------     -------          ------

CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED
 CASH, END OF YEAR                                                                  $88,119     $88,031         $62,057
                                                                                    =======     =======         =======


SUPPLEMENTAL INFORMATION

Cash paid during the year:
 Interest expense                                                                    $1,868      $1,616          $2,131
 Income taxes                                                                       $17,694     $15,934          $2,360

The Company purchased certain assets and certain specified liabilities in exchange for a 24% interest in Volt Delta.  In conjunction with the acquisition, liabilities were assumed as follows:
 Fair value of assets acquired                                                                  $46,484
 Fair value of 24% interest                                                                      34,000
                                                                                                -------
 Liabilities assumed                                                                            $12,484
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

Fiscal Year: The Company's fiscal year ends on the Sunday nearest October
31. The 2003 through 2005 fiscal years each consisted of 52 weeks.

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated upon consolidation. The Company accounts for the securitization of accounts receivable in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (see Note B).

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation: The Company has elected to follow Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for its stock options under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant. Had compensation costs for these plans been determined at the grant dates for awards under the alternative accounting method provided for in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," net income and earnings per share, on a pro forma basis, would have been:

                                                              2005            2004              2003
                                                              ----            ----              ----
                                                              (In thousands, except per share data)

Net income as reported                                      $17,040          $33,716           $4,205
Pro forma compensation expense, net of taxes                    (99)            (130)             (67)
                                                            -------          -------           ------
Pro forma net income                                        $16,941          $33,586           $4,138
                                                            =======          =======           ======

Basic:
Net income as reported per share                              $1.11            $2.21            $0.28
Pro forma compensation expense, net of taxes per share        (0.01)           (0.01)           (0.01)
                                                            -------          -------           ------
Pro forma net income per share                                $1.10            $2.20            $0.27
                                                            =======          =======           ======

Diluted:
Net income as reported per share                              $1.11            $2.20            $0.28
Pro forma compensation expense, net of taxes                  (0.01)           (0.01)           (0.01)
                                                              -----           ------           ------
Pro forma net income per share                                $1.10            $2.19            $0.27
                                                              =====            =====            =====

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Stock-Based Compensation: --Continued
-------------------------

The  fair  value  of  each  option  grant  is   estimated   using  the  Multiple
Black-Scholes   option  pricing  model,  with  the  following   weighted-average
assumptions used for grants in fiscal 2004 and 2003, respectively: risk-free interest rates of 4.1% and 2.0%, respectively; expected volatility of .47 and ..50, respectively; an expected life of the options of five years; and no dividends. The weighted average fair value of stock options granted during fiscal years 2004 and 2003 was $14.62 and $6.59, respectively. There were no options granted during fiscal 2005.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," which replaces the superseded SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement requires that all entities apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and suppliers when the entity acquires goods or services. The provisions of this Statement are required to be adopted by the Company beginning October 31, 2005. The Company is currently assessing the impact that the adoption will have on the Company's consolidated financial position and results of operations. It will require the Company to record an expense for share-based compensation.

Revenue Recognition: The Company derives its revenues from several sources. The revenue recognition methods, which are consistent with those prescribed in Staff Accounting Bulletin 104 ("SAB 104"), entitled "Revenue Recognition in Financial Statements," are described below in more detail for the significant types of revenue within each of its segments.

Staffing Services:

    Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In fiscal 2005, this revenue comprised approximately 75% of the Company's net sales.

    Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, and for certain contracts, sales are generated by the Company's Staffing Solutions Group's managed services operations. The Company receives an administrative fee for arranging for, billing for and collecting the billings related to staffing companies
    ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company's payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In fiscal 2005, this revenue comprised approximately 2% of the Company's net sales.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Revenue Recognition: --Continued
--------------------

    Outsourced  Projects:  Sales  are  derived  from the  Company's  Information
    Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In fiscal 2005, this revenue comprised approximately 5% of the Company's net sales.

Telephone Directory:

    Directory Publishing: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in the United States and Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and distributed. In fiscal 2005, this revenue comprised approximately 3% of the Company's net sales.

    Ad Production and Other: Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance. In fiscal 2005, this revenue comprised approximately 1% of the Company's net sales.

Telecommunications Services:

    Construction:  Sales are  derived  from the  Company  supplying  aerial  and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory and has credit risk for collecting its billings. The Company relies upon the principles in AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts," using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project. In fiscal 2005, this revenue comprised approximately 4% of the Company's net sales.

    Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and if applicable, any completed units are delivered and accepted by the customer. In fiscal 2005, this revenue comprised approximately 2% of the Company's net sales.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Revenue Recognition: --Continued
--------------------

Computer Systems:

     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In fiscal 2005, this revenue comprised approximately 5% of the Company's net sales.

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have the Company's systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as appropriate. In fiscal 2005, this revenue comprised approximately 2% of the Company's net sales.

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in AICPA SOP 97-2, "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value. In fiscal 2005, this revenue comprised approximately 1% of the Company's net sales.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued
                                                             -

The weighted-average amortization period for other intangible assets in fiscal 2005 and 2004 was 15 years.

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

Property, plant and equipment consisted of:                October 30,                October 31,
                                                                 2005                       2004
                                                           ----------                 ----------
                                                                       (In thousands)

Land and buildings                                             $23,120                   $22,807
Machinery and equipment                                        157,601                   141,765
Leasehold improvements                                          12,021                    10,460
Enterprise Resource Planning system                             35,823                    34,896
                                                               -------                   -------
                                                               228,565                   209,928
Less allowances for depreciation and amortization              145,293                   124,890
                                                               -------                   -------
                                                               $83,272                   $85,038
                                                               =======                   =======

A term loan is secured by a deed of trust on land and buildings with a carrying amount at October 30, 2005 of $10.2 million (see Note F).

In fiscal year 2004, the Company sold land and buildings in California. One property was previously leased to the Company's formerly 59% owned subsidiary, Autologic Information International, Inc. and the other property was no longer being used by the Company. The gain on the sale of the building, leased to the former subsidiary, was classified as a discontinued operation.

Primary Insurance Casualty Program: The Company is insured with highly rated insurance companies under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premiums are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For the policy year ended March 31, 2003, a maximum premium was predetermined and paid. For subsequent policy years, management evaluates the accrual

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Primary Insurance Casualty Program: --Continued
----------------------------------

and the underlying assumptions regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of sales in the period in which such determination is made.

At October 30, 2005, the Company's net prepaid for the outstanding policy years was $1.6 million compared to a net liability of $8.3 million at October 31, 2004.

Medical Insurance Program: Beginning in April 2004, the Company became self-insured for the majority of its medical benefit programs. The Company remains insured for a portion of its medical program (primarily HMOs) as well as the entire dental program. The Company provides the self-insured medical benefits through an arrangement with a third-party administrator. However, the liability for the self-insured benefits is limited by the purchase of stop loss insurance. Contributed and withheld funds and related liabilities for the self-insured program together with unpaid premiums for the insured programs, other than the current provision, are held in a 501(c)(9) employee welfare benefit trust and do not appear on the balance sheet of the Company. In order to establish the self-insurance reserves, the Company utilizes actuarial estimates of expected losses based on statistical analyses of historical data. The provision for future payments is initially adjusted by the enrollment levels in the various plans. Periodically, the resulting liabilities are monitored and adjusted as warranted by changing circumstances. Should the amount of claims occurring exceed what was estimated or medical costs increase beyond what was expected, liabilities might not be sufficient, and additional expense may be recorded.

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

Securitization Program: The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., was $100.0 million at October 30, 2005 and $70.0 million at October 31, 2004. Accordingly, the trade receivables included on the October 30, 2005 and October 31, 2004 balance sheets have been reduced to reflect the participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company) for any of the sold receivables.

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

Translation of Foreign Currencies: The U.S. dollar is the Company's functional currency throughout the world, except for certain European and Canadian subsidiaries. Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are included in operations. The translation adjustments recorded as a separate component of stockholders' equity result from changes in exchange rates affecting the reported assets and liabilities of the European subsidiaries whose functional currency is not the U.S. dollar.

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

Derivatives and Hedging Activities: Gains and losses on foreign currency option and forward contracts designated as hedges of existing assets and liabilities and of identifiable firm commitments are deferred and included in the measurement of the related foreign currency transaction. The Company enters into derivative financial instrument contracts only for hedging purposes and accounts for them in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. (see Note N).

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an Amendment of APB Opinion No. 29," to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with early application permitted for exchanges beginning after November 2004. The adoption of this Statement has not had a material impact on the Company's consolidated financial position or results of operations.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which replaces the superseded SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement requires that all entities apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and suppliers when the entity acquires goods or services. The provisions of this Statement are required to be adopted by the Company beginning October 31, 2005. The Company is currently assessing the impact that the adoption will have on the Company's consolidated financial position and results of operations. It will require the Company to record an expense for share-based compensation.

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

NOTE B--Securitization Program

In April 2005, the Company amended its $150.0 million accounts receivable securitization program ("Securitization Program") to provide that the expiration date be extended from April 2006 to April 2007. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $150.0 million). The Company retains the servicing responsibility for the accounts receivable. At October 30, 2005, TRFCO had purchased from Volt Funding a participation interest of $100.0 million out of a pool of approximately $283.3 million of receivables.

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

The Company incurred charges, in connection with the sale of receivables under the Securitization Program, of $3.4 million in the fiscal year ended October 30, 2005 compared to $1.7 million and $1.6 million in the fiscal years ended October 31, 2004 and November 2, 2003, respectively, which are included in Other Expense on the consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 4.2%, 2.7% and 2.6% per annum in the fiscal years 2005, 2004 and 2003, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated the retained interest in receivables approximated fair value.

At October 30, 2005 and October 31, 2004, the Company's carrying retained interest in a revolving pool of receivables was approximately $182.5 million and $178.2 million, respectively, net of a service fee liability, out of a total pool of approximately $283.3 million and $248.7 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $100.0 million and $70.0 million at October 30, 2005 and October 31, 2004, respectively. Accordingly, the trade accounts receivable included on the October 30, 2005 and October 31, 2004 balance sheets have been reduced to reflect the participation interest sold of $100.0 million and $70.0 million, respectively.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof, from a nationally recognized rating organization. At October 30, 2005, the Company was in compliance with all requirements of the Securitization Program.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE C--Short-Term Investments and Investments in Securities

At October 30, 2005 and October 31, 2004 short-term investments consisted of $4.2 million and $4.2 million, respectively, invested in mutual funds for the Company's deferred compensation plan (see Note N).

At October 30, 2005 and October 31, 2004, the Company had an available-for-sale investment in equity securities of $141,000 and $100,000, respectively. The gross unrealized gains of $101,500 and $60,500 at October 30, 2005 and October 31, 2004, respectively, were included as a component of accumulated other comprehensive income (loss).


NOTE D--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:


                                    October 30,             October 31,
                                          2005                    2004
                                    ----------             -----------
                                               (In thousands)

Telephone Directory                    $10,508                 $11,313
Telecommunications Services             17,734                  14,505
Computer Systems                         5,516                   6,858
                                       -------                 -------
Total                                  $33,758                 $32,676
                                       =======                 =======


The cumulative amounts billed under service contracts at October 30, 2005 and October 31, 2004 of $9.6 million and $13.9 million, respectively, are credited against the related costs in inventory.


NOTE E--Short-Term Borrowings

In April 2005, the Company amended its secured, syndicated, revolving credit agreement ("Credit Agreement") to, among other things, extend the term for three years to April 2008 and increase the line from $30.0 million to $40.0 million.

The Credit Agreement established a secured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent for the Credit Facility is JPMorgan Chase Bank. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo Bank, N.A., Lloyds TSB Bank PLC and Bank of America, N.A.

Borrowings  under the Credit  Facility  are to bear  interest  at  various  rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined.  Additionally,  interest  and the  facility  fees can be  increased  or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. As amended, in lieu of the previous borrowing base formulation, the Credit Agreement now requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at October 30, 2005, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 4.9% per annum. At October 30, 2005, the facility fee was 0.3% per annum.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE E--Short-Term Borrowings--Continued

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At October 30, 2005, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Under the April 2005 amendment, five subsidiaries of the Company remain as guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At October 30, 2005, four of those guarantors have pledged approximately $54.4 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

At October 30, 2005, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit up to an aggregate of $51.3 million, including $40.0 million under the Credit Agreement and the Company had total outstanding foreign currency bank borrowings of $6.6 million, $2.4 million of which were under the Credit Agreement. These bank borrowings provide a hedge against devaluation in foreign currency denominated assets.


NOTE F--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:


                                        October 30,                October 31,
                                              2005                       2004
                                        ----------                 ----------
                                                     (In thousands)

8.2% term loan (a)                         $13,730                    $14,130
Payable to Nortel Networks(b)                1,971                      1,857
                                           -------                    -------
                                            15,701                     15,987
Less amounts due within one year             2,404                        399
                                           -------                    -------
Total long-term debt                       $13,297                    $15,588
                                           =======                    =======


(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $13.7 million at October 30, 2005. The fair value of the loan was approximately $14.3 million at October 30, 2005. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at October 30, 2005 of $10.2 million. The obligation is guaranteed by the Company.

(b) Represents the present value of a $2.0 million payment due to Nortel Networks in February 2006, discounted at 6% per annum, as required in an agreement closed on August 2, 2004 (see Note J).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--Long-Term Debt and Financing Arrangements-- Continued

Principal payment maturities on long-term debt outstanding at October 30, 2005 are:

                             Fiscal Year                     Amount
                             -----------                     ------
                                                         (In thousands)

                                2006                          $2,404
                                2007                             470
                                2008                             511
                                2009                             554
                                2010                             601
                             Thereafter                       11,161
                                                             -------
                                                             $15,701
                                                             =======


NOTE G--Income Taxes

The components of the Company's income from continuing operations before income taxes and minority interest by location, and the related income tax provision are as follows:

                                                                                     Year Ended
                                                           --------------------------------------------------------------
                                                                   October 30,          October 31,          November 2,
                                                                          2005                 2004                2003
                                                           --------------------------------------------------------------
                                                                                         (In thousands)
The components  of income from  continuing  operations
before income taxes and minority  interest,  based  on
the  location  of  operations,  consist  of  the
following:
     Domestic                                                          $30,318              $36,530               $3,523
     Foreign                                                             5,975                5,603                3,598
                                                                       -------              -------               ------
                                                                       $36,293              $42,133               $7,121
                                                                       =======              =======               ======


The components of the income tax provision include:
Current:
   Federal (a)                                                          $9,880              $13,040                 $518
   Foreign                                                               1,508                2,608                1,716
   State and local                                                       3,819                4,109                  600
                                                                       -------              -------               ------
   Total current                                                        15,207               19,757                2,834
                                                                       -------              -------               ------

Deferred:
   Federal                                                             ($2,711)             ($3,450)                $232
   Foreign                                                                 201                  (19)                (202)
   State and local                                                        (468)                (771)                  52
                                                                       -------              -------               ------
   Total deferred                                                       (2,978)              (4,240)                  82
                                                                       -------              -------               ------
 Total income tax provision                                            $12,229              $15,517               $2,916
                                                                       =======              =======               ======

(a) Reduced in 2005, 2004 and 2003 by benefits of $1.4 million, $0.9 million and $0.8 million, respectively, from general business credits.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes--Continued

The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                                                          Year Ended
                                                   ------------------------------------------------------------
                                                      October 30,          October 31,           November 2,
                                                            2005                 2004                  2003
                                                   ------------------------------------------------------------


Statutory rate                                            35.0%                35.0%                35.0%
State and local taxes, net of federal
   tax benefit                                             8.0                  6.3                  6.4
Tax effect of foreign operations                             -                  2.4                  3.8
Goodwill                                                  (0.7)                (1.3)                (3.3)
General business credits                                  (3.9)                (2.2)                (4.5)
Minority interest                                         (7.5)                (2.2)                   -
Other-net, principally non deductible items                2.8                 (1.2)                 3.5
                                                          ----                 ----                 ----
Effective tax rate                                        33.7%                36.8%                40.9%
                                                          ====                 ====                 ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include foreign operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         October 30,               October 31,
                                                                2005                      2004
                                                         -----------               -----------
                                                                      (In thousands)
Deferred Tax Assets:
   Allowance for doubtful accounts                           $2,688                     $3,573
   Inventory valuation                                        1,679                        526
   Foreign loss carryforwards                                 2,746                      1,692
   Goodwill                                                   2,740                      2,256
   Compensation accruals and deferrals                        4,803                      4,551
   Warranty accruals                                            105                         76
   Foreign asset bases                                          133                        377
   Other-net                                                    578                        878
                                                             ------                     ------
Total deferred tax assets                                    15,472                     13,929
Less valuation allowance for deferred tax assets              4,760                      3,948
                                                             ------                     ------
Deferred tax assets, net of valuation allowance              10,712                      9,981
                                                             ------                     ------

Deferred Tax Liabilities:
   Software development costs                                 3,324                      4,526
   Earnings not currently taxable                                53                        146
   Accelerated book depreciation                              5,872                      7,688
   Intangible assets                                          4,575                          -
                                                             ------                     ------
   Total deferred tax liabilities                            13,824                     12,360
                                                             ------                     ------

Net deferred tax liabilities                                ($3,112)                   ($2,379)
                                                             ======                     ======

Balance sheet classification:
   Current assets                                           $10,246                     $9,385
   Non-current liabilities                                  (13,358)                   (11,764)
                                                             ------                     ------
Net deferred tax liabilities                                ($3,112)                   ($2,379)
                                                             ======                     ======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes--Continued

At October 30, 2005, deferred tax assets included $2.8 million related to foreign loss carryforwards, with no limitation on the carryforward period and $2.0 million related to goodwill written off as impaired. For financial statement purposes, a full valuation allowance of $4.8 million has been recognized due to the uncertainty of the realization of the foreign loss carryforwards and future tax deductions related to goodwill. The valuation allowance increased during 2005 by $0.8 million.

Substantially all of the undistributed earnings of foreign subsidiaries of $12.6 million at October 30, 2005 are considered permanently invested and, accordingly, no federal income taxes thereon have been provided. Should these earnings be distributed, foreign tax credits would reduce the additional federal income tax that would be payable. Availability of credits is subject to limitations; accordingly, it is not practicable to estimate the amount of the ultimate deferred tax liability, if any, on accumulated earnings.

The American Jobs Creation Act of 2004 (the "Act") provided for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. The Company is currently assessing the impact the Act will have on the Company's consolidated financial position or results of operations. The Company does not anticipate a material benefit upon completion of its evaluation of the Act in fiscal 2006 due to the relative high tax rates in those countries with undistributed earnings.


NOTE H--Goodwill and Intangible Assets

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

The following table represents the balance of intangible assets subject to amortization as of the end of fiscal 2005 and the amortization expense for the year:

                                          October 30,       October 31,
                                                2005              2004
                                          -----------      -----------
                                                  (In thousands)
     Intangible assets                        $16,310           $16,286
     Accumulated amortization                   1,396               288
                                              -------           -------
     Net Carrying Value                       $14,914           $15,998
                                              =======           =======

     Annual amortization expense               $1,108              $288
                                              =======           =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--Goodwill and Intangible Assets--Continued

In each of the succeeding five years, the amount of amortization expense for other intangible assets is estimated to be as follows:


                               Fiscal Year     Amount
                               -----------     ------

                               2006            $1,109
                               2007            $1,109
                               2008            $1,101
                               2009            $1,069
                               2010            $1,024


In fiscal 2005, the total other intangible assets acquired was $24,000. In fiscal 2004, the total other intangible assets acquired was $16.3 million, as noted in Note J. Amortization expense in fiscal 2003 was $92,000.

The following table represents the change in the carrying amount of goodwill (see Note J) for each segment during each fiscal year.

                                 Carrying                        Carrying                       Carrying
                                  Value                            Value                          Value
                                 November         Additions       October       Additions        October
     Segment                      2, 2003              2004      31, 2004            2005       30, 2005
     -------                     --------        ----------      --------       --------        --------
                                                         (In thousands)

     Staffing Services             $8,340                          $8,340                        $8,340
     Computer Systems                 642           $20,162        20,804        $3,479(a)       24,283
                                   ------           -------       -------        ------         -------
     Total                         $8,982           $20,162       $29,144        $3,479         $32,623
                                   ======           =======       =======        ======         =======

(a) Adjustments to the purchase price allocation of the Nortel acquisition.

NOTE I--Per Share Data

In calculating basic earnings per share, the effect of dilutive securities is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                                            Year Ended
                                                       ------------------------------------------------------
                                                        October 30,          October 31,          November 2,
                                                              2005                 2004                 2003
                                                       -----------           -----------          -----------
                                                                         (In thousands)
Denominator for basic earnings per share -
Weighted average number of shares                           15,320               15,234               15,218

Effect of dilutive securities:
   Employee stock options                                       97                  120                    7
                                                            ------               ------               ------
Denominator for diluted earnings per share -
Adjusted weighted average number of shares                  15,417               15,354               15,225
                                                            ======               ======               ======


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE I--Per Share Data--Continued

Options to purchase 163,700, 45,400 and 582,539 shares of the Company's common stock were outstanding at October 30, 2005, October 31, 2004 and November 2, 2003, respectively, but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.


NOTE J--Acquisition of Businesses

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

Also, on August 2, 2004, the Company and certain subsidiaries entered into a Members' Agreement (the "Members' Agreement") with Nortel Networks which defined the management of Volt Delta and the respective rights and obligations of the equity owners thereof. The Members' Agreement provides that, commencing two years from the date thereof, Nortel Networks may exercise a put option or Volt Delta may exercise a call option, in each case to affect the purchase by Volt Delta of Nortel Networks' minority interest in Volt Delta ("Contingent Liability"). The option was cancelled by an amendment to the Members' Agreement on December 29, 2005 (See Note Q-Subsequent Events).

The Company engaged an independent valuation firm to assist in the determination of the purchase price (the value of the 24% equity interest in Volt Delta) of the acquisition and its allocation. The allocation was completed at the end of fiscal 2005.

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

NOTE J--Acquisition of Businesses--Continued

                               Purchase Allocation
   Fair Value of Assets Acquired and Liabilities Assumed and Established
   ---------------------------------------------------------------------
                                 (In thousands)

       Cash                                        3,491
       Inventories                                 1,551
       Deferred taxes                              1,497
       Deposit and other assets                      404
       Goodwill                                   23,641
       Intangible assets                          15,900
                                               ---------
             Total assets                        $46,484
                                               =========

       Accrued wages and commissions           $     700
       Other accrued expenses                      2,189
       Other liabilities                           2,791
       Long-term debt                              1,828
       Deferred taxes                              4,976
       Minority interest                          34,000
                                               ---------
             Total liabilities                   $46,484
                                               =========

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


                                       Pro Forma Results (Unaudited)
                                                Year Ended
                                       October            November
                                      31, 2004            2, 2003
                                      --------            --------
                            (In thousands of dollars, except per share data)

   Net sales                        $1,953,842          $1,649,939
                                    ==========          ==========

   Operating income                    $51,326             $18,512
                                       =======             =======
   Net income                          $34,678              $5,922
                                       =======              ======

   Earnings per share:
       Basic                             $2.27               $0.39
                                         =====               =====
       Diluted                           $2.25               $0.39
                                         =====               =====

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--Acquisition of Businesses--Continued

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


NOTE K--Stock Option Plan

The Non-Qualified Option Plan adopted by the Company in fiscal 1995 terminated on May 16, 2005 except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at October 30, 2005 were granted at 100% of the market price on the date of grant and become fully vested within one to five years after the grant date.

Transactions involving outstanding stock options under the plan were:

                                           Number of     Weighted Average
                                              Shares       Exercise Price
                                              ------       --------------

Outstanding-November 3, 2002                 566,359          $21.08

Granted                                       38,750           12.02
Exercised                                     (3,000)          18.08
Forfeited                                    (19,570)          21.43
                                             -------
Outstanding-November 2, 2003                 582,539           20.48

Granted                                       13,800           25.39
Exercised                                    (62,210)          18.55
Forfeited                                     (6,376)          25.67
                                              ------
Outstanding-October 31, 2004                 527,753           20.77

Exercised                                    (56,630)          18.49
Forfeited                                    (30,225)          22.59
                                             -------
Outstanding-October 30, 2005                 440,898          $20.94
                                             =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--Stock Option Plan--Continued

Price ranges of outstanding and exercisable options as of October 30, 2005 are summarized below:

                                               Outstanding Options                                Exercisable Options
                             --------------------------------------------------------    ---------------------------------------
                                                  Average
Range of                       Number             Remaining      Weighted Average           Number          Weighted Average
Exercise Prices               of Shares          Life (Years)     Exercise Price           of Shares         Exercise Price
-----------------             ---------          -----------      ----------------         ---------         --------------
$10.67 - $17.50                 58,330             5.9                $13.39                 37,180              $14.62
$18.08 - $18.08                175,968             0.5                $18.08                175,968              $18.08
$18.13 - $22.31                 89,720             4.4                $20.25                 80,690              $20.43
$22.47 - $33.94                 88,680             2.9                $26.00                 77,880              $26.07
$35.56 - $50.56                 28,200             2.2                $40.70                 28,200              $40.70

NOTE L--Segment Disclosures

Financial data concerning the Company's sales, segment profit (loss) and identifiable assets by reportable operating segment for fiscal years 2005, 2004 and 2003 are presented in tables below.

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

Staffing Services - This segment provides a broad range of employee staffing services to a wide range of customers throughout the United States, Canada, and Europe and has commenced operations in Asia. These services fall within three major functional areas: Staffing Solutions, Information Technology Solutions and E-Procurement Solutions. Staffing Solutions provides a full spectrum of managed staffing and temporary/alternative personnel employment and direct hire placement. Information Technology Solutions provides a wide range of information technology services, including consulting, turnkey project management in the product development lifecycle, IT and customer contact arenas. E-Procurement Solutions provides global vendor neutral procurement and human capital management solutions by combining web-based tools and business process outsourcing services.

Telephone Directory - This segment publishes independent telephone directories in the United States and publishes telephone directories in Uruguay; provides telephone directory production, commercial printing, database management, sales and marketing services and licenses directory production and contract management software systems to directory publishers and others.

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

Sales, operating profit and identifiable assets by the Company's reportable operating segment are as follows:

                                                 October 30,      October 31,       November 2,
                                                       2005             2004              2003
                                                 -----------      -----------       ----------
Net Sales                                                       (In thousands)

Staffing Services:
   Staffing                                       $1,759,683       $1,580,225        $1,266,875
   Managed Services                                1,157,168        1,148,116         1,043,572
                                                  ----------       ----------        ----------
   Total gross sales                               2,916,851        2,728,341         2,310,447
   Less Non-recourse Managed Services             (1,121,196)      (1,120,079)         (967,379)
   Intersegment sales                                  6,155            3,839             2,367
                                                  ----------       ----------        ----------
                                                   1,801,810        1,612,101         1,345,435
                                                  ----------       ----------        ----------
Telephone Directory:
   Sales to unaffiliated customers                    82,298           72,194            69,750
   Intersegment sales                                      -                1                43
                                                  ----------       ----------        ----------
                                                      82,298           72,195            69,793
                                                  ----------       ----------        ----------
Telecommunications Services:
   Sales to unaffiliated customers                   137,799          134,266           112,201
   Intersegment sales                                  1,212            1,132               638
                                                  ----------       ----------        ----------
                                                     139,011          135,398           112,839
                                                  ----------       ----------        ----------
Computer Systems:
   Sales to unaffiliated customers                   161,867          110,055            84,472
   Intersegment sales                                 11,252            9,962             9,167
                                                  ----------        ---------           -------
                                                     173,119          120,017            93,639
                                                  ----------       ----------        ----------

Elimination of intersegment sales                    (18,619)         (14,934)          (12,215)
                                                  ----------       ----------        ----------
Total Net Sales                                   $2,177,619       $1,924,777        $1,609,491
                                                  ==========       ==========        ==========

Segment Profit (Loss)
Staffing Services                                    $31,179          $36,718           $21,072
Telephone Directory                                   14,895           10,115             6,748
Telecommunications Services                          (2,429)           (2,838)           (3,986)
Computer Systems                                      35,801           30,846            14,679
                                                  ----------       ----------        ----------
Total segment profit                                  79,446           74,841            38,513

General corporate expenses                          (38,839)          (30,812)          (27,668)
                                                  ----------       ----------        ----------
Total Operating Profit                               $40,607          $44,029           $10,845
                                                  ==========       ==========        ==========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued


                                                 October 30,       October 31,
                                                       2005             2004
                                                -----------        -----------
                                                        (In thousands)
Assets:
Staffing Services                                 $446,990            $422,658
Telephone Directory                                 55,238              55,740
Telecommunications Services                         53,173              52,770
Computer Systems                                   103,720             102,487
                                                  --------            --------
                                                   659,121             633,655
Cash, investments and other corporate assets        29,591              56,381
                                                  --------            --------
Total assets                                      $688,712            $690,036
                                                  ========            ========


Sales to external customers and assets of the Company by geographic area are as follows:

                                                                               Year Ended
                                        ---------------------------------------------------------
                                                October 30,        October 31,        November 2,
                                                      2005               2004               2003
                                        ---------------------------------------------------------
                                                               (In thousands)
Sales:
   Domestic                                     $2,058,661         $1,822,544         $1,484,720
   International, principally Europe               118,958            102,233            124,771
                                                ----------         ----------         ----------
                                                $2,177,619         $1,924,777         $1,609,491
                                                ==========         ==========         ==========


                                                          Year Ended
                                        --------------------------------------
                                                October 30,        October 31,
                                                      2005               2004
                                        --------------------------------------
                                                    (In thousands)
Assets:
   Domestic                                       $633,381           $634,454
   International, principally Europe                55,331             55,582
                                                  --------           --------
                                                  $688,712           $690,036
                                                  ========           ========


In fiscal 2005, the Telecommunications Services segment's sales to two customers accounted for approximately 30% and 14% respectively, of the total sales of that segment; the Computer Systems segment's sales to two customers accounted for approximately 31% and 13% of the total sales of that segment; the Staffing Services segment's sales to one customer accounted for approximately 13% of the total sales of that segment. In fiscal 2005, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 11% of the Company's net sales.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

In fiscal 2004, the Telecommunications Services segment's sales to four customers accounted for approximately 17%, 15%, 12%, and 11% respectively, of the total sales of that segment; the Computer Systems segment's sales to one customer accounted for approximately 28% of the total sales of that segment; the Staffing Services segment's sales to one customer accounted for approximately 14% of the total sales of that segment; and the Telephone Directory segment's sales to one customer accounted for approximately 10% of the total sales of that segment. In fiscal 2004, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 12% of the Company's net sales.

In fiscal 2003, the Telecommunications Services segment's sales to three customers accounted for approximately 23%, 18%, and 12%, respectively, of the total sales of that segment; the Computer Systems segment's sales to two customers accounted for approximately 27% and 13% of the total sales of that segment; the Staffing Services segment's sales to one customer accounted for approximately 13% of the total sales of that segment; and the Telephone Directory segment's sales to one customer accounted for approximately 10% of the total sales of that segment. In fiscal 2003, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 10.6% of the Company's net sales.

The loss of one or more of these customers, unless the business is replaced by the segment, could result in an adverse effect on the results for that segment's business.

Capital   expenditures  and  depreciation  and  amortization  by  the  Company's operating segments are as follows:


                                                           Year Ended
                                          --------------------------------------------------
                                           October 30,        October 31,        November 2,
                                                 2005               2004               2003
                                          -----------         ----------         -----------
                                                            (In thousands)
Capital Expenditures:
   Staffing Services                          $17,061             $9,270             $8,026
   Telephone Directory                            151                391              2,104
   Telecommunications Services                  2,973              1,803              1,766
   Computer Systems                             6,520             17,491              4,768
                                              -------            -------            -------
      Total segments                           26,705             28,955             16,664
   Corporate                                    1,806              1,782              1,326
                                              -------            -------            -------
                                              $28,511            $30,737            $17,990
                                              =======            =======            =======

Depreciation and Amortization (a):
   Staffing Services                          $10,399             $9,365             $8,942
   Telephone Directory                          1,848              2,067              2,024
   Telecommunications Services                  1,771              2,862              3,870
   Computer Systems                             9,840              5,744              3,770
                                              -------            -------            -------
     Total segments                            23,858             20,038             18,606
   Corporate                                    5,745              5,499              5,725
                                              -------            -------            -------
                                              $29,603            $25,537            $24,331
                                              =======            =======            =======

(a) Includes depreciation and amortization of property, plant and equipment for fiscal years 2005, 2004 and 2003 of $28.5 million, $25.2 million and $24.2 million, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE M--Employee Benefits

The Company has various savings plans that permit eligible employees to make contributions on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. In January 2000, the Company amended the savings plan for permanent employees to provide a Company contribution in the form of a 50% match of the first 3% of salary contributed by eligible participants. For participants with less than five years of service, the Company's matching contributions vest at 20% per year over a five-year period. Company contributions to the plan are made semi-annually. Under the plan, the Company's contributions of $1.7 million, $1.4 million and $1.3 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively, were accrued and charged to compensation expense.

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

NOTE N--Derivative Financial Instruments, Hedging and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts, foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At October 30, 2005, the Company had outstanding foreign currency option contracts in the aggregate notional amount equivalent to $2.9 million, which approximated its net investment in foreign operations and is accounted for as a hedge under SFAS No. 52.

Included in cash and cash equivalents at October 30, 2005 and October 31, 2004 was approximately $26.1 million and $43.7 million, respectively, that was restricted to cover obligations that were reflected in accounts payable at that date. These amounts primarily related to certain contracts with customers, for whom the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE O--Leases

The  future  minimum  rental   commitments  as  of  October  30,  2005  for  all
non-cancelable operating leases were as follows:


        Fiscal Year        Total         Office Space           Equipment
        -----------        -----         ------------           ---------
                                        (In thousands)

        2006               $19,378            $18,380               $998
        2007                14,857             14,315                542
        2008                 7,501              7,423                 78
        2009                 3,929              3,929                  -
        2010                 2,733              2,733                  -
        Thereafter             414                414                  -
                           -------            -------             ------
                           $48,812            $47,194             $1,618
                           =======            =======             ======


Many of the leases also require the Company to pay and contribute to property taxes, insurance and ordinary repairs and maintenance.

Rental expense for all operating leases for fiscal years 2005, 2004 and 2003 was $29.9 million, $25.6 million and $24.0 million, respectively.

NOTE P--Related Party Transactions

During fiscal 2005, 2004 and 2003, the Company paid or accrued $0.8 million, $1.9 million and $0.5 million, respectively, to the law firms of which Lloyd Frank, a director of the Company, is or was of counsel, for services rendered to the Company and expenses reimbursed. During fiscal 2005, 2004 and 2003, the Company also paid $5,000, $13,000 and $47,700, respectively, to the law firm of which Bruce Goodman, a director of the Company, is a partner, for services rendered to the Company.

The Company renders various payroll and related services to a corporation primarily owned by Steven A. Shaw, an officer and director, for which the Company received approximately $5,000 in excess of its direct costs in fiscal 2005. Such services are performed on a basis substantially similar to those performed by the Company for and at substantially similar rates as charged by the Company to unaffiliated third parties. In addition, the Company rents approximately 2,600 square feet of office space to that corporation in the Company's El Segundo, California facility (which is located within the Company's facility and shares common areas), which the Company does not require for its own use, on a month-to-month basis at a rental of $1,750 per month ($1,500 per month prior to March 31, 2004). Based on the nature of the premises and a report from a real estate broker, the Company believes the rent is a fair and reasonable rate for the space.

In 2005, after an investigation conducted by independent counsel appointed by the Audit Committee of the Board of Directors, the Audit Committee concluded that Mr. Thomas Daley, an executive officer of the Company, had, in July, 2005, exercised options and sold the underlying shares of stock of the Company in violation of the Company's Insider Trading Policy. The Audit Committee required Mr. Daley to pay $31,500, representing the difference between the price at which Mr. Daley sold the stock and the average market price of the Company's stock over the three days following the Company's release of its 3rd quarter results, and pay a further penalty of $10,000. These moneys have been paid by Mr. Daley to the Company's General Counsel's attorney escrow account. The matter was self-reported on behalf of the Company to the Securities and Exchange Commission, and is under review by that agency. In connection with this matter, the Audit Committee recommended that the Company advance Mr. Daley's legal fees

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE P--Related Party Transactions--Continued

upon his entering into a written agreement to repay such fees if it were ultimately determined that he was not entitled to be indemnified for legal expenses under applicable law. The Company has advanced to date $95,800 directly to Mr. Daley's attorneys in connection with such matter. The Company has also paid to date legal fees of the independent counsel to the Audit Committee of approximately $260,000 associated with this matter.


NOTE Q--Subsequent Events

On December 29, 2005, Volt Delta purchased from Nortel Networks its 24% minority interest in Volt Delta. Under the terms of the agreement, Volt Delta is required to pay Nortel Networks approximately $56.4 million for its minority interest in the LLC, and an excess cash distribution of approximately $5.4 million. Under the terms of the agreement, Volt Delta paid $25.0 million on December 29, 2005 with the remaining $36.8 million due February 15, 2006. The transaction is expected to result in an increase of approximately $18.0 million in goodwill and intangible assets and elimination of the minority interest.

On December 30, 2005, Volt Delta acquired varetis AG's Varetis Solutions GmbH subsidiary for $24.8 million. The acquisition of Varetis Solutions, GmbH allows the two companies to combine resources to focus on the evolving global market for directory information systems and services. Varetis Solutions adds technology in the area of wireless and wireline database management, directory assistance/enquiry automation, and wireless handset information delivery to Volt Delta's significant technology portfolio. The acquisition is expected to result in an increase of approximately $20.0 million in goodwill and intangible assets.

The Company will engage an independent valuation firm to assist in the allocation of the purchase price of the acquisitions.

In December 2005, the credit agreement was amended to consent to the consummation of the acquisition by the Company of the twenty-four (24%) percent interest in Volt Delta owned by Nortel Networks and to modify certain of the financial covenants contained in the Credit Agreement and increase the amount of financing permitted under the Securitization Program.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE R--Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the fiscal years ended October 30, 2005 and October 31, 2004. Each quarter contained thirteen weeks.

                                                     Fiscal 2005 Quarter
                               -----------------------------------------------------------------
                                      First            Second           Third             Fourth
                                      -----            ------           -----             ------
                                                     (In thousands, except per share data)

Net sales                          $497,835           $546,045        $543,515          $590,224
                                   ========           ========        ========          ========

Gross profit                        $29,662            $39,722         $40,943           $52,741
                                   ========           ========        ========          ========

Net (loss) income                     ($808)            $4,527          $4,966            $8,355
                                   ========           ========        ========          ========

  Net (loss) income-basic            ($0.05)             $0.30           $0.32             $0.54
                                   ========           ========        ========          ========
  Net (loss) income-diluted          ($0.05)             $0.29           $0.32            $0.54
                                   ========           ========        ========          ========


                                                                             Fiscal 2004 Quarter (Note 1)
                                                           -----------------------------------------------------------------
                                                                  First           Second              Third          Fourth
                                                                  -----           ------              -----          ------
                                                                                 (In thousands, except per share data)

Net sales                                                      $413,959          $478,479          $500,732         $531,607
                                                               ========          ========          ========         ========

Gross profit                                                    $24,111           $34,240           $43,738          $50,601
                                                               ========          ========          ========         ========

Income (loss) from continuing operations                        ($1,153)           $4,608           $9,239          $11,502
Discontinued operations, net of taxes                                 -             9,520                -                -
                                                               --------          --------          --------         --------
Net (loss) income                                               ($1,153)          $14,128            $9,239          $11,502
                                                               ========          ========          ========         ========

Per share data:
  Income (loss) from continuing operations-basic                 ($0.08)            $0.31             $0.61            $0.75
                                                               ========          ========          ========         ========
  Income (loss) from continuing operations-diluted               ($0.08)            $0.30             $0.60            $0.75
                                                               ========          ========          ========         ========

  Net (loss) income-basic                                        ($0.08)            $0.93             $0.61            $0.75
                                                               ========          ========          ========         ========
  Net (loss) income-diluted                                      ($0.08)            $0.92             $0.60            $0.75
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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management is responsible for maintaining adequate internal controls over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting.

The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of October 30, 2005 under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Co-Principal Executive Officer, its Executive Vice President and Co-Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation and the events described below, management concluded that, as of their evaluation the Company did not maintain effective internal controls over financial reporting as of October 30, 2005, because of the effect of a material weakness in the Company's system of internal controls, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria), at a single subsidiary. The subsidiary did not appropriately calculate and reconcile its fixed assets and related depreciation detail records to the amounts recorded in its financial statements and did not properly reconcile the deferred tax liability recorded in its financial statements relating to depreciation timing differences to the supporting documentation. These findings resulted in material adjustments to the consolidated financial statements.


On January 16, 2006, Ernst & Young LLP, the Company's independent registered public accounting firm, issued an unqualified opinion on the Company's financial statements for the fiscal year ended October 30, 2005.

Remediation Efforts Related to the Material Weakness in Internal Controls

The Company's management reviewed and evaluated the design of the control procedure relating to depreciation of assets and reconciliation of the deferred tax liability, and is taking the following actions to remediate the reported material weakness in internal controls over financial reporting by:

     o The creation of additional positions within the affected subsidiary, including an accounting and finance compliance officer, to review and coordinate with the subsidiary controller, the implementation and maintenance of its internal controls over financial reporting.

     o Requiring certain changes to the fixed asset sub-ledgers be reviewed and approved in writing by the subsidiary controller.

     o    Adhering  to  the  Company's   financial   statement  closing  process
          monitoring controls and documentation procedures related to the Company's fixed asset and income tax provision policies.

After the completion of the evaluation, the Company began its remediation program to correct the material weakness reported above. The Company's management has discussed this material weakness and initial corrective actions and future plans with the Audit Committee and the Company's Board of Directors who concurred with management.

Management's Annual Report on Internal Control Over Financial Reporting

    The Company's management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Management, under the supervision and with the participation of the Company's Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting using the COSO criteria as of October 30, 2005.

    In management's assessment the Company did not maintain effective internal control over financial reporting, as of October 30, 2005, based on the COSO criteria, because of the effect of the material weakness described above.

    The Company's independent registered public accounting firm, Ernst & Young LLP, had audited the effectiveness of the Company's internal control over financial reporting and management's assessment of the effectiveness of such controls as of October 30, 2005, as stated in their report which is included herein.


Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Volt Information Sciences, Inc.

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Volt Information Sciences, Inc. did not maintain effective internal control over financial reporting as of October 30, 2005, because of the effect of a material weakness in the Company's system of internal control, at a subsidiary, as discussed below, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Volt Information Sciences' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. The Company's subsidiary did not appropriately calculate and reconcile its fixed assets and related depreciation detail records to the amounts recorded in its financial statements. In addition, the Company did not appropriately reconcile the deferred tax liability recorded in its financial statements relating to depreciation

The Board of Directors and Shareholders
Volt Information Sciences, Inc.--Continued

timing differences at this subsidiary to the supporting documentation. These findings resulted in material adjustments to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2005 financial statements, and this report does not affect our report dated January 16, 2006 on those financial statements.

In our opinion, management's assessment that Volt Information Sciences, Inc. did not maintain effective internal control over financial reporting as of October 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Volt Information Sciences, Inc. has not maintained effective internal control over financial reporting as of October 30, 2005, based on the COSO criteria.


/s/ ERNST & YOUNG LLP

New York, New York
January 16, 2006



ITEM 9B. OTHER INFORMATION

    None.

                                    PART III


The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company's Proxy Statement for the Company's 2005 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended October 30, 2005 and is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company's executive officers which follows Item 4 in this Report and the information as to the Company's equity compensation plans contained in the last paragraph of Item 5 in this Report are incorporated by reference into Items 10 and 12, respectively, of this Report.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1).    Financial Statements
             --------------------

             The following consolidated financial statements of Volt Information Sciences, Inc. and subsidiaries are included in Item 8 of this
             Report:

                                                                                                                  Page
                                                                                                                  ----

             Consolidated Balance Sheets--October 30, 2005 and October 31, 2004                                     57

             Consolidated Statements of Operations--Years ended October 30, 2005,
                   October 31, 2004 and November 2, 2003                                                            58

             Consolidated Statements of Stockholders' Equity--Years ended
                   October 30, 2005, October 31, 2004 and November 2, 2003                                          59

             Consolidated Statements of Cash Flows--Years ended October 30, 2005,
                    October 31, 2004 and November 2, 2003                                                           60

             Notes to Consolidated Financial Statements                                                             62


15(a)(2).    Financial Statement Schedule
             ----------------------------

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

3.2*          By-Laws of the Company.

4.1(a) Receivables Purchase Agreement, dated as of April 12, 2002 among Volt Funding Corp., Three Rivers Funding Corporation and Volt Information Sciences, Inc. (Exhibit 99.1(b) to the Company's Current Report on Form 8-K dated April 22, 2002, File No. 1-9232).

4.1(b) Second Amendment to Receivables Purchase Agreement dated as of March 31, 2004 among Volt Funding Corp., Three Rivers Funding and Volt Information Sciences, Inc. (Exhibit 4.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1004, File No. 1-9232).

4.1(c) Third Amendment to Receivables Purchase Agreement dated as of April 8, 2005 among Volt Funding Corp., Three Rivers Funding and Volt Information Sciences, Inc. (Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 14, 2005, File No. 1-9232).

4.1(d) Amended and Restated Credit Agreement dated as of April 12, 2004 among Volt Information Sciences, Inc., Gatton Volt Consulting Group Limited, the guarantors party thereto, the lenders party thereto, and JP Morgan Chase Bank, as administrative agent. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1004, File No. 1-9232).

4.1(e) Second Amended and Restated Credit Agreement, dated as of April 14, 2005 among Volt Information Sciences, Inc. and Gatton Volt Consulting Group Limited, the guarantor's party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative agent. (Exhibit 99.1 to the Company is Current Report on Form 8-K dated April 19, 2005 File No. 1-9232).

4.1(f)* Consent and First Amendment to the Second Amended and Restated Credit Agreement dated as of November 15, 2005, among Volt Information Sciences, Inc. and Gatton Volt Consulting Group Limited, the guarantors party thereto, the lenders party thereto and J.P. Morgan Chase Bank, as administrative agent.

4.1(g) Consent and Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 27, 2005, among Volt Information Sciences, Inc. and Gatton Volt Consulting Group Limited, the guarantors party thereto, the lenders party thereto and J.P. Morgan Chase, as administrative agent (Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 4, 2006, File No. 1-9232).

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

10.4(a)+*     Employment Agreement entered into on or about August  25, 2004 between the Company and Thomas Daley.

10.4(b)+*     Undertaking dated August 5, 2005 from Thomas Daley to the Company.

10.5+ Form of Indemnification Agreement (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2005, File No. 1-9232).

10.6* Sale and Purchase Agreement dated as of November 12, 2005 among Blitz 05-282 GmbH (now known as Volt Delta GmbH), varetis AG and varetis solutions GmbH.

10.7 Letter of Agreement dated December 28, 2005 among Volt Delta Resources, LLC, Volt Information Sciences, Inc. Volt
              Delta Resources Holdings, Inc. Nuco I, Ltd. And Nortel Networks, Inc. (Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 4, 2006, File No. 1-9232).

10.8 Promissory Note and Security Agreement dated December 28, 2005 from Volt Delta Resources, LLC to Nortel Networks.
              (Exhibit 99.3 to the Company's Current Report on Form 8-K dated January 2, 2006, File No. 1-9232).

14. Volt Information Sciences, Inc. and Subsidiaries Code of Ethical Conduct for Financial Managers.

21.*          Subsidiaries of the Registrant.

23.*          Consent of Independent Registered Public Accounting Firm.

31.1*         Certification of Co-Principal Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*         Certification of Co-Principal Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

31.3* Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*         Certification of Co-Principal Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*         Certification of Co-Principal Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

32.3* Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                     VOLT INFORMATION SCIENCES, INC.

Dated: New York, New York            By:  /s/William Shaw
       January 16, 2006                   -----------------
                                          William Shaw
                                          Chairman of the Board, President
                                          and Co-Chief Executive Officer

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

Signature                                   Title                                                 Date
---------                                   -----                                                 ----

/s/William Shaw                             Chairman of the Board,                                January 16, 2006
----------------------------                President and Co-Chief Executive
William Shaw                                Officer and Director

/s/Steven A, Shaw                           Executive Vice President, and                         January 16, 2006
-----------------------------               Co-Chief Executive Officer and Director
Steven A. Shaw

/s/James J. Groberg                         Senior Vice President                                 January 16, 2006
-----------------------------               (Principal Financial Officer)
James J. Groberg

/s/Jack Egan                                Vice President, Corporate Accounting                  January 16, 2006
------------------                          (Principal Accounting Officer)
Jack Egan

/s/Lloyd Frank                              Director                                              January 16, 2006
------------------------------
Lloyd Frank

/s/Theresa A. Havell                        Director                                              January 16, 2006
------------------------------
Theresa A. Havell

/s/Mark N. Kaplan                           Director                                              January 16, 2006
------------------------------
Mark N. Kaplan

/s/Bruce G. Goodman                         Director                                              January 16, 2006
------------------------------
Bruce G. Goodman

/s/William H. Turner                        Director                                              January 16, 2006
------------------------------
William H. Turner

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


Column A                                            Column B                    Column C               Column D           Column E
--------                                            --------                     -------               --------           --------

                                                                           Additions
                                                                           ---------
                                                      Balance at    Charged to   Charged to                              Balance at
                                                      Beginning     Costs and    Other                                     End of
                                                      of Period     Expenses     Accounts            Deductions            Period
                                                      ---------     --------     --------            ----------            ------
                                                                               (In thousands)

Year ended October 30, 2005
  Deducted from asset accounts:
  Allowance for uncollectable accounts                  $10,210         $3,838                      $6,521  (a,b)         $7,527
  Allowance for deferred tax assets                       3,948                  $812  (c)                                 4,760
  Unrealized gain on marketable securities                  (60)                  (41) (d)                                  (101)

Year ended October 31, 2004
  Deducted from asset accounts:
  Allowance for uncollectable accounts                  $10,498         $7,784                      $8,072  (a,b)        $10,210
  Allowance for deferred tax assets                       3,635                  $313  (c)                                 3,948
  Unrealized gain on marketable securities                 (153)                   93  (d)                                  (60)


Year ended November 2, 2003
  Deducted from asset accounts:
  Allowance for uncollectable accounts                  $10,994         $6,227                      $6,723  (a,b)       $10,498
  Allowance for deferred tax assets                       3,756                 ($121) (c)                                3,635
  Unrealized (gain) on marketable securities                (12)                 (141) (d)                                 (153)


(a)--Includes write-off of uncollectable accounts.

(b)--Includes foreign currency translation gains of $91 in 2005, $117 in 2004 and $22 in 2003.

(c)--Charge to income tax provision.

(d)--Charge (credit) to stockholders' equity.

                                INDEX TO EXHIBITS
                                -----------------

Exhibit       Description
-------       -----------

3.1 Restated Certificate of Incorporation of the Company, as filed with the Department of State of New York on January 29, 1997. (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1996).

3.2*          By-Laws of the Company.

4.1(a) Receivables Purchase Agreement, dated as of April 12, 2002 among Volt Funding Corp., Three Rivers Funding Corporation and Volt Information Sciences, Inc. (Exhibit 99.1(b) to the Company's Current Report on Form 8-K dated April 22, 2002, File No. 1-9232).

4.1(b) Second Amendment to Receivables Purchase Agreement dated as of March 31, 2004 among Volt Funding Corp., Three Rivers Funding and Volt Information Sciences, Inc. (Exhibit 4.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1004, File No. 1-9232).

4.1(c) Third Amendment to Receivables Purchase Agreement dated as of April 8, 2005 among Volt Funding Corp., Three Rivers Funding and Volt Information Sciences, Inc. (Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 14, 2005, File No. 1-9232).

4.1(d) Amended and Restated Credit Agreement dated as of April 12, 2004 among Volt Information Sciences, Inc., Gatton Volt Consulting Group Limited, the guarantors party thereto, the lenders party thereto, and JP Morgan Chase Bank, as administrative agent. (Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1004, File No. 1-9232).

4.1(e) Second Amended and Restated Credit Agreement, dated as of April 14, 2005 among Volt Information Sciences, Inc. and Gatton Volt Consulting Group Limited, the guarantor's party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative agent. (Exhibit 99.1 to the Company is Current Report on Form 8-K dated April 19, 2005 File No. 1-9232).

4.1(f)* Consent and First Amendment to the Second Amended and Restated Credit Agreement dated as of November 15, 2005, among Volt Information Sciences, Inc. and Gatton Volt Consulting Group Limited, the guarantors party thereto, the lenders party thereto and J.P. Morgan Chase Bank, as administrative agent.

4.1(g) Consent and Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 27, 2005, among Volt Information Sciences, Inc. and Gatton Volt Consulting Group Limited, the guarantors party thereto, the lenders party thereto and J.P. Morgan Chase, as administrative agent (Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 4, 2006, File No. 1-9232).

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

                          ----------------------------

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

10.4(a)+*     Employment Agreement entered into on or about August  25, 2004 between the Company and Thomas Daley.

10.4(b)+*     Undertaking dated August 5, 2005 from Thomas Daley to the Company.

10.5+ Form of Indemnification Agreement (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2005, File No. 1-9232).

10.6* Sale and Purchase Agreement dated as of November 12, 2005 among Blitz 05-282 GmbH (now known as Volt Delta GmbH), varetis AG and Varetis Solutions GmbH.

10.7 Letter of Agreement dated December 28, 2005 among Volt Delta Resources, LLC, Volt Information Sciences, Inc. Volt
              Delta Resources Holdings, Inc. Nuco I, Ltd. And Nortel Networks, Inc. (Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 4, 2006, File No. 1-9232).

10.8 Promissory Note and Security Agreement dated December 28, 2005 from Volt Delta Resources, LLC to Nortel Networks. (Exhibit 99.3 to the Company's Current Report on Form 8-K dated January 2, 2006, File No. 1-9232).

14. Volt Information Sciences, Inc. and Subsidiaries Code of Ethical Conduct for Financial Managers.

21.*          Subsidiaries of the Registrant.

23.*          Consent of Independent Registered Public Accounting Firm.

31.1*         Certification of Co-Principal Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*         Certification of Co-Principal Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

31.3* Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*         Certification of Co-Principal Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*         Certification of Co-Principal Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

32.3* Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+             Management contract or compensation plan or arrangement.

* Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.