Form 10-Q
period 2006-01-29
VOLT INFORMATION SCIENCES, INC.
filed 2006-03-10
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
 ---
/X /  Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
---   Exchange Act of 1934


For The Three Months Ended January 29, 2006.

     Or

 ---
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934


For the transition period from____________ to

Commission File No. 1-9232

                         VOLT INFORMATION SCIENCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

     New York                                                   13-5658129
-------------------------------                              -------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

560 Lexington Avenue, New York, New York                       10022
---------------------------------------------                --------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (212) 704-2400

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---     ---

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large Filer     Accelerated Filer  X  Non-Accelerated Filer
           ---                    ---                       ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes     No X
                                     ---    ---

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of March 3, 2006 was 15,390,345.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations -
           Three Months Ended January 29, 2006 and January 30, 2005            3

           Condensed Consolidated Balance Sheets -
           January 29, 2006 and October 30, 2005                               4

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended January 29, 2006 and January 30, 2005            5

           Notes to Condensed Consolidated Financial Statements                7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         42

Item 4.    Controls and Procedures                                            44


PART II - OTHER INFORMATION

Item 1A.   Risk Factors                                                       45

Item 6.    Exhibits                                                           45

SIGNATURE                                                                     46

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                Three Months Ended
                                                     ---------------------------------------
                                                     January 29,                 January 30,
                                                            2006                        2005
                                                     -----------                 -----------

                                                     (In thousands, except per share amounts)

NET SALES                                               $549,508                    $497,835

COSTS AND EXPENSES:
Cost of sales                                            515,467                     468,173
Selling and administrative                                24,460                      20,824
Depreciation and amortization                              7,862                       7,500
                                                     -----------                 -----------
                                                         547,789                     496,497
                                                     -----------                 -----------

OPERATING INCOME                                           1,719                       1,338

OTHER INCOME (EXPENSE):
  Interest income                                          1,038                         560
  Other expense-net                                       (1,611)                     (1,016)
  Foreign exchange loss-net                                 (253)                       (162)
  Interest expense                                          (456)                       (512)
                                                     -----------                 -----------
  Income before minority interest and income taxes           437                         208

Minority interest                                         (1,021)                     (1,494)
                                                     -----------                 -----------

Loss before income taxes                                    (584)                     (1,286)
Income tax benefit                                           207                         478
                                                     -----------                 -----------

NET LOSS                                                   ($377)                      ($808)
                                                     ===========                 ===========


                                                                   Per Share Data
                                                                   --------------
Basic and Diluted:
Net loss per share                                        ($0.02)                     ($0.05)
                                                     ===========                 ===========

Weighted average number of shares                         15,343                      15,291
                                                     ===========                 ===========



     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              January 29,   October 30,
                                                                     2006          2005 (a)
                                                              -----------   -----------
ASSETS                                                          (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                       $46,591       $61,988
  Restricted cash                                                  22,532        26,131
  Short-term investments                                            4,265         4,213
  Trade accounts receivable less allowances
     of $7,809 (2006) and $7,527 (2005)                           361,065       399,677
  Inventories                                                      36,127        33,758
  Recoverable income taxes                                          1,641           -
  Deferred income taxes                                            10,653        10,246
  Prepaid expenses and other assets                                24,610        19,788
                                                              -----------   -----------
TOTAL CURRENT ASSETS                                              507,484       555,801

Investment in securities                                              164           141
Property, plant and equipment-net                                  83,387        83,272
Deposits and other assets                                           1,717         1,961
Goodwill                                                           52,085        32,623
Intangible assets-net                                              33,777        14,914
                                                              -----------   -----------

TOTAL ASSETS                                                     $678,614      $688,712
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks                                           $6,621        $6,622
  Note payable - other                                             36,750           -
  Current portion of long-term debt                                 2,442         2,404
  Accounts payable                                                155,812       172,788
  Accrued wages and commissions                                    53,127        55,081
  Accrued taxes other than income taxes                            23,481        17,586
  Accrued insurance and other accruals                             34,992        35,173
  Deferred income and other liabilities                            42,018        30,628
  Income tax payable                                                  -           1,686
                                                              -----------   -----------
TOTAL CURRENT LIABILITIES                                         355,243       321,968

Accrued insurance                                                   1,467         1,630
Long-term debt                                                     13,183        13,297
Deferred income taxes                                              12,858        13,358

Minority interest                                                     -          43,444

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00;
    Authorized--500,000 shares; issued--none
  Common stock, par value $.10;
   Authorized--30,000,000 shares; issued andoutstanding--
    15,378,545 shares (2006) and 15,339,255 shares (2005)           1,538         1,534
  Paid-in capital                                                  44,514        43,694
  Retained earnings                                               249,377       249,754
  Accumulated other comprehensive income                              434            33
                                                              -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                                        295,863       295,015
                                                              -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $678,614      $688,712
                                                              ===========   ===========



(a) The balance sheet at October 30, 2005 has been derived from the audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                  Three Months Ended
                                                            ------------------------------
                                                            January 29,        January 30,
                                                                   2006               2005
                                                            -----------        -----------
                                                                (Dollars in thousands)

CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net loss                                                          ($377)             ($808)
Adjustments to reconcile net loss to cash
  provided by operating activities:
    Depreciation and amortization                                 7,862              7,500
    Accounts receivable provisions                                1,117              1,516
    Minority interest                                             1,021              1,494
    Loss on dispositions of fixed assets                             36                 27
    (Gain) loss on foreign currency translation                      (4)                42
    Deferred income tax benefit                                    (542)              (573)
Changes in operating assets and liabilities:
    Accounts receivable                                          41,727             28,536
    Reduction in securitization of accounts receivable                -            (10,000)
    Inventories                                                  (1,074)               (60)
    Prepaid expenses and other current assets                    (4,192)             1,554
    Other assets                                                    242                (46)
    Accounts payable                                            (17,000)           (13,180)
    Accrued expenses                                                 95             (4,716)
    Deferred income and other liabilities                         8,347               (245)
    Income taxes payable                                         (4,222)            (6,834)
                                                            -----------        -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        33,036              4,207
                                                            -----------        -----------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                      Three Months Ended
                                                               ------------------------------
                                                               January 29,        January 30,
                                                                      2006               2005
                                                               -----------        -----------
                                                                   (Dollars in thousands)

CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                                  $450               $600
Purchases of investments                                              (320)              (176)
Decrease in restricted cash                                          3,599             11,178
Acquisitions                                                       (46,753)                 -
Proceeds from disposals of property, plant and equipment               341                919
Purchases of property, plant and equipment                          (6,470)            (6,798)
                                                               -----------        -----------
NET (CASH APPLIED TO) PROVIDED BY INVESTING ACTIVITIES             (49,153)             5,723
                                                               -----------        -----------

CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                             (105)               (95)
Exercise of stock options                                              824                824
Increase (decrease) in notes payable to banks                           26               (767)
                                                               -----------        -----------
NET CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES                 745                (38)
                                                               -----------        -----------

Effect of exchange rate changes on cash                                (25)              (581)
                                                               -----------        -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (15,397)             9,311

Cash and cash equivalents, beginning of period                      61,988             44,309
                                                               -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $46,591            $53,620
                                                               ===========        ===========

SUPPLEMENTAL INFORMATION
  Cash paid during the period:
     Interest expense                                                 $456               $528
     Income taxes                                                   $4,489             $6,791

    The Company purchased certain assets and assumed
     certain specified liabilities.
      In conjunction with the acquisition,
       liabilities were assumed as follows:
     Fair value of assets acquired                                 $32,867
     Cash paid                                                      24,813
                                                               -----------
     Liabilities assumed                                            $8,054

     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at January 29, 2006 and consolidated results of operations and consolidated cash flows for the three months ended January 29, 2006 and January 30, 2005.

Prior to October 31, 2005, the Company elected to follow Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for its Non-Qualified Stock Option Plan under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant. Effective October 31, 2005, the Company adopted the fair-value recognition provisions of statement of Financial Accounting Standards ("SFAS") No. 123R and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized in the three-month period ended January 29, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The Company has reclassified restricted cash as a separate line on the condensed consolidated balance sheet at October 30, 2005 and the statement of cash flows for the three months ended January 30, 2005. The condensed consolidated statement of cash flows now present the change in restricted cash as a change in investing activities, as compared to its previous inclusion in the net change in cash and cash equivalents (See Note I).

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 30, 2005. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.


NOTE B--Securitization Program

The Company has an accounts receivable securitization program ("Securitization Program"), which was amended in the first quarter of fiscal year 2006 and effective January 31, 2006 to increase the level from $150.0 million to $200.0 million and extend the maturity date to April 2008. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At January 29, 2006, TRFCO had purchased from Volt Funding a participation interest of $100.0 million out of a pool of approximately $257.5 million of receivables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE B--Securitization Program--Continued

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

The Company incurred charges, in connection with the sale of receivables under the Securitization Program, of $1.3 million and $0.5 million in the first quarters of fiscal 2006 and fiscal 2005 respectively, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 5.2% and 3.8% per annum in the first quarters of fiscal 2006 and fiscal 2005, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated the retained interest in receivables approximated fair value.

At January 29, 2006 and October 30, 2005, the Company's carrying retained interest in a revolving pool of receivables was approximately $156.6 million and $182.5 million, respectively, net of a service fee liability, out of a total pool of approximately $257.5 million and $283.3 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $100.0 million at January 29, 2006 and October 30, 2005. Accordingly, the trade accounts receivable included on the January 29, 2006 and October 30, 2005 balance sheets have been reduced to reflect the participation interest sold of $100.0 million.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof, from a nationally recognized rating organization. At January 29, 2006, the Company was in compliance with all requirements of the Securitization Program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE C--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:


                                        January 29,            October 30,
                                               2006                   2005
                                    ---------------        ---------------
                                               (Dollars in thousands)

Telephone Directory                         $10,616                $10,508
Telecommunications Services                  17,815                 17,734
Computer Systems                              7,696                  5,516
                                    ---------------        ---------------
Total                                       $36,127                $33,758
                                    ===============        ===============


The cumulative amounts billed under service contracts at January 29, 2006 and October 30, 2005 of $1.6 million and $9.6 million, respectively, are credited against the related costs in inventory.


NOTE D--Short-Term Borrowings

In the first quarter of fiscal 2006, the Company's $40.0 million secured, syndicated revolving credit agreement ("Credit Agreement") was amended to (i) permit the consummation of the acquisition by the Company of Varetis Solutions GmbH ("Varetis Solutions") and the twenty-four percent interest in Volt Delta Resources LLC ("Volt Delta") owned by Nortel Networks Inc. ("Nortel Networks"),
(ii) modify certain of the financial covenants contained in the Credit Agreement and (iii) increase the amount of financing permitted under the securitization program. The Credit Agreement expires in April 2008.

The Credit Agreement established a secured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent for the Credit Facility is JPMorgan Chase Bank, N.A. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo Bank, N.A., Lloyds TSB Bank PLC and Bank of America, N.A.

Borrowings  under the Credit  Facility  are to bear  interest  at  various  rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the rating of the facility, as provided by a nationally recognized rating agency. As amended, in lieu of the previous borrowing base formulation, the Credit Agreement now requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at January 29, 2006, if a three-month U.S. Dollar LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 5.5% per annum. At January 29, 2006, the facility fee was 0.3% per annum.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE D--Short-Term Borrowings--Continued

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At January 29, 2006, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At January 29, 2006, four of those guarantors have pledged approximately $52.5 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

At January 29, 2006, the Company had total outstanding foreign currency bank borrowings of $6.6 million, $2.4 million of which were under the Credit Agreement. These bank borrowings provide a hedge against devaluation in foreign currency denominated assets.


Note payable - other represents the amount due to Nortel Networks on February 15, 2006 (see Note J).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE E--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:
                                         January 29,             October 30,
                                                2006                    2005
                                         -----------             -----------
                                                 (Dollars in thousands)

8.2% term loan (a)                           $13,625                 $13,730
Payable to Nortel Networks(b)                  2,000                   1,971
                                         -----------             -----------
                                              15,625                  15,701
Less amounts due within one year               2,442                   2,404
                                         -----------             -----------
Total long-term debt                         $13,183                 $13,297
                                         ===========             ===========

(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $13.6 million at January 29, 2006. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at January 29, 2006 of $10.1 million. The obligation is guaranteed by the Company.

(b) Represents the present value of a $2.0 million payment due to Nortel Networks in February 2006, discounted at 6% per annum.


NOTE F--Stockholders' Equity

Changes in the major components of stockholders' equity for the three months ended January 29, 2006 are as follows:

                                          Common         Paid-In       Retained
                                           Stock         Capital       Earnings
                                          --------       --------      --------
                                                      (In thousands)

Balance at October 30, 2005                 $1,534        $43,694      $249,754
Stock options exercised - 39,290 shares          4            820
Net loss for the three months                                              (377)
                                          --------       --------      --------
Balance at January 29, 2006                 $1,538        $44,514      $249,377
                                          ========       ========      ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE F--Stockholders' Equity--Continued

Another component of stockholders' equity, the accumulated other comprehensive loss, consists of cumulative unrealized foreign currency translation gain, net of taxes, of $0.4 million at January 29, 2006 compared to a loss of $28,000 at October 30, 2005, and an unrealized gain, net of taxes, of $75,000 and $61,000 in marketable securities at January 29, 2006 and October 30, 2005, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive loss as follows:

                                                       Three Months Ended
                                               --------------------------------
                                               January 29,          January 30,
                                                      2006                 2005
                                               -----------          -----------
                                                         (In thousands)

Net loss                                             ($377)               ($808)
Foreign currency translation adjustments-net           387                 (114)
Unrealized gain on marketable securities-net            14                   19
                                               -----------          -----------
Comprehensive income (loss)                            $24                ($903)
                                               ===========          ===========


NOTE G--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                  Three Months Ended
                                           ---------------------------------
                                           January 29,           January 30,
                                                  2006                  2005
                                           -----------           -----------

Denominator for basic and
  diluted earnings per share -
     Weighted average number of shares      15,343,038            15,291,166

Options to purchase 399,178 and 490,373 shares of the Company's common stock were outstanding at January 29, 2006 and January 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.


NOTE H--Segment Disclosures

Financial  data  concerning  the Company's  sales and segment  operating  profit
(loss) by reportable operating segment for the three months ended January 29, 2006 and January 30, 2005, included on page 28 of this Report, is an integral part of these condensed consolidated financial statements. During the three months ended January 29, 2006, consolidated assets decreased by $13.9 million primarily due to a decrease in receivables of the Staffing Services segment offset by an increase in goodwill and intangible assets in the Computer Systems segment due to acquisitions (see Note J).

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

Included in restricted cash at January 29, 2006 and October 30, 2005 were approximately $22.5 million and $26.1 million, respectively, restricted to cover obligations that were reflected in accounts payable at such dates. These amounts primarily relate to contracts with customers in which the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.


NOTE J--Acquisition of Businesses

On December 29, 2005, Volt Delta purchased from Nortel Networks its 24% minority interest in Volt Delta. Under the terms of the agreement, Volt Delta was required to pay Nortel Networks approximately $56.4 million for its minority interest in Volt Delta, and a cash distribution of approximately $5.4 million. Under the terms of the agreement, Volt Delta paid $25.0 million on December 29, 2005 and paid the remaining $36.8 million on February 15, 2006. The transaction resulted in an increase of approximately $8.2 million in goodwill and $9.3 million in intangible assets.

On December 30, 2005, Volt Delta acquired varetis AG's Varetis Solutions subsidiary for $24.8 million. The acquisition of Varetis Solutions allows the two companies to combine resources to focus on the evolving global market for directory information systems and services. Varetis Solutions adds technology in the area of wireless and wireline database management, directory assistance/enquiry automation, and wireless handset information delivery to Volt Delta's significant technology portfolio. The Company has engaged an independent valuation firm to assist in the determination of the allocation of the purchase price. The allocation is expected to be completed before the end of fiscal 2006. The preliminary assessment was completed in the first quarter of fiscal 2006, subject to finalization of certain adjustments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE J--Acquisition of Businesses--Continued

The assets and liabilities of Varetis Solutions are accounted for under the purchase method of accounting at the date of acquisition at their fair values. The results of operations have been included in the Consolidated Statements of Operations since the acquisition date.

                      Preliminary Purchase Price Allocation
      Fair Value of Assets Acquired and Liabilities Assumed and Established
      ---------------------------------------------------------------------
                                 (In thousands)

         Cash                                  $3,310
         Accounts receivable                    4,263
         Inventories                            1,295
         Prepaid and other assets                 564
         Property, plant and equipment          1,318
         Goodwill                              12,117
         Intangible assets                     10,000
         Accrued wages and commissions         (1,314)
         Other accrued expenses                (2,588)
         Other liabilities                     (2,886)
         Income taxes                          (1,266)
                                              -------
         Purchase price                       $24,813
                                              =======


The following unaudited pro forma information reflects the purchase from Nortel Networks of its 24% minority interest in Volt Delta and combines the consolidated results of operations of the Company with those of the Varetis Solutions business as if the transactions had occurred in November 2004. This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had this acquisition been consummated at the start of fiscal 2005. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

                                             Pro Forma Results
                                             Three Months Ended
                                             ------------------
                                   January 29,              January 30,
                                          2006                     2005
                                   -----------              -----------
                                   (In thousands, except per share data)

   Net sales                          $553,447                 $503,702
                                   ===========              ===========
   Operating income                     $2,475                   $3,292
                                   ===========              ===========
   Net income                             $667                   $1,220
                                   ===========              ===========

   Earnings per share
   Basic and Diluted                     $0.04                    $0.08
                                   ===========              ===========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE K--Goodwill and Intangible Assets

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


The following table represents the balance of intangible assets subject to amortization:

                                  January 29,          October 30,
                                         2006                 2005
                                  -----------          -----------
                                         (Dollars in thousands)

Intangible assets                     $35,610              $16,310
Accumulated amortization                1,833                1,396
                                  -----------          -----------
Net carrying value                    $33,777              $14,914
                                  ===========          ===========


The amortization of intangible assets was $0.4 million and $0.3 million in the first quarters of fiscal 2006 and fiscal 2005, respectively.


NOTE L--Primary Insurance Casualty Program

The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premium are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. At January 29, 2006, the Company's net prepaid for the outstanding plan years was $5.6 million compared to $1.6 million at October 30, 2005.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE M--Stock Options

The Non-Qualified Option Plan adopted by the Company in fiscal 1995 terminated on May 16, 2005 except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at January 29, 2006 were granted at 100% of the market price on the date of grant and become fully vested within one to five years after the grant date.

As a result of adopting SFAS No. 123R, the Company's income before taxes for the three month period ended January 29, 2006 is $23,000 lower than if the Company had continued to account for stock-based compensation under APB No. 25. Compensation expense is recognized in the selling and administrative expenses in the Company's statement of operations on a straight-line basis over the vesting periods. Basic and dilutive net loss per share for the three-month period ended January 29, 2006 would not have been different if the Company had not adopted SFAS No. 123R, compared to the reported basic and dilutive income per share of $0.02. As of January 29, 2006, there was $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted average period of 1.7 years.

The intrinsic values of options exercised during the periods ended January 29, 2006 and January 30, 2005 were not significant. The total cash received from the exercise of stock options was $0.8 million in each of the three-month periods ended January 29, 2006 and January 30, 2005, and is classified as financing cash flows in the statement of cash flows. Prior to the adoption of SFAS 123R, the Company presented all tax benefit deductions resulting from the exercise of stock options as operating cash flows. SFAS 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The Company did not have significant tax benefits from the expense of stock options for the three-month period ended January 29, 2006.

There were no options granted during either quarter ended January 29, 2006 or January 30, 2005.

The table below presents the pro forma effect on net loss and loss per share if the Company had applied the fair value recognition provision to options granted under the Company's stock option plan for the three-month period ended January 30, 2005. For purposes of this pro forma disclosure, the value of the options granted is estimated using the Black-Scholes option-pricing model and amortized to expense over the options vesting periods. If the Company had adopted the fair value based method for the quarter ended January 30, 2005, additional net compensation expense of $52,000 would have been recognized in the statement of operations.

                                                       Three Months Ended
                                                        January 30, 2005
                                                        ----------------

                                                    (In thousands, except per
                                                         share amounts)

   Net loss as reported                                          ($808)
   Pro forma compensation expense, net of taxes                    (31)
                                                               -------
   Pro forma net loss                                            ($839)
                                                               =======

   Pro forma net loss per share-basic and diluted               ($0.05)
                                                               =======

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


In the staffing services segment, a weakened economy results in decreased demand for temporary and permanent personnel. When economic activity slows down, many of the Company's customers reduce their use of temporary employees before they reduce the number of their regular employees. There is less need for contingent workers by all potential customers, who are less inclined to add to their costs. Since employees are reluctant to risk changing employers, there are fewer openings and reduced activity in permanent placements as well. In addition, while in many fields there are ample applicants for available positions, variations in the rate of unemployment and higher wages sought by temporary workers in certain technical fields particularly

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Factors That May Affect Future Results --Continued
--------------------------------------

characterized by labor shortages, could affect the Company's ability to meet its customers' demands in these fields and the Company's profit margins. The segment has also experienced margin erosion caused by increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal. Increased workers' compensation costs and unemployment insurance, other payroll taxes and business taxes, some of which the Company is unable to pass on to customers, also place pressures on margins.

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

THE INDUSTRIES IN WHICH THE COMPANY DOES BUSINESS ARE VERY COMPETITIVE.

The Company operates in very competitive markets with, in most cases, limited barriers to entry. In many markets, small competitors can offer similar services at lower prices because of lower overheads. Some of the Company's principal competitors are larger and have substantially greater financial resources than the Company. Accordingly, these competitors may be better able than the Company to attract and retain qualified personnel and may be able to offer their customers more favorable pricing terms than the Company.

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


The Company's Telecommunications Services segment faces substantial competition with respect to all of its telecommunications services from other suppliers and from in-house capabilities of present and potential customers. Since many of our customers provide the same type of services as the segment, the segment faces competition from its own customers and potential customers as well as from third parties. The telecommunications service segment performs much of its services outdoors, and its business can be adversely affected by the degree and effects of inclement weather. Some of this segment's significant competitors are larger and have substantially greater financial resources than the Company. There are relatively few significant barriers to entry into certain of the markets in which the segment operates, and many competitors are small, local companies that generally have lower overhead. In August 2005, the Company restructured the Telecommunications Services segment which is expected to result in a reduction of future overhead within the segment, including reduction of the headcount, consolidating two divisions and closing and consolidating two divisions and closing and consolidating several of its leased locations. The Company's ability to compete in this segment depends upon its reputation, technical capabilities, pricing, quality of service and ability to meet customer requirements in a timely manner. The Company believes that its competitive position in this segment is augmented by its ability to draw upon the expertise and resources of other Volt segments.

THE COMPANY MUST SUCCESSFULLY INTEGRATE THE PURCHASED VARETIS SOLUTIONS INTO THE COMPANY'S COMPUTER SYSTEMS SEGMENT.

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

THE COMPANY MUST STAY IN COMPLIANCE WITH ITS SECURITIZATION PROGRAM AND OTHER LOAN AGREEMENTS.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Factors That May Affect Future Results --Continued
--------------------------------------

While the Company was in compliance with all such requirements at the end of the first fiscal quarter of 2006 and believes it will remain in compliance throughout the next twelve months, there can be no assurance that will be the case or that waivers may not be required.

THE COMPANY MUST STAY IN COMPLIANCE WITH THE SARBANES-OXLEY ACT.

The Company  believes it is in compliance  with the  Sarbanes-Oxley  Act of 2002
("Act"), except for the single material weakness described in Item 9A of the Company's Annual Report on Form 10-K for fiscal year 2005. The cost of compliance adversely affected the Company's operating results for the first quarter of fiscal 2006 and the costs of continued compliance with the Act will adversely affect the Company's operating results in the future. While the Company expects to be in compliance with the Act, there can be no assurance that it will be able to do so.

THE COMPANY'S PRINCIPAL SHAREHOLDERS OWN A SIGNIFICANT PERCENTAGE OF THE COMPANY AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER THE COMPANY AND THEIR INTERESTS MAY DIFFER FROM THOSE OF OTHER SHAREHOLDERS.

As of February 15, 2006, the Company's principal shareholders and members of their family controlled in excess of 45% of the Company's outstanding common stock. Accordingly, these shareholders are able to control the composition of the Company's board of directors and many other matters requiring shareholder approval and will continue to have significant influence over the Company's affairs. This concentration of ownership also could have the effect of delaying or preventing a change in control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of the Company.

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

Staffing Services:
    Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In the first quarter of fiscal 2006, this revenue comprised approximately 76% of net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies -- Continued
----------------------------

    Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, and for certain contracts, sales are generated by the Company's Staffing Solutions Group's managed services operations. The Company receives an administrative fee for arranging for, billing for and collecting the billings related to other staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In the first quarter of fiscal 2006, this revenue comprised approximately 2% of net consolidated sales.

     Outsourced Projects: Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis either in the period the services are rendered when on a time and material basis, or in the period when the project is complete and the customer has approved the work when the Company is responsible for project completion. In the first quarter of fiscal 2006, this revenue comprised approximately 5% of net consolidated sales.

Telephone Directory:
    Directory Publishing: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in the United States and Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered. In the first quarter of fiscal 2006, this revenue comprised approximately 2% of net consolidated sales.

    Ad Production and Other: Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance. In the first quarter of fiscal 2006, this revenue comprised approximately 1% of net consolidated sales.

Telecommunications Services:
    Construction:  Sales are  derived  from the  Company  supplying  aerial  and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in AICPA Statement of Position 81-1 ("SOP 81-1"), "Accounting for Performance of Construction-Type Contracts," using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project. In the first quarter of fiscal 2006, this revenue comprised approximately 5% of net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies -- Continued
----------------------------

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and if applicable, any completed units are delivered and accepted by the customer. In the first quarter of fiscal 2006, this revenue comprised approximately 2% of net consolidated sales.

Computer Systems:
     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In the first quarter of fiscal 2006, this revenue comprised approximately 5% of net consolidated sales.

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as applicable. In the first quarter of fiscal 2006, this revenue comprised approximately 2% of net consolidated sales.

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in AICPA Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value. In the first quarter of fiscal 2006, this revenue comprised less than 1% of net consolidated sales.

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

Securitization Program - The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A, was $100.0 million at January 29, 2006 and October 30, 2005. Accordingly, the trade receivables included on the January 29, 2006 and October 30, 2005 balance sheets have been reduced to reflect the participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company) for any of the sold receivables.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies -- Continued
----------------------------

Primary Casualty Insurance Program - The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premiums are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For each policy year, management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of services in the period in which such determination is made.


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

THREE MONTHS ENDED JANUARY 29, 2006 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 2005

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not indicative of the results which may be expected for any subsequent periods.

                                                     Three Months Ended
                                                     ------------------
                                               January 29,         January 30,
                                                      2006                2005
                                               -----------         -----------

                                                    (Dollars in thousands)
Net Sales:
----------
Staffing Services
   Traditional Staffing                           $445,627            $414,094
   Managed Services                                251,076             297,432
                                               -----------         -----------
   Total Gross Sales                               696,703             711,526
   Less: Non-recourse Managed Services            (239,061)           (291,193)
                                               -----------         -----------
   Net Staffing Services Sales                     457,642             420,333
Telephone Directory                                 15,785              15,704
Telecommunications Services                         40,114              25,204
Computer Systems                                    41,274              41,194
Elimination of intersegment sales                   (5,307)             (4,600)
                                               -----------         -----------

Total Net Sales                                   $549,508            $497,835
                                               ===========         ===========

Segment Operating Profit (Loss):
--------------------------------
Staffing Services                                   $4,829              $2,453
Telephone Directory                                  2,261               2,107
Telecommunications Services                            768              (2,429)
Computer Systems                                     5,749               7,514
                                               -----------         -----------
Total Segment Operating Profit                      13,607               9,645

General corporate expenses                         (11,888)             (8,307)
                                               -----------         -----------
Total Operating Profit                               1,719               1,338

Interest income and other (expense)-net               (573)               (456)
Foreign exchange loss-net                             (253)               (162)
Interest expense                                      (456)               (512)
                                               -----------         -----------

Income Before Minority Interest
   and Income Taxes                                   $437                $208
                                               ===========         ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 29, 2006 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 2005--Continued

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

          o Staffing Solutions fulfills IT and other technical, commercial and industrial placement requirements of its customers, on both a temporary and permanent basis together with managed staffing.

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

Numerous non-seasonal factors impacted sales and profits in the current fiscal quarter. The sales and profits of the Staffing Services segment, in addition to the factors noted above, were positively impacted by a continued increase in contingent staffing. Operating profits for the quarter were higher than in the comparable quarter of fiscal 2005 due to the sales increase and a reduction in overhead costs as a percentage of sales, partially offset by continued pressure on the operating margins in the VMC Consulting division.

The sales and operating results of the Telecommunications segment increased in the first quarter of fiscal 2006 compared to the comparable quarter in fiscal 2005 due to the sales growth and improvement in gross margins in the Construction and Engineering division. As explained in the Company's year-end financial statements, this

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 29, 2006 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 2005--Continued

EXECUTIVE OVERVIEW--Continued
-----------------------------

segment restructured its operations in the prior quarter, and now operates in two divisions, Construction and Engineering and Network Enterprise Solutions. The restructuring reduced overhead headcount, consolidated two divisions and closed several leased locations.

The Computer Systems segment's operating profits decreased in the first quarter of fiscal 2006 from the comparable quarter of fiscal 2005 primarily from increases in overhead costs.

During the current quarter, Volt Delta, the principal business unit of the Computer Systems segment, purchased from Nortel Networks its 24% minority interest in Volt Delta for $62.0 million. Nortel Networks had originally purchased its 24% interest in August of 2004, and under the terms of the original purchase agreement, each party had an option to cause Nortel Networks to sell and Volt Delta to buy the minority interest for an amount ranging from $25 million to $70 million. During the quarter, Volt Delta also purchased Varetis Solutions GmbH from varetis AG for $24.8 million. The acquisition allows Volt Delta to combine resources to focus on the evolving global market for directory information systems and services. Varetis Solutions adds technology in the area of wireless and wireline database management, directory assistance/inquiry automation, and wireless handset information delivery to Volt Delta's significant technology portfolio.

The Company has focused, and will continue to focus, on aggressively increasing its market share while attempting to maintain margins in order to increase profits. All segments have emphasized cost containment measures, along with improved credit and collections procedures designed to improve the Company's cash flow.

The Company continues its effort to streamline its processes to manage the business and protect its assets through the continued deployment of its Six Sigma initiatives, upgrading its financial reporting systems, its compliance with the Sarbanes-Oxley Act, and the standardization and upgrading of IT redundancy and business continuity for corporate systems and communications networks. In the first quarter of fiscal 2006, outside costs of compliance with this Act, including software licenses, equipment, temporary staff, consultants and professional fees amounted to $3.1 million as compared to $0.2 million in the comparable quarter in fiscal 2005.


RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In the first quarter of fiscal 2006, consolidated net sales increased by $51.7 million, or 10%, to $549.5 million, from the comparable period in fiscal 2005. The significant increases were in the Staffing Services segment, $37.3 million, and in the Telecommunications Services segment, $14.9 million.

The net loss for the first three-months of fiscal 2006 was $0.4 million compared to a net loss of $0.8 million in the comparable 2005 first quarter. The Company reported a pre-tax profit before minority interest for the first quarter of fiscal 2006 of $0.4 million, compared to $0.2 million in the prior year's first quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 29, 2006 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 2005--Continued


RESULTS OF OPERATIONS - SUMMARY--Continued
------------------------------------------

The Company's operating segments reported an operating profit of $13.6 million in the fiscal 2006 quarter, an increase of $4.0 million, or 41%, from the comparable 2005 quarter. The significant variances from the comparable 2005 quarter were increases in the Telecommunications Services segment of $3.2 million and the Staffing Services segment of $2.4 million, partially offset by a decrease in the Computer Systems segment of $1.8 million.

General corporate expenses increased by $3.6 million, or 43%, due to costs incurred related to compliance with the Sarbanes-Oxley Act, and to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communication networks, as well as salary and professional fee increases.



RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------

                                              Three Months Ended
                                              ------------------
                                  January 29, 2006          January 30, 2005
                                  ----------------          ----------------
                                              % of                       % of       Favorable        Favorable
Staffing Services                              Net                        Net     (Unfavorable)    (Unfavorable)
(Dollars in Millions)            Dollars     Sales         Dollars      Sales       $ Change         % Change
                                 -------     -----         -------      -----       --------         --------
------------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)            $445.6                    $414.1                     $31.5              7.6%
------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)     $251.1                    $297.4                    ($46.3)           (15.6%)
------------------------------------------------------------------------------------------------------------------
Sales (Net) *                     $457.6                    $420.3                     $37.3              8.9%
------------------------------------------------------------------------------------------------------------------
Gross Profit                       $66.2      14.5%          $61.7       14.7%          $4.5              7.4%
------------------------------------------------------------------------------------------------------------------
Overhead                           $61.4      13.4%          $59.2       14.1%         ($2.2)            (3.7%)
------------------------------------------------------------------------------------------------------------------
Operating Profit                    $4.8       1.1%           $2.5        0.6%          $2.3             96.0%
------------------------------------------------------------------------------------------------------------------


    *Sales (Net) only includes the gross margin on managed service sales.

The net sales increase of the Staffing Services segment in the fiscal 2006 first quarter from the comparable fiscal 2005 quarter was due to increased staffing business in both the Technical Placement and the Administrative and Industrial divisions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 29, 2006 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 2005--Continued

STAFFING SERVICES --Continued
-----------------------------

The  increase  in  operating   profit  in  the  segment  was  derived  from  the
Administrative and Industrial division, partially offset by a decrease in the Technical Placement division.


                                              Three Months Ended
                                              ------------------
                                  January 29, 2006          January 30, 2005
                                  ----------------          ----------------
                                              % of                       % of       Favorable        Favorable
Technical Placement Division                   Net                        Net     (Unfavorable)    (Unfavorable)
(Dollars in Millions)            Dollars     Sales         Dollars      Sales       $ Change         % Change
                                 -------     -----         -------      -----       --------         --------
------------------------------------------------------------------------------------------------------------------
Sales (Gross)                     $522.5                    $543.2                    ($20.7)            (3.8%)
------------------------------------------------------------------------------------------------------------------
Sales (Net)                       $289.3                    $257.9                     $31.4             12.2%
------------------------------------------------------------------------------------------------------------------
Gross Profit                       $43.6      15.1%          $41.5       16.1%          $2.1              5.1%
------------------------------------------------------------------------------------------------------------------
Overhead                           $38.3      13.2%          $36.1       14.0%         ($2.2)            (6.2%)
------------------------------------------------------------------------------------------------------------------
Operating Profit                    $5.3       1.8%           $5.4        2.1%         ($0.1)            (2.4%)
------------------------------------------------------------------------------------------------------------------


The Technical Placement division's increase in net sales in the first quarter of fiscal 2006 from the comparable fiscal 2005 quarter was due to a $27.7 million, or 12%, sales increase in traditional alternative staffing, and a $5.0 million, or 88%, increase in net managed service associate vendor sales, partially offset by a $1.3 million, or 5%, decrease in higher margin VMC Consulting project management and consulting sales. The sales increase resulted from both new accounts and increased business from existing accounts. The decrease in the operating profit was the result of the decreased gross margin percentage, partially offset by the increase in sales and a decrease in overhead as a percentage of sales.


                                              Three Months Ended
                                              ------------------
                                  January 29, 2006          January 30, 2005
                                  ----------------          ----------------
Administrative &                              % of                       % of       Favorable        Favorable
Industrial Division                            Net                        Net     (Unfavorable)    (Unfavorable)
(Dollars in Millions)            Dollars     Sales         Dollars      Sales       $ Change         % Change
                                 -------     -----         -------      -----       --------         --------
------------------------------------------------------------------------------------------------------------------
Sales (Gross)                     $174.2                    $168.3                      $5.9              3.7%
------------------------------------------------------------------------------------------------------------------
Sales (Net)                       $168.3                    $162.4                      $5.9              3.5%
------------------------------------------------------------------------------------------------------------------
Gross Profit                       $22.6      13.4%          $20.2       12.4%          $2.4             12.2%
------------------------------------------------------------------------------------------------------------------
Overhead                           $23.1      13.7%          $23.1       14.2%            -              (0.3%)
------------------------------------------------------------------------------------------------------------------
Operating Loss                     ($0.5)     (0.3%)         ($2.9)      (1.8%)         $2.4             84.1%
------------------------------------------------------------------------------------------------------------------


The Administrative and Industrial division's increase in net sales in the first quarter of fiscal 2006 resulted from both new accounts and increased business from existing accounts. The decreased operating loss was a result of the sales increase, increased gross margins, and the decrease in overhead as a percentage of sales. The increase in gross margin was due to lower workers' compensation costs resulting from improvements in claims experience, as well as payroll taxes and benefit costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 29, 2006 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 2005--Continued

STAFFING SERVICES --Continued
-----------------------------

Although  the  markets  for the  segment's  services  include  a broad  range of industries throughout the Americas, Asia and Europe, general economic difficulties in specific geographic areas or industrial sectors have in the past and could in the future affect the profitability of the segment.


TELEPHONE DIRECTORY
-------------------

                                              Three Months Ended
                                              ------------------
                                  January 29, 2006          January 30, 2005
                                  ----------------          ----------------
                                              % of                       % of       Favorable        Favorable
Telephone Directory                            Net                        Net     (Unfavorable)     (Unfavorable)
(Dollars in Millions)            Dollars     Sales         Dollars      Sales       $ Change         % Change
                                 -------     -----         -------      -----       --------         --------
------------------------------------------------------------------------------------------------------------------
Sales (Net)                        $15.8                     $15.7                      $0.1              0.5%
------------------------------------------------------------------------------------------------------------------
Gross Profit                        $7.8      49.3%           $8.3       53.0%         ($0.5)            (6.5%)
------------------------------------------------------------------------------------------------------------------
Overhead                            $5.5      35.0%           $6.2       39.6%          $0.7             11.2%
------------------------------------------------------------------------------------------------------------------
Operating Profit                    $2.3      14.3%           $2.1       13.4%          $0.2              7.3%
------------------------------------------------------------------------------------------------------------------


The major components of the Telephone Directory segment's slight sales increase for the first quarter of fiscal 2006 compared to the comparable 2005 quarter were increases of $2.1 million, or 186%, in printing sales in Uruguay, $0.7 million, or 21%, in the telephone production operation, partially offset by a $1.8 million reduction in publishing sales and $0.9 million reduction in other sales. The decrease in publishing sales was comprised of a $1.2 million decrease in the sales of the DataNational community telephone directory operation, and a $0.6 million decrease in the Uruguayan directory publishing operation due to the timing of the delivery of its directories. The decrease in other sales was predominantly due to the sale of the ViewTech division in the third quarter of fiscal 2005, resulting in a sales reduction of $0.8 million in the current quarter. The segment's increased operating profit was predominantly the result of the decrease in overhead and slight increase in sales, partially offset by the lower margins recognized on the Uruguayan telephone directories published in the period.

Other than the DataNational division, which accounted for 51% of the segment's fiscal 2006 first quarter sales, the segment's business is obtained through submission of competitive proposals for production and other contracts. These short and long-term contracts are re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, this segment's sales and profitability are highly dependent on advertising revenue for DataNational's directories, which could be affected by general economic conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 29, 2006 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 2005--Continued

TELECOMMUNICATIONS SERVICES

                                              Three Months Ended
                                              ------------------
                                  January 29, 2006          January 30, 2005
                                  ----------------          ----------------
Telecommunications                           % of                       % of        Favorable        Favorable
------------------                            Net                        Net      (Unfavorable)    (Unfavorable)
(Dollars in Millions)            Dollars     Sales         Dollars      Sales       $ Change         % Change
                                 -------     -----         -------      -----       --------         --------
------------------------------------------------------------------------------------------------------------------
Sales (Net)                        $40.1                     $25.2                     $14.9             59.2%
------------------------------------------------------------------------------------------------------------------
Gross Profit                        $9.8      24.5%           $4.5       17.7%          $5.3            120.0%
------------------------------------------------------------------------------------------------------------------
Overhead                            $9.0      22.5%           $6.9       27.3%         ($2.1)           (30.9%)
------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)             $0.8       2.0%          ($2.4)      (9.6%)         $3.2            131.6%
------------------------------------------------------------------------------------------------------------------


The Telecommunications Services segment's sales increase in the first quarter of fiscal 2006 over the comparable 2005 quarter was due to increases of $14.7 million, or 115%, in the Construction and Engineering division and a $0.2 million increase in the Network Enterprise Solutions division. The sales increase was primarily due to the customer acceptance and the recognition in the current quarter of a large construction job accounted for on a completed-contract basis. The improvement in operating profit was due to the sales increase, the increase in gross margins, and the decrease in overhead as a percentage of sales. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the depressed conditions within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment. Actions by major long-distance telephone companies regarding local residential service have negatively impacted margins of the segment.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 29, 2006 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 2005--Continued

COMPUTER SYSTEMS
----------------

                                              Three Months Ended
                                              ------------------
                                  January 29, 2006          January 30, 2005
                                  ----------------          ----------------
                                              % of                       % of       Favorable        Favorable
Computer Systems                               Net                        Net     (Unfavorable)    (Unfavorable)
(Dollars in Millions)            Dollars     Sales         Dollars      Sales       $ Change         % Change
                                 -------     -----         -------      -----       --------         --------
------------------------------------------------------------------------------------------------------------------
Sales (Net)                        $41.3                     $41.2                      $0.1              0.2%
------------------------------------------------------------------------------------------------------------------
Gross Profit                       $21.9      53.1%          $21.9       53.1%             -              1.0%
------------------------------------------------------------------------------------------------------------------
Overhead                           $16.2      39.1%          $14.4       34.9%         ($1.8)           (12.4%)
------------------------------------------------------------------------------------------------------------------
Operating Profit                    $5.7      14.0%           $7.5       18.2%         ($1.8)           (23.5%)
------------------------------------------------------------------------------------------------------------------


The Computer Systems segment's slight sales increase in the first quarter of fiscal 2006 over the comparable 2005 quarter was due to growth in the Maintech division's IT maintenance services of $2.5 million, or 25%, along with $0.7 million of new business as a result of its acquisition of Varetis Solutions GmbH ("Varetis Solutions") (described in more detail below), partially offset by a decrease in the segment's operator services business, including ASP directory assistance, which reflected a $1.2 million, or 5%, sales decrease, a sales decrease of $1.1 million, or 35%, in product revenue recognized, and a sales decrease of $0.8 million in DataServ's data services which are provided to non-telco enterprise customers. The decrease in operating profit from the comparable 2005 fiscal quarter was the result of the increase in overhead due to the addition of Varetis Solutions, and increased overhead within Maintech to support its expansion.

During the current quarter, Volt Delta, the principal business unit of the Computer Systems segment, purchased from Nortel Networks its 24% minority interest in Volt Delta for $62.0 million, including a cash distribution of approximately $5.4 million. Nortel Networks had originally purchased its 24% interest in August of 2004, and under the terms of the original purchase agreement, each party had an option to cause Nortel Networks to sell and Volt Delta to buy the minority interest for an amount ranging from $25 million to $70 million. During the quarter, Volt Delta also purchased Varetis Solutions from varetis AG for $24.8 million. The acquisition allows Volt Delta to focus on the evolving global market for directory information systems and services. Varetis Solutions adds technology in the area of wireless and wireline database management, directory assistance/inquiry automation, and wireless handset information delivery to Volt Delta's significant technology portfolio.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 29, 2006 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 2005--Continued

RESULTS OF OPERATIONS -- OTHER
------------------------------

                                              Three Months Ended
                                              ------------------
                                  January 29, 2006          January 30, 2005
                                  ----------------          ----------------
                                              % of                       % of       Favorable        Favorable
Other                                          Net                        Net     (Unfavorable)    (Unfavorable)
(Dollars in Millions)            Dollars     Sales         Dollars      Sales       $ Change         % Change
                                 -------     -----         -------      -----       --------         --------
------------------------------------------------------------------------------------------------------------------
Selling & Administrative           $24.5       4.5%          $20.8        4.2%         ($3.7)           (17.5%)
------------------------------------------------------------------------------------------------------------------
Depreciation& Amortization          $7.9       1.4%           $7.5        1.5%         ($0.4)            (4.8%)
------------------------------------------------------------------------------------------------------------------
Interest Income                     $1.0       0.1%           $0.6        0.1%          $0.4             85.4%
------------------------------------------------------------------------------------------------------------------
Other Expense                      ($1.6)     (0.2%)         ($1.0)      (0.2%)        ($0.6)           (58.6%)
------------------------------------------------------------------------------------------------------------------
Foreign Exchange Loss              ($0.3)        -           ($0.2)         -          ($0.1)           (55.6%)
------------------------------------------------------------------------------------------------------------------
Interest Expense                   ($0.5)     (0.1%)         ($0.5)      (0.1%)            -            (10.9%)
------------------------------------------------------------------------------------------------------------------


Other items, discussed on a consolidated basis, affecting the results of operations for the fiscal years were:

The increase in selling and administrative expenses in the first quarter of fiscal 2006 from the comparable 2005 quarter was a result of a $2.9 million increase in the expenses related to compliance with the Sarbanes-Oxley Act. In addition, the Company incurred increased salaries, professional fees and costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks.

The increase in depreciation and amortization for the first quarter of fiscal 2006 from the comparable 2005 quarter was attributable to increases in fixed assets, primarily in the Staffing Services and Computer Systems segments.

Interest income increased due to higher interest rates together with additional funds available for investment.

The increase in other expense for the first quarter of fiscal 2006 from the comparable 2005 quarter was attributable to an increase in the amount of accounts receivables sold under to the Company's Securitization Program, and an increased average cost of funds rate.

The Company's effective tax benefit rate on its financial reporting pre-tax loss was 35.4% in the first fiscal quarter of 2006 compared to an effective tax benefit rate of 37.2% in the comparable fiscal 2005 quarter. The effective benefit rate was lower in 2006 due to higher foreign losses for which no tax benefit was provided.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 29, 2006 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 2005--Continued

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents decreased by $15.4 million to $46.6 million in the three months ended January 29, 2006.

Operating activities provided $33.0 million of cash in the first three-months of fiscal 2006 compared to $4.2 million in the first three months of fiscal 2005.

Operating activities in the first three months of fiscal 2006, exclusive of changes in operating assets and liabilities, produced $9.1 million of cash, as the Company's net loss of $0.4 million included non-cash charges primarily for depreciation and amortization of $7.9 million, accounts receivable provisions of $1.1 million, minority interest of $1.0 million and a deferred tax benefit of $0.5 million. In the first three months of fiscal 2005, operating activities, exclusive of changes in operating assets and liabilities, produced $9.2 million of cash, as the Company's net loss of $0.8 million included non-cash charges primarily for depreciation and amortization of $7.5 million, accounts receivable provisions of $1.5 million, minority interest of $1.5 million and a deferred tax benefit of $0.6 million.

Changes in operating assets and liabilities produced $23.9 million of cash, net, in the first three months of fiscal 2006 principally due to a decrease in the level of accounts receivable of $41.7 million, partially offset by a decrease in accounts payable of $17.0 million. In the first three months of fiscal 2005, changes in operating assets and liabilities used $5.0 million of cash, net, principally due to a decrease in the level of accounts payable of $13.2 million, a reduction in securitization of receivables of $10.0 million, a decrease in income taxes payable of $6.8 million and a decrease in accrued expenses of $4.7 million partially offset by a decrease in the level of accounts receivable of $28.5 million.

The principal factor in the $49.2 million of cash applied to investing activities for the first three months of fiscal 2006 was expenditures of $46.8 million for acquisitions and $6.5 million for the property, plant and equipment partially offset by a decrease in restricted cash of $3.6 million. The principal factor in the $5.7 million of cash provided by investing activities for the first three months of fiscal 2005 was a decrease in restricted cash of $11.2 million partially offset by expenditures of $6.8 million for property, plant and equipment.

The principal factors in the $0.7 million of cash provided by financing activities in the first three months of fiscal 2006 were cash provided from exercises of stock options totaling $0.8 million. The principal factors in the $38,000 of cash applied to financing activities in the first three months of fiscal 2005 were cash provided from exercises of stock options totaling $0.8 million partially offset by a decrease in notes payable to banks of $0.8 million.


Commitments
-----------

There has been no material change through January 29, 2006 in the Company's contractual cash obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Off-Balance Sheet Financing
---------------------------

The Company has no off-balance sheet financing arrangements, as that term has meaning in Item 303(a) (4) of Regulation S-K.


Securitization Program
----------------------

The Company has an accounts receivable securitization program ("Securitization Program"), which was amended in the first quarter of fiscal year 2006 and effective January 31, 2006 to increase the level from $150.0 million to $200.0 million and extend the maturity date to April 2008. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At January 29, 2006, TRFCO had purchased from Volt Funding a participation interest of $100.0 million out of a pool of approximately $257.5 million of receivables.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Securitization Program--Continued
---------------------------------

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization. At January 29, 2006, the Company was in compliance with all requirements of its Securitization Program.

In February 2006, the Company increased the amount of participation interest sold to $140.0 million from $100.0 million to pay the note payable to Nortel Networks.

Credit Lines
------------

In the first quarter of fiscal 2006, the Company's $40.0 million secured, syndicated revolving credit agreement ("Credit Agreement") was amended to (i) permit the consummation of the acquisition by the Company of Varetis Solutions and the twenty-four percent interest in Volt Delta owned by Nortel Networks (ii) modify certain of the financial covenants contained in the Credit Agreement and
(iii) increase the amount of financing permitted under the securitization program. The Credit Agreement expires in April 2008.

The Credit Agreement established a secured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. The administrative agent for the Credit Facility is JPMorgan Chase Bank, N.A. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo Bank, N.A., Lloyds TSB Bank PLC and Bank of America, N.A.

Borrowings  under the Credit  Facility  are to bear  interest  at  various  rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the rating of the facility, as provided by a nationally recognized rating agency. As amended, in lieu of the previous borrowing base formulation, the Credit Agreement now requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at January 29, 2006, if a three-month U.S. Dollar LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 5.5% per annum. At January 29, 2006, the facility fee was 0.3% per annum

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, a limitation on cash dividends, capital stock repurchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At January 29, 2006, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At January 29, 2006, four of those guarantors have pledged approximately $52.5 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

At January 29, 2006, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit up to an aggregate of $51.4 million, including $40.0 million under the Credit Agreement and the Company had total outstanding foreign currency bank borrowings of $6.6 million, $2.4 million of which were under the Credit Agreement. These bank borrowings provide a hedge against devaluation in foreign currency denominated assets.

In December 2005, the Company paid approximately $50.0 million, principally from cash on hand, for the Nortel Networks and Varetis Solutions acquisitions. The remaining $36.8 million was paid February 15, 2006.

In February 2006, the Company borrowed an additional four million Euros ($4.8 million) to offset its Euro exposure.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

New Accounting Pronouncements to be Effective in Fiscal 2006
------------------------------------------------------------

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

In February 2006, the FASB has issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Early adoption is permitted for instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company's consolidated financial position or results of operations.

The American Jobs Creation Act of 2004 (the "Act") provided for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. The Company does not believe the Act will have a material impact on the Company's consolidated financial position or results of operations.

Related Party Transactions
--------------------------

During the first quarter of fiscal 2006, the Company paid or accrued $0.2 million to the law firm of which Lloyd Frank, a director, is of counsel, primarily for services rendered.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. The Company`s earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. The Company has cash and cash equivalents on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks, which provide for borrowings and letters of credit, as well as a $200 million accounts receivable securitization program to provide the Company with additional liquidity to meet its short-term financing needs.

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would increase or decrease its annual net interest expense and securitization costs by $0.4 million, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $14.3 million at January 29, 2006. This fair value was calculated by applying the appropriate fiscal year-end interest rate supplied by the lender to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At January 29, 2006, the total market value of these investments was $4.3 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuates against the dollar, which may impact reported earnings. As of January 29, 2006, the total of the Company's net investment in foreign operations was $8.1 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of January 29, 2006, the Company had a balance of net foreign assets exposed of $8.1 million, which was reduced to $4.8 million on February 9, 2006 when the Company increased its Euro borrowing under the Credit Agreement. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at January 29, 2006 by 10% would result in a pretax gain of $0.8 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at January 29, 2006 by 10% would result in a pretax loss of $0.8 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at January 29, 2006. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign exchange agreements, the table presents the currencies, notional amounts and weighted average exchange rates by contractual maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.


Interest Rate Market Risk          Payments Due By Period as of January 29, 2006
-------------------------          ---------------------------------------------
                                             Less than     1-3     3-5   After 5
                                      Total    1 year     Years   Years    Years
                                      -----    ------     -----   -----  -------
                                              (Dollars in thousands of US$)
Cash, Restricted Cash and Cash
------------------------------
 Equivalents
 -----------
Money Market and Cash Accounts      $69,123    $69,123
Weighted Average Interest Rate         3.9%       3.9%
                                      -----       ----
Total Cash, Restricted Cash and
 Cash Equivalents                   $69,123    $69,123
                                    =======    =======


Securitization Program
----------------------
Accounts Receivable Securitization $100,000   $100,000
Finance Rate                           5.0%       5.0%
                                      -----      -----
Securitization Program             $100,000   $100,000
                                   ========   ========


Debt
----
Term Loan                           $13,625       $442   $1,567  $1,279  $10,337
Interest Rate                          8.2%       8.2%     8.2%    8.2%     8.2%

Payable to Nortel Networks           $2,000     $2,000
Weighted Average Interest Rate         6.0%       6.0%

Notes Payable to Banks               $6,621     $6,621
Weighted Average Interest Rate         4.1%       4.1%

Note Payable - other                $36,750    $36,750
Weighted Average Interest Rate            -          -        -       -        -
                                    -------    -------   ------  ------  -------
Total Debt                          $58,996    $45,813   $1,567  $1,279  $10,337
                                    =======    =======   ======  ======  =======

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company's management is responsible for maintaining adequate internal controls over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting.

The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of January 29, 2006 under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Co-Principal Executive Officer, its Executive Vice President and Co-Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation and the events described below, management concluded that, as of the date of their evaluation the Company's disclosure controls and procedures were effective as of January 29, 2006 to ensure that material information relating to the Company and its subsidiaries is made known to them on a timely basis.

As of October 30, 2005, the Company's management concluded that the Company did not maintain effective internal controls over financial reporting at a single subsidiary because of the effect of a material weakness in the Company's system of internal controls, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The subsidiary did not appropriately calculate and reconcile its fixed assets and related depreciation detail records to the amounts recorded in its financial statements and did not properly reconcile the deferred tax liability recorded in its financial statements relating to depreciation timing differences to the supporting documentation. These findings resulted in material adjustments to the preliminary consolidated financial statements.

Remediation Efforts Related to the Material Weakness in Internal Controls

The Company's management reviewed and evaluated the design of the control procedure relating to depreciation of assets and reconciliation of the deferred tax liability, and is taking the following actions to remediate the reported material weakness in internal controls over financial reporting by:

o The creation of additional positions within the affected subsidiary, including an accounting and finance compliance officer to review and coordinate with the subsidiary controller, the implementation and maintenance of its internal controls over financial reporting.
o Requiring certain changes to the fixed asset sub-ledgers be reviewed and approved in writing by the subsidiary controller.
o Adhering to the Company's financial statement closing process monitoring controls and documentation procedures related to the Company's fixed asset and income tax provision policies.

After the completion of the evaluation, the Company began its remediation program to correct the material weakness in its processes reported above. The Company's management has discussed this material weakness and initial corrective actions and future plans with the Audit Committee and the Company's Board of Directors who concurred with management's plans.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company's Annual Report of Form 10-K for the year ended October 30, 2005. (See also Part 1, Item 2 of the Report for risk factors.


ITEM 6 - EXHIBITS

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


                                       VOLT INFORMATION SCIENCES, INC.
                                              (Registrant)



                                       BY: /s/ Jack Egan
                                           -------------
Date:  March 10, 2006                      Jack Egan
                                           Vice President - Corporate Accounting
                                           (Principal Accounting Officer)

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