Form 10-Q
period 2006-04-30
VOLT INFORMATION SCIENCES, INC.
filed 2006-06-09
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For The Six Months Ended April 30, 2006.

        Or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


For the transition period from                        to
                               ----------------------    -----------------------

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

Large Accelerated Filer       Accelerated Filer  X    Non-Accelerated Filer
                        ---                     ---                         ---

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act). Yes       No  X
                                ---      ---

The number of shares of the registrant's common stock, $.10 par value, outstanding as of June 2, 2006 was 15,520,268.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations -
         Six and Three Months Ended April 30, 2006 and May 1, 2005             3

         Condensed Consolidated Balance Sheets -
         April 30, 2006 and October 30, 2005                                   4

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended April 30, 2006 and May 1, 2005                       5

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           41

Item 4.  Controls and Procedures                                              43


PART II - OTHER INFORMATION

Item 1A. Risk Factors                                                         44

Item 4.  Submission of Matters to a Vote of Security Holders                  44

Item 6.  Exhibits                                                             45

SIGNATURE                                                                     45

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            Six Months Ended                    Three Months Ended
                                                         ----------------------------      -----------------------------
                                                           April 30,        May 1,           April 30,         May 1,
                                                             2006            2005             2006              2005
                                                         ------------    ------------      ------------     ------------
                                                                     (In thousands, except per share amounts)
NET SALES                                                $1,143,319      $ 1,043,880       $  593,811       $  546,045

COST AND EXPENSES:
Cost of sales                                             1,059,840          974,496          544,373          506,323
Selling and administrative                                   47,172           43,023           22,712           22,199
Depreciation and amortization                                16,947           15,027            9,085            7,527
                                                         ------------    ------------      ------------     ------------
                                                          1,123,959        1,032,546          576,170          536,049
                                                         ------------    ------------      ------------     ------------
OPERATING  PROFIT                                            19,360           11,334           17,641            9,996

OTHER INCOME (EXPENSE):
 Interest income                                              1,659            1,122              621              562
 Other expense-net                                           (3,903)          (1,868)          (2,292)            (852)
 Foreign exchange loss-net                                     (356)            (260)            (103)             (98)
 Interest expense                                              (903)            (954)            (447)            (442)
                                                         ------------    ------------      ------------     ------------
 Income before minority interest and income taxes            15,857            9,374           15,420            9,166

Minority interest                                            (1,021)          (3,253)               -           (1,759)
                                                         ------------    ------------      ------------     ------------
Income before income taxes                                   14,836            6,121           15,420            7,407
Income tax provision                                         (6,103)          (2,402)          (6,310)          (2,880)
                                                         ------------    ------------      ------------     ------------
NET INCOME                                               $    8,733      $     3,719       $    9,110       $    4,527
                                                         ============    ============      ============     ============


                                                                                  Per Share Data
                                                                           ----------------------------
Basic:
  Net income                                             $     0.57      $      0.24       $     0.59       $     0.30
                                                         ============    ============      ============     ============
Weighted average number of shares                            15,387           15,307           15,431           15,324
                                                         ============    ============      ============     ============

Diluted:
  Net income                                             $     0.56      $      0.24       $     0.59       $     0.29
                                                         ============    ============      ============     ============
Weighted average number of shares                            15,476           15,444           15,516           15,446
                                                         ============    ============      ============     ============

     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          April 30,         October 30,
                                                                            2006                2005
                                                                         (Unaudited)         (Audited)
                                                                      ----------------    ----------------
ASSETS                                                                (In thousands, except share amounts)
CURRENT ASSETS
   Cash and cash equivalents                                              $ 44,785            61,988
   Restricted cash                                                          20,478            26,131
   Short-term investments                                                    4,371             4,213
   Trade accounts receivable less allowances of $7,577
    (2006) and $7,527 (2005)                                               355,647           399,677
   Inventories                                                              37,397            33,758
   Recoverable income taxes                                                  1,424                 -
   Deferred income taxes                                                     7,384            10,246
   Prepaid expenses and other assets                                        24,333            19,788
                                                                      ----------------    ----------------
TOTAL CURRENT ASSETS                                                       495,819           555,801

   Investment in securities                                                    176               141
   Property, plant and equipment-net                                        81,919            83,272
   Deposits and other assets                                                 1,628             1,961
   Goodwill                                                                 50,484            32,623
   Intangible assets-net                                                    34,085            14,914
                                                                      ----------------    ----------------
TOTAL ASSETS                                                              $664,111          $688,712
                                                                      ================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable to banks                                                 $ 11,547          $  6,622
   Current portion of long-term debt                                           452             2,404
   Accounts payable                                                        166,015           172,788
   Accrued wages and commissions                                            55,341            55,081
   Accrued taxes other than income taxes                                    22,473            17,586
   Accrued insurance and other accruals                                     33,414            35,173
   Deferred income and other liabilities                                    37,207            30,628
   Income tax payable                                                            -             1,686
                                                                      ----------------    ----------------
TOTAL CURRENT LIABILITIES                                                  326,449           321,968

   Accrued insurance                                                           748             1,630
   Long-term debt                                                           13,067            13,297
   Deferred income taxes                                                    15,410            13,358

   Minority interest                                                             -            43,444

STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00; Authorized--500,000 shares;
     issued--none
   Common stock, par value $.10; Authorized--30,000,000 shares;
     issued and outstanding--15,519,988 shares (2006) and
     15,339,255 shares (2005)                                                1,552             1,534
   Paid-in capital                                                          47,660            43,694
   Retained earnings                                                       258,487           249,754
   Accumulated other comprehensive income                                      738                33
                                                                      ----------------    ----------------
TOTAL STOCKHOLDERS' EQUITY                                                 308,437           295,015
                                                                      ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $664,111          $688,712
                                                                      ================    ================

     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                    Six Months Ended
                                                                                                ------------------------
                                                                                                  April 30,     May 1,
                                                                                                     2006        2005
                                                                                                -----------  -----------
                                                                                                     (In thousands)
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income                                                                                        $ 8,733       $ 3,719
Adjustments to reconcile net income to cash provided by
 (applied to) operating activities:
   Depreciation and amortization                                                                   16,947        15,027
   Accounts receivable provisions                                                                   2,061         1,902
   Minority interest                                                                                1,021         3,253
   (Gain) loss on disposition of fixed assets                                                          (2)           85
   (Gain) loss on foreign currency translation                                                         (9)           40
   Deferred income tax provision (benefit)                                                          1,484        (1,215)
Changes in operating assets and liabilities:
   Accounts receivable                                                                             11,180         5,903
   Securitization of accounts receivable                                                           40,000        10,000
   Inventories                                                                                     (3,632)           16
   Prepaid expenses and other current assets                                                       (4,109)       (4,117)
   Other assets                                                                                       331          (631)
   Accounts payable                                                                                (1,250)        5,305
   Accrued expenses                                                                                (1,128)         (949)
   Deferred income and other liabilities                                                            4,963           601
   Income taxes payable                                                                            (4,152)       (6,953)
                                                                                                -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          72,438        31,986
                                                                                                -----------  -----------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                                    Six Months Ended
                                                                                ------------------------
                                                                                  April 30,     May 1,
                                                                                     2006        2005
                                                                                -----------  -----------
                                                                                     (In thousands)
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                                             $    690     $    814
Purchases of investments                                                             (578)        (413)
Decrease in restricted cash                                                         5,653       17,301
Decrease in payables related to restricted cash                                    (5,653)     (17,301)
Acquisitions                                                                      (83,503)           -
Proceeds from disposals of property, plant and equipment                              908          673
Purchases of property, plant and equipment                                        (13,629)     (11,559)
                                                                                -----------  -----------
NET CASH APPLIED TO INVESTING ACTIVITIES                                          (96,112)     (10,485)
                                                                                -----------  -----------
CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                                          (2,212)        (195)
Exercise of stock options                                                           3,984          933
Increase (decrease) in notes payable to bank                                        4,896       (4,135)
                                                                                -----------  -----------
NET CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES                              6,668       (3,397)
                                                                                -----------  -----------

Effect of exchange rate changes on cash                                              (197)        (220)
                                                                                -----------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         (17,203)      17,884

Cash and cash equivalents, beginning of period                                     61,988       44,309
                                                                                -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 44,785     $ 62,193
                                                                                ===========  ===========
SUPPLEMENTAL INFORMATION
  Cash paid during the period:
     Interest expense                                                            $    866     $  1,108
     Income taxes                                                                $  8,238     $ 10,417

  The Company purchased certain assets and assumed certain specified liabilities. In conjunction with the acquisition of Varetis Solutions
  GmbH, liabilities were assumed as follows:
     Fair value of assets acquired                                               $ 39,994
     Cash paid                                                                     24,813
                                                                                -----------
     Liabilities assumed                                                         $ 15,181
                                                                                ===========

     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at April 30, 2006 and consolidated results of operations for the six and three months ended April 30, 2006 and May 1, 2005 and consolidated cash flows for the six months ended April 30, 2006 and May 1, 2005.

Prior to October 31, 2005, the Company elected to follow Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for its Non-Qualified Stock Option Plan under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant. Effective October 31, 2005, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment" and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized in the six month period ended April 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The Company has reclassified restricted cash as a separate line on the condensed consolidated balance sheet at October 30, 2005 and the statement of cash flows for the six months ended May 1, 2005. The condensed consolidated statement of cash flows now present the changes in restricted cash and payables related to restricted cash as changes in investing activities, as compared to its previous inclusion in the net change in cash and cash equivalents and accounts payable (See Note I).

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 30, 2005. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

NOTE B--Securitization Program

The Company has an accounts receivable securitization program ("Securitization Program"), which was amended effective January 31, 2006 to increase the level from $150.0 million to $200.0 million and extend the maturity date to April 2008. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At April 30, 2006, TRFCO had purchased from Volt Funding a participation interest of $140.0 million out of a pool of approximately $281.6 million of receivables.

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

The Company incurred charges, related to the Securitization Program, of $3.4 million and $2.1 million in the six and three months ended April 30, 2006, respectively, compared to $1.3 million and $0.8 million in the six and three months ended May 1, 2005, respectively, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 5.5% per annum and 4.1% per annum in the six-month 2006 and 2005 fiscal periods, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated that the retained interest in receivables approximated fair values.

At April 30, 2006 and October 30, 2005, the Company's carrying retained interest in a revolving pool of receivables was approximately $140.4 million and $182.5 million, respectively, net of a service fee liability, out of a total pool of approximately $281.6 million and $283.3 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $140.0 million and $100.0 million at April 30, 2006 and October 30, 2005, respectively. Accordingly, the trade accounts receivable included on the April 30, 2006 and October 30, 2005 balance sheets have been reduced to reflect the participation interest sold of $140.0 million and $100.0 million, respectively.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof, from a nationally recognized rating organization. At April 30, 2006, the Company was in compliance with all requirements of the Securitization Program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE C--Inventories

Inventories of accumulated unbilled costs, principally work in process, and materials by segment are as follows:

                                                   April 30,        October 30,
                                                        2006               2005
                                                  -----------       -----------
                                                          (In thousands)

Telephone Directory                                  $12,349           $10,508
Telecommunications Services                           15,754            17,734
Computer Systems                                       9,294             5,516
                                                  -----------       -----------
Total                                                $37,397           $33,758
                                                  ===========       ===========

The cumulative amounts billed under service contracts at April 30, 2006 and October 30, 2005 of $5.2 million and $9.6 million, respectively, are credited against the related costs in inventory.

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

Borrowings  under the Credit  Facility  are to bear  interest  at  various  rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the rating of the facility as provided by a nationally recognized rating agency. As amended, in lieu of the previous borrowing base formulation, the Credit Agreement now requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at April 30, 2006, if a three-month U.S. Dollar LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 5.8% per annum, including a facility fee of 0.3% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE D--Short-Term Borrowings--Continued

expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At April 30, 2006, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At April 30, 2006, four of those guarantors have pledged approximately $56.6 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

At April 30, 2006, the Company had total outstanding foreign currency bank borrowings of $11.5 million, $7.6 million of which were under the Credit Agreement. These bank borrowings provide a hedge against devaluation in foreign currency denominated assets.


NOTE E--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:

                                                   April 30,        October 30,
                                                        2006               2005
                                                  -----------       -----------
                                                          (In thousands)


8.2% term loan (a)                                   $13,519           $13,730
Payable to Nortel Networks (b)                             -             1,971
                                                  -----------       -----------
                                                      13,519            15,701
Less amounts due within one year                         452             2,404
                                                  -----------       -----------
Total long-term debt                                 $13,067           $13,297
                                                  ===========       ===========

(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $13.5 million at April 30, 2006. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at April 30, 2006 of $10.0 million. The obligation is guaranteed by the Company.

(b) Represented the present value of $2.0 million which was paid to Nortel Networks in February 2006, discounted at 6% per annum.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE F--Stockholders' Equity

Changes in the major components of stockholders' equity for the six months ended April 30, 2006 are as follows:

                                              Common      Paid-In       Retained
                                              Stock      Capital       Earnings
                                             --------    --------      --------
                                                      (In thousands)

Balance at October 30, 2005                   $1,534     $43,694       $249,754
Stock options exercised--183,083 shares           18       3,966              -
Net income for the six months                      -           -          8,733
                                             --------    --------      --------
Balance at April 30, 2006                     $1,552     $47,660       $258,487
                                             ========    ========      ========

Another component of stockholders' equity, the accumulated other comprehensive loss, consists of cumulative unrealized foreign currency translation adjustments, net of taxes, a gain of $656,000 and a loss of $28,000 at April 30, 2006 and October 30, 2005, respectively, and an unrealized gain, net of taxes, of $82,000 and $61,000 in marketable securities at April 30, 2006 and October 30, 2005, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive loss as follows:

                                                            Six Months Ended          Three Months Ended
                                                           -------------------       --------------------
                                                           April 30,   May 1,        April 30,    May 1,
                                                              2006      2005            2006      2005
                                                           --------- ---------       ---------  ---------
                                                                           (In thousands)
Net income                                                   $8,733    $3,719          $9,110    $4,527
Foreign currency translation adjustments-net                    684      (231)            297      (117)
Unrealized gain (loss) on marketable securities-net              21        (6)              7       (25)
                                                           --------- ---------       ---------  ---------
Comprehensive income                                         $9,438    $3,482          $9,414    $4,385
                                                           ========= =========       =========  =========

NOTE G--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                            Six Months Ended          Three Months Ended
                                                         ----------------------    ----------------------
                                                          April 30,    May 1,       April 30,    May 1,
                                                             2006       2005          2006        2005
                                                         ----------  ----------    ----------  ----------
Denominator for basic earnings per share:
    Weighted average number of shares                    15,387,071  15,307,380    15,431,103  15,323,593

Effect of dilutive securities:
    Employee stock options                                   88,756     136,676        85,391     122,704
                                                         ----------  ----------    ----------  ----------

Denominator for diluted earnings per share:
    Adjusted weighted average number of shares           15,475,827  15,444,056    15,516,494  15,446,297
                                                         ==========  ==========    ==========  ==========

Options to purchase 44,200 and 45,250 shares of the Company's common stock were outstanding at April 30, 2006 and May 1, 2005, respectively, but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE H--Segment Disclosures

Financial  data  concerning  the Company's  sales and segment  operating  profit
(loss) by reportable operating segment for the six and three months ended April 30, 2006 and May 1, 2005, included on page 27 of this Report, is an integral part of these condensed consolidated financial statements.

During the six months ended April 30, 2006, consolidated assets decreased by $24.6 million primarily due to an increase in the use of the Company's Securitization Program resulting in a decrease of accounts receivable as well as a decrease in cash and cash equivalents, partially offset by increases in goodwill and intangible assets due to acquisitions (see Note J).

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

Restricted cash at April 30, 2006 and October 30, 2005 was approximately $20.5 million and $26.1 million, respectively, restricted to cover obligations that were reflected in accounts payable at such dates. These amounts primarily relate to contracts with customers in which the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.

NOTE J--Acquisition of Businesses

On December 29, 2005, Volt Delta purchased from Nortel Networks its 24% minority interest in Volt Delta. Under the terms of the agreement, Volt Delta was required to pay Nortel Networks approximately $56.4 million for its minority interest in Volt Delta, and an excess cash distribution of approximately $5.4 million. Under the terms of the agreement, Volt Delta paid $25.0 million on December 29, 2005 and paid the remaining $36.8 million on February 15, 2006. The transaction resulted in an increase in goodwill and intangible assets of approximately $7.0 million and $5.6 million, respectively.

On December 30, 2005, Volt Delta acquired varetis AG's Varetis Solutions subsidiary for $24.8 million. The acquisition of Varetis Solutions provides Volt Delta with the resources to focus on the evolving global market for directory information systems and services. Varetis Solutions adds technology in the area of wireless and wireline database management, directory assistance/enquiry automation, and wireless handset information delivery to Volt Delta's significant technology portfolio.

The Company is presently valuing both transactions to determine the final allocation of the purchase price to various types of potential intangible assets. The types of intangible assets being reviewed which might exist as of consummation of the transactions are: the existing technology of the businesses, the value of their customer relationships, the value of trade names, the value of contract backlogs, the value of non-compete agreements and the value of their

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE J--Acquisition of Businesses--Continued

reseller network. The value of each of the intangible assets identified will be determined with the use of a discounted cash flow methodology. This methodology involves discounting forecasted revenues and earnings attributable to each of the potential intangible assets. The allocation, which is subject to finalization of certain adjustments, is expected to be completed before the end of fiscal 2006.

The assets and liabilities of Varetis Solutions are accounted for under the purchase method of accounting at the date of acquisition at their fair values. The results of operations have been included in the Consolidated Statements of Operations since the acquisition date.

The preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed and established is as follows:

                                             (In thousands)

         Cash                                   $ 3,310
         Accounts receivable                      8,878
         Inventories                                  7
         Prepaid expenses and other assets          324
         Property, plant and equipment            1,318
         Goodwill                                10,857
         Intangible assets                       15,300
         Accrued wages and commissions           (1,012)
         Other accrued expenses                  (3,286)
         Other liabilities                       (1,741)
         Income taxes                            (1,266)
         Deferred income tax                     (7,876)
                                               ---------
         Purchase price                         $24,813
                                               =========

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

                                                 Pro Forma Results
                            ----------------------------------------------------
                                 Six Months Ended          Three Months Ended
                            ----------------------------------------------------
                              April 30,      May 1,       April 30,       May 1,
                               2006           2005          2006           2005
                            ----------     ----------     --------      --------
                                     (In thousands, except per share amounts)

Net sales                   $1,147,257     $1,055,198     $593,811      $551,496
                            ==========     ==========     ========      ========
Operating profit            $   19,870     $   12,774     $ 17,641      $  9,851
                            ==========     ==========     ========      ========
Net income                  $    9,632     $    6,474     $  9,110      $  5,472
                            ==========     ==========     ========      ========
Earnings per share
Basic                       $     0.63     $     0.42     $   0.59      $   0.36
                            ==========     ==========     ========      ========
Diluted                     $     0.62     $     0.42     $   0.59      $   0.36
                            ==========     ==========     ========      ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE K--Goodwill and Intangibles

Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to annual testing using fair value methodology. An impairment charge is recognized for the amount, if any, by which the carrying value of an indefinite-life intangible asset exceeds its fair value. The test for goodwill, which is performed in the Company's second fiscal quarter, primarily uses comparable multiples of sales and EBITDA to assist the Company in the determination of the fair value of the goodwill and the reporting units measured. The fiscal 2006 second quarter testing did not result in any impairment.

The following table represents the balance of intangible assets subject to amortization:

                                     April 30,         October 30,
                                          2006                2005
                                    ------------       ------------
                                            (In thousands)

Intangible assets                      $37,166             $16,310
Accumulated amortization                 3,081               1,396
                                    ------------       ------------
Net Carrying Value                     $34,085             $14,914
                                    ============       ============


NOTE L--Primary Insurance Casualty Program

The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premium are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. At April 30, 2006, the Company's net prepaid for the outstanding plan years was $6.0 million compared to $1.6 million at October 30, 2005.

NOTE M--Stock Options

The Non-Qualified Option Plan adopted by the Company in fiscal 1995 terminated on May 16, 2005 except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at April 30, 2006 were granted at 100% of the market price on the date of grant and become fully vested within one to five years after the grant date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE M--Stock Options--Continued

As a result of adopting SFAS No. 123R, the Company's income before taxes for the six month period ended April 30, 2006 is $36,000 lower than it would have been if the Company had continued to account for stock-based compensation under APB No. 25. Compensation expense is recognized in the selling and administrative expenses in the Company's statement of operations on a straight-line basis over the vesting periods. Basic and dilutive net income per share for the six month period ended April 30, 2006 would not have been different if the Company had not adopted SFAS No. 123R, compared to the reported basic and dilutive net income per share of $0.57 and $0.56, respectively. As of April 30, 2006, there was $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted average period of 1.7 years.

The intrinsic values of options exercised during the periods ended April 30, 2006 and May 1, 2005 were not significant. The total cash received from the exercise of stock options was $3.9 million and $0.9 million in the six month periods ended April 30, 2006 and May 1, 2005, respectively, and is classified as financing cash flows in the statement of cash flows. Prior to the adoption of SFAS 123R, the Company presented all tax benefit deductions resulting from the exercise of stock options as operating cash flows. SFAS 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The Company did not have significant tax benefits from the expense of stock options for the six month period ended April 30, 2006.

There were no options granted during the six months ended April 30, 2006 or May 1, 2005.

The table below presents the pro forma effect on net loss and loss per share if the Company had applied the fair value recognition provision to options granted under the Company's stock option plan for the six month period ended May 1, 2005. For purposes of this pro forma disclosure, the value of the options granted is estimated using the Black-Scholes option-pricing model and amortized to expense over the options' vesting periods. If the Company had adopted the fair value based method for the quarter ended May 1, 2005, additional compensation expense of $41,000 would have been recognized in the statement of operations.

                                        Six Months Ended    Three Months Ended
                                           May 1, 2005          May 1, 2005
                                      -------------------   -------------------
                                       (In thousands, except per share amounts)

Net income as reported                       $3,719               $4,527
Pro forma compensation expense,
 net of taxes                                   (56)                 (25)
                                      -------------------   -------------------
Pro forma net income                         $3,663               $4,502
                                      ===================   ===================
Pro forma income per share
     Basic and Diluted                        $0.24                $0.29
                                      ===================   ===================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to our consolidated financial statements and notes thereto included in Part I of this Form 10-Q and to provide an understanding of our consolidated results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

     o Forward-Looking Statements - This section describes some of the language and assumptions used in this document that may have an impact on the readers' interpretation of the financial statements.

     o Critical Accounting Policies - This section discusses those accounting policies that are considered to be both important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application.

     o Summary of Operating Results by Segment - This section provides a summary of operating results by segment in a tabular format.

     o Executive Overview - This section provides a general description of our business segments and provides a brief overview of the results of operations during the accounting period.

     o Results of Operations - This section provides our analysis of the line items on our summary of operating results by segment for the current and comparative accounting periods on both a company-wide and segment basis. The analysis is in both a tabular and narrative format.

     o Liquidity and Capital Resources - This section provides an analysis of our liquidity and cash flows, as well as our discussion of our commitments, securitization program and credit lines.

     o New Accounting Pronouncements - This section includes a discussion of recently published accounting authoritative literature that may have an impact on our historical or prospective results of operations or financial condition.


Forward-Looking Statements
--------------------------

This report and other reports and statements issued by the Company and its officers from time to time contain certain "forward-looking statements." Words such as "may," "should," "likely," "could," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy," "design to," and similar expressions are intended to identify forward-looking statements about the Company's future plans, objectives, performance, intentions and expectations. These forward-looking statements are subject to a number of known and unknown risks and uncertainties including, but are not limited to, those set forth in the Company's Annual Report on Form 10-K, in this Form 10-Q and in the Company's press releases and other public filings. Such risks and uncertainties could cause the Company's actual results, performance and achievements to differ materially from those described in or implied by the forward-looking statements. Accordingly, readers should not place undue reliance on any forward-looking statements made by or on behalf of the Company. The Company does not assume any obligation to update any forward-looking statements after the date they are made.

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

Staffing Services:
     Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In the first six months of fiscal 2006, this revenue comprised approximately 76% of net consolidated sales.

     Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, and for certain contracts, sales are generated by the Company's Staffing Solutions Group's managed services operations. The Company receives an administrative fee for arranging for, billing for and collecting the billings related to other staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In the first six months of fiscal 2006, this revenue comprised approximately 2% of net consolidated sales.

     Outsourced Projects: Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis and revenue is recognized when the project is complete and the customer has approved the work when the Company is responsible for project completion. In the first six months of fiscal 2006, this revenue comprised approximately 5% of net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Telephone Directory:
     Directory Publishing: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in the United States and Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered. In the first six months of fiscal 2006, this revenue comprised approximately 2% of net consolidated sales.

     Ad Production and Other: Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance. In the first six months of fiscal 2006, this revenue comprised approximately 1% of net consolidated sales.

Telecommunications Services:
     Construction: Sales are derived from the Company supplying aerial and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in AICPA Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type Contracts," using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project. In the first six months of fiscal 2006, this revenue comprised approximately 4% of net consolidated sales.

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and, if applicable, any completed units are delivered and accepted by the customer. In the first six months of fiscal 2006, this revenue comprised approximately 2% of net consolidated sales.

Computer Systems:
     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In the first six months of fiscal 2006, this revenue comprised approximately 5% of net consolidated sales.

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as applicable. In the first six months of fiscal 2006, this revenue comprised approximately 2% of net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in AICPA Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value or by the use of the percentage of completion method when applicable. In the first six months of fiscal 2006, this revenue comprised approximately 1% of net consolidated sales.

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

Goodwill and Intangible Assets - Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but is subject to annual impairment testing using fair value methodologies. The impairment test for goodwill is a two-step process. Step one consists of a comparison of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on one or more fair value measures including present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss). The Company performs its impairment testing using comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured. Intangible assets not subject to amortization are tested annually. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount.

Long-Lived Assets - Property, plant and equipment are recorded at cost, and depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to depreciate the cost of the assets over their estimated useful lives. Intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.
Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

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

Securitization Program - The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A, was $140.0 million and $100.0 million at April 30, 2006 and October 30, 2005, respectively. Accordingly, the trade receivables included on the April 30, 2006 and October 30, 2005 balance sheets have been reduced to reflect the participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company) for any of the sold receivables.

Primary Casualty Insurance Program - The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds, and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premiums are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For each policy year, management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of services in the period in which such determination is made.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Medical Insurance Program - Beginning in April 2004, the Company became self-insured for the majority of its medical benefit programs. The Company remains insured for a portion of its medical program (primarily HMOs) as well as the entire dental program. The Company provides the self-insured medical benefits through an arrangement with a third party administrator. However, the liability for the self-insured benefits is limited by the purchase of stop loss insurance. The contributed and withheld funds and related liabilities for the self-insured program together with unpaid premiums for the insured programs are held in a 501(c)9 employee welfare benefit trust. These amounts, other than the current provisions, do not appear on the balance sheet of the Company. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected losses based on statistical analyses of historical data. The provision for future payments is initially adjusted by the enrollment levels in the various plans. Periodically, the resulting liabilities are monitored and will be adjusted as warranted by changing circumstances. Should the amount of claims occurring exceed what was estimated or medical costs increase beyond what was expected, liabilities might not be sufficient, and additional expense may be recorded by the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 30, 2006 COMPARED
TO THE SIX MONTHS ENDED MAY 1, 2005

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not indicative of the results which may be expected for any subsequent periods.

                                                            Six Months Ended          Three Months Ended
                                                          ---------------------       --------------------
                                                           April 30,    May 1,        April 30,    May 1,
                                                              2006       2005            2006      2005
                                                          ----------  ---------       ---------  ---------
                                                                           (In thousands)
Net Sales:
----------
Staffing Services
   Staffing                                                 $930,184  $  856,916      $484,557   $442,822
   Managed Services                                          524,867     609,766       273,791    312,334
                                                          ----------  ----------      ---------  ---------
   Total Gross Sales                                       1,455,051   1,466,682       758,348    755,156
   Less: Non-Recourse Managed Services                      (495,103)   (593,485)     (256,042)  (302,292)
                                                          ----------  ----------      ---------  ---------
   Net Staffing Services                                     959,948     873,197       502,306    452,864
Telephone Directory                                           33,011      33,073        17,226     17,369
Telecommunications Services                                   67,409      63,139        27,295     37,935
Computer Systems                                              93,411      84,114        52,137     42,920
Elimination of intersegment sales                            (10,460)     (9,643)       (5,153)    (5,043)
                                                          ----------  ----------      ---------  ---------
Total Net Sales                                           $1,143,319  $1,043,880      $593,811   $546,045
                                                          ==========  ==========      =========  =========

Segment Operating Profit (Loss):
--------------------------------
Staffing Services                                         $   19,325  $    9,716      $ 14,496   $  7,263
Telephone Directory                                            6,278       4,608         4,017      2,501
Telecommunications Services                                      728      (2,236)          (40)       193
Computer Systems                                              15,586      16,529         9,837      9,015
                                                          ----------  ----------      ---------  ---------
Total Segment Operating Profit                                41,917      28,617        28,310     18,972

General corporate expenses                                   (22,557)    (17,283)      (10,669)    (8,976)
                                                          ----------  ----------      ---------  ---------
Total Operating Profit                                        19,360      11,334        17,641      9,996

Interest income and other (expense)-net                       (2,244)       (746)       (1,671)      (290)
Foreign exchange loss-net                                       (356)       (260)         (103)       (98)
Interest expense                                                (903)       (954)         (447)      (442)
                                                          ----------  ----------      ---------  ---------
Income Before Minority Interest and Income Taxes          $   15,857  $    9,374      $ 15,420   $  9,166
                                                          ==========  ==========      =========  =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 30, 2006 COMPARED
TO THE SIX MONTHS ENDED MAY 1, 2005--Continued

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

     Computer Systems: This segment provides directory and operator systems and services primarily for the telecommunications industry and provides IT maintenance services.

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

Numerous non-seasonal factors impacted sales and profits in the current six and three month periods. The sales and profits of the Staffing Services segment, in addition to the factors noted above, were positively impacted in the six and three months periods by a continued increase in contingent staffing. Operating profits for the six and three month periods were higher than in the comparable period of fiscal 2005 due to the sales increase and a reduction in overhead costs as a percentage of sales and lower workers' compensation and payroll tax costs, partially offset by continued pressure on the operating margins in the VMC Consulting division.

The sales and operating results of the Telecommunications Services segment improved in the six months of fiscal 2006 compared to the comparable fiscal 2005 period due to the sales growth, improvement in gross margins and reductions in overhead. As explained in the Company's year-end financial statements, this segment restructured its operations in the fourth fiscal quarter of 2005, and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 30, 2006 COMPARED
TO THE SIX MONTHS ENDED MAY 1, 2005--Continued

EXECUTIVE OVERVIEW--Continued
-----------------------------

now operates in two divisions, Construction and Engineering and Network Enterprise Solutions. The restructuring reduced overhead headcount, consolidated two divisions and closed several leased locations.

The Computer Systems segment's sales increased in the six and three month periods, with operating profits increasing in the three month period of fiscal 2006 from the comparable fiscal 2005 period primarily from the sales increase.

During  the first  quarter,  Volt  Delta,  the  principal  business  unit of the
Computer  Systems  segment,  purchased  from Nortel  Networks  its 24%  minority interest in Volt Delta for $62.0 million. Nortel Networks had originally purchased its 24% interest in August 2004, and under the terms of the original purchase agreement, each party had a one year option to cause Nortel Networks to sell and Volt Delta to buy the minority interest for an amount ranging from $25 million to $70 million, starting in August 2006. During the first quarter, Volt Delta also purchased Varetis Solutions GmbH from varetis AG for $24.8 million. The acquisition provides Volt Delta with the resources to focus on the evolving global market for directory information systems and services. Varetis Solutions adds technology in the area of wireless and wireline database management, directory assistance/inquiry automation, and wireless handset information delivery to Volt Delta's significant technology portfolio.

The Company has, and will continue to focus on aggressively increasing its market share while attempting to maintain margins in order to increase profits. All segments have emphasized cost containment measures, along with improved credit and collections procedures designed to improve the Company's cash flow.

The Company continues its effort to streamline its processes to manage the business and protect its assets through the continued deployment of its Six Sigma initiatives, upgrading its financial reporting systems, its compliance with the Sarbanes-Oxley Act, and the standardization and upgrading of IT redundancy and business continuity for corporate systems and communications networks. In the first six months of fiscal 2006, outside costs of compliance with this Act, including software licenses, equipment, temporary staff, consultants and professional fees amounted to $3.8 million as compared to $0.6 million in the comparable fiscal 2005 period.


RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In the first six months of fiscal 2006, consolidated net sales increased by $99.4 million, or 10%, to $1.1 billion, from the comparable period in fiscal 2005. The increase was attributable to the Staffing Services segment, $86.8 million, the Computer Systems segment, $9.3 million, and the Telecommunications Services segment, $4.3 million.

Net income for the first six months of fiscal 2006 was $8.7 million compared to net income of $3.7 million in the comparable 2005 period. The Company reported a pre-tax profit before minority interest for the six months of fiscal 2006 of $15.9 million, compared to $9.4 million in the prior year period.

The Company's operating segments reported an operating profit of $41.9 million in the first six months of fiscal 2006, an increase of $13.3 million, or 47%, from the comparable 2005 period. The increase was attributable to the Staffing Services segment, $9.6 million, the Telecommunications Services segment, $3.0 million, and the Telephone Directory segment, $1.7 million, partially offset by a decrease in the Computer Systems segment of $0.9 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 30, 2006 COMPARED
TO THE SIX MONTHS ENDED MAY 1, 2005--Continued

RESULTS OF OPERATIONS - SUMMARY--Continued
------------------------------------------

General corporate expenses increased by $5.3 million, or 31%, due to costs incurred related to compliance with the Sarbanes-Oxley Act, and to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communication networks, a one-time accrual of $1.2 million related to death benefits for two senior corporate officers, as well as salary and professional fee increases.


RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------

                                                       Six Months Ended
                                             -----------------------------------
                                              April 30, 2006        May 1, 2005
                                             ----------------   ----------------
                                                        % of               % of       Favorable     Favorable
                                                         Net                 Net    (Unfavorable) (Unfavorable)
                                             Dollars   Sales    Dollars    Sales      $ Change       % Change
                                             ------------------------------------------------------------------
Staffing Services
(Dollars in Millions)
---------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)                        $930.2            $856.9                $  73.3           8.6%
---------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)                 $524.9            $609.8                 ($84.9)        (13.9%)
---------------------------------------------------------------------------------------------------------------
Sales (Net) *                                 $959.9            $873.2                $  86.7           9.9%
---------------------------------------------------------------------------------------------------------------
Gross Profit                                  $144.9    15.1%   $131.3    15.0%       $  13.6          10.3%
---------------------------------------------------------------------------------------------------------------
Overhead                                      $125.6    13.1%   $121.6    13.9%         ($4.0)         (3.2%)
---------------------------------------------------------------------------------------------------------------
Operating Profit                              $ 19.3     2.0%   $  9.7     1.1%       $   9.6          99.0%
---------------------------------------------------------------------------------------------------------------

*Sales (Net) only includes the gross margin on managed service sales.

The net sales increase of the Staffing Services segment in the first six months of fiscal 2006 from the comparable fiscal 2005 period was due to increased staffing business in both the Technical Placement and the Administrative and Industrial divisions, including higher-margin permanent placement fees. The increase in operating profit was due to the increase in sales, reduced workers' compensation costs, and the decrease in overhead costs as a percentage of sales.

                                                       Six Months Ended
                                             -----------------------------------
                                              April 30, 2006        May 1, 2005
                                             ----------------   ----------------
                                                        % of                % of      Favorable     Favorable
                                                         Net                 Net    (Unfavorable) (Unfavorable)
                                             Dollars   Sales    Dollars    Sales      $ Change       % Change
                                             ------------------------------------------------------------------
Technical Placement
Division
--------
(Dollars in Millions)
---------------------------------------------------------------------------------------------------------------
Sales (Gross)                                 $1,099.1          $1,123.3              ($24.2)          (2.1%)
---------------------------------------------------------------------------------------------------------------
Sales (Net)                                   $  617.1          $  541.2              $ 75.9           14.0%
---------------------------------------------------------------------------------------------------------------
Gross Profit                                  $   97.0  15.7%   $   89.7    16.6%       $7.3            8.1%
---------------------------------------------------------------------------------------------------------------
Overhead                                      $   78.3  12.7%   $   75.1    13.9%      ($3.2)          (4.3%)
---------------------------------------------------------------------------------------------------------------
Operating Profit                              $   18.7   3.0%   $   14.6     2.7%       $4.1           27.7%
---------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 30, 2006 COMPARED
TO THE SIX MONTHS ENDED MAY 1, 2005--Continued

STAFFING SERVICES--Continued
----------------------------

The Technical Placement division's increase in net sales in the first six months of fiscal 2006 from the comparable fiscal 2005 period was due to an $80.4 million, or 17%, increase in traditional alternative staffing and net managed service associate vendor sales, partially offset by a $4.5 million, or 8%, decrease in higher margin VMC Consulting project management and consulting sales. The sales increase resulted from both new accounts and increased business from existing accounts. The increase in the operating profit was the result of the increase in sales and the reduction in overhead as a percentage of net sales, partially offset by the decrease in gross margin percentage.

                                                       Six Months Ended
                                             -----------------------------------
                                              April 30, 2006        May 1, 2005
                                             ----------------   ----------------
                                                        % of                % of      Favorable     Favorable
                                                         Net                 Net    (Unfavorable) (Unfavorable)
                                             Dollars   Sales    Dollars    Sales      $ Change       % Change
                                             ------------------------------------------------------------------
Administrative &
Industrial Division
-------------------
(Dollars in Millions)
---------------------------------------------------------------------------------------------------------------
Sales (Gross)                                $356.0             $343.4                   $ 12.6          3.6%
---------------------------------------------------------------------------------------------------------------
Sales (Net)                                  $342.8             $332.0                   $ 10.8          3.3%
---------------------------------------------------------------------------------------------------------------
Gross Profit                                 $ 47.9     14.0%   $ 41.6      12.5%        $  6.3         15.0%
---------------------------------------------------------------------------------------------------------------
Overhead                                     $ 47.3     13.8%   $ 46.5      14.0%       ($  0.8)        (1.5%)
---------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                      $  0.6      0.2%   ($ 4.9)     (1.5%)       $  5.5        113.3%
---------------------------------------------------------------------------------------------------------------

The Administrative and Industrial division's increase in net sales in the first six months of fiscal 2006 resulted from revenue from both new accounts and increased business from existing accounts. The improvement in operating results was due to the sales increase, the increase in gross margin percentage, and the decrease in overhead as a percentage of sales. The increase in gross margin percentage was due to lower workers' compensation costs resulting from improvements in claims experience, together with an increase in higher margin permanent placement sales, and decreases in payroll taxes and benefit costs.

Although the markets for the segment's services include a broad range of industries throughout the United States and Europe, general economic difficulties in specific geographic areas or industrial sectors have in the past and could, in the future, affect the profitability of the segment. In addition, the segment's business is obtained through submission of competitive proposals for production and other contracts. These short and long-term contracts are re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 30, 2006 COMPARED
TO THE SIX MONTHS ENDED MAY 1, 2005--Continued

TELEPHONE DIRECTORY
-------------------

                                                       Six Months Ended
                                             -----------------------------------
                                              April 30, 2006        May 1, 2005
                                             ----------------   ----------------
                                                        % of                % of      Favorable     Favorable
                                                         Net                 Net    (Unfavorable) (Unfavorable)
                                             Dollars   Sales    Dollars    Sales      $ Change       % Change
                                             ------------------------------------------------------------------
Telephone Directory
-------------------
(Dollars in Millions)
---------------------------------------------------------------------------------------------------------------
Sales (Net)                                   $33.0             $33.1                  ($0.1)         (0.2%)
---------------------------------------------------------------------------------------------------------------
Gross Profit                                  $17.6     53.3%   $17.5       52.9%       $0.1           0.7%
---------------------------------------------------------------------------------------------------------------
Overhead                                      $11.3     34.3%   $12.9       39.0%       $1.6          12.1%
---------------------------------------------------------------------------------------------------------------
Operating Profit                              $ 6.3     19.0%   $ 4.6       13.9%       $1.7          36.3%
---------------------------------------------------------------------------------------------------------------


The components of the Telephone Directory segment's slight sales decrease for the first six months of fiscal 2006 from the comparable 2005 period were decreases of $0.9 million, or 18%, in printing and telephone directory publishing sales in Uruguay and $0.2 million, or 3%, in telephone production operation and other sales, partially offset by increases of $1.0 million, or 5%, in printing sales in DataNational community telephone directory sales. The sales variance in Uruguay and Datanational was due to the timing of the delivery of their directories. The segment's increased operating profit was predominantly the result of the reduction in overhead, along with the slight increase in gross margins. The overhead reduction was primarily due to the sale of the ViewTech division in the third quarter of fiscal 2005.

Other than the DataNational division, which accounted for 63% of the segment's fiscal 2006 first six months' sales, the segment's business is obtained through submission of competitive proposals for production and other contracts. These short and long-term contracts are re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, this segment's sales and profitability are highly dependent on advertising revenue for DataNational's directories, which could be affected by general economic conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 30, 2006 COMPARED
TO THE SIX MONTHS ENDED MAY 1, 2005--Continued

TELECOMMUNICATIONS SERVICES
---------------------------

                                                       Six Months Ended
                                             -----------------------------------
                                              April 30, 2006        May 1, 2005
                                             ----------------   ----------------
                                                        % of                % of      Favorable     Favorable
                                                         Net                 Net    (Unfavorable) (Unfavorable)
                                             Dollars   Sales    Dollars    Sales      $ Change       % Change
                                             ------------------------------------------------------------------
Telecommunications
Services
--------
(Dollars in Millions)
---------------------------------------------------------------------------------------------------------------
Sales (Net)                                   $67.4               $63.1                 $4.3            6.8%
---------------------------------------------------------------------------------------------------------------
Gross Profit                                  $14.6     21.7%     $12.4     19.7%       $2.2           17.9%
---------------------------------------------------------------------------------------------------------------
Overhead                                      $13.9     20.6%     $14.6     23.2%       $0.7            5.1%
---------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                       $ 0.7      1.1%     ($2.2)    (3.5%)      $2.9          132.6%
---------------------------------------------------------------------------------------------------------------


The Telecommunications Services segment's sales increase in the first six months of fiscal 2006 over the comparable 2005 period was due to increases of $3.2 million, or 8%, in the Construction and Engineering division, and $1.1 million, or 4%, in the Network Enterprise Solutions division. The sales increase was primarily due to the customer acceptance and the recognition of construction work in the first quarter accounted for using the completed-contract method. The improvement in operating results was due to the sales increase, the increase in gross margins due to the mix of jobs completed, and the decrease in overhead as a percentage of sales. The reduction in overhead is a result of the restructuring within the division initiated in the fourth quarter of fiscal 2005. The restructuring resulted in the segment reducing its overhead headcount and the closing and consolidation of several leased locations. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the consolidation within the segment's telecommunications industry fixed-line customer base and an increasing shift by consumers to wireless and other alternatives. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment.

A substantial portion of the business in this segment is obtained through the submission of competitive proposals for contracts, which typically are completed within one to three years. Many of this segment's master contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract, and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company believes it can secure renewals and/or extensions of these contracts, some of which are material to this segment, and obtain new business, there can be no assurances that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 30, 2006 COMPARED
TO THE SIX MONTHS ENDED MAY 1, 2005--Continued

COMPUTER SYSTEMS
----------------

                                                       Six Months Ended
                                             -----------------------------------
                                              April 30, 2006        May 1, 2005
                                             ----------------   ----------------
                                                        % of                % of      Favorable     Favorable
                                                         Net                 Net    (Unfavorable) (Unfavorable)
                                             Dollars   Sales    Dollars    Sales      $ Change       % Change
                                             ------------------------------------------------------------------
Computer Systems
----------------
(Dollars in Millions)
---------------------------------------------------------------------------------------------------------------
Sales (Net)                                  $93.4               $84.1                  $9.3            11.1%
---------------------------------------------------------------------------------------------------------------
Gross Profit                                 $48.5     51.9%     $44.8      53.3%       $3.7             8.1%
---------------------------------------------------------------------------------------------------------------
Overhead                                     $32.9     35.2%     $28.3      33.6%      ($4.6)          (16.2%)
---------------------------------------------------------------------------------------------------------------
Operating Profit                             $15.6     16.7%     $16.5      19.7%      ($0.9)           (5.7%)
---------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in the first six months of fiscal 2006 over the comparable 2005 period was primarily due to increases in the Maintech division's IT maintenance sales of $6.9 million, or 33%, $5.6 million of new business as a result of its acquisition of Varetis Solutions in December 2005 and increased product and other revenue recognized of $1.8 million, or 22%, partially offset by a decrease in the segment's database access transaction fee revenue, including ASP directory assistance, which reflected a $4.9 million, or 9% due to reduced volume and pricing. The decrease in operating profit from the comparable 2005 period was the result of the decreased gross margins and an increase in overhead costs necessary to support its increase in sales.

During the first quarter of fiscal 2006, Volt Delta, the principal business unit of the Computer Systems segment, purchased from Nortel Networks its 24% minority interest in Volt Delta for $62.0 million. Nortel Networks had originally purchased its 24% interest in August 2004, and under the terms of the original purchase agreement, each party had a one year option to cause Nortel Networks to sell and Volt Delta to buy the minority interest for an amount ranging from $25 million to $70 million, starting in August 2006. During the first quarter, Volt Delta also purchased Varetis Solutions GmbH from varetis AG for $24.8 million. The acquisition provides Volt Delta with the resources to focus on the evolving global market for directory information systems and services. Varetis Solutions adds technology in the area of wireless and wireline database management, directory assistance/inquiry automation, and wireless handset information delivery to Volt Delta's significant technology portfolio.

This segment's results are highly dependent on the volume of calls to the segment's customers that are processed by the segment under existing contracts with telephone companies, the segment's ability to continue to secure comprehensive telephone listings from others, its ability to obtain additional customers for these services, its continued ability to sell products and services to new and existing customers and consumer demands for its customers' services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 30, 2006 COMPARED
TO THE SIX MONTHS ENDED MAY 1, 2005--Continued

RESULTS OF OPERATIONS--OTHER
----------------------------


                                                       Six Months Ended
                                             -----------------------------------
                                              April 30, 2006        May 1, 2005
                                             ----------------   ----------------
                                                        % of                % of      Favorable     Favorable
                                                         Net                 Net    (Unfavorable) (Unfavorable)
                                             Dollars   Sales    Dollars    Sales      $ Change       % Change
                                             ------------------------------------------------------------------
Other
-----
(Dollars in Millions)
---------------------------------------------------------------------------------------------------------------
Selling & Administrative                     $47.2      4.1%      $43.0     4.1%        ($4.2)          (9.6%)
---------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                  $16.9      1.5%      $15.0     1.4%        ($1.9)         (12.8%)
---------------------------------------------------------------------------------------------------------------
Interest Income                               $1.7      0.1%      $ 1.1     0.1%         $0.6           47.9%
---------------------------------------------------------------------------------------------------------------
Other Expense                                ($3.9)     0.3%      ($1.9)    0.2%        ($2.0)        (108.9%)
---------------------------------------------------------------------------------------------------------------
Foreign Exchange Loss                        ($0.4)       -       ($0.3)       -         ($0.1)        (36.9%)
---------------------------------------------------------------------------------------------------------------
Interest Expense                             ($0.9)     0.1%      ($1.0)    0.1%          $0.1          (5.3%)
---------------------------------------------------------------------------------------------------------------

Other items, discussed on a consolidated basis, affecting the results of operations for the fiscal periods were:

The increase in selling and administrative expenses in the first six months of fiscal 2006 from the comparable 2005 quarter was a result of increased salaries, professional fees and costs related to compliance with the Sarbanes-Oxley Act, a one-time accrual of $1.2 million for death benefits related to two senior corporate executives, and increased costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks.

The increase in depreciation and amortization for the first six months of fiscal 2006 from the comparable 2005 quarter was attributable to increases in fixed assets, primarily in the Computer Systems and Staffing Services segments, as well as increase amortization of intangibles in the Computer Systems segment due to fiscal 2006 acquisitions.

Interest income increased due to higher interest rates together with additional funds available for investment.

The increase in other expense was primarily due to an increase in the amount of accounts receivable sold under the Company's Securitization Program and an increased average cost of funds rate.

The Company's effective tax rate on its financial reporting pre-tax income from continuing operations was 41.1% in the first six months of 2006 compared to 39.2% in 2005. The effective rate was higher in 2006 due to higher foreign losses for which no tax benefit was provided.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 30, 2006 COMPARED
TO THE THREE MONTHS ENDED MAY 1, 2005--Continued

RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In the second quarter of fiscal 2006, consolidated net sales increased by $47.8 million, or 9%, to $593.8 million, from the comparable period in fiscal 2005. The increase was primarily attributable to the Staffing Services segment, $49.4 million and the Computer Systems segment, $9.2 million, partially offset by the Telecommunications Services segment, $10.6 million.

Net income for the second quarter of fiscal 2006 was $9.1 million compared to $4.5 million in the comparable 2005 second quarter. The Company reported a pre-tax income from continuing operations before minority interest for the second quarter of fiscal 2006 of $15.4 million, compared to $9.2 million in the prior year's second quarter.

The Company's operating segments reported an operating profit of $28.3 million in the second fiscal 2006 quarter, an increase of $9.3 million, or 49%, from the comparable 2005 quarter. The increase was attributable to the Staffing Services segment, $7.2 million, the Telephone Directory segment, $1.5 million and the Computer Systems segment, $0.8 million, partially offset by a decrease in the Telecommunications Services segment, $0.2 million.

General corporate expenses increased by $1.7 million, or 19%, due to a one-time accrual of $1.2 million for death benefits for two senior executives, along with costs related to compliance with the Sarbanes-Oxley Act and to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communication networks, as well as salary and professional fee increases.

RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------

                                                       Three Months Ended
                                             -----------------------------------
                                              April 30, 2006        May 1, 2005
                                             ----------------   ----------------
                                                        % of                % of      Favorable     Favorable
                                                         Net                 Net    (Unfavorable) (Unfavorable)
                                             Dollars   Sales    Dollars    Sales      $ Change       % Change
                                             ------------------------------------------------------------------
Staffing Services
-----------------
(Dollars in Millions)
---------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)                        $484.6              $442.8                $41.8          9.4%
---------------------------------------------------------------------------------------------------------------
Managed Service Sales                         $273.8              $312.3               ($38.5)       (12.3%)
---------------------------------------------------------------------------------------------------------------
Sales (Net) *                                 $502.3              $452.9                $49.4         10.9%
---------------------------------------------------------------------------------------------------------------
Gross Profit                                  $ 78.6   15.7%      $ 69.7    15.4%       $ 8.9         12.9%
---------------------------------------------------------------------------------------------------------------
Overhead                                      $ 64.1   12.8%      $ 62.4    13.8%       ($1.7)        (2.8%)
---------------------------------------------------------------------------------------------------------------
Operating Profit                              $ 14.5    2.9%      $  7.3     1.6%       $ 7.2          99.6%
---------------------------------------------------------------------------------------------------------------

*Sales (Net) only includes the gross margin on managed service sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 30, 2006 COMPARED
TO THE THREE MONTHS ENDED MAY 1, 2005--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
---------------------------------------------

STAFFING SERVICES--Continued
----------------------------

The net sales increase of the Staffing Services segment in the fiscal 2006 second quarter from the comparable fiscal 2005 quarter was due to increased staffing business in both the Technical Placement and the Administrative and Industrial divisions, including permanent placement fees. The increase in operating profit in the segment resulted from the increase in sales, decreased workers' compensation costs and the decrease in overhead costs as a percentage of sales.

                                                       Three Months Ended
                                             -----------------------------------
                                              April 30, 2006        May 1, 2005
                                             ----------------   ----------------
                                                        % of                % of      Favorable     Favorable
                                                         Net                 Net    (Unfavorable) (Unfavorable)
                                             Dollars   Sales    Dollars    Sales      $ Change       % Change
                                             ------------------------------------------------------------------
Technical Placement
Division
--------
(Dollars in Millions)
---------------------------------------------------------------------------------------------------------------
Sales (Gross)                                $576.6              $580.0                 ($3.4)          (0.6%)
---------------------------------------------------------------------------------------------------------------
Sales (Net)                                  $327.7              $283.3                 $44.4           15.7%
---------------------------------------------------------------------------------------------------------------
Gross Profit                                 $ 53.3     16.3%     $48.2     17.0%        $5.1           10.7%
---------------------------------------------------------------------------------------------------------------
Overhead                                     $ 39.9     12.2%     $39.0     13.8%       ($0.9)          (2.5%)
---------------------------------------------------------------------------------------------------------------
Operating Profit                             $ 13.4      4.1%     $ 9.2      3.2%        $4.2           45.6%
---------------------------------------------------------------------------------------------------------------


The Technical Placement division's increase in net sales in the second quarter of fiscal 2006 from the comparable fiscal 2005 quarter was due to a $47.7 million, or 19% sales increase in traditional alternative staffing and net managed service associate vendor sales, partially offset by a $3.3 million, or 10%, decrease in higher margin VMC Consulting project management and consulting sales. The sales increase resulted from both new accounts and increased business from existing accounts. The increase in the operating profit was the result of the increase in sales and the reduction in overhead as a percentage of net sales, partially offset by the decrease in gross margin percentage.

                                                       Three Months Ended
                                             -----------------------------------
                                              April 30, 2006        May 1, 2005
                                             ----------------   ----------------
                                                        % of                % of      Favorable     Favorable
                                                         Net                 Net    (Unfavorable) (Unfavorable)
                                             Dollars   Sales    Dollars    Sales      $ Change       % Change
                                             ------------------------------------------------------------------
Administrative &
Industrial Division
-------------------
(Dollars in Millions)
---------------------------------------------------------------------------------------------------------------
Sales (Gross)                                $181.8               $175.1                $6.7            3.8%
---------------------------------------------------------------------------------------------------------------
Sales (Net)                                  $174.6               $169.6                $5.0            2.9%
---------------------------------------------------------------------------------------------------------------
Gross Profit                                 $ 25.3     14.5%      $21.5     12.7%      $3.8           17.8%
---------------------------------------------------------------------------------------------------------------
Overhead                                     $ 24.2     13.9%      $23.4     13.8%     ($0.8)          (3.3%)
---------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                      $ 1.1       0.6%      ($1.9)    (1.1%)     $3.0         (158.6%)
---------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 30, 2006 COMPARED
TO THE THREE MONTHS ENDED MAY 1, 2005--Continued

STAFFING SERVICES--Continued
----------------------------

The Administrative and Industrial division's increase in net sales in the second quarter of fiscal 2006 compared to the fiscal 2005 second quarter resulted from both new accounts and increased business from existing accounts. The improvement in operating results was due to the sales increase and the increase in gross margin percentage, partially offset by the slight increase in overhead as a percentage of sales. The increase in gross margin percentage was due to lower workers' compensation costs resulting from improvements in claims experience together with increased higher margin permanent placement sales and decreases in payroll taxes and benefit costs.

TELEPHONE DIRECTORY
-------------------

                                                      Three Months Ended
                                             -----------------------------------
                                              April 30, 2006        May 1, 2005
                                             ----------------   ----------------
                                                        % of                % of      Favorable     Favorable
                                                         Net                 Net    (Unfavorable) (Unfavorable)
                                             Dollars   Sales    Dollars    Sales      $ Change       % Change
                                             ------------------------------------------------------------------
Telephone Directory
-------------------
(Dollars in Millions)
---------------------------------------------------------------------------------------------------------------
Sales (Net)                                   $17.2                $17.4                ($0.2)         (0.8%)
---------------------------------------------------------------------------------------------------------------
Gross Profit                                  $ 9.8     57.1%      $ 9.2     52.8%       $0.6           7.1%
---------------------------------------------------------------------------------------------------------------
Overhead                                      $ 5.8     33.8%      $ 6.7     38.4%       $0.9          12.9%
---------------------------------------------------------------------------------------------------------------
Operating Profit                              $ 4.0     23.3%      $ 2.5     14.4%       $1.5          60.6%
---------------------------------------------------------------------------------------------------------------

The components of the Telephone Directory segment's slight sales decrease in the second quarter of fiscal 2006 from the comparable 2005 period were decreases of $2.3 million, or 81%, in printing and telephone directory publishing sales in Uruguay and $0.1 million, or 3%, in telephone production operation and other sales, partially offset by increases of $2.3 million, or 22%, in DataNational community telephone directory publishing sales. The variances in Uruguay and DataNational were due to the timing of the delivery of their directories. The segment's increased operating profit was predominantly the result of the reduction in overhead, along with the increase in gross margins on the published directories. The overhead reduction was predominantly due to the sale of the ViewTech division in the third quarter of fiscal 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 30, 2006 COMPARED
TO THE THREE MONTHS ENDED MAY 1, 2005--Continued

TELECOMMUNICATIONS SERVICES
---------------------------


                                                       Three Months Ended
                                             -----------------------------------
                                              April 30, 2006        May 1, 2005
                                             ----------------   ----------------
                                                        % of                % of      Favorable     Favorable
                                                         Net                 Net    (Unfavorable) (Unfavorable)
                                             Dollars   Sales    Dollars    Sales      $ Change       % Change
                                             ------------------------------------------------------------------
Telecommunications
------------------
(Dollars in Millions)
---------------------------------------------------------------------------------------------------------------
Sales (Net)                                  $27.3               $37.9                  ($10.6)        (28.1%)
---------------------------------------------------------------------------------------------------------------
Gross Profit                                 $ 4.8    17.6%      $ 7.9       20.9%       ($3.1)        (39.5%)
---------------------------------------------------------------------------------------------------------------
Overhead                                     $ 4.8    17.9%      $ 7.7       20.4%        $2.9          37.1%
---------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                          -       -       $ 0.2        0.5%       ($0.2)            -
---------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales decrease in the second quarter of fiscal 2006 from the comparable 2005 quarter was due to a $11.5 million, or 44%, decrease in the Construction and Engineering division, partially offset by an increase of $0.8 million, or 7%, in the Network Enterprise Solutions division. The sales decrease in the Construction and Engineering division is due to the customer acceptance and the recognition in the 2005 second quarter of two large construction jobs accounted for using the completed-contract method. The decrease in operating profit for the quarter from the comparable quarter in fiscal 2005 was the result of the decrease in sales and the reduction in gross margin percentage due to the mix of jobs completed, partially offset by the decrease in overhead as a percentage of sales. The reduction in overhead is a result of the restructuring within the division initiated in the fourth quarter of fiscal 2005. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the consolidation within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment.


COMPUTER SYSTEMS
----------------

                                                       Three Months Ended
                                             -----------------------------------
                                              April 30, 2006        May 1, 2005
                                             ----------------   ----------------
                                                        % of                % of      Favorable     Favorable
                                                         Net                 Net    (Unfavorable) (Unfavorable)
                                             Dollars   Sales    Dollars    Sales      $ Change       % Change
                                             ------------------------------------------------------------------
Computer Systems
----------------
(Dollars in Millions)
---------------------------------------------------------------------------------------------------------------
Sales (Net)                                   $52.1               $42.9                  $9.2          21.5%
---------------------------------------------------------------------------------------------------------------
Gross Profit                                  $26.6     51.0%     $23.0      53.5%       $3.6          15.8%
---------------------------------------------------------------------------------------------------------------
Overhead                                      $16.7     32.1%     $14.0      32.5%      ($2.7)        (20.1%)
---------------------------------------------------------------------------------------------------------------
Operating Profit                              $ 9.8     18.9%     $ 9.0      21.0%       $0.8           9.1%
---------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in the second quarter of fiscal 2006 over the comparable 2005 quarter was primarily due to increases in the Maintech division's IT maintenance sales of $4.4 million, or 42%, $4.9 million of new business as a result of its acqusition of Varetis Solutions in December 2005 and increased product and other revenue recognized of $1.7 million, or 38%, partially offset by a decrease in the segment's database access transaction fee revenue, including ASP directory assistance, which reflected a $1.8 million, or 6%, sales decrease due to reduced volume and pricing. The increase in operating

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 30, 2006 COMPARED
TO THE THREE MONTHS ENDED MAY 1, 2005--Continued

COMPUTER SYSTEMS--Continued
---------------------------

profit from the comparable 2005 period was the result of the increase in sales and the decrease in overhead as a percentage of sales, partially offset by the reduction in gross margin. Total overhead increased due to the addition of Varetis Solutions and increased overhead within Maintech to support its expansion.

RESULTS OF OPERATIONS--OTHER
----------------------------


                                                       Three Months Ended
                                             -----------------------------------
                                              April 30, 2006        May 1, 2005
                                             ----------------   ----------------
                                                        % of                % of      Favorable     Favorable
                                                         Net                 Net    (Unfavorable) (Unfavorable)
                                             Dollars   Sales    Dollars    Sales      $ Change       % Change
                                             ------------------------------------------------------------------
Other
-----
(Dollars in Millions)
---------------------------------------------------------------------------------------------------------------
     Selling & Administrative                 $22.7       3.8%     $22.2      4.1%       ($0.5)         (2.3%)
---------------------------------------------------------------------------------------------------------------
     Depreciation & Amortization              $ 9.1       1.5%     $ 7.5      1.4%       ($1.6)        (20.7%)
---------------------------------------------------------------------------------------------------------------
     Interest Income                          $ 0.6       0.1%     $ 0.5      0.1%        $0.1           10.5%
---------------------------------------------------------------------------------------------------------------
     Other Expense                            ($2.3)     (0.4%)    ($0.8)    (0.2%)      ($1.5)         169.0%
---------------------------------------------------------------------------------------------------------------
     Foreign Exchange Loss                    ($0.1)        -      ($0.1)       -            -               -
---------------------------------------------------------------------------------------------------------------
     Interest Expense                         ($0.4)     (0.1%)    ($0.4)    (0.1%)          -               -
---------------------------------------------------------------------------------------------------------------


Other items, discussed on a consolidated basis, affecting the results of operations for the fiscal periods were:

The increase in selling and administrative expenses in the second quarter of fiscal 2006 from the comparable 2005 quarter was a result of a one-time accrual of $1.2 million for death benefits related to two senior corporate executives, increased salaries, professional fees and costs related to compliance with the Sarbanes-Oxley Act, and increased corporate general and administrative expenses related to costs to meet the disaster recovery requirements of redundancy and business continuity for corporate systems and communications networks.


The increase in depreciation and amortization for the second quarter of fiscal 2006 from the comparable 2005 quarter was attributable to increases in fixed assets, primarily in the Computer Systems and Staffing Services segments, as well as increase amortization of intangibles in the Computer Systems segment due to fiscal 2006 acquisitions.

Interest income increased due to higher interest rates together with additional funds available for investment.

The increase in other expense was primarily due to an increase in the amount of accounts receivable sold under the Company's Securitization Program and an increased average cost of funds rate.

The Company's effective tax rate on its financial reporting pre-tax income from continuing operations was 40.9% in the second quarter of 2006 compared to 38.9% in 2005. The effective rate was higher in 2006 due to foreign losses for which no tax benefit was provided.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents, decreased by $17.2 million to $44.8 million in the six months ended April 30, 2006.

Operating activities provided $72.4 million of cash in the first six months of fiscal 2006. In the comparable fiscal 2005 period, operating activities used $32.0 million in cash.

Operating activities in the first six months of fiscal 2006, exclusive of changes in operating assets and liabilities, produced $30.2 million of cash, as the Company's net income of $8.7 million included non-cash charges primarily for depreciation and amortization of $16.9 million, accounts receivable provisions of $2.1 million, minority interest of $1.0 million, and a deferred tax provision of $1.5 million. In the first six months of fiscal 2005, operating activities, exclusive of changes in operating assets and liabilities, produced $22.8 million of cash, as the Company's net income of $3.7 million included non-cash charges primarily for depreciation of $15.0 million, and accounts receivable provisions of $1.9 million, and minority interest of $3.3 million, partially offset by a deferred tax benefit of $1.2 million.

Changes in operating assets and liabilities provided $42.2 million of cash, net, in the first six months of fiscal 2006 principally due to proceeds from the Securitization Program of $40.0 million, a decrease in the level of accounts receivable of $11.2 million and an increase in deferred income and other liabilities of $5.0 million, partially offset by an increase in prepaid and other assets of $4.1 million, an increase in inventory of $3.6 million, a decrease in income taxes payable of $4.2 million and a decrease in the level of accounts payable and accrued expenses of $2.4 million. In the first six months of fiscal 2005 changes in operating assets and liabilities provided $9.2 million of cash, net, principally due to proceeds from the Securitization Program of $10.0 million, a decrease of accounts receivable of $5.9 million and an increase in the level of accounts payable and accrued expenses of $4.4 million, partially offset by a decrease in income tax payable of $7.0 million and an increase in prepaid and other assets of $4.1 million.

The $96.1 million of cash applied to investing activities for the first six months of fiscal 2006 resulted from the expenditures of $83.5 million for acquisitions and $12.7 million for net additions to property, plant and equipment. The $10.5 million of cash applied to investing activities for the first six months of fiscal 2005 resulted from the net additions to property, plant and equipment totaling of $10.9 million, offset by the net reduction in investments of $0.4 million.

The principal factors in the $6.7 million of cash provided by financing activities in the first six months of fiscal 2006 was an increase in the level of bank loans of $4.9 million and funds received from employees' exercises of stock options of $3.9 million, partially offset by the repayment of long-term debt of $2.2 million. The principal factors in the $3.4 million of cash applied to financing activities in the first six months of fiscal 2005 was a decrease in the level of bank loans of $4.1 million, partially offset by the funds received from employees' exercises of stock options of $0.9 million.

Commitments
-----------

There has been no material change through April 30, 2006 in the Company's contractual cash obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Off-Balance Sheet Financing
---------------------------

The Company has no off-balance sheet financing arrangements, as that term has meaning in Item 303(a) (4) of Regulation S-K.

Securitization Program
----------------------

The Company has an accounts receivable securitization program ("Securitization Program"), which was amended effective January 31, 2006 to increase the level from $150.0 million to $200.0 million and extend the maturity date to April 2008. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At April 30, 2006, TRFCO had purchased from Volt Funding a participation interest of $140.0 million out of a pool of approximately $281.6 million of receivables.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Securitization Program--Continued
----------------------

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization. At April 30, 2006, the Company was in compliance with all requirements of its Securitization Program.

In May 2006, the Company decreased the amount of participation interest sold to $130.0 million from $140.0 million.

Credit Lines
------------

In the first quarter of fiscal 2006, the Company's $40.0 million secured, syndicated revolving credit agreement ("Credit Agreement") was amended to (i) permit the consummation of the acquisition by the Company of Varetis Solutions and the twenty-four percent interest in Volt Delta owned by Nortel Networks,
(ii) modify certain of the financial covenants contained in the Credit Agreement and (iii) increase the amount of financing permitted under the securitization program. The Credit Agreement expires in April 2008.

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

Borrowings  under the Credit  Facility  are to bear  interest  at  various  rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the rating of the facility as provided, by a nationally recognized rating agency. As amended, in lieu of the previous borrowing base formulation, the Credit Agreement now requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at April 30, 2006, if a three-month U.S. Dollar LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 5.8% per annum, including a facility fee of 0.3% per annum.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At April 30, 2006, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At April 30, 2006, four of those guarantors have pledged approximately $56.6 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

At April 30, 2006, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit up to an aggregate of $51.4 million, including $40.0 million under the Credit Agreement, and the Company had total outstanding foreign currency bank borrowings of $11.5 million, $7.6 million of which were under the Credit Agreement. These bank borrowings provide a hedge against devaluation in foreign currency denominated assets.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Early adoption is permitted for instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company's consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Early adoption is permitted for instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company's consolidated financial position or results of operations.

The American Jobs Creation Act of 2004 (the "Act") provided for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. The Company does not believe the Act will have a material impact on the Company's consolidated financial position or results of operations.

Related Party Transactions
--------------------------

During the first six months of fiscal 2006, the Company paid or accrued $0.4 million to the law firm of which Lloyd Frank, a director, is of counsel, primarily for services rendered.

The Company rents approximately 2,600 square feet of office space to a corporation owned by Steven A. Shaw, President, Principal Executive Officer and a director, in the Company's El Segundo, California facility, which the Company does not require for its own use, on a month-to-month basis at a rental of $1,750 per month. Based on the nature of the premises and a recent market survey conducted for the Company, the Company believes the rent is the fair market rental for such space.

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

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would increase or decrease its annual net interest expense and securitization costs by $0.9 million, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $13.7 million at April 30, 2006. This fair value was calculated by applying the appropriate fiscal year-end interest rate supplied by the lender to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At April 30, 2006, the total market value of these investments was $4.4 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuates against the dollar, which may impact reported earnings. As of April 30, 2006, the total of the Company's net investment in foreign operations was $5.7 million which was reduced to $3.8 million on May 9, 2006, when the Company purchased a foreign currency option. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at April 30, 2006 by 10% would result in a pretax gain of $0.6 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at April 30, 2006 by 10% would result in a pretax loss of $0.6 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at April 30, 2006. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign exchange agreements, the table presents the currencies, notional amounts and weighted average exchange rates by contractual maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

Interest Rate Market Risk                                            Payments Due By Period as of April 30, 2006
-------------------------                               -------------------------------------------------------------------
                                                                       Less than       1-3          3-5         After 5
                                                          Total         1 year        Years        Years         Years
                                                        ----------    ----------     ---------  ----------    -------------
                                                                       (Dollars in thousands of US$)
Cash and Cash Equivalents and Restricted Cash
------------------------------------------------
Money Market and Cash Accounts                           $ 65,263       $ 65,263
Weighted Average Interest Rate                                4.6%           4.6%
                                                        ----------    ----------
Total Cash, Restricted Cash and Cash Equivalents         $ 65,263       $ 65,263
                                                        ==========    ==========

Securitization Program
----------------------
Accounts Receivable Securitization                       $140,000       $140,000
Finance Rate                                                  4.9%           4.9%
                                                        ----------    ----------
Securitization Program                                   $140,000       $140,000
                                                        ==========    ==========

Debt
----
Term Loan                                                $ 13,519       $    452     $   1,599  $   1,306     $     10,162
Interest Rate                                                 8.2%           8.2%          8.2%       8.2%             8.2%


Notes Payable to Banks                                   $ 11,547       $ 11,547
Weighted Average Interest Rate                                3.9%           3.9%            -           -               -
                                                        ----------    ----------     ---------  ----------    -------------

Total Debt                                               $ 25,066       $ 11,999     $   1,599  $    1,306    $      10,162
                                                        ==========    ==========     =========  ==========    =============

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company's management is responsible for maintaining adequate internal controls over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting.

The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of April 30, 2006 under the supervision and with the participation of the Company's management, including the Company's President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation and the events described below, management concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective as of April 30, 2006 to ensure that material information relating to the Company and its subsidiaries is made known to them on a timely basis.

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

Remediation Efforts Related to the Material Weakness in Internal Controls

The Company's management reviewed and evaluated the design of the control procedure relating to depreciation of assets and reconciliation of the deferred tax liability, and has taken the following actions to remediate the reported material weakness in internal controls over financial reporting by:

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

As of April 30, 2006, the Company's management believes that the material weakness reported above has been corrected and that the control procedures relating to the depreciation of assets and reconciliation of the deferred tax liability are operating effectively.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

Set forth below is a new risk factor not included in the risk factors contained in the registrant's Annual Report on Form 10-K for the fiscal year ended October 30,2005:

There has been an increase in litigation in the United States by temporary workers against users and providers of temporary services claiming that temporary workers are entitled to various rights given to traditional employees or for violations of applicable labor codes. The Company does not know the effect, if any, the resolution of these cases will have on the industry or upon the Staffing Solutions Group's business, but adverse decisions may adversely affect the business of the staffing services segment.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2006 Annual Meeting of shareholders held on April 6, 2006, shareholders:

     (a) elected the following to serve as Class I directors of the Company until the 2008 Annual Meeting of the shareholders by the following votes:
                                                   For          Vote Withheld
                                                   ---          -------------
              Steven A. Shaw                    14,399,242          393,110
              Lloyd Frank                       14,184,856          607,496
              Bruce Goodman                     14,251,011          541,341
              Mark N. Kaplan                    14,446,374          345,978

     (b) ratified the action of the Board of Directors in appointing Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending October 29, 2006 by the following vote:

              For                               Against         Abstain
              ---                               -------         -------
              14,730,799                        46,884          14,669

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


                                                VOLT INFORMATION SCIENCES, INC.
                                                        (Registrant)

Date: June 8, 2006
                                                By:  /s/Jack Egan
                                                     ---------------------------
                                                     Jack Egan
                                                     Senior Vice President and
                                                     Principal Financial Officer

EXHIBIT INDEX
-------------


Exhibit     Description
-------     ------------

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