Form 10-K/A
period 2005-10-30
VOLT INFORMATION SCIENCES, INC.
filed 2006-06-22
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 30, 2005

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ____________________ to _________________

        Commission file number: 1-9232


                         VOLT INFORMATION SCIENCES, INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          New York                                               13-5658129
-------------------------------                            ---------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

560 Lexington Avenue, New York, New York                             10022
-----------------------------------------                       ----------------
(Address of Principal Executive Offices)                           (Zip Code)


Registrant's telephone number, including area code:             (212) 704-2400

Securities registered pursuant to Section 12(b) of the Act:


        Title of Each Class            Name of Each Exchange on Which Registered
        -------------------            -----------------------------------------

        Common Stock, $.10 par value          New York Stock Exchange, Inc.
        ----------------------------    ----------------------------------------


        Securities registered pursuant to Section 12(g) of the Act: None
                                                                   -----


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes___ No__X__


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes___ No__X__


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes__X__ No___


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No__X__


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


                                TABLE OF CONTENTS


                                                                                                    Page
                                                                                                    ----
PART I

      Item 1.           Business                                                                       2
      Item 1A.          Risk Factors                                                                  18
      Item 1B.          Unresolved Staff Comments                                                     23
      Item 2.           Properties                                                                    24
      Item 3.           Legal Proceedings                                                             25
      Item 4.           Submission of Matters to a Vote of Security Holders                           25


PART II

      Item 5.           Market for Registrant's Common Equity, Related Stockholder
                              Matters and Issuer Purchases of Equity Securities                       27
      Item 6.           Selected Financial Data                                                       28
      Item 7.           Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                           29
      Item 7A.          Quantitative and Qualitative Disclosures About
                              Market Risk                                                             53
      Item 8.           Financial Statements and Supplementary Data                                   57
      Item 9.           Changes in and Disagreements with Accountants
                              on Accounting and Financial Disclosure                                  92
      Item 9A.          Controls and Procedures                                                       92
      Item 9B.          Other Information                                                             95

  PART III

      Item 10.          Directors and Executive Officers of the Registrant                            95
      Item 11.          Executive Compensation                                                        95
      Item 12.          Security Ownership of Certain Beneficial
                              Owners and Management and Related Stockholder Matters                   95
      Item 13.          Certain Relationships and Related Transactions                                95
      Item 14.          Principal Accountant Fees and Services                                        95

  PART IV

      Item 15.          Exhibits and Financial Statement Schedules                                    96

Introduction and Purpose of Amendment

In the Form 10-Q for the six months ended April 30, 2006, the Company reported cash and cash equivalents and restricted cash as separate line items on its condensed consolidated balance sheets, and reported changes in restricted cash and changes in payables related to restricted cash on its condensed consolidated statements of cash flows. Conforming changes have also been made in the Management Discussion and Analysis section. The changes noted herein, which are intended to conform the Form 10-K for the fiscal year ended October 30, 2005 to this format, do not have an effect on the Company's results of operations or financial condition. In addition, Notes J and Q of the Notes to Consolidated Financial Statements have been revised to provide disclosures that explain the method and assumptions used by management to determine the valuation of business acquisitions. With the exception of the changes in the consolidated statements of cash flows and the separation of restricted cash (previously reported parenthetically) in the consolidated balance sheets, as described below, and the changes in Notes J and Q, there were no other changes to the financial statements.


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

                                                                             October          October         November
                                                                            30, 2005         31, 2004          2, 2003
                                                                            --------         --------         --------
NET SALES                                                                               (In thousands)
Staffing Services:
   Staffing                                                               $1,759,683       $1,580,225        $1,266,875
   Managed Services                                                        1,157,168        1,148,116         1,043,572
                                                                          ----------       ----------        ----------
   Total gross sales                                                       2,916,851        2,728,341         2,310,447
   Less Non-recourse Managed Services--Note 1                             (1,121,196)      (1,120,079)         (967,379)
   Intersegment sales                                                          6,155            3,839             2,367
                                                                          ----------       ----------        ----------
                                                                           1,801,810        1,612,101         1,345,435
                                                                          ----------       ----------        ----------
Telephone Directory:
   Sales to unaffiliated customers                                            82,298           72,194            69,750
   Intersegment sales                                                              -                1                43
                                                                          ----------       ----------        ----------
                                                                              82,298           72,195            69,793
                                                                          ----------       ----------        ----------
Telecommunications Services:
   Sales to unaffiliated customers                                           137,799          134,266           112,201
   Intersegment sales                                                          1,212            1,132               638
                                                                          ----------       ----------        ----------
                                                                             139,011          135,398           112,839
                                                                          ----------       ----------        ----------
Computer Systems:
   Sales to unaffiliated customers                                           161,867          110,055            84,472
   Intersegment sales                                                         11,252            9,962             9,167
                                                                          ----------       ----------        ----------
                                                                             173,119          120,017            93,639
                                                                          ----------       ----------        ----------

Elimination of intersegment sales                                            (18,619)         (14,934)          (12,215)
                                                                          ----------       ----------        ----------
TOTAL NET SALES                                                           $2,177,619       $1,924,777        $1,609,491
                                                                          ==========       ==========        ==========

SEGMENT PROFIT (LOSS)
Staffing Services                                                            $31,179          $36,718           $21,072
Telephone Directory                                                           14,895           10,115             6,748
Telecommunications Services                                                   (2,429)          (2,838)           (3,986)
Computer Systems                                                              35,801           30,846            14,679
                                                                          ----------       ----------        ----------
Total segment profit                                                          79,446           74,841            38,513

General corporate expenses                                                   (38,839)         (30,812)          (27,668)
                                                                          ----------       ----------        ----------

TOTAL OPERATING PROFIT                                                        40,607           44,029            10,845

Interest and other (expense) income                                           (2,234)          (3,471)           (1,953)
Gain on sale of real estate                                                        -            3,295                 -
Interest expense                                                              (1,825)          (1,817)           (2,070)
Foreign exchange (loss) gain                                                    (255)              97               299
                                                                          ----------       ----------        ----------
Income from continuing operations before
    income taxes and minority interest                                       $36,293          $42,133            $7,121
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


                                                                                October           October         November
                                                                               30, 2005          31, 2004          2, 2003
                                                                               --------          --------       ----------
                                                                                            (In thousands)

IDENTIFIABLE ASSETS
Staffing Services                                                              $446,990          $422,658         $350,796
Telephone Directory                                                              55,238            55,740           61,942
Telecommunications Services                                                      53,173            52,770           49,053
Computer Systems                                                                103,720           102,487           39,006
                                                                               --------          --------         --------
                                                                                659,121           633,655          500,797
Cash, investments and other corporate assets                                     29,591            56,381           39,686
                                                                               --------          --------         --------
Total assets                                                                   $688,712          $690,036         $540,483
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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                    EXECUTIVE OFFICERS AS OF JANUARY 16, 2006
                    -----------------------------------------

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

The following table sets forth certain information, as at October 30, 2005, with respect to the Company's equity compensation plans:



                                          Number of securities to be       Weighted-average        Number of securities
                                            issued upon exercise of       exercise price of       remaining available for
                                             outstanding options,        outstanding options,      future issuance under
           Plan Category                      warrants and rights        warrants and rights     equity compensation plans
           -------------                      -------------------        -------------------     -------------------------

Equity compensation plans approved
by security holders                                    440,898(a)              $20.94                         -  (a)

Equity compensation plans not                               -                       -                         -
approved by security holders
                                                       -------                 ------                     ------
  Total                                                440,898                 $20.94                         -
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


ITEM 6.  SELECTED FINANCIAL DATA


                                                                               Year Ended (Notes 1 and 2)
                                                                 -------------------------------------------------------
                                                                   October    October    November   November   November
                                                                   30, 2005   31, 2004    2, 2003    3, 2002    4, 2001
                                                                 -------------------------------------------------------

                                                                          (In thousands, except per share data)

Net Sales                                                        $2,177,619 $1,924,777 $1,609,491 $1,468,093 $1,901,491
                                                                 =======================================================

Income (loss) from continuing operations - before items shown
 below--Note 3                                                      $17,040    $24,196     $4,205    ($5,096)    $7,296
Discontinued operations--Note 4                                                  9,520                 4,310       (814)
Cumulative effect of a change in accounting - goodwill
 impairment--Note 3                                                                                  (31,927)
                                                                 -------------------------------------------------------
Net income (loss)                                                   $17,040    $33,716     $4,205   ($32,713)    $6,482
                                                                 =======================================================

Per Share Data
--------------
Basic:
 Income (loss) from continuing operations - before items shown
  below                                                               $1.11      $1.59      $0.28     ($0.33)     $0.48
 Discontinued operations                                                          0.62                  0.28      (0.06)
 Cumulative effect of a change in accounting                                                           (2.10)
                                                                 -------------------------------------------------------
 Net income (loss)                                                    $1.11      $2.21      $0.28     ($2.15)     $0.42
                                                                 =======================================================
 Weighted average number of shares                                   15,320     15,234     15,218     15,217     15,212
                                                                 =======================================================

Diluted:
 Income (loss) income from continuing operations - before items
  shown below                                                         $1.11      $1.58      $0.28     ($0.33)     $0.48
 Discontinued operations                                                          0.62                  0.28      (0.06)
 Cumulative effect of a change in accounting                                                           (2.10)
                                                                 -------------------------------------------------------
 Net income (loss)                                                    $1.11      $2.20      $0.28     ($2.15)     $0.42
                                                                 =======================================================
 Weighted average number of shares                                   15,417     15,354     15,225     15,217     15,244
                                                                 =======================================================

Total assets                                                       $688,712   $690,036   $540,483   $511,569   $639,258
                                                                 =======================================================

Long-term debt, net of current portion                              $13,297    $15,588    $14,098    $14,469    $15,993
                                                                 =======================================================

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


RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------


STAFFING SERVICES
                                                                     Year Ended
                                                      October 30, 2005          October 31, 2004

                                                          % of                       % of        Favorable          Favorable
Staffing Services                                          Net                        Net     (Unfavorable) $      (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars        Sales         Change           % Change
-----------------------------------------------------------------------------------------------------------------------------------
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2005 COMPARED TO FISCAL 2004--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
---------------------------------------------

STAFFING SERVICES--Continued
----------------------------

                                                                    Year Ended
                                                      October 30, 2005          October 31, 2004

Technical Placement                                       % of                       % of        Favorable          Favorable
Division                                                   Net                        Net     (Unfavorable)       (Unfavorable)
(Dollars in Millions)                      Dollars       Sales       Dollars        Sales       $ Change           % Change
-----------------------------------------------------------------------------------------------------------------------------------
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

                                                                    Year Ended
                                                      October 30, 2005          October 31, 2004

Administrative &                                          % of                       % of         Favorable           Favorable
Industrial Division                                        Net                         Net      (Unfavorable)       (Unfavorable)
 (Dollars in Millions)                      Dollars       Sales       Dollars         Sales       $ Change           % Change
------------------------------------------------------------------------------------------------------------------------------------
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


TELEPHONE DIRECTORY

                                                                    Year Ended
                                                      October 30, 2005          October 31, 2004

                                                           % of                       % of         Favorable           Favorable
Telephone Directory                                        Net                         Net      (Unfavorable)       (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars         Sales       $  Change           % Change
------------------------------------------------------------------------------------------------------------------------------------
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


TELECOMMUNICATIONS SERVICES
---------------------------

                                                                    Year Ended
                                                      October 30, 2005          October 31, 2004

                                                           % of                       % of         Favorable           Favorable
Telecommunications                                         Net                         Net      (Unfavorable)       (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars         Sales        $ Change           % Change
------------------------------------------------------------------------------------------------------------------------------------
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


COMPUTER SYSTEMS
----------------

                                                                      Year Ended
                                                      October 30, 2005          October 31, 2004

                                                           % of                       % of         Favorable           Favorable
Computer Systems                                           Net                         Net      (Unfavorable)       (Unfavorable)
 (Dollars in Millions)                      Dollars       Sales       Dollars         Sales        $ Change           % Change
------------------------------------------------------------------------------------------------------------------------------------
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


RESULTS OF OPERATIONS - OTHER


                                                                      Year Ended
                                                      October 30, 2005          October 31, 2004

                                                     % of                      % of        Favorable         Favorable
Other                                                Net                        Net      (Unfavorable)   (Unfavorable)
(Dollars in Millions)                   Dollars     Sales       Dollars         Sales      $ Change          % Change
-----------------------------------------------------------------------------------------------------------------------------
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

                                                October 31, 2004                November 2, 2003

                                                           % of                       % of        Favorable          Favorable
Staffing Services                                          Net                        Net     (Unfavorable)       (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars        Sales        $ Change           % Change
-----------------------------------------------------------------------------------------------------------------------------------
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

                                                                    Year Ended
                                                October 31, 2004                November 2, 2003

Technical Placement                                        % of                       % of        Favorable          Favorable
Division                                                   Net                        Net     (Unfavorable)       (Unfavorable)
 (Dollars in Millions)                      Dollars       Sales       Dollars        Sales       $ Change           % Change
-----------------------------------------------------------------------------------------------------------------------------------
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

                                                                    Year Ended
                                                October 31, 2004                November 2, 2003

Administrative &                                           % of                       % of         Favorable           Favorable
Industrial Division                                        Net                         Net      (Unfavorable)       (Unfavorable)
 (Dollars in Millions)                      Dollars       Sales       Dollars         Sales        $ Change           % Change
------------------------------------------------------------------------------------------------------------------------------------
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
---------------------------------------------

TELEPHONE DIRECTORY
-------------------

                                                                    Year Ended
                                                        October 31, 2004        November 2, 2003

                                                          % of                        % of         Favorable           Favorable
Telephone Directory                                       Net                          Net      (Unfavorable)       (Unfavorable)
 (Dollars in Millions)                     Dollars       Sales        Dollars         Sales         $ Change          % Change
------------------------------------------------------------------------------------------------------------------------------------
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

TELECOMMUNICATIONS SERVICES
---------------------------

                                                                    Year Ended
                                                October 31, 2004                November 2, 2003

                                                          % of                        % of         Favorable           Favorable
Telecommunications                                        Net                          Net      (Unfavorable)       (Unfavorable)
 (Dollars in Millions)                     Dollars       Sales        Dollars         Sales         $ Change          % Change
------------------------------------------------------------------------------------------------------------------------------------
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
------------------------------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales increase in fiscal 2004 was due to increased business in the Business Systems and Construction and Engineering divisions, partially offset by a decrease in the Central Office division. The decrease in operating loss was due to the sales increase, the decrease in overhead as a percentage of sales of (including a previously reported $1.3 million charge in the first quarter related to a domestic consulting contract for services), partially offset by the decrease in gross margin. Despite an

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
---------------------------------------------

TELECOMMUNICATIONS SERVICES--Continued
--------------------------------------

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

COMPUTER SYSTEMS

                                                                      Year Ended
                                                        October 31, 2004        November 2, 2003

                                                           % of                       % of         Favorable           Favorable
Computer Systems                                           Net                         Net      (Unfavorable)       (Unfavorable)
 (Dollars in Millions)                      Dollars       Sales       Dollars         Sales        $ Change           % Change
------------------------------------------------------------------------------------------------------------------------------------
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003--Continued

RESULTS OF OPERATIONS - OTHER
-----------------------------

                                                                      Year Ended
                                                      October 31, 2004          November 2, 2003

                                                     % of                       % of         Favorable           Favorable
Other                                                 Net                         Net      (Unfavorable)       (Unfavorable)
 (Dollars in Millions)                 Dollars       Sales       Dollars         Sales        $ Change           % Change
-----------------------------------------------------------------------------------------------------------------------------
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents increased by $17.7 million to $62.0 million in fiscal 2005, increased by $1.1 million to $44.3 million in fiscal 2004 and increased by $11.0 million to $43.2 million in fiscal 2003. The Company previously reported restricted cash of $26.1 million, $43.7 million and $18.9 million as part of cash and cash equivalents as of October 30, 2005, October 31, 2004 and November 3, 2003, respectively. This restricted cash is held in escrow primarily for ProcureStaff customers.

The cash provided by operating activities of continuing operations in fiscal 2005 was $45.1 million compared to $6.4 million and $28.8 million in fiscal years 2004 and 2003, respectively.

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

Changes in operating assets and liabilities in fiscal 2005 used $9.4 million of cash, net, principally due to increases in the level of accounts receivable of $24.1 million, prepaid expenses and other assets of $5.1 million and inventories of $1.1 million, decreases in the level of deferred income and other liabilities of $5.2 million, income tax liability of $2.5 million, and accounts payable of $1.5 million, partially offset by proceeds from the Securitization Program of $30.0 million. In fiscal 2004, changes in operating assets and liabilities used $45.8 million of cash, net, principally due to an increase in the level of accounts receivable of $101.7 million, partially offset by increases in accrued expenses of $24.7 million, accounts payable of $12.3 million, and deferred income and other liabilities of $6.1 million, and decreases in the level of inventories of $6.7 million, recoverable income taxes of $2.8 million and prepaid expenses and other assets of $2.6 million. In fiscal 2003, changes in operating assets and liabilities used $6.2 million of cash, net, principally due to increases in the level of accounts receivable of $28.6 million, accounts payable of $8.3 million, and inventory of $7.2 million, partially offset by increases in accrued expenses of $14.6 million, proceeds from the Securitization Program of $10.0 million, increases in deferred income and other liabilities of $8.9 million, and an increase in income taxes of $3.6 million.

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

Commitments
-----------

The Company has no material capital commitments. The following table summarizes the Company's contractual cash obligations and other commercial commitments at October 30, 2005:

Contractual Cash Obligations
----------------------------


                                                                               Payments Due By Period
                                                ---------------------------------------------------------------------------------
                                                                     Less than         1- 3               3 - 5           After 5
                                                       Total          1 year           years              years           years
                                                       -----          -------          -----              -----           -----
                                                                               (In thousands)

Term Loan                                              $13,730          433            $1,535            $1,253         $10,509
Payable to Nortel Networks                               1,971        1,971                 -                 -               -
Notes Payable to Banks                                   6,622        6,622                 -                 -               -
    Total Debt (a)                                      22,323        9,026             1,535             1,253          10,509
Accrued Insurance (b)                                   11,138        9,508             1,630
Deferred Compensation (c)                                4,936        4,936
Operating Leases (d)                                    48,812       19,378            22,358             6,662             414
                                                       -------      -------           -------            ------         -------
Total Contractual Cash Obligations (e)                 $87,209      $42,848           $25,523            $7,915         $10,923
                                                       =======      =======           =======            ======         =======

(a)      Debt does not include interest.
(b) Includes $5.9 million for the Company's Primary Insurance Casualty Program and $5.2 million for the Company's Medical Insurance Program. See Note A of Notes to Consolidated Financial Statements.
(c) Includes $4.2 million for the Company's non-qualified deferred compensation and supplemental savings plan and $0.7 million for the Company's other deferred compensation plan. See Note M to Consolidated Financial Statements.
(d)      See Note O of Notes to Consolidated Financial Statements.
(e) Amounts do not include amounts payable to Nortel Networks and varetis AG for acquisitions made in December 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Commitments--Continued

Other Contingent Commitments

                                                                Amount Expected by
                                                           Commitment Expiration Period
                                                ---------------------------------------------------
                                                                      Less than           1-3
                                                     Total             1 year          years
                                                     -----             -------         -----
                                                                  (In thousands)

Lines of Credit, available                             $7,122          $7,122               -
Revolving Credit Facility, available                   37,587               -         $37,587
Securitization Program, available                      50,000               -          50,000
Payable to Nortel Networks                             61,750          61,750               -
Standby Letters of Credit, outstanding                    744             744               -
                                                 ------------      ----------        --------

Total Commercial Commitments                         $157,203         $69,616         $87,587
                                                 ============      ==========        ========


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

From time to time the Company has employed, and will continue to employ, relatives of executive officers, as well as relatives of other full time employees, during the summer months and in its Staffing Solutions Group. The Company believes that it has always employed, and will continue to employ, those individuals on the same terms that it employs unrelated individuals.


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


Interest Rate Market Risk                                  Payments Due By Period as of October 30, 2005
-------------------------                                  ---------------------------------------------
                                                                  Less than         1-3           3-5        After 5
                                                      Total        1 year           Years        Years        Years
                                                      ------       -------          ------       ------       -----
                                                                   (Dollars in thousands of US$)
Cash and Cash Equivalents and
        Restricted Cash
Money Market and Cash Accounts                       $88,119        $88,119
Weighted Average Interest Rate                           3.6%          3.6%
                                                     -------        ------
Total Cash, Restricted Cash and Cash
     Equivalents                                     $88,119        $88,119
                                                     =======        =======

Securitization Program
Accounts Receivable Securitization                  $100,000       $100,000
Finance Rate                                             3.8%           3.8%
                                                    --------       --------
Securitization Program                              $100,000       $100,000
                                                    ========       ========


Interest Rate Market Risk                                  Payments Due By Period as of October 30, 2005
-------------------------                                  ---------------------------------------------

                                                                  Less than       1 - 3         3 - 5        After 5
                                                      Total         1 year        Years         Years         Years
                                                      ------        -------       ------        ------        -----
                                                                   (Dollars in thousands of US$)
Debt
Term Loan (1)                                        $13,730             433      $1,535        $1,253       $10,509
Interest Rate                                            8.2%            8.2%        8.2%          8.2%          8.2%

Payable to Nortel Networks                             1,971           1,971
Weighted Aveage Interest Rate                            6.0%            6.0%

Notes Payable to Banks                                 6,622           6,622
Weighted Average Interest Rate                           4.1%            4.1%          -             -             -
                                                     -------          ------      ------        ------       -------
Total Debt                                           $22,323          $9,026      $1,535        $1,253       $10,509
                                                     =======          ======      ======        ======       =======



Foreign Exchange Market Risk
----------------------------
                                         Contract Values


                    Contractual                                         Fair Value
                     Exchange                         Less than          Option
                       Rate          Total            1 Year            Premium (1)
                                     -----            ---------         -----------
                                      (Dollars in thousands of US $)
Option Contracts

Canadian $ to US$       1.37        $2,920             $2,920              $18





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

As described in Note A to the consolidated financial statements, the accompanying consolidated financial statements of Volt Information Sciences, Inc. as of October 30, 2005 and October 29, 2004 and for the three years in the period ended October 30, 2005 have been restated.

                                                           /s/ Ernst & Young LLP

New York, New York
January 16, 2006, except for the second paragraph of Note A, which is as of June 21, 2006

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                               October 30,       October 31,
                                                                                     2005              2004
                                                                      ----------------------------------------
                                                                             (Restated)           (Restated)
 ASSETS                                                                          (Dollars in thousands)

CURRENT ASSETS
   Cash and cash equivalents                                                      $61,988             $44,309
   Restricted cash                                                                 26,131              43,722
   Short-term investments                                                           4,213               4,248
   Trade accounts receivable less allowances of $7,527 (2005) and
    $10,210 (2004)                                                                399,677             409,130
   Inventories                                                                     33,758              32,676
   Deferred income taxes                                                           10,246               9,385
   Prepaid expenses and other assets                                               19,788              14,847
                                                                      ----------------------------------------
TOTAL CURRENT ASSETS                                                              555,801             558,317

Investment in securities                                                              141                 100
Property, plant and equipment-net                                                  83,272              85,038
Deposits and other assets                                                           1,961               1,439
Goodwill                                                                           32,623              29,144
Other intangible assets-net of accumulated amortization of $1,396
 (2005) and $288 (2004)                                                            14,914              15,998
                                                                      ----------------------------------------
TOTAL ASSETS                                                                     $688,712            $690,036
                                                                      ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable to banks                                                          $6,622              $7,955
   Current portion of long-term debt                                                2,404                 399
   Accounts payable                                                               172,788             192,163
   Accrued wages and commissions                                                   55,081              54,200
   Accrued taxes other than income taxes                                           17,586              17,729
   Accrued insurance and other accruals                                            35,173              36,036
   Deferred income and other liabilities                                           30,628              36,909
   Income taxes payable                                                             1,686               4,270
                                                                      ----------------------------------------
TOTAL CURRENT LIABILITIES                                                         321,968             349,661

Accrued insurance                                                                   1,630                  86
Long-term debt                                                                     13,297              15,588
Deferred income taxes                                                              13,358              11,764

Commitments and contingencies

Minority Interest                                                                  43,444              36,420

STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00; Authorized--500,000 shares;
    issued--none
   Common stock, par value $.10; Authorized--30,000,000 shares; issued
    and outstanding--15,339,255 shares (2005) and 15,282,625 shares (2004)          1,534               1,528
   Paid-in capital                                                                 43,694              42,453
   Retained earnings                                                              249,754             232,714
   Accumulated other comprehensive income (loss)                                       33                (178)
                                                                      ----------------------------------------
 TOTAL STOCKHOLDERS' EQUITY                                                       295,015             276,517
                                                                      ----------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $688,712            $690,036
                                                                      ========================================


                 See Notes to Consolidated Financial Statements

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Year  Ended
                                                       October 30,     October 31,     November 2,
                                                             2005            2004            2003
                                                  ------------------------------------------------
                                                          (In thousands, except per share data)

NET SALES                                              $2,177,619      $1,924,777      $1,609,491

COSTS AND EXPENSES:
   Cost of sales                                        2,014,551       1,772,087       1,502,622
   Selling and administrative                              92,858          83,124          71,693
   Depreciation and amortization                           29,603          25,537          24,331
                                                  ------------------------------------------------
                                                        2,137,012       1,880,748       1,598,646
                                                  ------------------------------------------------

OPERATING PROFIT                                           40,607          44,029          10,845

OTHER INCOME (EXPENSE):
   Interest income                                          2,648             927             708
   Other expense-net                                       (4,882)         (4,398)         (2,661)
   Gain on sale of real estate                                  -           3,295               -
   Foreign exchange (loss) gain-net                          (255)             97             299
   Interest expense                                        (1,825)         (1,817)         (2,070)
                                                  ------------------------------------------------

Income from continuing operations before items
 shown below                                               36,293          42,133           7,121
Minority interest                                          (7,024)         (2,420)              -
                                                  ------------------------------------------------
Income from continuing operations before taxes             29,269          39,713           7,121

Income tax provision                                      (12,229)        (15,517)         (2,916)
                                                  ------------------------------------------------
Income from continuing operations                          17,040          24,196           4,205
Discontinued operations, net of taxes                           -           9,520               -
                                                  ------------------------------------------------

NET INCOME                                                $17,040         $33,716          $4,205
                                                  ================================================

                                                                      Per Share Data
                                                  ------------------------------------------------
Basic:
Income from continuing operations                        $1.11              $1.59           $0.28
Discontinued operations                                                      0.62
                                                  ------------------------------------------------
Net income                                               $1.11              $2.21           $0.28
                                                  ================================================

Weighted average number of shares-basic                 15,320             15,234          15,218
                                                  ================================================

Diluted:
Income from continuing operations                        $1.11              $1.58           $0.28
Discontinued operations                                                      0.62
                                                  ------------------------------------------------
Net income                                               $1.11              $2.20           $0.28
                                                  ================================================

Weighted average number of shares-diluted               15,417             15,354          15,225
                                                  ================================================


                See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)


                                                                                              Accumulated Other
                                                                                          Comprehensive (Loss) Income
                                                                                      ----------------------------------
                                                                                                 Unrealized
                                                    Common Stock                      Foreign    Gain (Loss)
                                                    $.10 Par Value                     Currency     On
                                                  -------------------Paid-In Retained Translation Marketable Comprehensive
                                                    Shares   Amount  Capital Earnings Adjustment  Securities Income (Loss)
                                                  ----------------------------------------------------------------------
                                                                          (Dollars in thousands)

Balance at November 3, 2002                       15,217,415  $1,522 $41,036 $194,793      ($490)       $7

Stock options exercised - net of a
 diminutive tax benefit                                3,000              55
Unrealized foreign currency translation
 adjustment - net of tax benefit of $8                                                       (18)                  ($18)
Unrealized gain on marketable securities -
 net of taxes of $56                                                                                    85           85
Net income for the year                                                         4,205                             4,205
                                                  ----------   -----  ------  -------      -----      ----      -------
Balance at November 2, 2003                       15,220,415   1,522  41,091  198,998       (508)       92       $4,272
                                                                                                                =======


Stock options exercised - net of a tax
 benefit of $214                                      62,210       6   1,362
Unrealized foreign currency translation
 adjustment - net of taxes of $126                                                           294                   $294
Unrealized gain on marketable securities -
 net of tax benefit of $37                                                                             (56)         (56)
Net income for the year                                                        33,716                            33,716
                                                  ----------   -----  ------  -------      -----      ----      -------
Balance at October 31, 2004                       15,282,625   1,528  42,453  232,714       (214)       36      $33,954
                                                                                                                =======

Stock options exercised - net of a tax
 benefit of $199                                      56,630       6   1,241
Unrealized foreign currency translation
 adjustment - net of taxes of $80                                                            186                   $186
Unrealized gain on marketable securities -
 net of taxes of $16                                                                                    25           25
Net income for the year                                                        17,040                            17,040
                                                  ----------   -----  ------  -------      -----      ----      -------
Balance at October 30, 2005                       15,339,255  $1,534 $43,694 $249,754       ($28)      $61      $17,251
                                                  ==========  ====== ======= ========      =====      ====      =======


There were no shares of preferred stock issued or outstanding in any of the reported periods.

                See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Year Ended
                                                        ----------------------------------------------
                                                            October 30,    October 31,     November 2,
                                                                  2005           2004            2003
                                                        ----------------------------------------------
                                                          (Restated)     (Restated)      (Restated)
                                                                        (In thousands)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                                     $17,040        $33,716          $4,205
Adjustments to reconcile net income to cash provided by
 operating activities
 Discontinued operations                                             -         (9,520)              -
Depreciation and amortization                                   29,603         25,537          24,331
Accounts receivable provisions                                   3,838          7,784           6,227
 Minority interest                                               7,024          2,420               -
 Gain on foreign currency translation                              (16)           (43)            (10)
 (Gain) loss on dispositions of property, plant
  and equipment                                                     (9)        (3,432)            151
 Deferred income tax (benefit) expense                          (2,978)        (4,240)             82
Changes in operating assets and liabilities, net of
 assets acquired:
   Accounts receivable                                         (24,084)      (101,672)        (28,612)
   Proceeds from securitization program                         30,000              -          10,000
   Inventories                                                  (1,082)         6,662          (7,193)
   Prepaid expenses and other assets                            (5,063)         2,553              59
   Deposits and other assets                                      (520)           667             687
   Accounts payable                                             (1,519)        12,297          (8,276)
   Accrued expenses                                                478         24,748          14,599
   Deferred income and other liabilities                        (5,193)         6,119           8,927
   Income taxes                                                 (2,451)         2,754           3,586
                                                        ----------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       45,068          6,350          28,763
                                                        ----------------------------------------------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued


                                                                            Year Ended
                                                        ----------------------------------------------
                                                            October 30,    October 31,     November 2,
                                                                  2005           2004            2003
                                                        ----------------------------------------------
                                                          (Restated)     (Restated)      (Restated)
                                                                        (In thousands)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Sales of investments                                             1,119          1,476             870
Purchases of investments                                          (904)        (1,419)           (833)
Decrease (increase) in restricted cash                          17,591        (24,852)         (7,412)
(Decrease) increase in payables related to restricted
 cash                                                          (17,591)        24,852           7,412
Distributions from joint ventures                                    -              -              49
Acquisitions                                                         -         (1,864)              -
Proceeds from disposals of property, plant and
 equipment, net                                                  1,885          3,933             469
Purchases of property, plant and equipment                     (28,511)       (30,737)        (17,990)
Proceeds from sale of real estate (discontinued
 operations)                                                         -         18,500               -
                                                        ----------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                          (26,411)       (10,111)        (17,435)
                                                        ----------------------------------------------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                         (399)          (340)         (1,524)
Exercises of stock options                                       1,247          1,368              55
Payment of notes payable-bank                                  (84,750)       (62,683)        (30,194)
Proceeds from notes payable-bank                                83,346         66,274          31,717
                                                        ----------------------------------------------

NET CASH (USED IN) PROVIDED BY FINANCING
 ACTIVITIES                                                       (556)         4,619              54
                                                        ----------------------------------------------

Effect of exchange rate changes on cash                           (422)           264            (357)
                                                        ----------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       17,679          1,122          11,025

Cash and cash equivalents,  beginning of year                   44,309         43,187          32,162
                                                        ----------------------------------------------

CASH AND CASH EQUIVALENTS,
 CASH, END OF YEAR                                             $61,988        $44,309         $43,187
                                                        ==============================================


SUPPLEMENTAL INFORMATION

Cash paid during the year:
 Interest expense                                               $1,868         $1,616          $2,131
 Income taxes                                                  $17,694        $15,934          $2,360

The Company purchased certain assets and certain
 specified liabilities in exchange for a 24% interest in
 Volt Delta.  In conjunction with the acquisition,
 liabilities were assumed as follows:
 Fair value of assets acquired                                                $46,484
 Fair value of 24% interest                                                    34,000
                                                                       ---------------
 Liabilities assumed                                                          $12,484
                                                                       ===============



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

Restatement: The Company has restated its previously issued financial statements for fiscal years 2003 through 2005 as a result of conforming the Company's previously presented consolidated balance sheets and consolidated statements of cash flows to those presented in the Form 10-Q for the six months ended April 30 2006, as related to restricted cash. The tables below reflect the restatements that were made to the consolidated balance sheets as of October 30, 2005 and October 31, 2004, and the consolidated statements of cash flows for the three years ended October 30, 2005. The tables reflect only items that have changed in these financial statements.

                                                                                       October 30,                   October 31,
                                                                                             2005                          2004
                                                                                  ---------------                  ------------
Consolidated Balance Sheets                                                                       (In thousands)


Cash and cash equivalents - as previously reported                                        $88,119                       $88,031
  Change                                                                                  (26,131)                      (43,722)
                                                                                          -------                       -------
Cash and cash equivalents - as restated                                                   $61,988                       $44,309
                                                                                          =======                       =======

Restricted cash - as previously reported                                                $       0                    $        0
  Change                                                                                   26,131                        43,722
                                                                                          -------                       -------
Restricted cash - as restated                                                             $26,131                       $43,722
                                                                                          =======                       =======


                                                                                                Year Ended
                                                                               October 30,         October 31,         November 2,
                                                                                     2005                2004                2003
                                                                              -----------       -------------      --------------
Consolidated Statements of Cash Flows                                                           (In thousands)

Changes in operating assets and liabilities, net of assets acquired:
Accounts payable - as previously reported                                      ($19,110)            $37,149               ($864)
  Change                                                                         17,591             (24,852)             (7,412)
                                                                                -------             -------            --------
Accounts payable-as restated                                                    ($1,519)            $12,297             ($8,276)
                                                                                =======             =======            ========

Net cash provided by operating activities - as previously reported

                                                                                $27,477             $31,202             $36,175
  Change                                                                         17,591             (24,852)             (7,412)
                                                                                -------             -------            --------
Net cash provided by operating activities - as restated                         $45,068              $6,350             $28,763
                                                                                =======             =======            ========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Restatement:--Continued

                                                                                       Year Ended

                                                                 October 30,        October 31,     November 2,
                                                                       2005               2004            2003
Consolidated Statements of Cash Flows                         -------------------------------------------------
                                                                                 (In thousands)
Cash used in investing activities --
- as previously reported                                           ($26,411)          ($10,111)     ($17,435)
  Decrease (increase) in restricted cash                             17,591            (24,852)       (7,412)
  (Decrease) increase in payables related to restricted cash        (17,591)            24,852         7,412
-------------------------------------------------------------------------------------------------------------
Cash used in investing activities - as restated                    ($26,411)          ($10,111)     ($17,435)
=============================================================================================================

Net increase in cash and cash equivalents
- as previously reported                                                $88            $25,974       $18,437
 Change                                                              17,591            (24,852)       (7,412)
-------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents
- as restated                                                       $17,679             $1,122       $11,025
=============================================================================================================


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


                                                                 2005         2004           2003
                                                        ------------------------------------------
                                                          (In thousands, except per share data)

Net income as reported                                        $17,040      $33,716         $4,205
Pro forma compensation expense, net of taxes                      (99)        (130)           (67)
                                                        ------------------------------------------
Pro forma net income                                          $16,941      $33,586         $4,138
                                                        ==========================================

Basic:
Net income as reported per share                                $1.11        $2.21          $0.28
Pro forma compensation expense, net of taxes per share          (0.01)       (0.01)         (0.01)
                                                        ------------------------------------------
Pro forma net income per share                                  $1.10        $2.20          $0.27
                                                        ==========================================
Diluted:
Net income as reported per share                                $1.11        $2.20          $0.28
Pro forma compensation expense, net of taxes                    (0.01)       (0.01)         (0.01)
                                                        ------------------------------------------
Pro forma net income per share                                  $1.10        $2.19          $0.27
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

Revenue Recognition:--Continued
-------------------

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

Revenue Recognition:--Continued
-------------------

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

  Buildings                                 25 to 31-1/2 years
  Machinery and equipment                   3 to 15 years
  Leasehold improvements                    length of lease or life of the
                                            asset, whichever is shorter
  Enterprise Resource Planning system       5 to 7 years


Property, plant and equipment consisted of:              October 30,               October 31,
                                                               2005                      2004
                                                         ----------                ----------
                                                                    (In thousands)

Land and buildings                                          $23,120                   $22,807
Machinery and equipment                                     157,601                   141,765
Leasehold improvements                                       12,021                    10,460
Enterprise Resource Planning system                          35,823                    34,896
                                                             ------                    ------
                                                            228,565                   209,928
Less allowances for depreciation and amortization           145,293                   124,890
                                                            -------                   -------
                                                            $83,272                   $85,038
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

Primary Insurance Casualty Program: The Company is insured with highly rated insurance companies under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premiums are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For the policy year ended March 31, 2003, a maximum premium was predetermined and paid. For subsequent policy years, management

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Primary Insurance Casualty Program:--Continued
----------------------------------

evaluates the accrual and the underlying assumptions regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of sales in the period in which such determination is made.

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


NOTE D--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:

                                         October  30,            October  31,
                                                2005                    2004
                                         -----------             ------------
                                                     (In thousands)

Telephone Directory                          $10,508                 $11,313
Telecommunications Services                   17,734                  14,505
Computer Systems                               5,516                   6,858
                                            --------                --------
Total                                        $33,758                 $32,676
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


NOTE F--Long-Term Debt and Financing Arrangements


Long-term debt consists of the following:
                                                           October 30,         October 31,
                                                                 2005                2004
                                                  ----------------------------------------
                                                                    (In thousands)

8.2% term loan (a)                                            $13,730             $14,130
Payable to Nortel Networks(b)                                   1,971               1,857
                                                  ----------------------------------------
                                                               15,701              15,987
Less amounts due within one year                                2,404                 399
                                                  ----------------------------------------
Total long-term debt                                          $13,297             $15,588
                                                  ========================================


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
                                           -------
                                           $15,701
                                           =======

NOTE G--Income Taxes

The components of the Company's income from continuing operations before income taxes and minority interest by location, and the related income tax provision are as follows:

                                                             Year Ended
                                             ------------------------------------------------
                                                 October 30,      October 31,     November 2,
                                                        2005            2004            2003
                                             ------------------------------------------------
                                                                (In thousands)

The components of income from continuing operations before income taxes and minority interest, based on the location of operations, consist of the following:

Domestic                                             $30,318         $36,530          $3,523
Foreign                                                5,975           5,603           3,598
                                             ------------------------------------------------
                                                     $36,293         $42,133          $7,121
                                             ================================================

The components of the income tax
 provision include:
Current:
 Federal (a)                                          $9,880         $13,040            $518
 Foreign                                               1,508           2,608           1,716
 State and local                                       3,819           4,109             600
                                             ------------------------------------------------
 Total current                                        15,207          19,757           2,834
                                             ------------------------------------------------

Deferred:
 Federal                                             ($2,711)        ($3,450)           $232
 Foreign                                                 201             (19)           (202)
 State and local                                        (468)           (771)             52
                                             ------------------------------------------------
 Total deferred                                       (2,978)         (4,240)             82
                                             ------------------------------------------------
 Total income tax provision                          $12,229         $15,517          $2,916
                                             ================================================


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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes--Continued

The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:


                                                                  Year Ended
                                              --------------------------------------------------
                                                October 30,     October 31,       November 2,
                                                       2005            2004              2003
                                              --------------------------------------------------

Statutory rate                                           35.0%           35.0%             35.0%
State and local taxes, net of federal
 tax benefit                                              8.0             6.3               6.4
Tax effect of foreign operations                            -             2.4               3.8
Goodwill                                                 (0.7)           (1.3)             (3.3)
General business credits                                 (3.9)           (2.2)             (4.5)
Minority interest                                        (7.5)           (2.2)                -
Other-net, principally non deductible items               2.8            (1.2)              3.5
                                              --------------------------------------------------
Effective tax rate                                       33.7%           36.8%             40.9%
                                              ==================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include foreign operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                       October 30,           October 31,
                                                              2005                  2004
                                              ------------------------------------------
                                                                 (In thousands)

Deferred Tax Assets:
 Allowance for doubtful accounts                           $2,688                $3,573
 Inventory valuation                                        1,679                   526
  Foreign loss carryforwards                                2,746                 1,692
  Goodwill                                                  2,740                 2,256
 Compensation accruals and deferrals                        4,803                 4,551
 Warranty accruals                                            105                    76
 Foreign asset bases                                          133                   377
 Other-net                                                    578                   878
                                              ------------------------------------------
Total deferred tax assets                                  15,472                13,929
Less valuation allowance for deferred tax
 assets                                                     4,760                 3,948
                                              ------------------------------------------
Deferred tax assets, net of valuation
 allowance                                                 10,712                 9,981
                                              ------------------------------------------

Deferred Tax Liabilities:
Software development costs                                  3,324                 4,526
Earnings not currently taxable                                 53                   146
Accelerated book depreciation                               5,872                 7,688
Intangible assets                                           4,575                     -
                                              ------------------------------------------
Total deferred tax liabilities                             13,824                12,360
                                              ------------------------------------------

Net deferred tax liabilities                              ($3,112)              ($2,379)
                                              ==========================================

Balance sheet classification:
 Current assets                                           $10,246                $9,385
 Non-current liabilities                                  (13,358)              (11,764)
                                              ------------------------------------------
Net deferred tax liabilities                              ($3,112)              ($2,379)
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

The following table represents the balance of intangible assets subject to amortization as of the end of fiscal 2005 and the amortization expense for the year:

                                   October 30,     October 31,
                                          2005            2004
                               -------------------------------
                                           (In thousands)
Intangible assets                     $16,310         $16,286
Accumulated amortization                1,396             288
                               -------------------------------
Net Carrying Value                    $14,914         $15,998
                               ===============================

Annual amortization expense            $1,108            $288
                               ===============================

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



                                                Carrying                       Carrying                       Carrying
                                                 Value                          Value                          Value
                                                November        Additions      October     Additions          October
     Segment                                     2, 2003           2004       31, 2004       2005            30, 2005
     -------                                   -----------    -----------     --------     -----------       --------
                                                                                        (In thousands)

     Staffing Services                            $8,340                          $8,340                        $8,340
     Computer Systems                                642           $20,162        20,804        $3,479(a)       24,283
                                                   -----           -------      --------       -------         -------
     Total                                        $8,982           $20,162       $29,144        $3,479         $32,623
                                                  ======           =======       =======       =======         =======

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


                                                                                           Year Ended
                                                                          -------------------------------------------
                                                                            October 30,    October 31,    November 2,
                                                                                  2005           2004           2003
                                                                          -------------------------------------------
                                                                                        (In thousands)
Denominator for basic earnings per share -
Weighted average number of shares                                               15,320         15,234         15,218

Effect of dilutive securities:
 Employee stock options                                                             97            120              7
                                                                          -------------------------------------------
Denominator for diluted earnings per share -
Adjusted weighted average number of shares                                      15,417         15,354         15,225
                                                                          ===========================================

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

The Company estimated the value of Volt Delta as of August 2, 2004 at $141.5 million, which resulted in the 24% minority interest being valued at $34 million. The value of Volt Delta was estimated by using an average of three recognized valuation methods referred to as the: market multiple methodology, the comparable transaction methodology and the discounted cash flow methodology. The market multiple methodology involved valuing Volt Delta at a multiple of its recent historical and projected revenues, EBIT (earnings before interest and taxes) and EBITDA (earnings before interest, taxes, depreciation and amortization). The range of multiples used was determined from other companies in similar industries. The comparable transaction methodology involved valuing Volt Delta at a multiple of its recent historical revenues, EBIT and EBITDA. The range of multiples used was determined from those present in recent acquisitions of companies in similar industries. The discounted cash flow methodology involved valuing Volt Delta at the discounted value of its projected future cash flows.

Intangible assets of $15.1 million, were deemed to be the present values of the acquired projected maintenance income and the acquired workstation technology. In valuing the maintenance income, Volt Delta used the same discount rate as used in the discounted cash flow methodology and an assumed attrition rate for the acquired customer contracts. In valuing the workstation technology, it was assumed that Volt Delta would benefit from the acquired technology by being relieved from having to pay future royalties to a third-party for the software acquired. The assumed savings of the royalty on projected future revenues was based upon a royalty percent arrived at by a review of the marketplace and the use of the same discount rate used in the discounted cash flow methodology. The other assets acquired and liabilities assumed were valued at their fair value at the date of acquisition.

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


                               Purchase Allocation
     Fair Value of Assets Acquired and Liabilities Assumed and Established
                                 (In thousands)

   Cash                                                         3,491
   Inventories                                                  1,551
   Deferred taxes                                               1,497
   Deposit and other assets                                       404
   Goodwill                                                    23,641
   Intangible assets                                           15,900
                                                              -------
         Total assets                                         $46,484
                                                              =======

   Accrued wages and commissions                            $     700
   Other accrued expenses                                       2,189
   Other liabilities                                            2,791
   Long-term debt                                               1,828
   Deferred taxes                                               4,976
   Minority interest                                           34,000
                                                              -------
         Total liabilities                                    $46,484
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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--Acquisition of Businesses--Continued

                                      Pro Forma Results (Unaudited)
                                                 Year Ended
                                         October             November
                                         31, 2004             2, 2003
                                       ----------          ----------
                            (In thousands of dollars, except per share data)

   Net sales                           $1,953,842          $1,649,939
                                       ==========          ==========

   Operating income                       $51,326             $18,512
                                       ==========          ==========
   Net income                             $34,678              $5,922
                                       ==========          ==========

   Earnings per share:
       Basic                                $2.27               $0.39
                                       ==========          ==========
       Diluted                              $2.25               $0.39
                                       ==========          ==========

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--Stock Option Plan--Continued

Transactions involving outstanding stock options under the plan were:

                                Number of Shares   Weighted
                                                    Average
                                                 Exercise Price
                                --------------------------------

Outstanding-November 3, 2002             566,359         $21.08

Granted                                   38,750          12.02
Exercised                                 (3,000)         18.08
Forfeited                                (19,570)         21.43
                                -----------------
Outstanding-November 2, 2003             582,539          20.48

Granted                                   13,800          25.39
Exercised                                (62,210)         18.55
Forfeited                                 (6,376)         25.67
                                -----------------
Outstanding-October 31, 2004             527,753          20.77

Exercised                                (56,630)         18.49
Forfeited                                (30,225)         22.59
                                -----------------
Outstanding-October 30, 2005             440,898         $20.94
                                =================

Price ranges of outstanding and exercisable options as of October 30, 2005 are summarized below:

                                               Outstanding Options                                Exercisable Options
                             --------------------------------------------------------    ---------------------------------------
                                                  Average
Range of                         Number           Remaining      Weighted Average             Number      Weighted Average
Exercise Prices               of Shares          Life (Years)     Exercise Price           of Shares         Exercise Price
-----------------             ---------          -----------      ----------------         ---------         --------------
$10.67 - $17.50                 58,330             5.9                $13.39                 37,180              $14.62
$18.08 - $18.08                175,968             0.5                $18.08                175,968              $18.08
$18.13 - $22.31                 89,720             4.4                $20.25                 80,690              $20.43
$22.47 - $33.94                 88,680             2.9                $26.00                 77,880              $26.07
$35.56 - $50.56                 28,200             2.2                $40.70                 28,200              $40.70


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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

Sales, operating profit and identifiable assets by the Company's reportable operating segment are as follows:


                                                          October 30,    October 31,      November 2,
                                                                 2005           2004             2003
                                                      -----------------------------------------------
Net Sales                                                            (In thousands)

Staffing Services:
 Staffing                                                 $1,759,683     $1,580,225       $1,266,875
 Managed Services                                          1,157,168      1,148,116        1,043,572
                                                      -----------------------------------------------
 Total gross sales                                         2,916,851      2,728,341        2,310,447
 Less Non-recourse Managed Services                       (1,121,196)    (1,120,079)        (967,379)
 Intersegment sales                                            6,155          3,839            2,367
                                                      -----------------------------------------------
                                                           1,801,810      1,612,101        1,345,435
                                                      -----------------------------------------------
Telephone Directory:
 Sales to unaffiliated customers                              82,298         72,194           69,750
 Intersegment sales                                                -              1               43
                                                      -----------------------------------------------
                                                              82,298         72,195           69,793
                                                      -----------------------------------------------
Telecommunications Services:
 Sales to unaffiliated customers                             137,799        134,266          112,201
 Intersegment sales                                            1,212          1,132              638
                                                      -----------------------------------------------
                                                             139,011        135,398          112,839
                                                      -----------------------------------------------
Computer Systems:
 Sales to unaffiliated customers                             161,867        110,055           84,472
 Intersegment sales                                           11,252          9,962            9,167
                                                      -----------------------------------------------
                                                             173,119        120,017           93,639
                                                      -----------------------------------------------

Elimination of intersegment sales                            (18,619)       (14,934)         (12,215)
                                                      -----------------------------------------------
Total Net Sales                                           $2,177,619     $1,924,777       $1,609,491
                                                      ===============================================

Segment Profit (Loss)
Staffing Services                                            $31,179        $36,718          $21,072
Telephone Directory                                           14,895         10,115            6,748
Telecommunications Services                                   (2,429)        (2,838)          (3,986)
Computer Systems                                              35,801         30,846           14,679
                                                      -----------------------------------------------
Total segment profit                                          79,446         74,841           38,513

General corporate expenses                                   (38,839)       (30,812)         (27,668)
                                                      -----------------------------------------------
Total Operating Profit                                       $40,607        $44,029          $10,845
                                                      ===============================================

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

                                   October 30,    October 31,
                                          2005           2004
                               ------------------------------

                                       (In thousands)
Assets:
Staffing Services                    $446,990       $422,658
Telephone Directory                    55,238         55,740
Telecommunications Services            53,173         52,770
Computer Systems                      103,720        102,487
                               ------------------------------
                                      659,121        633,655
Cash, investments and other
 corporate assets                      29,591         56,381
                               ------------------------------
Total assets                         $688,712       $690,036
                               ==============================


Sales to external customers and assets of the Company by geographic area are as follows:


                                                             Year Ended
                                         ----------------------------------------------
                                            October 30,     October 31,     November 2,
                                                  2005            2004            2003
                                         ----------------------------------------------
Sales:
 Domestic                                    $2,058,661     $1,822,544      $1,484,720
 International, principally Europe              118,958        102,233         124,771
                                         ----------------------------------------------
                                             $2,177,619     $1,924,777      $1,609,491
                                         ==============================================


                                                        Year Ended
                                         -------------------------------
                                             October 30,     October 31,
                                                    2005            2004
                                         -------------------------------
                                                      (In thousands)

Assets:
 Domestic                                      $633,381        $634,454
 International, principally Europe               55,331          55,582
                                         -------------------------------
                                               $688,712        $690,036
                                         ===============================


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

Capital expenditures and depreciation and amortization by the Company's operating segments are as follows:


                                                                  Year Ended
                                              -----------------------------------------------
                                                  October 30,    October 31,      November 2,
                                                         2005           2004             2003
                                              -----------------------------------------------
                                                                (In thousands)
Capital Expenditures:
 Staffing Services                                   $17,061         $9,270          $8,026
 Telephone Directory                                     151            391           2,104
 Telecommunications Services                           2,973          1,803           1,766
 Computer Systems                                      6,520         17,491           4,768
                                              ----------------------------------------------
    Total segments                                    26,705         28,955          16,664
 Corporate                                             1,806          1,782           1,326
                                              ----------------------------------------------
                                                     $28,511        $30,737         $17,990
                                              ==============================================

Depreciation and Amortization (a):
 Staffing Services                                   $10,399         $9,365          $8,942
 Telephone Directory                                   1,848          2,067           2,024
 Telecommunications Services                           1,771          2,862           3,870
 Computer Systems                                      9,840          5,744           3,770
                                              ----------------------------------------------
   Total segments                                     23,858         20,038          18,606
 Corporate                                             5,745          5,499           5,725
                                              ----------------------------------------------
                                                     $29,603        $25,537         $24,331
                                              ==============================================

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

Restricted cash at October 30, 2005 and October 31, 2004 of $26.1 million and $43.7 million, respectively, was restricted to cover obligations that were reflected in accounts payable at that date. These amounts primarily related to certain contracts with customers, for whom the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE O--Leases

The future minimum rental commitments as of October 30, 2005 for all non-cancelable operating leases were as follows:


Fiscal Year     Total        Office Space           Equipment
-------------------------------------------------------------
                                   (In thousands)

   2006       $19,378             $18,380                $998
   2007        14,857              14,315                 542
   2008         7,501               7,423                  78
   2009         3,929               3,929                   -
   2010         2,733               2,733                   -
   Thereafter     414                 414                   -
              -----------------------------------------------
              $48,812             $47,194              $1,618
              ===============================================


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


                                                              Fiscal 2005 Quarter
                                             -----------------------------------------------------
                                                     First       Second        Third        Fourth
                                             -----------------------------------------------------
                                                      (In thousands, except per share data)

Net sales                                        $497,835     $546,045     $543,515     $590,224
                                             =====================================================

Gross profit                                      $29,662      $39,722      $40,943      $52,741
                                             =====================================================

Net (loss) income                                   ($808)      $4,527       $4,966       $8,355
                                             =====================================================

  Net (loss) income-basic                          ($0.05)       $0.30        $0.32        $0.54
                                             =====================================================
  Net (loss) income-diluted                        ($0.05)       $0.29        $0.32        $0.54
                                             =====================================================


                                                         Fiscal 2004 Quarter (Note 1)
                                             -----------------------------------------------------
                                                     First       Second        Third        Fourth
                                             -----------------------------------------------------
                                                      (In thousands, except per share data)

Net sales                                        $413,959     $478,479     $500,732     $531,607
                                             =====================================================

Gross profit                                      $24,111      $34,240      $43,738      $50,601
                                             =====================================================

Income (loss) from continuing operations          ($1,153)      $4,608       $9,239      $11,502
Discontinued operations, net of taxes                   -        9,520            -            -
                                             -----------------------------------------------------
Net (loss) income                                 ($1,153)     $14,128       $9,239      $11,502
                                             =====================================================

Per share data:
  Income (loss) from continuing operations-
   basic                                           ($0.08)       $0.31        $0.61        $0.75
                                             =====================================================
  Income (loss) from continuing operations-
   diluted                                         ($0.08)       $0.30        $0.60        $0.75
                                             =====================================================

  Net (loss) income-basic                          ($0.08)       $0.93        $0.61        $0.75
                                             =====================================================
  Net (loss) income-diluted                        ($0.08)       $0.92        $0.60        $0.75
                                             =====================================================

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

Ernst & Young LLP, the Company's independent registered public accounting firm, issued on January 16, 2006, except for the second paragraph of Note A, which is as of June 21, 2006, an unqualified opinion on the Company's financial statements for the fiscal year ended October 30, 2005.

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


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1).    Financial Statements

             The following consolidated financial statements of Volt Information
             Sciences, Inc. and subsidiaries are included in Item 8 of this
             Report:
                                                                                                                  Page

             Consolidated Balance Sheets--October 30, 2005 and October 31, 2004                                     58

             Consolidated Statements of Operations--Years ended October 30, 2005,
                   October 31, 2004 and November 2, 2003                                                            59

             Consolidated Statements of Stockholders' Equity--Years ended
                   October 30, 2005, October 31, 2004 and November 2, 2003                                          60

             Consolidated Statements of Cash Flows--Years ended October 30, 2005,
                    October 31, 2004 and November 2, 2003                                                           61

             Notes to Consolidated Financial Statements                                                             63


15(a)(2).    Financial Statement Schedule

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

4.1(f) Consent and First Amendment to the Second Amended and Restated Credit Agreement dated as of November 15, 2005, among Volt Information Sciences, Inc. and Gatton Volt Consulting Group Limited, the guarantors party thereto, the lenders party thereto and J.P. Morgan Chase Bank, as administrative agent.

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

10.4(a)+ Employment Agreement entered into on or about August 25, 2004 between the Company and Thomas Daley.

10.4(b)+      Undertaking dated August 5, 2005 from Thomas Daley to the Company.

10.5+ Form of Indemnification Agreement (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2005, File No. 1-9232).

10.6 Sale and Purchase Agreement dated as of November 12, 2005 among Blitz 05-282 GmbH (now known as Volt Delta GmbH), varetis AG and varetis solutions GmbH.

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

21.           Subsidiaries of the Registrant.

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

                                                VOLT INFORMATION SCIENCES, INC.

Dated:      New York, New York                  By:/s/Jack Egan
            June 21, 2006                          --------------
                                                   Jack Egan
                                                   Senior Vice President and
                                                   Principal Financial Officer


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Column A                                 Column B                  Column C     Column D       Column E
----------------------------------------------------------------------------   -----------     -------------

                                                           Additions
                                                    ------------------------
                                         Balance at Charged to  Charged to                      Balance at
                                          Beginning  Costs and     Other                          End of
                                          of Period  Expenses    Accounts      Deductions         Period
                                         -----------------------------------   -----------     -------------
                                                                   (In thousands)

Year ended October 30, 2005
  Deducted from asset accounts:
  Allowance for uncollectable accounts      $10,210     $3,838                     $6,521 (a,b)      $7,527
  Allowance for deferred tax assets           3,948                    $812 (c)                       4,760
  Unrealized gain on marketable                                             (d)
   securities                                   (60)                    (41)                           (101)

Year ended October 31, 2004
  Deducted from asset accounts:
  Allowance for uncollectable accounts      $10,498     $7,784                     $8,072 (a,b)     $10,210
  Allowance for deferred tax assets           3,635                    $313 (c)                       3,948
  Unrealized gain on marketable                                             (d)
   securities                                  (153)                     93                             (60)


Year ended November 2, 2003
  Deducted from asset accounts:
  Allowance for uncollectable accounts      $10,994     $6,227                     $6,723 (a,b)     $10,498
  Allowance for deferred tax assets           3,756                   ($121)(c)                       3,635
  Unrealized (gain) on marketable                                           (d)
   securities                                   (12)                   (141)                           (153)



(a)--Includes write-off of uncollectable accounts.
(b)--Includes foreign currency translation gains of $91 in 2005, $117 in 2004 and $22 in 2003. (c)--Charge to income tax provision. (d)--Charge (credit) to stockholders' equity.

                                INDEX TO EXHIBITS
Exhibit       Description

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

4.1(f) Consent and First Amendment to the Second Amended and Restated Credit Agreement dated as of November 15, 2005, among Volt Information Sciences, Inc. and Gatton Volt Consulting Group Limited, the guarantors party thereto, the lenders party thereto and J.P. Morgan Chase Bank, as administrative agent.

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

10.4(a)+ Employment Agreement entered into on or about August 25, 2004 between the Company and Thomas Daley.

10.4(b)+      Undertaking dated August 5, 2005 from Thomas Daley to the Company.

10.5+ Form of Indemnification Agreement (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2005, File No. 1-9232).

10.6 Sale and Purchase Agreement dated as of November 12, 2005 among Blitz 05-282 GmbH (now known as Volt Delta GmbH), varetis AG and varetis solutions GmbH.

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

21.           Subsidiaries of the Registrant.

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