Form 10-Q/A
period 2006-01-29
VOLT INFORMATION SCIENCES, INC.
filed 2006-06-22
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Three Months Ended January 29, 2006.

  Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from                               to
                               ------------------------------


Commission File No. 1-9232

                         VOLT INFORMATION SCIENCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


            New York                                          13-5658129
-------------------------------------                  -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


560 Lexington Avenue, New York, New York                        10022
---------------------------------------------                  -------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:         (212) 704-2400


                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                          ---     ---

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large Filer        Accelerated Filer   X         Non-Accelerated Filer
            -----                    -----                             -----

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No  X
                                     ---      ---

The number of shares of the Registrant's common stock, $.10 par value, outstanding as of March 3, 2006 was 15,390,345.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations -
           Three Months Ended January 29, 2006 and January 30, 2005            3

           Condensed Consolidated Balance Sheets -
           January 29, 2006 and October 30, 2005                               4

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended January 29, 2006 and January 30, 2005            5

           Notes to Condensed Consolidated Financial Statements                7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          18

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         43

Item 4.    Controls and Procedures                                            45


PART II - OTHER INFORMATION

Item 1A.   Risk Factors                                                       46

Item 6.    Exhibits                                                           46

SIGNATURE                                                                     47

Introduction and Purpose of Amendment

In the Form 10-Q for the six months ended April 30, 2006, the Company reported cash and cash equivalents and restricted cash as separate line items on its condensed consolidated balance sheets, and reported changes in restricted cash and changes in payables related to restricted cash on its condensed consolidated statements of cash flows. The changes noted herein, which are intended to conform the Form 10-Q for the three months ended January 29, 2006 to this format, do not have an effect on the Company's results of operations or financial condition. In addition, Note J of the Notes to the Condensed Consolidated Financial Statements has been revised to provide disclosures that explain the method and assumptions used by management to determine the valuation of business acquisitions. With the exception of the changes in the consolidated statements of cash flows, as described below, and the change to Note J, there were no other changes to the financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                               Three Months Ended
                                                                                        --------------------------------
                                                                                      January 29,                 January 30,
                                                                                             2006                        2005
                                                                                  ---------------            ----------------
                                                                                      (In thousands, except per share amounts)
NET SALES                                                                                $549,508                    $497,835

COSTS AND EXPENSES:
Cost of sales                                                                             515,467                     468,173
Selling and administrative                                                                 24,460                      20,824
Depreciation and amortization                                                               7,862                       7,500
                                                                                        ---------                   ---------
                                                                                          547,789                     496,497
                                                                                        ---------                   ---------

OPERATING INCOME                                                                            1,719                       1,338

OTHER INCOME (EXPENSE):
  Interest income                                                                           1,038                         560
  Other expense-net                                                                        (1,611)                     (1,016)
  Foreign exchange loss-net                                                                  (253)                       (162)
  Interest expense                                                                           (456)                       (512)
                                                                                         --------                    --------
  Income before minority interest and income taxes                                            437                         208

Minority interest                                                                          (1,021)                     (1,494)
                                                                                         --------                    --------

Loss before income taxes                                                                     (584)                     (1,286)
Income tax benefit                                                                            207                         478
                                                                                         --------                    --------

NET LOSS                                                                                    ($377)                      ($808)
                                                                                             ====                        ====

                                                                                                    Per Share Data
                                                                                                    --------------
Basic and Diluted:
Net loss per share                                                                         ($0.02)                     ($0.05)
                                                                                            =====                       =====

Weighted average number of shares                                                          15,343                      15,291
                                                                                           ======                      ======

     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                  January 29,   October 30,
                                                                                                         2006          2005 (a)
                                                                                               --------------  ------------
   ASSETS                                                                                           (Dollars in thousands)
   CURRENT ASSETS
     Cash and cash equivalents                                                                        $46,591       $61,988
     Restricted cash                                                                                   22,532        26,131
     Short-term investments                                                                             4,265         4,213
     Trade accounts receivable less allowances of $7,809 (2006) and $7,527 (2005)                     361,065       399,677
     Inventories                                                                                       36,127        33,758
     Recoverable income taxes                                                                           1,641            -
     Deferred income taxes                                                                             10,653        10,246
     Prepaid expenses and other assets                                                                 24,610        19,788
                                                                                                      -------       -------
   TOTAL CURRENT ASSETS                                                                               507,484       555,801

   Investment in securities                                                                               164           141
   Property, plant and equipment-net                                                                   83,387        83,272
   Deposits and other assets                                                                            1,717         1,961
   Goodwill                                                                                            52,085        32,623
   Intangible assets-net                                                                               33,777        14,914
                                                                                                       ------        ------

   TOTAL ASSETS                                                                                      $678,614      $688,712
                                                                                                     ========      ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Notes payable to banks                                                                            $6,621        $6,622
     Note payable - other                                                                              36,750            -
     Current portion of long-term debt                                                                  2,442         2,404
     Accounts payable                                                                                 155,812       172,788
     Accrued wages and commissions                                                                     53,127        55,081
     Accrued taxes other than income taxes                                                             23,481        17,586
     Accrued insurance and other accruals                                                              34,992        35,173
     Deferred income and other liabilities                                                             42,018        30,628
     Income tax payable                                                                                    -          1,686
                                                                                                      -------       -------
   TOTAL CURRENT LIABILITIES                                                                          355,243       321,968

   Accrued insurance                                                                                    1,467         1,630
   Long-term debt                                                                                      13,183        13,297
   Deferred income taxes                                                                               12,858        13,358

   Minority interest                                                                                       -         43,444

   STOCKHOLDERS' EQUITY
     Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
     Common stock, par value $.10; Authorized--30,000,000 shares; issued and
     outstanding--15,378,545 shares (2006) and 15,339,255 shares (2005)                                 1,538         1,534
     Paid-in capital                                                                                   44,514        43,694
     Retained earnings                                                                                249,377       249,754
     Accumulated other comprehensive income                                                               434            33
                                                                                                      -------       -------
   TOTAL STOCKHOLDERS' EQUITY                                                                         295,863       295,015
                                                                                                      -------       -------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $678,614      $688,712
                                                                                                     ========      ========

(a) The balance sheet at October 30, 2005 has been derived from the audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                      Three Months Ended
                                                                                           -----------------------------------------
                                                                                                January 29,        January 30,
                                                                                                       2006               2005
                                                                                               ------------        -----------
                                                                                               (Restated)          (Restated)
                                                                                                    (Dollars in thousands)

CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net loss                                                                                              ($377)             ($808)
Adjustments to reconcile net loss to cash provided by operating activities:
    Depreciation and amortization                                                                     7,862              7,500
    Accounts receivable provisions                                                                    1,117              1,516
    Minority interest                                                                                 1,021              1,494
    Loss on dispositions of fixed assets                                                                 36                 27
    (Gain) loss on foreign currency translation                                                          (4)                42
    Deferred income tax benefit                                                                        (542)              (573)
Changes in operating assets and liabilities:
    Accounts receivable                                                                              41,727             28,536
    Reduction in securitization of accounts receivable                                                   -             (10,000)
    Inventories                                                                                      (1,074)               (60)
    Prepaid expenses and other current assets                                                        (4,192)             1,554
    Other assets                                                                                        242                (46)
    Accounts payable                                                                                (13,401)            (2,002)
    Accrued expenses                                                                                     95             (4,716)
    Deferred income and other liabilities                                                             8,347               (245)
    Income taxes payable                                                                             (4,222)            (6,834)
                                                                                                   --------            -------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          36,635             15,385
                                                                                                    -------            -------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                                                      Three Months Ended
                                                                                           -----------------------------------------
                                                                                                January 29,        January 30,
                                                                                                       2006               2005
                                                                                               ------------        -----------
                                                                                               (Restated)          (Restated)
                                                                                                    (Dollars in thousands)

CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                                                                   $450               $600
Purchases of investments                                                                               (320)              (176)
Decrease in restricted cash                                                                           3,599             11,178
Decrease in payables related to restricted cash                                                      (3,599)           (11,178)
Acquisitions                                                                                        (46,753)                -
Proceeds from disposals of property, plant and equipment                                                341                919
Purchases of property, plant and equipment                                                           (6,470)            (6,798)
                                                                                                    -------            -------
NET CASH APPLIED TO INVESTING ACTIVITIES                                                            (52,752)            (5,455)
                                                                                                    -------            --------

CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                                                              (105)               (95)
Exercise of stock options                                                                               824                824
Increase (decrease) in notes payable to banks                                                            26               (767)
                                                                                                     ------              -----
NET CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES                                                  745                (38)
                                                                                                     ------              -----

Effect of exchange rate changes on cash                                                                 (25)              (581)
                                                                                                     ------              -----

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                (15,397)             9,311

Cash and cash equivalents, beginning of period                                                       61,988             44,309
                                                                                                   --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                            $46,591            $53,620
                                                                                                    =======            =======

SUPPLEMENTAL INFORMATION
Cash paid during the period:
     Interest expense                                                                                  $456               $528
     Income taxes                                                                                    $4,489             $6,791

     The Company purchased certain assets and assumed certain specified liabilities. In conjunction with the acquisition, liabilities were assumed as follows:
     Fair value of assets acquired                                                                  $32,867
     Cash paid                                                                                       24,813
                                                                                                   --------
     Liabilities assumed                                                                             $8,054

     See accompanying notes to condensed consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company has reclassified restricted cash as a separate line on the condensed consolidated balance sheet at October 30, 2005 and the statement of cash flows for the three months ended January 30, 2005. The condensed consolidated statement of cash flows now presents the changes in restricted cash and the changes in payables related to restricted cash as changes in investing activities, as compared to its previous inclusion in the net change in cash and cash equivalents (See Note I).

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 30, 2005. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

Restatement: The Company has restated its previously issued financial statements for the three month periods ended January 29, 2006 and January 30, 2005 as a result of conforming the Company's previously presented condensed consolidated statements of cash flows to that presented in the Form 10-Q for the six months ended April 30 2006, as related to restricted cash. Conforming changes have also been made in the Management's Discussion and Analysis section. The tables below reflect the restatements that were made to the condensed consolidated statements of cash flows for the three months ended January 29, 2006 and January 30, 2005. The tables reflect only items that have changed in these financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) --Continued

NOTE A--Basis of Presentation--Continued

Restatement:--Continued
-----------

                                                                                  Year Ended
                                                                                  ----------
                                                                         January               January
Consolidated Statements of Cash Flows                                   29, 2006              30, 2005
                                                                        --------              --------

Cash provided by (applied to) operating activities:
Changes in operating assets and liabilities:
Accounts payable - as previously reported                               ($17,000)             ($13,180)
   Change                                                                  3,599                11,178
                                                                        --------               -------
Accounts payable - as restated                                          ($13,401)              ($2,002)
                                                                        ========               =======

Net cash provided by operating activities - as previously reported       $33,036                $4,207
   Change                                                                  3,599                11,178
                                                                         -------               -------
Net cash provided by operating activities - as restated                  $36,635               $15,385
                                                                         =======               =======

Net cash (applied to) provided by investing activities
  - as previously reported                                              ($49,153)               $5,723
   Decrease in payables related to restricted cash                        (3,599)              (11,178)
                                                                        --------               -------
Net cash applied to investing activities - as restated                  ($52,752)              ($5,455)
                                                                        ========               =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) --Continued

NOTE B--Securitization Program

The Company has an accounts receivable securitization program ("Securitization Program"), which was amended in the first quarter of fiscal year 2006 and effective January 31, 2006 to increase the level from $150.0 million to $200.0 million and extend the maturity date to April 2008. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At January 29, 2006, TRFCO had purchased from Volt Funding a participation interest of $100.0 million out of a pool of approximately $257.5 million of receivables

The Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company. Accounts receivable are only reduced to reflect the fair value of receivables actually sold. The Company entered into this arrangement as it provided a low-cost alternative to other financing.

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

The Company incurred charges, in connection with the sale of receivables under the Securitization Program, of $1.3 million and $0.5 million in the first quarters of fiscal 2006 and fiscal 2005 respectively, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 5.2% and 3.8% per annum in the first quarters of fiscal 2006 and fiscal 2005, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) --Continued

NOTE B--Securitization Program--Continued

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


NOTE C--Inventories

Inventories of accumulated unbilled costs and materials by segment are as follows:

                                                                                 January 29,            October 30,
                                                                                        2006                   2005
                                                                                 -----------            -----------
                                                                                      (Dollars in thousands)
Telephone Directory                                                                  $10,616                $10,508
Telecommunications Services                                                           17,815                 17,734
Computer Systems                                                                       7,696                  5,516
                                                                                     -------                -------
Total                                                                                $36,127                $33,758
                                                                                     =======                =======

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

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


Note payable-other represents the amount due to Nortel Networks on February 15, 2006 (see Note J)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE E--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:

                                                                           January 29,              October 30,
                                                                                  2006                     2005
                                                                           -----------              -----------
                                                                                  (Dollars in thousands)
8.2% term loan (a)                                                             $13,625                 $13,730
Payable to Nortel Networks(b)                                                    2,000                   1,971
                                                                               -------                 -------
                                                                                15,625                  15,701
Less amounts due within one year                                                 2,442                   2,404
                                                                               -------                 -------
Total long-term debt                                                           $13,183                 $13,297
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


NOTE F--Stockholders' Equity

Changes in the major components of stockholders' equity for the three months ended January 29, 2006 are as follows:

                                                               Common                 Paid-In                 Retained
                                                                Stock                 Capital                 Earnings
                                                               ------                 -------                 --------
                                                                                   (In thousands)
Balance at October 30, 2005                                    $1,534                 $43,694                 $249,754
Stock options exercised - 39,290 shares                             4                     820
Net loss for the three months                                                                                     (377)
                                                               ------                 -------                 --------
Balance at January 29, 2006                                    $1,538                 $44,514                 $249,377
                                                               ======                 =======                 ========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

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

                                                                                       Three Months Ended
                                                                                ---------------------------------
                                                                                 January 29,          January 30,
                                                                                        2006                 2005
                                                                                 -----------          -----------
                                                                                          (In thousands)
Net loss                                                                               ($377)               ($808)
Foreign currency translation adjustments-net                                             387                 (114)
Unrealized gain on marketable securities-net                                              14                   19
                                                                                      ------               ------
Comprehensive income (loss)                                                              $24                ($903)
                                                                                       =====                =====


NOTE G--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                                                      Three Months Ended
                                                                               ----------------------------------
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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

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

Restricted cash at January 29, 2006 and October 30, 2005 of $22.5 million and $26.1 million, respectively, was restricted to cover obligations that were reflected in accounts payable at such dates. These amounts primarily relate to contracts with customers in which the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.


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

The Company is presently valuing both transactions to determine the final allocation of the purchase price to various types of potential intangible assets. The types of intangible assets being reviewed which might exist as of the consummation of the transactions are: the existing technology of the businesses, the value of their customer relationships, the value of trade names, the value of contract backlogs, the value of non-compete agreements and the value of their reseller network. The value of each of the intangible assets identified will be determined with the use of a discounted cash flow methodology. This methodology involves discounting forecasted revenues and earnings attributable to each of the potential intangible assets. The allocation, which is subject to finalization of certain adjustments, is expected to be completed before the end of fiscal 2006.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

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

                                                                  Pro Forma Results
                                                                  Three Months Ended
                                                                  ------------------
                                                        January 29,              January 30,
                                                               2006                     2005
                                                        -----------              -----------
                                                        (In thousands, except per share data)
         Net sales                                          $553,447                 $503,702
                                                            ========                 ========
         Operating income                                     $2,475                   $3,292
                                                              ======                   ======
         Net income                                             $667                   $1,220
                                                                ====                   ======

         Earnings per share
         Basic and Diluted                                     $0.04                   $0.08
                                                               =====                   =====

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

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


The following table represents the balance of intangible assets subject to amortization:


                                                 January 29,         October 30,
                                                        2006                2005
                                                 -----------         -----------
                                                     (Dollars in thousands)

Intangible assets                                    $35,610             $16,310
Accumulated amortization                               1,833               1,396
                                                     -------             -------
Net carrying value                                   $33,777             $14,914
                                                     =======             =======


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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

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

                                                           Three Months Ended
                                                            January 30, 2005
                                                           ------------------

                                                         (In thousands, except
                                                          per share amounts)

      Net loss as reported                                                ($808)
      Pro forma compensation expense, net of taxes                          (31)
                                                                          ------
      Pro forma net loss                                                  ($839)
                                                                          ======

      Pro forma net loss per share-basic and diluted                     ($0.05)
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

                                                                                   Three Months Ended
                                                                                  -------------------
                                                                       January 29,                 January 30,
                                                                              2006                        2005
                                                                       -----------                 -----------

                                                                              (Dollars in thousands)
Net Sales:
---------

Staffing Services
   Traditional Staffing                                                   $445,627                    $414,094
   Managed Services                                                        251,076                     297,432
                                                                          --------                    --------
   Total Gross Sales                                                       696,703                     711,526
   Less: Non-recourse Managed Services                                    (239,061)                   (291,193)
                                                                          --------                    --------
   Net Staffing Services Sales                                             457,642                     420,333
Telephone Directory                                                         15,785                      15,704
Telecommunications Services                                                 40,114                      25,204
Computer Systems                                                            41,274                      41,194
Elimination of intersegment sales                                           (5,307)                     (4,600)
                                                                          --------                    --------

Total Net Sales                                                           $549,508                    $497,835
                                                                          ========                    ========

Segment Operating Profit (Loss):
--------------------------------
Staffing Services                                                           $4,829                      $2,453
Telephone Directory                                                          2,261                       2,107
Telecommunications Services                                                    768                      (2,429)
Computer Systems                                                             5,749                       7,514
                                                                          --------                    --------
Total Segment Operating Profit                                              13,607                       9,645

General corporate expenses                                                 (11,888)                     (8,307)
                                                                          --------                    --------
Total Operating Profit                                                       1,719                       1,338

Interest income and other (expense)-net                                       (573)                       (456)
Foreign exchange loss-net                                                     (253)                       (162)
Interest expense                                                              (456)                       (512)
                                                                          --------                    --------

Income Before Minority Interest and Income Taxes
                                                                              $437                        $208
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



RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------

                                                            Three Months Ended
                                                            ------------------
                                                January 29, 2006           January 30, 2005
                                                ----------------           ----------------
Staffing Services                                          % of                      % of         Favorable          Favorable
------------------                                          Net                        Net     (Unfavorable)      (Unfavorable)
(Dollars in Millions)                         Dollars     Sales         Dollars      Sales         $ Change           % Change
                                              -------     -----         -------      -----         --------           --------
-----------------------------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)                         $445.6                    $414.1                       $31.5               7.6%
-----------------------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)                  $251.1                    $297.4                      ($46.3)            (15.6%)
-----------------------------------------------------------------------------------------------------------------------------------
Sales (Net) *                                  $457.6                    $420.3                       $37.3               8.9%
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $66.2      14.5%          $61.7       14.7%            $4.5               7.4%
-----------------------------------------------------------------------------------------------------------------------------------
Overhead                                        $61.4      13.4%          $59.2       14.1%           ($2.2)             (3.7%)
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                 $4.8       1.1%           $2.5        0.6%            $2.3              96.0%
-----------------------------------------------------------------------------------------------------------------------------------

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

                                                                     Three Months Ended
                                                                     ------------------
                                                           January 29, 2006         January 30, 2005
                                                           ----------------         ----------------
Technical Placement
Division                                                   % of                       % of        Favorable          Favorable
--------                                                    Net                        Net     (Unfavorable)      (Unfavorable)
(Dollars in Millions)                         Dollars     Sales         Dollars      Sales         $ Change           % Change
                                              -------     -----         -------      -----         --------           --------
----------------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                                  $522.5                    $543.2                      ($20.7)             (3.8%)
----------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                    $289.3                    $257.9                       $31.4              12.2%
----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $43.6     15.1%           $41.5      16.1%             $2.1               5.1%
----------------------------------------------------------------------------------------------------------------------------------
Overhead                                        $38.3     13.2%           $36.1      14.0%            ($2.2)             (6.2%)
----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                 $5.3      1.8%            $5.4       2.1%            ($0.1)             (2.4%)
----------------------------------------------------------------------------------------------------------------------------------

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

                                                                     Three Months Ended
                                                                     ------------------
                                                           January 29, 2006         January 30, 2005
                                                           ----------------         ----------------
Administrative &
Industrial Division                                        % of                       % of        Favorable          Favorable
-------------------                                         Net                        Net     (Unfavorable)      (Unfavorable)
(Dollars in Millions)                         Dollars     Sales         Dollars      Sales         $ Change           % Change
                                              -------     -----         -------      -----         --------           --------
----------------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                                  $174.2                    $168.3                        $5.9                3.7%
----------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                    $168.3                    $162.4                        $5.9                3.5%
----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $22.6      13.4%          $20.2      12.4%             $2.4               12.2%
----------------------------------------------------------------------------------------------------------------------------------
Overhead                                        $23.1      13.7%          $23.1      14.2%              -                 (0.3%)
----------------------------------------------------------------------------------------------------------------------------------
Operating Loss                                  ($0.5)     (0.3%)         ($2.9)     (1.8%)            $2.4               84.1%
----------------------------------------------------------------------------------------------------------------------------------


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


TELEPHONE DIRECTORY
-------------------

                                                                     Three Months Ended
                                                                     ------------------
                                                           January 29, 2006         January 30, 2005
                                                           ----------------         ----------------
Telephone Directory                                        % of                       % of        Favorable          Favorable
-------------------                                         Net                        Net     (Unfavorable)      (Unfavorable)
(Dollars in Millions)                         Dollars     Sales         Dollars      Sales         $ Change           % Change
                                              -------     -----         -------      -----         --------           --------
----------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                     $15.8                     $15.7                        $0.1               0.5%
----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     $7.8     49.3%            $8.3      53.0%            ($0.5)             (6.5%)
----------------------------------------------------------------------------------------------------------------------------------
Overhead                                         $5.5     35.0%            $6.2      39.6%             $0.7              11.2%
----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                 $2.3     14.3%            $2.1      13.4%             $0.2               7.3%
----------------------------------------------------------------------------------------------------------------------------------


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 29, 2006 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 2005--Continued

TELECOMMUNICATIONS SERVICES
---------------------------

                                                                     Three Months Ended
                                                                     ------------------
                                                           January 29, 2006         January 30, 2005
                                                           ----------------         ----------------
Telecommunications                                         % of                       % of        Favorable          Favorable
------------------                                          Net                        Net     (Unfavorable)      (Unfavorable)
(Dollars in Millions)                         Dollars     Sales         Dollars      Sales         $ Change           % Change
                                              -------     -----         -------      -----         --------           --------
----------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                     $40.1                     $25.2                       $14.9              59.2%
---------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     $9.8     24.5%            $4.5      17.7%             $5.3             120.0%
----------------------------------------------------------------------------------------------------------------------------------
Overhead                                         $9.0     22.5%            $6.9      27.3%            ($2.1)            (30.9%)
----------------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                          $0.8      2.0%           ($2.4)     (9.6%)            $3.2             131.6%
----------------------------------------------------------------------------------------------------------------------------------


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 29, 2006 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 2005--Continued

COMPUTER SYSTEMS
----------------

                                                                     Three Months Ended
                                                                     ------------------
                                                           January 29, 2006         January 30, 2005
                                                           ----------------         ----------------

Computer Systems                                           % of                       % of        Favorable          Favorable
----------------                                            Net                        Net     (Unfavorable)      (Unfavorable)
(Dollars in Millions)                         Dollars     Sales         Dollars      Sales         $ Change           % Change
                                              -------     -----         -------      -----         --------           --------
----------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                     $41.3                     $41.2                        $0.1               0.2%
----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $21.9     53.1%           $21.9      53.1%              -                 1.0%
----------------------------------------------------------------------------------------------------------------------------------
Overhead                                        $16.2     39.1%           $14.4      34.9%            ($1.8)            (12.4%)
----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                 $5.7     14.0%            $7.5      18.2%            ($1.8)            (23.5%)
----------------------------------------------------------------------------------------------------------------------------------


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 29, 2006 COMPARED
TO THE THREE MONTHS ENDED JANUARY 30, 2005--Continued

RESULTS OF OPERATIONS -- OTHER
------------------------------

                                                                     Three Months Ended
                                                                     ------------------
                                                           January 29, 2006         January 30, 2005
                                                           ----------------         ----------------
Other                                                      % of                       % of        Favorable          Favorable
-----                                                       Net                        Net     (Unfavorable)      (Unfavorable)
(Dollars in Millions)                         Dollars     Sales         Dollars      Sales         $ Change           % Change
                                              -------     -----         -------      -----         --------           --------
----------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                        $24.5      4.5%           $20.8       4.2%          ($3.7)              (17.5%)
----------------------------------------------------------------------------------------------------------------------------------
Depreciation& Amortization                       $7.9      1.4%            $7.5       1.5%          ($0.4)               (4.8%)
----------------------------------------------------------------------------------------------------------------------------------
Interest Income                                  $1.0      0.1%            $0.6       0.1%           $0.4                85.4%
----------------------------------------------------------------------------------------------------------------------------------
Other Expense                                   ($1.6)    (0.2%)          ($1.0)     (0.2%)         ($0.6)              (58.6%)
----------------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Loss                           ($0.3)      -             ($0.2)       -            ($0.1)              (55.6%)
----------------------------------------------------------------------------------------------------------------------------------
Interest Expense                                ($0.5)    (0.1%)          ($0.5)     (0.1%)           -                 (10.9%)
----------------------------------------------------------------------------------------------------------------------------------


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

Operating activities provided $36.6 million of cash in the first three-months of fiscal 2006 compared to $15.4 million in the first three months of fiscal 2005.

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

Changes in operating assets and liabilities produced $27.5million of cash, net, in the first three months of fiscal 2006 principally due to a decrease in the level of accounts receivable of $41.7 million and an increase in deferred income and other liabilities of $8.4 million, partially offset by a decreases in accounts payable of $13.4 million and income taxes payable of $4.2 million, and increases in prepaid expenses and other current assets of $4.2 million and inventories of $1.1 million. In the first three months of fiscal 2005, changes in operating assets and liabilities provided $6.2 million of cash, net, principally due to a decrease in the level of accounts receivable of $28.5 million and a decrease in prepaid expenses and other current assets of $1.6 million, partially offset by a reduction in securitization of receivables of $10.0 million, a decrease in income taxes payable of $6.8 million, a decrease in accrued expenses of $4.7 million and a decrease in the level of accounts payable of $2.0 million

The principal factors in the $52.8 million of cash applied to investing activities for the first three months of fiscal 2006 was expenditures of $46.8 million for acquisitions and net additions of $6.1 million for the property, plant and equipment. The principal factor in the $5.5 million of cash applied to investing activities for the first three months of fiscal 2005 was net additions of $5.9 million to property, plant and equipment.

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

Interest Rate Market Risk                                 Payments Due By Period as of January 29, 2006
-------------------------                                 ---------------------------------------------
                                                                 Less than         1-3            3-5      After 5
                                                      Total        1 year         Years          Years      Years
                                                      -----      ---------        -----          -----     -------
                                                                  (Dollars in thousands of US$)
Cash and Cash Equivalents and
-----------------------------
   Restricted Cash
   ---------------
Money Market and Cash Accounts                      $69,123       $69,123
Weighted Average Interest Rate                         3.9%          3.9%
                                                    -------       -------
Total Cash, Restricted Cash and
   Cash Equivalents                                 $46,591       $46,591
                                                    =======       =======


Securitization Program
----------------------
Accounts Receivable Securitization                 $100,000      $100,000
Finance Rate                                           5.0%          5.0%
                                                   --------      --------
Securitization Program                             $100,000      $100,000
                                                   ========      ========


Debt
----
Term Loan                                           $13,625           $442       $1,567         $1,279     $10,337
Interest Rate                                          8.2%           8.2%         8.2%           8.2%        8.2%

Payable to Nortel Networks                           $2,000         $2,000
Weighted Average Interest Rate                         6.0%           6.0%

Notes Payable to Banks                               $6,621         $6,621
Weighted Average Interest Rate                         4.1%           4.1%

Note Payable - other                                $36,750        $36,750
Weighted Average Interest Rate                           -              -           -              -           -
                                                    -------        -------       ------         ------     -------
Total Debt                                          $58,996        $45,813       $1,567         $1,279     $10,337
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


                                                 VOLT INFORMATION SCIENCES, INC.
                                                          (Registrant)



                                                 BY: /s/ Jack Egan
                                                     -------------
Date:  June 21, 2006                                 Jack Egan
                                                     Senior Vice President and
                                                     Principal Financial Officer

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