Form 10-K/A
period 2005-10-30
VOLT INFORMATION SCIENCES, INC.
filed 2006-06-28
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           FORM 10-K/A Amendment No. 2

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

Introduction and Purpose of Amendment

The second amended Form 10-K for the fiscal year ended October 30, 2005 is being filed to correct the Introduction and Purpose of Amendment contained in the Company's Form 10-K/A (Amendment No. 1) filed on June 22, 2006 to correct an error in the Company's treatment of restricted cash to read as follows:

In the Form 10-K/A, the Company corrected an error in the way it had previously reported (i) cash and cash equivalents and restricted cash to show them as separate line items on its consolidated balance sheets and (ii) changes in restricted cash and changes in payables related to restricted cash on its consolidated statements of cash flows to show them under investing activities rather than under operating activities. Conforming changes have also been made in the Management Discussion and Analysis section and Note A to the consolidated financial statements.

In addition, Form 10-K/A included Notes J and Q of the Notes to Consolidated Financial Statements, which have been revised to provide disclosures that explain the method and assumptions used by management to determine the valuation of business acquisitions.

With the exception of the changes in the consolidated statements of cash flows and the separation of restricted cash (previously reported parenthetically) in the consolidated balance sheets, as described below, and the changes in Notes A, J and Q, there were no other changes to the financial statements. The changes noted herein, do not have an effect on the Company's results of operations or financial condition.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents increased by $17.7 million to $62.0 million in fiscal 2005, increased by $1.1 million to $44.3 million in fiscal 2004 and increased by $11.0 million to $43.2 million in fiscal 2003. The Company previously reported restricted cash of $26.1 million, $43.7 million and $18.9 million as part of cash and cash equivalents as of October 30, 2005, October 31, 2004 and November 3, 2003, respectively. This restricted cash is held in escrow primarily for ProcureStaff customers. The amendment corrects an error in the Company's presentation of cash and cash equivalents and restricted cash to show them as separate line items on its consolidated balance sheets, and changes in restricted cash and payables related to restricted cash on its consolidated statements of cash flows to present them as investing activities rather than to present them as operating activities.

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

                                                           /s/ Ernst & Young LLP

New York, New York
January 16, 2006, except for the second paragraph of Note A, which is as of June 27, 2006

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

Restatement: The Company has restated its previously issued financial statements for fiscal years 2003 through 2005 to correct an error in the way it had previously presented (i) cash and cash equivalents and restricted cash to show them as separate line items on its consolidated balance sheets and (ii) changes in restricted cash and payables related to restricted cash on its consolidated statements of cash flows to show them under investing activities rather than under operating activities.

In addition, Note J and Q of the Notes to the Consolidated Financial Statements have been revised to provide disclosures that explain the method and assumptions used by management to determine the valuation of business acquisitions.

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
                                                                                =======             =======            ========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Restatement:--Continued

                                                                                Year Ended
                                                                                ----------
                                                                 October 30,     October 31,     November 2,
                                                                       2005            2004            2003
Consolidated Statements of Cash Flows                            -----------     -----------     -----------
                                                                                (In thousands)
Net cash used in investing activities --
- as previously reported                                           ($26,411)       ($10,111)       ($17,435)
  Decrease (increase) in restricted cash                             17,591         (24,852)         (7,412)
  (Decrease) increase in payables related to restricted cash        (17,591)         24,852           7,412
                                                                 -----------     -----------     -----------
Net cash used in investing activities - as restated                ($26,411)       ($10,111)       ($17,435)
                                                                 ===========     ===========     ===========

Net increase in cash and cash equivalents
- as previously reported                                                $88         $25,974         $18,437
 Change                                                              17,591         (24,852)         (7,412)
                                                                 -----------     -----------     -----------
Net increase in cash and cash equivalents
- as restated                                                       $17,679          $1,122         $11,025
                                                                 ===========     ===========     ===========


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

                                                VOLT INFORMATION SCIENCES, INC.

Dated:      New York, New York                  By: /s/ Jack Egan
            June 27, 2006                           -------------
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