Form 10-Q/A
period 2006-01-29
VOLT INFORMATION SCIENCES, INC.
filed 2006-06-28
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           FORM 10-Q/A Amendment No.2

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

Introduction and Purpose of Amendment

The second amended Form 10-Q for the three months ended January 29, 2006 is being filed to correct the Introduction and Purpose of Amendment contained in the Company's Form 10-Q/A Amendment No. 1 filed on June 22, 2006 to correct an error in the Company's treatment of restricted cash to read as follows:

The Form 10-Q/A, the Company corrected an error in the way it had previously reported changes in payables related to restricted cash on its condensed consolidated statements of cash flows to show them under investing activities rather than under operating activities. Conforming changes have also been made in Note A to the Notes to Condensed Consolidated Financial Statements.

In addition, Note J of the Notes to the Condensed Consolidated Financial Statements has been revised to provide disclosures that explain the method and assumptions used by management to determine the valuation of business acquisitions.

With the exception of the changes in the consolidated statements of cash flows, as described below, and the changes to Notes A and J, there were no other changes to the financial statements. The changes noted herein do not have an effect on the Company's results of operations or financial condition.

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

Restatement: The Company has restated its previously issued financial statements for the three month periods ended January 29, 2006 and January 30, 2005 to correct an error in the way it had previously presented changes in payables related to restricted cash on its condensed consolidated statements of cash flows to show them under investing activities rather than under operating activities. Conforming changes have also been made in the Management's Discussion and Analysis section.

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


                                                 VOLT INFORMATION SCIENCES, INC.
                                                          (Registrant)



                                                 BY: /s/ Jack Egan
                                                     -------------
Date:  June 27, 2006                                 Jack Egan
                                                     Senior Vice President and
                                                     Principal Financial Officer

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