Form 10-Q
period 2006-07-30
VOLT INFORMATION SCIENCES, INC.
filed 2006-09-08
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Nine Months Ended July 30, 2006.

        Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               ----------------       ----------------

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

The number of shares of the registrant's common stock, $.10 par value, outstanding as of September 1, 2006 was 15,634,938.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of Operations (Unaudited) --
            Nine and Three Months Ended July 30, 2006 and July 31, 2005      3

            Condensed Consolidated Balance Sheets --
            July 30, 2006 (Unaudited) and October 30, 2005                   4

            Condensed Consolidated Statements of Cash Flows (Unaudited) --
            Nine Months Ended July 30, 2006 and July 31, 2005                5

            Notes to Condensed Consolidated Financial Statements             7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       16

Item 3.     Quantitative and Qualitative Disclosures about Market Risk      41

Item 4.     Controls and Procedures                                         43


PART II - OTHER INFORMATION

Item 1A.    Risk Factors                                                    44

Item 6.     Exhibits                                                        45

SIGNATURE                                                                   45

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                       Nine Months Ended                 Three Months Ended
                                                                       -----------------                 ------------------
                                                                 July 30,           July 31,         July 30,           July 31,
                                                                    2006               2005             2006               2005
                                                                -----------       -----------       -----------       -----------
                                                                              (In thousands, except per share amounts)

NET SALES                                                       $1,728,233        $1,587,395          $584,914          $543,515

COST AND EXPENSES:
  Cost of sales                                                  1,595,568         1,477,068           535,728           502,572
  Selling and administrative                                        71,061            65,964            23,889            22,941
  Depreciation and amortization                                     26,022            22,627             9,075             7,600
                                                                -----------       -----------       -----------       -----------
                                                                 1,692,651         1,565,659           568,692           533,113
                                                                -----------       -----------       -----------       -----------

OPERATING  PROFIT                                                   35,582            21,736            16,222            10,402

OTHER INCOME (EXPENSE):
  Interest income                                                    2,383             1,868               724               746
  Other expense-net                                                 (5,721)           (2,911)           (1,818)           (1,043)
  Foreign exchange (loss) gain-net                                    (707)             (116)             (351)              144
  Interest expense                                                  (1,402)           (1,382)             (499)             (428)
                                                                -----------       -----------       -----------       -----------
  Income before minority interest and income taxes                  30,135            19,195            14,278             9,821

Minority interest                                                   (1,021)           (4,704)                 -           (1,451)
                                                                -----------       -----------       -----------       -----------
Income before income taxes                                          29,114            14,491            14,278             8,370
Income tax provision                                               (12,028)           (5,806)           (5,925)           (3,404)
                                                                -----------       -----------       -----------       -----------
NET INCOME                                                         $17,086            $8,685            $8,353            $4,966
                                                                ===========       ===========       ===========       ===========

                                                                                           Per Share Data
Basic:
  Net income                                                         $1.11             $0.57             $0.54             $0.32
                                                                ===========       ===========       ===========       ===========
Weighted average number of shares                                   15,444            15,314            15,559            15,328
                                                                ===========       ===========       ===========       ===========
Diluted:
  Net income                                                         $1.11             $0.56             $0.53             $0.32
                                                                ===========       ===========       ===========       ===========
Weighted average number of shares                                   15,544            15,427            15,679            15,392
                                                                ===========       ===========       ===========       ===========

                              See accompanying notes to condensed consolidated financial statements (unaudited).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                                July 30,             October 30,
                                                                                                   2006                    2005
                                                                                            (Unaudited)               (Audited)
                                                                                            -----------              -----------
ASSETS                                                                                      (In thousands, except share amounts)
CURRENT ASSETS
  Cash and cash equivalents                                                                    $45,258                  $61,988
  Restricted cash                                                                               23,846                   26,131
  Short-term investments                                                                         4,410                    4,213
  Trade accounts receivable less allowances of $7,318 and $7,527, respectively                 360,597                  399,677
  Inventories                                                                                   36,360                   33,758
  Deferred income taxes                                                                          8,522                   10,246
  Prepaid expenses and other assets                                                             25,779                   19,788
                                                                                            -----------              -----------
TOTAL CURRENT ASSETS                                                                           504,772                  555,801

Investment in securities                                                                           160                      141
Property, plant and equipment, net                                                              78,750                   83,272
Deposits and other assets                                                                        1,741                    1,961
Goodwill                                                                                        50,523                   32,623
Intangible assets, net                                                                          34,332                   14,914
                                                                                            -----------              -----------
TOTAL ASSETS                                                                                  $670,278                 $688,712
                                                                                            ===========              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks                                                                       $10,410                   $6,622
  Current portion of long-term debt                                                                461                    2,404
  Accounts payable                                                                             172,762                  172,788
  Accrued wages and commissions                                                                 56,776                   55,081
  Accrued taxes other than income taxes                                                         18,855                   17,586
  Accrued insurance and other accruals                                                          34,007                   35,173
  Deferred income and other liabilities                                                         30,101                   30,628
  Income tax payable                                                                               946                    1,686
                                                                                            -----------              -----------
TOTAL CURRENT LIABILITIES                                                                      324,318                  321,968

Accrued insurance                                                                                   -                     1,630
Long-term debt                                                                                  12,948                   13,297
Deferred income taxes                                                                           13,561                   13,358

Minority interest                                                                                   -                    43,444

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
  Common stock, par value $.10; Authorized--30,000,000 shares; issued and
    outstanding--15,616,358 shares (2006) and 15,339,255 shares (2005)                           1,562                    1,534
  Paid-in capital                                                                               50,567                   43,694
  Retained earnings                                                                            266,840                  249,754
  Accumulated other comprehensive income                                                           482                       33
                                                                                            -----------              -----------
TOTAL STOCKHOLDERS' EQUITY                                                                     319,451                  295,015
                                                                                            -----------              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $670,278                 $688,712
                                                                                            ===========              ===========

                         See accompanying notes to condensed consolidated financial statements (unaudited).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                                                     Nine Months Ended
                                                                                                     -----------------
                                                                                             July 30,                 July 31,
                                                                                                2006                     2005
                                                                                            -----------              -----------
                                                                                                                     (Restated)
                                                                                                       (In thousands)

CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES
Net income                                                                                     $17,086                   $8,685
Adjustments to reconcile net income to cash provided by (applied to) operating activities:
    Depreciation and amortization                                                               26,022                   22,627
    Accounts receivable provisions                                                               2,557                    3,138
    Minority interest                                                                            1,021                    4,704
    Loss on disposition of fixed assets                                                             11                      122
    Loss on foreign currency translation                                                            14                       48
    Deferred income tax (benefit)                                                               (1,511)                  (2,349)
    Share-based compensation expense related to employee stock options                              57                        -
    Excess tax benefits from share-based compensation                                              (88)                       -
Changes in operating assets and liabilities:
    Accounts receivable                                                                         36,280                    9,926
    Securitization of accounts receivable                                                       10,000                   25,000
    Inventories                                                                                 (2,595)                  (4,544)
    Prepaid expenses and other current assets                                                   (5,474)                  (5,106)
    Other assets                                                                                   219                     (954)
    Accounts payable                                                                             1,936                  (10,765)
    Accrued expenses                                                                            (3,544)                  (3,364)
    Deferred income and other liabilities                                                       (2,719)                  (5,317)
    Income taxes payable                                                                           (86)                  (5,170)
                                                                                            -----------              -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      $79,186                  $36,681
                                                                                            -----------              -----------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) -- Continued

                                                                                                     Nine Months Ended
                                                                                                     -----------------
                                                                                              July 30,                 July 31,
                                                                                                 2006                     2005
                                                                                            -----------              -----------
                                                                                                                      (Restated)
                                                                                                       (In thousands)

CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES
Sales of investments                                                                              $975                     $969
Purchases of investments                                                                        (1,090)                    (652)
Decrease in restricted cash                                                                      2,285                   19,554
Decrease in payables related to restricted cash                                                 (2,285)                 (19,554)
Acquisitions - business                                                                        (83,503)                       -
Acquisition - directory assistance data                                                         (1,929)                       -
Proceeds from disposals of property, plant and equipment                                         1,366                      444
Purchases of property, plant and equipment                                                     (18,035)                 (17,407)
                                                                                            -----------              -----------
NET CASH APPLIED TO INVESTING ACTIVITIES                                                      (102,216)                 (16,646)
                                                                                            -----------              -----------
CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                                                       (2,321)                    (296)
Exercise of stock options                                                                        5,276                    1,228
Excess tax benefits from share-based compensation                                                   88                        -
Increase in borrowings                                                                           3,654                      124
                                                                                            -----------              -----------
NET CASH PROVIDED BY  FINANCING ACTIVITIES                                                       6,697                    1,056
                                                                                            -----------              -----------

Effect of exchange rate changes on cash                                                           (397)                    (545)
                                                                                            -----------              -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (16,730)                  20,546

Cash and cash equivalents, beginning of period                                                  61,988                   44,309
                                                                                            -----------              -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $45,258                  $64,855
                                                                                            ===========              ===========


SUPPLEMENTAL INFORMATION
  Cash paid during the period:
    Interest expense                                                                            $1,372                   $1,422
    Income taxes                                                                               $13,568                  $13,140
  Non-cash financing activities:
    Tendered common stock for stock option exercises                                               $72                        -


                         See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at July 30, 2006 and consolidated results of operations for the nine and three months ended July 30, 2006 and July 31, 2005 and consolidated cash flows for the nine months ended July 30, 2006 and July 31, 2005.

Prior to October 31, 2005, the Company elected to follow Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for its Non-Qualified Stock Option Plan under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant. Effective October 31, 2005, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment" and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized in the nine month period ended July 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The Company has reclassified restricted cash as a separate line on the statement of cash flows for the nine months ended July 31, 2005. The condensed consolidated statement of cash flows present the changes in restricted cash and payables related to restricted cash as changes in investing activities, as compared to its previous inclusion in the net change in cash and cash equivalents and accounts payable (See Note I).

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K/A for the year ended October 30, 2005. Except as described above, the accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

NOTE B -- Securitization Program

The Company has an accounts receivable securitization program ("Securitization Program"), which was amended effective January 31, 2006 to increase the level from $150.0 million to $200.0 million and amended effective August 31, 2006 to extend the maturity date to April 2009. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At July 30, 2006, TRFCO had purchased from Volt Funding a participation interest of $110.0 million out of a pool of approximately $270.8 million of receivables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE B -- Securitization Program -- Continued

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

The Company incurred charges, related to the Securitization Program, of $5.0 million and $1.6 million in the nine and three months ended July 30, 2006, respectively, compared to $2.2 million and $0.9 million in the nine and three months ended July 31, 2005, respectively, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 5.5% per annum and 4.0% per annum in the nine-month 2006 and 2005 fiscal periods, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated that the retained interest in receivables approximated fair values.

At July 30, 2006 and October 30, 2005, the Company's carrying retained interest in a revolving pool of receivables was approximately $159.8 million and $182.5 million, respectively, net of a service fee liability, out of a total pool of approximately $270.8 million and $283.3 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $110.0 million and $100.0 million at July 30, 2006 and October 30, 2005, respectively. Accordingly, the trade accounts receivable included on the July 30, 2006 and October 30, 2005 balance sheets have been reduced to reflect the participation interest sold of $110.0 million and $100.0 million, respectively.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof, from a nationally recognized rating organization. At July 30, 2006, the Company was in compliance with all requirements of the Securitization Program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) -- Continued

NOTE C -- Inventories

Inventories of accumulated unbilled costs, principally work in process, and materials by segment are as follows:

                                                July 30,           October 30,
                                                   2006                  2005
                                              -----------          -----------
                                                       (In thousands)

Telephone Directory                              $13,093              $10,508
Telecommunications Services                       18,425               17,734
Computer Systems                                   4,842                5,516
                                              -----------          -----------
Total                                            $36,360              $33,758
                                              ===========          ===========

The cumulative amounts billed under service contracts at July 30, 2006 and October 30, 2005 of $8.9 million and $9.6 million, respectively, are credited against the related costs in inventory.

NOTE D -- Short-Term Borrowings

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

Borrowings  under the Credit  Facility  are to bear  interest  at  various  rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the rating of the facility as provided by a nationally recognized rating agency. As amended, in lieu of the previous borrowing base formulation, the Credit Agreement now requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at July 30, 2006, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.3% per annum, including a facility fee of 0.3% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) -- Continued

NOTE D -- Short-Term Borrowings -- Continued

expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At July 30, 2006, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At July 30, 2006, four of those guarantors have pledged approximately $40.6 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

At July 30, 2006, the Company had total outstanding foreign currency bank borrowings of $10.4 million, $6.4 million of which were under the Credit Agreement. These bank borrowings provide a hedge against devaluation in foreign currency denominated assets.


NOTE E -- Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:
                                                July 30,           October 30,
                                                   2006                  2005
                                              -----------          -----------
                                                       (In thousands)

8.2% term loan (a)                               $13,409              $13,730
Payable to Nortel Networks (b)                         -                1,971
                                              -----------          -----------
                                                  13,409               15,701
Less amounts due within one year                     461                2,404
                                              -----------          -----------
Total long-term debt                             $12,948              $13,297
                                              ===========          ===========


(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $13.4 million at July 30, 2006. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at July 30, 2006 of $9.9 million. The obligation is guaranteed by the Company.

(b)  Paid to Nortel Networks in February 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) -- Continued

NOTE F -- Stockholders' Equity

Changes in the major components of stockholders' equity for the nine months ended July 30, 2006 are as follows:

                                                               Common                 Paid-In                Retained
                                                               Stock                  Capital                Earnings
                                                             ---------               ---------               ---------
                                                                                   (In thousands)

Balance at October 30, 2005                                    $1,534                 $43,694                $249,754
Stock options exercised -- 277,103 shares                          28                   6,873                       -
Net income for the nine months                                      -                       -                  17,086
                                                             ---------               ---------               ---------
Balance at July 30, 2006                                       $1,562                 $50,567                $266,840
                                                             =========               =========               =========

Another component of stockholders' equity, the accumulated other comprehensive loss, consists of cumulative unrealized foreign currency translation adjustments, net of taxes, a gain of $446,000 and a loss of $28,000 at July 30, 2006 and October 30, 2005, respectively, and an unrealized gain, net of taxes, of $36,000 and $61,000 in marketable securities at July 30, 2006 and October 30, 2005, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive loss as follows:

                                                                 Nine Months Ended                 Three Months Ended
                                                                 -----------------                 ------------------
                                                              July 30,         July 31,         July 30,        July 31,
                                                                 2006             2005             2006            2005
                                                              --------         --------         --------        --------
                                                                                     (In thousands)

Net income                                                    $17,086           $8,685           $8,353          $4,966
Foreign currency translation adjustments, net                     474             (263)            (210)            (32)
Unrealized (loss) gain on marketable securities, net              (25)              24              (46)             30
                                                              --------         --------         --------        --------
Comprehensive income                                          $17,535           $8,446           $8,097          $4,964
                                                              ========         ========         ========        ========

NOTE G -- Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                                   Nine Months Ended                    Three Months Ended
                                                                   -----------------                    ------------------
                                                              July 30,           July 31,            July 30,           July 31,
                                                                 2006               2005                2006               2005
                                                            -----------        -----------         -----------        -----------
Denominator for basic earnings per share:
    Weighted average number of shares                       15,444,151         15,314,088          15,558,597         15,327,506

Effect of dilutive securities:
    Employee stock options                                      99,359            112,639             120,562             64,565
                                                            -----------        -----------         -----------        -----------
Denominator for diluted earnings per share:
    Adjusted weighted average number of shares              15,543,510         15,426,727          15,679,159         15,392,071
                                                            ===========        ===========         ===========        ===========

Options to purchase 2,000 and 133,785 shares of the Company's common stock were outstanding at July 30, 2006 and July 31, 2005, respectively, but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) -- Continued

NOTE H -- Segment Disclosures

Financial  data  concerning  the Company's  sales and segment  operating  profit
(loss) by reportable operating segment for the nine and three months ended July 30, 2006 and July 31, 2005, starting on page 22 of this Report, is an integral part of these condensed consolidated financial statements.

During the nine months ended July 30, 2006, consolidated assets decreased by $18.4 million primarily due to an increase in the use of the Company's Securitization Program resulting in a decrease of accounts receivable as well as a decrease in cash and cash equivalents, partially offset by increases in goodwill and intangible assets due to acquisitions (See Note J).

NOTE I -- Derivative Financial Instruments, Hedging and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts, foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At July 30, 2006, the Company had an outstanding foreign currency option contract in the nominal amount equivalent to $2.8 million, which approximated its net investment in foreign operations and is accounted for as a hedge under SFAS No. 52, "Foreign Currency Translation."

Restricted cash at July 30, 2006 and October 30, 2005 was approximately $23.8 million and $26.1 million, respectively, restricted to cover obligations that were reflected in accounts payable at such dates. These amounts primarily relate to contracts with customers in which the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.

NOTE J -- Acquisition of Businesses

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

The Company is presently valuing both transactions to determine the final allocation of the purchase price to various types of potential intangible assets. The types of intangible assets being reviewed which might exist as of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) -- Continued

NOTE J -- Acquisition of Businesses -- Continued

consummation of the transactions are: the existing technology of the businesses, the value of their customer relationships, the value of trade names, the value of contract backlogs, the value of non-compete agreements and the value of their reseller network. The value of each of the intangible assets identified will be determined with the use of a discounted cash flow methodology. This methodology involves discounting forecasted revenues and earnings attributable to each of the potential intangible assets. The allocation, which is subject to finalization of certain adjustments, is expected to be completed before the end of fiscal 2006.

The assets and liabilities of Varetis Solutions are accounted for under the purchase method of accounting at the date of acquisition at their fair values. The results of operations have been included in the Consolidated Statements of Operations since the acquisition date.

The preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed and established is as follows:

                                                  (In thousands)

         Cash                                            $3,310
         Accounts receivable                              8,878
         Inventories                                          7
         Prepaid expenses and other assets                  324
         Property, plant and equipment                    1,318
         Goodwill                                        10,896
         Intangible assets                               15,300
         Accrued wages and commissions                   (1,012)
         Other accrued expenses                          (3,325)
         Other liabilities                               (1,741)
         Income taxes                                    (1,266)
         Deferred income tax                             (7,876)
                                                        --------
         Purchase price                                 $24,813
                                                        ========

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

                                                         Pro Forma Results
                                                         -----------------
                                     Nine Months Ended                       Three Months Ended
                                     -----------------                       ------------------
                                July 30,            July 31,            July 30,             July 31,
                                   2006                2005                2006                 2005
                              -----------         -----------         -----------          -----------
                                              (In thousands, except per share amounts)

Net sales                     $1,732,172          $1,603,612            $584,914             $548,414
                              ===========         ===========         ===========          ===========
Operating profit                 $36,117             $23,439             $16,247              $10,665
                              ===========         ===========         ===========          ===========
Net income                       $17,999             $12,445              $8,367               $5,971
                              ===========         ===========         ===========          ===========
Earnings per share

Basic                              $1.17               $0.81               $0.54                $0.39
                              ===========         ===========         ===========          ===========
Diluted                            $1.16               $0.81               $0.53                $0.39
                              ===========         ===========         ===========          ===========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) -- Continued

NOTE K -- Goodwill and Intangibles

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

The following table represents the balance of intangible assets subject to amortization:

                                                  July 30,         October 30,
                                                     2006                2005
                                                 -----------       -----------
                                                        (In thousands)

Intangible assets                                   $39,094           $16,310
Accumulated amortization                              4,762             1,396
                                                 -----------       -----------
Net Carrying Value                                  $34,332           $14,914
                                                 ===========       ===========

In fiscal 2006, the total intangible assets acquired were $20.9 million for acquisition of businesses (see Note J) and $1.9 million for directory assistance data.

NOTE L -- Primary Insurance Casualty Program

The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premium are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. At July 30, 2006, the Company's net prepaid for the outstanding plan years was $7.9 million compared to $1.6 million at October 30, 2005.

NOTE M -- Stock Options

The Non-Qualified Option Plan adopted by the Company in fiscal 1995 terminated on May 16, 2005 except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at July 30, 2006 were granted at 100% of the market price on the date of grant and become fully vested within one to five years after the grant date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) -- Continued

NOTE M -- Stock Options -- Continued

As a result of adopting SFAS No. 123R, the Company's income before taxes for the nine month period ended July 30, 2006 is $57,000 lower than it would have been if the Company had continued to account for stock-based compensation under APB No. 25. Compensation expense is recognized in the selling and administrative expenses in the Company's statement of operations on a straight-line basis over the vesting periods. Basic and dilutive net income per share for the nine month period ended July 30, 2006 would not have been different if the Company had not adopted SFAS No. 123R, compared to the reported basic and dilutive net income per share of $1.11. As of July 30, 2006, there was $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted average period of 1.8 years.

The intrinsic values of options exercised during the periods ended July 30, 2006 and July 31, 2005 was $3.9 million and $0.6 million, respectively. The total cash received from the exercise of stock options was $5.3 million and $1.2 million in the nine month periods ended July 30, 2006 and July 31, 2005, respectively, and is classified as financing cash flows in the statement of cash flows. Prior to the adoption of SFAS 123R, the Company presented all tax benefit deductions resulting from the exercise of stock options as operating cash flows. SFAS 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The Company did not have significant tax benefits from the expense of stock options for the nine month period ended July 30, 2006. The actual tax benefit realized on the exercise of options was $1.6 million for the nine month period ended July 30, 2006.

There were no options granted during the nine months ended July 30, 2006 or July 31, 2005.

The table below presents the pro forma effect on net loss and loss per share if the Company had applied the fair value recognition provision to options granted under the Company's stock option plan for the nine month period ended July 31, 2005. For purposes of this pro forma disclosure, the value of the options granted is estimated using the Black-Scholes option-pricing model and amortized to expense over the options' vesting periods. If the Company had adopted the fair value based method for the quarter ended July 31, 2005, additional compensation expense of $40,000 would have been recognized in the statement of operations.

                                                         Nine Months Ended         Three Months Ended
                                                           July 31, 2005             July 31, 2005
                                                           -------------             -------------
                                                          (In thousands, except per share amounts)

Net income as reported                                           $8,685                    $4,966
Pro forma compensation expense, net of taxes                        (80)                      (24)
                                                           -------------             -------------
Pro forma net income                                             $8,605                    $4,942
                                                           =============             =============
Pro forma income per share
     Basic and Diluted                                            $0.56                     $0.32
                                                           =============             =============

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

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

Revenue Recognition -- The Company derives its revenues from several sources. The revenue recognition methods, which are consistent with those prescribed in Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition in Financial Statements," are described below in more detail for the significant types of revenue within each of its segments.

Staffing Services:

     Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In the first nine months of fiscal 2006, this revenue comprised approximately 77% of net consolidated sales.

     Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, and for certain contracts, sales are generated by the Company's Staffing Solutions Group's managed services operations. The Company receives an administrative fee for arranging for, billing for and collecting the billings related to other staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In the first nine months of fiscal 2006, this revenue comprised approximately 2% of net consolidated sales.

     Outsourced Projects: Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis and revenue is recognized when the project is complete and the customer has approved the work when the Company is responsible for project completion. In the first nine months of fiscal 2006, this revenue comprised approximately 5% of net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Critical Accounting Policies -- Continued
----------------------------

Telephone Directory:

     Directory Publishing: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in the United States and Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered. In the first nine months of fiscal 2006, this revenue comprised approximately 2% of net consolidated sales.

     Ad Production and Other: Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance. In the first nine months of fiscal 2006, this revenue comprised approximately 1% of net consolidated sales.

Telecommunications Services:

     Construction: Sales are derived from the Company supplying aerial and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in AICPA Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type Contracts," using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project. In the first nine months of fiscal 2006, this revenue comprised approximately 3% of net consolidated sales.

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and, if applicable, any completed units are delivered and accepted by the customer. In the first nine months of fiscal 2006, this revenue comprised approximately 2% of net consolidated sales.

Computer Systems:

     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In the first nine months of fiscal 2006, this revenue comprised approximately 5% of net consolidated sales.

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as applicable. In the first nine months of fiscal 2006, this revenue comprised approximately 2% of net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Critical Accounting Policies -- Continued
----------------------------

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in AICPA Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value or by the use of the percentage of completion method when applicable. In the first nine months of fiscal 2006, this revenue comprised approximately 1% of net consolidated sales.

The Company records provisions for estimated losses on contracts when losses become evident. Accumulated unbilled costs on contracts are carried in inventory at the lower of actual cost or estimated realizable value.

Allowance for Uncollectible Accounts -- The establishment of an allowance requires the use of judgment and assumptions regarding potential losses on receivable balances. Allowances for accounts receivable are maintained based upon historical payment patterns, aging of accounts receivable and actual write-off history. The Company believes that its allowances are adequate; however, changes in the financial condition of customers could have an effect on the allowance balance required and a related charge or credit to earnings.

Goodwill and Intangible Assets -- Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but is subject to annual impairment testing using fair value methodologies. The impairment test for goodwill is a two-step process. Step one consists of a comparison of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on one or more fair value measures including present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss). The Company performs its impairment testing using comparable multiples of sales and EBITDA to assist the Company in the determination of the fair value of the reporting units measured. Intangible assets not subject to amortization are tested annually. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount.

Long-Lived Assets -- Property, plant and equipment are recorded at cost, and depreciation and amortization are provided on the straight-line and accelerated methods at rates calculated to depreciate the cost of the assets over their estimated useful lives. Intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Critical Accounting Policies -- Continued
----------------------------

carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

Capitalized Software -- The Company's software technology personnel are involved in the development and acquisition of internal-use software to be used in its Enterprise Resource Planning system and software used in its operating segments, some of which are customer accessible. The Company accounts for the capitalization of software in accordance with AICPA SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent to the preliminary project planning and approval stage, all appropriate costs are capitalized until the point at which the software is ready for its intended use. Subsequent to the software being used in operations, the capitalized costs are transferred from costs-in-process to completed property, plant and equipment, and are accounted for as such. All post-implementation costs, such as maintenance, training and minor upgrades that do not result in additional functionality, are expensed as incurred.

Securitization Program -- The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A, was $110.0 million and $100.0 million at July 30, 2006 and October 30, 2005, respectively. Accordingly, the trade receivables included on the July 30, 2006 and October 30, 2005 balance sheets have been reduced to reflect the participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company) for any of the sold receivables.

Primary Casualty Insurance Program -- The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds, and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premiums are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For each policy year, management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of services in the period in which such determination is made.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Critical Accounting Policies -- Continued
----------------------------

Medical Insurance Program -- Beginning in April 2004, the Company became self-insured for the majority of its medical benefit programs. The Company remains insured for a portion of its medical program (primarily HMOs) as well as the entire dental program. The Company provides the self-insured medical benefits through an arrangement with a third party administrator. However, the liability for the self-insured benefits is limited by the purchase of stop loss insurance. The contributed and withheld funds and related liabilities for the self-insured program together with unpaid premiums for the insured programs are held in a 501(c)9 employee welfare benefit trust. These amounts, other than the current provisions, do not appear on the balance sheet of the Company. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected losses based on statistical analyses of historical data. The provision for future payments is initially adjusted by the enrollment levels in the various plans. Periodically, the resulting liabilities are monitored and will be adjusted as warranted by changing circumstances. Should the amount of claims occurring exceed what was estimated or medical costs increase beyond what was expected, liabilities might not be sufficient, and additional expense may be recorded by the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NINE MONTHS ENDED JULY 30, 2006 COMPARED
TO THE NINE MONTHS ENDED JULY 31, 2005

The  information,  which appears below,  relates to current and prior  periods,  the results of operations for which periods are not indicative of the results which may be expected for any subsequent periods.

                                                                         Nine Months Ended                Three Months Ended
                                                                         -----------------                ------------------
                                                                    July 30,         July 31,         July 30,         July 31,
                                                                       2006             2005             2006             2005
                                                                   -----------      -----------      -----------      -----------
                                                                                           (In thousands)
Net Sales:
Staffing Services
   Staffing                                                        $1,415,066       $1,297,067         $484,882         $440,151
   Managed Services                                                   806,815          888,105          281,948          278,339
                                                                   -----------      -----------      -----------      -----------
   Total Gross Sales                                                2,221,881        2,185,172          766,830          718,490
   Less: Non-Recourse Managed Services                               (762,694)        (861,790)        (267,591)        (268,305)
                                                                   -----------      -----------      -----------      -----------
   Net Staffing Services                                            1,459,187        1,323,382          499,239          450,185
Telephone Directory                                                    54,437           56,972           21,426           23,899
Telecommunications Services                                            89,959           93,964           22,550           30,825
Computer Systems                                                      139,716          127,920           46,305           43,806
Elimination of intersegment sales                                     (15,066)         (14,843)          (4,606)          (5,200)
                                                                   -----------      -----------      -----------      -----------

Total Net Sales                                                    $1,728,233       $1,587,395         $584,914         $543,515
                                                                   ===========      ===========      ===========      ===========

Segment Operating Profit (Loss):
Staffing Services                                                     $35,573          $16,668          $16,248           $6,952
Telephone Directory                                                    10,521           10,211            4,243            5,603
Telecommunications Services                                               539           (3,219)            (189)            (983)
Computer Systems                                                       21,632           24,579            6,046            8,050
                                                                   -----------      -----------      -----------      -----------
Total Segment Operating Profit                                         68,265           48,239           26,348           19,622

General corporate expenses                                            (32,683)         (26,503)         (10,126)          (9,220)
                                                                   -----------      -----------      -----------      -----------
Total Operating Profit                                                 35,582           21,736           16,222           10,402

Interest income and other (expense), net                               (3,338)          (1,043)          (1,094)            (297)
Foreign exchange (loss) gain, net                                        (707)            (116)            (351)             144
Interest expense                                                       (1,402)          (1,382)            (499)            (428)
                                                                   -----------      -----------      -----------      -----------

Income Before Minority Interest and Income Taxes                      $30,135          $19,195          $14,278           $9,821
                                                                   ===========      ===========      ===========      ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NINE MONTHS ENDED JULY 30, 2006 COMPARED
TO THE NINE MONTHS ENDED JULY 31, 2005 -- Continued

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

The Company's current nine-month sales and operating profits were the highest in its history, and the current quarter represented the highest third quarter sales and operating profits in the Company's history. Numerous non-seasonal factors impacted sales and profits in the current nine and three month periods.

The Staffing Services segment recorded its highest nine-month sales and operating profits, and in the current quarter it recorded its highest historical third quarter sales and operating profits. The sales and profits of the Staffing Services segment, in addition to the factors noted above, were positively impacted in the nine and three months periods by a continued increase in contingent staffing. Operating profits for the nine and three month periods were higher than in the comparable period of fiscal 2005 due to the sales increase, a reduction in overhead costs as a percentage of sales and lower workers' compensation and payroll tax costs, partially offset by continued pressure on the operating margins in the VMC Consulting division. The segment has been working closely with customers to better manage workers' compensation costs which are approximately $2.5 million below last year's run rate per quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NINE MONTHS ENDED JULY 30, 2006 COMPARED
TO THE NINE MONTHS ENDED JULY 31, 2005 -- Continued

EXECUTIVE OVERVIEW -- Continued
-------------------------------

The sales and operating profits of the Telephone Directory segment decreased in the current quarter primarily due to the timing of directories published and delivered, as compared to the comparable quarter in the prior year. An increase in publication and deliveries of telephone directories in the second quarter of 2006 impacted the third quarter results.

The operating results of the Telecommunications Services segment improved in the nine and three month periods of fiscal 2006 compared to the comparable fiscal 2005 periods due to improvement in gross margins and reductions in overhead. As explained in the Company's year-end financial statements, this segment restructured its operations in the fourth fiscal quarter of 2005, and now operates in two divisions, Construction and Engineering and Network Enterprise Solutions. The restructuring reduced overhead headcount, consolidated two divisions and closed several leased locations.

The Computer Systems segment's sales increased in the nine and three month periods, with operating profits decreasing in both periods of fiscal 2006 from the comparable fiscal 2005 periods, primarily due to decreased gross margins and increased overhead and amortization of intangible assets.

During  the first  quarter,  Volt  Delta,  the  principal  business  unit of the
Computer  Systems  segment,  purchased  from Nortel  Networks  its 24%  minority interest in Volt Delta for $62.0 million. Nortel Networks had originally purchased its 24% interest in August 2004, and under the terms of the original purchase agreement, each party had a one year option to cause Nortel Networks to sell and Volt Delta to buy the minority interest for an amount ranging from $25 million to $70 million. The Company purchased Nortel's minority interest prior to this contract provision becoming effective. During the first quarter, Volt Delta also purchased Varetis Solutions GmbH from varetis AG for $24.8 million. The acquisition provides Volt Delta with the resources to focus on the evolving global market for directory information systems and services. Varetis Solutions adds technology in the area of wireless and wireline database management, directory assistance/inquiry automation, and wireless handset information delivery to Volt Delta's significant technology portfolio. (See Part II Item 1A-Risk Factors in this Report.)

The Company has focused, and will continue to focus on aggressively increasing its market share while attempting to maintain margins in order to increase profits. All segments have emphasized cost containment measures, along with improved credit and collections procedures designed to improve the Company's cash flow.

The Company continues its effort to streamline its processes to manage the business and protect its assets through the continued deployment of its Six Sigma initiatives, upgrading its financial reporting systems, its compliance with the Sarbanes-Oxley Act. In the first nine months of fiscal 2006, outside costs of compliance with this Act, including software licenses, equipment, temporary staff, consultants and professional fees amounted to $5.8 million as compared to $1.4 million in the comparable fiscal 2005 period.

RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In the first nine months of fiscal 2006, consolidated net sales increased by $140.8 million, or 9%, to $1.7 billion, from the comparable period in fiscal 2005. The increase was attributable to the Staffing Services segment, $135.8 million, and the Computer Systems segment, $11.8 million, partially offset by decreases in the Telecommunications Services segment, $4.0 million, and the Telephone Directory segment, $2.5 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NINE MONTHS ENDED JULY 30, 2006 COMPARED
TO THE NINE MONTHS ENDED JULY 31, 2005 -- Continued

RESULTS OF OPERATIONS -- SUMMARY -- Continued
---------------------------------------------

Net income for the first nine months of fiscal 2006 was $17.1 million compared to net income of $8.7 million in the comparable 2005 period. The Company reported a pre-tax profit before minority interest for the nine months of fiscal 2006 of $30.1 million compared to $19.2 million in the prior year period.

The Company's operating segments reported an operating profit of $68.3 million in the first nine months of fiscal 2006, an increase of $20.0 million, or 42%, from the comparable 2005 period. The increase was attributable to the Staffing Services segment, $18.9 million, the Telecommunications Services segment, $3.8 million, and the Telephone Directory segment, $0.3 million, partially offset by a decrease in the Computer Systems segment of $2.9 million.

General corporate expenses increased by $6.2 million, or 23%, due to costs incurred related to compliance with the Sarbanes-Oxley Act, and a one-time accrual of $1.2 million related to death benefits for two senior corporate officers, as well as salary and professional fee increases.

RESULTS OF OPERATIONS -- BY SEGMENT
-----------------------------------

STAFFING SERVICES
-----------------
                                                         Nine Months Ended
                                                         -----------------
                                               July 30, 2006          July 31, 2005
                                               -------------          -------------
Staffing Services                                        % of                   % of        Favorable        Favorable
-----------------                                         Net                    Net      (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars      Sales     Dollars      Sales       $ Change         % Change
----------------------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)                     $1,415.1               $1,297.1                   $118.0             9.1%
----------------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)                $806.8                 $888.1                   ($81.3)           (9.2%)
----------------------------------------------------------------------------------------------------------------------------
Sales (Net) *                              $1,459.2               $1,323.4                   $135.8            10.3%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                 $225.8      15.5%      $200.4      15.1%         $25.4            12.7%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                     $190.2      13.0%      $183.7      13.9%         ($6.5)           (3.6%)
----------------------------------------------------------------------------------------------------------------------------
Operating Profit                              $35.6       2.4%       $16.7       1.2%         $18.9           113.2%
----------------------------------------------------------------------------------------------------------------------------

*Sales (Net) only includes the gross margin on managed service sales.

The net sales increase of the Staffing Services segment in the first nine months of fiscal 2006 from the comparable fiscal 2005 period was due to increased staffing business in both the Technical Placement and the Administrative and Industrial divisions, including higher-margin permanent placement fees. The increase in operating profit was due to the increase in sales, the increase in gross margin percentage, primarily due to reduced workers' compensation and payroll tax costs, and the decrease in overhead costs as a percentage of sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NINE MONTHS ENDED JULY 30, 2006 COMPARED
TO THE NINE MONTHS ENDED JULY 31, 2005 -- Continued

STAFFING SERVICES -- Continued
-----------------
                                                         Nine Months Ended
                                                         -----------------
                                               July 30, 2006          July 31, 2005
Technical Placement                            -------------          -------------
Division                                                 % of                   % of        Favorable        Favorable
--------                                                  Net                    Net      (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars      Sales     Dollars      Sales       $ Change         % Change
----------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                              $1,682.9               $1,667.4                    $15.5             0.9%
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                  $941.3                 $823.3                   $118.0            14.4%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                 $150.2      16.0%      $136.7      16.6%         $13.5             9.9%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                     $118.5      12.6%      $113.8      13.8%         ($4.7)           (4.2%)
----------------------------------------------------------------------------------------------------------------------------
Operating Profit                              $31.7       3.4%       $22.9       2.8%          $8.8            38.3%
----------------------------------------------------------------------------------------------------------------------------

The Technical Placement division's increase in net sales in the first nine months of fiscal 2006 from the comparable fiscal 2005 period was due to an $122.5 million, or 17%, increase in traditional alternative staffing and net managed service associate vendor sales, partially offset by a $4.5 million, or 5%, decrease in higher margin VMC Consulting project management and consulting sales. The sales increase resulted from both new accounts and increased business from existing accounts. The increase in the operating profit was the result of the increase in sales and the reduction in overhead as a percentage of net sales, partially offset by the decrease in gross margin percentage.

                                                         Nine Months Ended
                                                         -----------------
                                               July 30, 2006          July 31, 2005
Administrative &                               -------------          -------------
Industrial Division                                      % of                   % of        Favorable        Favorable
-------------------                                       Net                    Net      (Unfavorable)     (Unfavorable)
(Dollars in Millions)                       Dollars      Sales     Dollars      Sales       $ Change         % Change
----------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                                $539.0                 $517.8                    $21.2             4.1%
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                  $517.9                 $500.1                    $17.8             3.5%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $75.6      14.6%       $63.7      12.7%         $11.9            18.7%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                      $71.7      13.8%       $69.9      14.0%         ($1.8)           (2.5%)
----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                        $3.9       0.8%       ($6.2)     (1.3%)        $10.1           163.0%
----------------------------------------------------------------------------------------------------------------------------

The Administrative and Industrial division's increase in net sales in the first nine months of fiscal 2006 resulted from revenue from both new accounts and increased business from existing accounts. The improvement in operating results was due to the sales increase, the increase in gross margin percentage, and the slight decrease in overhead as a percentage of sales. The increase in gross margin percentage was due to lower workers' compensation costs resulting from improvements in claims experience, together with an increase in higher margin permanent placement sales, and decreases in payroll tax costs.

Although the markets for the segment's services include a broad range of industries throughout the United States and Europe, general economic difficulties in specific geographic areas or industrial sectors have in the past and could, in the future, affect the profitability of the segment. In addition, the segment's business is obtained through submission of competitive proposals for production and other contracts. These short and long-term contracts are re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NINE MONTHS ENDED JULY 30, 2006 COMPARED
TO THE NINE MONTHS ENDED JULY 31, 2005 -- Continued

STAFFING SERVICES -- Continued
-----------------

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

TELEPHONE DIRECTORY
-------------------
                                                         Nine Months Ended
                                                         -----------------
                                               July 30, 2006          July 31, 2005
                                               -------------          -------------
Telephone Directory                                      % of                   % of        Favorable        Favorable
-------------------                                       Net                    Net      (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars      Sales     Dollars      Sales       $ Change         % Change
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                   $54.4                  $57.0                    ($2.6)           (4.5%)
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $28.7      52.7%       $30.2      53.0%         ($1.5)           (5.1%)
----------------------------------------------------------------------------------------------------------------------------
Overhead                                      $18.2      33.4%       $20.0      35.1%          $1.8             9.3%
----------------------------------------------------------------------------------------------------------------------------
Operating Profit                              $10.5      19.3%       $10.2      17.9%          $0.3             3.0%
----------------------------------------------------------------------------------------------------------------------------

The components of the Telephone Directory segment's sales decrease for the first nine months of fiscal 2006 from the comparable 2005 period were decreases of $1.7 million, or 13%, in the telephone production operations and other sales, $0.4 million, or 5%, in printing and telephone directory publishing sales in Uruguay, and $0.5 million, or 1%, in the DataNational community telephone directory sales. The sales variance in the telephone production operations and other was primarily due to the sale of the ViewTech division in the third quarter of fiscal 2005, and the variance in Uruguay and DataNational was due to the timing of the delivery of their directories. The segment's increased operating profit was the result of the reduction in overhead, partially offset by the sales decrease and the slight decrease in gross margins. The overhead reduction was primarily due to the sale of the ViewTech division.

Other than the DataNational division, which accounted for 68% of the segment's fiscal 2006 first nine months' sales, the segment's business is obtained through submission of competitive proposals for production and other contracts. These short and long-term contracts are re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, this segment's sales and profitability are highly dependent on advertising revenue for DataNational's directories, which could be affected by general economic conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NINE MONTHS ENDED JULY 30, 2006 COMPARED
TO THE NINE MONTHS ENDED JULY 31, 2005 -- Continued

TELECOMMUNICATIONS SERVICES
---------------------------
                                                         Nine Months Ended
                                                         -----------------
                                               July 30, 2006          July 31, 2005
                                               -------------          -------------
Telecommunications                                       % of                   % of        Favorable        Favorable
-------------------                                       Net                    Net      (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars      Sales     Dollars      Sales       $ Change         % Change
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                   $90.0                  $94.0                    ($4.0)           (4.3%)
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $19.7      21.9%       $18.7      19.9%          $1.0             5.3%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                      $19.2      21.3%       $21.9      23.3%          $2.7            12.6%
----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                        $0.5       0.6%       ($3.2)     (3.4%)         $3.7           116.7%
----------------------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales decrease in the first nine months of fiscal 2006 over the comparable 2005 period was due to decreases of $2.2 million, or 4%, in the Construction and Engineering division, and $1.8 million, or 5%, in the Network Enterprise Solutions division. The sales decrease in the Construction and Engineering division was largely due to the customer acceptance and the recognition in the third quarter of fiscal 2005 of a large construction job accounted for using the completed-contract method. The decrease of sales in the Network Enterprise Solutions division was primarily due to the loss of a few customers resulting from consolidations within the industry. The improvement in operating results was due to the decrease in overhead costs and the increase in gross margins due to the mix of jobs completed, partially offset by the decrease in sales. The reduction in overhead is a result of the restructuring within the division initiated in the fourth quarter of fiscal 2005. The restructuring resulted in the segment reducing its overhead headcount and the closing and consolidation of several leased locations. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the consolidation within the segment's telecommunications industry fixed-line customer base and an increasing shift by consumers to wireless and other alternatives. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NINE MONTHS ENDED JULY 30, 2006 COMPARED
TO THE NINE MONTHS ENDED JULY 31, 2005 -- Continued

COMPUTER SYSTEMS
----------------
                                                         Nine Months Ended
                                                         -----------------
                                               July 30, 2006          July 31, 2005
                                               -------------          -------------
Computer Systems                                         % of                   % of        Favorable        Favorable
----------------                                          Net                    Net      (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars      Sales     Dollars      Sales       $ Change         % Change
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                  $139.7                 $127.9                    $11.8             9.2%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $71.6      51.3%       $67.8      53.0%          $3.8             5.7%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                      $50.0      35.8%       $43.2      33.8%         ($6.8)          (15.7%)
----------------------------------------------------------------------------------------------------------------------------
Operating Profit                              $21.6      15.5%       $24.6      19.2%         ($3.0)          (12.0%)
----------------------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in the first nine months of fiscal 2006 over the comparable 2005 period was primarily due to increases in the Maintech division's IT maintenance sales of $8.6 million, or 26%, and $9.8 million of new business as a result of its acquisition of Varetis Solutions in December 2005, partially offset by decreases in the segment's database access transaction fee revenue, including ASP directory assistance, of $4.3 million, or 9%, and product and other revenue recognized of $2.3 million, or 5%. The decrease in the transactions fee revenue was a result of a decreased number of transactions, partially offset by select transaction price increases. The decrease in operating profit from the comparable 2005 period was the result of the decreased gross margins and an increase in overhead costs necessary to support its increase in sales and amortization of intangible assets.

During the first quarter of fiscal 2006, Volt Delta, the principal business unit of the Computer Systems segment, purchased from Nortel Networks its 24% minority interest in Volt Delta for $62.0 million. Nortel Networks had originally purchased its 24% interest in August 2004, and under the terms of the original purchase agreement, each party had a one year option to cause Nortel Networks to sell and Volt Delta to buy the minority interest for an amount ranging from $25 million to $70 million. The Company purchased Nortel's minority interest prior to this contract provision becoming effective. During the first quarter, Volt Delta also purchased Varetis Solutions GmbH from varetis AG for $24.8 million. The acquisition provides Volt Delta with the resources to focus on the evolving global market for directory information systems and services. Varetis Solutions adds technology in the area of wireless and wireline database management, directory assistance/inquiry automation, and wireless handset information delivery to Volt Delta's significant technology portfolio.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NINE MONTHS ENDED JULY 30, 2006 COMPARED
TO THE NINE MONTHS ENDED JULY 31, 2005 -- Continued

RESULTS OF OPERATIONS -- OTHER
------------------------------
                                                         Nine Months Ended
                                                         -----------------
                                               July 30, 2006          July 31, 2005
                                               -------------          -------------
Other                                                    % of                   % of        Favorable        Favorable
-----                                                     Net                    Net      (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars      Sales     Dollars      Sales       $ Change         % Change
----------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                      $71.1       4.1%       $66.0       4.2%         ($5.1)           (7.7%)
----------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                   $26.0       1.5%       $22.6       1.4%         ($3.4)          (15.0%)
----------------------------------------------------------------------------------------------------------------------------
Interest Income                                $2.4       0.1%        $1.9       0.1%          $0.5            27.6%
----------------------------------------------------------------------------------------------------------------------------
Other Expense                                 ($5.7)     (0.3%)      ($2.9)     (0.2%)        ($2.8)          (96.5%)
----------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Loss                         ($0.7)        -        ($0.1)        -          ($0.6)         (509.5%)
----------------------------------------------------------------------------------------------------------------------------
Interest Expense                              ($1.4)     (0.1%)      ($1.4)     (0.1%)            -            (1.5%)
----------------------------------------------------------------------------------------------------------------------------

Other items, discussed on a consolidated basis, affecting the results of operations for the fiscal periods were:

The increase in selling and administrative expenses in the first nine months of fiscal 2006 from the comparable 2005 quarter was a result of increased salaries, professional fees and costs related to compliance with the Sarbanes-Oxley Act, a one-time accrual of $1.2 million for death benefits related to two senior corporate executives.

The increase in depreciation and amortization for the first nine months of fiscal 2006 from the comparable 2005 quarter was attributable to increases in fixed assets, primarily in the Computer Systems and Staffing Services segments, as well as increased amortization of intangibles in the Computer Systems segment due to fiscal 2006 acquisitions.

Interest income increased due to higher interest rates together with additional funds available for investment.

The increase in other expense was primarily due to an increase in the amount of accounts receivable sold under the Company's Securitization Program and an increased average cost of funds rate.

The Company's effective tax rate on its financial reporting pre-tax income from continuing operations was 41.3% in the first nine months of 2006 compared to 40.0% in 2005. The increased effective tax rate in the nine months of fiscal 2006 was due to reduced general business credits, partially offset by the Company's ability to avail itself of the increased tax benefits of foreign losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

THREE MONTHS ENDED JULY 30, 2006 COMPARED
TO THE THREE MONTHS ENDED JULY 31, 2005 -- Continued

RESULTS OF OPERATIONS -- SUMMARY
--------------------------------

In the third quarter of fiscal 2006, consolidated net sales increased by $41.4 million, or 8%, to $584.9 million, from the comparable period in fiscal 2005. The increase was primarily attributable to the Staffing Services segment, $49.1 million and the Computer Systems segment, $2.5 million, partially offset by the Telecommunications Services segment, $8.3 million and the Telephone Directory segment, $2.5 million.

Net income for the third quarter of fiscal 2006 was $8.4 million compared to $5.0 million in the comparable 2005 third quarter. The Company reported a pre-tax income from continuing operations before minority interest for the third quarter of fiscal 2006 of $14.3 million, compared to $9.8 million in the prior year's third quarter.

The Company's operating segments reported an operating profit of $26.3 million in the third fiscal quarter of 2006, an increase of $6.7 million, or 34%, from the comparable 2005 quarter. The increase was attributable to the Staffing Services segment, $9.3 million, and the Telecommunications Services segment, $0.8 million, partially offset by the Computer Systems segment, $2.0 million, and the Telephone Directory segment, $1.4 million.

General corporate expenses increased by $0.9 million, or 10%, due to costs related to compliance with the Sarbanes-Oxley Act.

RESULTS OF OPERATIONS -- BY SEGMENT
-----------------------------------

STAFFING SERVICES
-----------------
                                                        Three Months Ended
                                                        ------------------
                                               July 30, 2006          July 31, 2005
                                               -------------          -------------
Staffing Services                                        % of                   % of        Favorable        Favorable
-------------------                                       Net                    Net      (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars      Sales     Dollars      Sales       $ Change         % Change
------------------------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)                       $484.9                 $440.2                    $44.7            10.2%
------------------------------------------------------------------------------------------------------------------------------
Managed Service Sales                        $281.9                 $278.3                     $3.6             1.3%
------------------------------------------------------------------------------------------------------------------------------
Sales (Net) *                                $499.2                 $450.2                    $49.0            10.9%
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $80.9      16.2%       $69.0      15.3%         $11.9            17.3%
------------------------------------------------------------------------------------------------------------------------------
Overhead                                      $64.7      12.9%       $62.0      13.8%         ($2.7)           (4.2%)
------------------------------------------------------------------------------------------------------------------------------
Operating Profit                              $16.2       3.3%        $7.0       1.5%          $9.2           133.7%
------------------------------------------------------------------------------------------------------------------------------

*Sales (Net) only includes the gross margin on managed service sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -- Continued

THREE MONTHS ENDED JULY 30, 2006 COMPARED
TO THE THREE MONTHS ENDED JULY 31, 2005 -- Continued

RESULTS OF OPERATIONS -- BY SEGMENT -- Continued
------------------------------------------------

STAFFING SERVICES -- Continued
------------------------------

The net sales increase of the Staffing Services segment in the fiscal 2006 third quarter from the comparable fiscal 2005 quarter was due to increased staffing business in both the Technical Placement and the Administrative and Industrial divisions, including permanent placement fees. The increase in operating profit in the segment resulted from the increase in sales, decreased workers' compensation costs and the decrease in overhead costs as a percentage of sales.

                                                        Three Months Ended
                                                        ------------------
                                               July 30, 2006          July 31, 2005
Technical Placement                            -------------          -------------
Division                                                 % of                   % of        Favorable        Favorable
--------                                                  Net                    Net      (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars      Sales     Dollars      Sales       $ Change         % Change
----------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                                $583.8                 $544.1                    $39.7             7.3%
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                  $324.2                 $282.1                    $42.1            14.9%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $53.3      16.4%       $47.0      16.7%          $6.3            13.4%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                      $40.3      12.4%       $38.7      13.7%         ($1.6)           (4.1%)
----------------------------------------------------------------------------------------------------------------------------
Operating Profit                              $13.0       4.0%        $8.3       2.9%          $4.7            56.9%
----------------------------------------------------------------------------------------------------------------------------

The Technical Placement division's increase in net sales in the third quarter of fiscal 2006 from the comparable fiscal 2005 quarter was due to a $42.2 million, or 17% sales increase in traditional alternative staffing and net managed service associate vendor sales. The sales increase resulted from both new accounts and increased business from existing accounts. The increase in the operating profit was the result of the increase in sales and the reduction in overhead as a percentage of net sales, partially offset by the decrease in gross margin percentage.

                                                        Three Months Ended
                                                        ------------------
                                               July 30, 2006          July 31, 2005
Administrative &                               -------------          -------------
Industrial Division                                      % of                   % of        Favorable        Favorable
-------------------                                       Net                    Net      (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars      Sales     Dollars      Sales       $ Change         % Change
----------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                                $183.0                 $174.4                     $8.6             5.0%
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                  $175.0                 $168.1                     $6.9             4.1%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $27.6      15.8%       $22.0      13.1%          $5.6            25.6%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                      $24.4      13.9%       $23.3      13.9%         ($1.1)           (4.5%)
----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                        $3.2      1.9%        ($1.3)     (0.8%)         $4.5           347.5%
----------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

THREE MONTHS ENDED JULY 30, 2006 COMPARED
TO THE THREE MONTHS ENDED JULY 31, 2005 -- Continued

STAFFING SERVICES -- Continued
------------------------------

The Administrative and Industrial division's increase in net sales in the third quarter of fiscal 2006 compared to the fiscal 2005 third quarter resulted from both new accounts and increased business from existing accounts. The improvement in operating results was due to the sales increase and the increase in gross margin percentage, partially offset by the slight increase in overhead as a percentage of sales. The increase in gross margin percentage was due to lower workers' compensation costs resulting from improvements in claims experience, together with increased higher margin permanent placement sales and decreases in payroll taxes.

TELEPHONE DIRECTORY
-------------------
                                                        Three Months Ended
                                                        ------------------
                                               July 30, 2006          July 31, 2005
                                               -------------          -------------
Telephone Directory                                      % of                   % of        Favorable        Favorable
-------------------                                       Net                    Net      (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars      Sales     Dollars      Sales       $ Change         % Change
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                   $21.4                  $23.9                    ($2.5)          (10.4%)
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $11.0      51.7%       $12.7      53.3%         ($1.7)          (13.0%)
----------------------------------------------------------------------------------------------------------------------------
Overhead                                       $6.8      31.9%        $7.1      29.8%          $0.3             4.2%
----------------------------------------------------------------------------------------------------------------------------
Operating Profit                               $4.2      19.8%        $5.6      23.4%         ($1.4)          (24.3%)
----------------------------------------------------------------------------------------------------------------------------

The components of the Telephone Directory segment's slight sales decrease in the third quarter of fiscal 2006 from the comparable 2005 period were decreases of $1.6 million, or 9%, in DataNational community telephone directory publishing sales and $1.4 million, or 34%, in telephone production operation and other sales, partially offset by an increase of $0.5 million, 27%, in printing and telephone directory publishing sales in Uruguay. The variance in the telephone production operation and other sales was primarily from the sale of the ViewTech division in the third quarter of fiscal 2005, and the variances in the Uruguay and DataNational operations were due to the timing of the delivery of their directories. The segment's decreased operating profit was predominantly the result of the decrease in sales and the decrease in gross margins on the published directories, partially offset by the reduction in overhead. The overhead reduction was predominantly due to the sale of the ViewTech division.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

THREE MONTHS ENDED JULY 30, 2006 COMPARED
TO THE THREE MONTHS ENDED JULY 31, 2005 -- Continued

TELECOMMUNICATIONS SERVICES
---------------------------
                                                        Three Months Ended
                                                        ------------------
                                               July 30, 2006          July 31, 2005
                                               -------------          -------------
Telecommunications                                       % of                   % of        Favorable        Favorable
-------------------                                       Net                    Net      (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars      Sales     Dollars      Sales       $ Change         % Change
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                   $22.5                  $30.8                    ($8.3)          (26.9%)
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                   $5.1      22.5%        $6.3      20.5%         ($1.2)          (19.4%)
----------------------------------------------------------------------------------------------------------------------------
Overhead                                       $5.3      23.3%        $7.3      23.6%          $2.0            27.7%
----------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                       ($0.2)     (0.8%)      ($1.0)     (3.2%)         $0.8            80.7%
----------------------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales decrease in the third quarter of fiscal 2006 from the comparable 2005 quarter was due to decreases of $5.4 million, or 31%, in the Construction and Engineering division, and $2.9 million, or 21%, in the Network Enterprise Solutions division. The sales decrease in the Construction and Engineering division is due largely due to the customer acceptance and the recognition in the third quarter of fiscal 2005 of a large construction job accounted for using the completed-contract method. The decrease of sales in the Network Enterprise Solutions division is primarily due to the loss of a few customers, some due to customer consolidations within the industry. The decrease in operating loss for the quarter from the comparable quarter in fiscal 2005 was the result of the increase in gross margin percentage due to the mix of jobs completed, and the slight decrease in overhead as a percentage of sales, partially offset by the decrease in sales. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the consolidation within the segment's telecommunications industry customer base. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment.

COMPUTER SYSTEMS
----------------
                                                        Three Months Ended
                                                        ------------------
                                               July 30, 2006          July 31, 2005
                                               -------------          -------------
Computer Systems                                         % of                   % of        Favorable        Favorable
----------------                                          Net                    Net      (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars      Sales     Dollars      Sales       $ Change         % Change
----------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                   $46.3                  $43.8                     $2.5             5.7%
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $23.2      50.1%       $23.0      52.5%          $0.2             1.0%
----------------------------------------------------------------------------------------------------------------------------
Overhead                                      $17.1      37.0%       $14.9      34.1%         ($2.2)          (14.6%)
----------------------------------------------------------------------------------------------------------------------------
Operating Profit                               $6.1      13.1%        $8.1      18.4%         ($2.0)          (24.9%)
----------------------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in the third quarter of fiscal 2006 over the comparable 2005 quarter was primarily due to increases in the Maintech division's IT maintenance sales of $1.7 million, or 14%, $4.2 million of new business as a result of its acquisition of Varetis Solutions in December 2005, partially offset by a decrease in the segment's database access transaction fee revenue, including ASP directory assistance, of $2.3 million, or 14%, and product and other revenue recognized of $1.3 million, or 8%. The decrease in the transactions fee revenue was a result of a decreased number of transactions, partially offset by select transaction price increases. The

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

THREE MONTHS ENDED JULY 30, 2006 COMPARED
TO THE THREE MONTHS ENDED JULY 31, 2005 -- Continued

COMPUTER SYSTEMS -- Continued
-----------------------------

decrease in operating profit from the comparable 2005 period was the result of the decreased gross margins, an increase in overhead costs necessary to support its increase in sales and increased amortization of intangible assets, partially offset by the increase in sales. Total overhead increased due to the addition of Varetis Solutions and increased overhead within Maintech to support its expansion.

RESULTS OF OPERATIONS -- OTHER
------------------------------
                                                        Three Months Ended
                                                        ------------------
                                               July 30, 2006          July 31, 2005
                                               -------------          -------------
Other                                                    % of                   % of        Favorable        Favorable
-----                                                     Net                    Net      (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars      Sales     Dollars      Sales       $ Change         % Change
----------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                      $23.9       4.1%       $23.0       4.2%         ($0.9)           (4.1%)
----------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                    $9.1       1.6%        $7.6       1.4%         ($1.5)          (19.4%)
----------------------------------------------------------------------------------------------------------------------------
Interest Income                                $0.7       0.1%        $0.7       0.1%             -            (2.9%)
----------------------------------------------------------------------------------------------------------------------------
Other Expense                                 ($1.8)     (0.3%)      ($1.0)     (0.2%)        ($0.8)          (74.3%)
----------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Loss                         ($0.4)     (0.1%)       $0.1         -          ($0.5)         (343.8%)
----------------------------------------------------------------------------------------------------------------------------
Interest Expense                              ($0.5)     (0.1%)      ($0.4)     (0.1%)        ($0.1)          (16.6%)
----------------------------------------------------------------------------------------------------------------------------


Other items, discussed on a consolidated basis, affecting the results of operations for the fiscal periods were:

The increase in selling and administrative expenses in the third quarter of fiscal 2006 from the comparable 2005 quarter was a result of increased salaries, professional fees and costs related to compliance with the Sarbanes-Oxley Act.

The increase in depreciation and amortization for the third quarter of fiscal 2006 from the comparable 2005 quarter was attributable to increases in fixed assets, primarily in the Computer Systems and Staffing Services segments, as well as increased amortization of intangibles in the Computer Systems segment due to fiscal 2006 acquisitions.

The increase in other expense was primarily due to an increase in the amount of accounts receivable sold under the Company's Securitization Program and an increased average cost of funds rate.

The Company's effective tax rate on its financial reporting pre-tax income from continuing operations was 41.5% in the second quarter of 2006 compared to 40.7% in 2005. The increased effective rate in the third quarter of fiscal 2006 was due to reduced general business credits, partially offset by the Company's ability to avail itself of increased tax benefits on foreign losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents, decreased by $16.7 million to $45.3 million in the nine months ended July 30, 2006.

Operating activities provided $79.2 million of cash in the first nine months of fiscal 2006. In the comparable fiscal 2005 period, operating activities provided $36.7 million in cash.

Operating activities in the first nine months of fiscal 2006, exclusive of changes in operating assets and liabilities, produced $45.2 million of cash, as the Company's net income of $17.1 million included non-cash charges primarily for depreciation and amortization of $26.0 million, accounts receivable provisions of $2.6 million and minority interest of $1.0 million partially offset by a deferred tax benefit of $1.5 million. In the first nine months of fiscal 2005, operating activities, exclusive of changes in operating assets and liabilities, produced $36.9 million of cash, as the Company's net income of $8.7 million included non-cash charges primarily for depreciation and amortization of $22.6 million, and accounts receivable provisions of $3.1 million, and minority interest of $4.7 million, partially offset by a deferred tax benefit of $2.3 million.

Changes in operating assets and liabilities provided $34.0 million of cash, net, in the first nine months of fiscal 2006 principally due to decrease in the level of accounts receivable of $36.3 million and an increase in securitization of receivables of $10.0 million, partially offset by an increase in prepaid expenses and other current assets of $5.5 million, a decrease in deferred income and other liabilities of $2.7 million and a decrease in the level of accrued expenses of $3.5 million. Changes in operating assets and liabilities used $0.2 million of cash, net, in the first nine months of fiscal 2005 principally due to a decrease in the level of accounts payable and accrued expenses of $14.1 million, a decrease in deferred income and other liabilities of $5.3 million, a decrease in income taxes payable of $5.2 million and an increase in prepaid and other assets of $5.1 million, partially offset by an increase in securitization of receivables of $25.0 million and a decrease in the level of accounts receivable of $9.9 million.

The $102.2 million of cash applied to investing activities for the first nine months of fiscal 2006 resulted from the expenditures of $85.4 million for acquisitions and $16.7 million for net additions to property, plant and equipment. The $16.6 million of cash applied to investing activities for the first nine months of fiscal 2005 resulted from the net additions to property, plant and equipment totaling of $17.0 million, offset by the net reduction in investments of $0.3 million.

The principal factors in the $6.7 million of cash provided by financing activities in the first nine months of fiscal 2006 was an increase in the level of bank loans of $3.7 million and funds received from employees' exercises of stock options of $5.3 million, partially offset by the repayment of long-term debt of $2.3 million. The principal factors in the $1.1 million of cash provided by financing activities in the first nine months of fiscal 2005 were funds received from employees' exercises of stock options of $1.2 million.

Commitments
-----------

There has been no material change through July 30, 2006 in the Company's contractual cash obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K/A for the fiscal year ended October 30, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Off-Balance Sheet Financing
---------------------------

The Company has no off-balance sheet financing arrangements, as that term has meaning in Item 303(a) (4) of Regulation S-K.

Securitization Program
----------------------

The Company has an accounts receivable securitization program ("Securitization Program"), which was amended effective January 31, 2006 to increase the level from $150.0 million to $200.0 million and extend the maturity date to April 2008. In August 2006, the Company amended the agreement to extend the maturity date to April 2009. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At July 30, 2006, TRFCO had purchased from Volt Funding a participation interest of $110.0 million out of a pool of approximately $270.8 million of receivables.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Securitization Program -- Continued
-----------------------------------

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization. At July 30, 2006, the Company was in compliance with all requirements of its Securitization Program.

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

Borrowings  under the Credit  Facility  are to bear  interest  at  various  rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the rating of the facility as provided, by a nationally recognized rating agency. As amended, in lieu of the previous borrowing base formulation, the Credit Agreement now requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at July 30, 2006, if a three-month U.S. Dollar LIBO rate was the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.3% per annum, including a facility fee of 0.3% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined, a limitation on cash dividends, capital stock repurchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Credit Lines -- Continued
-------------------------

the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At July 30, 2006, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At July 30, 2006, four of those guarantors have pledged approximately $40.6 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

At July 30, 2006, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit up to an aggregate of $51.6 million, including $40.0 million under the Credit Agreement, and the Company had total outstanding foreign currency bank borrowings of $10.4 million, $6.4 million of which were under the Credit Agreement. These bank borrowings provide a hedge against devaluation in foreign currency denominated assets.

Summary
-------

The Company believes that its current financial position, working capital, future cash flows from operations, credit lines and accounts receivable Securitization Program will be sufficient to fund its presently contemplated operations and satisfy its obligations through, at least, the next twelve months.

The Company announced that on September 6, 2006 its Board of Directors had authorized the repurchase of up to one million five hundred thousand (1,500,000) shares of the Company's Common Stock from time to time in open market or private transactions at the Company's discretion, subject to market conditions and other factors, in order to fund awards under the "Volt Information Sciences, Inc. 2006 Incentive Stock Plan". The timing and exact number of shares purchased will be at the Company's discretion and will depend on market conditions and is subject to institutional approval for purchases in excess of $8.5 million in fiscal year 2006 under the terms of the Company's credit agreements. This stock buyback program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time.

The Company also announced that on September 6, 2006 its Board of Directors adopted the "Volt Information Sciences, Inc. 2006 Incentive Stock Plan" subject to approval by vote of shareholders of the Company. The purpose of the Plan is to promote the success of the Company and its Subsidiaries by providing incentives to Employees and Non-Employee Directors that will promote the long-term financial success of the Company and growth in shareholder value. The Plan is designed to provide flexibility to the Company and its Subsidiaries, in its ability to motivate, attract, and retain the services of Employees and Non-Employee Directors upon whose judgment, interest, and effort the successful conduct of its operation is largely dependent. The Plan permits the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock and Restricted Stock Units to Employees and Non-Employee Directors of the Company through September 6, 2016. The maximum aggregate number of shares that may be issued pursuant to awards made under the Plan shall not exceed one million five hundred thousand (1,500,000) shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

New Accounting Pronouncements to be Effective in Fiscal 2006
------------------------------------------------------------

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, -- a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The Company does not believe that the adoption of this Statement in fiscal 2006 will have a material impact on the Company's consolidated financial position or results of operations.

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

The American Jobs Creation Act of 2004 (the "Act") provided for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. The Act did not have a material impact on the Company's consolidated financial position or results of operations.

Related Party Transactions
--------------------------

During the first nine months of fiscal 2006, the Company paid or accrued $0.6 million to the law firm of which Lloyd Frank, a director, is of counsel, for services rendered.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would increase or decrease the Company's annual net interest expense and securitization costs by $0.5 million, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $13.6 million at July 30, 2006. This fair value was calculated by applying the appropriate fiscal year-end interest rate supplied by the lender to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At July 30, 2006, the total market value of these investments was $4.4 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuates against the dollar, which may impact reported earnings. As of July 30, 2006, the total of the Company's net investment in foreign operations was $5.2 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of July 30, 2006, the total of the Company's foreign exchange contract was $2.8 million, leaving a balance of net foreign assets exposed of $2.4 million. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at July 30, 2006 by 10% would result in a pretax gain of $0.5 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at July 30, 2006 by 10% would result in a pretax loss of $0.2 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at July 30, 2006. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign exchange agreements, the table presents the currencies, notional amounts and weighted average exchange rates by contractual maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

Interest Rate Market Risk                     Payments Due By Period as of July 30, 2006
-------------------------                     ------------------------------------------
                                                  Less than       1-3          3-5        After 5
                                       Total        1 year       Years        Years        Years
                                    -----------  -----------  -----------  -----------  -----------
                                                     (Dollars in thousands of US $)
Cash and Cash Equivalents and
 Restricted Cash
-----------------------------
Money Market and Cash Accounts         $69,104      $69,104
Weighted Average Interest Rate             5.1%         5.1%
                                    -----------  -----------
Total Cash, Restricted Cash and
 Cash Equivalents                      $69,104      $69,104
                                    ===========  ===========


Securitization Program
----------------------
Accounts Receivable Securitization    $110,000     $110,000
Finance Rate                               5.3%         5.3%
                                    -----------  -----------
Securitization Program                $110,000     $110,000
                                    ===========  ===========


Debt
----
Term Loan                              $13,409         $461       $1,632       $1,333       $9,983
Interest Rate                              8.2%         8.2%         8.2%         8.2%         8.2%


Notes Payable to Banks                 $10,410      $10,410
Weighted Average Interest Rate             3.9%         3.9%           -            -            -
                                    -----------  -----------  -----------  -----------  -----------

Total Debt                             $23,819      $10,871       $1,632       $1,333       $9,983
                                    ===========  ===========  ===========  ===========  ===========

Foreign Exchange Market Risk                               Contract Values
----------------------------                               ---------------
                                                                                   Fair Value
                                          Contract                   Less than       Option
                                        Exchange Rate      Total      1 Year       Premium (1)
                                       --------------    ---------  ----------   ---------------
                                                   (Dollars in thousands of U.S. $)
Option Contracts
----------------
British Pound Sterling (GBP) to U.S. $      1.87          $2,802      $2,802           $44

(1) Represents the fair value of the foreign contract at July 30, 2006.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company's management is responsible for maintaining adequate internal controls over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting.

The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of July 30, 2006 under the supervision and with the participation of the Company's management, including the Company's President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation and the events described below, management concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective as of July 30, 2006 to ensure that material information relating to the Company and its subsidiaries is made known to them on a timely basis.

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

After the completion of the evaluation, the Company began its remediation program to correct the material weakness in its processes reported above. After discussion with, and agreement by, the Audit Committee and the Company's Board of Directors, the above corrective actions were put into place. Management continues to monitor compliance with existing controls and procedures as well as those put into place to address the material weakness noted at year end.

As of July 30, 2006, the Company's management believed that the material weakness reported above has been corrected and that the control procedures relating to the depreciation of assets and reconciliation of the deferred tax liability are operating effectively.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II -- OTHER INFORMATION

ITEM 1A -- RISK FACTORS

Set forth below is a new risk factor not included in the risk factors contained in the registrant's Annual Report on Form 10-K for the fiscal year ended October 30, 2005:

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

On September 6, 2006, the Company was first notified of a decision in an action brought in Germany by several shareholders of GoYellow AG ("GoYellow) (formerly known as varetis AG). The decision, dated August 24, 2006, by the trial court held, in substance, that the consent on December 29, 2005 by the shareholders of GoYellow to the contract relating to the sale of varetis solutions GmbH ("varetis") by GoYellow to a subsidiary of the Company was invalid, because the shareholders were not given adequate information prior to the meeting. This decision is against GoYellow and neither the Company nor any of its subsidiaries nor any of its or their officers or directors was a party. In the first nine months of fiscal 2006, the revenue of varetis comprised less than 1% of the Company's net consolidated sales. The Company is evaluating the decision and believes that its affect, if any, would not have a material adverse effect on Volt Information Sciences, Inc.

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

                                               VOLT INFORMATION SCIENCES, INC.
                                                        (Registrant)

Date:  September 8, 2006
                                               By:   /s/Jack Egan
                                                     ---------------------------
                                                     Jack Egan
                                                     Senior Vice President and
                                                     Principal Financial Officer

EXHIBIT INDEX
-------------

Exhibit
Number   Description
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