Form 10-K
period 2006-10-29
VOLT INFORMATION SCIENCES, INC.
filed 2007-01-12
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K
                                   (Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 29, 2006

                                            or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from ______________ to ______________

    Commission file number: 1-9232


                         VOLT INFORMATION SCIENCES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


              New York                                          13-5658129
    -------------------------------                        ---------------------
    (State or Other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                          Identification No.)



    560 Lexington Avenue, New York, New York                        10022
    -----------------------------------------                  -----------------
    (Address of Principal Executive Offices)                      (Zip Code)


    Registrant's telephone number, including area code:           (212) 704-2400

    Securities registered pursuant to Section 12(b) of the Act:


        Title of Each Class            Name of Each Exchange on Which Registered

    Common Stock, $.10 par value            New York Stock Exchange, Inc.
    ----------------------------       -----------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act. Yes    No X
                                              ---   ---

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act. Yes    No X
                                                       ---   ---

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer        Accelerated Filer  X    Non-Accelerated Filer
                        ------                  ------                      ----


Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes    No X
                                    ---   ---

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $243 million, based on the closing price of $31.38 per share on the New York Stock Exchange on April 30, 2006 (the last business day of the Registrant's fiscal second quarter). Shares of common stock held beneficially by executive officers and directors and their spouses and the Registrant's Savings Plan, have been excluded, without conceding that all such persons or plans are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 5, 2007 was 15,437,983.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2007 Annual Meeting are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS


                                                                            Page
PART I

    Item 1.     Business                                                       2
    Item 1A.    Risk Factors                                                  15
    Item 1B.    Unresolved Staff Comments                                     20
    Item 2.     Properties                                                    21
    Item 3.     Legal Proceedings                                             22
    Item 4.     Submission of Matters to a Vote of Security Holders           22

PART II

    Item 5.     Market for Registrant's Common Equity, Related Stockholder
                  Matters and Issuer Purchases of Equity Securities           24
    Item 6.     Selected Financial Data                                       25
    Item 7.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               26
    Item 7A.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                 51
    Item 8.     Financial Statements and Supplementary Data                   53
    Item 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                      87
    Item 9A.    Controls and Procedures                                       87
    Item 9B.    Other Information                                             90

  PART III

    Item 10.    Directors and Executive Officers of the Registrant            90
    Item 11.    Executive Compensation                                        90
    Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management and Related Stockholder Matters       90
    Item 13.    Certain Relationships and Related Transactions                90
    Item 14.    Principal Accountant Fees and Services                        90

  PART IV

    Item 15.    Exhibits and Financial Statement Schedules                    91

PART I
ITEM 1. BUSINESS

General

Volt Information Sciences, Inc. is a New York corporation, incorporated in 1957. We sometimes refer to Volt Information Sciences, Inc. and its subsidiaries collectively as "Volt" or the "Company," unless the context otherwise requires.

Volt operates in the following two businesses which have four operating segments:

Staffing Services

     (1) Staffing Services - This segment provides a broad range of employee staffing services to a wide range of customers throughout North
          America and Europe and has commenced operations in Asia. These services fall within three major functional areas:

     o Staffing Solutions - provides a full spectrum of managed staffing, temporary/contract personnel employment, direct hire placement and workforce solutions.

     o Information Technology Solutions - provides a wide range of services including consulting, outsourcing and turnkey project management in the product development lifecycle, IT and customer contact markets.

     o E-Procurement Solutions - provides global vendor neutral human capital acquisition and management solutions by combining web-based tools and business process outsourcing services.

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

     (3) Telecommunications Services - This segment provides telecommunications services, including design, engineering, construction, installation, maintenance and removals in the outside plant and central offices of telecommunications and cable companies and within customers' premises, as well as for large commercial and governmental entities requiring telecommunications services; and also provides complete turnkey services for wireless and wireline telecommunications companies.

     (4)  Computer  Systems  - This  segment  services  the  global  market  and provides directory and operator services, both traditional and enhanced, to wireline and wireless telecommunications companies; provides directory assistance content and data services; designs, develops, integrates, markets, sells and maintains computer-based directory assistance systems and other database management and telecommunications systems, primarily for the telecommunications industry; and provides IT services to the Company's other businesses and to third parties.

Information as to Operating Segments

The following tables set forth the contribution of each operating segment to the Company's consolidated sales and operating profit for each of the three fiscal years in the period ended October 29, 2006, and those assets identifiable within each segment at the end of each of those fiscal years. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements in Items 7 and 8, respectively, of this Report.

                                                     October           October           October
                                                     29, 2006          30, 2005         31, 2004
                                                  -----------      -----------       -----------
NET SALES                                                        (In thousands)
Staffing Services:
   Sales to unaffiliated customers
      Staffing                                     $1,910,416       $1,759,683        $1,580,225
      Managed Services                              1,109,315        1,157,168         1,148,116
                                                  -----------      -----------       -----------
      Total gross sales                             3,019,731        2,916,851         2,728,341
      Less Non-recourse Managed Services--Note 1   (1,052,682)      (1,121,196)       (1,120,079)
   Intersegment sales                                   5,233            6,155             3,839
                                                  -----------      -----------       -----------
                                                    1,972,282        1,801,810         1,612,101
                                                  -----------      -----------       -----------
Telephone Directory:
   Sales to unaffiliated customers                     79,351           82,298            72,194
   Intersegment sales                                       -            -                     1
                                                  -----------      -----------       -----------
                                                       79,351           82,298            72,195
                                                  -----------      -----------       -----------
Telecommunications Services:
   Sales to unaffiliated customers                    118,081          137,799           134,266
   Intersegment sales                                     781            1,212             1,132
                                                  -----------      -----------       -----------
                                                      118,862          139,011           135,398
                                                  -----------      -----------       -----------
Computer Systems:
   Sales to unaffiliated customers                    173,972          161,867           110,055
   Intersegment sales                                  13,958           11,252             9,962
                                                  -----------      -----------       -----------
                                                      187,930          173,119           120,017
                                                  -----------      -----------       -----------

Elimination of intersegment sales                     (19,972)         (18,619)          (14,934)
                                                  -----------      -----------       -----------
TOTAL NET SALES                                    $2,338,453       $2,177,619        $1,924,777
                                                  ===========      ===========       ===========

SEGMENT PROFIT (LOSS)
Staffing Services                                     $58,799          $31,179           $36,718
Telephone Directory                                    15,828           14,895            10,115
Telecommunications Services                            (1,168)          (2,429)           (2,838)
Computer Systems                                       28,447           35,801            30,846
                                                  -----------      -----------       -----------
Total segment profit                                  101,906           79,446            74,841

General corporate expenses                            (43,350)         (38,839)          (30,812)
                                                  -----------      -----------       -----------
TOTAL OPERATING PROFIT                                 58,556           40,607            44,029

Interest income and other (expense) income, net        (4,663)          (2,234)           (3,471)
Gain on sale of real estate                               -                  -             3,295
Interest expense                                       (1,819)          (1,825)           (1,817)
Foreign exchange (loss) gain                             (505)            (255)               97
                                                  -----------      -----------       -----------
Income from continuing operations before
    income taxes and minority interest                $51,569          $36,293           $42,133
                                                  ===========      ===========       ===========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
OPERATING SEGMENT DATA--Continued

Note 1 Under certain contracts with customers, the Company manages the customers' alternative staffing requirements, including transactions between the customer and other staffing vendors ("associate vendors"). When payments to associate vendors are subject to receipt of the customers' payment to the Company, the arrangements are considered non-recourse against the Company and revenue, other than management fees to the Company, is excluded from net sales.

                                                   October           October          October
                                                   29, 2006          30, 2005         31, 2004
                                                  -----------      -----------       -----------
                                                              (In thousands)
IDENTIFIABLE ASSETS
Staffing Services                                    $457,204         $446,990         $422,658
Telephone Directory                                    50,442           55,238           55,740
Telecommunications Services                            38,800           53,173           52,770
Computer Systems                                      138,625          103,720          102,487
                                                  -----------      -----------       -----------
                                                      685,071          659,121          633,655
Cash, investments and other corporate assets           14,050           29,591           56,381
                                                  -----------      -----------       -----------
Total assets                                         $699,121         $688,712         $690,036
                                                  ===========      ===========       ===========

Staffing Services Segment

Volt's Staffing Services segment, through two divisions, the Technical Placement division and the Administrative and Industrial division, provides a broad spectrum of services in three major functional areas: Staffing Solutions, Information Technology ("IT") Solutions and E-Procurement Solutions, to a wide range of customers throughout the world. The Technical Placement division provides Staffing Solutions, IT Solutions and E-Procurement Solutions, while the Administrative and Industrial division provides Staffing Solutions.

     Staffing Solutions

     Volt markets a broad-based spectrum of staffing and workforce solutions, such as managed services, direct placement services, temporary/contract staffing and referred employee management through more than 300 locations to a wide range of customers, from local companies to multinational corporations. Volt's business offerings assist customers in managing productivity, achieving process efficiencies and managing workforce spend.

     VOLT  SERVICES  GROUP/VOLT   TECHNICAL   SERVICES/VOLT   EUROPE/VOLT  HUMAN
     RESOURCES/VOLT ASIA ENTERPRISES (STAFFING SOLUTIONS GROUP)

     Staffing and other workforce solutions provided by this segment are generally identified and branded throughout the United States as "Volt Services Group," and "Volt Technical Services," throughout Europe as "Volt Europe," throughout Canada as "Volt Human Resources" and in Asia as "Volt Asia Enterprises" (the "Staffing Solutions Group"). Business offerings are provided to customers in many industry segments and include temporary/contract employment and referred employee management in a broad range of categories, including accounting, finance, administrative, engineering, human resources, information technology, life sciences, manufacturing and assembly, technical communications and media, technical and warehousing and fulfillment.

     In addition, branch offices that have developed a specialty in one or more of the above listed disciplines often use the name "Volt" followed by their specialty disciplines to identify themselves, e.g. "Volt Computer Services", "Volt Life Sciences", "Volt Accounting Specialists", "Volt
     Automotive Services" and "Volt Aerospace Services." Other branch offices have adopted other names to differentiate themselves from traditional temporary staffing when their focus is more discipline-oriented.

     The Staffing Solutions Group maintains a database of available workers to match to employer assignments and, as a result, competes both to recruit and maintain a database of potential employees and to attract customers to employ such contingent workers. Contingent workers are provided for varying periods of time to companies and other organizations (including government agencies and non-profit entities) in a broad range of industries that have a need for such personnel, but are unable, or choose not to, engage certain personnel as their own employees. Customers range from those that require one or two temporary employees at a time to national accounts that require as many as several thousand at one time.

     The Staffing Solutions Group provides skilled employees, such as computer and other IT specialties, engineering, design, scientific and technical
     support,  in  its  Technical   Placement  division.   This  group,  in  its
     Administrative and Industrial division, also provides accounting and financial personnel as well as lesser skilled employees, such as administrative, clerical, call center, light industrial and other personnel.

     Contingent workers are provided to meet specific customer requirements, such as to complete a specific project (with employees typically being retained until its completion), to enable customers to scale their workforce according to business conditions, meet a particular need that has arisen, substitute for regular employees during vacation or sick leave, staff high turnover positions, fill in during the full-time hiring process or during a hiring freeze, and staff seasonal peaks, conversions, inventory taking and offices that are downsizing. Many large organizations utilize contingent labor as a strategic element of their overall workforce, allowing them to more efficiently meet their fluctuating staffing requirements. In certain instances, the Staffing Solutions Group also provides management personnel to coordinate and manage special projects and to supervise temporary employees.

     Volt's Staffing Solutions also include Managed Services Programs, sometimes branded as "VoltSourcesm", which provide dedicated account management in an on- or off-site capacity that fulfill customer workforce initiatives, improve overall staffing process efficiencies, and manage associate vendor relationships. Many of the Company's larger customers, particularly those with national agreements, have contracted for managed services programs under which the Company, in addition to itself providing staffing services, performs various administrative functions depending on the program. These include centralized order processing and procurement of other qualified staffing providers as subcontractors, commonly referred to as "associate vendors," to provide service in areas where the Company does not maintain an office or cannot recruit sufficient qualified personnel and to supply secondary source back-up recruiting or provide assistance in meeting the customer's stated diversity and/or subcontracting goals. In other managed services programs, requisitions are sent simultaneously to a number of approved staffing firms, and Volt must compete for each placement. Other features of managed services programs include customized and consolidated billing to the customer for all of Volt's and associate vendors' services, and detailed management reports on staffing usage and costs. Some managed services programs are tailored to the customer's unique needs for single source consolidated billing, reporting and payment. In most cases, Volt is required to pay the associate vendor only after Volt receives payment from its customer. Volt also acts as an associate vendor to other national providers in their managed services programs to assist them in meeting their obligations to their customers. The bidding process for these managed service and national contracts, in general, is very competitive. The Staffing Solutions Group has been successful in obtaining a number of large national contracts, that typically require on-site Volt representation and fulfillment at multiple customer facilities. Many contracts are for a one to three year time period, at which time they are typically re-bid. Others are for shorter periods or may be for the duration of a particular project or subproject or a particular need that has arisen, which requires additional or substitute personnel. Many of these contracts require considerable start-up costs and may take from six to twelve months to reach anticipated revenue levels and reaching those levels is dependent on the customer's requirements at that time. The Staffing Solutions Group maintains a group dedicated to the acquisition, implementation and service of national accounts; however, there can be no assurance that Volt will be able to retain accounts that it currently serves, or that Volt can obtain additional national accounts on satisfactory terms.

     The Staffing Solutions Group maintains centralized databases, containing resumes of candidates from which it fills customers' job requirements. Other candidates are referred by the customer itself for assignment as Volt employees. Volt Europe maintains similar computerized databases containing resumes of candidates from the United Kingdom and continental Europe. Higher skilled individuals employed by the Staffing Solutions Group are frequently willing to relocate to fill assignments while lesser skilled employees are generally recruited and assigned locally. In addition to maintaining proprietary Internet recruiting sites, the segment has numerous contracts with independent web-based job search companies.

     Individuals hired by the Staffing Solutions Group typically become Volt employees or contractors during the period of their assignment. As employer of record, Volt is responsible for the payment of wages, payroll taxes, workers' compensation and unemployment insurance and other benefits, which may include paid sick days, holidays, vacations and medical insurance. Increases in payroll taxes and costs of workers' compensation and unemployment insurance and other benefits have had and will continue to have a significant effect on the Company's profitability, competitiveness and financial performance.

     The Staffing Solutions Group provides direct placement services as well. In the United States, these services are provided through Volt Professional Placement, an employment search organization specializing in the recruitment and direct hire of individuals, including information technology, engineering, technical, accounting, finance and administrative support disciplines. The direct placement recruiters operate within Volt's existing United States and European branch offices. In addition, some customers will convert contingent staff to permanent positions if their needs require permanent staff, and in some cases the Company may receive a conversion fee.

     Another service offering is Recruitment Process Outsourcing services, branded as "Momentum, a Volt Information Sciences CompanyTM", which delivers end-to-end hiring solutions and technology for customers, starting at the requisition process and extending through sourcing and onboarding of the customer's employees.

     The domestic and global staffing services industry is highly competitive. The Company currently competes in major markets in North America, Europe, and Asia with many global staffing companies, as well as many regional and local competitors, to recruit and maintain a database of potential employees and to obtain and service customers who require contingent staffing and other workforce solutions.

     Volt has made and will continue to make substantial investments in technological solutions that focus on core recruiting competencies, improving productivity and reducing costs and administrative burdens for field operations, including new efficiencies for the onboarding process by the elimination of most paper forms. There can be no assurance that these solutions will enable the Staffing Solutions Group to be competitive or that the segment will continue to develop new solutions or that they will be successful.

     Information Technology Solutions

     VMC Consulting

     Information  Technology  Project  Management  Solutions,   branded  as  VMC
     Consulting, include a varied portfolio of project-based professional services, often utilizing contingent staff sourced by Volt Staffing Solutions Group. With locations and customers in North America, Europe, and Asia, VMC's services are delivered via outsourcing and in-sourcing models, whether onsite, offsite, onshore, near-shore, offshore or hybrid engagements. Projects range from product development, enterprise technology implementation and integration, to technical call center services.

     Offerings include electronic game testing, hardware and software testing, technical communications, technical call center support, data center management, enterprise technology implementation and integration and corporate help desk services. Consulting, project management, and services currently are delivered to companies in the following industries: consumer products, financial services, manufacturing, media/entertainment, pharmaceuticals, software and technology.

     Although VMC Consulting continues its efforts to increase its customer base and to broaden its services, there is no assurance that its present or future services will be competitive, that it will continue to obtain new customers or renew and/or extend existing customer contracts or develop new services or that its present services or new services will continue to be successfully marketed.

     E-Procurement Solutions

     ProcureStaff

     ProcureStaff, Ltd. offers internet-based procurement and spend management solutions for FORTUNE 100 and other customers. ProcureStaff focuses on automating, managing and validating a customer's entire procurement cycle. At the core of the ProcureStaff's service offerings are ConsolSM and HRP, business-to-business e-commerce applications that streamline client and vendor functions while significantly reducing costs and the risks of non-compliance with client policies.

     ProcureStaff maintains significant international operations tailored to local country laws and market conditions and is aggressively seeking new global customers and markets. ProcureStaff also automates and manages the source-to-settle process (from identification of initial requirement through billing for final deliverable) for resource-based services to provide visibility and centralized control over all categories of enterprise-wide service expenditures, including statement of work, project work and deliverable based services. ProcureStaff provides this source-to-settle process to its customers with web-based access, the creation of project bid requests, requisition management, electronic procurement, relationship management, vendor management, time and expense keeping, consolidated invoicing, consolidated billing and payment and sophisticated on-line management reporting. Program implementation imposes start up costs on ProcureStaff which may take up to a year to recover. ProcureStaff competes with other companies which provide similar vendor neutral solutions, some of which are affiliated with competitive staffing companies.

     Although ProcureStaff continues its efforts to obtain new customers and to develop and enhance its services and systems, there is no assurance that its present or future services will be competitive, that it will continue to obtain new customers or renew existing customer contracts or develop new services or that present services or new services will continue to be successfully marketed.

During the week ended October 29, 2006, the entire Staffing Services segment provided approximately 41,000 (43,000 in 2005) of its own temporary employees to its customers, in addition to employees provided by subcontractors and associate vendors.

While the markets for the entire Staffing Services segment's services include a broad range of industries throughout North America, Europe and Asia, general economic conditions in specific geographic areas or industrial sectors affect the profitability of the segment. The segment has also experienced margin erosion caused by increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal. While the segment has reduced workers compensation costs and is committed to further efficiencies designed to increase profitability, there can be no assurances that profitability will increase. In addition, this segment could be adversely affected by changes in laws, regulations and government policies, including the results of pending litigation and governmental activity regarding the staffing services industry, and related litigation expenses, customers' attitudes toward outsourcing and temporary personnel, any decreases in rates of unemployment in the future and higher wages sought by temporary workers, especially those in certain technical fields often characterized by labor shortages.

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

The ability of the entire Staffing Services segment to compete successfully for customers depends on its reputation, pricing and quality of service provided and its ability to engage, in a timely manner, personnel meeting customer requirements. Competition varies from market to market and country to country. In most areas there are few significant barriers to entry and no single provider has a dominant share of the market. The staffing services market is highly competitive and pricing pressure from customers and competitors continues to be significant. Many of the contracts entered into by this segment are of a relatively short duration, and awarded on the basis of competitive proposals that are periodically re-bid by the customer. Under many of these contracts, there is no assurance of any minimum amount of work that will actually be available and the Company is frequently required to compete for each placement. Although the Company has been successful in obtaining various short and long-term contracts in the past, in many instances margins under these contracts have decreased. There can be no assurance that existing contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to the Company, or that revenues or profitability from an expired contract will be replaced. Some of this segment's national contracts are large, and the loss of any large contract could have a significantly negative effect on this segment's business unless, and until, the business is replaced. The segment competes with many staffing firms, some of which are larger and have substantially greater financial resources than Volt, as well as with individuals seeking direct employment with the Company's existing and potential customers.

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

     DataNational

     DataNational, Volt's independent telephone directory publisher, principally publishes community-based directories, primarily in the mid-Atlantic and southeastern portions of the United States. DataNational's community-based directories provide consumers with information concerning businesses that provide services within their local geographic area. The directories may also include features that are unique to the community, such as school information, maps and a calendar of events. All of the DataNational directories are also available on the Internet at www.communitybook.info. The division identifies markets where demographics and local shopping patterns are favorable to the division's community-oriented product and adjusts accordingly. During fiscal 2006, the division published 139 community, county and regional directories. DataNational's principal competitors are regional telephone companies, whose directories typically cover a much wider geographic area than the DataNational directories, as well as other independent telephone directory companies, which compete at the local level. DataNational's revenues are generated from yellow page advertising sold in its directories. The Company believes that advertisers are attracted to DataNational's community directories because the directories enable them to specifically target their local markets at a much lower cost than directories covering larger markets. Some competitors are much larger than DataNational and have greater financial resources to enable them to compete aggressively in the same markets.

     Directory Systems/Services

     Directory Systems/Services develops and markets telephone directory systems and services to directory publishers, using computer systems manufactured by others, combined with proprietary software developed by the Company and by third parties specifically for the division. These systems manage the production and control of databases principally for directory and other advertising media publishers and produce digitized display advertisements and photocomposed pages, with integrated graphics, for both printed and electronic yellow and white pages directories. These systems incorporate "workflow management," by which ads are automatically routed between workstations, increasing throughput and control, including management of additions and deletions of listings. These systems are licensed to, and the services are performed for, publishers and others worldwide, including the segment's DataNational division.

     Uruguay

     In  2006,   Volt's  Uruguay  division   published  yellow  pages  telephone
     directories as an independent publisher. Revenues are generated from the sale of yellow pages advertising.

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

Although economic conditions in Uruguay and neighboring countries are slowly improving, they continue to have a significant adverse impact on advertising and printing revenue and operating profits of the Uruguay operation. The printing operations are facing intense competition from other suppliers in neighboring countries.

Other than DataNational, a substantial portion of this segment's business is obtained through submission of competitive proposals for contracts. These short and long-term contracts are re-bid after expiration. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business and customers, there can be no assurance that contracts will be renewed or extended, that the segment can successfully obtain new business and customers or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, the segment's sales and profitability are highly dependent on advertising revenue from DataNational's directories, which could be affected by general economic conditions.

Telecommunications Services Segment

Volt's Telecommunications Services segment provides telecommunications and other services, including design, engineering, construction, installation, maintenance and removal of telecommunications equipment for the outside plant and central offices of telecommunications and cable companies, and within end-user premises, in the United States. This segment also provides complete turnkey services for wireless telecommunications carriers and wireless infrastructure suppliers, provides limited distribution of products and provides some non-telecommunications engineering and construction services for other utilities.

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

     o Construction services, including aerial, underground and other construction services, using the Company's owned and leased vehicles and equipment. These services include jack and bore, directional boring, trenching and excavation, conduit and manhole systems, cable placement and splicing, pole placement and wrecking, copper, coaxial and long- and short-haul fiber optic cable installation, splicing, termination and testing, project management and inspection services.

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

This segment resells telecommunications equipment to customers. In addition, this segment offers the added value of being able to provide total management of multi-discipline projects because of its ability to integrate efforts on a single project and to assume responsibility for programs that require a single point of contact and uniform quality. The segment performs these services on a project and/or contract personnel placement basis in the outside plant, central offices, wireless sector and within end-user premises. Customers include telephone operating companies, local exchange carriers, wireless carriers, telecommunications equipment manufacturers, cable television providers, electric, gas, water and water-services utilities, federal, state and municipal government units and private industry.

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

A portion of the Company's business in this segment is obtained through the submission of competitive proposals for contracts that typically expire within one to three years and upon expiration are re-bid and price is often an important factor in the award of such agreements. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract. Under many of these contracts, including master service contracts, there is no assurance of any minimum amount of work that will actually be available. Therefore, these contracts do not give the assurance that long-term contracts typically provide. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business and customers, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms or that the Company can obtain new business and customers. In addition, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the consolidation within the segment's telecommunications industry wire-line customer base and an increasing shift by consumers to wireless communications and alternatives. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment.

Computer Systems Segment

Volt's Computer Systems segment provides its customers worldwide with telephone directory services, information services and other operator services systems, and designs, develops, sells, leases and maintains computer-based directory assistance services along with other database management and related services, primarily to the telecommunications industry through VoltDelta Resources, LLC. and its subsidiaries (collectively "VDR"). The segment also provides third party IT and data services to others. This segment is comprised of three synergistic business units: VoltDelta Resources ("VoltDelta"), DataServ and Maintech.

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

     To meet the needs of customers who desire to upgrade their operator services capabilities by procuring services as an alternative to making a capital investment, the unit has deployed and is marketing enhanced directory assistance and other information service capabilities as a transaction-based ASP service, charging a fee per transaction. One ASP service is marketed as DirectoryExpress, which provides access to over 180 million United States and Canadian business, residential and government listings to directory assistance operators worldwide. Another ASP service is Directory Assistance Automation ("DAA"), which is currently deployed by major wireline and wireless carriers. VoltDelta owns and operates its own proprietary systems and provides its customers access to a national database sourced from listings obtained by VoltDelta from various telephone companies and other independent sources. In addition, VoltDelta continues to provide customers with new systems, as well as enhancements to existing systems, equipment and software. The ASP model generally requires significant capital expenditure before any revenue is realized, usually on a transaction basis.

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

     DataServ

     DataServ was established in fiscal year 2002 as a separate division of VDR to target non-telco enterprise customers with enhanced directory assistance and information services. The division's services utilize the most accurate consumer and business databases to allow companies to improve their operations and marketing capabilities. Working with VoltDelta and other data aggregators, DataServ's information is updated daily and is substantially augmented with specialized information unique to the non-telco enterprise customer. DataServ integrates customer applications access via XML and other advanced technologies with its various databases. DataServ has agreements with several agents and resellers to distribute its services into targeted industries.

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

     Maintech

     Maintech, a division of VDR is an Independent Services Organization (ISO) providing managed IT service solutions to mid-size and large corporate clients across the United States, including many of those who have purchased systems from VoltDelta. Its service offerings are tailored to mission-critical, multi-platform operating environments where standards of system availability of 99+% are the norm. Maintech's target markets include banking and brokerage, telecommunications, aerospace, healthcare and manufacturing.

     Clients may engage Maintech for an enterprise-wide single source IT Outsourcing Solutions commitment that includes program management, technology planning, transition management, Wintel/UNIX/Linux system administration, network administration, Network Operations Center ("NOC") monitoring services, hardware maintenance and LAN/WAN/Voice services. Clients may also choose Maintech for any subset of services including support of large Wintel/UNIX/Linux server farms and storage networks and corporate Desktop/Deskside support. As an ISO, the demand for Maintech's single source, vendor neutral, unbiased services profile is rapidly growing in an IT marketplace where infrastructure optimization via multiple OEM's is the norm.

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

Some of this segment's contracts expired in 2006, while others were renewed and new contracts were awarded to the segment. Other contracts are scheduled to expire in 2007 through 2009. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract. Therefore, these contracts do not give the assurances that long-term contracts typically provide. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business and customers, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms or that new business and customers can be obtained. In addition, the segment has recently experienced a reduction in transaction volume due to lower access to directory assistance by wire-line carrier customers. This trend may continue.

On December 29, 2005, VDR purchased from Nortel Networks its 24% minority interest in VDR. Under the terms of the agreement, VDR was required to pay Nortel Networks approximately $56.4 million for its minority interest in VDR, and a cash distribution of approximately $5.4 million. Under the terms of the agreement, VDR paid $25.0 million on December 29, 2005 and paid the remaining $36.8 million on February 15, 2006. The transaction resulted in an increase of approximately $8.2 million in goodwill and $9.3 million in intangible assets.

On December 30, 2005, Volt Delta Resources, LLC purchased varetis Solutions GmbH, headquartered in Munich, Germany. Varetis Solutions adds technology in the area of wireless and wire-line database management, directory assistance/inquiry automation, and wireless handset information delivery to the segment's significant technology portfolio. It also adds products that the segment can now sell to VoltDelta's North American market. During 2006, Varetis Solutions was successfully integrated with VoltDelta Europe, an existing subsidiary of Volt Delta. The combined entity, operating as Volt Delta International, now allows the company to better focus on the evolving global market for directory information systems and services.

Although VDR was successful during fiscal year 2006 in obtaining new customers for these services, including major telephone companies serving the long distance and cellular markets, and DataServ expanded its customer base and achieved significant revenue growth, there can be no assurance that they will continue to be successful in marketing these services to additional customers, or that the customers' volume of transactions will be at a level sufficient to enable the segment to maintain the current level of profitability.

Research, Development and Engineering

During fiscal years 2006, 2005 and 2004, the Company expended approximately $2.7 million, $1.1 million and $4.7 million, respectively, on research, development and engineering for product and service development and improvement, substantially all of which is Company sponsored, and none of which was capitalized. The major portion of research and development expenditures was incurred by the Computer Systems segment.

In addition, the Company's software technology personnel are involved in the development and acquisition of internal- use software to be used in its Enterprise Resource Planning System and software used in its operating systems. In fiscal 2006, 2005 and 2004, expenditures for internal-use software were $18.7 million, $21.1 million and $19.3 million, respectively, of which $4.1 million, $4.4 million and $7.3 million were capitalized.

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

Customers

In fiscal 2006, the Telecommunications Services segment's sales to three customers accounted for approximately 24%, 22% and 18% of the total sales of that segment; the Computer Systems segment's sales to two customers accounted for approximately 25% and 14% of the total sales of that segment and the Staffing Services segment's sales to one customer accounted for approximately 13% of the total sales of that segment. In fiscal 2006, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 11% of the Company's consolidated net sales of $2.3 billion and 7% of the Company's consolidated gross billings of $3.4 billion under a number of different contracts. The difference between net sales and gross billings is the Company's associate vendor costs, which are excluded from sales due to the Company's relationship with the customers and the Company's associate vendors, who have agreed to be paid subject to receipt of the customers' payment to the Company. Revenue for these services is recognized net of associated vendor costs in the period the services are rendered. The Company believes that gross billing is a meaningful measure, which reflects actual volume by the customers.

The loss of one or more of these customers, unless the business is replaced by the Company or the segment, respectively, could result in an adverse effect on the results for the Company or that segment's business.

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

In fiscal 2004, the Telecommunications Services segment's sales to four customers accounted for approximately 17%, 15%, 12% and 11% of the total sales of that segment; and the Computer Systems segment's sales to one customer accounted for approximately 28% of the total sales of that segment; the Staffing Services segment's sales to one customer accounted for approximately 14% of the total sales of that segment; and the Telephone Directory segment's sales to one customer accounted for approximately 10% of the total sales of that segment. In fiscal 2004, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 12% of the Company's consolidated net sales of $1.9 billion and 7.6% of the Company's consolidated gross billings of $3.0 billion.

Seasonality

Historically, the Company's results of operations have been lowest in its first fiscal quarter as a result of reduced requirements for the Staffing Services segment's personnel due to the Thanksgiving, Christmas and New Year holidays as well as certain customer facilities closing for one to two weeks. In addition, the Telephone Directory segment's DataNational division publishes more directories during the second half of the fiscal year. During the third and fourth quarter of the fiscal year, the Staffing Services segment benefits from a reduction of payroll taxes in its Technical Placement division and increased use of Administrative and Industrial services during the summer vacation period.

Employees

During the week ended October 29, 2006, Volt employed approximately 46,000 persons, including approximately 41,000 persons who were on temporary assignment for the Staffing Services segment. Volt is a party to two collective bargaining agreements, which cover a small number of its employees. The Company believes that its relations with its employees are satisfactory.

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

Access to Company Information

The Company electronically files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission ("SEC"). These and other SEC filings by the Company are available to the public over the Internet at the SEC's website at http://www.sec.gov and at the Company's website at http://www.volt.com in the Investor Relations/Corporate Governance section, as soon as reasonably practicable after they are electronically filed with the SEC.

Copies of the Company's Code of Business Conduct and Ethics and other significant corporate documents (the Corporate Governance Guidelines, Governance Committee Charter, Audit Committee Charter, Compensation Committee Charter, Financial Code Of Ethics, Whistleblower Policy, Foreign Corrupt Practices Act Policy, Insider Trading Policy and Addition to Volt Insider Trading Policy, and the Electronic Communication Policy) are also available at the Company's website in the Investor Relations/Corporate Governance section. Copies are also available without charge upon request to Volt Information Sciences, Inc., 560 Lexington Avenue, New York, New York 10022, 212-704-2400, Attention: Shareholder Relations.

Pursuant to Section 303A.12(a) of the Rules of the NYSE, a company's annual report to its shareholders must disclose that the previous year's 12(a) CEO Certification was submitted to the NYSE. As required, the Company's 12(a) CEO Certification for the previous year was submitted to the NYSE on May 1, 2006, and certifies that the CEO was not aware of any violation by the Company of NYSE's Corporate Governance listing standards.

ITEM 1A. RISK FACTORS

Forward-Looking Statements

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

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

THE COMPANY'S BUSINESS IS DEPENDENT UPON GENERAL ECONOMIC, COMPETITIVE AND OTHER BUSINESS CONDITIONS, INCLUDING THE UNITED STATES AND EUROPEAN ECONOMIES AND OTHER GENERAL CONDITIONS, SUCH AS CUSTOMERS OUTSOURCING ACTIVITIES TO OTHER COUNTRIES.

The demand for the Company's services in all segments is dependent upon general economic conditions. Accordingly, the Company's business tends to suffer during economic downturns. In addition, in the past few years major United States companies, many of which are customers of the Company, have increasingly outsourced business to foreign countries with lower labor rates, less costly employee benefit requirements and fewer regulations than the United States. There could be an adverse effect on the Company if customers and potential customers continue to move manufacturing and servicing operations off-shore, reducing their need for temporary and permanent workers within the United States. It is also important for the Company to diversify its pool of available temporary personnel to offer greater support to the service sector of the economy and other businesses that have more difficulty in moving off-shore, as well as expanding its retail customer base which generally affords higher margin opportunities. In addition, the Company's other segments may be adversely affected if they are required to compete from the Company's United States based operations against competitors based in such other countries. Although the Company has begun to expand its operations to serve existing customers in such countries, and has established subsidiaries in some foreign countries, there can be no assurance that this effort will be successful or that the Company can successfully compete with competitors based overseas or who have established foreign operations.

The Company's business is dependent upon the continued financial strength of its customers. Customers that experience economic downturns or other negative factors are less likely to use the Company's services.

In the Staffing Services segment, a weakened economy results in decreased demand for temporary and permanent personnel. When economic activity slows down, many of the Company's customers reduce their use of temporary employees before they reduce the number of their regular employees. There is less need for contingent workers by all potential customers, who are less inclined to add to their costs. Since employees are reluctant to risk changing employers, there are fewer openings and reduced activity in permanent placements as well. In addition, while in many fields there are ample applicants for available positions, variations in the rate of unemployment and higher wages sought by temporary workers in certain technical fields with labor shortages could affect the Company's ability to meet its customers' demands in these fields and the Company's profit margins. The segment has also experienced margin erosion caused by increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with which they deal. Increased workers' compensation costs and unemployment insurance, other payroll taxes and business taxes, some of which the Company is unable to pass on to customers, may also place pressure on margins.

While the markets for the entire Staffing Services segment's services include a broad range of industries throughout North America, Europe and Asia, general economic conditions in specific geographic areas or industrial sectors affect the profitability of the segment. The segment has also experienced margin erosion caused by increased competition, increased unemployment insurance and workers' compensation rates, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal. The segment is committed to further efficiencies designed to increase profitability, however, there can be no assurances that profitability will increase. In addition, this segment could be adversely affected by changes in laws, regulations and government policies, as well as the results of pending litigation and related litigation expenses and governmental activity regarding the staffing services industry, customers' attitudes toward outsourcing and temporary/contract personnel, any decreases in rates of unemployment in the future and higher wages sought by temporary/contract workers, especially those in certain technical fields often characterized by labor shortages.

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

THE COMPANY'S STAFFING SERVICES BUSINESS AND ITS OTHER SEGMENTS SUBJECT IT TO EMPLOYMENT-RELATED AND OTHER CLAIMS.

The Company's staffing services business employs individuals on a temporary basis and places them in a customer's workplace. The Company's ability to control the customer workplace is often limited, and the Company risks incurring liability to its employees for injury (which results in increased workers' compensation costs) or other harm that they suffer at the customer's workplace. Increases in workers' compensation costs adversely affect the Company's competitive position and its ability to retain business and obtain new business. Although the Company has not historically suffered materially from such harm suffered by its employees, other than increases in workers' compensation costs, there can be no assurance that future claims will not materially adversely affect the Company.

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

There has been an increase in litigation in the United States by temporary workers against users and providers of temporary services claiming that temporary workers are entitled to various rights given to traditional employees, that certain temporary employees should be classified as the customers' employees and are entitled to participate in certain of the customers' benefit programs, and for violations of applicable labor codes. The Company does not know the effect, if any, the resolution of these cases will have on the industry or upon the Staffing Solutions Group's business, but adverse decisions may adversely affect the business of the Staffing Services segment.

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

In the Company's European markets, temporary services are more heavily regulated than in the United States and litigation and governmental activity (at European Union and national levels) directed at the way the industry does business is also being conducted or considered. Volt does not know the effect, if any, the outcome of governmental activity will have on the industry in general or upon the Staffing Solutions Group's business.

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

The Company, in all segments, has experienced intense price competition and pressure on margins and lower renewal markups for customers' contracts than previously obtained. While the Company has and will continue its efforts to take action to meet competition in its highly competitive markets with minimal impact on margins, there can be no assurance that the Company will be able to do so.

The Company, in certain businesses in all segments, must obtain or produce products and systems, principally in the IT environment, to satisfy customer requirements and to remain competitive. While the Company has been able to do so in the past, there can be no assurance that in the future the Company will be able to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner and to achieve customer acceptance of its products and systems in markets characterized by rapidly changing technology and frequent new product introductions. Although Volt continues its investment in research and development, there is no assurance that this segment's present or future products and systems will be competitive, that the segment will continue to develop new products and systems or that present products and systems or new products and systems can be successfully marketed. In addition, the Company's products and systems are subject to risks inherent in new product introductions, such as start-up delays, cost overruns and uncertainty of customer acceptance, the Company's dependence on third parties for some product components and in certain technical fields with labor shortages, the Company's ability to hire and retain such specialized employees, all of which could affect the Company's ability to meet its customers' demands in these fields and the Company's profit margins.

In addition to these general statements, the following information applies to the specific segments identified below.

The Company's Staffing Services segment is in a very competitive industry with few significant barriers to entry. There are many temporary service firms in the United States and Europe, many with only one or a few offices that service only a small market and generally have lower overhead. On the other hand, some of this segment's principal competitors are larger and have substantially greater financial resources than the Company and service the multi-national accounts whose business the Company solicits. Accordingly, these competitors may be better able than the Company to attract and retain qualified personnel and may be able to offer their customers more favorable pricing terms than the Company. Furthermore, in the staffing industry contingent workers are provided to customers and most customers are more protective of their full-time workforce than contingent workers.

The results of the Company's Computer Systems segment are highly dependent on the volume of directory assistance calls to this segment's customers which are processed by the segment under existing contracts, the segment's ability to continue to secure comprehensive listings from others at acceptable pricing, its ability to obtain additional customers for these services and on its continued ability to sell products and services to new and existing customers. The volume of transactions with this segment's customers and the revenues received by the Company are subject to reduction as consumers utilize free listings offered by alternative sources, including on the Internet and from consolidation in the telecommunications industry. This segment's position in its market depends largely upon its reputation, quality of service and ability to develop, maintain and implement information systems on a cost competitive basis.

The Company's Telecommunications Services segment faces substantial competition with respect to all of its telecommunications services from other suppliers and from in-house capabilities of present and potential customers. Since many customers provide the same type of services as the segment, the segment faces competition from its own customers and potential customers as well as from third parties. The Telecommunications Services segment performs much of its services outdoors, and its business can be adversely affected by inclement weather. Some of this segment's significant competitors are larger and have substantially greater financial resources than the Company. There are relatively few significant barriers to entry into certain of the markets in which the segment operates, and many competitors are small, local companies that generally have lower overhead. The Company's ability to compete in this segment depends upon its reputation, technical capabilities, pricing, quality of service and ability to meet customer requirements in a timely manner, as well as the economic health of the telecom industry. Volt believes that its competitive position in this segment is augmented by its ability to draw upon the expertise and resources of other Volt segments.

In the Telephone Directory segment, the timing of delivery of telephone directories affects the timing of revenue recognition. Additionally, in all segments, the degree and timing of customer acceptance of systems and of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' utilization of the Company's services, could adversely affect the Company's businesses.

THE COMPANY MUST COMPLETE THE INTEGRATION OF VARETIS SOLUTIONS INTO THE COMPANY'S COMPUTER SYSTEMS SEGMENT

On December 30, 2005, VoltDelta Resources, LLC ("VoltDelta"), a wholly-owned subsidiary of the Company, acquired varetis AG's (now known as GoYellow AG ("GoYellow")) Varetis Solutions subsidiary, which is engaged in the business of providing wireless and wire-line database management, directory assistance/inquiry automation, and wireless handset information delivery. Together with its subsidiaries, VoltDelta is reported as the Company's Computer Systems segment. On September 6, 2006, the Company was first notified of a decision in an action brought in Germany by several shareholders of GoYellow. The decision, dated August 24, 2006, by the trial court held, in substance, that the consent on December 29, 2005 by the shareholders of GoYellow to the contract relating to the sale of Varetis Solutions by GoYellow was invalid, because the shareholders were not given adequate information prior to the meeting. This decision is against GoYellow and neither the Company nor any of its subsidiaries nor any of its or their officers or directors is or was a party. Go Yellow has appealed the decision. The Company has been advised by counsel in Germany that, there is little risk that the purchase by Volt Delta of Varetis Solutions could be set aside. In fiscal 2006, the revenue of Varetis Solutions comprised less than 1% of the Company's net consolidated sales. The Company believes that the effect of the litigation will not have a material adverse effect on the Company.

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

THE COMPANY MUST STAY IN COMPLIANCE WITH THE SARBANES-OXLEY ACT

The Company believes it is in compliance with the Sarbanes-Oxley Act of 2002. The cost of compliance adversely affected the Company's operating results for its 2006 fiscal year and costs of continued compliance with such Act will affect the Company's operating results in the future. While the Company expects to be in compliance with such Act, there can be no assurance that it will be able to do so.

THE COMPANY'S PRINCIPAL SHAREHOLDERS OWN A SIGNIFICANT PERCENTAGE OF THE COMPANY AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER THE COMPANY AND THEIR INTERESTS MAY DIFFER FROM THOSE OF OTHER SHAREHOLDERS.

As of December 31, 2006, the Company's principal shareholders, who are related family members, controlled in excess of 39% of the Company's outstanding common stock. Accordingly, these shareholders are able to control the composition of the Company's board of directors and many other matters requiring shareholder approval and will continue to have significant influence over the Company's affairs. This concentration of ownership also could have the effect of delaying or preventing a change in control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of the Company.

THE COMPANY'S STOCK PRICE COULD BE EXTREMELY VOLATILE AND, AS A RESULT, INVESTORS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE THEY PAID FOR THEM.

Among the factors that could affect the Company's stock price are:

     o limited float notwithstanding that the Company's stock is traded on the New York Stock Exchange;
     o    industry trends and the business success of the Company's customers;
     o    loss of a key customer;
     o    fluctuations in the Company's results of operations;
     o the Company's failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of the Company's future results of operations;
     o    strategic  moves  by  the  Company's  competitors,   such  as  product
          announcements or acquisitions;
     o regulatory developments, including compliance with the Sarbanes-Oxley Act of 2002;
     o    litigation;
     o    general market conditions; and
     o other domestic and international macroeconomic factors unrelated to the Company's performance.

The stock market has experienced and may in the future experience extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against the Company, it would incur substantial legal fees and management's attention and resources would be diverted from operating its business in order to respond to the litigation.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The Company occupies approximately 44,000 square feet of space at 560 Lexington Avenue, New York, New York under leases that expire in 2009. The facility serves as the Company's corporate headquarters, the headquarters for the Company's Computer Systems segment and a base for certain operations of the Company's Staffing Services segment. The following table sets forth certain information as to each of the Company's other major facilities:

                                                        Approximate Sq. Ft.     If Leased, Year of
Location                Business Segment                Leased Or Owned         Lease Expiration
--------                ----------------                -------------------     ------------------
Orange,                  West Region Headquarters              200,000             Owned (1)
California               Accounting Center
                         Staffing Services
                         Computer Systems

El Segundo,              Staffing Services                      20,000              Owned
California

San Diego,               Staffing Services                      20,000              Owned
California

Montevideo,              Telephone Directory                   93,000                2007
Uruguay

Blue Bell,               Telephone Directory                   55,000                2007
Pennsylvania             Computer Systems

Redmond,                 Staffing Services                     46,000                2010
Washington                                                     47,000                2007

Wallington,              Computer Systems                      32,000                2008
New Jersey

Rochester,               Computer Systems                      39,000                2008
New York

Toronto,                 Staffing Services                     81,000                2010
Canada

Munich,                  Staffing Services                     36,000                2009
Germany

(1) See Note F of Notes to Consolidated Financial Statements for information regarding a term loan secured by a deed of trust on this property.

The Company leases space in approximately 240 other facilities worldwide (excluding month-to-month rentals), each of which consists of less than 20,000 square feet. These leases expire at various times from 2007 until 2014.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is party to certain claims and legal proceedings which arise in the ordinary course of business. There are no claims or legal proceedings pending against the Company or its subsidiaries, which, in the opinion of management, would have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                               EXECUTIVE OFFICERS

STEVEN A. SHAW, 47, has been President, Chief Executive Officer and Chief Operating Officer of the Company since March 2006. Prior thereto he served as Executive Vice President, co-Chief Executive Officer and Chief Operating Officer of the Company since September 2005. He served as Executive Vice President and Chief Operating Officer of the Company from March 2005 and Senior Vice President of the Company from November 2000 until March 2005. He has been employed by the Company in executive capacities since November 1995.

JEROME SHAW, 80, a founder of the Company, has been Executive Vice President and Secretary of the Company since its inception in 1957 and has been employed in executive capacities by the Company and its predecessors since 1950.

HOWARD B. WEINREICH, 64, has been General Counsel of the Company since September 1985 and a Senior Vice President of the Company since May 2001. He has been employed in executive capacities by the Company since 1981.

THOMAS DALEY, 52, has been Senior Vice President of the Company since March 2001 and has been employed in executive capacities by the Company since 1980.

LUDWIG M. GUARINO, 55, has been Senior Vice President of the Company since April 2006, Treasurer of the Company since January 1994 and has been employed in executive capacities by the Company since 1976.

JACK EGAN, 57, has been Senior Vice President and Principal Financial Officer of the Company since April 2006. Prior thereto he served as Vice President - Corporate Accounting and Principal Accounting Officer since January 1992. He has been employed in executive capacities by the Company since 1979.

DANIEL G. HALLIHAN, 58, has been Vice President - Accounting Operations since January 1992 and has been employed in executive capacities by the Company since 1986.

RONALD KOCHMAN, 47, has been Vice President of the Company since March 2005 and has been employed by the Company in executive capacities in its financial departments since 1987.

LOUISE ROSS, 58, has been Vice President - Human Resources of the Company since September 2006 and has been employed by the Company in executive capacities in its human resource departments since 1993.

Steven A. Shaw is the son of Jerome Shaw. Deborah Shaw, a director of the Company, is the cousin of Steven A. Shaw. Bruce G. Goodman, a director of the Company, is the husband of Deborah Shaw's sister. Deborah Shaw and her sister are co-executors of the Estate of William Shaw. William Shaw was Jerome Shaw's brother and a founder of the Company, and was President and Co-Chief Executive Officer at the time of his death in March 2006. There are no other family relationships among the executive officers or directors of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the New York Stock Exchange (NYSE Symbol-VOL). The following table sets forth the high and low prices of Volt's common stock, as reported by the NYSE, during the Company's two fiscal years ended October 29, 2006:

                           2006                          2005
                  ----------------------        ----------------------
Fiscal Period     High             Low           High             Low
-------------     ------          ------        ------          ------

First Quarter     $25.09          $18.05        $31.99          $24.57
Second Quarter     32.44           23.85         32.51           19.67
Third Quarter      48.48           28.05         27.21           19.10
Fourth Quarter     44.47           33.15         27.59           17.52

As of January 5, 2007, there were approximately 326 holders of record of the Company's common stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

Cash dividends have not been paid during the reported periods. The Company's credit agreement contains financial covenants, one of which limits dividends in any fiscal year to 50% of the prior year's consolidated net income, as defined. Therefore, the amount available for dividends at October 30, 2006 was $15.3 million.

On December 19, 2006, the Board of Directors approved a three for two split of the Company's common stock, in the form of a 50% stock dividend payable January 26, 2007 to record holders as of January 15, 2007.

The following table sets forth certain information, as at October 29, 2006, with respect to the Company's equity compensation plans:

                                          Number of securities to be       Weighted-average        Number of securities
                                            issued upon exercise of       exercise price of       remaining available for
                                             outstanding options,        outstanding options,      future issuance under
           Plan Category                      warrants and rights        warrants and rights     equity compensation plans
           -------------                      -------------------        -------------------     -------------------------
Equity compensation plans approved
by security holders                                    101,985  (a)            $23.78                         -  (a)

Equity compensation plans not                                -                      -                         -
approved by security holders                           -------                 ------                    ------
  Total                                                101,985                 $23.78                         -
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

ITEM 6.  SELECTED FINANCIAL DATA

                                                         Year Ended (Notes 1 and 2)
                                       ---------------------------------------------------------------
                                         October     October     October     November     November
                                        29, 2006    30, 2005    31, 2004     2, 2003      3, 2002
                                       ---------------------------------------------------------------
                                                    (In thousands, except per share data)

Net Sales                               $2,338,453  $2,177,619  $1,924,777   $1,609,491    $1,468,093
                                       ===============================================================

Income (loss) from continuing
 operations - before items shown below
--Note 3                                   $30,650     $17,040     $24,196       $4,205       ($5,096)
Discontinued operations
--Note 4                                                             9,520                      4,310
Cumulative effect of a change in
 accounting - goodwill impairment
--Note 3                                                                                      (31,927)
                                       ---------------------------------------------------------------
Net income (loss)                          $30,650     $17,040     $33,716       $4,205      ($32,713)
                                       ===============================================================

Per Share Data
Basic:
 Income (loss) from continuing
  operations - before items shown below      $1.98       $1.11       $1.59        $0.28        ($0.33)
 Discontinued operations                                              0.62                       0.28
 Cumulative effect of a change in
  accounting                                                                                    (2.10)
                                       ---------------------------------------------------------------
 Net income (loss)                           $1.98       $1.11       $2.21        $0.28        ($2.15)
                                       ===============================================================
 Weighted average number of shares          15,485      15,320      15,234       15,218        15,217
                                       ===============================================================

Diluted:
 Income (loss) income from continuing
  operations - before items shown below      $1.97       $1.11       $1.58        $0.28        ($0.33)
 Discontinued operations                                              0.62                       0.28
 Cumulative effect of a change in
  accounting                                                                                    (2.10)
                                       ---------------------------------------------------------------
 Net income (loss)                           $1.97       $1.11       $2.20        $0.28        ($2.15)
                                       ===============================================================
 Weighted average number of shares          15,592      15,417      15,354       15,225        15,217
                                       ===============================================================

Total assets                              $699,121    $688,712    $690,036     $540,483      $511,569
                                       ===============================================================

Long-term debt, net of current portion     $12,827     $13,297     $15,588      $14,098       $14,469
                                       ===============================================================

     Note 1 -- Fiscal years 2002 through 2006 consisted of 52 weeks.

     Note 2 -- Cash dividends were not paid during the five-year period ended October 29, 2006.

     Note 3 -- Fiscal 2004 included a gain from the sale of real estate of $3.3 million ($2.0 million, net of taxes, or $0.13 per share).

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

     Note 4 -- Fiscal 2004 included a gain from discontinued operations of $9.5 million (net of taxes of $4.6 million), or $0.62 per share, from the sale of real estate previously leased to the Company's former 59% owned subsidiary, Autologic International, Inc. ("Autologic").

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

Staffing Services:

     Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In fiscal 2006, this revenue comprised approximately 77% of the Company's net sales.

     Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, for which the Company receives an administrative fee for arranging for, billing for and collecting the billings related to staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company's payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In addition, sales for certain contracts generated by the Company's Staffing Solutions Group's managed services operations have similar attributes. In fiscal 2006, this revenue comprised approximately 2% of the Company's net sales.

     Outsourced Projects: Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables, in accordance with AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts". The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In fiscal 2006, this revenue comprised approximately 5% of the Company's net sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued

Telephone Directory:

     Directory Publishing: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in the United States and Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and distributed. In fiscal 2006, this revenue comprised approximately 2% of the Company's net sales.

     Ad Production and Other: Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance. In fiscal 2006, this revenue comprised approximately 1% of the Company's net sales.

Telecommunications Services:

     Construction: Sales are derived from the Company supplying aerial, underground and other construction services. The Company's employees perform the services, and the Company takes title to all inventory and has credit risk for collecting its billings. The Company relies upon the principles in SOP 81-1, "Accounting for Performance of Construction-Type Contracts," using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project or by the percentage of completion method, when applicable. In fiscal 2006, this revenue comprised approximately 3% of the Company's net sales.

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and if applicable, any completed units are delivered and accepted by the customer. In fiscal 2006, this revenue comprised approximately 2% of the Company's net sales.

Computer Systems:

     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases based upon transaction volume. In fiscal 2006, this revenue comprised approximately 5% of the Company's net sales.

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who utilize the Company's systems on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as appropriate. In fiscal 2006, this revenue comprised approximately 2% of the Company's net sales.

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued

     SOP 97-2, "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value or by the percentage of completion method in accordance with SOP 81-1, "Accounting for Performance of Construction-Type Contracts," when applicable. In fiscal 2006, this revenue comprised approximately 1% of the Company's net sales.

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

Goodwill - Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived intangible assets are subject to annual impairment testing using fair value methodologies. The Company performs its impairment testing using comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured.

Long-Lived Assets - Property, plant and equipment is recorded at cost, and depreciation and amortization are provided on the straight-line or accelerated methods at rates calculated to allocate the cost of the assets over their period of use. Intangible assets, other than goodwill, and property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition of construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount exceeds the estimated fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

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

Securitization Program - The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., was $110 million at October 29, 2006 and $100 million at October 30, 2005, respectively. Accordingly, the trade receivables included on the October 29, 2006 and October 30, 2005 balance sheets have been reduced to reflect the participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding, a wholly-owned special purpose subsidiary of the Company) for any of the sold receivables.

Primary Casualty Insurance Program - The Company is insured with highly rated insurance companies under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premiums are based upon the level of claims incurred at a future date up to three years after the end of the respective policy year. Management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurance that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of services in the period in which such determination is made.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued

Medical Insurance Program - Beginning in April 2004, the Company became self-insured for the majority of its medical benefit programs. The Company remains insured for a portion of its medical program (primarily HMOs) as well as the entire dental program. The Company provides the self-insured medical benefits through an arrangement with a third party administrator. However, the liability for the self-insured benefits is limited by the purchase of stop loss insurance. The contributed and withheld funds and related liabilities for the self-insured program together with unpaid premiums for the insured programs, other than the current provision, are held in an IRS Code Section 501(c)(9) employee welfare benefit trust and do not appear on the balance sheet of the Company. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected losses based on statistical analyses of historical data. The provision for future payments is initially adjusted by the enrollment levels in the various plans. Periodically, the resulting liabilities are monitored and will be adjusted as warranted by changing circumstances. Should the amount of claims occurring exceed what was estimated or medical costs increase beyond what was expected, accrued liabilities might not be sufficient, and additional expense may be recorded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2006 COMPARED TO FISCAL 2005

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

     o Staffing Solutions provides a full spectrum of managed staffing, temporary/contract personnel employment, direct hire placement and workforce solutions.

     o E-Procurement Solutions provides global vendor neutral human capital acquisition and management solutions by combining web-based tools and business process outsourcing services.

     o Information Technology Solutions provides a wide range of services including consulting, outsourcing and turnkey project management in the product development lifecycle, IT and customer contact markets.

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

Numerous non-seasonal factors impacted sales and profits in the current fiscal year. In fiscal 2006, the Company's sales and operating profits were the highest in its history, with the Staffing Services and Computer Systems segments reporting record annual sales and the Staffing Services and Telephone Directory segments reporting record annual operating profits.

In fiscal 2006, the sales of the Staffing Services segment, in addition to the factors noted above, were positively impacted by a continued increase in customer use of contingent staff supplied by the segment's Technical Placement division, and, to a lesser extent, the Administrative and Industrial division. Operating profits for the year were higher than in fiscal 2005 due to the sales increase including higher direct placement business, a reduction in overhead costs as a percentage of sales and lower workers' compensation and payroll

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2006 COMPARED TO FISCAL 2005--Continued

EXECUTIVE OVERVIEW--Continued

tax costs. The most significant aspect of the reduction in overhead costs as a percentage of sales was a reduction of approximately $4.2 million in general liability insurance costs as a result of retrospective adjustments related to the segment's positive claims experience. The reduction in workers' compensation costs for fiscal 2006, which have decreased by approximately $9.1 million from the prior fiscal year, are due to the Company working closely with customers to better manage workers' compensation costs, and to the improved regulatory environment within several states. The Company is anticipating a comparable level of workers' compensation costs to continue through at least fiscal 2007.

In 2006, the sales of the Telecommunications Services segment decreased from the prior year, but due to improved gross margins and reductions in overhead costs, the operating losses of the segment decreased from the prior year. The most significant aspect of the increase in gross margins was a reduction in workers' compensation costs for fiscal 2006, which have decreased by approximately $1.6 million from the prior fiscal year. The Company is anticipating a comparable level of workers' compensation costs to continue through at least fiscal 2007. As noted in last year's financial statements, this segment restructured its operations in the fourth quarter of fiscal 2005, and now operates in two divisions, Construction and Engineering, and Network Enterprise Solutions.

In 2006, the operating profit of the Computer Systems segment was lower than in the prior year primarily due to decreased gross margins and increased overhead costs necessary to support its increase in sales and the amortization related to its increased intangible assets.

The Company has, and will continue to focus on aggressively increasing its market share, while attempting to maintain margins and minimize overhead increases in order to increase profits.

The Company continues its effort to streamline its processes to manage the business and protect its assets through the continued deployment of its Six Sigma initiatives, upgrading its financial reporting systems, and its compliance with the Sarbanes-Oxley Act.

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

RESULTS OF OPERATIONS - SUMMARY

In fiscal 2006, consolidated net sales increased by $160.8 million, or 7%, to $2.3 billion, from fiscal 2005. The increase in fiscal 2006 net sales resulted from increases in Staffing Services of $170.5 million and Computer Systems of $14.8 million, partially offset by decreases in Telecommunications Services of $20.1 million and Telephone Directory of $2.9 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2006 COMPARED TO FISCAL 2005--Continued

RESULTS OF OPERATIONS - SUMMARY--Continued

The net income for fiscal 2006 was $30.7 million compared to $17.0 million in the prior fiscal year.

The Company's fiscal 2006 income from continuing operations before income taxes was $50.5 million compared to $29.3 million in fiscal 2005. The Company's operating segments reported an operating profit of $101.9 million in fiscal 2006, an increase of $22.5 million, or 28%, from the prior year. The change in operating profit was due to the increased operating profits of the Staffing Services segment of $27.6 million, and the Telephone Directory segment of $0.9 million, a decreased operating loss in the Telecommunications Services segment of $1.3 million, partially offset by a reduction in the operating profit of in the Computer Systems segment of $7.4 million.

General corporate expenses increased by $4.5 million, or 12%, due to costs incurred relating to compliance with the Sarbanes-Oxley Act, and a one-time accrual of $1.2 million related to death benefits for two senior corporate officers.

RESULTS OF OPERATIONS - BY SEGMENT

STAFFING SERVICES

                                               Year Ended
                               ------------------------------------------
                                 October 29, 2006     October 30, 2005
                               ------------------------------------------
                                             % of                  % of     Favorable      Favorable
Staffing Services                             Net                  Net     (Unfavorable)  (Unfavorable)
(Dollars in Millions)            Dollars     Sales    Dollars     Sales       $ Change      % Change
=======================================================================================================
Staffing Sales (Gross)            $1,915.7             $1,765.8                   $149.9           8.5%
-------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)     $1,109.3             $1,157.2                   ($47.9)        (4.1%)
-------------------------------------------------------------------------------------------------------
Sales (Net) *                     $1,972.3             $1,801.8                   $170.5           9.5%
-------------------------------------------------------------------------------------------------------
Gross Profit                        $313.1     15.9%     $276.3      15.3%         $36.8          13.3%
-------------------------------------------------------------------------------------------------------
Overhead                            $254.3     12.9%     $245.1      13.6%         ($9.2)        (3.8%)
-------------------------------------------------------------------------------------------------------
Operating Profit                     $58.8      3.0%      $31.2       1.7%         $27.6          88.5%
-------------------------------------------------------------------------------------------------------

* Sales (Net) only includes the gross margin on managed service sales.

The sales increase of the Staffing Services segment in the fiscal 2006 from the prior year was due to increased staffing business in both the Technical Placement and the Administrative and Industrial divisions, despite a sales decrease in the VMC Consulting business of the Technical Placement division.

The increase in the operating profit of the segment in fiscal 2006 was due to increased profits in both the Technical Placement and Administrative and Industrial divisions, partially offset by a decrease in the VMC Consulting operation within the Technical Placement division.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2006 COMPARED TO FISCAL 2005--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued

STAFFING SERVICES--Continued

                                               Year Ended
                               ------------------------------------------
                                 October 29, 2006     October 30, 2005
                               ------------------------------------------
                                             % of                  % of     Favorable      Favorable
Technical Placement Division                  Net                  Net     (Unfavorable)  (Unfavorable)
(Dollars in Millions)            Dollars     Sales    Dollars     Sales       $ Change      % Change
=======================================================================================================
Sales (Gross)                     $2,306.6             $2,226.5                    $80.1           3.6%
-------------------------------------------------------------------------------------------------------
Sales (Net)                       $1,283.1             $1,129.1                   $154.0          13.6%
-------------------------------------------------------------------------------------------------------
Gross Profit                        $207.5     16.2%     $188.8      16.7%         $18.7           9.9%
-------------------------------------------------------------------------------------------------------
Overhead                            $158.0     12.3%     $152.3      13.5%         ($5.7)        (3.7%)
-------------------------------------------------------------------------------------------------------
Operating Profit                     $49.5      3.9%      $36.5       3.2%         $13.0          35.8%
-------------------------------------------------------------------------------------------------------

The Technical Placement division's increase in net sales in fiscal 2006 from the prior year was due to a $138.9 million,  or 14.2%, sales increase in traditional alternative staffing, an $18.7 million, or 56.9% increase in net managed service associate vendor sales, partially offset by a $3.6 million, or 3.1%, decrease in
VMC Consulting  project  management and  consulting  sales.  The increase in the operating  profit was the result of the  increase  in sales and the  decrease in overhead as a percentage of net sales, partially offset by the decrease in gross margin  percentage.  The decrease in gross margin  percentage was due to reduced
markups  within  VMC  Consulting,   along  with  an  increase  in  the  workers'
compensation  costs of $1.4 million  resulting from negative  claims  experience within  the  division,  partially  offset  by  increased  higher  margin  direct placement sales.  The most significant  factor in the reduction in overhead as a percentage  of sales  was a  reduction  of $2.6  million  in  general  liability insurance  costs  within the  division  as a result of the  division's  positive claims experience.

                                               Year Ended
                               ------------------------------------------
                                 October 29, 2006     October 30, 2005
                               ------------------------------------------
Administrative &                             % of                 % of     Favorable      Favorable
Industrial Division                           Net                  Net    (Unfavorable)  (Unfavorable)
(Dollars in Millions)            Dollars     Sales    Dollars     Sales      $ Change      % Change
=======================================================================================================
Sales (Gross)                       $718.4               $696.5                   $21.9            3.1%
-------------------------------------------------------------------------------------------------------
Sales (Net)                         $689.2               $672.7                   $16.5            2.5%
-------------------------------------------------------------------------------------------------------
Gross Profit                        $105.6     15.3%      $87.5     13.0%         $18.1           20.7%
-------------------------------------------------------------------------------------------------------
Overhead                             $96.3     14.0%      $92.8     13.8%         ($3.5)         (3.8%)
-------------------------------------------------------------------------------------------------------
Operating Profit (Loss)               $9.3      1.3%      ($5.3)   (0.8%)         $14.6          274.9%
-------------------------------------------------------------------------------------------------------

The Administrative and Industrial division's increase in gross sales in fiscal 2006 resulted from revenue from both new accounts and increased business from existing accounts. The improved operating results were the result of the sales increase, the increased gross margin percentage, partially offset by the slight increase in overhead as a percentage of sales. The increase in gross margin percentage was primarily due to a $10.4 million reduction in workers' compensation costs resulting from improvements in claims experience and the regulatory environment within several states, together with higher margin direct placement sales and decreases in payroll taxes. The slight increase in overhead percentage for the year was moderated by a reduction of $1.6 million in general liability insurance costs due to the division's positive claims experience.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2006 COMPARED TO FISCAL 2005--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued

STAFFING SERVICES--Continued

Although the markets for the segment's services include a broad range of industries throughout the United States, Europe and Asia, general economic difficulties in specific geographic areas or industrial sectors have in the past and could in the future affect the profitability of the segment. Much of the segment's business is obtained through submission of competitive proposals for staffing services and other contracts which are frequently re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract, and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

TELEPHONE DIRECTORY

                                                   Year Ended
                               ------------------------------------------
                               October 29, 2006     October 30, 2005
                               ------------------------------------------
                                             % of                 % of     Favorable      Favorable
Telephone Directory                           Net                  Net    (Unfavorable)  (Unfavorable)
(Dollars in Millions)            Dollars     Sales    Dollars     Sales      $ Change      % Change
=======================================================================================================
Sales (Net)                          $79.4                $82.3                   ($2.9)         (3.6%)
-------------------------------------------------------------------------------------------------------
Gross Profit                         $41.3     52.1%      $42.5     51.6%         ($1.2)         (2.6%)
-------------------------------------------------------------------------------------------------------
Overhead                             $25.5     32.2%      $27.6     33.5%          $2.1            7.3%
-------------------------------------------------------------------------------------------------------
Operating Profit                     $15.8     19.9%      $14.9     18.1%          $0.9            6.3%
-------------------------------------------------------------------------------------------------------

The components of the Telephone Directory segment's slight sales decrease for fiscal 2006 from the prior year was a decrease of $1.5 million in the printing and telephone directory publishing operation in Uruguay, a decrease of $1.5 million in telephone production and other sales, partially offset by an increase in the DataNational community telephone directory publishing sales of $0.1 million. The sales variance in the telephone production operations and other were predominantly due to the sale of the ViewTech division in the third quarter of fiscal 2005. The sales decrease in Uruguay was comprised of a decrease of $3.3 million in publishing sales, partially offset by an increase of $1.8 million in printing sales. The sales variances in telephone production publishing at DataNational and Uruguay were due to the timing of the delivery of their directories. The increase in the segment's operating profit from fiscal 2005 was the result of the decrease in overhead costs and the increase in the gross margin percentage, partially offset by the decrease in sales. The decrease in overhead costs was primarily due to the sale of the ViewTech division.

Other than the DataNational division, which accounted for 68% of the segment's fiscal 2006 sales, the segment's business is obtained through submission of competitive proposals for production and other contracts. These short and long-term contracts are re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2006 COMPARED TO FISCAL 2005--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued

TELEPHONE DIRECTORY--Continued

segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, this segment's sales and profitability are highly dependent on advertising revenue from DataNational's directories, which could be affected by general economic conditions.

TELECOMMUNICATIONS SERVICES

                                               Year Ended
                               ------------------------------------------
                                 October 29, 2006     October 30, 2005
                               ------------------------------------------
                                             % of                 % of     Favorable      Favorable
Telecommunications                            Net                  Net    (Unfavorable)  (Unfavorable)
(Dollars in Millions)            Dollars     Sales    Dollars     Sales      $ Change      % Change
=======================================================================================================
Sales (Net)                         $118.9               $139.0                  ($20.1)        (14.5%)
-------------------------------------------------------------------------------------------------------
Gross Profit                         $25.3     21.3%      $25.0     18.0%          $0.3            1.2%
-------------------------------------------------------------------------------------------------------
Overhead                             $26.5     22.3%      $27.4     19.7%          $0.9            3.5%
-------------------------------------------------------------------------------------------------------
Operating Loss                       ($1.2)   (1.0%)      ($2.4)   (1.7%)          $1.2           51.9%
-------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales decrease from the prior fiscal year was due to decreases of $16.6 million, or 19%, in the Construction and Engineering division, and $3.5 million, or 7% in the Network Enterprise Solutions division. The sales decrease in the Construction and Engineering division in fiscal 2006 was largely due to the customer acceptance and the recognition in fiscal 2005 of a large construction job accounted for using the completed-contract method. The sales decrease in the Network Enterprise Solutions division was primarily due to the loss of a few customers resulting from consolidations within the industry. The significant improvement in operating results was due to the increase in gross margins, partially offset by the increase in overhead costs as a percentage of sales, along with the sales decrease. The improvement in gross margins was primarily due to a $1.6 million reduction in workers' compensation costs as a result of positive claims experience and the legislative environment within several states, along with the mix of jobs completed. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the consolidation within the segment's telecommunications industry wire-line customer base and an increasing shift by consumers to wireless communications and alternatives. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment.

A substantial portion of the business in this segment is obtained through the submission of competitive proposals for contracts, which typically expire within one to three years and are re-bid. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company believes it can secure renewals and/or extensions of most of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2006 COMPARED TO FISCAL 2005--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued

TELECOMMUNICATIONS SERVICES--Continued

these contracts, some of which are material to this segment, and obtain new business, there can be no assurances that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

COMPUTER SYSTEMS

                                       Year Ended
                     ----------------------------------------------
                        October 29, 2006       October 30, 2005
                     ----------------------------------------------
                                     % of                   % of        Favorable         Favorable
Computer Systems                      Net                   Net       (Unfavorable) $    (Unfavorable)
(Dollars in Millions)   Dollars      Sales     Dollars     Sales           Change          % Change
=======================================================================================================
Sales (Net)                 $187.9                $173.1                          $14.8            8.6%
-------------------------------------------------------------------------------------------------------
Gross Profit                 $97.2     51.7%       $91.8      53.0%                $5.4            5.9%
-------------------------------------------------------------------------------------------------------
Overhead                     $68.8     36.6%       $56.0      32.4%              ($12.8)        (22.7%)
-------------------------------------------------------------------------------------------------------
Operating Profit             $28.4     15.1%       $35.8      20.7%               ($7.4)        (20.5%)
-------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in fiscal 2006 over the prior year was primarily due to increases in the Maintech division's IT maintenance sales of $9.4 million, or 21%, $15.5 million of new business as a result of its acquisition of Varetis Solutions in December 2005, partially offset by decreases in the segment's database access transaction fee revenue, including ASP directory assistance, of $5.8 million, or 9%, and product and other revenue recognized of $4.3 million, or 7%. The decrease in the transaction fee revenue was a result of a decreased number of transactions, partially offset by certain transaction price increases. The decrease in operating profit from the prior year was the result of the decreased gross margins, the increase in overhead costs necessary to support its increase in sales, and the amortization of intangible assets from acquisitions, partially offset by the sales increase.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2006 COMPARED TO FISCAL 2005--Continued

COMPUTER SYSTEMS--Continued

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

RESULTS OF OPERATIONS - OTHER

                                          Year Ended
                           -----------------------------------------
                             October 29, 2006    October 30, 2005
                           -----------------------------------------
                                        % of                 % of     Favorable     Favorable
Other                                    Net                 Net     (Unfavorable) (Unfavorable)
(Dollars in Millions)        Dollars    Sales    Dollars    Sales      $ Change      % Change
=================================================================================================
Selling & Administrative        $97.2      4.2%     $92.9       4.3%        ($4.3)         (4.7%)
-------------------------------------------------------------------------------------------------
Depreciation & Amortization     $34.8      1.5%     $29.6       1.4%        ($5.2)        (17.7%)
-------------------------------------------------------------------------------------------------
Interest Income                  $3.2      0.1%      $2.6       0.1%         $0.6           20.3%
-------------------------------------------------------------------------------------------------
Other Expense                   ($7.8)   (0.3%)     ($4.9)    (0.2%)        ($2.9)        (60.8%)
-------------------------------------------------------------------------------------------------
Foreign Exchange Loss           ($0.5)       -      ($0.3)        -         ($0.2)        (98.0%)
-------------------------------------------------------------------------------------------------
Interest Expense                ($1.8)   (0.1%)     ($1.8)    (0.1%)            -              -
-------------------------------------------------------------------------------------------------

Other items, discussed on a consolidated basis, affecting the results of operations for the fiscal years were:

The increase in selling and administrative expenses in fiscal 2006 from the prior year was a result of increased salaries, professional fees and a one-time accrual of $1.2 million for death benefits related to two senior corporate executives.

The increase in depreciation and amortization for fiscal 2006 from the prior year was attributable to increases in fixed assets, primarily in the Computer Systems and Staffing Services segments, as well as increased amortization of intangibles in the Computer Systems segment due to fiscal 2006 acquisitions.

Interest income increased due to higher interest rates together with additional funds available for investment.

The increase in other expense was primarily due to an increase in the amount of accounts receivable sold under the Company's Securitization Program and an increased average cost of funds rate.

The Company's effective tax rate on its financial reporting pre-tax income from continuing operations was 38.6% in fiscal 2006 compared to 33.7% in fiscal 2005. The increased effective tax rate in fiscal 2006 was due to lower general business credits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2005 COMPARED TO FISCAL 2004

RESULTS OF OPERATIONS - SUMMARY

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

RESULTS OF OPERATIONS - BY SEGMENT

STAFFING SERVICES

                                               Year Ended
                               ------------------------------------------
                                 October 30, 2005     October 31, 2004
                               ------------------------------------------
                                             % of                  % of     Favorable      Favorable
Staffing Services                             Net                  Net     (Unfavorable)  (Unfavorable)
(Dollars in Millions)            Dollars     Sales    Dollars     Sales       $ Change      % Change
=======================================================================================================
Staffing Sales (Gross)            $1,765.8             $1,584.1                   $181.7          11.5%
-------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)     $1,157.2             $1,148.1                     $9.1           0.8%
-------------------------------------------------------------------------------------------------------
Sales (Net) *                     $1,801.8             $1,612.1                   $189.7          11.8%
-------------------------------------------------------------------------------------------------------
Gross Profit                        $276.3     15.3%     $256.4      15.9%         $19.9           7.7%
-------------------------------------------------------------------------------------------------------
Overhead                            $245.1     13.6%     $219.7      13.6%        ($25.4)       (11.5%)
-------------------------------------------------------------------------------------------------------
Operating Profit                     $31.2      1.7%      $36.7       2.3%         ($5.5)       (15.0%)
-------------------------------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2005 COMPARED TO FISCAL 2004--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued

STAFFING SERVICES--Continued

The decrease in the operating profit of the segment in fiscal 2005 was due to decreased profits in tfhe VMC Consulting operation within the Technical Placement division, increased losses in the Administrative and Industrial division, partially offset by increased operating profits in the other staffing and managed service operations of the Technical Placement division.

                                               Year Ended
                               ------------------------------------------
                                 October 30, 2005     October 31, 2004
                               ------------------------------------------
                                             % of                  % of     Favorable      Favorable
Technical Placement Division                  Net                  Net     (Unfavorable)  (Unfavorable)
(Dollars in Millions)            Dollars     Sales    Dollars     Sales       $ Change      % Change
=======================================================================================================
Sales (Gross)                     $2,226.5             $2,072.4                   $154.1           7.4%
-------------------------------------------------------------------------------------------------------
Sales (Net)                       $1,129.1               $974.9                   $154.2          15.8%
-------------------------------------------------------------------------------------------------------
Gross Profit                        $188.8     16.7%     $170.3      17.5%         $18.5          10.9%
-------------------------------------------------------------------------------------------------------
Overhead                            $152.3     13.5%     $130.5      13.4%        ($21.8)       (16.7%)
-------------------------------------------------------------------------------------------------------
Operating Profit                     $36.5      3.2%      $39.8       4.1%         ($3.3)        (8.4%)
-------------------------------------------------------------------------------------------------------

The Technical Placement division's increase in net sales in fiscal 2005 from the prior year was due to a $135.0 million, or 16%, sales increase in traditional alternative staffing, a $12.0 million, or 11%, increase in VMC Consulting project management and consulting sales, and a $7.3 million, or 28%, increase in net managed service associate vendor sales. The decrease in the operating profit was the result of the decrease in gross margin percentage and the increase in overhead as a percentage of net sales, partially offset by the increased sales.
The decrease in gross margin percentage was due to higher payroll taxes throughout the division and reduced markups within VMC Consulting. The increase in overhead dollars was principally due to an increase in indirect labor and related payroll costs incurred to sustain the sales growth of the division, including the VMC Consulting business.

                                               Year Ended
                               ------------------------------------------
                                 October 30, 2005     October 31, 2004
                               ------------------------------------------
Administrative &                             % of                 % of     Favorable      Favorable
Industrial Division                           Net                  Net    (Unfavorable)  (Unfavorable)
(Dollars in Millions)            Dollars     Sales    Dollars     Sales      $ Change      % Change
=======================================================================================================
Sales (Gross)                       $696.5               $659.7                   $36.8            5.6%
-------------------------------------------------------------------------------------------------------
Sales (Net)                         $672.7               $637.2                   $35.5            5.6%
-------------------------------------------------------------------------------------------------------
Gross Profit                         $87.5     13.0%      $86.1     13.5%          $1.4            1.6%
-------------------------------------------------------------------------------------------------------
Overhead                             $92.8     13.8%      $89.2     14.0%         ($3.6)         (4.0%)
-------------------------------------------------------------------------------------------------------
Operating Loss                       ($5.3)   (0.8%)      ($3.1)   (0.5%)         ($2.2)        (69.9%)
-------------------------------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2005 COMPARED TO FISCAL 2004--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued

TELEPHONE DIRECTORY

                                               Year Ended
                               ------------------------------------------
                                 October 30, 2005     October 31, 2004
                               ------------------------------------------
                                             % of                 % of     Favorable      Favorable
Telephone Directory                           Net                  Net    (Unfavorable)  (Unfavorable)
(Dollars in Millions)            Dollars     Sales    Dollars     Sales      $ Change      % Change
=======================================================================================================
Sales (Net)                          $82.3                $72.2                   $10.1           14.0%
-------------------------------------------------------------------------------------------------------
Gross Profit                         $42.5     51.6%      $39.4     54.6%          $3.1            7.8%
-------------------------------------------------------------------------------------------------------
Overhead                             $27.6     33.5%      $29.3     40.6%          $1.7            5.9%
-------------------------------------------------------------------------------------------------------
Operating Profit                     $14.9     18.1%      $10.1     14.0%          $4.8           47.3%
-------------------------------------------------------------------------------------------------------

The components of the Telephone  Directory  segment's  sales increase for fiscal
2005 from the prior year were increases of $4.9 million in printing sales in Uruguay, $3.1 million in publishing sales and $2.8 million in systems sales, partially offset by a $0.7 million decrease in other sales. The increase in publishing sales was comprised of a $2.2 million increase in the sales of the DataNational community telephone directory operation and a $1.6 million increase in the Uruguayan directory operation due to the timing of the delivery of its directories, partially offset by a $0.7 million sales reduction related to the elimination of a directory publication sold in fiscal 2004. The decrease in other sales was predominantly due to the sale of the ViewTech division in the third quarter, resulting in a sales reduction in the current year of $1.3 million. The gain on the sale of the division was $0.1 million in fiscal 2005.
The DataNational and Uruguayan variances in sales were due to the changes in the number of directories printed and delivered. The increase in the segment's operating profit from fiscal 2004 was the result of the sales increase and the decrease in overhead, primarily due to $1.0 million of expenses incurred in fiscal 2004 in connection with an investigation in Uruguay, partially offset by lower margins recognized on the Uruguayan telephone directories published in the period.

TELECOMMUNICATIONS SERVICES
                                               Year Ended
                               ------------------------------------------
                                 October 30, 2005     October 31, 2004
                               ------------------------------------------
                                             % of                 % of     Favorable      Favorable
Telecommunications                            Net                  Net    (Unfavorable)  (Unfavorable)
(Dollars in Millions)            Dollars     Sales    Dollars     Sales      $ Change      % Change
=======================================================================================================
Sales (Net)                         $139.0               $135.4                    $3.6            2.7%
-------------------------------------------------------------------------------------------------------
Gross Profit                         $25.0     18.0%      $31.0     22.9%         ($6.0)        (19.4%)
-------------------------------------------------------------------------------------------------------
Overhead                             $27.4     19.7%      $33.8     25.0%          $6.4           19.0%
-------------------------------------------------------------------------------------------------------
Operating Loss                       ($2.4)   (1.7%)      ($2.8)   (2.1%)          $0.4           14.4%
-------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales increase of $3.6 million, or 3%, in fiscal 2005 from the prior year was due a to $24.5 million, or 40%, increase in sales for the Construction and Engineering division, partially offset by a sales reduction in the other divisions within the segment of $20.9 million, or 28%. The decrease in the operating loss was due to the sales increase and a decrease in overhead (which in fiscal 2004

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2005 COMPARED TO FISCAL 2004--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued

TELECOMMUNICATIONS SERVICES--Continued

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

As a result of losses in its Telecommunications Services segment, in August 2005, the Company restructured the Telecommunications Services segment which is expected to result in a reduction of future overhead within the segment of approximately $3.9 million on an annual basis. The restructuring resulted in the segment reducing its overhead headcount, consolidating two divisions and closing and consolidating several of its leased locations. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", the Company incurred a charge for employee severance and lease termination costs of $0.4 million in the fourth quarter of fiscal 2005, which is when the liabilities were incurred.

COMPUTER SYSTEMS

                                       Year Ended
                     ----------------------------------------------
                        October 30, 2005       October 31, 2004
                     ----------------------------------------------
                                    % of                    % of     Favorable      Favorable
Computer Systems                     Net                     Net    (Unfavorable)  (Unfavorable)
(Dollars in Millions)   Dollars     Sales      Dollars      Sales     $ Change       % Change
=================================================================================================
Sales (Net)                $173.1                  $120.0                  $53.1            44.3%
-------------------------------------------------------------------------------------------------
Gross Profit                $91.8     53.0%         $72.1     60.1%        $19.7            27.4%
-------------------------------------------------------------------------------------------------
Overhead                    $56.0     32.4%         $41.2     34.4%       ($14.8)         (35.6%)
-------------------------------------------------------------------------------------------------
Operating Profit            $35.8     20.7%         $30.9     25.7%         $4.9            16.1%
-------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in fiscal 2005 over the prior year was due to improvements in the segment's operator services business, including ASP directory assistance, which reflected a $31.8 million, or 48%, growth in sales during the period, a sales increase of $2.9 million, or 36%, in DataServ's data services which are provided to non-telco enterprise customers, a $5.5 million, or 14%, sales growth in the Maintech division's IT maintenance services, and a $12.9 million, or 239%, increase in product revenue recognized. The sales for the year included $31.1 million of the business acquired from Nortel Networks, which represented 18% of the segment's sales for fiscal 2005, as compared to $8.1 million of sales included in the prior year, representing 7% of the segment's sales. The prior year results included only the fourth quarter

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2005 COMPARED TO FISCAL 2004--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued

COMPUTER SYSTEMS--Continued

results of operation from the acquired business. The growth in operating profit from fiscal 2004 was the result of the increase in sales and the decrease in overhead as a percentage of sales, partially offset by the decrease in gross margin percentage. The lower gross margin percentage in fiscal 2005, as compared to fiscal 2004, was partially due to the favorable settlement of vendor disputes and refunds in fiscal 2004 approximating $1.2 million, lower margins recognized in fiscal 2005 related to product revenue recognition, and the increase in the Nortel-related business in fiscal 2005, the margins of which are lower than the segment average.

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

RESULTS OF OPERATIONS - OTHER

                                          Year Ended
                           -----------------------------------------
                             October 30, 2005    October 31, 2004
                           -----------------------------------------
                                        % of                 % of     Favorable      Favorable
Other                                    Net                 Net     (Unfavorable)  (Unfavorable)
(Dollars in Millions)        Dollars    Sales    Dollars    Sales      $ Change       % Change
==================================================================================================
Selling & Administrative        $92.9      4.3%     $83.1       4.3%         ($9.8)        (11.8%)
--------------------------------------------------------------------------------------------------
Depreciation & Amortization     $29.6      1.4%     $25.5       1.3%         ($4.1)        (15.9%)
--------------------------------------------------------------------------------------------------
Interest Income                  $2.6      0.1%      $0.9         -           $1.7          185.7%
--------------------------------------------------------------------------------------------------
Other Expense                   ($4.9)     0.2%     ($4.4)      0.2%         ($0.5)        (11.0%)
--------------------------------------------------------------------------------------------------
Gain on Sale of Real Estate         -        -       $3.3       0.2%         ($3.3)       (100.0%)
--------------------------------------------------------------------------------------------------
Foreign Exchange (Loss)
 Gain                           ($0.3)       -       $0.1         -          ($0.4)       (362.9%)
--------------------------------------------------------------------------------------------------
Interest Expense                ($1.8)     0.1%     ($1.8)      0.1%             -              -
--------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS - OTHER--Continued

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $23.5 million to $38.5 million in fiscal 2006, increased by $17.7 million to $62.0 million in fiscal 2005 and increased by $1.1 million to $44.3 million in fiscal 2004.

The cash provided by operating activities of continuing operations in fiscal 2006 was $80.5 million compared to $45.1 million and $6.4 million in fiscal years 2005 and 2004, respectively.

The cash provided by operating activities in fiscal 2006, exclusive of changes in operating assets and liabilities, was $66.4 million, as the Company's net income of $30.7 million included non-cash charges primarily for depreciation and amortization of $34.8 million, accounts receivable provisions of $4.0 million and income attributable to the minority interest of $1.0 million, partially offset by a deferred income tax benefit of $4.3 million. The cash provided by operating activities in fiscal 2005, exclusive of changes in operating assets and liabilities, was $54.5 million, as the Company's net income of $17.0 million included non-cash charges primarily for depreciation and amortization of $29.6 million, accounts receivable provisions of $3.8 million and income attributable to the minority interest of $7.0 million, partially offset by a deferred income tax benefit of $3.0 million. The cash provided by operating activities in fiscal 2004, exclusive of changes in operating assets and liabilities, was $52.2 million, as the Company's net income of $33.7 million included non-cash charges primarily for depreciation and amortization of $25.5 million, accounts receivable provisions of $7.8 million and income attributable to the minority interest of $2.4 million, partially offset by income from discontinued operations of $9.5 million, a gain from dispositions of property, plant and equipment of $3.4 million and a deferred income tax benefit of $4.2 million.

Changes in operating assets and liabilities in fiscal 2006 provided $14.1 million of cash, net, principally due to increases in the level in accounts payable of $11.0 million, proceeds from the Securitization Program of $10.0 million, decreases in the level of accounts receivable of $6.3 million and inventory of $5.0 million and an increase in income tax liability of $2.5 million partially offset by increases in prepaid insurance and other assets of $16.9 million and decreases in the levels of deferred income and other liabilities of $3.4 million. Changes in operating assets and liabilities in fiscal 2005 used $9.4 million of cash, net, principally due to increases in the level of accounts receivable of $24.1 million, prepaid expenses and other assets of $5.1 million and inventories of $1.1 million, decreases in the level of deferred income and other liabilities of $5.2 million, income tax liability of $2.5 million, and accounts payable of $1.5 million, partially offset by proceeds from the Securitization Program of $30.0 million. In fiscal 2004, changes in operating assets and liabilities used $45.8 million of cash, net, principally due to an increase in the level of accounts receivable of $101.7 million, partially offset by increases in accrued expenses of $24.7 million, accounts payable of $12.3 million, and deferred income and other liabilities of $6.1 million, and decreases in the level of inventories of $6.7 million, recoverable income taxes of $2.8 million and prepaid expenses and other assets of $2.6 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

LIQUIDITY AND CAPITAL RESOURCES--Continued

Cash used in investing activities in fiscal 2006 was $104.7 million, principally due to acquisitions of $83.5 million and purchases of property, plant and equipment totaling $22.4 million. Cash used in investing activities in fiscal 2005 was $26.4 million, principally due to purchases of property, plant and equipment totaling $28.5 million, partially offset by proceeds from the sale of other assets of $1.9 million. In fiscal 2004, the cash used in investing activities was $10.1 million, principally due to purchases of property, plant and equipment totaling $30.7 million and acquisitions of businesses of $1.9 million, partially offset by proceeds from the sale of real estate and other assets of $22.4 million.

The cash provided by financing activities in fiscal 2006 of $0.9 million, primarily resulted from employee exercises of stock options of $5.3 million offset by $2.4 million for repayment of long-term debt and a $2.2 million decrease in bank loans In fiscal 2005, the cash used in financing activities was $0.6 million, primarily resulting from a $1.4 million decrease in bank loans, partially offset by $1.2 million from employee exercises of stock options. In 2004, the cash provided by financing activities of $4.6 million, primarily resulted from a $3.6 million increase in bank loans and $1.4 million from employee exercises of stock options.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements as that term is used in Item 303(a)4 of Regulation S-K.

Commitments

The Company has no material capital commitments. The following table summarizes the Company's contractual cash obligations and other commercial commitments at October 29, 2006:

Contractual Cash Obligations

                                                            Payments Due By Period
                                    ----------------------------------------------------------------------
                                                    Less than       1- 3          3 - 5        After 5
                                        Total         1 year        years         years         years
                                    ----------------------------------------------------------------------
                                                                (In thousands)

Term Loan                                 $13,297          $470        $1,065        $1,253       $10,509
Notes Payable to Banks                      4,639         4,639
                                    ----------------------------------------------------------------------
   Total Debt (a)                          17,936         5,109         1,065         1,253        10,509
Accrued Insurance (b)                      11,240         6,480         4,760
Deferred Compensation (c)                   5,538         5,538
Operating Leases (d)                       52,032        20,421        23,622         7,168           821
                                    ----------------------------------------------------------------------
Total Contractual Cash Obligations        $86,746       $37,548       $29,447        $8,421       $11,330
                                    ======================================================================

     (a)  Debt does not include interest.
     (b) Includes $5.0 million for the Company's Primary Insurance Casualty Program and $6.2 million for the Company's Medical Insurance Program. See Note A of Notes to Consolidated Financial Statements.
     (c) Includes $4.7 million for the Company's non-qualified deferred compensation and supplemental savings plan and $0.8 million for the Company's other deferred compensation plan. See Note M to Consolidated Financial Statements.
     (d)  See Note O of Notes to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Commitments--Continued

Other Contingent Commitments

                                                Amount Expected by
                                           Commitment Expiration Period
                                    ------------------------------------------
                                                    Less than        1-3
                                        Total         1 year        years
                                    ------------------------------------------
                                                  (In thousands)

Lines of Credit, available                 $4,024        $4,024
Revolving Credit Facility, available       40,000                     $40,000
Securitization Program, available          90,000                      90,000
Standby Letters of Credit,
 outstanding                                  542           542
                                    ------------------------------------------
Total Commercial Commitments             $134,566        $4,566      $130,000
                                    ==========================================

Securitization Program

The Company has an accounts receivable securitization program ("Securitization Program"), which was amended effective January 31, 2006 to increase the level from $150.0 million to $200.0 million and amended effective August 31, 2006 to extend the maturity date to April 2009. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At October 29, 2006, TRFCO had purchased from Volt Funding a participation interest of $110.0 million out of a pool of approximately $275.2 million of receivables.

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

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold, the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization or a default occurring and continuing on indebtedness for borrowed money of at least $5.0 million. At October 29, 2006, the Company was in compliance with all requirements of its Securitization Program.

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

Borrowings  under the Credit  Facility  are to bear  interest  at  various  rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined.  Additionally,  interest  and the  facility  fees can be  increased  or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. As amended, in lieu of the previous borrowing base formulation, the Credit Agreement now requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at October 29, 2006, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.5% per annum, including a facility fee of 0.25% per annum.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Credit Lines--Continued

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ending as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At October 29, 2006, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At October 29, 2006, four of those guarantors have pledged approximately $56.6 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

At October 29, 2006, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit up to an aggregate of $48.7 million, including $40.0 million under the Credit Agreement and the Company had total outstanding foreign currency bank borrowings of $4.6 million, none of which were under the Credit Agreement. These bank borrowings provide a hedge against devaluation in foreign currency denominated assets.

In December 2005, the Credit Agreement was amended to consent to the consummation of the acquisition by the Company of the twenty-four (24%) percent interest in Volt Delta owned by Nortel Networks and to modify certain of the financial covenants contained in the Credit Agreement and increase the amount of financing permitted under the Securitization Program.

Effective December 19, 2006, the Company's wholly owned subsidiary, Volt Delta Resources ("Delta") entered into a stand-alone three-year $70.0 million secured, syndicated, revolving credit agreement ("Delta Credit Facility") with Wells Fargo,N.A. as the administrative agent and arranger, and as a lender thereunder. Wells Fargo and the other three lenders under the Delta Credit Facility, Lloyd TSB Bank Plc, Bank of America, N.A and JPMorgan Chase also participate in the Company's $40.0 million revolving credit facility. Neither the Company nor Delta guarantee each other's facility but certain subsidiaries of both are guarantors of their respective parent companies. Under the Delta Credit Facility, Delta is required to pay down approximately $38.0 million in intercompany debt owed to the Company within 30 days of closing.

As of January 1, 2007, the Company currently had no outstanding debt under its own revolving facility but has $100.0 million currently financed under its $200.0 million securitization program.

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

New Accounting Pronouncements and New Laws to be Effective in Fiscal 2007

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

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting the provisions of FIN 48 in fiscal 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Related Party Transactions

During fiscal 2006, 2005 and 2004, the Company paid or accrued $0.9 million, $0.8 million and $1.9 million, respectively, to the law firms of which Lloyd Frank, a director of the Company, is or was of counsel, for services rendered to the Company and expenses reimbursed.

In October 2006, the Company purchased 200,000 shares of common stock from the Estate of William Shaw at a price of $39.75 per share, for a total of $7,950,000. The Company intends to use these shares to fund awards under the Volt Information Sciences, Inc. 2006 Incentive Stock Plan. The shares were purchased at a price below the price at which the Company's common stock was then being traded on the New York Stock Exchange (the low trade for the day was $39.94 and the high trade was $40.85). The decision to make the purchase was made by senior management of the Company. The funds were transferred in November 2007.

In fiscal 2006, the Company advanced $162,400 directly to the attorneys for Mr. Thomas Daley, an executive officer of the Company ($95,800 of which had previously been reported in the Company's proxy statement for its 2006 annual meeting). In 2006, the Company also paid $336,100 for legal fees of the independent counsel to the Audit committee of the Company ($260,000 of which had previously been reported in the Company's proxy statement for its 2006 annual meeting.

From time-to-time the Company has employed, and will continue to employ, relatives of executive officers, as well as relatives of other full time employees for amounts less than specified in Item 404 of Regulation S-K. The Company believes that it has always employed, and will continue to employ, those individuals on the same terms that it employs unrelated individuals.

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

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would increase or decrease its annual net interest expense and securitization costs by $0.5 million, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $13.7 million at October 29, 2006. This fair value was calculated by applying the appropriate fiscal year-end interest rate to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At October 29, 2006, the total market value of these investments was $4.7 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuates against the dollar, which may impact reported earnings. As of October 29, 2006, the total of the Company's net investment in foreign operations was $5.8 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of October 29, 2006, the total of the Company's foreign exchange contracts was $1.3 million, leaving a balance of net foreign exposure of $4.5 million. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at October 29, 2006 by 10% would result in a pretax gain of $0.6 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at October 29, 2006 by 10% would result in a pretax loss of $0.5 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at October 29, 2006. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign exchange agreements, the table presents the currencies, notional amounts and weighted average exchange rates by contractual maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

Interest Rate Market Risk                 Payments Due By Period as of October 29, 2006
-----------------------------------------------------------------------------------------------
                                                  Less than     1-3        3-5       After 5
                                       Total        1 Year      Years     Years       Years
                                   ------------------------------------------------------------
                                                  (Dollars in thousands of US$)
Cash and Cash Equivalents and
 Restricted Cash                         $69,194     $69,194
Money Market and Cash Accounts
Weighted Average Interest Rate              5.14%       5.14%
                                   --------------------------
Total Cash, Restricted Cash and
 Cash Equivalents                        $69,194     $69,194
                                   ==========================

Securitization Program
Accounts Receivable Securitization      $110,000    $110,000
Finance Rate                                5.30%       5.30%
                                   --------------------------
Securitization Program                  $110,000    $110,000
                                   ==========================

Interest Rate Market Risk                 Payments Due By Period as of October 29, 2006
-----------------------------------------------------------------------------------------------
                                                  Less than    1 - 3      3 - 5      After 5
                                       Total        1 Year      Years     Years       Years
                                   ------------------------------------------------------------
                                                  (Dollars in thousands of US$)
Debt
Term Loan                                $13,297         470     1,065      1,253       10,509
Interest Rate                                8.2%        8.2%      8.2%       8.2%         8.2%

Notes Payable to Banks                     4,639       4,639
Weighted Average Interest Rate              5.54%       5.54%        -          -          -
                                   ----------------------------------------------------------
Total Debt                               $17,936      $5,109    $1,065     $1,253    $10,509
                                   ==========================================================


Foreign Exchange Market Risk
                                                   Contract Values

                                 Contractual                                 Fair Value
                                   Exchange                 Less than         Option
                                     Rate       Total         1 Year         Premium (1)
                                 -------------------------------------------------------
                                              (Dollars in thousands of US $)
Option Contracts
Euro to US$                            1.273      $1,273          $1,273        $15

(1) Represents the cost of the options purchased on October 27, 2006.

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
of Volt Information Sciences, Inc.


We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of October 29, 2006 and October 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 29, 2006. Our audits also included the financial statement schedule listed in the Index at
Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at October 29, 2006 and October 30, 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 29, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note K to the consolidated financial statements, on October 31, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Volt
Information Sciences, Inc. and subsidiaries' internal control over financial reporting as of October 29, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 11, 2007 expressed an unqualified opinion thereon.


/s/  ERNST & YOUNG

New York, New York
January 11, 2007

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                    October  October
                                                       29,      30,
                                                      2006     2005
                                                    ------------------

                                                       (Dollars in
  ASSETS                                                thousands)

  CURRENT ASSETS
  Cash and cash equivalents                          $38,481  $61,988
  Restricted cash                                     30,713   26,131
  Short-term investments                               4,709    4,213
  Trade accounts receivable, net of allowances of
   $7,491 (2006) and $7,527 (2005)                   390,799  399,677
  Inventories                                         28,735   33,758
  Deferred income taxes                                9,167   10,246
  Prepaid insurance and other assets                  37,280   19,788
                                                    ------------------
  TOTAL CURRENT ASSETS                               539,884  555,801

  Investment in securities                               188      141
  Property, plant and equipment, net                  74,135   83,272
  Deposits and other assets                            2,059    1,961
  Goodwill                                            50,896   32,623
  Other intangible assets, net of accumulated
   amortization of $5,207 (2006) and $1,396 (2005)    31,959   14,914
                                                    ------------------

  TOTAL ASSETS                                      $699,121 $688,712
                                                    ==================

  LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
  Notes payable to banks                              $4,639   $6,622
  Current portion of long-term debt                      470    2,404
  Accounts payable                                   190,431  172,788
  Accrued wages and commissions                       59,387   55,081
  Accrued taxes other than income taxes               20,186   17,586
  Accrued insurance and other accruals                29,241   35,173
  Deferred income and other liabilities               37,519   30,628
  Income taxes payable                                 3,626    1,686
                                                    ------------------
  TOTAL CURRENT LIABILITIES                          345,499  321,968

  Accrued insurance                                    4,760    1,630
  Long-term debt                                      12,827   13,297
  Deferred income taxes                               10,787   13,358

  Minority Interest                                        -   43,444

  STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00; Authorized--
     500,000 shares; issued--none
  Common stock, par value $.10; Authorized--
     30,000,000 shares;
     issued--15,637,983 shares (2006) and
     15,339,255 shares (2005)                          1,564    1,534
  Paid-in capital                                     50,985   43,694
  Retained earnings                                  280,404  249,754
  Accumulated other comprehensive income                 245       33
                                                    ------------------
                                                     333,198  295,015
   Less treasury stock--200,000 shares (2006),
    at cost                                           (7,950)       -
                                                    ------------------
  TOTAL STOCKHOLDERS' EQUITY                         325,248  295,015
                                                    ------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $699,121 $688,712
                                                    ==================

                 See Notes to Consolidated Financial Statements

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended
                                                   October 29,   October 30,    October 31,
                                                       2006          2005          2004
                                                  -------------------------------------------
                                                     (In thousands, except per share data)

NET SALES                                            $2,338,453    $2,177,619     $1,924,777

COSTS AND EXPENSES:
  Cost of sales                                       2,147,823     2,014,551      1,772,087
  Selling and administrative                             97,227        92,858         83,124
  Depreciation and amortization                          34,847        29,603         25,537
                                                  -------------------------------------------
                                                      2,279,897     2,137,012      1,880,748
                                                  -------------------------------------------

OPERATING PROFIT                                         58,556        40,607         44,029

OTHER INCOME (EXPENSE):
  Interest income                                         3,185         2,648            927
  Other expense, net                                     (7,848)       (4,882)        (4,398)
  Gain on sale of real estate                                 -             -          3,295
  Foreign exchange (loss) gain, net                        (505)         (255)            97
  Interest expense                                       (1,819)       (1,825)        (1,817)
                                                  -------------------------------------------

Income from continuing operations before items
  shown below                                            51,569        36,293         42,133
Minority interest                                        (1,021)       (7,024)        (2,420)
                                                  -------------------------------------------
Income from continuing operations before taxes           50,548        29,269         39,713

Income tax provision                                    (19,898)      (12,229)       (15,517)
                                                  -------------------------------------------
Income from continuing operations                        30,650        17,040         24,196
Discontinued operations, net of taxes                         -             -          9,520
                                                  -------------------------------------------

NET INCOME                                              $30,650       $17,040        $33,716
                                                  ===========================================

                                                                Per Share Data
                                                  -------------------------------------------
  Basic:
  Income from continuing operations                      $1.98          $1.11          $1.59
  Discontinued operations                                    -              -           0.62
                                                  -------------------------------------------
  Net income                                             $1.98          $1.11          $2.21
                                                  ===========================================

  Weighted average number of shares outstanding-
   basic                                                15,485         15,320         15,234
                                                  ===========================================

  Diluted:
  Income from continuing operations                      $1.97          $1.11          $1.58
  Discontinued operations                                    -              -           0.62
                                                  -------------------------------------------
  Net income                                             $1.97          $1.11          $2.20
                                                  ===========================================

  Weighted average number of shares outstanding-
   diluted                                              15,592         15,417         15,354
                                                  ===========================================

                 See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

                                                                       Accumulated Other Comprehensive
                                                                                Income (loss)
                                                                       -------------------------------
                                                                                         Unrealized
                                                                                         Gain (Loss)
                            Common Stock                               Foreign Currency       On
                           $.10 Par Value    Paid-In Retained Treasury    Translation     Marketable  Comprehensive
                            Shares   Amount  Capital Earnings   Stock      Adjustment     Securities  Income (Loss)
                        -------------------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Balance at November 2,
 2003                   15,220,415   $1,522  $41,091 $198,998                     ($508)          $92

Stock options exercised
 - including a tax
 benefit of $214            62,210        6    1,362
Unrealized foreign
 currency translation
 adjustment - net of
 taxes of $126                                                                      294                       $294
Unrealized gain on
 marketable securities -
 net of tax benefit of
 $37                                                                                              (56)         (56)
Net income for the year                                33,716                                               33,716
                        -------------------------------------------------------------------------------------------
Balance at October 31,
 2004                   15,282,625    1,528   42,453  232,714        -             (214)           36      $33,954
                                                                                                      =============

Stock options exercised
 - including a tax
 benefit of $199            56,630        6    1,241
Unrealized foreign
 currency translation
 adjustment - net of
 taxes of $80                                                                       186                       $186
Unrealized gain on
 marketable securities -
 net of taxes of $16                                                                               25           25
Net income for the year                                17,040                                               17,040
                        -------------------------------------------------------------------------------------------
Balance at October 30,
 2005                   15,339,255    1,534   43,694  249,754        -              (28)           61      $17,251
                                                                                                      =============

Stock options exercised
 - including a tax
 benefit of $1,912         298,728       30    7,217
Compensation expense -
 stock options                                    74
Purchase of common stock
 for treasury                                                  ($7,950)
Unrealized foreign
 currency translation
 adjustment - net of
 taxes of $94                                                                       220                       $220
Unrealized loss on
 marketable securities -
 net of tax benefit of
 $6                                                                                                (8)          (8)
Net income for the year                                30,650                                               30,650
                        -------------------------------------------------------------------------------------------
Balance at October 29,
 2006                   15,637,983   $1,564  $50,985 $280,404  ($7,950)            $192           $53      $30,862
                        ===========================================================================================

   There were no shares of preferred stock issued or outstanding in any of the reported periods.

                 See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended
                                                        ----------------------------------------------
                                                          October 29,    October 30,    October 31,
                                                             2006           2005           2004
                                                        ----------------------------------------------

                                                                        (In thousands)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                                     $30,650        $17,040         $33,716
Adjustments to reconcile net income to cash provided by
 operating activities
  Discontinued operations                                            -              -          (9,520)
  Depreciation and amortization                                 34,847         29,603          25,537
  Accounts receivable provisions                                 4,003          3,838           7,784
  Minority interest                                              1,021          7,024           2,420
  Loss (gain) on foreign currency translation                       20            (16)            (43)
  Loss (gain) on dispositions of property, plant and
   equipment                                                       342             (9)         (3,432)
  Deferred income tax benefit                                   (4,345)        (2,978)         (4,240)
Share-based compensation expense related to employee
 stock options                                                      74              -               -
Excess tax benefits from share-based compensation                 (194)             -               -
Changes in operating assets and liabilities, net of
 assets acquired:
  Accounts receivable                                            6,300        (24,084)       (101,672)
  Proceeds from securitization program                          10,000         30,000               -
  Inventories                                                    5,030         (1,082)          6,662
  Prepaid insurance and other assets                           (16,907)        (5,063)          2,553
  Deposits and other assets                                        (97)          (520)            667
  Accounts payable                                              11,048         (1,519)         12,297
  Accrued expenses                                                (375)           478          24,748
  Deferred income and other liabilities                         (3,386)        (5,193)          6,119
  Income taxes                                                   2,451         (2,451)          2,754
                                                        ----------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       80,482         45,068           6,350
                                                        ----------------------------------------------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued

                                                                                  Year Ended
                                                                ----------------------------------------------
                                                                  October 29     October 30,    October 31,
                                                                     2006           2005           2004
                                                                ----------------------------------------------
                                                                                (In thousands)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Sales of investments                                                     1,296          1,119           1,476
Purchases of investments                                                (1,491)          (904)         (1,419)
(Increase) decrease in restricted cash                                  (4,582)        17,591         (24,852)
Increase (decrease) in payables related to restricted cash               4,582        (17,591)         24,852
Acquisitions - business                                                (83,503)             -          (1,864)
Proceeds from disposals of property, plant and equipment, net            1,348          1,885           3,933
Purchases of property, plant and equipment                             (22,365)       (28,511)        (30,737)
Proceeds from sale of real estate (discontinued operations)                  -              -          18,500
                                                                ----------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                 (104,715)       (26,411)        (10,111)
                                                                ----------------------------------------------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                               (2,433)          (399)           (340)
Exercises of stock options                                               5,335          1,247           1,368
Excess tax benefits from share-based compensation                          194              -               -
Payment of notes payable-bank                                          (71,969)       (84,750)        (62,683)
Proceeds from notes payable-bank                                        69,813         83,346          66,274
                                                                ----------------------------------------------

NET CASH (USED IN) PROVIDED BY FINANCING
ACTIVITIES                                                                 940           (556)          4,619
                                                                ----------------------------------------------

Effect of exchange rate changes on cash                                   (214)          (422)            264
                                                                ----------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (23,507)        17,679           1,122

Cash and cash equivalents, beginning of year                            61,988         44,309          43,187
                                                                ----------------------------------------------

CASH AND CASH EQUIVALENTS,
CASH, END OF YEAR                                                      $38,481        $61,988         $44,309
                                                                ==============================================

SUPPLEMENTAL INFORMATION

Cash paid during the year:
  Interest expense                                                      $1,788         $1,868          $1,616
  Income taxes                                                         $22,090        $17,694         $15,934

Non-cash financing activities:
 Tendered common stock for stock option exercises                       $1,216

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

Fiscal Year: The Company's fiscal year ends on the Sunday nearest October 31. The 2004 through 2006 fiscal years each consisted of 52 weeks.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification: Certain amounts in fiscal years 2005 and 2004 have been reclassified to conform to the 2006 presentation.

Stock-Based Compensation: Prior to October 31, 2005, the Company elected to follow Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for its Non-Qualified Stock Option Plan under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant. Effective October 31, 2005, the Company adopted the fair-value recognition provisions of SFAS No. 123R "Share Based Payment" and the Securities and
Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized in the twelve month period ended October 29, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

Revenue Recognition: The Company derives its revenues from several sources. The revenue recognition methods, which are consistent with those prescribed in Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition in Financial Statements," are described below in more detail for the significant types of revenue within each of its segments.

Staffing Services:

     Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In fiscal 2006, this revenue comprised approximately 77% of the Company's net sales.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Revenue Recognition: --Continued

     Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, for which the Company receives an administrative fee for arranging for, billing for and collecting the billings related to staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company's payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In addition, sales for certain contracts generated by the Company's Staffing Solutions Group's managed services operations have similar attributes. In fiscal 2006, this revenue comprised approximately 2% of the Company's net sales.

     Outsourced Projects: Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables, in accordance with AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts". The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In fiscal 2006, this revenue comprised approximately 5% of the Company's net sales.

Telephone Directory:

     Directory Publishing: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in the United States and Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and distributed. In fiscal 2006, this revenue comprised approximately 2% of the Company's net sales.

     Ad Production and Other: Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance. In fiscal 2006, this revenue comprised approximately 1% of the Company's net sales.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Revenue Recognition: --Continued

Telecommunications Services:

     Construction: Sales are derived from the Company supplying aerial, underground and other construction services. The Company's employees perform the services, and the Company takes title to all inventory and has credit risk for collecting its billings. The Company relies upon the principles in SOP 81-1, "Accounting for Performance of Construction-Type Contracts," using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project or by the percentage of completion method, when applicable. In fiscal 2006, this revenue comprised approximately 3% of the Company's net sales.

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and if applicable, any completed units are delivered and accepted by the customer. In fiscal 2006, this revenue comprised approximately 2% of the Company's net sales.

Computer Systems:

     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases based upon transaction volume. In fiscal 2006, this revenue comprised approximately 5% of the Company's net sales.

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have the Company's systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as appropriate. In fiscal 2006, this revenue comprised approximately 2% of the Company's net sales.

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in SOP 97-2, "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value or by the use of the percentage of completion method, in accordance with AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts", when applicable. In fiscal 2006, this revenue comprised approximately 1% of the Company's net sales.

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

Goodwill: Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived assets are subject to annual impairment testing using fair value methodologies. The Company performs its impairment testing using comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the reporting units measured.

Long-Lived Assets: Property, plant and equipment are recorded at cost, and depreciation and amortization are provided on the straight-line or accelerated methods at rates calculated to allocate the cost of the assets over their period of use. Intangible assets, other than goodwill, and property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount exceeds the estimated fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

The weighted-average amortization period for other intangible assets in fiscal 2006, 2005 and 2004 was 8 years, 15 years and 15 years, respectively.

Fully depreciated assets are retained in property, plant and equipment and the related accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts less any proceeds from disposal, are included in income. Maintenance and repairs are expensed as incurred. Property, plant and equipment is depreciated over the following periods:

        Buildings                                      25 to 31-1/2 years
        Machinery and equipment                        3 to 15 years
        Leasehold improvements                         length of lease or life of the asset, whichever is shorter
        Software                                       3 to 7 years

Property, plant and equipment consisted of:                   October 29,       October 30,
                                                                     2006              2005
                                                        ------------------------------------
                                                                          (In thousands)

Land and buildings                                                $23,379           $23,120
Machinery and equipment                                           138,122           121,456
Leasehold improvements                                             12,523            12,021
Software                                                           76,487            71,968
                                                        ------------------------------------
                                                                  250,511           228,565
Less allowances for depreciation and amortization                (176,376)         (145,293)
                                                        ------------------------------------
                                                                  $74,135           $83,272
                                                        ====================================

A term loan is secured by a deed of trust on land and buildings with a carrying amount at October 29, 2006 of $9.9 million (see Note F).

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

In fiscal 2006, as a result of its annual review of its insurance accruals, the Company reduced cost of sales by approximately $11.1 million to reduce its workers' compensation accruals due to its working closely with customers to better manage workers' compensation costs, and to the improved regulatory environment within several states. The Company is anticipating a comparable level of workers' compensation costs to continue during fiscal 2007. The Company also reduced cost of sales by approximately $4.8 million to recognize a reduction in general liability insurance costs as a result of retrospective adjustments related to the Company's positive claims experience.

At October 29, 2006, the Company's net prepaid for the outstanding policy years was $18.9 million compared to $1.6 million at October 30, 2005.

Medical Insurance Program: Beginning in April 2004, the Company became self-insured for the majority of its medical benefit programs. The Company remains insured for a portion of its medical program (primarily HMOs) as well as the entire dental program. The Company provides the self-insured medical benefits through an arrangement with a third-party administrator. However, the liability for the self-insured benefits is limited by the purchase of stop loss insurance. Contributed and withheld funds and related liabilities for the self-insured program together with unpaid premiums for the insured programs, other than the current provision, are held in an IRS Code Section 501(c)(9) employee welfare benefit trust and do not appear on the balance sheet of the Company. In order to establish the self-insurance reserves, the Company utilizes actuarial estimates of expected losses based on statistical analyses of historical data. The provision for future payments is initially adjusted by the enrollment levels in the various plans. Periodically, the resulting liabilities are monitored and adjusted as warranted by changing circumstances. Should the amount of claims occurring exceed what was estimated or medical costs increase beyond what was expected, liabilities might not be sufficient, and additional expense may be recorded.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Securitization Program: The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., was $110.0 million at October 29, 2006 and $100.0 million at October 30, 2005. Accordingly, the trade receivables included on the October 29, 2006 and October 30, 2005 balance sheets have been reduced to reflect the participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company) for any of the sold receivables.

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

Translation of Foreign Currencies: The U.S. dollar is the Company's functional currency throughout the world, except for certain European and Canadian subsidiaries. Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are included in operations. The translation adjustments recorded as a separate component of stockholders' equity result from changes in exchange rates affecting the reported assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar.

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

Treasury Stock: In fiscal 2006, the Company began holding repurchased shares of its common stock as treasury stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders' equity.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

New Accounting Pronouncements: In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, - a replacement of APB Opinion No. 20 and FASB Statement No.3". The Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company's financial position or result of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - and amendment of FASB Statements No. 133 and 140". This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Early adoption is permitted for instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company's consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140" This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Early adoption is permitted for instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not believe that the adoption of this Statement is fiscal 2007 will have material impact on the Company's consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting the provisions of FIN 48 in fiscal 2008.

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

conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At October 29, 2006, TRFCO had purchased from Volt Funding a participation interest of $110.0 million out of a pool of approximately $275.2 million of receivables.

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

The Company incurred charges in connection with the sale of receivables under the Securitization Program, of $6.7 million in the fiscal year ended October 29, 2006 compared to $3.4 million and $1.7 million in the fiscal years ended October 30, 2005 and October 31, 2004, respectively, which are included in Other Expense on the consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 5.6%, 4.2% and 2.7% per annum in the fiscal years 2006, 2005 and 2004, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated the retained interest in receivables approximated fair value.

At October 29, 2006 and October 30, 2005, the Company's carrying retained interest in a revolving pool of receivables was approximately $164.2 million and $182.5 million, respectively, net of a service fee liability, out of a total pool of approximately $275.2 million and $283.3 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $110.0 million and $100.0 million at October 29, 2006 and October 30, 2005, respectively. Accordingly, the trade accounts receivable included on the October 29, 2006 and October 30, 2005 balance sheets have been reduced to reflect the participation interest sold of $110.0 million and $100.0 million, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE B--Securitization Program--Continued

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof, from a nationally recognized rating organization. At October 29, 2006, the Company was in compliance with all requirements of the Securitization Program.

NOTE C--Short-Term Investments and Investments in Securities

At October 29, 2006 and October 30, 2005 short-term investments consisted of $4.7 million and $4.2 million, respectively, invested in mutual funds for the Company's deferred compensation plan (see Note M).

At October 29, 2006 and October 30, 2005, the Company had an available-for-sale investment in equity securities of $188,000 and $141,000, respectively. During fiscal 2006, the Company purchased equity securities at a cost of $61,000. The gross unrealized gains of $87,500 and $101,500 at October 29, 2006 and October 30, 2005, respectively, were included as a component of accumulated other comprehensive income (loss).


NOTE D--Inventories

Inventories of accumulated unbilled costs, principally work in process, and materials by segment are as follows:

                                           October  29,            October  30,
                                               2006                    2005
                                           ------------            ------------
                                                        (In thousands)

Telephone Directory                             $11,527                 $10,508
Telecommunications Services                      12,606                  17,734
Computer Systems                                  4,602                   5,516
                                           ------------            ------------
Total                                           $28,735                 $33,758
                                           ============            ============

The cumulative amounts billed under service contracts at October 29, 2006 and October 30, 2005 of $10.9 million and $9.6 million, respectively, are credited against the related costs in inventory. In addition, inventory reserves at October 29, 2006 and October 30, 2005 of $4.5 million and $2.9 million, respectively, are credited against the related costs in inventory.

NOTE E--Short-Term Borrowings

In the first quarter of fiscal 2006, the Company's $40.0 million secured, syndicated revolving credit agreement ("Credit Agreement") was amended to (i) permit the consummation of the acquisition by the Company of Varetis Solutions GmbH ("Varetis Solutions") and the twenty-four percent interest in Volt Delta Resources LLC (Volt Delta') owned by Nortel Networks Inc. ("Nortel Networks"),
(ii) modify certain of the financial covenants contained in the Credit Agreement and (iii) increase the amount of financing permitted under the Securitization Program. The Credit Agreement expires in April 2008.

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

Borrowings  under the Credit  Facility  are to bear  interest  at  various  rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined.  Additionally,  interest  and the  facility  fees can be  increased  or decreased upon a change in the Company's long-term debt rating provided by a nationally recognized rating agency. As amended, in lieu of the previous borrowing base formulation, the Credit Agreement now requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at October 29, 2006, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.5% per annum; including a facility fee of 0.25% per annum.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At October 29, 2006, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At October 29, 2006, four of those guarantors have pledged approximately $56.6 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

At October 29, 2006, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit up to an aggregate of $48.7 million, including $40.0 million under the Credit Agreement and the Company had total outstanding foreign currency bank borrowings of $4.6 million, none of which were under the Credit Agreement. These bank borrowings provide a hedge against devaluation in foreign currency denominated assets.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--Long-Term Debt and Financing Arrangements

                                          October 29,    October 30,
                                             2006           2005
                                        ------------------------------
Long-term debt consists of the                  (In thousands)
 following:

8.2% term loan (a)                             $13,297        $13,730
Payable to Nortel Networks(b)                        -          1,971
                                        ------------------------------
                                                13,297         15,701
Less amounts due within one year                   470          2,404
                                        ------------------------------
Total long-term debt                           $12,827        $13,297
                                        ==============================

     (a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $13.3 million at October 29, 2006. The fair value of the loan was approximately $13.7 million at October 29, 2006. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at October 29, 2006 of $9.9 million. The obligation is guaranteed by the Company.
     (b)  Paid to Nortel Networks in February 2006.

Principal payment maturities on long-term debt outstanding at October 29, 2006 are:

                             Fiscal Year                     Amount
                                                        (In thousands)

                                2007                            $470
                                2008                             511
                                2009                             554
                                2010                             601
                                2011                             652
                             Thereafter                       10,509
                                                            --------
                                                             $13,297
                                                            ========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes

The components of the Company's income from continuing operations before income taxes and minority interest by location, and the related income tax provision are as follows:

                                                                 Year Ended
                                             --------------------------------------------------
                                               October 29,     October 30,      October 31,
                                                   2006            2005             2004
                                             --------------------------------------------------
                                                            (In thousands)
The components of income from continuing
 operations before income taxes and minority
 interest, based on the location of
 operations, consist of the following:
    Domestic                                         $47,547         $30,318           $36,530
    Foreign                                            4,022           5,975             5,603
                                             --------------------------------------------------
                                                     $51,569         $36,293           $42,133
                                             ==================================================

The components of the income tax provision
include:
Current:
  Federal (a)                                        $16,961          $9,880           $13,040
  Foreign                                              3,155           1,508             2,608
  State and local                                      4,127           3,819             4,109
                                             --------------------------------------------------
  Total current                                       24,243          15,207            19,757
                                             --------------------------------------------------

Deferred:
  Federal                                            ($2,521)        ($2,711)          ($3,450)
  Foreign                                             (1,241)            201               (19)
  State and local                                       (583)           (468)             (771)
                                             --------------------------------------------------
  Total deferred                                      (4,345)         (2,978)           (4,240)
                                             --------------------------------------------------
Total income tax provision                           $19,898         $12,229           $15,517
                                             ==================================================

     (a) Reduced in 2006, 2005 and 2004 by benefits of $1.1 million, $1.4 million and $0.9 million, respectively, from general business credits.

The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                                                  Year Ended
                                              --------------------------------------------------
                                                October 29,     October 30,      October 31,
                                                    2006            2005             2004
                                              --------------------------------------------------

Statutory rate                                           35.0%           35.0%             35.0%
State and local taxes, net of federal
  tax benefit                                             5.3             8.0               6.3
Tax effect of foreign operations                         (0.4)              -               2.4
Goodwill amortization                                    (3.9)           (0.7)             (1.3)
General business credits                                 (1.5)           (3.9)             (2.2)
Minority interest                                        (0.7)           (7.5)             (2.2)
Deferred tax adjustments                                  3.4             2.4                 -
Other-net, principally non deductible items               1.4             0.4              (1.2)
                                              --------------------------------------------------
Effective tax rate                                       38.6%           33.7%             36.8%
                                              ==================================================

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes-- Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include foreign operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   October 29,          October 30,
                                                      2006                 2005
                                              ------------------------------------------
                                                           (In thousands)
Deferred Tax Assets:
  Allowance for doubtful accounts                           $2,822               $2,688
  Inventory valuation                                        1,785                1,679
  Loss carryforwards                                         1,712                2,746
  Goodwill                                                   1,484                2,740
  Compensation accruals and deferrals                        5,465                4,806
  Warranty accruals                                            106                  105
  Other-net                                                    754                  578
                                              ------------------------------------------
Total deferred tax assets                                   14,128               15,342
Less valuation allowance for deferred tax
 assets                                                      2,258                4,760
                                              ------------------------------------------
Deferred tax assets, net of valuation
 allowance                                                  11,870               10,582
                                              ------------------------------------------

Deferred Tax Liabilities:
  Software development costs                                 2,443                3,324
  Earnings not currently taxable                                 -                   53
  Deferred revenue                                           1,100                    -
  Accelerated book depreciation                              4,236                5,742
  Intangible assets                                          5,711                4,575
                                              ------------------------------------------
  Total deferred tax liabilities                            13,490               13,694
                                              ------------------------------------------

Net deferred tax liabilities                               ($1,620)             ($3,112)
                                              ==========================================

Balance sheet classification:
  Current assets                                            $9,167              $10,246
  Non-current liabilities                                  (10,787)             (13,358)
                                              ------------------------------------------
Net deferred tax liabilities                               ($1,620)             ($3,112)
                                              ==========================================

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes--Continued

At October 29, 2006, the Company had foreign net operating loss carryforwards of $5.6 million, which range in expiration date between October 29, 2009, and extend forward with no limitation to the carryforward period. For financial statement purposes, a full valuation allowance of $2.3 million has been recognized due to the uncertainty of the realization of the foreign loss carryforwards and other foreign deferred tax assets. The valuation reserve decreased during 2006 by $2.5 million, principally due to the release of valuation allowance related to goodwill.

Substantially all of the undistributed earnings of foreign subsidiaries of $20.5 million at October 29, 2006 are considered permanently invested and, accordingly, no federal income taxes thereon have been provided. Should these earnings be distributed, foreign tax credits would reduce the additional federal income tax that would be payable. Availability of credits is subject to limitations; accordingly, it is not practicable to estimate the amount of the ultimate deferred tax liability, if any, on accumulated earnings.

NOTE H--Goodwill and Intangible Assets

Goodwill and intangibles with indefinite lives are subject to annual testing using fair value methodology. An impairment charge is recognized for the amount, if any, by which the carrying value of goodwill or an indefinite-lived intangible asset exceeds its estimated fair value. The test for goodwill, which is performed in the Company's second fiscal quarter, primarily uses comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the goodwill and the reporting units measured.

Intangible assets are amortized over the following periods:

        Customer relationships                              5 to 10 years
        Existing technology                                 7.9 to 8.5 years
        Contract backlog                                    4 years
        Reseller network                                    8 years
        Non-compete agreements and trademarks               3 years

The following table represents the balance of intangible assets as of the end of fiscal 2006 and 2005:

                                     October 29, 2006              October 30, 2005
                               -----------------------------------------------------------
                               Gross Carrying  Accumulated  Gross Carrying   Accumulated
                                    Amount     Amortization      Amount      Amortization
                               -----------------------------------------------------------
                                                     (In thousands)
Customer relationships                $17,645        $2,890         $15,485        $1,289
Existing technology                    13,164         1,466             800           100
Contract backlog                        3,200           667               -             -
Trade name (a)                          2,016             -               -             -
Reseller network                          816            85               -             -
Non-compete agreements and
 trademarks                               325            99              25             7
                               -----------------------------------------------------------
Total                                 $37,166        $5,207         $16,310        $1,396
                               ===========================================================

     (a)  Trade names have an indefinite life and are not amortized.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--Goodwill and Intangible Assets--Continued

In fiscal 2006, the total intangible assets acquired were $20.9 million for acquisition of businesses (see Note J). In fiscal 2005, the total intangible assets acquired were $24,000.

Amortization  expense  in  fiscal  2006,  2005 and 2004 was $3.8  million,  $1.1 million and $0.3 million, respectively. In each of the succeeding five years, the amount of amortization expense for other intangible assets is estimated to be as follows:

                               Fiscal Year        Amount
                               -----------        ------
                                  2007            $4,351
                                  2008            $4,343
                                  2009            $4,214
                                  2010            $3,499
                                  2011            $3,366

The following table represents the change in the carrying amount of goodwill for each segment during each fiscal year.

                    Carrying                Carrying                Carrying
                     Value                    Value                  Value
                    October    Additions     October   Additions    October
Segment             31, 2004        2005    30, 2005        2006    29, 2006
---------------------------------------------------------------------------
                                      (In thousands)

Staffing Services     $8,340                  $8,340                  $8,340
Computer Systems      20,804      $3,479 (a)  24,283      18,273(b)   42,556
                   --------------------------------------------------------
Total                $29,144      $3,479     $32,623     $18,273     $50,896
                   ========================================================

     (a)  Adjustments   to  the  purchase   price   allocation   of  the  Nortel
          acquisition.

     (b) Acquisition of Varetis Solutions and the minority interest in Delta. (see Note J).

NOTE I--Per Share Data

In calculating basic earnings per share, the effect of dilutive securities is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                                Year Ended
                                                 -----------------------------------------
                                                   October 29,   October 30,   October 31,
                                                     2006         2005          2004
                                                 -----------------------------------------
                                                              (In thousands)
Denominator for basic earnings per share -
Weighted average number of shares                      15,485        15,320        15,234

Effect of dilutive securities:
  Stock options                                           107            97           120
                                                 -----------------------------------------

Denominator for diluted earnings per share -
Adjusted weighted average number of shares             15,592        15,417        15,354
                                                 =========================================

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE I--Per Share Data--Continued

Options to purchase 21,700, 163,700 and 45,400 shares of the Company's common stock were outstanding at October 29, 2006, October 30, 2005 and October 31, 2004, respectively, but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.

NOTE J--Acquisition of Businesses

On December 29, 2005, Volt Delta purchased from Nortel Networks its 24% minority interest in Volt Delta. Under the terms of the agreement, Volt Delta was required to pay Nortel Networks approximately $56.4 million for its minority interest in Volt Delta, and an excess cash distribution of approximately $5.4 million. Under the terms of the agreement, Volt Delta paid $25.0 million on December 29, 2005 and paid the remaining $36.8 million on February 15, 2006. The transaction resulted in an increase in goodwill and intangible assets of approximately $7.0 million and $5.6 million, respectively, and the elimination of a deferred tax liability of $5.0 million.

On December 30, 2005, Volt Delta acquired varetis AG's Varetis Solutions subsidiary for $24.8 million. The acquisition of Varetis Solutions provides Volt Delta with the resources to focus on the evolving global market for directory information systems and services. Varetis Solutions adds technology in the area of wireless handset information delivery to Volt Delta's significant technology portfolio.

The Company is presently valuing both transactions to determine the final allocation of the purchase price to various types of potential intangible assets. The types of intangible assets being reviewed which might exist as of consummation of the transactions are: the existing technology of the business, the value of their customer relationships, the value of trade names, the value of contact backlogs, the value of non-compete agreements and the value of its reseller network. The value of each of the intangible assets identified will be determined with the use of a discounted cash flow methodology. This methodology involves discounting forecasted revenues and earnings attributable to each of the potential intangible assets. The allocation, which is subject to finalization of certain adjustments, is expected to be completed before the end of the first quarter of fiscal 2007.

The assets and liabilities of Varetis Solutions are accounted for under the purchase method of accounting at the date of acquisition at their fair values. The results of operations have been included in the Consolidated Statements of Operations since the acquisition date.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--Acquisition of Businesses--Continued

The preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed and established is as follows:

                                                        (In thousands)
   Cash                                                        $3,310
   Accounts receivable                                          8,878
   Inventories                                                      7
   Prepaid expenses and other assets                              324
   Property, plant and equipment                                1,318
   Goodwill                                                    11,269
   Intangible assets                                           15,300
                                                               ------
         Total Assets                                          40,406
                                                               ------

   Accrued wages and commissions                              (1,012)
   Other accrued expenses                                     (3,325)
   Other liabilities                                          (2,114)
   Income taxes payable                                       (1,266)
   Deferred income tax                                        (7,876)
                                                              -------
         Total Liabilities                                   (15,593)
                                                              -------

   Purchase price                                             $24,813
                                                              =======

The following unaudited pro forma information reflects the purchase from Nortel Networks of its 24% minority interest in Volt Delta and combines the consolidated results of operations of the Company with those of the Varetis Solutions business as if the transactions had occurred in November 2003. This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had this acquisition been consummated at the beginning of fiscal 2004. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

                                                Year Ended
                               ---------------------------------------------
                                 October 29,    October 30,   October 31,
                                    2006          2005           2004
                               ---------------------------------------------
                                 (In thousands, except per share amounts)

Net sales                          $2,342,392    $2,199,825      $1,944,303
                               =============================================
Operating profit                      $59,091       $42,897         $40,035
                               =============================================
Net income                            $31,563       $22,504         $32,780
                               =============================================
Earnings per share
Basic                                   $2.04         $1.47           $2.15
                               =============================================
Diluted                                 $2.02         $1.46           $2.13
                               =============================================

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--Stock Option Plan

The Non-Qualified Option Plan adopted by the Company in fiscal 1995 terminated on May 16, 2005 except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at October 29, 2006 were granted at 100% of the market price on the date of grant and become fully vested within one to five years after the grant date.

As a result of adopting SFAS No. 123R, the Company's income before taxes for the fiscal year ended October 29, 2006 is $74,000 lower than it would have been if the Company had continued to account for stock-based compensation under APB No.
25. Compensation expense is recognized in the selling and administrative expenses in the Company's statement of operations on a straight-line basis over the vesting periods. Basic and dilutive net income per share for the fiscal year ended October 29, 2006 would not have been different if the Company had not adopted SFAS No. 123R, compared to the reported basic and dilutive net income per share of $1.98 and $1.97, respectively. As of October 29, 2006, there was $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted average period of 0.93 years.

The intrinsic values of options exercised during the periods ended October 29, 2006 and October 30, 2005 were $4.8 million and $0.6 million, respectively. The total cash received from the exercise of stock options was $5.3 million and $1.3 million in the fiscal years ended October 29, 2006 and October 30, 2005, respectively, and is classified as financing cash flows in the statement of cash flows. Prior to the adoption of SFAS 123R, the Company presented all tax benefit deductions resulting from the exercise of stock options as operating cash flows. SFAS 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The actual tax benefit realized from the exercise of stock options for the fiscal year ended October 29, 2006 was $1.9 million.

The table below presents the pro forma effect on net loss and loss per share if the Company had applied the fair value recognition provision to options granted under the Company's stock option plan for fiscal year ended October 30, 2005. For purposes of this pro forma disclosure, the value of the options granted is estimated using the Black-Scholes option-pricing model and amortized to expense over the options' vesting periods. If the Company had adopted the fair value based method for the fiscal year ended October 30, 2005 and October 31, 2004, additional compensation expense of $164,000 and $216,000 would have been recognized in the statement of operations.

                                             2005           2004
                                        ------------------------------
                                          (In thousands, except per
                                                  share date)
Net income as reported                         $17,040        $33,716
Pro forma compensation expense, net of
 taxes                                             (99)          (130)
                                        ------------------------------
Pro forma net income                           $16,941        $33,586
                                        ==============================
(In thousands, except per share data)
Basic:
Net income as reported per share                 $1.11          $2.21
Pro forma compensation expense, net of
 taxes per share                                 (0.01)         (0.01)
                                        ------------------------------
Pro forma net income per share                   $1.10          $2.20
                                        ==============================

Diluted:
Net income as reported per share                 $1.11          $2.20
Pro forma compensation expense, net of
 taxes                                           (0.01)         (0.01)
                                        ------------------------------
Pro forma net income per share                   $1.10          $2.19
                                        ==============================

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--Stock Option Plan

The fair value of each option grant is estimated using the Multiple Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in fiscal 2004: risk-free interest rates of 4.1%; expected volatility of .47; an expected life of the options of five years; and no dividends. The weighted average fair value of stock options granted during fiscal year 2004 was $14.62. There were no options granted during fiscal years 2005 and 2006.

Transactions involving outstanding stock options under the plan were:

                                                     Weighted
                                      Number of       Average
                                       Shares     Exercise Price
                                   ------------------------------
Outstanding-November 2, 2003              582,539         $20.48

Granted                                    13,800         $25.39
Exercised                                 (62,210)        $18.55
Forfeited                                  (6,376)        $25.67
                                   ---------------
Outstanding-October 31, 2004              527,753         $20.77

Exercised                                 (56,630)        $18.49
Forfeited                                 (30,225)        $22.59
                                   ---------------
Outstanding-October 30, 2005              440,898         $20.94

Exercised                                (327,633)        $20.00
Forfeited                                 (11,280)        $22.79
                                   ---------------
Outstanding - October 29, 2006            101,985         $23.78
                                   ===============

Price ranges of outstanding and exercisable options as of October 29, 2006 are summarized below:

                                  Outstanding Options                     Exercisable Options
                     ---------------------------------------------  -------------------------------
                                     Average
Range of                Number      Remaining    Weighted Average      Number     Weighted Average
Exercise Prices        of Shares   Life (Years)   Exercise Price      of Shares    Exercise Price
------------------------------------------------------------------  -------------------------------
$10.67 - $18.13         21,300          6            $11.73             7,900         $12.96
$18.53 - $18.81         25,300          4            $18.68            22,900         $18.70
$19.34 - $23.17         21,685          5            $22.48            16,585         $22.27
$23.59 - $40.03         31,700          2            $35.15            28,700         $35.74
$50.56 - $50.56          2,000          1            $50.56             2,000         $50.56

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures

Financial data concerning the Company's sales, segment profit (loss) and identifiable assets by reportable operating segment for fiscal years 2006, 2005 and 2004 are presented in tables below.

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

Staffing Services - This segment provides a broad range of employee staffing services to a wide range of customers throughout North America and Europe and has commenced operations in Asia. These services fall within three major functional areas: Staffing Solutions, Information Technology Solutions and E-Procurement Solutions. Staffing Solutions provides a full spectrum of managed staffing and temporary/contract personnel employment and direct hire placement and workforce solutions. Information Technology Solutions provides a wide range of services, including consulting, outsourcing, turnkey project management in the product development lifecycle, IT and customer contact markets. E-Procurement Solutions provides global vendor neutral procurement and human capital management solutions by combining web-based tools and business process outsourcing services.

Telephone Directory - This segment publishes independent telephone directories in the United States and publishes telephone directories in Uruguay; provides telephone directory production, commercial printing, database management, sales and marketing services and licenses directory production and contract management software systems to directory publishers and others.

Telecommunications Services - This segment provides telecommunications services, including design, engineering, construction, installation, maintenance and removals in the outside plant and central office of telecommunications and cable companies, and within their customers' premises, as well as for large commercial and governmental entities requiring telecommunications services; and also provides complete turnkey services for wireless and wireline telecommunications companies.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

Sales, operating profit and identifiable assets by the Company's reportable operating segment are as follows:

                                                       October 29,   October 30,   October 31,
                                                           2006          2005          2004
                                                      ------------------------------------------
Net Sales                                                           (In thousands)

Staffing Services:
 Sales to unaffiliated customers
   Staffing                                              $1,910,416    $1,759,683    $1,580,225
   Managed Services                                       1,109,315     1,157,168     1,148,116
                                                      ------------------------------------------
   Total gross sales                                      3,019,731     2,916,851     2,728,341
   Less Non-recourse Managed Services                    (1,052,682)   (1,121,196)   (1,120,079)
 Intersegment sales                                           5,233         6,155         3,839
                                                      ------------------------------------------
                                                          1,972,282     1,801,810     1,612,101
                                                      ------------------------------------------
Telephone Directory:
 Sales to unaffiliated customers                             79,351        82,298        72,194
 Intersegment sales                                               -             -             1
                                                      ------------------------------------------
                                                             79,351        82,298        72,195
                                                      ------------------------------------------
Telecommunications Services:
 Sales to unaffiliated customers                            118,081       137,799       134,266
 Intersegment sales                                             781         1,212         1,132
                                                      ------------------------------------------
                                                            118,862       139,011       135,398
                                                      ------------------------------------------
Computer Systems:
 Sales to unaffiliated customers                            173,972       161,867       110,055
 Intersegment sales                                          13,958        11,252         9,962
                                                      ------------------------------------------
                                                            187,930       173,119       120,017
                                                      ------------------------------------------

Elimination of intersegment sales                           (19,972)      (18,619)      (14,934)
                                                      ------------------------------------------
Total Net Sales                                          $2,338,453    $2,177,619    $1,924,777
                                                      ==========================================

Segment Profit (Loss)
Staffing Services                                           $58,799       $31,179       $36,718
Telephone Directory                                          15,828        14,895        10,115
Telecommunications Services                                  (1,168)       (2,429)       (2,838)
Computer Systems                                             28,447        35,801        30,846
                                                      ------------------------------------------
Total segment profit                                        101,906        79,446        74,841

General corporate expenses                                  (43,350)      (38,839)      (30,812)
                                                      ------------------------------------------
Total Operating Profit                                      $58,556       $40,607       $44,029
                                                      ==========================================

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

                                              October 29, October 30,
                                                 2006         2005
                                             -------------------------
                                                  (In thousands)
Assets:
Staffing Services                                $457,204    $446,990
Telephone Directory                                50,442      55,238
Telecommunications Services                        38,800      53,173
Computer Systems                                  138,625     103,720
                                             -------------------------
                                                  685,071     659,121
Cash, investments and other corporate assets       14,050      29,591
                                             -------------------------
Total assets                                     $699,121    $688,712
                                             =========================

Sales to external customers and assets of the Company by geographic area are as follows:

                                                             Year Ended
                                         ----------------------------------------------
                                           October 29,    October 30,    October 31,
                                              2006           2005            2004
                                         ----------------------------------------------
                                                        (In thousands)

Sales:
 Domestic                                    $2,207,853     $2,058,661      $1,822,544
 International, principally Europe              130,600        118,958         102,233
                                         ----------------------------------------------
                                             $2,338,453     $2,177,619      $1,924,777
                                         ==============================================

                                                  Year Ended
                                         -----------------------------
                                            October 29,    October 30,
                                              2006           2005
                                         -----------------------------
                                                  (In thousands)
Assets:
 Domestic                                      $602,575       $633,381
 International, principally Europe               96,546         55,331
                                         -----------------------------
                                               $699,121       $688,712
                                         =============================

In fiscal 2006, the Telecommunications Services segment's sales to three customers accounted for approximately 24%, 22% and 18%, respectively, of the total sales of that segment; the Computer Systems segment's sales to two customers accounted for approximately 25% and 14%, respectively, of the total sales of that segment; the Staffing Services segment's sales to one customer accounted for approximately 13% of the total sales of that segment. In fiscal 2006, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 11% of the Company's net sales.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

In fiscal 2005, the Telecommunications Services segment's sales to two customers accounted for approximately 30% and 14%, respectively, of the total sales of that segment; the Computer Systems segment's sales to two customers accounted for approximately 31% and 13%, respectively, of the total sales of that segment; the Staffing Services segment's sales to one customer accounted for approximately 13% of the total sales of that segment. In fiscal 2005, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 11% of the Company's net sales.

In fiscal 2004, the Telecommunications Services segment's sales to four customers accounted for approximately 17%, 15%, 12%, and 11%, respectively, of the total sales of that segment; the Computer Systems segment's sales to one customer accounted for approximately 28% of the total sales of that segment; the Staffing Services segment's sales to one customer accounted for approximately 14% of the total sales of that segment; and the Telephone Directory segment's sales to one customer accounted for approximately 10% of the total sales of that segment. In fiscal 2004, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 12% of the Company's net sales.

The loss of one or more of these customers, unless the business is replaced by the segment, could result in an adverse effect on the results for that segment's business.

Capital   expenditures  and  depreciation  and  amortization  by  the  Company's operating segments are as follows:

                                                                 Year Ended
                                              ----------------------------------------------
                                                October 29,    October 30,    October 31,
                                                   2006           2005            2004
                                              ----------------------------------------------
                                                                (In thousands)

Capital Expenditures:
 Staffing Services                                   $10,513        $17,061          $9,270
 Telephone Directory                                     394            151             391
 Telecommunications Services                           1,781          2,973           1,803
 Computer Systems                                      7,450          6,520          17,491
                                              ----------------------------------------------
    Total segments                                    20,138         26,705          28,955
 Corporate                                             2,227          1,806           1,782
                                              ----------------------------------------------
                                                     $22,365        $28,511         $30,737
                                              ==============================================

Depreciation and Amortization (a):
  Staffing Services                                  $12,046        $10,399          $9,365
  Telephone Directory                                  1,886          1,848           2,067
  Telecommunications Services                          1,402          1,771           2,862
  Computer Systems                                    14,193          9,840           5,744
                                              ----------------------------------------------
     Total segments                                   29,527         23,858          20,038
  Corporate                                            6,204          5,745           5,499
                                              ----------------------------------------------
                                                     $35,731        $29,603         $25,537
                                              ==============================================

     (a)  Includes   depreciation  and  amortization  of  property,   plant  and
          equipment for fiscal years 2006, 2005 and 2004 of $31.0 million, $28.5 million and $25.2 million, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE M--Employee Benefits

The Company has various savings plans that permit eligible employees to make contributions on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. In January 2000, the Company amended the savings plan for permanent employees to provide a Company contribution in the form of a 50% match of the first 3% of salary contributed by eligible participants. For participants with less than five years of service, the Company's matching contributions vest at 20% per year over a five-year period. Company contributions to the plan are made semi-annually. Under the plan, the Company's contributions of $1.8 million, $1.7 million and $1.4 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, were accrued and charged to compensation expense.

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

NOTE N--Derivative Financial Instruments, Hedging and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts, foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At October 29, 2006, the Company had outstanding foreign currency option contracts in the aggregate notional amount equivalent to $1.3 million, to hedge a portion of its net investment in foreign operations and is accounted for as a hedge under SFAS No. 52.

Restricted cash at October 29, 2006 and October 30, 2005 included $30.7 million and $26.1 million, respectively, was restricted to cover obligations that were reflected in accounts payable at that date. These amounts primarily related to certain contracts with customers, for whom the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE O--Leases

The  future  minimum  rental   commitments  as  of  October  29,  2006  for  all
non-cancelable operating leases were as follows:

Fiscal Year       Total         Office Space          Equipment
---------------------------------------------------------------------
                                  (In thousands)

2007                $20,421             $19,822                 $599
2008                 14,654              14,548                  106
2009                  8,968               8,941                   27
2010                  4,937               4,929                    8
2011                  2,231               2,231                    -
Thereafter              821                 821                    -
              -------------------------------------------------------
                    $52,032             $51,292                 $740
              =======================================================

Many of the leases also require the Company to pay and contribute to property taxes, insurance and ordinary repairs and maintenance.

Rental expense for all operating leases for fiscal years 2006, 2005 and 2004 was $31.6 million, $29.9 million and $25.6 million, respectively.

NOTE P--Related Party Transactions

During fiscal 2006, 2005 and 2004, the Company paid or accrued $0.9 million, $0.8 million and $1.9 million, respectively, to the law firms of which Lloyd Frank, a director of the Company, is or was of counsel, for services rendered to the Company and expenses reimbursed.

In October 2006, the Company purchased 200,000 shares of common stock from the Estate of William Shaw at a price of $39.75 per share, for a total of $7,950,000. The Company intends to use these shares to fund awards under the Volt Information Sciences, Inc. 2006 Incentive Stock Plan. The shares were purchased at a price below the price at which the Company's common stock was then being traded on the New York Stock Exchange (the low trade for the day was $39.94 and the high trade was $40.85). The decision to make the purchase was made by senior management of the Company. The funds were transferred in November 2007.

In fiscal 2006, the Company advanced $162,400 directly to the attorneys for Mr. Thomas Daley, an executive officer of the Company ($95,800 of which had previously been reported in the Company's proxy statement for its 2006 annual meeting). In 2006, the Company also paid $336,100 for legal fees of the independent counsel to the Audit committee of the Company ($260,000 of which had previously been reported in the Company's proxy statement for its 2006 annual meeting.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE Q--Subsequent Events

Effective December 19, 2006, the Company's wholly owned subsidiary, Volt Delta entered into a stand-alone three year $70.0 million secured, syndicated, revolving credit agreement ("Delta Credit Facility") with Wells Fargo,N.A. as the administrative agent and arranger, and as a lender there under. Wells Fargo and the other three lenders under the Delta Credit Facility, Lloyd TSB Bank Plc, Bank of America, N.A and JPMorgan Chase also participate in the Company's $40.0 million revolving Credit Facility. Neither the Company nor Volt Delta guarantee each other's facility but certain subsidiaries of both are guarantors of their respective parent companies. Under the Credit Facility, Volt Delta is required to pay down approximately $38.0 million in intercompany debt owed to the Company within 30 days of closing. The Company currently has no outstanding debt under its own revolving facility but has $100.0 million currently financed under its $200.0 million Securitization Program.

On December 19, 2006, that the Company's Board of Directors authorized and approved a three for two split effected in the form of a dividend on the Company's common stock, par value $.10 per share. Shares of common stock will be paid on January 26, 2007, to all stockholders of record as of January 15, 2007. The accompanying financial statements do not give any effect of the stock split.

In September 6, 2006, the Company's Board of Directors adopted the "Volt Information Sciences, Inc. 2006 Incentive Stock Plan" subject to approval by vote of shareholders of the Company. The Plan permits the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock and Restricted Stock Units to Employees and Non-Employee Directors of the Company through September 6, 2016. The maximum aggregate number of Shares that may be issued pursuant to awards made under the Plan shall not exceed One Million Five Hundred Thousand (1,500,000) Shares.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE R--Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the fiscal years ended October 29, 2006 and October 30, 2005. Each quarter contained thirteen weeks.

                                                              Fiscal 2006 Quarter
                                             -----------------------------------------------------
                                                 First       Second        Third        Fourth
                                             -----------------------------------------------------
                                                       (In thousands, except per share data)

Net sales                                        $549,508     $593,811     $584,914      $610,220
                                             =====================================================

Gross profit                                      $34,041      $49,438      $49,186       $57,965
                                             =====================================================

Net (loss) income                                   ($377)      $9,110       $8,353       $13,564
                                             =====================================================

  Net (loss) income-basic                          $(0.02)       $0.59        $0.54         $0.87
                                             =====================================================
  Net (loss) income-diluted                        $(0.02)       $0.59        $0.53         $0.86
                                             =====================================================

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 29, 2006 (the "Evaluation"). Based upon the Evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this annual report was being prepared.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate "internal control over financial reporting' (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the Company's internal control over financial reporting using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal - Integrated Framework Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of October 29, 2006 and concluded that it is effective.

The Company acquired Varetis Solutions GmbH ("Varetis") on December 30, 2005, and has excluded Varetis from its assessment of, and conclusion on, the effectiveness of the Company's internal control over financial reporting. Varetis accounted for 2% and less than 1% of total and net assets, respectively as of October 29, 2006 and less than 1% and 1% of revenues and net income, respectively, for the year then ended.

The Company independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company's internal control over financial reporting and management's assessment of the effectiveness of such controls as of October 29, 2006, as stated in their report which is included herein.

            Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Volt Information Sciences, Inc.

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Volt Information Sciences, Inc. and subsidiaries maintained effective internal control over financial reporting as of October 29, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Volt Information Sciences, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Varetis Solutions, GmbH, which is included in the 2006 consolidated financial statements of Volt Information Sciences, Inc. and subsidiaries and constituted 2% and less than 1% of total and net assets, respectively, as of October 29, 2006 and less than 1% and 1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Volt Information Sciences, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Varetis Solutions, GmbH.

In our opinion, management's assessment that Volt Information Sciences, Inc. and subsidiaries maintained effective internal control over financial reporting as of October 29, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Volt Information Sciences, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 29, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of October 29, 2006 and October 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 29, 2006 and our report dated January 11, 2007 expressed an unqualified opinion thereon.


/s/ ERNST & YOUNG LLP


New York, New York
January 11, 2007

ITEM 9B. OTHER INFORMATION

    None.

                                    PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company's Proxy Statement for the Company's 2007 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended October 29, 2006 and is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company's executive officers which follows Item 4 in this Report and the information as to the Company's equity compensation plans contained in the last paragraph of Item 5 in this Report are incorporated by reference into Items 10 and 12, respectively, of this Report.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements

          The following  consolidated  financial  statements of Volt Information
          Sciences, Inc. and subsidiaries are included in Item 8 of this Report:
                                                                                           Page

          Consolidated Balance Sheets--October 29, 2006 and October 30, 2005                 54

          Consolidated Statements of Operations -- Years ended October 29, 2006,
               October 30, 2005 and October 31, 2004                                         55

          Consolidated Statements of Stockholders' Equity -- Years ended October
               29, 2006, October 30, 2005 and October 31, 2004                               56

          Consolidated  Statements  of Cash Flows--Years ended October 29, 2006,
               October 30, 2005 and October 31, 2004                                         57

          Notes to Consolidated Financial Statements                                         59


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

3.2 By-Laws of the Company. (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2005, File No. 1-9232).

4.1(a) Receivables Purchase Agreement, dated as of April 12, 2002 among Volt Funding Corp., Three Rivers Funding Corporation and Volt Information Sciences, Inc. (Exhibit 99.1(b) to the Company's Current Report on Form 8-K dated April 22, 2002, File No. 1-9232).

4.1(b) Second Amendment to Receivables Purchase Agreement dated as of March 31, 2004 among Volt Funding Corp., Three Rivers Funding Corporation and Volt Information Sciences, Inc. (Exhibit 4.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 2004, File No. 1-9232).

4.1(c) Third Amendment to Receivables Purchase Agreement dated as of April 8, 2005 among Volt Funding Corp., Three Rivers Funding Corporation and Volt Information Sciences, Inc. (Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 14, 2005, File No. 1-9232).

4.1(d) Fourth Amendment to Receivables Purchase Agreement dated as of January 17, 2006 among Volt Funding Corp., Three Rivers Funding Corporation and Volt Information Sciences, Inc. (Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 6, 2006, File No. 1-9232).

4.1(e) Fifth Amendment to Receivables Purchase Agreement dated as of June 6, 2006 among Volt Funding Corp., Three Rivers Funding Corporation and Volt Information Sciences, Inc. (Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 12, 2006, File No. 1-9232).

4.1(f) Sixth Amendment to Receivables Purchase Agreement dated as of August 18, 2006 among Volt Funding Corp., Three Rivers Funding Corporation and Volt Information Sciences, Inc. (Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 5, 2006, File No. 1-9232).

4.1(g) Second Amended and Restated Credit Agreement, dated as of April 14, 2005 among Volt Information Sciences, Inc. and Gatton Volt Consulting Group Limited, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative agent. (Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 19, 2005 File No. 1-9232).

4.1(h) Consent and First Amendment to the Second Amended and Restated Credit Agreement dated as of November 15, 2005, among Volt Information Sciences, Inc. and Gatton Volt Consulting Group Limited, the guarantors party thereto, the lenders party thereto and J.P. Morgan Chase Bank, as administrative agent.

4.1(i) Consent and Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 27, 2005, among Volt Information
          Sciences, Inc. and Gatton Volt Consulting Group Limited, the guarantors party thereto, the lenders party thereto and J.P. Morgan Chase Bank, as administrative agent (Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 4, 2006, File No. 1-9232).

Exhibit   Description

4.1(j) Credit Agreement dated as of December 19, 2006 among Volt Delta Resources, LLC, the lenders party thereto and Wells Fargo Bank N.A., as administrative agent (Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 22, 2006, File No. 1-9232).

4.1(k) Guarantee and Collateral Agreement dated as of December 19, 2006 made by each grantor thereto in favor of Wells Fargo Bank N.A., as administrative agent for all lenders party to the Credit Agreement (Exhibit 99.2 to the Company's Current Report on Form 8-K dated December 22, 2006, File No. 1-9232).

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

10.3(a)+ Employment Agreement entered into on or about August 25, 2004 between the Company and Thomas Daley (Exhibit 10.4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2005, File No. 1-9232).

10.3(b)+ Undertaking dated August 5, 2005 from Thomas Daley to the Company (Exhibit 10.4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2005, File No. 1-9232).

10.3(c)+ Employment Agreement entered on March 16, 2006 between the Company and Jack Egan (Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 22, 2006, File No. 1-9232).

10.3(d)+ Amendment No. 1 dated as of April 6, 2006, to the Employment Agreement made and entered into on or about August 25, 2004 between the Company and Thomas Daley (Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 10, 2006, File No. 1-9232).

10.3(e)+ Employment Agreement entered on May 26, 2006 between the Company and Ludwig M. Guarino (Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 31, 2006, File No. 1-9232).

10.4(a)+ Form of Indemnification Agreement (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2005, File No. 1-9232).

10.4(b)+* Form of Indemnification Agreement.

Exhibit   Description

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

                                        VOLT INFORMATION SCIENCES, INC.

Dated:      New York, New York          By:  /s/Steven A. Shaw
            January 11, 2007               -------------------
                                           Steven A. Shaw
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                        Title                                               Date

/s/Steven A, Shaw                President, and Chief Executive Officer              January 11, 2007
---------------------
Steven A. Shaw

/s/Jack Egan                     Senior President                                    January 11, 2007
---------------------            (Principal Financial Officer)
Jack Egan

/s/Lloyd Frank                   Director                                            January 11, 2007
---------------------
Lloyd Frank

/s/Theresa A. Havell             Director                                            January 11, 2007
---------------------
Theresa A. Havell

/s/Mark N. Kaplan                Director                                            January 11, 2007
---------------------
Mark N. Kaplan

/s/Bruce G. Goodman              Director                                            January 11, 2007
---------------------
Bruce G. Goodman

/s/William H. Turner             Director                                            January 11, 2007
---------------------
William H. Turner

/s/Deborah Shaw                  Director                                            January 11, 2007
---------------------
Deborah Shaw

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Column A                         Column B           Column C              Column D          Column E
------------------------------- -----------  ----------------------     ------------      ------------

                                                   Additions
                                             ----------------------
                                Balance at   Charged to   Charged to                       Balance at
                                 Beginning    Costs and     Other                           End of
                                 of Period    Expenses     Accounts      Deductions         Period
                                -----------  ----------   ----------    ------------      ------------
                                                        (In thousands)

Year ended October 29, 2006
  Deducted from asset accounts:
  Allowance for uncollectable
   accounts                         $7,527      $4,003                      $4,039 (a,b)      $7,491
  Inventory reserve                  2,864       1,654                                         4,518
  Allowance for deferred tax
   assets                            4,760                                   2,502 (c)         2,258
  Unrealized gain on marketable
   securities                         (101)                    $14 (d)                           (87)

Year ended October 30, 2005
  Deducted from asset accounts:
  Allowance for uncollectable
   accounts                        $10,210      $3,838                      $6,521 (a,b)      $7,527
  Work in process inventory
   reserve                             157       2,707                                         2,864
  Allowance for deferred tax
   assets                            3,948                    $812 (c)                         4,760
  Unrealized gain on marketable
   securities                          (60)                    (41)(d)                          (101)


Year ended October 31, 2004
  Deducted from asset accounts:
  Allowance for uncollectable
   accounts                        $10,498      $7,784                      $8,072 (a,b)     $10,210
  Work in process inventory
   reserve                             545                                     388 (e)           157
  Allowance for deferred tax
   assets                            3,635                    $313 (c)                         3,948
  Unrealized gain on marketable
   securities                         (153)                     93 (d)                           (60)


(a)--Includes write-off of uncollectable accounts.
(b)--Includes foreign currency translation loss of $7 in 2006 and gains of $91 and $117 in 2005 and 2004, respectively.
(c)--Charge or credit to income tax provision.
(d)--Charge (credit) to stockholders' equity.
(e)--Credited to cost of sales.

                                INDEX TO EXHIBITS
Exhibit   Description

3.1 Restated Certificate of Incorporation of the Company, as filed with the Department of State of New York on January 29, 1997. (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1996).

3.2 By-Laws of the Company. (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2005, File No. 1-9232).

4.1(a) Receivables Purchase Agreement, dated as of April 12, 2002 among Volt Funding Corp., Three Rivers Funding Corporation and Volt Information Sciences, Inc. (Exhibit 99.1(b) to the Company's Current Report on Form 8-K dated April 22, 2002, File No. 1-9232).

4.1(b) Second Amendment to Receivables Purchase Agreement dated as of March 31, 2004 among Volt Funding Corp., Three Rivers Funding Corporation and Volt Information Sciences, Inc. (Exhibit 4.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 2004, File No. 1-9232).

4.1(c) Third Amendment to Receivables Purchase Agreement dated as of April 8, 2005 among Volt Funding Corp., Three Rivers Funding Corporation and Volt Information Sciences, Inc. (Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 14, 2005, File No. 1-9232).

4.1(d) Fourth Amendment to Receivables Purchase Agreement dated as of January 17, 2006 among Volt Funding Corp., Three Rivers Funding Corporation and Volt Information Sciences, Inc. (Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 6, 2006, File No. 1-9232).

4.1(e) Fifth Amendment to Receivables Purchase Agreement dated as of June 6, 2006 among Volt Funding Corp., Three Rivers Funding Corporation and Volt Information Sciences, Inc. (Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 12, 2006, File No. 1-9232).

4.1(f) Sixth Amendment to Receivables Purchase Agreement dated as of August 18, 2006 among Volt Funding Corp., Three Rivers Funding Corporation and Volt Information Sciences, Inc. (Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 5, 2006, File No. 1-9232).

4.1(g) Second Amended and Restated Credit Agreement, dated as of April 14, 2005 among Volt Information Sciences, Inc. and Gatton Volt Consulting Group Limited, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative agent. (Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 19, 2005 File No. 1-9232).

4.1(h) Consent and First Amendment to the Second Amended and Restated Credit Agreement dated as of November 15, 2005, among Volt Information Sciences, Inc. and Gatton Volt Consulting Group Limited, the guarantors party thereto, the lenders party thereto and J.P. Morgan Chase Bank, as administrative agent.

4.1(i) Consent and Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 27, 2005, among Volt Information
          Sciences, Inc. and Gatton Volt Consulting Group Limited, the guarantors party thereto, the lenders party thereto and J.P. Morgan Chase Bank, as administrative agent (Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 4, 2006, File No. 1-9232).

Exhibit   Description

4.1(j) Credit Agreement dated as of December 19, 2006 among Volt Delta Resources, LLC, the lenders party thereto and Wells Fargo Bank N.A., as administrative agent (Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 22, 2006, File No. 1-9232).

4.1(k) Guarantee and Collateral Agreement dated as of December 19, 2006 made by each grantor thereto in favor of Wells Fargo Bank N.A., as administrative agent for all lenders party to the Credit Agreement (Exhibit 99.2 to the Company's Current Report on Form 8-K dated December 22, 2006, File No. 1-9232).

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

10.3(a)+ Employment Agreement entered into on or about August 25, 2004 between the Company and Thomas Daley (Exhibit 10.4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2005, File No. 1-9232).

10.3(b)+ Undertaking dated August 5, 2005 from Thomas Daley to the Company (Exhibit 10.4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2005, File No. 1-9232).

10.3(c)+ Employment Agreement entered on March 16, 2006 between the Company and Jack Egan (Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 22, 2006, File No. 1-9232).

10.3(d)+ Amendment No. 1 dated as of April 6, 2006, to the Employment Agreement made and entered into on or about August 25, 2004 between the Company and Thomas Daley (Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 10, 2006, File No. 1-9232).

10.3(e)+ Employment Agreement entered on May 26, 2006 between the Company and Ludwig M. Guarino (Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 31, 2006, File No. 1-9232).

10.4(a)+ Form of Indemnification Agreement (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2005, File No. 1-9232).

10.4(b)+* Form of Indemnification Agreement.

Exhibit   Description

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