Form 10-Q
period 2007-01-28
VOLT INFORMATION SCIENCES, INC.
filed 2007-03-09
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
   ---
   /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

   For The Three Months Ended January 28, 2007.

           Or
   ---
   / / Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

   For the transition period from                    to
                                    ------------------    -----------------

   Commission File No. 1-9232


                         VOLT INFORMATION SCIENCES, INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              New York                                          13-5658129
   -------------------------------                        ----------------------
   (State or Other Jurisdiction of                           (I.R.S. Employer
   Incorporation or Organization)                            Identification No.)

   560 Lexington Avenue, New York, New York                       10022
   ----------------------------------------               ----------------------
   (Address of Principal Executive Offices)                     (Zip Code)

   Registrant's Telephone Number, Including Area Code:        (212) 704-2400

                                 Not Applicable
   -----------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
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

   Indicate by check mark whether  registrant  is a shell company (as defined in
   Rule 12b-2 of the Exchange Act).    Yes          No   X
                                           -----       -----

   The number of shares of the registrant's common stock, $.10 par value, outstanding as of March 2, 2007 was 23,480,103.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


   PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Condensed Consolidated Statements of Operations (Unaudited) -
               Three Months Ended January 28, 2007 and January 29, 2006                     3

               Condensed Consolidated Balance Sheets -
               January 28, 2007 (Unaudited) and October 29, 2006                            4

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Three Months Ended January 28, 2007 and January 29, 2006                     5

               Notes to Condensed Consolidated Financial Statements                         7

   Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                   17

   Item 3.     Quantitative and Qualitative Disclosures about Market Risk                  37

   Item 4.     Controls and Procedures                                                     39


   PART II - OTHER INFORMATION

   Item 6.     Exhibits                                                                    40

   SIGNATURE                                                                               40

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                    Three Months Ended
                                                        -----------------------------------------
                                                             January 28,         January 29,
                                                                   2007                2006
                                                             -----------         -----------
                                                         (In thousands, except per share amounts)

NET SALES                                                       $548,799            $549,508

COST AND EXPENSES:
Cost of sales                                                    513,082             515,467
Selling and administrative                                        23,882              24,460
Depreciation and amortization                                      9,601               7,862
                                                                --------            --------
                                                                 546,565             547,789
                                                                --------            --------

OPERATING INCOME                                                   2,234               1,719

OTHER INCOME (EXPENSE):
  Interest income                                                  1,213               1,038
  Other expense-net                                               (1,532)             (1,611)
  Foreign exchange loss-net                                          (87)               (253)
  Interest expense                                                  (628)               (456)
                                                                --------            --------
  Income before minority interest and income taxes                 1,200                 437

Minority interest                                                      -              (1,021)
                                                                --------            --------

Income (loss) before income taxes                                  1,200                (584)
Income tax (provision) benefit                                      (473)                207
                                                                --------            --------

NET INCOME (LOSS)                                                   $727               ($377)
                                                                    ====                ====


                                                                     Per Share Data
                                                                     --------------

Net income (loss) per share -basic and diluted                     $0.03              ($0.02)
                                                                   =====               =====

Weighted average number of shares
Basic                                                             23,161              23,015
                                                                  ======              ======
Diluted                                                           23,211              23,015
                                                                  ======              ======

          See accompanying notes to condensed consolidated financial statements (unaudited).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           January 28, 2007    October 29, 2006
                                                             (Unaudited)          (Audited)
                                                             -----------          ---------
ASSETS                                                     (In thousands, except share amounts)
CURRENT ASSETS
  Cash and cash equivalents                                      $71,814             $38,481
  Restricted cash                                                 28,958              30,713
  Short-term investments                                           4,717               4,709
  Trade accounts receivable, net of allowances of $7,521
   (2007) and $7,491 (2006)                                      409,798             390,799
  Inventories                                                     25,612              28,735
  Recoverable income taxes                                           966                   -
  Deferred income taxes                                            7,865               9,167
  Prepaid expenses and other assets                               34,262              37,280
                                                                 -------             -------
TOTAL CURRENT ASSETS                                             583,992             539,884

Investment in securities                                             227                 188
Property, plant and equipment, net                                72,622              74,135
Deposits and other assets                                          1,852               2,059
Goodwill                                                          50,355              50,896
Other intangible assets, net                                      31,253              31,959
                                                                 -------             -------
                                                                $740,301            $699,121
                                                                ========            ========
TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks                                         $43,572              $4,639
  Current portion of long-term debt                                  480                 470
  Accounts payable                                               185,418             190,431
  Accrued wages and commissions                                   55,557              59,387
  Accrued taxes other than income taxes                           26,378              20,186
  Accrued insurance and other accruals                            30,983              29,241
  Deferred income and other liabilities                           46,298              37,519
  Income tax payable                                                   -               3,626
                                                                 -------             -------
TOTAL CURRENT LIABILITIES                                        388,686             345,499

Accrued insurance                                                  3,799               4,760
Long-term debt                                                    12,703              12,827
Deferred income taxes                                              8,784              10,787

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00; Authorized--500,000
   shares; issued--none
  Common stock, par value $.10; Authorized--30,000,000
   shares; issued--23,480,103 shares (2007) and
   23,456,974 shares (2006)                                        2,348               2,346
  Paid-in capital                                                 50,766              50,203
  Retained earnings                                              281,131             280,404
  Accumulated other comprehensive income                              34                 245
                                                                 -------             -------
                                                                 334,279             333,198
  Less treasury stock - 300,000 shares at cost                    (7,950)             (7,950)
                                                                 -------             -------
TOTAL STOCKHOLDERS' EQUITY                                       326,329             325,248
                                                                 -------             -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $740,301            $699,121
                                                                ========            ========

          See accompanying notes to condensed consolidated financial statements (unaudited).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                            January 28,         January 29,
                                                                                  2007                2006
                                                                            -----------         -----------
                                                                                     (In thousands)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                                                  $727               ($377)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
   Depreciation and amortization                                                  9,601               7,862
   Accounts receivable provisions                                                 1,119               1,117
   Minority interest                                                                  -               1,021
   (Gain) loss on dispositions of property, plant and equipment                     (36)                 36
   Gain on foreign currency translation                                            (111)                 (4)
   Deferred income tax benefit                                                     (619)               (542)
   Share-based compensation expense related to employee stock
    options                                                                          14                  24
   Excess tax benefits from share-based compensation                               (110)                105
   Changes in operating assets and liabilities, net of assets acquired:
   Accounts receivable                                                           30,965              41,727
   Reduction in securitization program                                          (50,000)                  -
   Inventories                                                                    3,123              (1,074)
   Prepaid insurance and other assets                                             3,121              (4,192)
   Deposits and other assets                                                        207                 242
   Accounts payable                                                              (3,962)            (13,401)
   Accrued expenses                                                               2,519                  95
   Deferred income and other liabilities                                         16,985               8,347
   Income taxes                                                                  (4,366)             (4,222)
                                                                                 ------              ------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         9,177              36,764
                                                                                  -----              ------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                            January 28,         January 29,
                                                                                  2007                2006
                                                                            -----------         -----------
                                                                                     (In thousands)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Sales of investments                                                               $469                $450
Purchases of investments                                                           (459)               (320)
Decrease in restricted cash                                                       1,755               3,599
(Decrease) in payables related to restricted cash                                (1,755)             (3,599)
Acquisitions - business                                                            (225)            (46,753)
Proceeds from disposals of property, plant and equipment, net                        48                 341
Purchases of property, plant and equipment                                       (6,836)             (6,470)
                                                                                 ------              ------

NET CASH USED IN INVESTING ACTIVITIES                                            (7,003)            (52,752)
                                                                                 ------              ------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                                          (114)               (105)
Cash in lieu of fractional shares                                                   (18)                  -
Exercises of stock options                                                          345                 800
Excess tax benefits from share-based compensation                                   110                (105)
Purchase of treasury shares                                                      (7,950)                  -
Increase in notes payable to banks                                               38,823                  26
                                                                                 ------              ------

NET CASH PROVIDED BY  FINANCING ACTIVITIES                                       31,196                 616
                                                                                 ------              ------

Effect of exchange rate changes on cash                                             (37)                (25)
                                                                                 ------              ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             33,333             (15,397)

Cash and cash equivalents, beginning of period                                   38,481              61,988
                                                                                 ------              ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $71,814             $46,591
                                                                                =======             =======

SUPPLEMENTAL INFORMATION
  Cash paid during the period:
    Interest expense                                                               $471                $456
    Income taxes                                                                 $6,235              $4,489



          See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at January 28, 2007 and consolidated results of operations and consolidated cash flows for the three months ended January 28, 2007 and January 29, 2006.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 29, 2006. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

Certain amounts in the first quarter of fiscal 2006 have been reclassified to conform to the fiscal 2007 presentation.

NOTE B--Securitization Program

The Company has a $200.0 million accounts receivable securitization program ("Securitization Program"), which expires in April 2009. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At January 28, 2007, TRFCO had purchased from Volt Funding a participation interest of $60.0 million out of a pool of approximately $230.5 million of receivables.

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

The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 156, "Accounting for Transfers and Servicing of Financial Assets an amendment of SFAS No. 140." At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the condensed consolidated balance sheet (no debt is recorded) and the proceeds from the sale are reflected as cash provided by operating activities. Losses and expenses associated with the transactions, primarily related to discounts incurred by TRFCO on the issuance of its commercial paper, are charged to the consolidated statement of operations.

The Company incurred charges in connection with the sale of receivables under the Securitization Program, of $1.3 million in both the three months ended January 28, 2007 and January 29, 2006, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 5.6% per annum and 5.2% per annum in the three-month 2007 and 2006 fiscal periods, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated that the retained interest in receivables approximated fair values.

At January 28, 2007 and October 29, 2006, the Company's carrying retained interest in a revolving pool of receivables was approximately $169.9 million and $164.2 million, respectively, net of a service fee liability, out of a total pool of approximately $230.5 million and $275.2 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $60.0 million and $110.0 million at January 28, 2007 and October 29, 2006, respectively. Accordingly, the trade accounts receivable included on the January 28, 2007 and October 29, 2006 balance sheets have been reduced to reflect the participation interest sold of $60.0 million and $110.0 million, respectively.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof, from a nationally recognized rating organization. At January 28, 2007, the Company was in compliance with all requirements of the Securitization Program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE C--Inventories

Inventories of accumulated unbilled costs, principally work in process, and materials, net of related reserves, by segment are as follows:

                                          January 28,      October 29,
                                                2007             2006
                                          -----------      -----------
                                                  (In thousands)

Telephone Directory                            $9,753          $11,527
Telecommunications Services                    11,458           12,606
Computer Systems                                4,401            4,602
                                              -------          -------
Total                                         $25,612          $28,735
                                              =======          =======

The cumulative amounts billed under service contracts at January 28, 2007 and October 29, 2006 of $15.5 million and $10.9 million, respectively, are credited against the related costs in inventory. In addition, reserves at January 28, 2007 and October 29, 2006 of $3.8 million and $4.5 million, respectively, are credited against the related costs in inventory.

NOTE D--Short-Term Borrowings

At January 28, 2007, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit of up to an aggregate of $118.9 million, including the Company's $40.0 million secured, syndicated revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $70.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility"). The Company had total outstanding bank borrowings of $43.6 million. Included in these borrowings were $8.6 million of foreign currency borrowings which provide a hedge against devaluation in foreign denominated assets.

Credit Agreement
----------------
The Credit Agreement, which expires in April 2008, established a secured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. At January 28, 2007, there were no borrowings against this facility. The administrative agent for the Credit Facility is JPMorgan Chase Bank, N.A. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo Bank, N.A., Lloyds TSB Bank PLC and Bank of America, N.A.

Borrowings under the Credit Agreement are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the rating of the facility as provided by a nationally recognized rating agency. The Credit Agreement requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at January 28, 2007, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.2% per annum, excluding a fee of 0.3% per annum paid on the entire facility.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE D--Short-Term Borrowings--Continued

maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At January 28, 2007, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At January 28, 2007, four of those guarantors have pledged approximately $48.3 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

Delta Credit Facility
---------------------

In December 2006, Volt Delta entered into the Delta Credit Facility, which expires in December 2009, with Wells Fargo, N.A. as the administrative agent and arranger, and as a lender thereunder. Wells Fargo and the other three lenders under the Delta Credit Facility, Lloyds TSB Bank Plc., Bank of America, N.A. and JPMorgan Chase also participate in the Company's $40.0 million revolving Credit Facility. Neither the Company nor Volt Delta guarantees each other's facility but certain subsidiaries of each are guarantors of their respective parent company's facility.

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $70.0 million with a sublimit of $10.0 million on the issuance of letters of credit. At January 28, 2007, $38.9 million was drawn on this facility. Certain rate options, as well as the commitment fee, are based on a leverage ratio, as defined. Based upon Volt Delta's leverage ratio at January 28, 2007, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.5% per annum. Volt Delta also pays a commitment fee of 0.2% on the unused portion of the Delta Credit Facility.

The Delta Credit Facility provides for the maintenance of various financial ratios and covenants, including, among other things, a total debt to EBITDA ratio, as defined, which cannot exceed 2.0 to 1.0 on the last day of any fiscal quarter, a fixed charge coverage ratio, as defined, which cannot be less than
2.0 to 1.0 and the maintenance of a consolidated net worth, as defined. The Delta Credit Facility also imposes limitations on, among other things, incurrence of additional indebtedness or liens, the amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures. At January 28, 2007, Volt Delta was in compliance with all covenants outlined in the Delta Credit Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE E--Long-Term Debt and Financing Arrangements

In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $13.2 million, of which $0.5 million is current, at January 28, 2007. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at January 28, 2007 of $9.8 million. The obligation is guaranteed by the Company.


NOTE F--Stockholders' Equity

On December 19, 2006, the Company's Board of Directors authorized and approved a three-for-two stock split in the form of a dividend on the Company's common stock, par value $.10 per share. Shares of common stock were distributed on January 26, 2007, to all stockholders of record as of January 15, 2007. Any fractional shares resulting from the dividend were paid in cash. Information pertaining to shares, earnings per share, common stock and paid-in capital has been adjusted in the accompanying financial statements and footnotes, except for the table below, to reflect the stock split.

Changes in the major components of stockholders' equity for the three months ended January 28, 2007 are as follows:

                                               Common       Paid-In       Retained      Treasury
                                                Stock       Capital       Earnings       Stock
                                                -----       -------       --------       -----
                                                              (In thousands)
Balance at October 29, 2006                    $1,564       $50,985       $280,404       ($7,950)
Stock options exercised--15,750 shares              2           581
Three-for-two stock split                         782          (800)
Net income for the three months                   -             -              727           -
                                               ------       -------       --------       -------
Balance at January 28, 2007                    $2,348       $50,766       $281,131       ($7,950)
                                               ======       =======       ========       =======

Another component of stockholders' equity, the accumulated other comprehensive income, consists of cumulative unrealized foreign currency translation adjustments, net of taxes, a loss of $42,000 and a gain of $192,000 at January 28, 2007 and October 29, 2006, respectively, and an unrealized gain, net of taxes, of $76,000 and $53,000 in marketable securities at January 28, 2007 and October 29, 2006, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive income as follows:

                                                     Three Months Ended
                                                     ------------------
                                                 January 28,      January 29,
                                                       2007             2006
                                                 -----------      -----------
                                                         (In thousands)

Net income (loss)                                       $727           ($377)
Foreign currency translation adjustments, net           (234)            387
Unrealized gain on marketable securities, net             23              14
                                                        ----            ----
Comprehensive income                                    $516             $24
                                                        ====             ===

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

                                                     Three Months Ended
                                                     ------------------
                                                 January 28,      January 29,
                                                       2007             2006
                                                 -----------      -----------
Denominator for basic earnings per share:
  Weighted average number of shares               23,161,023       23,014,557

Effect of dilutive securities:
  Employee stock options                              49,923              -
                                                 -----------      -----------



Denominator for diluted earnings per share:
  Adjusted weighted average number of shares      23,210,946       23,014,557
                                                  ==========       ==========

Options to purchase 598,767 shares of the Company's common stock were outstanding at January 29, 2006, but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive. All stock options outstanding at January 28, 2007 were included in the computation.


NOTE H--Segment Disclosures

Financial  data  concerning  the Company's  sales and segment  operating  profit
(loss) by reportable operating segment for the three months ended January 28, 2007 and January 29, 2006 are as follows:

                                                     Three Months Ended
                                                     ------------------
                                                 January 28,      January 29,
                                                       2007             2006
                                                 -----------      -----------
Net Sales:
Staffing Services
  Staffing                                          $455,095         $445,627
  Managed Services                                   294,499          251,076
                                                 -----------      -----------
  Total Gross Sales                                  749,594          696,703
  Less: Non-Recourse Managed Services               (282,645)        (239,061)
                                                 -----------      -----------
  Net Staffing Services                              466,949          457,642
Telephone Directory                                   17,643           15,785
Telecommunications Services                           21,381           40,114
Computer Systems                                      46,532           41,274
Elimination of intersegment sales                     (3,706)          (5,307)
                                                 -----------      -----------

Total Net Sales                                     $548,799         $549,508
                                                    ========         ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE H--Segment Disclosures--Continued

                                                     Three Months Ended
                                                     ------------------
                                                 January 28,      January 29,
                                                       2007             2006
                                                 -----------      -----------

Segment Operating Profit (Loss):
Staffing Services                                     $5,348           $4,829
Telephone Directory                                    2,152            2,261
Telecommunications Services                             (677)             768
Computer Systems                                       5,694            5,749
                                                     -------          -------
Total Segment Operating Profit                        12,517           13,607

General corporate expenses                           (10,283)         (11,888)
                                                     -------          -------
Total Operating Profit                                 2,234            1,719

Interest income and other (expense), net                (319)            (573)
Foreign exchange loss, net                               (87)            (253)
Interest expense                                        (628)            (456)
                                                     -------          -------

Income Before Minority Interest and Income Taxes      $1,200             $437
                                                      ======             ====

During the three months ended January 28, 2007, consolidated assets increased by $41.2 million primarily due to a decrease in the use of the Company's
Securitization Program and an increase in cash and cash equivalents, partially offset by decreases in receivables of the Staffing Services segment.

NOTE I--Derivative Financial Instruments, Hedging and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts, foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At January 28, 2007, the Company had no outstanding foreign currency option contracts.

Restricted cash at January 28, 2007 and October 29, 2006 was approximately $29.0 million and $30.7 million, respectively, restricted to cover obligations that were reflected in accounts payable at that date. These amounts primarily related to certain contracts with customers, for whom the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE J--Acquisition of Businesses

On December 29, 2005, Volt Delta purchased from Nortel Networks its 24% minority interest in Volt Delta. Under the terms of the agreement, Volt Delta was required to pay Nortel Networks approximately $56.4 million for its minority interest in Volt Delta, and an excess cash distribution of approximately $5.4 million. Under the terms of the agreement, Volt Delta paid $25.0 million on December 29, 2005 and paid the remaining $36.8 million on February 15, 2006. The transaction resulted in an increase in goodwill and intangible assets of approximately $6.8 million and $5.7 million, respectively and the elimination of a deferred tax liability of $5.0 million.

On December 30, 2005, Volt Delta acquired varetis AG's Varetis Solutions subsidiary for $24.8 million. The acquisition of Varetis Solutions provided Volt Delta with the resources to focus on the evolving global market for directory information systems and services. Varetis Solutions added technology in the area of wireless handset information delivery to Volt Delta's significant technology portfolio.

The Company has valued both transactions to determine the final allocation of the purchase price to various types of potential intangible assets. The types of intangible assets which exist as of consummation of the transactions are: the existing technology of the businesses, the value of their customer relationships, the value of trade names, the value of contract backlogs, the value of non-compete agreements and the value of their reseller network. The value of each of the intangible assets identified was determined with the use of a discounted cash flow methodology. This methodology involved discounting forecasted revenues and earnings attributable to each of the potential intangible assets.

The assets and liabilities of Varetis Solutions are accounted for under the purchase method of accounting at the date of acquisition at their fair values. The results of operations have been included in the condensed consolidated statements of operations since the acquisition date.

The purchase price allocation of the fair value of assets acquired and liabilities assumed and established is as follows:

                                           (In thousands)
     Cash                                         $3,310
     Accounts receivable                           8,878
     Inventories                                       7
     Prepaid expenses and other assets               324
     Property, plant and equipment                 1,318
     Goodwill                                     10,896
     Intangible assets                            15,300
                                                 -------
           Total Assets                           40,033
                                                 -------

     Accrued wages and commissions                (1,012)
     Other accrued expenses                       (3,325)
     Other liabilities                            (1,741)
     Income taxes payable                         (1,266)
     Deferred income tax                          (7,876)
                                                 -------
           Total Liabilities                     (15,220)
                                                 -------

     Purchase price                              $24,813
                                                 =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

The following unaudited pro forma information reflects the purchase from Nortel Networks of its 24% minority interest in Volt Delta and combines the consolidated results of operations of the Company with those of the Varetis Solutions business as if the transactions had occurred in November 2005. This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had this acquisition been consummated at the start of fiscal 2006. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

                                            Pro Forma Results
                                            -----------------
                                           Three Months Ended
                                           ------------------

                                               January 29,
                                                     2006
                                               -----------
                                   (In thousands, except per share amounts)

     Net sales                                    $553,447
                                                  ========
     Operating income                               $2,475
                                                    ======
     Net income                                       $667
                                                      ====

     Earnings per share
     Basic and Diluted                               $0.03
                                                     =====

NOTE K--Goodwill and Intangibles

Goodwill and intangibles with indefinite lives are subject to annual testing using fair value methodology. An impairment charge is recognized for the amount, if any, by which the carrying value of goodwill or an indefinite-life intangible asset exceeds its estimated fair value. The test for goodwill, which is performed in the Company's second fiscal quarter, primarily uses comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the goodwill and the reporting units measured.

The following table represents the balance of intangible assets:

                                                      January 28, 2007                   October 29, 2006
                                                      ----------------                   ----------------
                                              Gross Carrying    Accumulated     Gross Carrying     Accumulated
                                                  Amount        Amortization        Amount        Amortization
                                                  ------        ------------        ------        ------------
                                                                         (In thousands)
     Customer relationships                         $18,038         $3,330            $17,645         $2,890
     Existing technology                             13,164          1,872             13,164          1,466
     Contract backlog                                 3,200            867              3,200            667
     Trade name (a)                                   2,016              -              2,016              -
     Reseller network                                   816            111                816             85
     Non-compete agreements and trademarks              325            126                325             99
                                                    -------         ------            -------         ------
     Total                                          $37,559         $6,306            $37,166         $5,207
                                                    =======         ======            =======         ======

     (a) Trade names have an indefinite life and are not amortized.

In fiscal 2007, the total intangible assets acquired were $0.2 million for acquisition of two directories by the Telephone Directory Segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE L--Primary Insurance Casualty Program

The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premium are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. At January 28, 2007, the Company's net prepaid for the outstanding plan years was $16.0 million compared to $18.9 million at October 29, 2006.

NOTE M--Incentive Stock Plans

The Non-Qualified Option Plan adopted by the Company in fiscal 1995 terminated on May 16, 2005 except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at January 28, 2007 were granted at 100% of the market price on the date of grant and become fully vested within one to five years after the grant date.

Compensation expense of $14,000 and $24,000 for the three months ended January 28, 2007 and January 29, 2006, respectively, is recognized in the selling and administrative expenses in the Company's condensed consolidated statement of operations on a straight-line basis over the vesting periods. As of January 28, 2007, there was $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted average period of 1.1 years.

The intrinsic values of options exercised during the periods ended January 28, 2007 and January 29, 2006 were $0.6 million and $0.2 million, respectively. The total cash received from the exercise of stock options was $0.3 million and $0.8 million in the three month periods ended January 28, 2007 and January 29, 2006, respectively, and is classified as financing cash flows in the condensed consolidated statement of cash flows. The actual tax benefit realized on the exercise of options was $0.2 million and $0.1 million for the three-month period ended January 28, 2007 and January 29, 2006, respectively.

There were no options granted during the three months ended January 28, 2007 or January 29, 2006.

In September 6, 2006, the Company's Board of Directors adopted the Volt Information Sciences, Inc. 2006 Incentive Stock Plan subject to approval by vote of shareholders of the Company. The Plan permits the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock and Restricted Stock Units to employees and non-employee directors of the Company through September 6, 2016. The maximum aggregate number of shares that may be issued pursuant to awards made under the Plan shall not exceed one million five hundred thousand (1,500,000) shares.

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

Staffing Services:
     Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In the first three months of fiscal 2007, this revenue comprised approximately 77% of net consolidated sales.

     Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, for which the Company receives an administrative fee for arranging for, billing for and collecting the billings related to staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In addition, sales for certain contracts generated by the Company's Staffing Solutions Group's managed services operations have similar attributes. In the first three months of fiscal 2007, this revenue comprised approximately 2% of the Company's net sales.

     Outsourced Projects: Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables, in accordance with the AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts" The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In the first three months of fiscal 2007, this revenue comprised approximately 5% of the Company's net sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Telephone Directory:
     Directory Publishing: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in the United States and Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered. In the first three months of fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

     Ad Production and Other: Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance. In the first three months of fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

Telecommunications Services:
     Construction: Sales are derived from the Company supplying aerial and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in SOP 81-1, using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project or by the percentage of completion method, when applicable. In the first three months of fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and, if applicable, any completed units are delivered and accepted by the customer. In the first three months of fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

Computer Systems:
     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In the first three months of fiscal 2007, this revenue comprised approximately 5% of net consolidated sales.

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as applicable. In the first three months of fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in SOP 97-2 "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value or by the use of the percentage of completion method in accordance with SOP 81-1, when applicable. In the first three months of fiscal 2007, this revenue comprised approximately 1% of net consolidated sales.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Capitalized Software - The Company's software technology personnel are involved in the development and acquisition of internal-use software to be used in its Enterprise Resource Planning system and software used in its operating segments, some of which are customer accessible. The Company accounts for the capitalization of software in accordance with SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent to the preliminary project planning and approval stage, all appropriate costs are capitalized until the point at which the software is ready for its intended use. Subsequent to the software being used in operations, the capitalized costs are transferred from costs-in-process to completed property, plant and equipment, and are accounted for as such. All post-implementation costs, such as maintenance, training and minor upgrades that do not result in additional functionality, are expensed as incurred.

Securitization Program - The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 156, "Accounting for Transfers and Servicing of Financial Assets an amendment of SFAS No. 140." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A, was $60.0 million and $110.0 million at January 28, 2007 and October 29, 2006, respectively. Accordingly, the trade receivables included on the January 28, 2007 and October 29, 2006 balance sheets have been reduced to reflect the participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company) for any of the sold receivables.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Medical Insurance Program -The Company is self-insured for the majority of its medical benefit programs. The Company remains insured for a portion of its medical program (primarily HMOs) as well as the entire dental program. The Company provides the self-insured medical benefits through an arrangement with a third party administrator. However, the liability for the self-insured benefits is limited by the purchase of stop loss insurance. The contributed and withheld funds and related liabilities for the self-insured program together with unpaid premiums for the insured programs are held in a 501(c)9 employee welfare benefit trust. These amounts, other than the current provisions, do not appear on the balance sheet of the Company. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected losses based on statistical analyses of historical data. The provision for future payments is initially adjusted by the enrollment levels in the various plans. Periodically, the resulting liabilities are monitored and will be adjusted as warranted by changing circumstances. Should the amount of claims occurring exceed what was estimated or medical costs increase beyond what was expected, liabilities might not be sufficient, and additional expense may be recorded by the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 28, 2007 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 2006

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not indicative of the results which may be expected for any subsequent periods.


                                                       Three Months Ended
                                                       ------------------
                                                   January 28,      January 29,
                                                         2007             2006
                                                   -----------      -----------

Net Sales:
----------
Staffing Services
  Staffing                                            $455,095         $445,627
  Managed Services                                     294,499          251,076
                                                      --------         --------
  Total Gross Sales                                    749,594          696,703
  Less: Non-Recourse Managed Services                 (282,645)        (239,061)
                                                      --------         --------
  Net Staffing Services                                466,949          457,642
Telephone Directory                                     17,643           15,785
Telecommunications Services                             21,381           40,114
Computer Systems                                        46,532           41,274
Elimination of intersegment sales                       (3,706)          (5,307)
                                                      --------         --------

Total Net Sales                                       $548,799         $549,508
                                                      ========         ========

Segment Operating Profit (Loss):
--------------------------------
Staffing Services                                       $5,348           $4,829
Telephone Directory                                      2,152            2,261
Telecommunications Services                               (677)             768
Computer Systems                                         5,694            5,749
                                                       -------         --------
Total Segment Operating Profit                          12,517           13,607

General corporate expenses                             (10,283)         (11,888)
                                                       -------         --------
Total Operating Profit                                   2,234            1,719

Interest income and other (expense), net                  (319)            (573)
Foreign exchange loss, net                                 (87)            (253)
Interest expense                                          (628)            (456)
                                                       -------         --------

Income Before Minority Interest and Income Taxes        $1,200             $437
                                                       =======             ====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 28, 2007 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 2006--Continued

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

     Telephone   Directory:   This  segment  publishes   independent   telephone
     directories and provides telephone directory production services, database management and printing.

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

Several historical seasonal factors usually affect the sales and profits of the Company. The Staffing Services segment's sales and operating profit are always lowest in the Company's first fiscal quarter due to the Thanksgiving, Christmas and New Year holidays, as well as certain customer facilities closing for one to two weeks. During the third and fourth quarters of the fiscal year, this segment benefits from a reduction of payroll taxes when the annual tax contributions for higher salaried employees have been met, and customers increase the use of the Company's administrative and industrial labor during the summer vacation period. In addition, the Telephone Directory segment's DataNational division publishes more directories during the second half of the fiscal year.

Numerous non-seasonal factors impacted sales and profits in the first fiscal quarter of fiscal 2007. In the current fiscal quarter, the sales of the Staffing Services segment, in addition to the factors noted above, were positively impacted by a continued increase in the use of contingent staffing in the Technical Placement division. Operating profits of the segment for the quarter were higher than in the comparable quarter of fiscal 2006 due to the sales increase and an improvement in gross margin percentages due to lower workers' compensation and payroll tax costs, partially offset by an increase in overhead costs as a percentage of sales. The reduction in workers' compensation costs in the quarter, of approximately $1.5 million from the comparable quarter of fiscal 2006, is due to the Company working closely with customers to better manage workers' compensation costs and to the regulatory environment within several states. The Company anticipates this reduced level of workers' compensation costs will continue for the remainder of fiscal 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 28, 2007 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 2006--Continued

EXECUTIVE OVERVIEW--Continued
------------------

In the current fiscal quarter, the sales of the Telephone Directory segment increased from the comparable quarter of fiscal 2006, but due to decreased gross margins, the operating profits of the segment declined slightly.

In the current fiscal quarter, the sales of the Telecommunications Services segment decreased from the comparable quarter in fiscal 2006, and with reduced gross margins, the operating results of the segment declined from the comparable 2006 first quarter.

In the current fiscal quarter, sales of the Computer Systems segment increased from the comparable quarter of fiscal 2006, but operating profits remained approximately the same due to increased overhead costs necessary to support its increase in sales, and the amortization related to its increased intangible assets.

The Company has focused, and will continue to focus, on aggressively increasing its market share while attempting to maintain margins in order to increase profits. All segments have emphasized cost containment measures, along with improved credit and collections procedures designed to improve the Company's cash flow.

The Company continues its effort to streamline its processes to manage the business and protect its assets through the continued deployment of its Six Sigma initiatives and upgrading its financial reporting systems.

The information that appears below relates to prior periods. The results of operations for those periods are not necessarily indicative of the results which may be expected for any subsequent period. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto which appear in Item 1 of this Report.

RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In the first fiscal quarter of fiscal 2007, consolidated net sales decreased by $0.7 million, or 0.1%, to $548.8 million, from the comparable quarter of fiscal 2006. The decrease in the current quarter's net sales resulted from a decrease in Telecommunications Services of $18.7 million, partially offset by increases in Staffing Services of $9.3 million, Computer Systems of $5.2 million and Telephone Directory of $1.8 million.

The net income in the current quarter of fiscal 2007 was $0.7 million compared to a loss of $0.4 million in the comparable quarter of fiscal 2006. The Company's pre-tax income before minority interest for the current quarter was $1.2 million compared to $0.4 million in the comparable quarter of fiscal 2006.

The Company's operating segments reported an operating profit of $12.5 million in the current quarter, a decrease of $1.1 million, or 8%, from the comparable quarter of fiscal 2006. The change in operating profit was due to the decreased operating profits of the Telecommunications Services segment of $1.5 million, and the Telephone Directory segment of $0.1 million, partially offset by an increase in the Staffing Services segment of $0.5 million.

General corporate expenses decreased by $1.6 million, or 14%, primarily due to a reduction in costs incurred relating to compliance with the Sarbanes-Oxley Act.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 28, 2007 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 2006--Continued

RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------

                                                 Three Months Ended
                                                 ------------------
                                       January 28, 2007        January 29, 2006
                                       ----------------        ----------------
                                                    % of                    % of       Favorable       Favorable
Staffing Services                                    Net                     Net     (Unfavorable)   (Unfavorable)
(Dollars in Millions)                  Dollars      Sales      Dollars      Sales      $ Change        % Change
                                       -------      -----      -------      -----      --------        --------

Staffing Sales (Gross)                 $455.1                  $445.6                     $9.5             2.1%

Managed Service Sales (Gross)          $294.5                  $251.1                    $43.4            17.2%

Sales (Net) *                          $466.9                  $457.6                     $9.3             2.1%

Gross Profit                            $71.4       15.3%       $66.2       14.5%         $5.2             7.9%

Overhead                                $66.1       14.2%       $61.4       13.4%        ($4.7)           (7.6%)

Operating Profit                         $5.3        1.1%        $4.8        1.1%         $0.5            10.4%

*Sales (Net) only includes the gross margin on managed service sales.

The sales increase of the Staffing Services segment in the first quarter of fiscal 2007 from the comparable quarter in fiscal 2006 was due to increased staffing business in the Technical Placement division, partially offset by a sales decrease in the Administrative and Industrial division.

The increase in the operating profit of the segment in the current quarter, as compared to the comparable quarter in fiscal 2006, was due to increased profits in the Technical Placement division, partially offset by a decrease in the Administrative and Industrial division.

                                                 Three Months Ended
                                                 ------------------
                                       January 28, 2007        January 29, 2006
                                       ----------------        ----------------
Technical Placement                                 % of                    % of       Favorable       Favorable
Division                                             Net                     Net     (Unfavorable)   (Unfavorable)
(Dollars in Millions)                  Dollars      Sales      Dollars      Sales      $ Change        % Change
                                       -------      -----      -------      -----      --------        --------

Sales (Gross)                          $587.9                  $522.5                    $65.4            12.5%

Sales (Net)                            $312.1                  $289.3                    $22.8             7.9%

Gross Profit                            $47.9       15.4%       $43.6       15.1%         $4.3             9.8%

Overhead                                $40.6       13.1%       $38.3       13.2%        ($2.3)           (6.0%)

Operating Profit                         $7.3        2.3%        $5.3        1.8%         $2.0            37.7%

The Technical Placement division's increase in net sales in the first quarter of fiscal 2007 from the comparable quarter in fiscal 2006 was due to a $20.6 million, or 8%, sales increase in traditional alternative staffing and a $2.9 million, or 11%, increase in VMC Consulting project management and consulting sales, partially offset by a $0.7 million, or 7%, decrease in net managed service associate vendor sales. The increase in the operating profit was the result of the increases in sales and gross margin percentage, and the decrease in overhead as a percentage of net sales. The increase in gross margin percentage was due to increased markups within VMC Consulting, together with higher margin permanent placement sales. The first quarter of fiscal 2007 also included a $0.8 million gain on the settlement of a vendor dispute.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 28, 2007 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 2006--Continued

STAFFING SERVICES--Continued
-----------------

                                                 Three Months Ended
                                                 ------------------
                                       January 28, 2007        January 29, 2006
                                       ----------------        ----------------
Administrative &                                    % of                    % of       Favorable       Favorable
Industrial Division                                  Net                     Net     (Unfavorable)   (Unfavorable)
(Dollars in Millions)                  Dollars      Sales      Dollars      Sales      $ Change        % Change
                                       -------      -----      -------      -----      --------        --------

Sales (Gross)                          $161.7                  $174.2                   ($12.5)           (7.1%)

Sales (Net)                            $154.8                  $168.3                   ($13.5)           (8.0%)

Gross Profit                            $23.5       15.2%       $22.6       13.4%         $0.9             4.1%

Overhead                                $25.5       16.5%       $23.1       13.7%        ($2.4)          (10.4%)

Operating Loss                          ($2.0)      (1.3%)      ($0.5)      (0.3%)       ($1.5)         (312.2%)

The Administrative and Industrial division's decrease in gross sales in the first quarter of fiscal 2007 resulted from reduced revenue from existing accounts, partially offset by revenue from new accounts. The increased operating loss was the result of the sales decrease, the increase in overhead as a percentage of sales, partially offset by the increase in gross margin percentage. The increase in gross margin percentage was primarily due to a 1.1% percentage point reduction in workers' compensation costs as a percentage of direct labor resulting from improvements in claims experience and the regulatory environment within several states, together with higher margin permanent placement sales, increased mark-ups and decreases in payroll taxes. The increase in overhead percentage for the quarter was due to the sales decrease, without a corresponding reduction in overhead costs. The division is focused on reducing overhead costs to compensate for lower sales.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 28, 2007 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 2006--Continued

TELEPHONE DIRECTORY
-------------------

                                                 Three Months Ended
                                                 ------------------
                                       January 28, 2007        January 29, 2006
                                       ----------------        ----------------
                                                    % of                    % of       Favorable       Favorable
Telephone Directory                                  Net                     Net     (Unfavorable)   (Unfavorable)
(Dollars in Millions)                  Dollars      Sales      Dollars      Sales      $ Change        % Change
                                       -------      -----      -------      -----      --------        --------

Sales (Net)                             $17.6                   $15.8                     $1.8            11.8%

Gross Profit                             $8.0       45.5%        $7.8       49.3%         $0.2             3.3%

Overhead                                 $5.8       33.3%        $5.5       35.0%        ($0.3)           (6.6%)

Operating Profit                         $2.2       12.2%        $2.3       14.3%        ($0.1)           (4.8%)

The components of the Telephone Directory segment's sales increase for the first quarter of fiscal 2007 from the comparable quarter of fiscal 2006 were an increase of $2.9 million in the printing and telephone directory publishing operation in Uruguay, partially offset by decreases of $0.8 million in telephone production and other sales, and $0.3 million in the DataNational community telephone directory publishing sales. The sales increase in Uruguay was comprised of $1.6 million in publishing sales and $1.3 million in printing sales. The sales variances in the telephone directory publishing operations at DataNational and Uruguay were due to the timing of the delivery of their directories. The slight decrease in the segment's operating profit from the comparable fiscal quarter of 2006 was the result of the decrease in gross margin percentage, partially offset by the sales increase and the decrease in overhead as a percentage of sales. The gross margin for the Uruguayan division increased by 15% from the comparable quarter of fiscal 2006 due to the increased sales of its higher margin telephone directory books. The DataNational division's gross margin decreased by 7% in the current quarter due to the decreased distribution volume of its higher margin directory books.

Other than the DataNational division and the telephone directory publishing operation in Uruguay, which accounted for 55% of the segment's sales in the first quarter of fiscal 2007, the segment's business is obtained through submission of competitive proposals for production and other contracts. These short and long-term contracts are re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, this segment's sales and profitability are highly dependent on advertising revenue from DataNational's directories, which could be affected by general economic conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 28, 2007 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 2006--Continued

TELECOMMUNICATIONS SERVICES
---------------------------

                                                 Three Months Ended
                                                 ------------------
                                       January 28, 2007        January 29, 2006
                                       ----------------        ----------------
Telecommunications                                  % of                    % of       Favorable       Favorable
Services                                             Net                     Net     (Unfavorable)   (Unfavorable)
(Dollars in Millions)                  Dollars      Sales      Dollars      Sales      $ Change        % Change
                                       -------      -----      -------      -----      --------        --------

Sales (Net)                             $21.4                   $40.1                   ($18.7)          (46.7%)

Gross Profit                             $4.8       22.3%        $9.8       24.5%        ($5.0)          (51.4%)

Overhead                                 $5.5       25.5%        $9.0       22.5%         $3.5            39.8%

Operating Profit (Loss)                 ($0.7)      (3.2%)       $0.8        2.0%        ($1.5)         (188.2%)

The Telecommunications Services segment's sales decrease in the first quarter of fiscal 2007 from the comparable quarter of fiscal 2006 was due to decreases of $16.1 million, or 59%, in the Construction and Engineering division, and $2.6 million, or 20%, in the Network Enterprise Solutions division. The sales decrease in the Construction and Engineering division in the current quarter was largely due to the customer acceptance and revenue recognition in fiscal 2006 of a large construction job accounted for using the completed-contract method. The sales decrease in the Network Enterprise Solutions division was primarily due to reduced volumes with existing customers. The decrease in operating results was due to the decreases in sales and gross margin percentages, accompanied by an increase in overhead costs as a percentage of sales. The decrease in gross margin percentage was due to a change in the mix of jobs completed during the current and comparable quarters. The segment continues to monitor its overhead costs. In the current quarter, indirect labor and fringes decreased by 22% as compared to the comparable quarter in fiscal 2006. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the consolidation within the segment's telecommunications industry fixed-line customer base and an increasing shift by consumers to wireless communications and alternatives. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 28, 2007 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 2006--Continued

COMPUTER SYSTEMS
----------------

                                                 Three Months Ended
                                                 ------------------
                                       January 28, 2007        January 29, 2006
                                       ----------------        ----------------
                                                    % of                    % of       Favorable       Favorable
Computer Systems                                     Net                     Net     (Unfavorable)   (Unfavorable)
(Dollars in Millions)                  Dollars      Sales      Dollars      Sales      $ Change        % Change
                                       -------      -----      -------      -----      --------        --------

Sales (Net)                             $46.5                   $41.3                     $5.2            12.7%

Gross Profit                            $24.7       53.2%       $21.9       53.1%         $2.8            13.0%

Overhead                                $19.0       41.0%       $16.2       39.1%        ($2.8)          (18.0%)

Operating Profit                         $5.7       12.2%        $5.7       14.0%          -               -

The Computer Systems segment's sales increase in the first quarter of fiscal 2007 from the comparable quarter of fiscal 2006 was primarily due to increases of $4.2 million from the Varetis Solutions operation which was acquired in December 2005, $0.5 million, or 4%, in the Maintech division's IT maintenance, and $1.4 million, or 11%, from other products and services, partially offset by decreases in the segment's database access transaction fee revenue, including ASP directory assistance, of $0.9 million, or 6%. The database access transaction volume was higher in the current quarter than in the comparable quarter of fiscal 2006, but due to the mix of transaction volume, the revenue has decreased in the current quarter The increased gross profit was a result of the sales increase, and the overhead increase was due to the addition of Varetis Solutions, including the amortization of its intangible assets.

During the first quarter of fiscal 2006, Volt Delta, the principal business unit of the Computer Systems segment, purchased from Nortel Networks its 24% minority interest in Volt Delta for $62.0 million. Nortel Networks had originally purchased its 24% interest in August 2004, and under the terms of the original purchase agreement, each party had a one year option to cause Nortel Networks to sell and Volt Delta to buy the minority interest for an amount ranging from $25 million to $70 million. The Company purchased Nortel's minority interest prior to this contract provision becoming effective. During the first quarter of fiscal 2006, Volt Delta also purchased Varetis Solutions from varetis AG for $24.8 million. The acquisition provided Volt Delta with the resources to focus on the evolving global market for directory information systems and services. Varetis Solutions added technology in the area of wireless and wireline database management, directory assistance/inquiry automation, and wireless handset information delivery to Volt Delta's significant technology portfolio.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 28, 2007 COMPARED
TO THE THREE MONTHS ENDED JANUARY 29, 2006--Continued

RESULTS OF OPERATIONS--OTHER
----------------------------

                                                 Three Months Ended
                                                 ------------------
                                       January 28, 2007        January 29, 2006
                                       ----------------        ----------------
                                                    % of                    % of       Favorable       Favorable
Other                                                Net                     Net     (Unfavorable)   (Unfavorable)
(Dollars in Millions)                  Dollars      Sales      Dollars      Sales      $ Change        % Change
                                       -------      -----      -------      -----      --------        --------

Selling & Administrative                $23.9        4.4%       $24.5        4.5%         $0.6             2.4%

Depreciation & Amortization              $9.6        1.7%        $7.9        1.4%        ($1.7)          (22.1%)

Interest Income                          $1.2        0.2%        $1.0        0.1%         $0.2            16.9%

Other Expense                           ($1.5)      (0.3%)      ($1.6)      (0.2%)        $0.1             4.9%

Foreign Exchange Loss                   ($0.1)       -          ($0.3)       -            $0.2            65.6%

Interest Expense                        ($0.6)      (0.1%)      ($0.5)      (0.1%)       ($0.1)          (37.7%)

Other items, discussed on a consolidated basis, affecting the results of operations for the fiscal periods were:

The decrease in selling and administrative expenses in the current quarter from the comparable 2006 fiscal quarter was primarily the result of reductions in costs related to compliance with the Sarbanes-Oxley Act partially offset by an increase in salaries and other expenses.

The increase in depreciation and amortization in the current quarter from the comparable 2006 fiscal quarter was attributable to increases in fixed assets, primarily in the Computer Systems and Staffing Services segments, as well as increased amortization of intangibles in the Computer Systems segment due to fiscal 2006 acquisitions.

Interest income increased due to higher interest rates together with additional funds available for investment.

The Company's effective tax provision rate on its financial reporting pre-tax income was 39.4% in the first quarter of fiscal 2007 compared to an effective tax benefit rate of 35.4% on its financial reporting pre-tax loss in the comparable quarter in fiscal 2006. The effective rate was lower in fiscal 2006 due to certain foreign losses in fiscal 2006 for which no tax benefit was provided.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents, increased by $33.3 million to $71.8 million in the three months ended January 28, 2007.

Operating activities provided $9.2 million of cash in the first three months of fiscal 2007. In the comparable fiscal 2006 period, operating activities provided $36.8 million in cash.

Operating activities in the first three months of fiscal 2007, exclusive of changes in operating assets and liabilities, produced $10.6 million of cash, as the Company's net income of $0.7 million included non-cash charges primarily for depreciation and amortization of $9.6 million, accounts receivable provisions of $1.1 million and a deferred tax benefit of $0.6 million. Operating activities in the first three months of fiscal 2006, exclusive of changes in operating assets and liabilities, produced $9.3 million of cash, as the Company's net loss of $0.4 million included non-cash charges primarily for depreciation and amortization of $7.9 million, accounts receivable provisions of $1.1 million, minority interest of $1.0 million and a deferred tax benefit of $0.5 million.

Changes in operating assets and liabilities used $1.4 million of cash, net, in the first three months of fiscal 2007 principally due to a reduction in securitization of receivables of $50.0 million substantially offset by a decrease in the level of accounts receivable of $31.0 million and an increase in deferred income and other liabilities of $17.0 million. Changes in operating assets and liabilities produced $27.5 million of cash net, in the first three months of fiscal 2006 principally due to a decrease in the level of accounts receivable of $41.7 million and an increase in deferred income and other liabilities of $8.3 million, partially offset by a decrease in accounts payable of $13.4 million and income taxes payable of $4.2 million, and increases in prepaid expenses and other current assets of $4.2 million and inventories of $1.1 million.

The $7.0 million of cash applied to investing activities for the first three months of fiscal 2007 resulted from the expenditures of $6.8 million for net additions to property, plant and equipment and $0.2 million for acquisitions. The $52.8 million of cash applied to investing activities for the first three months of fiscal 2006 resulted from $46.8 million for acquisitions and net additions of $6.1 million for property, plant and equipment.

The principal factors in the $31.2 million of cash provided by financing activities in the first three months of fiscal 2007 were an increase in notes payable of $38.8 million and cash provided from exercises of stock options totaling $0.3 million partially offset by a payment of $8.0 million for the purchase of treasury shares. The principal factor in the $0.6 million of cash provided by financing activities in the first three months of fiscal 2006 was cash provided from exercises of stock options totaling $0.8 million.

Commitments
-----------

There has been no material change through January 28, 2007 in the Company's contractual cash obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Off-Balance Sheet Financing
---------------------------

The Company has no off-balance sheet financing arrangements, as that term has meaning in Item 303(a) (4) of Regulation S-K.

Securitization Program
----------------------

The Company has a $200.0 million accounts receivable securitization program ("Securitization Program"), which expires in April 2009. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At January 28, 2007, TRFCO had purchased from Volt Funding a participation interest of $60.0 million out of a pool of approximately $230.5 million of receivables.

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

The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 156, "Accounting for Transfers and Servicing of Financial Assets an amendment of SFAS No. 140." At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the consolidated balance sheet (no debt is recorded) and the proceeds from the sale are reflected as cash provided by operating activities. Losses and expenses associated with the transactions, primarily related to discounts incurred by TRFCO on the issuance of its commercial paper, are charged to the consolidated statement of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Securitization Program--Continued
----------------------

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization or a default occurring and continuing on indebtedness for borrowed money of at least $5.0 million. At January 28, 2007, the Company was in compliance with all requirements of its Securitization Program.

Credit Lines
------------

At January 28, 2007, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit of up to an aggregate of $118.9 million, including the Company's $40.0 million secured, syndicated revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $70.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility") The Company had total outstanding bank borrowings of $43.6 million. Included in these borrowings were $8.6 million of foreign currency borrowings which provide a hedge against devaluation in foreign denominated assets.

Credit Agreement
----------------

The Credit Agreement, which expires in April 2008, established a secured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. At January 28, 2007, there were no borrowings against this facility. The administrative agent for the Credit Facility is JPMorgan Chase Bank, N.A. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo Bank, N.A., Lloyds TSB Bank PLC and Bank of America, N.A.

Borrowings under the Credit Agreement are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the rating of the facility as provided by a nationally recognized rating agency. The Credit Agreement requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at January 28, 2007, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.2% per annum, excluding a fee of 0.3% per annum paid on the entire facility.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At January 28, 2007, the Company was in compliance with all covenants in the Credit Agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At January 28, 2007, four of those guarantors have pledged approximately $48.3 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

Delta Credit Facility
---------------------

In December 2006, Volt Delta entered into the Delta Credit Facility, which expires in December 2009, with Wells Fargo, N.A. as the administrative agent and arranger, and as a lender thereunder. Wells Fargo and the other three lenders under the Delta Credit Facility, Lloyds TSB Bank Plc., Bank of America, N.A. and JPMorgan Chase also participate in the Company's $40.0 million revolving Credit Facility. Neither the Company nor Volt Delta guarantees each other's facility but certain subsidiaries of each are guarantors of their respective parent company's facility.

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $70.0 million with a sublimit of $10.0 million on the issuance of letters of credit. At January 28, 2007, $38.9 million was drawn on this facility. Certain rate options, as well as the commitment fee, are based on a leverage ratio, as defined. Based upon Volt Delta's leverage ratio at January 28, 2007, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.5% per annum. Volt Delta also pays a commitment fee of 0.2% on the unused portion of the Delta Credit Facility

The Delta Credit Facility provides for the maintenance of various financial ratios and covenants, including, among other things, a total debt to EBITDA ratio, as defined, which cannot exceed 2.0 to 1.0 on the last day of any fiscal quarter, a fixed charge coverage ratio, as defined, which cannot be less than
2.0 to 1.0 and the maintenance of a consolidated net worth, as defined. The Delta Credit Facility also imposes limitations on, among other things, incurrence of additional indebtedness or liens, the amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures. At January 28, 2007, Volt Delta was in compliance with all covenants outlined in the Delta Credit Facility.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

New Accounting Pronouncements to be Effective in Fiscal 2007
------------------------------------------------------------

In July 2006, the FASB issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax position for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for the Company on October 29, 2007 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting the provisions of FIN 48 in fiscal 2008.

Related Party Transactions
--------------------------

During the first three months of fiscal 2007, the Company paid or accrued $0.2 million to the law firm of which Lloyd Frank, a director, is of counsel, for services rendered to the Company and expenses reimbursed.

In October 2006, the Company purchased 300,000 shares of common stock from the Estate of William Shaw at a price of $26.50 per share, for a total of $7,950,000. The Company intends to use these shares to fund awards under the Volt Information Sciences, Inc. 2006 Incentive Stock Plan. The shares were purchased at a price below the price at which the Company's common stock was then being traded on the New York Stock Exchange. The decision to make the purchase was made by the Board of Directors which delegated negotiation of the price to senior management of the Company. The funds were transferred in November 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

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

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would increase or decrease the Company's annual net interest expense and securitization costs by $28,000, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $13.5 million at January 28, 2007. This fair value was calculated by applying the appropriate fiscal year-end interest rate supplied by the lender to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At January 28, 2007, the total market value of these investments was $4.7 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuates against the dollar, which may impact reported earnings. As of January 28, 2007, the total of the Company's net investment in foreign operations was $10.3 million which was reduced to $6.4 million on February 5, 2007 when Volt Delta increased its Euro and British Pounds Sterling borrowings under the Delta Credit Facility. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of January 28, 2007, the Company had no outstanding exchange contracts. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at January 28, 2007 by 10% would result in a pretax gain of $1.0 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at January 28, 2007 by 10% would result in a pretax loss of $1.0 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at January 28, 2007. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign exchange agreements, the table presents the currencies, notional amounts and weighted average exchange rates by contractual maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

Interest Rate Market Risk                         Payments Due By Period as of January 28, 2007
-------------------------                         ---------------------------------------------
                                                         Less than     1-3        3-5      After 5
                                               Total      1 Year      Years      Years      Years
                                               -----      ------      -----      -----      -----
                                                          (Dollars in thousands of US$)
Cash and Cash Equivalents and
-----------------------------
   Restricted Cash
   ---------------
Money Market and Cash Accounts              $100,772    $100,772
Weighted Average Interest Rate                 5.08%       5.08%
                                            --------    --------
Total Cash, Cash  Equivalents
  and Restricted Cash                       $100,772    $100,772
                                            ========    ========


Securitization Program
----------------------
Accounts Receivable Securitization           $60,000     $60,000
Finance Rate                                   5.31%       5.31%
                                             -------     -------
Securitization Program                       $60,000     $60,000
                                             =======     =======


Debt
----
Term Loan                                    $13,183        $480     $1,086     $1,279    $10,338
Interest Rate                                   8.2%        8.2%       8.2%       8.2%       8.2%


Notes Payable to Banks                       $43,572     $43,572
Weighted Average Interest Rate                 6.27%       6.27%       -          -          -
                                             -------     -------     ------     ------    -------

Total Debt                                   $56,755     $44,052     $1,086     $1,279    $10,338
                                             =======     =======     ======     ======    =======

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company's management is responsible for maintaining adequate internal controls over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting.

The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of January 28, 2007 under the supervision and with the participation of the Company's management, including the Company's President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation, management concluded that, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company and its subsidiaries is made known to them on a timely basis.

Changes in Internal Control over Financial Reporting

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


                                       VOLT INFORMATION SCIENCES, INC.
                                                (Registrant)

Date: March 9, 2007
                                                 By: /s/ Jack Egan
                                                     --------------------------
                                                     Jack Egan
                                                     Senior Vice President and
                                                     Principal Financial Officer

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