Form 10-Q
period 2007-04-29
VOLT INFORMATION SCIENCES, INC.
filed 2007-06-08
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
 ---
/X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

For The Six Months Ended April 29, 2007.

       Or
 ---
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from                        to
                               ---------------------      ----------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large Accelerated Filer |_|  Accelerated Filer |X|  Non-Accelerated Filer |_|

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares of the registrant's common stock, $.10 par value, outstanding as of June 1, 2007 was 23,480,103.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


     PART I - FINANCIAL INFORMATION

     Item 1.           Financial Statements

                       Condensed Consolidated Statements of Operations (Unaudited) -
                       Six and Three Months Ended April 29, 2007 and April 30, 2006               3

                       Condensed Consolidated Balance Sheets -
                       April 29, 2007 (Unaudited) and October 29, 2006                            4

                       Condensed Consolidated Statements of Cash Flows (Unaudited) -
                       Six Months Ended April 29, 2007 and April 30, 2006                         5

                       Notes to Condensed Consolidated Financial Statements                       7

     Item 2.           Management's Discussion and Analysis of Financial Condition

                       and Results of Operations                                                 18

     Item 3.           Quantitative and Qualitative Disclosures About Market Risk                46

     Item 4.           Controls and Procedures                                                   48


     PART II - OTHER INFORMATION

     Item 1A           Risk Factors                                                              48

     Item 4.           Submission of Matters to a Vote of Security Holders                       49

     Item 6.           Exhibits                                                                  50

     SIGNATURE                                                                                   50


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                      Six Months Ended             Three Months Ended
                                                                 --------------------------    --------------------------
                                                                  April 29,      April 30,      April 29,     April 30,
                                                                    2007           2006           2007           2006
                                                                 -----------    -----------    -----------    -----------
                                                                          (In thousands, except per share amounts)

  NET SALES                                                      $ 1,117,001    $ 1,143,319    $   568,202    $   593,811

  COST AND EXPENSES:
  Cost of sales                                                    1,034,583      1,059,840        521,501        544,373
  Selling and administrative                                          48,934         47,172         25,052         22,712
  Depreciation and amortization                                       19,111         16,947          9,510          9,085
                                                                 -----------    -----------    -----------    -----------
                                                                   1,102,628      1,123,959        556,063        576,170
                                                                 -----------    -----------    -----------    -----------

OPERATING  PROFIT                                                     14,373         19,360         12,139         17,641

OTHER INCOME (EXPENSE):
  Interest income                                                      2,588          1,659          1,375            621
  Other expense, net                                                  (3,167)        (3,903)        (1,635)        (2,292)
  Foreign exchange loss, net                                            (453)          (356)          (366)          (103)
  Interest expense                                                    (1,489)          (903)          (861)          (447)
                                                                 -----------    -----------    -----------    -----------
  Income before minority interest and income taxes                    11,852         15,857         10,652         15,420

Minority interest                                                         --         (1,021)            --             --
                                                                 -----------    -----------    -----------    -----------

Income before income taxes                                            11,852         14,836         10,652         15,420
Income tax provision                                                  (4,732)        (6,103)        (4,259)        (6,310)
                                                                 -----------    -----------    -----------    -----------

NET INCOME                                                       $     7,120    $     8,733    $     6,393    $     9,110
                                                                 ===========    ===========    ===========    ===========


                                                                                         Per Share Data
                                                                                         --------------

Net income per share - basic and diluted                         $      0.31    $      0.38    $      0.28    $      0.39
                                                                 ===========    ===========    ===========    ===========

Weighted average number of shares - basic                             23,171         23,080         23,181         23,146
                                                                 ===========    ===========    ===========    ===========

Weighted average number of shares - diluted                           23,221         23,214         23,232         23,274
                                                                 ===========    ===========    ===========    ===========


                   See accompanying notes to condensed consolidated financial statements (unaudited).


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    April 29,    October 29,
                                                                                         2007          2006
                                                                                  (Unaudited)     (Audited)
                                                                                  -----------    -----------
ASSETS                                                                       (In thousands, except share amounts)
CURRENT ASSETS
  Cash and cash equivalents                                                       $    45,958    $    38,481
  Restricted cash                                                                      32,307         30,713
  Short-term investments                                                                4,967          4,709
  Trade accounts receivable less allowances of $6,398 (2007) and $7,491 (2006)        438,077        390,799
  Inventories                                                                          34,766         28,735
  Recoverable income taxes                                                              4,463             --
  Deferred income taxes                                                                 7,566          9,167
  Prepaid expenses and other assets                                                    38,043         37,280
                                                                                  -----------    -----------
TOTAL CURRENT ASSETS                                                                  606,147        539,884

Property, plant and equipment-net                                                      69,894         74,135
Deposits and other assets                                                               1,742          2,247
Goodwill                                                                               50,354         50,896
Other intangible assets-net                                                            30,154         31,959
                                                                                  -----------    -----------
TOTAL ASSETS                                                                      $   758,291    $   699,121
                                                                                  ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks                                                          $    32,933    $     4,639
  Current portion of long-term debt                                                       490            470
  Accounts payable                                                                    209,000        190,431
  Accrued wages and commissions                                                        58,033         59,387
  Accrued taxes other than income taxes                                                25,342         20,186
  Accrued insurance and other accruals                                                 31,240         29,241
  Deferred income and other liabilities                                                46,310         37,519
  Income tax payable                                                                       --          3,626
                                                                                  -----------    -----------
TOTAL CURRENT LIABILITIES                                                             403,348        345,499

Accrued insurance                                                                       1,408          4,760
Long-term debt                                                                         12,576         12,827
Deferred income taxes                                                                   7,371         10,787


STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none                 --             --
  Common stock, par value $.10; Authorized 120,000,000 shares (2007) and
    30,000,000 shares (2006); issued --23,480,103 shares
    (2007) and 23,456,974 shares (2006)                                                 2,348          2,346
  Paid-in capital                                                                      50,710         50,203
  Retained earnings                                                                   287,524        280,404
  Accumulated other comprehensive income                                                  877            245
                                                                                  -----------    -----------
                                                                                      341,459        333,198
  Less treasury stock -297,000 shares (2007) and 300,000 shares (2006), at cost        (7,871)        (7,950)
                                                                                  -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                                            333,588        325,248
                                                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   758,291    $   699,121
                                                                                  ===========    ===========


            See accompanying notes to condensed consolidated financial statements (unaudited).


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                   Six Months Ended
                                                                                ----------------------
                                                                                April 29,    April 30,
                                                                                     2007         2006
                                                                                ---------    ---------
                                                                                    (In thousands)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                                                      $   7,120    $   8,733
Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization                                                  19,111       16,947
    Accounts receivable provisions                                                  1,343        2,061
    Minority interest                                                                  --        1,021
    Loss (gain) on disposition of fixed assets                                         27           (2)
    Loss (gain) on foreign currency translation                                        23           (9)
    Deferred income tax (benefit) provision                                        (2,090)       1,484
    Share-based compensation expense related to employee stock options                 31           36
    Excess tax (benefit) provision from share-based compensation                     (110)         232
Changes in operating assets and liabilities, net of assets acquired:
    Trade accounts receivable                                                       3,449       11,180
    (Reduction in) increase in securitization of accounts receivable              (50,000)      40,000
    Inventories                                                                    (6,031)      (3,632)
    Prepaid insurance and other assets                                               (518)      (4,109)
    Deposits and other assets                                                         516          331
    Accounts payable                                                               15,838       (1,250)
    Accrued expenses                                                                3,342       (1,128)
    Deferred income and other liabilities                                          16,434        4,963
    Income taxes                                                                   (7,489)      (4,152)
                                                                                ---------    ---------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           996       72,706
                                                                                ---------    ---------


VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                   Six Months Ended
                                                                ---------    ---------
                                                                April 29,    April 30,
                                                                     2007         2006
                                                                ---------    ---------
                                                                    (In thousands)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Sales of investments                                            $     697    $     690
Purchases of investments                                             (812)        (578)
(Increase) decrease in restricted cash                             (1,594)       5,653
Increase (decrease) in payables related to restricted cash          1,594       (5,653)
Acquisitions                                                         (225)     (83,503)
Proceeds from disposals of property, plant and equipment, net         206          908
Purchases of property, plant and equipment                        (12,682)     (13,629)
                                                                ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                             (12,816)     (96,112)
                                                                ---------    ---------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                            (230)      (2,212)
Cash paid in lieu of fractional shares                                (18)          --
Exercises of stock options                                            345        3,948
Excess tax benefit (provision) from share-based compensation          110         (232)
Purchase of treasury shares                                        (7,950)          --
Increase in notes payable to bank                                  28,137        4,896
                                                                ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          20,394        6,400
                                                                ---------    ---------

Effect of exchange rate changes on cash                            (1,097)        (197)
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                7,477      (17,203)

Cash and cash equivalents, beginning of period                     38,481       61,988
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  45,958    $  44,785
                                                                =========    =========



SUPPLEMENTAL INFORMATION
 Cash paid during the period:
     Interest expense                                           $   1,305    $     866
     Income taxes                                               $  14,978    $   8,238

  See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at April 29, 2007 and consolidated results of operations for the six and three months ended April 29, 2007 and April 30, 2006 and consolidated cash flows for the six months ended April 29, 2007 and April 30, 2006.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 29, 2006. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

Certain amounts in the second quarter of fiscal 2006 have been reclassified to conform to the fiscal 2007 presentation.

NOTE B--Securitization Program

The Company has a $200.0 million accounts receivable securitization program ("Securitization Program"), which expires in April 2009. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At April 29, 2007, TRFCO had purchased from Volt Funding a participation interest of $60.0 million out of a pool of approximately $265.0 million of receivables.

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

The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 156, "Accounting for Transfers and Servicing of Financial Assets, an amendment of SFAS No. 140." At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the condensed consolidated balance sheet (no debt is recorded) and the proceeds from the sale are reflected as cash provided by operating activities. Losses and expenses associated with the transactions, primarily related to discounts incurred by TRFCO on the issuance of its commercial paper, are charged to the consolidated statement of operations.

The Company incurred charges in connection with the sale of receivables under the Securitization Program of $2.2 million and $0.9 million in the six and three months ended April 29, 2007, respectively, compared to $3.4 million and $2.1 million in the six and three months ended April 30, 2006, respectively, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 6.0% per annum and 5.5% per annum in the six-month 2007 and 2006 fiscal periods, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated that the retained interest in receivables approximated fair values.

At April 29, 2007 and October 29, 2006, the Company's carrying retained interest in a revolving pool of receivables was approximately $204.4 million and $164.2 million, respectively, net of a service fee liability, out of a total pool of approximately $265.0 million and $275.2 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $60.0 million and $110.0 million at April 29, 2007 and October 29, 2006, respectively. Accordingly, the trade accounts receivable included on the April 29, 2007 and October 29, 2006 balance sheets have been reduced to reflect the participation interest sold of $60.0 million and $110.0 million, respectively.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof, from a nationally recognized rating organization. At April 29, 2007, the Company was in compliance with all requirements of the Securitization Program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE C--Inventories

Inventories of accumulated unbilled costs, principally work in process, and materials, net of related reserves by segment are as follows:
                                                       April 29,     October 29,
                                                            2007            2006
                                                      -----------    -----------
                                                            (In thousands)

Telephone Directory                                   $     9,897    $    11,527
Telecommunications Services                                19,526         12,606
Computer Systems                                            5,343          4,602
                                                      -----------    -----------
Total                                                 $    34,766    $    28,735
                                                      ===========    ===========

The cumulative amounts billed under service contracts at April 29, 2007 and October 29, 2006 of $15.5 million and $10.9 million, respectively, are credited against the related costs in inventory. In addition, reserves at April 29, 2007 and October 29, 2006 of $2.9 million and $4.5 million, respectively, are credited against the related costs in inventory.


NOTE D--Short-Term Borrowings

At April 29, 2007, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit of up to an aggregate of $119.0 million, including the Company's $40.0 million secured, syndicated revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $70.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility"). The Company had total outstanding bank borrowings of $32.9 million. Included in these borrowings were $11.4 million of foreign currency borrowings which provide a hedge against foreign denominated net assets.

Credit Agreement
----------------
The Credit Agreement, which expires in April 2008, established a secured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. At
April 29, 2007, the Company borrowed $2.0 million against this facility. The administrative agent for the Credit Facility is JPMorgan Chase Bank, N.A. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo Bank, N.A., Lloyds TSB Bank PLC and Bank of America, N.A.

Borrowings under the Credit Agreement are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the rating of the facility as provided by a nationally recognized rating agency. The Credit Agreement requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at April 29, 2007, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.2% per annum, excluding a fee of 0.3% per annum paid on the entire facility.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE D--Short-Term Borrowings--Continued

50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At April 29, 2007, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At April 29, 2007, four of those guarantors have pledged approximately $41.5 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

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

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $70.0 million with a sublimit of $10.0 million on the issuance of letters of credit. At April 29, 2007, $27.1 million was drawn on this facility. Certain rate options, as well as the commitment fee, are based on a leverage ratio, as defined. Based upon Volt Delta's leverage ratio at April 29, 2007, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.2% per annum. Volt Delta also pays a commitment fee of 0.2% on the unused portion of the Delta Credit Facility.

The Delta Credit Facility provides for the maintenance of various financial ratios and covenants, including, among other things, a total debt to EBITDA ratio, as defined, which cannot exceed 2.0 to 1.0 on the last day of any fiscal quarter, a fixed charge coverage ratio, as defined, which cannot be less than
2.0 to 1.0 and the maintenance of a consolidated net worth, as defined. The Delta Credit Facility also imposes limitations on, among other things, incurrence of additional indebtedness or liens, the amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures. At April 29, 2007, Volt Delta was in compliance with all covenants in the Delta Credit Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE E--Long-Term Debt and Financing Arrangements

In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $13.1 million, of which $0.5 million is current, at April 29, 2007. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at April 29, 2007 of $9.6 million. The obligation is guaranteed by the Company.


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

Changes in the major components of stockholders' equity for the six months ended April 29, 2007 are as follows:


                                          Common    Paid-In     Treasury    Retained
                                          Stock     Capital      Stock      Earnings
                                         --------   --------    --------    --------
Balance at October 29, 2006              $  1,564   $ 50,985    ($ 7,950)   $280,404
Stock options exercised--23,625 shares          2        602                      --
Three-for-two stock split                     782       (800)
Issuance of restricted stock                             (79)         79
Amortization of restricted stock                           2
Net income for the six months                  --         --          --       7,120
                                         --------   --------    --------    --------
Balance at April 29, 2007                $  2,348   $ 50,710    ($ 7,871)   $287,524
                                         ========   ========    ========    ========


Another component of stockholders' equity, the accumulated other comprehensive income, consists of cumulative unrealized foreign currency translation adjustments, net of taxes, a gain of $0.8 million and a gain of $192,000 at April 29, 2007 and October 29, 2006, respectively, and an unrealized gain, net of taxes, of $59,000 and $53,000 in marketable securities at April 29, 2007 and October 29, 2006, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive income as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE F--Stockholders' Equity--Continued


                                                         Six Months Ended        Three Months Ended
                                                       ---------------------   ----------------------
                                                       April 29,   April 30,   April 29,    April 30,
                                                            2007        2006        2007         2006
                                                       ---------   ---------   ---------    ---------
                                                                      (In thousands)

Net income                                             $   7,120   $   8,733   $   6,393    $   9,110
Foreign currency translation adjustments, net                626         684         860          297
Unrealized gain (loss) on marketable securities, net           6          21         (17)           7
                                                       ---------   ---------   ---------    ---------

Comprehensive income                                   $   7,752   $   9,438   $   7,236    $   9,414
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


                                                    Six Months Ended          Three Months Ended
                                                 -----------------------   -----------------------
                                                  April 29,    April 30,    April 29,    April 30,
                                                       2007         2006         2007         2006
                                                 ----------   ----------   ----------   ----------
Denominator for basic earnings per share:
    Weighted average number of shares            23,170,959   23,080,393   23,180,894   23,146,228

Effect of dilutive securities:
    Employee stock options                           50,422      133,135       50,921      128,086
                                                 ----------   ----------   ----------   ----------

Denominator for diluted earnings per share:
    Adjusted weighted average number of shares   23,221,381   23,213,528   23,231,815   23,274,314
                                                 ==========   ==========   ==========   ==========


Options to purchase 3,000 and 66,300 shares of the Company's common stock were outstanding at April 29, 2007 and April 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE H--Segment Disclosures

Financial  data  concerning  the Company's  sales and segment  operating  profit
(loss) by reportable operating segment for the six and three months ended April 29, 2007 and April 30, 2006:


                                                         Six Months Ended            Three Months Ended
                                                   --------------------------    --------------------------
                                                     April 29,      April 30,      April 29,      April 30,
                                                          2007           2006           2007           2006
                                                   -----------    -----------    -----------    -----------
                                                                        (In thousands)
Net Sales:
----------
Staffing Services
   Staffing                                        $   924,005    $   930,184    $   468,910    $   484,557
   Managed Services                                    628,825        524,867        334,326        273,791
                                                   -----------    -----------    -----------    -----------
   Total Gross Sales                                 1,552,830      1,455,051        803,236        758,348
   Less: Non-Recourse Managed Services                (602,532)      (495,103)      (319,887)      (256,042)
                                                   -----------    -----------    -----------    -----------
   Net Staffing Services                               950,298        959,948        483,349        502,306
Telephone Directory                                     34,725         33,011         17,082         17,226
Telecommunications Services                             48,550         67,409         27,169         27,295
Computer Systems                                        91,718         93,411         45,186         52,137
Elimination of intersegment sales                       (8,290)       (10,460)        (4,584)        (5,153)
                                                   -----------    -----------    -----------    -----------

Total Net Sales                                    $ 1,117,001    $ 1,143,319    $   568,202    $   593,811
                                                   ===========    ===========    ===========    ===========

Segment Operating Profit (Loss):
--------------------------------
Staffing Services                                  $    19,215    $    19,325    $    13,867    $    14,496
Telephone Directory                                      4,919          6,278          2,767          4,017
Telecommunications Services                               (294)           728            383            (40)
Computer Systems                                        10,707         15,586          5,013          9,837
                                                   -----------    -----------    -----------    -----------
Total Segment Operating Profit                          34,547         41,917         22,030         28,310

General corporate expenses                             (20,174)       (22,557)        (9,891)       (10,669)
                                                   -----------    -----------    -----------    -----------
Total Operating Profit                                  14,373         19,360         12,139         17,641

Interest income and other (expense), net                  (579)        (2,244)          (260)        (1,671)
Foreign exchange loss, net                                (453)          (356)          (366)          (103)
Interest expense                                        (1,489)          (903)          (861)          (447)
                                                   -----------    -----------    -----------    -----------

Income Before Minority Interest and Income Taxes   $    11,852    $    15,857    $    10,652    $    15,420
                                                   ===========    ===========    ===========    ===========


During the six months ended April 29, 2007, consolidated assets increased by $59.2 million primarily due to a $50.0 million decrease in the use of the Company's Securitization Program and an increase in cash, cash equivalents and restricted cash of $9.1 million.

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

Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At April 29, 2007, the Company had no outstanding foreign currency option contracts.

Restricted cash at April 29, 2007 and October 29, 2006 was approximately $32.3 million and $30.7 million, respectively, restricted to cover obligations that were reflected in accounts payable at such dates. These amounts primarily relate to contracts with customers in which the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.

NOTE J--Acquisition of Businesses

On December 29, 2005, Volt Delta purchased from Nortel Networks its 24% minority interest in Volt Delta. Under the terms of the agreement, Volt Delta was required to pay Nortel Networks approximately $56.4 million for its minority interest in Volt Delta, and an excess cash distribution of approximately $5.4 million. Under the terms of the agreement, Volt Delta paid $25.0 million on December 29, 2005 and paid the remaining $36.8 million on February 15, 2006. The transaction resulted in an increase in goodwill and intangible assets of approximately $6.8 million and $5.7 million, respectively.

On December 30, 2005, Volt Delta acquired varetis AG's Varetis Solutions subsidiary for $24.8 million. The acquisition of Varetis Solutions provided Volt Delta with the resources to focus on the evolving global market for directory information systems and services. Varetis Solutions added technology in the area of wireless and wireline database management, directory assistance/enquiry automation, and wireless handset information delivery to Volt Delta's significant technology portfolio.

The Company has valued both transactions to determine the final allocation of the purchase price to various types of potential intangible assets. The types of intangible assets which exist as of consummation of the transactions are: the existing technology of the businesses, the value of their customer relationships, the value of trade names, the value of contract backlogs, the value of non-compete agreements and the value of their reseller network. The value of each of the intangible assets identified was determined with the use of a discounted cash flow methodology. This methodology involved discounting forecasted revenues and earnings attributable to each of the intangible assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE J--Acquisition of Businesses--Continued

The assets and liabilities of Varetis Solutions were accounted for using the purchase method of accounting at the date of acquisition at their fair values. The results of operations of Varetis Solutions have been included in the condensed consolidated statements of operations since the acquisition date.

The purchase price allocation of the fair value of assets acquired and liabilities assumed of Varetis Solutions is as follows:

                                                 (In thousands)

         Cash                                            $3,310
         Accounts receivable                              8,878
         Inventories                                          7
         Prepaid expenses and other assets                  324
         Property, plant and equipment                    1,318
         Goodwill                                        10,896
         Intangible assets                               15,300
                                                         ------
                Total Assets                             40,033
                                                         ------

         Accrued wages and commissions                   (1,012)
         Other accrued expenses                          (3,325)
         Other liabilities                               (1,741)
         Income taxes payable                            (1,266)
         Deferred income tax                             (7,876)
                                                        --------
                Total Liabilities                       (15,220)
                                                        --------

         Purchase price                                  $24,813
                                                        ========



The following unaudited pro forma information reflects the purchase from Nortel Networks of its 24% minority interest in Volt Delta and combines the consolidated results of operations of the Company with those of the Varetis Solutions business as if the transactions had occurred in November 2005. This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the acquisitions been consummated at the beginning of fiscal 2006. In addition, these results are not intended to be a projection of future results.

                                                       Pro Forma Results
                                                       -----------------
                                                       Six Months Ended
                                                       ----------------

                                                          April 30,
                                                               2006
                                                          ---------
                                        (In thousands, except per share amounts)

         Net sales                                       $1,147,257
                                                         ==========
         Operating profit                                   $19,870
                                                            =======
         Net income                                          $9,632
                                                             ======

         Earnings per share
         Basic                                                $0.63
                                                              =====
         Diluted                                              $0.62
                                                              =====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE K--Goodwill and Intangibles

Goodwill and intangibles with indefinite lives are subject to annual impairment testing using fair value methodology. An impairment charge is recognized for the amount, if any, by which the carrying value of an indefinite-life intangible asset exceeds its fair value. The test for goodwill, which is performed in the Company's second fiscal quarter each year, primarily uses comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the goodwill and the reporting units measured. The fiscal 2007 second quarter testing did not result in any impairment.


The following table represents the balance of intangible assets:


                                                    April 29, 2007                  October 29, 2006
                                           -------------------------------   -------------------------------
                                           Gross Carrying    Accumulated     Gross Carrying     Accumulated
                                              Amount         Amortization        Amount        Amortization
                                           --------------   --------------   --------------   --------------
                                                                   (In thousands)
Customer relationships                     $       18,038   $        3,771   $       17,645   $        2,890
Existing technology                                13,164            2,278           13,164            1,466
Contract backlog                                    3,200            1,067            3,200              667
Trade name (a)                                      2,016               --            2,016               --
Reseller network                                      816              136              816               85
Non-compete agreements and trademarks                 325              153              325               99
                                           --------------   --------------   --------------   --------------
Total                                      $       37,559   $        7,405   $       37,166   $        5,207
                                           ==============   ==============   ==============   ==============

   (a) Trade names have an indefinite life and are not amortized.


In fiscal 2007, the total intangible assets acquired were $0.2 million for acquisition of two directories by the Telephone Directory Segment.


NOTE L--Primary Insurance Casualty Program

The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premium are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. At April 29, 2007, the Company's net prepaid for the outstanding plan years was $19.2 million compared to $18.9 million at October 29, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE M--Incentive Stock Plans

The Non-Qualified Option Plan ("1995 Plan") adopted by the Company in fiscal 1995 terminated on May 16, 2005 except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at April 29, 2007 were granted at 100% of the market price on the date of grant and become fully vested within one to five years after the grant date.

Under the 1995 Plan, compensation expense of $29,000 and $36,000 for the six months ended April 29, 2007 and April 30, 2006, respectively, is recognized in the selling and administrative expenses in the Company's condensed consolidated statement of operations on a straight-line basis over the vesting periods. As of April 29, 2007, there was $54,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted average period of 0.9 years.

The intrinsic values of options exercised during the periods ended April 29, 2007 and April 30, 2006 were $0.6 million and $1.7 million, respectively. The total cash received from the exercise of stock options was $0.3 million and $3.3 million in the six month periods ended April 29, 2007 and April 30, 2006, respectively, and is classified as financing cash flows in the condensed consolidated statement of cash flows. The actual tax benefit realized on the exercise of options was $0.2 million and $0.7 million for the six-month period ended April 29, 2007 and April 30, 2006, respectively.

There were no options granted under the 1995 Plan during the six months ended April 29, 2007 or April 30, 2006.

In April 2007, the shareholders of the Company approved the Volt Information Sciences, Inc. 2006 Incentive Stock Plan ("2006 Plan"). The 2006 Plan permits the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock and Restricted Stock Units to employees and non-employee directors of the Company through September 6, 2016. The maximum aggregate number of shares that may be issued pursuant to awards made under the 2006 Plan shall not exceed one million five hundred thousand (1,500,000) shares.

There were 3,000 shares of restricted stock granted under the 2006 Plan (500 shares of restricted stock to each non-employee member of the Board of Directors) on April 5, 2007. Compensation expense of $2,000 is recognized in the selling and administrative expenses in the Company's condensed consolidated statement of operations for the six month period ended April 29, 2007 on a straight-line basis over the vesting period. As of April 29, 2007, there was $79,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted average period of three years.

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

Revenue Recognition - The Company derives its revenues from several sources. The revenue recognition methods, which are consistent with those prescribed in Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition in Financial Statements," are described below in more detail for the significant types of revenue within each of its segments. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed and determinable and collectibility is probable. The determination of whether and when some of the criteria below have been satisfied sometimes involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

Staffing Services:
    Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In the first six months of fiscal 2007, this revenue comprised approximately 77% of net consolidated sales.

    Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, for which the Company receives an administrative fee for arranging for, billing for and collecting the billings related to staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In addition, sales for certain contracts generated by the Company's Staffing Solutions Group's managed services operations have similar attributes. In the first six months of fiscal 2007, this revenue comprised approximately 2% of the Company's net sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

    Outsourced  Projects:  Sales  are  derived  from the  Company's  Information
    Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables, in accordance with the AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts" The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis; and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In the first six months of fiscal 2007, this revenue comprised approximately 6% of the Company's net sales.

Telephone Directory:
    Directory Publishing: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in the United States and Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered. In the first six months of fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

    Ad Production and Other: Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance. In the first six months of fiscal 2007, this revenue comprised approximately 1% of net consolidated sales.

Telecommunications Services:
    Construction: Sales are derived from the Company supplying aerial and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in SOP No. 81-1, using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project. In the first six months of fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

    Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and, if applicable, any completed units are delivered and accepted by the customer. In the first six months of fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

Computer Systems:
    Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In the first six months of fiscal 2007, this revenue comprised approximately 5% of net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

    IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as applicable. In the first six months of fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

    Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in SOP 97-2, "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value or by the use of the percentage of completion method when applicable. In the first six months of fiscal 2007, this revenue comprised approximately 1% of net consolidated sales.

The Company records provisions for estimated losses on contracts when losses become evident. Accumulated unbilled costs on contracts are carried in inventory at the lower of actual cost or estimated realizable value.

Allowance  for  Uncollectible  Accounts  - The  establishment  of  an  allowance requires the use of judgment and assumptions regarding potential losses on receivable balances. Allowances for accounts receivable are maintained based upon historical payment patterns, aging of accounts receivable and actual write-off history. The Company also makes judgments about the creditworthiness of significant customers based upon ongoing credit evaluations, and might assess current economic trends that might impact the level of credit losses in the future. However, since a reliable prediction of future changes in the financial stability of customers is not possible, the Company cannot guarantee that allowances will continue to be adequate. If actual credit losses are significantly higher or lower than the allowance established, it would require a related charge or credit to earnings.

Goodwill - Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived intangible assets are subject to annual impairment testing using fair value methodologies. The Company performs its annual impairment testing during its second fiscal quarter, or more frequently if indicators of impairment arise. The timing of the impairment test may result in charges to earnings in the second fiscal quarter that could not have been reasonably foreseen in prior periods. The testing process includes the comparison of the Company's business units' multiples of sales and EBITDA to those multiples of its business units' competitors. Although it is believed the assumptions and estimates made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact financial results.

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

Capitalized Software - The Company's software technology personnel are involved in the development and acquisition of internal-use software to be used in its Enterprise Resource Planning system and software used in its operating segments, some of which are customer accessible. The Company accounts for the capitalization of software in accordance with SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent to the preliminary project planning and approval stage, all appropriate costs are capitalized until the point at which the software is ready for its intended use. Subsequent to the software being used in operations, the capitalized costs are transferred from costs-in-process to completed property, plant and equipment, and are accounted for as such. All post-implementation costs, such as maintenance, training and minor upgrades that do not result in additional functionality, are expensed as incurred. The capitalization process involves judgment as to what types of projects and tasks are capitalizable. Although the Company believes the accounting decisions made in the past concerning the accounting treatment of these software costs have been reasonable and appropriate, different decisions could materially impact financial results.

Income Taxes - Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance - When the financial statements are prepared, the Company estimates its income taxes based on the various jurisdictions in which business is conducted. Significant judgment is required in determining the Company's worldwide income tax provision. Liabilities for anticipated tax audit issues in the United States and other tax jurisdictions are based on estimates of whether, and the extent to which, additional taxes will be due. The recognition of these provisions for income taxes is recognized in the period in which it is determined that such taxes are due. If in a later period it is determined that payment of this additional amount is unnecessary, a reversal of the liability is recognized. As a result, the ongoing assessments of the probable outcomes of the audit issues and related tax positions require judgment and can materially increase or decrease the effective tax rate and materially affect the Company's operating results. This also requires the Company to estimate its current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are reflected on the balance sheet. The Company must then assess the likelihood that its deferred tax assets will be realized. To the extent it is believed that realization is not likely, a valuation allowance is established. When a valuation allowance is established or increased, a corresponding tax expense is recorded in the statement of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

The net deferred tax asset at April 29, 2007 was $0.2 million, net of the valuation allowance of $6.2 million. The valuation allowance was recorded to reflect uncertainties about whether the Company will be able to utilize some of its deferred tax assets (consisting primarily of foreign net operating loss carryforwards) before they expire. The valuation allowance is based on estimates of taxable income for the applicable jurisdictions and the period over which the deferred tax assets will be realizable.

Securitization Program - The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 156, "Accounting for Transfers and
Servicing of Financial Assets an amendment of SFAS No. 140." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A, was $60.0 million and $110.0 million at April 29, 2007 and October 29, 2006, respectively. Accordingly, the trade receivables included on the April 29, 2007 and October 29, 2006 balance sheets have been reduced to reflect the participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company) for any of the sold receivables.

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

Legal Contingencies - The Company is subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. A quarterly review is performed of each significant matter to assess any potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, a liability and an expense are recorded for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Any accruals are based on the best information available at the time. As additional information becomes available, a reassessment is performed of the potential liability related to any pending claims and litigation and may revise the Company's estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material impact on the results of operations and financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 29, 2007 COMPARED
TO THE SIX MONTHS ENDED APRIL 30, 2006

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not indicative of the results which may be expected for any subsequent periods.


                                                         Six Months Ended            Three Months Ended
                                                   --------------------------    --------------------------
                                                     April 29,      April 30,      April 29,      April 30,
                                                          2007           2006           2007           2006
                                                   -----------    -----------    -----------    -----------
                                                                       (In thousands)
Net Sales:
----------
Staffing Services
   Staffing                                        $   924,005    $   930,184    $   468,910    $   484,557
   Managed Services                                    628,825        524,867        334,326        273,791
                                                   -----------    -----------    -----------    -----------
   Total Gross Sales                                 1,552,830      1,455,051        803,236        758,348
   Less: Non-Recourse Managed Services                (602,532)      (495,103)      (319,887)      (256,042)
                                                   -----------    -----------    -----------    -----------
   Net Staffing Services                               950,298        959,948        483,349        502,306
Telephone Directory                                     34,725         33,011         17,082         17,226
Telecommunications Services                             48,550         67,409         27,169         27,295
Computer Systems                                        91,718         93,411         45,186         52,137
Elimination of intersegment sales                       (8,290)       (10,460)        (4,584)        (5,153)
                                                   -----------    -----------    -----------    -----------

Total Net Sales                                    $ 1,117,001    $ 1,143,319    $   568,202    $   593,811
                                                   ===========    ===========    ===========    ===========

Segment Operating Profit (Loss):
--------------------------------
Staffing Services                                  $    19,215    $    19,325    $    13,867    $    14,496
Telephone Directory                                      4,919          6,278          2,767          4,017
Telecommunications Services                               (294)           728            383            (40)
Computer Systems                                        10,707         15,586          5,013          9,837
                                                   -----------    -----------    -----------    -----------
Total Segment Operating Profit                          34,547         41,917         22,030         28,310

General corporate expenses                             (20,174)       (22,557)        (9,891)       (10,669)
                                                   -----------    -----------    -----------    -----------
Total Operating Profit                                  14,373         19,360         12,139         17,641

Interest income and other (expense), net                  (579)        (2,244)          (260)        (1,671)
Foreign exchange loss, net                                (453)          (356)          (366)          (103)
Interest expense                                        (1,489)          (903)          (861)          (447)
                                                   -----------    -----------    -----------    -----------

Income Before Minority Interest and Income Taxes   $    11,852    $    15,857    $    10,652    $    15,420
                                                   ===========    ===========    ===========    ===========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 29, 2007 COMPARED
TO THE SIX MONTHS ENDED APRIL 30, 2006--Continued

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

       Staffing Services: This segment is divided into three major functional areas and operates through a network of over 300 domestic and foreign branch offices.

          o Staffing Solutions provides a full spectrum of managed staffing, temporary/contract personnel employment, direct hire placement and workforce solutions. This functional area is comprised of the Technical Placement division and the Administrative and Industrial division.

          o E-Procurement Solutions provides global vendor neutral human capital acquisition and management solutions by combining web-based tools and business process outsourcing services. This functional area, which is part of the Technical Placement division, is comprised of the ProcureStaff operation.

          o Information Technology Solutions provides a wide range of services including consulting, outsourcing and turnkey project management in the product development lifecycle, IT and customer contact markets. This functional area, which is part of the Technical Placement division, is comprised of the VMC Consulting operation.

       Telephone  Directory:   This  segment  publishes   independent  telephone
       directories and provides telephone directory production services, database management and printing. This segment is comprised of the DataNational directory publishing operation, the Uruguay directory publishing and printing operations, and other domestic directory production locations.

       Telecommunications Services: This segment provides a full spectrum of telecommunications construction, installation, and engineering services in the outside plant and central offices of telecommunications and cable companies as well as for large commercial and governmental entities. This segment is comprised of the Construction and Engineering division and the Network Enterprise Solutions division.

       Computer Systems: This segment provides directory and operator systems and services primarily for the telecommunications industry and provides IT maintenance services. This segment is comprised of Volt Delta Resources, Volt Delta International, DataServ and the Maintech computer maintenance division.

The Company's operating segments have been determined in accordance with the Company's internal management structure, which is based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating profit. The Company defines operating profit as pre-tax income, before general corporate expenses, interest income and expense, and other non-operating income and expense items. Operating profit provides management, investors and equity analysts a measure to analyze operating performance of each business segment against historical and competitors' data, although historical results, including operating profit, may not be indicative of future results (as operating profit is highly contingent on many factors, including the state of the economy and customer preferences).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 29, 2007 COMPARED
TO THE SIX MONTHS ENDED APRIL 30, 2006--Continued

EXECUTIVE OVERVIEW--Continued
-----------------------------

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

Numerous non-seasonal factors impacted sales and profits in the six and three months of fiscal 2007. In the current six and three month periods, the sales and operating profits of the Staffing Services segment, in addition to the factors noted above, were negatively impacted by a decrease in the use of contingent staffing in the Administrative and Industrial division. Operating profits of the segment for the six and three months were lower than in the comparable periods of fiscal 2006 due to the sales decrease and an increase in overhead costs in absolute dollars and as a percentage of sales, partially offset by an improvement in gross margin percentages due to lower workers' compensation and payroll tax costs. The workers' compensation cost run rate per quarter for the current six and three-month periods is lower than the comparable periods by approximately $1.6 million due to the segment working closely with customers to better manage workers' compensation costs and the improved regulatory environment within several states. The Company anticipates this reduced level of workers' compensation costs will continue for the remainder of fiscal 2007.

The Telephone Directory segment's sales increased in the six months of fiscal 2007 as compared to the comparable fiscal 2006 period, but operating profits decreased, and in the current fiscal quarter, sales decreased slightly and operating profits also decreased from the comparable 2006 fiscal period. The decreased operating profit in the six and three-month periods was primarily due to a decrease in gross margin percentage attributable to the mix of telephone directories delivered.

In the Telecommunications Services segment, sales have decreased in the six and three months of fiscal 2007 from the comparable fiscal 2006 periods, with operating results improving in the current quarter from the comparable 2006 quarter, although losses for the six months are higher than the comparable period. The gross margin percentages have improved in the six and three-month periods, however, overhead costs have increased as a percentage of sales.

The Computer Systems segment's sales and operating profits decreased in the six and three months of fiscal 2007 from the comparable 2006 fiscal periods. Gross margin percentages have decreased slightly and overhead costs have increased in absolute dollars and as a percentage of sales.

The Company has focused, and will continue to focus, on aggressively increasing its market share while attempting to maintain margins in order to increase profits. Despite an increase in costs to solidify and expand their presence in their respective markets, the segments have emphasized cost containment measures, along with improved credit and collections procedures designed to improve the Company's cash flow.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 29, 2007 COMPARED
TO THE SIX MONTHS ENDED APRIL 30, 2006--Continued

EXECUTIVE OVERVIEW--Continued
-----------------------------

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


RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In the first six months of fiscal 2007, consolidated net sales decreased by $26.3 million, or 2%, remaining at $1.1 billion, from the comparable period in fiscal 2006. The decrease was primarily attributable to the Telecommunications Services segment, $18.9 million, the Staffing Services segment, $9.7 million, the Computer Systems segment, $1.7 million, partially offset by an increase in the Telephone Directory segment, $1.7 million.

Net income for the first six months of fiscal 2007 was $7.1 million compared to net income of $8.7 million in the comparable 2006 period. The Company reported a pre-tax profit before minority interest for the six months of fiscal 2007 of $11.9 million, compared to $15.9 million in the prior year period.

The Company's operating segments reported an operating profit of $34.5 million in the first six months of fiscal 2007, a decrease of $7.4 million, or 18%, from the comparable 2006 period. The decrease was attributable to the Computer Systems segment, $4.9 million, the Telephone Directory segment, $1.4 million, the Telecommunications Services segment, $1.0 million, and the Staffing Services segment, $0.1 million.

General corporate expenses decreased by $2.4 million, or 11%, primarily due to a one-time accrual of $1.2 million in the second quarter of fiscal 2006 for death benefits related to two senior corporate executives together with a reduction in professional fees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 29, 2007 COMPARED
TO THE SIX MONTHS ENDED APRIL 30, 2006--Continued

RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------


                                                       Six Months Ended
                                                       ----------------
                                           April 29, 2007            April 30, 2006
                                           --------------            --------------
Staffing Services                                      % of                        % of         Favorable            Favorable
------------------                                      Net                         Net       (Unfavorable)        (Unfavorable)
(Dollars in Millions)                 Dollars          Sales       Dollars         Sales        $ Change            % Change
                                      -------          -----       -------         -----        --------            --------
--------------------------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)                 $924.0                       $930.2                        ($6.2)              (0.7%)
--------------------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)          $628.8                       $524.9                       $103.9               19.8%
--------------------------------------------------------------------------------------------------------------------------------
Sales (Net) *                          $950.3                       $959.9                        ($9.6)              (1.0%)
--------------------------------------------------------------------------------------------------------------------------------
Gross Profit                           $154.6          16.3%        $144.9          15.1%          $9.7                6.7%
--------------------------------------------------------------------------------------------------------------------------------
Overhead                               $135.4          14.2%        $125.6          13.1%         ($9.8)              (7.8%)
--------------------------------------------------------------------------------------------------------------------------------
Operating Profit                        $19.2           2.1%         $19.3           2.0%         ($0.1)              (0.5%)
--------------------------------------------------------------------------------------------------------------------------------


*Sales (Net) only includes the gross margin on managed service sales.

The decrease in net sales of the Staffing Services segment in the first six months of fiscal 2007 from the comparable fiscal 2006 period was due to decreased staffing business in the Administrative and Industrial division, partially offset by sales increases within the Technical Placement division. The decrease in operating profit was due to the overall decrease in net sales, and the increase in overhead costs in absolute dollars and as a percentage of sales, partially offset by the increased gross margin percentage. The increased gross margin percentage was due to a 0.5 percentage point reduction in workers' compensation costs as a percentage of direct labor resulting from improvements in claims experience and the regulatory environment in several states, a 0.5 percentage point reduction in payroll taxes as a percentage of direct labor, together with an increase in higher margin permanent placement revenue. The increase in overhead percentage was due to the sales decrease without a corresponding reduction in overhead costs. The segment is focused on reducing overhead costs to compensate for lower sales.


                                                       Six Months Ended
                                                       ----------------
                                           April 29, 2007            April 30, 2006
Technical Placement                        --------------            --------------
Division                                               % of                        % of         Favorable            Favorable
--------                                                Net                         Net       (Unfavorable)        (Unfavorable)
(Dollars in Millions)                 Dollars          Sales       Dollars         Sales        $ Change            % Change
                                      -------          -----       -------         -----        --------            --------
--------------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                          $1,228.1                    $1,099.1                      $129.0               11.7%
--------------------------------------------------------------------------------------------------------------------------------
Sales (Net) *                            $639.7                      $617.1                       $22.6                3.7%
--------------------------------------------------------------------------------------------------------------------------------
Gross Profit                             $105.4        16.5%          $97.0         15.7%          $8.4                8.7%
--------------------------------------------------------------------------------------------------------------------------------
Overhead                                  $84.8        13.3%          $78.3         12.7%         ($6.5)              (8.3%)
--------------------------------------------------------------------------------------------------------------------------------
Operating Profit                          $20.6         3.2%          $18.7          3.0%          $1.9               10.4%
--------------------------------------------------------------------------------------------------------------------------------

*Sales (Net) only includes the gross margin on managed service sales.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 29, 2007 COMPARED
TO THE SIX MONTHS ENDED APRIL 30, 2006--Continued

STAFFING SERVICES--Continued
----------------------------

The Technical Placement division's increase in net sales in the first six months of fiscal 2007 from the comparable fiscal 2006 period was due to a $19.3 million, or 4%, increase in traditional alternative staffing, a $6.9 million, or 12%, increase in higher margin VMC Consulting project management and consulting sales, partially offset by a decrease of $3.6 million, or 13%, in net managed service associate vendor sales. The net sales increase was from net new accounts and from the net growth within existing accounts. The increase in the operating profit was the result of the increase in net sales and gross margin percentage, partially offset by the increase in overhead in absolute dollars and as a percentage of net sales. The increase in gross margin percentage was due to the increase in the higher margin VMC Consulting sales, a 0.4 percentage reduction in payroll taxes as a percentage of direct labor, together with an increase in higher margin permanent placement revenue. The increase in overhead percentage for the six months was a result of sales growth that was less than expected.


                                                    Six Months Ended
                                                    ----------------
                                        April 29, 2007            April 30, 2006
     Administrative &                   --------------            --------------
     Industrial Division                             % of                        % of         Favorable            Favorable
     -------------------                              Net                         Net       (Unfavorable)        (Unfavorable)
     (Dollars in Millions)          Dollars          Sales       Dollars         Sales        $ Change            % Change
                                    -------          -----       -------         -----        --------            --------
     --------------------------------------------------------------------------------------------------------------------------
     Sales (Gross)                   $324.7                      $356.0                        ($31.3)             (8.8%)
     --------------------------------------------------------------------------------------------------------------------------
     Sales (Net)*                    $310.6                      $342.8                        ($32.2)             (9.4%)
     --------------------------------------------------------------------------------------------------------------------------
     Gross Profit                     $49.2          15.8%        $47.9           14.0%          $1.3               2.6%
     --------------------------------------------------------------------------------------------------------------------------
     Overhead                         $50.6          16.3%        $47.3           13.8%         ($3.3)             (7.0%)
     --------------------------------------------------------------------------------------------------------------------------
     Operating (Loss) Profit          ($1.4)         (0.5%)        $0.6            0.2%         ($2.0)           (315.8%)
     --------------------------------------------------------------------------------------------------------------------------


*Sales (Net) only includes the gross margin on managed service sales.

The Administrative and Industrial division's decrease in gross sales of $31.3 million in the first six months of fiscal 2007 from the comparable fiscal 2006 period included a decline of approximately $28 million of sales to customers which the Company either ceased or substantially reduced servicing due to low mark-ups or high workers' compensation risks, as well as $14 million attributable to decreases in sales to continuing customers. This was partially offset by growth from new or substantially new accounts of approximately $11 million in the current period. The decrease in operating results was the result of the decrease in net sales, the increase in overhead in absolute dollars and as a percentage of sales, partially offset by the increased gross margin percentage. The increase in gross margin percentage was primarily due to a 1.2 percentage point reduction in workers' compensation costs as a percentage of direct labor resulting from improvements in claims experience and the regulatory environment in several states, a 0.4 percentage point reduction in payroll taxes as a percentage of direct labor, together with an increase in higher margin permanent placement revenue. The increase in overhead percentage for the current six months was due to the sales decrease without a corresponding reduction in overhead costs and increases in overhead costs related to high-margin permanent placement revenue. The division is focused on reducing overhead costs to compensate for lower sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 29, 2007 COMPARED
TO THE SIX MONTHS ENDED APRIL 30, 2006--Continued

STAFFING SERVICES--Continued
----------------------------

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


TELEPHONE DIRECTORY
-------------------


                                                       Six Months Ended
                                                       ----------------
                                           April 29, 2007            April 30, 2006
                                           --------------            --------------
     Telephone Directory                                % of                        % of         Favorable           Favorable
     -------------------                                 Net                         Net       (Unfavorable)       (Unfavorable)
     (Dollars in Millions)             Dollars          Sales       Dollars         Sales        $ Change            % Change
                                       -------          -----       -------         -----        --------            --------
     ----------------------------------------------------------------------------------------------------------------------------
     Sales (Net)                       $34.7                       $33.0                          $1.7                  5.2%
     ----------------------------------------------------------------------------------------------------------------------------
     Gross Profit                      $17.0           48.9%       $17.6            53.3%        ($0.6)                (3.6%)
     ----------------------------------------------------------------------------------------------------------------------------
     Overhead                          $12.1           34.7%       $11.3            34.3%        ($0.8)                (6.3%)
     ----------------------------------------------------------------------------------------------------------------------------
     Operating Profit                   $4.9           14.2%        $6.3            19.0%        ($1.4)               (21.6%)
     ----------------------------------------------------------------------------------------------------------------------------


The components of the Telephone Directory segment's sales increase for the first six months of fiscal 2007 from the comparable 2006 period were increases of $3.6 million, or 88%, in printing and telephone directory publishing sales in
Uruguay, partially offset by decreases of $1.3 million, or 13%, in telephone production operation and other sales and $0.6 million, or 3%, in the DataNational community telephone directory publishing sales. The sales increase in Uruguay was comprised of $2.1 million in the printing sales and $1.5 million in publishing sales. The sales decrease in the DataNational directories are a reflection of the timing of the delivery of their directories. The printing sales increase in Uruguay is due to increased business in the current year, and the publishing sales increase is due to the timing of the delivery of its directories. The segment's decreased operating profit was primarily due to the mix of telephone directories delivered in the current six-month period in DataNational and Uruguay, as compared to the prior year's comparable period and the slight increase in overhead in absolute dollars and as a percentage of sales, partially offset by the sales increase.

Other than the DataNational division and the telephone directory publishing operation in Uruguay, which accounted for 64% of the segment's sales in the six-month period of fiscal 2007, the segment's business is obtained through submission of competitive proposals for production and other contracts. These short and long-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 29, 2007 COMPARED
TO THE SIX MONTHS ENDED APRIL 30, 2006--Continued

TELEPHONE DIRECTORY--Continued
------------------------------

term contracts are re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, this segment's sales and profitability are highly dependent on advertising revenue for DataNational's directories, which could be affected by general economic conditions.

TELECOMMUNICATIONS SERVICES
---------------------------


                                                       Six Months Ended
                                                       ----------------
                                           April 29, 2007            April 30, 2006
                                           --------------            --------------
     Telecommunications Services                        % of                        % of         Favorable           Favorable
     ---------------------------                         Net                         Net       (Unfavorable)       (Unfavorable)
     (Dollars in Millions)             Dollars          Sales       Dollars         Sales        $ Change            % Change
                                       -------          -----       -------         -----        --------            --------
     -----------------------------------------------------------------------------------------------------------------------------
     Sales (Net)                       $48.6                       $67.4                         ($18.8)            (28.0%)
     -----------------------------------------------------------------------------------------------------------------------------
     Gross Profit                      $11.1           22.8%       $14.6            21.7%         ($3.5)            (24.2%)
     -----------------------------------------------------------------------------------------------------------------------------
     Overhead                          $11.4           23.4%       $13.9            20.6%          $2.5              18.1%
     -----------------------------------------------------------------------------------------------------------------------------
     Operating (Loss) Profit           ($0.3)          (0.6%)       $0.7             1.1%         ($1.0)           (140.4%)
     -----------------------------------------------------------------------------------------------------------------------------


The Telecommunications Services segment's sales decrease in the first six months of fiscal 2007 from the comparable 2006 period was due to decreases of $14.9 million, or 35%, in the Construction and Engineering division, and $3.9 million, or 16%, in the Network Enterprise Solutions division. The sales decrease in the Construction and Engineering division in the current six-month period was largely due to the customer acceptance and revenue recognition in fiscal 2006 of a large construction job accounted for using the completed-contract method. The sales decrease in the Network Enterprise Solutions division was primarily due to reduced volumes with existing customers. The decreased operating results were due to the sales decrease, the increase in overhead costs as a percentage of sales, partially offset by the improvement in gross margin percentage due to a change in the mix of jobs completed during the current period as compared to the comparable fiscal 2006 period. The segment continues to monitor its overhead costs. In the current six-month fiscal period, indirect labor and fringes decreased by 9% as compared to the comparable 2006 fiscal period. Despite an emphasis on cost controls, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the consolidation within the segment's telecommunications industry fixed-line customer base and an increasing shift by consumers to wireless communications and alternatives. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment.

A substantial portion of the business in this segment is obtained through the submission of competitive proposals for contracts, which typically are completed within one to three years. Many of this segment's master contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract, and generally do not provide for a minimum amount of work to be awarded

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 29, 2007 COMPARED
TO THE SIX MONTHS ENDED APRIL 30, 2006--Continued

TELECOMMUNICATIONS SERVICES--Continued
--------------------------------------

to the segment. While the Company believes it can secure renewals and/or extensions of these contracts, some of which are material to this segment, and obtain new business, there can be no assurances that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

COMPUTER SYSTEMS
----------------


                                                       Six Months Ended
                                                       ----------------
                                           April 29, 2007            April 30, 2006
                                           --------------            --------------
     Computer Systems                                   % of                        % of         Favorable           Favorable
     ----------------                                    Net                         Net       (Unfavorable)       (Unfavorable)
     (Dollars in Millions)             Dollars          Sales       Dollars         Sales        $ Change            % Change
                                       -------          -----       -------         -----        --------            --------
     ------------------------------------------------------------------------------------------------------------------------------
     Sales (Net)                       $91.7                       $93.4                          ($1.7)             (1.8%)
     ------------------------------------------------------------------------------------------------------------------------------
     Gross Profit                      $47.3           51.5%       $48.5            51.9%         ($1.2)             (2.5%)
     ------------------------------------------------------------------------------------------------------------------------------
     Overhead                          $36.6           39.9%       $32.9            35.2%         ($3.7)            (11.2%)
     ------------------------------------------------------------------------------------------------------------------------------
     Operating Profit                  $10.7           11.7%       $15.6            16.7%         ($4.9)            (31.3%)
     ------------------------------------------------------------------------------------------------------------------------------


The Computer Systems segment's sales decrease in the first six months of fiscal 2007 from the comparable 2006 period was primarily due to decreases in the database access transaction fee revenue, including ASP directory assistance, of $1.2 million, or 4%, Maintech division's IT maintenance sales of $0.4 million, or 2%, product and other revenue recognized of $0.2 million, partially offset by increased revenue in the European operations of $0.1 million, or 1%. Included in the European sales increase is a $3.8 million increase in sales from its Varetis Solutions operation acquired in December 2006 which was substantially offset by the recognition of a project in the prior year period.. The database transaction fee decreased revenue is due to the mix of transaction volumes and prices, partially offset by increased transaction volumes from new and existing customers. The revenue decrease in Maintech is due to a reduction at one large customer, partially offset by increases elsewhere. The decrease in operating profit from the comparable 2006 period was the result of the decreased sales, increased overhead in absolute dollars and as a percentage of sales and the decreases in gross margin.

During the first quarter of fiscal 2006, Volt Delta, the principal business unit of the Computer Systems segment, purchased from Nortel Networks its 24% minority interest in Volt Delta for $62.0 million. During the first fiscal quarter of 2006, Volt Delta also purchased Varetis Solutions GmbH from varetis AG for $24.8 million. The acquisition provided Volt Delta with the resources to focus on the evolving global market for directory information systems and services. Varetis Solutions added technology in the area of wireless and wireline database management, directory assistance/inquiry automation, and wireless handset information delivery to Volt Delta's significant technology portfolio.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 29, 2007 COMPARED
TO THE SIX MONTHS ENDED APRIL 30, 2006--Continued

RESULTS OF OPERATIONS--OTHER
----------------------------


                                                       Six Months Ended
                                                       ----------------
                                           April 29, 2007            April 30, 2006
                                           --------------            --------------
     Other                                              % of                        % of         Favorable           Favorable
     -----                                               Net                         Net       (Unfavorable)       (Unfavorable)
     (Dollars in Millions)             Dollars          Sales       Dollars         Sales        $ Change            % Change
                                       -------          -----       -------         -----        --------            --------
     --------------------------------------------------------------------------------------------------------------------------
     Selling & Administrative          $48.9           4.4%        $47.2            4.1%         ($1.7)             (3.7%)
     --------------------------------------------------------------------------------------------------------------------------
     Depreciation & Amortization       $19.1           1.7%        $16.9            1.5%         ($2.2)            (12.8%)
     --------------------------------------------------------------------------------------------------------------------------
     Interest Income                    $2.6           0.2%         $1.7            0.1%          $0.9              56.0%
     --------------------------------------------------------------------------------------------------------------------------
     Other Expense                     ($3.2)          0.3%        ($3.9)           0.3%          $0.7              18.9%
     --------------------------------------------------------------------------------------------------------------------------
     Foreign Exchange Loss             ($0.5)           -          ($0.4)            -           ($0.1)            (27.2%)
     --------------------------------------------------------------------------------------------------------------------------
     Interest Expense                  ($1.5)          0.1%        ($0.9)           0.1%         ($0.6)            (64.9%)
     --------------------------------------------------------------------------------------------------------------------------


The changes in other items affecting the results of operations for the first six months of fiscal 2007 as compared to the comparable period in fiscal 2006, discussed on a consolidated basis, were:

The increase in selling and administrative expenses was a result of increased salaries and other expenses, partially offset by a one-time accrual of $1.2 million in the second quarter of fiscal 2006 for death benefits related to two senior corporate executives together with a reduction in professional fees.

The increase in depreciation and amortization was attributable to increases in fixed assets, primarily in the Computer Systems and Staffing Services segments, as well as increased amortization of intangibles in the Computer Systems segment due to fiscal 2006 acquisitions.

The increase in interest income was due to additional funds available for investment, along with higher interest rates.

The decrease in other expense was primarily due to a decrease in the amount of accounts receivable sold under the Company's Securitization Program.

The increase in interest expense was due to increased borrowings under the Delta Credit Facility.

The Company's effective tax rate on its financial reporting pre-tax income from continuing operations was 39.9% in the first six months of 2007 compared to 41.1% in 2006. The effective rate was lower in 2007 due to the effect of 2007 general business credits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 29, 2007 COMPARED
TO THE THREE MONTHS ENDED APRIL 30, 2006

RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In the second quarter of fiscal 2007, consolidated net sales decreased by $25.6 million, or 4%, to $568.2 million, from the comparable period in fiscal 2006. The decrease was primarily attributable to the Staffing Services segment, $19.0 million, and the Computer Systems segment, $7.0 million.

Net income for the second quarter of fiscal 2007 was $6.4 million compared to $9.1 million in the comparable 2006 second quarter. The Company reported a pre-tax income from continuing operations before minority interest for the second quarter of fiscal 2007 of $10.7 million, compared to $15.4 million in the prior year's second quarter.

The Company's operating segments reported an operating profit of $22.0 million in the second fiscal 2007 quarter, a decrease of $6.3 million, or 22%, from the comparable 2006 quarter. The decrease was attributable to the Computer Systems segment, $4.8 million, the Telephone Directory segment, $1.3 million, the Staffing Services segment, $0.6 million, partially offset by an increase in the Telecommunications Services segment, $0.4 million.

General corporate expenses decreased by $0.8 million, or 7%, primarily due to a one-time accrual of $1.2 million in the second quarter of fiscal 2006 for death benefits related to two senior corporate executives.

RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------


                                                     Three Months Ended
                                                     ------------------
                                           April 29, 2007            April 30, 2006
                                           --------------            --------------
Staffing Services                                      % of                        % of         Favorable            Favorable
-----------------                                       Net                         Net       (Unfavorable)        (Unfavorable)
(Dollars in Millions)                 Dollars          Sales       Dollars         Sales        $ Change            % Change
                                      -------          -----       -------         -----        --------            --------
--------------------------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)                 $468.9                      $484.6                        ($15.7)            (3.2%)
-------------------------------------------------------------------------------------------------------------------------------
Managed Service Sales                  $334.3                      $273.8                         $60.5             22.1%
-------------------------------------------------------------------------------------------------------------------------------
Sales (Net) *                          $483.3                      $502.3                        ($19.0)            (3.8%)
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                            $83.1          17.2%        $78.6           15.7%          $4.5              5.7%
-------------------------------------------------------------------------------------------------------------------------------
Overhead                                $69.2          14.3%        $64.1           12.8%         ($5.1)            (8.0%)
-------------------------------------------------------------------------------------------------------------------------------
Operating Profit                        $13.9           2.9%        $14.5            2.9%         ($0.6)            (4.3%)
-------------------------------------------------------------------------------------------------------------------------------

*Sales (Net) only includes the gross margin on managed service sales.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 29, 2007 COMPARED
TO THE THREE MONTHS ENDED APRIL 30, 2006--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
---------------------------------------------

STAFFING SERVICES--Continued
----------------------------

The net sales decrease of the Staffing Services segment in the second quarter of fiscal 2007 from the comparable fiscal 2006 quarter was due to decreased staffing business in the Administrative and Industrial division and a slight decrease in sales in the Technical Placement division. The decrease in operating profit in the segment resulted from the decrease in net sales, the increase in overhead costs in absolute dollars and as a percentage of net sales, partially offset by the increased gross margin percentage. The increase in gross margin percentage was due to a 0.4 percentage point decrease in workers' compensation costs as a percentage of direct labor due to improvements in claims experience and the regulatory environment in several states, a 0.5 percentage point reduction in payroll taxes as a percentage of direct labor, together with an increase in permanent placement revenue. The increase in overhead percentage was due to the sales decrease without a corresponding reduction in overhead costs.


                                                     Three Months Ended
                                                     ------------------
                                           April 29, 2007            April 30, 2006
     Technical Placement                   --------------            --------------
     Division                                           % of                        % of         Favorable           Favorable
     --------                                            Net                         Net       (Unfavorable)       (Unfavorable)
     (Dollars in Millions)             Dollars          Sales       Dollars         Sales        $ Change            % Change
                                       -------          -----       -------         -----        --------            --------
     ---------------------------------------------------------------------------------------------------------------------------
     Sales (Gross)                     $640.2                      $576.6                        $63.6               11.0%
     ---------------------------------------------------------------------------------------------------------------------------
     Sales (Net) *                     $327.6                      $327.7                        ($0.1)                -
     ---------------------------------------------------------------------------------------------------------------------------
     Gross Profit                       $57.4          17.5%        $53.3           16.3%         $4.1                7.8%
     ---------------------------------------------------------------------------------------------------------------------------
     Overhead                           $44.1          13.4%        $39.9           12.2%        ($4.2)             (10.5%)
     ---------------------------------------------------------------------------------------------------------------------------
     Operating Profit                   $13.3           4.1%        $13.4            4.1%        ($0.1)              (0.4%)
     ---------------------------------------------------------------------------------------------------------------------------


*Sales (Net) only includes the gross margin on managed service sales.

The Technical Placement division's slight decrease in net sales in the second quarter of fiscal 2007 from the comparable fiscal 2006 period was due to a $2.8 million, or 17%, decrease in net managed service associate vendor sales, a $1.3 million, or 0.5%, decrease in traditional alternative staffing, partially offset by a $4.0 million, or 14%, increase in higher margin VMC Consulting project management and consulting sales. The decrease in the operating profit was the result of the decrease in net sales and the increase in overhead in absolute dollars and as a percentage of net sales, partially offset by the increase in gross margin percentage. The increase in gross margin percentage was due to the increase in the higher margin VMC sales, a 0.3 percentage point decrease in payroll taxes as a percentage of direct labor, together with an increase in higher margin permanent placement revenue. The increase in overhead percentage for the quarter was due to the sales decrease without a corresponding reduction in overhead costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 29, 2007 COMPARED
TO THE THREE MONTHS ENDED APRIL 30, 2006--Continued

STAFFING SERVICES--Continued
----------------------------

                                                     Three Months Ended
                                                     ------------------
                                           April 29, 2007            April 30, 2006
     Administrative &                      --------------            --------------
     Industrial Division                                % of                        % of         Favorable           Favorable
     -------------------                                 Net                         Net       (Unfavorable)       (Unfavorable)
     (Dollars in Millions)             Dollars          Sales       Dollars         Sales        $ Change            % Change
                                       -------          -----       -------         -----        --------            --------
     ---------------------------------------------------------------------------------------------------------------------------
     Sales (Gross)                     $163.0                      $181.8                        ($18.8)           (10.3%)
     ---------------------------------------------------------------------------------------------------------------------------
     Sales (Net) *                     $155.7                      $174.6                        ($18.9)           (10.8%)
     ---------------------------------------------------------------------------------------------------------------------------
     Gross Profit                       $25.7          16.5%        $25.3           14.5%          $0.4              1.3%
     ---------------------------------------------------------------------------------------------------------------------------
     Overhead                           $25.1          16.1%        $24.2           13.9%         ($0.9)            (3.8%)
     ---------------------------------------------------------------------------------------------------------------------------
     Operating Profit                    $0.6           0.4%         $1.1            0.6%         ($0.5)           (51.2%)
     ---------------------------------------------------------------------------------------------------------------------------


*Sales (Net) only includes the gross margin on managed service sales.

The Administrative and Industrial division's decrease in net sales in the second quarter of fiscal 2007 compared to the fiscal 2006 second quarter resulted from a reduced demand for contingent labor from existing customers along with a reduction of the client base. The decrease in operating profit was due to the decrease in net sales and the increase in overhead in absolute dollars and as a percentage of sales, partially offset by the increase in gross margin percentage. The increase in gross margin percentage was due to a 1.2 percentage point decrease in workers' compensation costs resulting from improvements in claims experience and the regulatory environment in several states, a 0.4 percentage point decrease in payroll taxes, together with an increase in higher margin permanent placement fees. The increase in overhead was due to the sales decrease without a corresponding reduction in overhead costs. The division is focused on reducing overhead costs to compensate for lower sales.


TELEPHONE DIRECTORY
-------------------

                                                     Three Months Ended
                                                     ------------------
                                           April 29, 2007            April 30, 2006
                                           --------------            --------------
     Telephone Directory                                % of                        % of         Favorable           Favorable
     -------------------                                 Net                         Net       (Unfavorable)       (Unfavorable)
     (Dollars in Millions)             Dollars          Sales       Dollars         Sales        $ Change            % Change
                                       -------          -----       -------         -----        --------            --------
     ---------------------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------------------
     Sales (Net)                       $17.1                       $17.2                         ($0.1)              (0.8%)
     ---------------------------------------------------------------------------------------------------------------------------
     Gross Profit                       $8.9           52.3%        $9.8            57.1%        ($0.9)              (9.1%)
     ---------------------------------------------------------------------------------------------------------------------------
     Overhead                           $6.1           36.1%        $5.8            33.8%        ($0.3)              (6.2%)
     ---------------------------------------------------------------------------------------------------------------------------
     Operating Profit                   $2.8           16.2%        $4.0            23.3%        ($1.2)             (31.1%)
     ---------------------------------------------------------------------------------------------------------------------------

The components of the Telephone Directory segment's slight sales decrease in the second quarter of fiscal 2007 from the comparable 2006 period were decreases of $0.4 million, or 3%, in the DataNational community telephone directory publishing sales, $0.4 million, or 9%, in telephone production and other sales, partially offset by increased printing sales in Uruguay of $0.7 million, or 127%. The sales decrease in DataNational was

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 29, 2007 COMPARED
TO THE THREE MONTHS ENDED APRIL 30, 2006--Continued

TELEPHONE DIRECTORY--Continued
------------------------------

due to the timing of the delivery of their directories, although the sales canvassing for the current quarter reflected a 1% growth as compared to the comparable 2006 fiscal quarter. The increased canvassed sales will be reflected in subsequent quarters of the current year. The segment's decreased operating profit was primarily due to the mix of telephone directories delivered in the current year in DataNational, as compared to the prior year, the increase in lower margin printing sales in Uruguay, and the overhead increase in absolute dollars and as a percentage of sales.


TELECOMMUNICATIONS SERVICES
---------------------------

                                                     Three Months Ended
                                                     ------------------
                                           April 29, 2007            April 30, 2006
                                           --------------            --------------
     Telecommunications                                 % of                        % of         Favorable           Favorable
     -------------------                                 Net                         Net       (Unfavorable)       (Unfavorable)
     (Dollars in Millions)             Dollars          Sales       Dollars         Sales        $ Change            % Change
                                       -------          -----       -------         -----        --------            --------
     ---------------------------------------------------------------------------------------------------------------------------
   Sales (Net)                         $27.2                       $27.3                         ($0.1)             (0.5%)
   -----------------------------------------------------------------------------------------------------------------------------
   Gross Profit                         $6.3           23.2%        $4.8            17.6%         $1.5              31.3%
   -----------------------------------------------------------------------------------------------------------------------------
   Overhead                             $5.9           21.9%        $4.8            17.9%        ($1.1)            (22.5%)
   -----------------------------------------------------------------------------------------------------------------------------
   Operating Profit                     $0.4            1.3%         -                -           $0.4                -
   -----------------------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's slight sales decrease in the second quarter of fiscal 2007 from the comparable 2006 period was due to a decrease of $1.3 million, or 11%, in the Network Enterprise Solutions division, partially offset by an increase in the Construction and Engineering division of $1.2 million, or 8%. The sales increase in the Construction and Engineering division in the current quarter was primarily the result of increased water projects. The sales decrease in the Network Enterprise Solutions division was primarily due to reduced volumes with existing customers. The increased operating profits were due to the improved gross margins, partially offset by the increase in overhead costs in absolute dollars and as a percentage of sales. The increased gross margin percentage was due to a change in the mix of jobs completed during the current period as compared to the comparable fiscal 2006 period. The results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the consolidation within the segment's telecommunications industry fixed-line customer base and an increasing shift by consumers to wireless communications and alternatives. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

THREE MONTHS ENDED APRIL 29, 2007 COMPARED
TO THE THREE MONTHS ENDED APRIL 30, 2006--Continued

COMPUTER SYSTEMS
----------------

                                                     Three Months Ended
                                                     ------------------
                                           April 29, 2007            April 30, 2006
                                           --------------            --------------
     Computer Systems                                   % of                        % of         Favorable           Favorable
     -------------------                                 Net                         Net       (Unfavorable)       (Unfavorable)
     (Dollars in Millions)             Dollars          Sales       Dollars         Sales        $ Change            % Change
                                       -------          -----       -------         -----        --------            --------
     ----------------------------------------------------------------------------------------------------------------------------
   Sales (Net)                         $45.2                       $52.1                         ($6.9)               (13.3%)
   ------------------------------------------------------------------------------------------------------------------------------
   Gross Profit                        $22.5           49.9%       $26.6            51.0%        ($4.1)               (15.2%)
   ------------------------------------------------------------------------------------------------------------------------------
   Overhead                            $17.5           38.8%       $16.8            32.1%        ($0.7)                (5.3%)
   ------------------------------------------------------------------------------------------------------------------------------
   Operating Profit                     $5.0           11.1%        $9.8            18.9%        ($4.8)               (49.0%)
   ------------------------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales decrease in the second quarter of fiscal 2007 from the comparable 2006 quarter was primarily due to decreases in the European operations of $3.3 million, or 31%, database access transaction fee revenue, including ASP directory assistance, of $1.2 million, or 8%, Maintech division's IT maintenance sales of $1.0 million, or 7% and product and other revenue recognized of $1.4 million. The decrease in the European operations' revenue is primarily due to the recognition of a project in the second quarter of fiscal 2006. The database transaction fee decreased revenue is due to the mix of transaction volumes and prices, partially offset by increased transaction volumes from new and existing customers. The Maintech revenue decrease is due to a reduction at one large customer, partially offset by increased business elsewhere. The decrease in operating profit from the comparable 2006 period was the result of the decreased sales, increased overhead in absolute dollars and as a percentage of sales and the decrease in gross margin.


RESULTS OF OPERATIONS--OTHER
----------------------------

                                                     Three Months Ended
                                                     ------------------
                                           April 29, 2007            April 30, 2006
                                           --------------            --------------
     Other                                              % of                        % of         Favorable           Favorable
     -------------------                                 Net                         Net       (Unfavorable)       (Unfavorable)
     (Dollars in Millions)             Dollars          Sales       Dollars         Sales        $ Change            % Change
                                       -------          -----       -------         -----        --------            --------
     ---------------------------------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------------------------------
     Selling & Administrative           $25.0            4.4%        $22.7            3.8%         ($2.3)              (10.3%)
     ---------------------------------------------------------------------------------------------------------------------------
     Depreciation & Amortization         $9.5            1.7%         $9.1            1.5%         ($0.4)               (4.7%)
     ---------------------------------------------------------------------------------------------------------------------------
     Interest Income                     $1.4            0.2%         $0.6            0.1%          $0.8               121.4%
     ---------------------------------------------------------------------------------------------------------------------------
     Other Expense                      ($1.6)          (0.3%)       ($2.3)          (0.4%)         $0.7                28.7%
     ---------------------------------------------------------------------------------------------------------------------------
     Foreign Exchange Loss              ($0.4)          (0.1%)       ($0.1)             -          ($0.3)             (255.3%)
     ---------------------------------------------------------------------------------------------------------------------------
     Interest Expense                   ($0.9)          (0.2%)       ($0.4)          (0.1%)        ($0.5)              (92.6%)
     ---------------------------------------------------------------------------------------------------------------------------

The changes in other items affecting the results of operations for the second quarter of fiscal 2007 as compared to the comparable period in fiscal 2006, discussed on a consolidated basis, were:

The increase in selling and administrative expenses was a result of increased salaries and other expenses, partially offset by a one-time accrual of $1.2 million in the second quarter of fiscal 2006 for death benefits related to two senior corporate executives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

THREE MONTHS ENDED APRIL 29, 2007 COMPARED
TO THE THREE MONTHS ENDED APRIL 30, 2006--Continued

RESULTS OF OPERATIONS--OTHER--Continued
---------------------------------------

The increase in depreciation and amortization was attributable to increases in fixed assets, primarily in the Computer Systems and Staffing Services segments.

The increase in interest income was due to additional funds available for investment, along with higher interest rates.

The decrease in other expense was primarily due to a decrease in the amount of accounts receivable sold under the Company's Securitization Program.

The increase in interest expense was due to increased borrowings under the Delta Credit Facility.

The Company's effective tax rate on its financial reporting pre-tax income from continuing operations was 40.0% in the second quarter of fiscal 2007 compared to 40.9% in 2006. The effective rate was lower in 2007 due to the effect of foreign losses in fiscal 2006 for which no benefit was provided.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents, increased by $7.5 million to $46.0 million in the six months ended April 29, 2007.

Operating activities provided $1.0 million of cash in the first six months of fiscal 2007. In the comparable fiscal 2006 period, operating activities provided $72.7 million of cash.

Operating activities in the first six months of fiscal 2007, exclusive of changes in operating assets and liabilities, produced $25.5 million of cash, as the Company's net income of $7.1 million included non-cash charges primarily for depreciation and amortization of $19.1 million and accounts receivable provisions of $1.3 million, partially offset by a deferred tax benefit of $2.1 million. In the first six months of fiscal 2006, operating activities, exclusive of changes in operating assets and liabilities, produced $30.5 million of cash, as the Company's net income of $8.7 million included non-cash charges primarily for depreciation and amortization of $16.9 million, and accounts receivable provisions of $2.1 million, minority interest of $1.0 million, and a deferred tax provision of $1.5 million.

Changes in operating assets and liabilities used $24.5 million of cash, net, in the first six months of fiscal 2007 principally due to a reduction in the
Securitization Program of $50.0 million, a decrease in income taxes of $7.5 million and an increase in the level of inventory of $6.0 million partially offset by an increase in deferred income and other liabilities of $16.4 million, an increase in the level of accounts payable of $15.8 million, a decrease in the level of trade accounts receivable of $3.4 million and an increase in accrued expenses of $3.3 million. In the first six months of fiscal 2006, changes in operating assets and liabilities provided $42.2 million of cash, net, principally due to proceeds from the Securitization Program of $40.0 million, a decrease in the level of accounts receivable of $11.2 million and an increase in deferred income and other liabilities of $5.0 million, partially offset by an increase in prepaid and other assets of $4.1 million, an increase in inventory of $3.6 million, a decrease in income taxes payable of $4.2 million and a decrease in the level of accounts payable and accrued expenses of $2.4 million.

The $12.8 million of cash applied to investing activities for the first six months of fiscal 2007 resulted from the $12.5 million for net additions to property, plant and equipment and expenditures of $0.2 million for acquisitions. The $96.1 million of cash applied to investing activities for the first six months of fiscal 2006 resulted from the expenditures of $83.5 million for acquisitions and $12.7 million for net additions to property, plant and equipment.

The principal factors in the $20.4 million of cash provided by financing activities in the first six months of fiscal 2007 were an increase in the level of bank loans of $28.1 million partially offset by a payment of $8.0 million for the purchase of treasury shares. The principal factors in the $6.4 million of cash provided by financing activities in the first six months of fiscal 2006 were an increase in the level of bank loans of $4.9 million and funds received from employees' exercises of stock options of $3.9 million, partially offset by the repayment of long-term debt of $2.2 million.

Commitments
-----------

There has been no material change through April 29, 2007 in the Company's contractual cash obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Off-Balance Sheet Financing
---------------------------

The Company has no off-balance sheet financing arrangements, as that term has meaning in Item 303(a) (4) of Regulation S-K.

Securitization Program
----------------------

The Company has a $200.0 million accounts receivable securitization program ("Securitization Program"), which expires in April 2009. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At April 29, 2007, TRFCO had purchased from Volt Funding a participation interest of $60.0 million out of a pool of approximately $265.0 million of receivables.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Securitization Program--Continued
----------------------

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization or a default occurring and continuing on indebtedness for borrowed money of at least $5.0 million. At April 29, 2007, the Company was in compliance with all requirements of its Securitization Program.

Credit Lines
------------

At April 29, 2007, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit of up to an aggregate of $119.0 million, including the Company's $40.0 million secured, syndicated revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $70.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility") The Company had total outstanding bank borrowings of $32.9 million. Included in these borrowings were $11.4 million of foreign currency borrowings which provide a hedge against devaluation in foreign denominated assets.

Credit Agreement
----------------

The Credit Agreement, which expires in April 2008, established a secured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. At
April 29, 2007, the Company borrowed $2.0 million against this facility. The administrative agent for the Credit Facility is JPMorgan Chase Bank, N.A. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo Bank, N.A., Lloyds TSB Bank PLC and Bank of America, N.A.

Borrowings under the Credit Agreement are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the rating of the facility as provided by a nationally recognized rating agency. The Credit Agreement requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at April 29, 2007, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.2% per annum, excluding a fee of 0.3% per annum paid on the entire facility.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At April 29, 2007, the Company was in compliance with all covenants in the Credit Agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At April 29, 2007, four of those guarantors have pledged approximately $41.5 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.


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

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $70.0 million with a sublimit of $10.0 million on the issuance of letters of credit. At April 29, 2007, $27.1 million was drawn on this facility. Certain rate options, as well as the commitment fee, are based on a leverage ratio, as defined. Based upon Volt Delta's leverage ratio at April 29, 2007, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.2% per annum. Volt Delta also pays a commitment fee of 0.2% on the unused portion of the Delta Credit Facility.

The Delta Credit Facility provides for the maintenance of various financial ratios and covenants, including, among other things, a total debt to EBITDA ratio, as defined, which cannot exceed 2.0 to 1.0 on the last day of any fiscal quarter, a fixed charge coverage ratio, as defined, which cannot be less than
2.0 to 1.0 and the maintenance of a consolidated net worth, as defined. The Delta Credit Facility also imposes limitations on, among other things, incurrence of additional indebtedness or liens, the amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures. At April 29, 2007, Volt Delta was in compliance with all covenants outlined in the Delta Credit Facility.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

New Accounting Pronouncements to be Effective in Fiscal 2007
------------------------------------------------------------

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax position for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for the Company on October 29, 2007 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting the provisions of FIN 48 in fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this statement.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FAS 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this statement.

Related Party Transactions
--------------------------

During the first six months of fiscal 2007, the Company paid or accrued $0.6 million to the law firm of which Lloyd Frank, a director, is of counsel, for services rendered to the Company and expenses reimbursed.

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

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would increase or decrease the Company's annual net interest expense and securitization costs by $147,000, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $13.5 million at April 29, 2007. This fair value was calculated by applying the appropriate fiscal year-end interest rate supplied by the lender to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At April 29, 2007, the total market value of these investments was $5.0 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuates against the dollar, which may impact reported earnings. As of April 29, 2007, the total of the Company's net investment in foreign operations was $1.9 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of April 29, 2007, the Company had no outstanding exchange contracts. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at April 29, 2007 by 10% would result in a pretax gain of $0.2 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at April 29, 2007 by 10% would result in a pretax loss of $0.2 million related to these positions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK--Continued

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at April 29, 2007. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign exchange agreements, the table presents the currencies, notional amounts and weighted average exchange rates by contractual maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

Interest Rate Market Risk              Payments Due By Period as of April 29, 2007
-------------------------              -------------------------------------------
                                                   Less than          1-3          3-5        After 5
                                      Total         1 year           Years        Years        Years
                                      ------        -------          ------       ------       -----
                                                    (Dollars in thousands of US$)

Cash and Cash Equivalents
-------------------------
    and Restricted Cash
    -------------------
Money Market and Cash Accounts       $78,265       $78,265
Weighted Average Interest Rate         5.10%         5.10%
                                     -------       -------
Total Cash, Cash Equivalents, and
    Restricted Cash                  $78,265       $78,265
                                     =======       =======


Securitization Program
----------------------
Accounts Receivable Securitization   $60,000       $60,000
Finance Rate                          5.32%          5.32%
                                     -------       -------
Securitization Program               $60,000       $60,000
                                     =======       =======


Debt
----
Term Loan                            $13,066       $490           $1,108        $1,306       $10,162
Interest Rate                          8.2%         8.2%           8.2%          8.2%         8.2%


Notes Payable to Banks               $32,933       $32,933
Weighted Average Interest Rate        6.28%          6.28%           -             -             -
                                     -------       -------        -------        ------       -------

Total Debt                           $45,999        $33,423       $1,108         $1,306       $10,162
                                     ========      ========       =======        =======      =======

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company's management is responsible for maintaining adequate internal controls over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting.

The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of April 29, 2007 under the supervision and with the participation of the Company's management, including the Company's President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation, management concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company and its subsidiaries is made known to them on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A RISK FACTORS

Legal Contingencies - The Company is subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. A quarterly review is performed of each significant matter to assess any potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, a liability and an expense are recorded for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Any accruals are based on the best information available at the time. As additional information becomes available, a reassessment is performed of the potential liability related to any pending claims and litigation and may revise the Company's estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material impact on the results of operations and financial position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2007 Annual Meeting of Shareholders held on April 5, 2007, shareholders:

     (a) elected the following to serve as Class II directors of the Company until the 2009 Annual Meeting of the shareholders by the following votes:
                                       For             Vote Withheld
                                       ---             -------------
           Theresa A. Havell           19,289,120       1,467,326
           Deborah Shaw                19,047,445       1,709,001
           William H. Turner           19,257,490       1,498,956


     (b) ratified the action of the Board of Directors in appointing Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending October 28, 2007 by the following vote:

            For              Against           Abstain
            ---              -------           -------
            20,729,337       16,376            10,733

     (c) ratified the adoption by the Board of Directors of the Volt Information Sciences, Inc. 2006 Incentive Stock Plan by the following vote:

            For              Against           Abstain          Broker Non Votes
            ---              -------           -------          ----------------
            17,302,909       1,507,398         83,412           1,862,727

     (d) ratified the amendment of the Company's Certificate of Incorporation to increase number of authorized shares of common stock ($.10 par value) from 30,000,000 to 120,000,000 by the following vote:

            For              Against           Abstain
            ---              -------           -------
            13,177,475       7,558,800         20,171

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit  Description
--------------------------------------------------------------------------------

10.01    Form of Restricted Stock Agreement for Non-Employee Directors

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


                                    VOLT INFORMATION SCIENCES, INC.
                                             (Registrant)

Date:  June 7, 2007
                                          By: /s/Jack Egan
                                              ------------------------
                                              Jack Egan
                                              Senior Vice President and
                                              Principal Financial Officer

EXHIBIT INDEX
-------------

Exhibit
Number        Description
-----         -----------

10.01        Form of Restricted Stock Agreement for Non-Employee Directors

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