Form 10-Q
period 2007-07-29
VOLT INFORMATION SCIENCES, INC.
filed 2007-09-07
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X / Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For The Nine Months Ended July 29, 2007.

     Or
  --
 / /  Transition  Report  Pursuant  to Section 13 or 15(d) of the
 --
      Securities Exchange  Act of 1934

For the transition period from                 to
                              ----------           ----------

Commission File No. 1-9232


                         VOLT INFORMATION SCIENCES, INC.
                        --------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             New York                                   13-5658129
  ---------------------------------------             --------------
  (State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)

  560 Lexington Avenue, New York, New York              10022
  ----------------------------------------            ------- -
  (Address of Principal Executive Offices)                  (Zip Code)

  Registrant's Telephone Number, Including Area Code: (212) 704-2400

Not Applicable (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---   ---

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.


Large Accelerated Filer     Accelerated Filer X    Non-Accelerated Filer
                        ---                  ---                         ---

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                           Yes             No   X
                           ------             ----

The number of shares of the registrant's common stock, $.10 par value, outstanding as of September 1, 2007 was 22,431,137.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of Operations (Unaudited) -
            Nine and Three Months Ended July 29, 2007 and July 30, 2006        3

            Condensed Consolidated Balance Sheets -
            July 29, 2007 (Unaudited) and October 29, 2006                     4

            Condensed Consolidated Statements of Cash Flows (Unaudited) -
            Nine Months Ended July 29, 2007 and July 30, 2006                  5

            Notes to Condensed Consolidated Financial Statements               7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         19

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        48


Item 4.     Controls and Procedures                                           50



PART II - OTHER INFORMATION

Item 6.     Exhibits                                                          51

SIGNATURE                                                                     51

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
                                                      Nine Months Ended           Three Months Ended
                                                      -----------------           ------------------
                                                      July 29,        July 30,      July 29,     July 30,
                                                          2007            2006          2007         2006
                                                     ---------       ---------       -------      -------
                                                           (In thousands, except per share amounts)

NET SALES                                           $1,727,466      $1,728,233      $610,465     $584,914

COST AND EXPENSES:
Cost of sales                                        1,593,639       1,595,568       559,056      535,728
Selling and administrative                              75,003          71,061        26,069       23,889
Depreciation and amortization                           28,711          26,022         9,600        9,075
                                                     ---------       ---------       -------      -------
                                                     1,697,353       1,692,651       594,725      568,692
                                                     ---------       ---------       -------      -------

OPERATING PROFIT                                        30,113          35,582        15,740       16,222

OTHER INCOME (EXPENSE):
  Interest income                                        4,410           2,383         1,822          724
  Other expense, net                                    (4,979)         (5,721)       (1,812)      (1,818)
  Foreign exchange loss, net                              (758)           (707)         (305)        (351)
  Interest expense                                      (2,320)         (1,402)         (831)        (499)
                                                     ---------       ---------       -------      -------
  Income before minority interest and income
   taxes                                                26,466          30,135        14,614       14,278

Minority interest                                            -          (1,021)             -           -
                                                     ---------       ---------       -------      -------

Income before income taxes                              26,466          29,114        14,614       14,278
Income tax provision                                   (10,229)        (12,028)       (5,497)      (5,925)
                                                     ---------       ---------       -------      -------

NET INCOME                                             $16,237         $17,086        $9,117       $8,353
                                                     =========       =========       =======      =======

                                                                      Per Share Data
                                                                      --------------

Net income per share - basic                             $0.70           $0.74         $0.40        $0.36
                                                     =========       =========       =======      =======

Weighted average number of shares - basic               23,103          23,166        22,968       23,338
                                                     =========       =========       =======      =======

Net income per share - diluted                           $0.70           $0.73         $0.40        $0.36
                                                     =========       =========       =======      =======

Weighted average number of shares - diluted             23,153          23,315        23,018       23,519
                                                     =========       =========       =======      =======

See accompanying notes to condensed consolidated financial statements
(unaudited).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  July 29,        October 29,
                                                                                    2007              2006
                                                                                (Unaudited)        (Audited)
                                                                             ------------------ ----------------
  ASSETS                                                                            (In thousands, except share
                                                                                              amounts)
  CURRENT ASSETS
    Cash and cash equivalents                                                  $         24,265    $      38,481
    Restricted cash                                                                      34,149           30,713
    Short-term investments                                                                5,152            4,709
    Trade accounts receivable less allowances of $5,766 (2007) and $7,491
     (2006)                                                                             419,097          390,799
    Inventories                                                                          45,262           28,735
    Recoverable income taxes                                                              3,876                -
    Deferred income taxes                                                                 8,314            9,167
    Prepaid insurance and other assets                                                   32,663           37,280
                                                                             ------------------ ----------------
  TOTAL CURRENT ASSETS                                                                  572,778          539,884

  Property, plant and equipment-net                                                      69,884           74,135
  Insurance and other assets                                                              9,461            2,247
  Goodwill                                                                               50,354           50,896
  Other intangible assets-net                                                            29,043           31,959
                                                                             ------------------ ----------------
  TOTAL ASSETS                                                                 $        731,520    $     699,121
                                                                             ================== ================


  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Notes payable to banks                                                     $         24,405    $       4,639
    Current portion of long-term debt                                                       500              470
    Accounts payable                                                                    203,055          190,431
    Accrued wages and commissions                                                        59,475           59,387
    Accrued taxes other than income taxes                                                22,664           20,186
    Accrued insurance and other accruals                                                 27,906           29,241
    Deferred income and other liabilities                                                45,486           37,519
    Income tax payable                                                                        -            3,626
                                                                             ------------------ ----------------
  TOTAL CURRENT LIABILITIES                                                             383,491          345,499

  Accrued insurance                                                                       1,248            4,760
  Long-term debt                                                                         12,448           12,827
  Deferred income taxes                                                                   6,284           10,787


  STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none                  -                -
  Common stock, par value $.10; Authorized 120,000,000 shares (2007) and
   30,000,000 shares (2006); issued --23,480,103 shares
     (2007) and 23,456,974 shares (2006)                                                  2,348            2,346
    Paid-in capital                                                                      50,723           50,203
    Retained earnings                                                                   296,641          280,404
    Accumulated other comprehensive income                                                1,237              245
                                                                             ------------------ ----------------
                                                                                        350,949          333,198
    Less treasury stock -1,048,966 shares (2007) and 300,000 shares (2006),
     at cost                                                                            (22,900)          (7,950)
                                                                             ------------------ ----------------
  TOTAL STOCKHOLDERS' EQUITY                                                            328,049          325,248
                                                                             ------------------ ----------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        731,520    $     699,121
                                                                             ================== ================

See accompanying notes to condensed consolidated financial statements
(unaudited).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                   Nine Months Ended
                                                                            ------------------------------------
                                                                                July 29,           July 30,
                                                                                   2007               2006
                                                                            ----------------- ------------------
                                                                                       (In thousands)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                                                   $         16,237   $         17,086
Adjustments to reconcile net income to cash provided by (used in) operating activities:
  Depreciation and amortization                                                        28,711             26,022
  Accounts receivable provisions                                                        1,229              2,557
  Minority interest                                                                         -              1,021
  Loss on disposition of fixed assets                                                      37                 11
  Loss on foreign currency translation                                                     30                 14
  Deferred income tax benefit                                                          (4,196)            (1,511)
  Share-based compensation expense related to employee stock options                       44                 57
  Excess tax benefit from share-based compensation                                       (110)               (88)
Changes in operating assets and liabilities, net of assets acquired:
  Trade accounts receivable                                                            (7,622)            36,280
  (Reduction in) increase in securitization of accounts receivable                    (20,000)            10,000
  Inventories                                                                         (16,527)            (2,595)
  Prepaid insurance and other current assets                                           (2,825)            (7,403)
  Insurance and other long-term assets                                                    590                219
  Accounts payable                                                                      8,326              1,936
  Accrued expenses                                                                       (947)            (3,544)
  Deferred income and other liabilities                                                14,554             (2,719)
  Income taxes                                                                         (7,156)               (86)
                                                                            ----------------- ------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                              10,375             77,257
                                                                            ----------------- ------------------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                                   Nine Months Ended
                                                                             --------------------------------
                                                                                July 29,         July 30,
                                                                                   2007             2006
                                                                             --------------- ----------------
                                                                                      (In thousands)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Sales of investments                                                          $        6,057  $           975
Purchases of investments                                                              (6,440)          (1,090)
(Increase) decrease in restricted cash                                                (3,436)           2,285
Increase (decrease) in payables related to restricted cash                             3,436           (2,285)
Acquisitions                                                                            (225)         (83,503)
Proceeds from disposals of property, plant and equipment, net                            236            1,366
Purchases of property, plant and equipment                                           (21,310)         (18,035)
                                                                             --------------- ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                (21,682)        (100,287)
                                                                             --------------- ----------------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                                               (349)          (2,321)
Cash paid in lieu of fractional shares                                                   (18)
Exercises of stock options                                                               345            5,276
Excess tax benefit from share-based compensation                                         110               88
Purchase of treasury shares                                                          (22,979)
Increase in notes payable to bank                                                     19,606            3,654
                                                                             --------------- ----------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                   (3,285)           6,697
                                                                             --------------- ----------------

Effect of exchange rate changes on cash                                                  376             (397)
                                                                             --------------- ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (14,216)         (16,730)

Cash and cash equivalents, beginning of period                                        38,481           61,988
                                                                             --------------- ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $       24,265  $        45,258
                                                                             =============== ================

SUPPLEMENTAL INFORMATION
   Cash paid during the period:
   Interest expense                                                           $        2,199  $         1,372
   Income taxes                                                               $       22,045  $        13,568
 Non-cash financing activities:
   Tendered common stock for stock option exercises                                        -  $            72

See accompanying notes to condensed consolidated financial statements
(unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at July 29, 2007 and consolidated results of operations for the nine and three months ended July 29, 2007 and July 30, 2006 and consolidated cash flows for the nine months ended July 29, 2007 and July 30, 2006.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 29, 2006. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

Certain amounts in the third quarter of fiscal 2006 have been reclassified to conform to the fiscal 2007 presentation.


NOTE B--Securitization Program

The Company has a $200.0 million accounts receivable securitization program ("Securitization Program"), which expires in April 2009. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At July 29, 2007, TRFCO had purchased from Volt Funding a participation interest of $90.0 million out of a pool of approximately $269.2 million of receivables.

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

The Company incurred charges in connection with the sale of receivables under the Securitization Program of $3.5 million and $1.3 million in the nine and three months ended July 29, 2007, respectively, compared to $5.0 million and $1.6 million in the nine and three months ended July 30, 2006, respectively, which are included in Other Expense on the condensed consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 6.2% per annum and 5.5% per annum in the nine-month 2007 and 2006 fiscal periods, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated that the retained interest in receivables approximated fair values.

At July 29, 2007 and October 29, 2006, the Company's carrying retained interest in a revolving pool of receivables was approximately $178.3 million and $164.2 million, respectively, net of a service fee liability, out of a total pool of approximately $269.2 million and $275.2 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $90.0 million and $110.0 million at July 29, 2007 and October 29, 2006, respectively. Accordingly, the trade accounts receivable included on the July 29, 2007 and October 29, 2006 balance sheets were reduced to reflect the participation interest sold of $90.0 million and $110.0 million, respectively.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof, from a nationally recognized rating organization. At July 29, 2007, the Company was in compliance with all requirements of the Securitization Program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE C--Inventories

Inventories of accumulated unbilled costs, principally work in process, and materials, net of related reserves by segment are as follows:
                                                  July 29,     October 29,
                                                   2007            2006
                                                ----------  ---------------
                                                       (In thousands)

Telephone Directory                                 $9,063         $11,527
Telecommunications Services                         28,847          12,606
Computer Systems                                     7,352           4,602
                                                  --------       ---------
Total                                              $45,262         $28,735
                                                   =======         =======

The cumulative amounts billed under service contracts at July 29, 2007 and October 29, 2006 of $19.0 million and $10.9 million, respectively, are credited against the related costs in inventory. In addition, reserves at July 29, 2007 and October 29, 2006 of $3.3 million and $4.5 million, respectively, are credited against the related costs in inventory.


NOTE D--Short-Term Borrowings

At July 29, 2007, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit of up to an aggregate of $119.1 million, including the Company's $40.0 million secured, syndicated revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $70.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility"). The Company had total outstanding bank borrowings of $24.4 million. Included in these borrowings were $9.4 million of foreign currency borrowings which provide a hedge against foreign denominated net assets.

Credit Agreement
----------------

The Credit Agreement, which expires in April 2008, established a secured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. At July 29, 2007, the Company had no borrowings against this facility. The administrative agent for the Credit Facility is JPMorgan Chase Bank, N.A. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo Bank, N.A., Lloyds TSB Bank PLC and Bank of America, N.A.

Borrowings under the Credit Agreement are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the rating of the facility as provided by a nationally recognized rating agency. The Credit Agreement requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at July 29, 2007, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.2% per annum, excluding a fee of 0.3% per annum paid on the entire facility.

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

50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At July 29, 2007, the Company was in compliance with all covenants in the Credit Agreement.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At July 29, 2007, four of those guarantors have pledged approximately $46.0 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

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

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $70.0 million (increased to $100.0 million - see Note N - Subsequent Events) with a sublimit of $10.0 million on the issuance of letters of credit. At July 29, 2007, $20.6 million was drawn on this facility. Certain rate options, as well as the commitment fee, are based on a leverage ratio, as defined. Based upon Volt Delta's leverage ratio at July 29, 2007, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.2% per annum. Volt Delta also pays a commitment fee of 0.2% on the unused portion of the Delta Credit Facility.

The Delta Credit Facility provides for the maintenance of various financial ratios and covenants, including, among other things, a total debt to EBITDA ratio, as defined, which cannot exceed 2.0 to 1.0 on the last day of any fiscal quarter, a fixed charge coverage ratio, as defined, which cannot be less than
2.0 to 1.0 and the maintenance of a consolidated net worth, as defined. The Delta Credit Facility also imposes limitations on, among other things, incurrence of additional indebtedness or liens, the amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures. At July 29, 2007, Volt Delta was in compliance with all covenants in the Delta Credit Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE E--Long-Term Debt and Financing Arrangements

In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $12.9 million, of which $0.5 million is current, at July 29, 2007. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at July 29, 2007 of $9.6 million. The obligation is guaranteed by the Company.


NOTE F--Stockholders' Equity

On December 19, 2006, the Company's Board of Directors authorized and approved a three-for-two stock split in the form of a dividend on the Company's common stock. Shares of common stock were distributed on January 26, 2007, to all stockholders of record as of January 15, 2007. Any fractional shares resulting from the dividend were paid in cash. Information pertaining to shares, earnings per share, common stock and paid-in capital has been adjusted in the accompanying financial statements and footnotes, except for the table below, to reflect the stock split.

Changes in the major components of stockholders' equity for the nine months ended July 29, 2007 are as follows:

                                         Common           Paid-In         Treasury        Retained
                                           Stock           Capital           Stock         Earnings
                                      --------------- ----------------- --------------- ---------------
                                                               (In thousands)

Balance at October 29, 2006            $        2,346  $         50,203        ($7,950)   $     280,404
Stock options exercised--23,625 shares              2               608                               -
Cash paid in lieu of fractional shares                              (18)
Issuance of restricted stock                                        (79)            79
Amortization of restricted stock                                      9
Purchase of treasury stock                                                     (15,029)
Net income for the nine months                      -                 -              -           16,237
                                      --------------- ----------------- --------------- ---------------
Balance at July 29, 2007               $        2,348  $         50,723       ($22,900)   $     296,641
                                      =============== ================= =============== ===============

Another component of stockholders' equity, the accumulated other comprehensive income, consists of cumulative unrealized foreign currency translation adjustments, net of taxes, a gain of $1.2 million and a gain of $192,000 at July 29, 2007 and October 29, 2006, respectively, and an unrealized gain, net of taxes, of $66,000 and $53,000 in marketable securities at July 29, 2007 and October 29, 2006, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive income as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE F--Stockholders' Equity--Continued

                                                          Nine Months Ended             Three Months Ended
                                                     ---------------------------- ------------------------------
                                                      July 29,       July 30,        July 29,        July 30,
                                                         2007           2006            2007           2006
                                                     ----------- ---------------- --------------- --------------
                                                                           (In thousands)

Net income                                           $    16,237  $        17,086 $         9,117 $        8,353
Foreign currency translation adjustments, net                979              474             353           (210)
Unrealized gain (loss) on marketable securities, net          13              (25)              7            (46)
                                                     ----------- ---------------- --------------- --------------
Comprehensive income                                 $    17,229  $        17,535 $         9,477 $        8,097
                                                     =========== ================ =============== ==============

NOTE G--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                     Nine Months Ended                Three Months Ended
                                              -------------------------------- --------------------------------
                                                 July 29,         July 30,        July 29,         July 30,
                                                   2007             2006            2007             2006
                                              --------------- ---------------- --------------- ----------------
Denominator for basic earnings per share:
  Weighted average number of shares                23,103,167       23,166,227      22,967,583       23,337,895

Effect of dilutive securities:
  Employee stock options                               50,312          149,038          50,092          180,844
                                              --------------- ---------------- --------------- ----------------

Denominator for diluted earnings per share:
  Adjusted weighted average number of shares       23,153,479       23,315,265      23,017,675       23,518,739
                                              =============== ================ =============== ================

Options to purchase 21,300 and 3,000 shares of the Company's common stock were outstanding at July 29, 2007 and July 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE H--Segment Disclosures

Financial data concerning the Company's sales and segment operating profit
(loss) by reportable operating segment for the nine and three months ended July 29, 2007 and July 30, 2006:

                                                    Nine Months Ended              Three Months Ended
                                              --------------------------------------------------------------
                                                 July 29,       July 30,        July 29,        July 30,
                                                    2007          2006            2007            2006
                                              --------------------------------------------------------------
Net Sales:                                                            (In thousands)
----------------------------------------------
Staffing Services
 Staffing                                      $   1,433,008 $    1,415,066 $       509,003 $       484,882
 Managed Services                                    904,644        806,815         275,819         281,948
                                              --------------------------------------------------------------
 Total Gross Sales                                 2,337,652      2,221,881         784,822         766,830
 Less: Non-Recourse Managed Services                (868,261)      (762,694)       (265,729)       (267,591)
                                              --------------------------------------------------------------
 Net Staffing Services                             1,469,391      1,459,187         519,093         499,239
Telephone Directory                                   55,527         54,437          20,802          21,426
Telecommunications Services                           76,897         89,959          28,347          22,550
Computer Systems                                     139,131        139,716          47,413          46,305
Elimination of intersegment sales                    (13,480)       (15,066)         (5,190)         (4,606)
                                              --------------------------------------------------------------

Total Net Sales                                $   1,727,466 $    1,728,233 $       610,465 $       584,914
                                              ==============================================================

Segment Operating Profit (Loss):
----------------------------------------------
Staffing Services                              $      32,515 $       35,573 $        13,300 $        16,248
Telephone Directory                                    9,162         10,521           4,243           4,243
Telecommunications Services                              649            539             943            (189)
Computer Systems                                      17,639         21,632           6,932           6,046
                                              --------------------------------------------------------------
Total Segment Operating Profit                        59,965         68,265          25,418          26,348

General corporate expenses                           (29,852)       (32,683)         (9,678)        (10,126)
                                              --------------------------------------------------------------
Total Operating Profit                                30,113         35,582          15,740          16,222

Interest income and other (expense), net                (569)        (3,338)             10          (1,094)
Foreign exchange loss, net                              (758)          (707)           (305)           (351)
Interest expense                                      (2,320)        (1,402)           (831)           (499)
                                              --------------------------------------------------------------

Income Before Minority Interest and Income
 Taxes                                         $      26,466 $       30,135 $        14,614 $        14,278
                                              ==============================================================

During the nine months ended July 29, 2007, consolidated assets increased by $32.4 million primarily due to a decrease in the use of the Company's Securitization Program, an increase in inventory in the Telecommunications Services segment and an increase in the level of accounts receivable in the Staffing Services segment partially offset by a decrease in cash, cash equivalents and restricted cash.

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

Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At July 29, 2007, the Company had no outstanding derivative financial instruments.

Restricted cash at July 29, 2007 and October 29, 2006 was approximately $34.1 million and $30.7 million, respectively, restricted to cover obligations that were reflected in accounts payable at such dates. These amounts primarily relate to contracts with customers in which the Company manages the customers' alternative staffing requirements, including the payment of associate vendors.

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

                                 Pro Forma Results
                                 -----------------
                                 Nine Months Ended
                                 -----------------

                                       July 30,
                                         2006
                                      ----------
                         (In thousands, except per share amounts)

       Net sales                                   $1,732,172
                                                   ==========
       Operating profit                               $36,117
                                                   ==========
       Net income                                     $17,999
                                                   ==========
       Earnings per share
       Basic                                            $0.78
                                                   ==========
       Diluted                                          $0.77
                                                   ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE J--Acquisition of Businesses--Continued

As previously announced, on June 18, 2007, Volt Delta signed a definitive merger agreement with LLSi Corp. and certain shareholders of LSSI. As a result of the merger, LSSI will become a wholly-owned subsidiary of Volt Delta. The total merger consideration will be approximately $70 million in cash subject to adjustment after the closing based upon the amount of LSSi's working capital on the closing date.

The combination of Volt Delta's application development, integration and hosting expertise and LSSi's highly efficient data processing will allow Volt Delta to serve a broader base of customers by aggregating the most current and accurate business and consumer information possible. The transaction is subject to antitrust and regulatory approvals as well as other customary closing conditions and is expected to close in the Company's fourth quarter of 2007.

Volt Delta will utilize the Delta Credit Facility to finance approximately $55 million of the merger consideration with the remainder being contributed by the Company (see Note N - Subsequent Event). Substantially all of the merger consideration will be attributable to goodwill and intangible assets.

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

The following table represents the balance of intangible assets:

                                                      July 29, 2007                        October 29, 2006
                                        ------------------------------------------ ---------------------------------
                                          Gross Carrying         Accumulated       Gross Carrying     Accumulated
                                               Amount            Amortization           Amount        Amortization
                                        ------------------- ---------------------- ---------------- ----------------
                                                                       (In thousands)
Customer relationships                    $          18,038      $           4,223   $       17,645   $        2,890
Existing technology                                  13,164                  2,684           13,164            1,466
Contract backlog                                      3,200                  1,267            3,200              667
Trade name (a)                                        2,016                      -            2,016                -
Reseller network                                        816                    161              816               85
Non-compete agreements and trademarks                   325                    181              325               99
                                        ------------------- ---------------------- ---------------- ----------------
Total                                     $          37,559      $           8,516   $       37,166   $        5,207
                                        =================== ====================== ================ ================

     (a) Trade names have an indefinite life and are not amortized.

In fiscal 2007, the total intangible assets acquired were $0.2 million for acquisition of two directories by the Telephone Directory Segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE L--Primary Insurance Casualty Program

The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premium are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. At July 29, 2007, the Company's net prepaid for the outstanding plan years was $21.5 million compared to $18.9 million at October 29, 2006.

NOTE M--Incentive Stock Plans

The Non-Qualified Option Plan ("1995 Plan") adopted by the Company in fiscal 1995 terminated on May 16, 2005 except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at July 29, 2007 were granted at 100% of the market price on the date of grant and become fully vested within one to five years after the grant date.

Under the 1995 Plan, compensation expense of $36,000 and $57,000 for the nine months ended July 29, 2007 and July 30, 2006, respectively, is recognized in the selling and administrative expenses in the Company's condensed consolidated statement of operations on a straight-line basis over the vesting periods. As of July 29, 2007, there was $41,700 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted average period of 0.8 years.

The intrinsic values of options exercised during the nine-month periods ended July 29, 2007 and July 30, 2006 were $0.6 million and $3.9 million, respectively. The total cash received from the exercise of stock options was $0.3 million and $5.3 million in the nine month periods ended July 29, 2007 and July 30, 2006, respectively, and is classified as financing cash flows in the condensed consolidated statement of cash flows. The actual tax benefit realized on the exercise of options was $0.2 million and $1.6 million for the nine-month periods ended July 29, 2007 and July 30, 2006, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE M--Incentive Stock Plans--Continued

There were 3,000 shares of restricted stock granted under the 2006 Plan (500 shares of restricted stock to each non-employee member of the Board of Directors) on April 5, 2007. Compensation expense of $8,500 is recognized in the selling and administrative expenses in the Company's condensed consolidated statement of operations for the nine month period ended July 29, 2007 on a straight-line basis over the vesting period. As of July 29, 2007, there was $72,500 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted average period of three years.

NOTE N--Subsequent Event

In August 2007, Volt Delta amended the Delta Credit Facility to, among other things, increase the facility to $100.0 million. Volt Delta plans to use part of the increase in liquidity to finance the previously announced merger of its wholly owned subsidiary, LSSI Resources Corp., with LSSi Corp.

On September 4, 2007, Volt Delta received the necessary regulatory clearances to proceed with its previously announced definitive merger agreement with LSSi Corp. The transaction is expected to close within the next two weeks and as a result of the merger, LSSI Data Corp. will become a wholly owned subsidiary of Volt Delta. (See Note J - Acquisition of Businesses).

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

Staffing Services:

     Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In the first nine months of fiscal 2007, this revenue comprised approximately 77% of net consolidated sales.

     Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, for which the Company receives an administrative fee for arranging for, billing for and collecting the billings related to staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company's payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In addition, sales for certain contracts generated by the Company's Staffing Solutions Group's managed services operations have similar attributes. In the first nine months of fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
---------------------------------------

     Outsourced Projects: Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables, in accordance with the AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts." The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis; when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In the first nine months of fiscal 2007, this revenue comprised approximately 6% of net consolidated sales.

Telephone Directory:

     Directory Publishing: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in the United States and Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered. In the first nine months of fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

     Ad Production and Other: Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance. In the first nine months of fiscal 2007, this revenue comprised approximately 1% of net consolidated sales.

Telecommunications Services:

     Construction: Sales are derived from the Company supplying aerial and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in SOP No. 81-1, using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project. In the first nine months of fiscal 2007, this revenue comprised approximately 3% of net consolidated sales.

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and, if applicable, any completed units are delivered and accepted by the customer. In the first nine months of fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

Computer Systems:

     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In the first nine months of fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as applicable. In the first nine months of fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in SOP 97-2, "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value or by the use of the percentage of completion method when applicable. In the first nine months of fiscal 2007, this revenue comprised approximately 3% of net consolidated sales.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

The net deferred tax asset at July 29, 2007 was $2.0 million, net of the valuation allowance of $2.7 million. The valuation allowance was recorded to reflect uncertainties about whether the Company will be able to utilize some of its deferred tax assets (consisting primarily of foreign net operating loss carryforwards) before they expire. The valuation allowance is based on estimates of taxable income for the applicable jurisdictions and the period over which the deferred tax assets will be realizable.

Securitization Program - The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 156, "Accounting for Transfers and Servicing of Financial Assets an amendment of SFAS No. 140." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A, was $90.0 million and $110.0 million at July 29, 2007 and October 29, 2006, respectively. Accordingly, the trade receivables included on the July 29, 2007 and October 29, 2006 balance sheets have been reduced to reflect the participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company) for any of the sold receivables.

Primary Casualty Insurance Program - The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds, and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premiums are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For each policy year, management evaluates the accrual and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of services in the period in which such determination is made.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Medical Insurance Program -The Company is self-insured for the majority of its medical benefit programs. The Company remains insured for a portion of its medical program (primarily HMOs) as well as the entire dental program. The Company provides the self-insured medical benefits through an arrangement with a third party administrator. However, the liability for the self-insured benefits is limited by the purchase of stop loss insurance. The contributed and withheld funds and related liabilities for the self-insured program together with unpaid premiums for the insured programs are held in an IRS Code Section 501(c)(9) employee welfare benefit trust. These amounts, other than the current provisions, do not appear on the balance sheet of the Company. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected losses based on statistical analyses of historical data. The provision for future payments is initially adjusted by the enrollment levels in the various plans. Periodically, the resulting liabilities are monitored and will be adjusted as warranted by changing circumstances. Should the amount of claims occurring exceed what was estimated or medical costs increase beyond what was expected, liabilities might not be sufficient, and additional expense may be recorded by the Company.

Legal Contingencies - The Company is subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. A quarterly review is performed of each significant matter to assess any potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, a liability and an expense are recorded for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Any accruals are based on the best information available at the time. As additional information becomes available, a reassessment is performed of the potential liability related to any pending claims and litigation and may revise the Company's estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material impact on the results of operations and financial position but there are no claims or legal proceedings pending against the Company or its subsidiaries which, in the opinion of management, would have a material adverse effect on the Company's consolidated financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 29, 2007 COMPARED
TO THE NINE MONTHS ENDED JULY 30, 2006

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not indicative of the results which may be expected for any subsequent periods.

                                                     Nine Months Ended             Three Months Ended
                                                ----------------------------- -------------------------------
                                                   July 29,       July 30,       July 29,        July 30,
                                                      2007           2006           2007            2006
                                                -------------- -------------- --------------- ---------------
Net Sales:                                                             (In thousands)
------------------------------------------------
Staffing Services
 Staffing                                        $   1,433,008  $   1,415,066  $      509,003  $      484,882
 Managed Services                                      904,644        806,815         275,819         281,948
                                                -------------- -------------- --------------- ---------------
 Total Gross Sales                                   2,337,652      2,221,881         784,822         766,830
 Less: Non-Recourse Managed Services                  (868,261)      (762,694)       (265,729)       (267,591)
                                                -------------- -------------- --------------- ---------------
 Net Staffing Services                               1,469,391      1,459,187         519,093         499,239
Telephone Directory                                     55,527         54,437          20,802          21,426
Telecommunications Services                             76,897         89,959          28,347          22,550
Computer Systems                                       139,131        139,716          47,413          46,305
Elimination of intersegment sales                      (13,480)       (15,066)         (5,190)         (4,606)
                                                -------------- -------------- --------------- ---------------

Total Net Sales                                  $   1,727,466  $   1,728,233  $      610,465  $      584,914
                                                ============== ============== =============== ===============

Segment Operating Profit (Loss):
------------------------------------------------
Staffing Services                                $      32,515  $      35,573  $       13,300  $       16,248
Telephone Directory                                      9,162         10,521           4,243           4,243
Telecommunications Services                                649            539             943           (189)
Computer Systems                                        17,639         21,632           6,932           6,046
                                                -------------- -------------- --------------- ---------------
Total Segment Operating Profit                          59,965         68,265          25,418          26,348

General corporate expenses                             (29,852)       (32,683)         (9,678)        (10,126)
                                                -------------- -------------- --------------- ---------------
Total Operating Profit                                  30,113         35,582          15,740          16,222

Interest income and other (expense), net                  (569)        (3,338)             10          (1,094)
Foreign exchange loss, net                                (758)          (707)           (305)           (351)
Interest expense                                        (2,320)        (1,402)           (831)           (499)
                                                -------------- -------------- --------------- ---------------

Income Before Minority Interest and Income Taxes $      26,466  $      30,135  $       14,614  $       14,278
                                                ============== ============== =============== ===============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 29, 2007 COMPARED
TO THE NINE MONTHS ENDED JULY 30, 2006--Continued

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

     o Staffing Solutions provides a full spectrum of managed staffing, temporary/contract personnel employment, and workforce solutions. This functional area is comprised of the Technical Placement ("Technical") division and the Administrative and Industrial ("A&I") division. The contractors on assignment are usually on the payroll of the Company for the length of their assignment, but this functional area also uses subcontractors from other staffing providers ("associate vendors") when necessary. This functional area also provides direct placement services, and upon requests from customers, will convert Company contract personnel to permanent customer positions ("permanent placement"). In addition, the Company's Recruitment Process Outsourcing ("RPO") services deliver end-to-end hiring solutions and technology to customers. The Technical division provides skilled employees, such as computer and other IT specialties, engineering, design, scientific and technical support in the Technical division. The A&I division provides administrative, clerical, office automation, accounting and financial personnel, call center and light industrial personnel. The Technical division assignments usually last from weeks to months, whereas the A&I division assignments usually last from days to weeks.

     o E-Procurement Solutions provides global vendor neutral human capital acquisition and management solutions by combining web-based tools and business process outsourcing services. The contractors on assignment are usually from associate vendor firms, although at times, Volt recruited contractors may be selected to fill some assignments. The skill sets utilized in this functional area closely match those of the Technical assignments within the Staffing Solutions area. The Company receives a fee for managing the associate vendor process, and the revenue for such services is recognized net of its associated costs. This functional area, which is part of the Technical division, is comprised of the ProcureStaff operation.

     o Information Technology Solutions provides a wide range of services including consulting, outsourcing and turnkey project management in the product development lifecycle, IT and customer contact markets. Offerings include electronic game testing, hardware and software testing, technical communications, technical call center support, data center management, enterprise technology implementation and integration and corporate help desk services. This functional area offers higher margin project-oriented services to its customers and assumes greater responsibility for the finished product in contrast to the other areas within the segment. This functional area, which is part of the Technical division, is comprised of the VMC Consulting operation.

Telephone Directory: This segment publishes independent telephone directories and provides telephone directory production services, database management and printing. Most of the revenues of this segment are derived from the sales of telephone directory advertising for the books it publishes. This segment is comprised of the DataNational directory publishing operation, the Uruguay directory publishing and printing operations, and other domestic directory production locations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 29, 2007 COMPARED
TO THE NINE MONTHS ENDED JULY 30, 2006--Continued

EXECUTIVE OVERVIEW--Continued
-----------------------------

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

     Computer Systems: This segment provides directory and operator systems and services primarily for the telecommunications industry and provides IT maintenance services. The segment sells information service systems to its customers and, in addition, provides an Application Service Provider ("ASP") model which also provides information services, including infrastructure and database content, on a transactional fee basis. It also provides third-party IT and data services to others. This segment is comprised of Volt Delta Resources, Volt Delta International, DataServ and the Maintech computer maintenance division.

The Company's operating segments have been determined in accordance with the Company's internal management structure, which is based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating profit. The Company defines operating profit as pre-tax income, before general corporate expenses, interest income and expense, and other non-operating income and expense items. Operating profit provides management, investors and equity analysts a measure to analyze operating performance of each business segment against historical and competitors' data, although historical results, including operating profit, may not be indicative of future results, as operating profit is highly contingent on many factors, including the state of the economy and customer preferences.

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

Numerous non-seasonal factors impacted sales and profits in the nine and three months of fiscal 2007. In the current nine and three month periods, the sales and operating profits of the Staffing Services segment, in addition to the factors noted above, were negatively impacted by a decrease in the use of contingent staffing in the A&I division. Operating profits of the segment for the nine months were lower than in the comparable period of fiscal 2006 due to the A&I sales decrease and an increase in overhead costs in dollars and as a percentage of sales, partially offset by an improvement in gross margin percentages due to lower payroll tax costs and workers' compensation costs. The workers' compensation cost run rate for the current nine-month period is lower than the comparable period by approximately $1.0 million per quarter due to the segment working closely with customers to better manage workers' compensation costs and the improved regulatory environment within several states. The Company anticipates this reduced level of workers' compensation costs will continue for the remainder of fiscal 2007. In the current quarter, operating profits were lower than in the comparable quarter in fiscal 2006 due to the A&I sales decrease, lower gross margins in the Technical division and an increase in overhead costs as a percentage of sales. The gross margins in the A&I division increased due to reductions in payroll tax costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 29, 2007 COMPARED
TO THE NINE MONTHS ENDED JULY 30, 2006--Continued

EXECUTIVE OVERVIEW--Continued
-----------------------------

The Telephone Directory segment's sales increased in the nine months of fiscal 2007 from the comparable fiscal 2006 period, but operating profits decreased, and in the current fiscal quarter, sales decreased slightly and operating profits remained constant from the comparable 2006 fiscal period. The decreased operating profit in the nine-month period was primarily due to a decrease in gross margin percentage attributable to the mix of telephone directories delivered, along with an increase in overhead costs in dollars and as a percentage of sales.

In the Telecommunications Services segment, sales decreased in the nine months of fiscal 2007 from the comparable fiscal 2006 period, with operating profits increasing, and in the current quarter, sales and operating results improved from the comparable 2006 quarter. The gross margin percentages improved in the nine and three-month periods due to the mix of jobs completed during the period; however, overhead costs increased as a percentage of sales.

The Computer Systems segment's sales and operating profits decreased in the nine months of fiscal 2007 from the comparable 2006 fiscal period, although in the current quarter, sales and operating profits increased from the comparable 2006 quarter. Gross margin percentages increased for the nine and three-month periods due to the mix of the various revenue components, and overhead costs increased in dollars and as a percentage of sales in the nine and three-month periods.

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

RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In the first nine months of fiscal 2007, consolidated net sales decreased by $0.8 million, remaining at $1.7 billion, from the comparable period in fiscal 2006. The decrease was primarily attributable to the Telecommunications Services segment, $13.1 million and the Computer Systems segment, $0.6 million, partially offset by increases in the Staffing Services segment, $10.2 million and the Telephone Directory segment, $1.1 million.

Net income for the first nine months of fiscal 2007 was $16.2 million compared to net income of $17.1 million in the comparable 2006 period. The Company reported a pre-tax profit before minority interest for the nine months of fiscal 2007 of $26.5 million, compared to $30.1 million in the comparable prior year period.

The Company reported an operating profit of $30.1 million, a decrease of $5.5 million, or 15%, from the comparable period in fiscal 2006, due to a decrease in segment operating profit of $8.3 million, partially offset by a decrease in general corporate expenses of $2.8 million, or 9%. The decrease in segment operating profit

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 29, 2007 COMPARED
TO THE NINE MONTHS ENDED JULY 30, 2006--Continued

RESULTS OF OPERATIONS - SUMMARY -Continued
------------------------------------------

was attributable to the Computer Systems segment, $4.0 million, the Staffing Services segment, $3.1 million and the Telephone Directory segment, $1.3 million, partially offset by an increase of $0.1 in the Telecommunications Services segment. The decrease in general corporate expenses was primarily due to a one-time accrual of $1.2 million in the second quarter of fiscal 2006 for death benefits related to two senior corporate executives together with a reduction in professional fees.


RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------

                                                  Nine Months Ended
                                                  -----------------
                                     July 29, 2007        July 30, 2006
                                     -------------        -------------
Staffing Services                             % of                 % of      Favorable       Favorable
(Dollars in Millions)                          Net                  Net   (Unfavorable)   (Unfavorable)
                                  Dollars    Sales     Dollars    Sales       $ Change        % Change
-------------------------------------------------------------------------------------------------------

Staffing Sales (Gross)           $1,433.0             $1,415.1                   $17.9            1.3%
Managed Service Sales (Gross)      $904.6               $806.8                   $97.8           12.1%
Sales (Net) *                    $1,469.4             $1,459.2                   $10.2            0.7%
Gross Profit                       $236.4    16.1%      $225.8    15.5%          $10.6            4.7%
Overhead                           $203.9    13.9%      $190.2    13.0%         ($13.7)          (7.2%)
Operating Profit                    $32.5     2.2%       $35.6     2.4%          ($3.1)          (8.7%)

*Sales (Net) only includes the gross margin on managed service sales.

The increase in net sales of the Staffing Services segment in the first nine months of fiscal 2007 from the comparable fiscal 2006 period was due to a $61.7 million increase in net Technical sales, partially offset by a $51.5 million decrease in net A&I sales. Foreign generated sales for the current nine months increased by 33% from the comparable nine-month period, and accounted for 6% of total Staffing Services net sales for the fiscal 2007 period. On a constant currency basis, foreign sales increased 24%.

The decrease in operating profit was due to the increase in overhead in dollars and as a percentage of sales, partially offset by the net sales increase, and the increase in gross margin percentage. The increased gross margin percentage was due to a 0.3 percentage point reduction in workers' compensation costs as a percentage of direct labor resulting from improvements in claims experience and the regulatory environment in several states, a 0.6 percentage point reduction in payroll taxes as a percentage of direct labor, and an increase in higher margin permanent placement and RPO business. In the current nine months, permanent placement and RPO sales represented 2% of the segment's net sales compared to 1% in the comparable nine months. The increase in overhead percentage was due to a sales growth that was less than expected, along with the costs associated with the higher margin permanent placement and RPO sales. The segment is focused on reducing overhead costs to compensate for lower sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 29, 2007 COMPARED
TO THE NINE MONTHS ENDED JULY 30, 2006--Continued

STAFFING SERVICES--Continued
----------------------------

                                                  Nine Months Ended
                                                  -----------------
                                     July 29, 2007        July 30, 2006
                                     -------------        -------------
Technical Placement
Division                                      % of                 % of      Favorable       Favorable
--------                                       Net                  Net   (Unfavorable)   (Unfavorable)
(Dollars in Millions)             Dollars    Sales     Dollars    Sales       $ Change        % Change
                                  -------    -----     -------    -----       --------        --------
Sales (Gross)                    $1,849.9             $1,682.9                  $167.0            9.9%
Sales (Net) *                    $1,003.0               $941.3                   $61.7            6.6%
Gross Profit                       $160.5    16.0%      $150.2    16.0%          $10.3            6.9%
Overhead                           $129.3    12.9%      $118.5    12.6%         ($10.8)          (9.1%)
Operating Profit                    $31.2     3.1%       $31.7     3.4%          ($0.5)          (1.6%)

*Sales (Net) only includes the gross margin on managed service sales.


The Technical division's increase in gross sales in the nine months of fiscal 2007 from the comparable fiscal 2006 period included increases of approximately $51 million of sales to new customers, or customers with substantial increased business, as well as $134 million attributable to net increases in sales to continuing customers. This was partially offset by sales decreases of approximately $18 million from customers whose business with the Company either ceased or was substantially lower than in the comparable period of fiscal 2006. The Technical division's increase in net sales in the nine months of fiscal 2007 as compared to the comparable period in fiscal 2006 was comprised of a $54.9 million, or 7%, increase in traditional alternative staffing, a $14.9 million, or 18%, increase in higher margin VMC Consulting project management and consulting sales, partially offset by a decrease of $8.1 million, or 20%, in net managed service associate vendor sales.

The decrease in the operating profit was the result of the increase in overhead in dollars and as a percentage of net sales partially offset by the increase in net sales and gross margin. The increase in gross margin was due to the increase in the higher margin project sales of VMC Consulting, a 0.4 percentage reduction in payroll taxes as a percentage of direct labor, together with an increase in higher margin permanent placement and RPO business. The increase in overhead percentage for the nine months was a result of sales growth that was less than expected along with the costs associated with the higher margin permanent placement and RPO sales.

                                                  Nine Months Ended
                                                  -----------------
                                     July 29, 2007        July 30, 2006
                                     -------------        -------------
Administrative &
Inudstrial Division
--------------------                          % of                 % of      Favorable       Favorable
(Dollars in Millions)                          Net                  Net   (Unfavorable)   (Unfavorable)
                                  Dollars    Sales     Dollars    Sales       $ Change        % Change
                                  -------    -----     -------    -----       --------        --------

Sales (Gross)                      $487.7               $539.0                  ($51.3)          (9.5%)
Sales (Net)*                       $466.4               $517.9                  ($51.5)          (9.9%)
Gross Profit                        $75.9    16.3%       $75.6    14.6%           $0.3            0.3%
Overhead                            $74.6    16.0%       $71.7    13.8%          ($2.9)          (4.0%)
Operating Profit                     $1.3     0.3%        $3.9     0.8%          ($2.6)         (65.4%)

*Sales (Net) only includes the gross margin on managed service sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 29, 2007 COMPARED
TO THE NINE MONTHS ENDED JULY 30, 2006--Continued

STAFFING SERVICES--Continued
----------------------------

The A&I division's decrease in gross sales in the first nine months of fiscal 2007 from the comparable fiscal 2006 period included a decline of approximately $37 million of sales to customers which the Company either ceased or substantially reduced servicing in the nine months, as well as $26 million attributable to decreases in sales to continuing customers. This was partially offset by growth of $12 million from new customers, or customers whose business with the Company in the comparable 2006 period was substantially below the current period's volume.

The decrease in operating profit was the result of the decrease in net sales, the increase in overhead in dollars and as a percentage of sales, partially offset by the increased gross margin percentage. The increase in gross margin percentage was primarily due to a 0.6 percentage point reduction in workers' compensation costs as a percentage of direct labor resulting from improvements in claims experience and the regulatory environment in several states, a 0.5 percentage point reduction in payroll taxes as a percentage of direct labor, together with an increase in higher margin permanent placement and RPO business. The increase in overhead percentage for the current nine months was due to the sales decrease without a corresponding reduction in overhead costs, along with increases in overhead costs related to high-margin permanent placement and RPO sales . The division is focused on reducing overhead costs to compensate for lower sales. In the nine months of fiscal 2007, the division closed eight underperforming branches, and in the third quarter, the overhead costs were lower than the comparable 2006 quarter and the second quarter of fiscal 2007.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 29, 2007 COMPARED
TO THE NINE MONTHS ENDED JULY 30, 2006--Continued

TELEPHONE DIRECTORY
-------------------

                                                  Nine Months Ended
                                                  -----------------
                                     July 29, 2007        July 30, 2006
                                     -------------        -------------
Telephone Directory
-------------------                           % of                 % of      Favorable       Favorable
(Dollars in Millions)                          Net                  Net   (Unfavorable)   (Unfavorable)
                                  Dollars    Sales     Dollars    Sales       $ Change        % Change
                                  -------    -----     -------    -----       --------        --------
Sales (Net)                         $55.5                $54.4                    $1.1            2.0%
Gross Profit                        $28.3    51.0%       $28.7    52.7%          ($0.4)          (1.3%)
Overhead                            $19.1    34.5%       $18.2    33.4%          ($0.9)          (5.4%)
Operating Profit                     $9.2    16.5%       $10.5    19.3%          ($1.3)         (12.9%)

The components of the Telephone Directory segment's sales increase for the first nine months of fiscal 2007 from the comparable 2006 period were increases of $1.7 million, or 27%, in printing and telephone directory publishing sales in Uruguay, and $0.1 million in the DataNational community telephone directory publishing sales, partially offset by a decrease of $0.7 million, or 7%, in telephone production operation and other sales. The sales increase in Uruguay was comprised of $1.5 million in publishing sales and $0.2 million in printing sales. The publishing sales increases by DataNational and in Uruguay are due to the timing of the deliveries of their directories. DataNational published 97 directories in the current nine months and the comparable nine months, with the total sales for those books being 1% greater than those same books published in the prior publishing year. The sales decline for telephone production and other is due to decreased volumes with existing customers.

The segment's decreased operating profit was primarily due to the mix of telephone directories delivered in the current nine-month period by DataNational and in Uruguay, as compared to the prior year's comparable period and the increase in overhead in dollars and as a percentage of sales, partially offset by the sales increase.

Other than the DataNational division and the telephone directory publishing operation in Uruguay, which accounted for 70% of the segment's sales in the nine-month period of fiscal 2007, the segment's business is obtained through submission of competitive proposals for production and other contracts. These short and long-term contracts are re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, this segment's sales and profitability are highly dependent on advertising revenue for DataNational's directories, which could be affected by general economic conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 29, 2007 COMPARED
TO THE NINE MONTHS ENDED JULY 30, 2006--Continued

TELECOMMUNICATIONS SERVICES

                                                  Nine Months Ended
                                                  -----------------
                                     July 29, 2007        July 30, 2006
                                     -------------        -------------
Telecommunication
Services
--------                                      % of                 % of      Favorable       Favorable
(Dollars in Millions)                          Net                  Net   (Unfavorable)   (Unfavorable)
                                  Dollars    Sales     Dollars    Sales       $ Change        % Change
-------------------------------------------------------------------------------------------------------

Sales (Net)                         $76.9                $90.0                  ($13.1)         (14.5%)
Gross Profit                        $19.4    25.2%       $19.7    21.9%          ($0.3)          (1.6%)
Overhead                            $18.8    24.4%       $19.2    21.3%           $0.4            2.2%
Operating Profit                     $0.6     0.8%        $0.5     0.6%           $0.1           20.4%

The Telecommunications Services segment's sales decrease in the first nine months of fiscal 2007 from the comparable 2006 period was due to decreases of $10.9 million, or 20%, in the Construction and Engineering division, and $2.2 million, or 6%, in the Network Enterprise Solutions division. The sales decrease in the Construction and Engineering division in the current nine-month period was largely due to completion of a large construction job in fiscal 2006 accounted for using the completed-contract method. The sales decrease in the Network Enterprise Solutions division was primarily due to reduced volumes with existing customers.

The increase in operating profit was due to the increase in gross margins, partially offset by the decrease in sales and the increase in overhead costs as a percentage of sales. The improved gross margin is due to a reduction in workers' compensation costs of approximately 3.3 percentage points as a percentage of direct labor, and to a change in the mix of jobs completed during the current period as compared to the comparable fiscal 2006 period. The results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the consolidation within the segment's telecommunications industry fixed-line customer base and an increasing shift by consumers to wireless communications and alternatives. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 29, 2007 COMPARED
TO THE NINE MONTHS ENDED JULY 30, 2006--Continued

COMPUTER SYSTEMS
----------------

                                                  Nine Months Ended
                                                  -----------------
                                     July 29, 2007        July 30, 2006
                                     -------------        -------------
Computer Systems
----------------                              % of                 % of      Favorable       Favorable
(Dollars in Millions)                          Net                  Net   (Unfavorable)   (Unfavorable)
                                  Dollars    Sales     Dollars    Sales       $ Change        % Change
-------------------------------------------------------------------------------------------------------

Sales (Net)                        $139.1               $139.7                   ($0.6)          (0.4%)
Gross Profit                        $73.1    52.6%       $71.6    51.3%           $1.5            2.0%
Overhead                            $55.5    39.9%       $50.0    35.8%          ($5.5)         (10.9%)
Operating Profit                    $17.6    12.7%       $21.6    15.5%          ($4.0)         (18.5%)

The Computer Systems segment's slight sales decrease in the first nine months of fiscal 2007 from the comparable 2006 period was due to a decrease in the database access transaction fee revenue, including ASP directory assistance, of $3.8 million, or 9%, partially offset by increases in the Maintech division's IT maintenance sales of $1.2 million, or 3%, and product and other revenue recognized of $2.0 million, or 4%. The nine months' sales increase included a $4.2 million increase in sales from the Varetis Solutions operation acquired in December 2005. Although the number of database transactions from new and existing customers increased by approximately 16% for the nine months from the comparable period, selected unit price decreases caused the transaction revenue to decline. The revenue increase in Maintech from new and existing customers was net of a reduction at one large customer. The $2.0 million product and other sales increase included the $4.2 million increase generated from the Varetis Solutions operation acquired in fiscal 2006.

The decrease in operating profit from the comparable 2006 period was due to the increase in overhead in dollars and as a percentage of sales, partially offset by an increase in gross margins The increase in gross margins was due to the completion of more profitable projects in the current nine months, and the overhead variance was primarily due to increased indirect labor, as well as depreciation and amortization.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 29, 2007 COMPARED
TO THE NINE MONTHS ENDED JULY 30, 2006--Continued

RESULTS OF OPERATIONS--OTHER
----------------------------

                                                  Nine Months Ended
                                                  -----------------
                                     July 29, 2007        July 30, 2006
                                     -------------        -------------
Other
-----                                         % of                 % of      Favorable       Favorable
(Dollars in Millions)                          Net                  Net   (Unfavorable)   (Unfavorable)
                                  Dollars    Sales     Dollars    Sales       $ Change        % Change
-------------------------------------------------------------------------------------------------------

Selling & Administrative            $75.0     4.3%       $71.1     4.1%          ($3.9)          (5.6%)
Depreciation & Amortization         $28.7     1.7%       $26.0     1.5%          ($2.7)         (10.3%)
Interest Income                      $4.4     0.3%        $2.4     0.1%           $2.0           85.0%
Other Expense                       ($5.0)   (0.3%)      ($5.7)   (0.3%)          $0.7           13.0%
Foreign Exchange Loss               ($0.8)       -       ($0.7)       -          ($0.1)          (7.2%)
Interest Expense                    ($2.3)   (0.1%)      ($1.4)   (0.1%)         ($0.9)         (65.5%)

The changes in other items affecting the results of operations for the nine months of fiscal 2007 as compared to the comparable period in fiscal 2006, discussed on a consolidated basis, were:

The increase in selling and administrative expenses was a result of increased salaries, partially offset by a one-time accrual of $1.2 million in the second quarter of fiscal 2006 for death benefits related to two senior corporate executives together with a reduction in professional fees.


The increase in depreciation and amortization was attributable to increases in fixed assets, primarily in the Computer Systems and Staffing Services segments, as well as increased amortization of intangibles in the Computer Systems segment due to fiscal 2006 acquisitions.

The increase in interest income was due to higher interest rates, as well as interest earned on premium deposits by insurance companies.

The decrease in other expense was primarily due to a decrease in the amount of accounts receivable sold under the Company's Securitization Program.

The increase in interest expense was due to increased borrowings under the Delta Credit Facility.

The Company's effective tax rate on its pre-tax income from continuing operations was 38.7% in the nine months of 2007 compared to 41.3% in the comparable period of 2006. The effective rate was lower in 2007 due to the effect of foreign losses in fiscal 2006 for which no benefit was provided and increased general business credits, partially offset by increased state and local taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 29, 2007 COMPARED
TO THE THREE MONTHS ENDED JULY 30, 2006

RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In the third quarter of fiscal 2007, consolidated net sales increased by $25.6 million, or 4%, to $610.5 million, from the comparable period in fiscal 2006. The increase was primarily attributable to the Staffing Services segment, $19.9 million, the Telecommunications Services segment, $5.8 million, and the Computer Systems segment, $1.1 million, partially offset by a decrease in the Telephone Directory segment, $0.6 million.

Net income for the third quarter of fiscal 2007 was $9.1 million compared to $8.4 million in the comparable 2006 quarter. The Company reported a pre-tax income from continuing operations before minority interest for the third quarter of fiscal 2007 of $14.6 million, compared to $14.3 million in the prior year's third quarter.

The Company reported an operating profit of $15.7 million, a decrease of $0.5 million, or 3%, from the comparable quarter in fiscal 2006, due to a decrease in segment operating profit of $0.9 million, partially offset by a decrease in general corporate expenses of $0.4 million, or 4%. The decrease in segment operating profit was attributable to the Staffing Services segment, $2.9 million, partially offset by increases in the Telecommunications Services segment, $1.1 million, and Computer Systems segment, $0.8 million. The decrease in general corporate expenses was primarily due to a reduction in professional fees.

RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------

                                                  Three Months Ended
                                                  ------------------
                                     July 29, 2007        July 30, 2006
                                     -------------        -------------
Staffing Services
-----------------                             % of                 % of      Favorable       Favorable
(Dollars in Millions)                          Net                  Net   (Unfavorable)   (Unfavorable)
                                  Dollars    Sales     Dollars    Sales       $ Change        % Change
-------------------------------------------------------------------------------------------------------

Staffing Sales (Gross)             $509.0               $484.9                   $24.1            5.0%
Managed Service Sales              $275.8               $281.9                   ($6.1)          (2.2%)
Sales (Net) *                      $519.1               $499.2                   $19.9            4.0%
Gross Profit                        $81.8    15.8%       $80.9    16.2%           $0.9            1.1%
Overhead                            $68.5    13.2%       $64.7    12.9%          ($3.8)          (6.0%)
Operating Profit                    $13.3     2.6%       $16.2     3.3%          ($2.9)         (18.1%)

*Sales (Net) only includes the gross margin on managed service sales.

The net sales increase of the Staffing Services segment in the third quarter of fiscal 2007 from the comparable fiscal 2006 quarter was due to a $39.1 million increase in net Technical sales, partially offset by a $19.2 million decrease in net A&I sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 29, 2007 COMPARED
TO THE THREE MONTHS ENDED JULY 30, 2006--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
---------------------------------------------

STAFFING SERVICES--Continued
----------------------------

The decrease in operating profit in the segment resulted from the decrease in gross margin percentage, the increase in overhead in dollars and as a percentage of sales, partially offset by the increase in net sales. The decrease in gross margin percentage was due to margin reductions within ProcureStaff operation and the VMC Consulting projects, partially offset by a net 0.7 percentage point decrease in payroll tax costs as a percentage of direct labor, together with an increase in higher margin permanent placement and RPO business. The increase in overhead percentage was due to a sales growth that was less than expected, along with the costs associated with the higher margin permanent placement and RPO sales.

                                                  Three Months Ended
                                                  ------------------
                                     July 29, 2007        July 30, 2006
                                     -------------        -------------
Technical Placement
Division
--------                                      % of                 % of      Favorable       Favorable
(Dollars in Millions)                          Net                  Net   (Unfavorable)   (Unfavorable)
                                  Dollars    Sales     Dollars    Sales       $ Change        % Change
-------------------------------------------------------------------------------------------------------

Sales (Gross)                      $621.8               $583.8                   $38.0            6.5%
Sales (Net) *                      $363.3               $324.2                   $39.1           12.0%
Gross Profit                        $55.2    15.2%       $53.3    16.4%           $1.9            3.6%
Overhead                            $44.7    12.3%       $40.3    12.4%          ($4.4)         (10.8%)
Operating Profit                    $10.5     2.9%       $13.0     4.0%          ($2.5)         (18.8%)

*Sales (Net) only includes the gross margin on managed service sales.

The Technical division's increase in gross sales in the current quarter of fiscal 2007 from the comparable fiscal 2006 quarter included increases of approximately $20 million of sales to new customers, or customers with substantial increased business, as well as $20 million attributable to net increases in sales to continuing customers. This was partially offset by sales decreases of approximately $2 million from customers whose business with the Company either ceased or was substantially lower than in the comparable quarter of fiscal 2006. The Technical division's increase in net sales in the current quarter of fiscal 2007 as compared to the comparable quarter in fiscal 2006 was comprised of a $35.6 million, or 13%, increase in traditional alternative staffing and a $8.0 million, or 29%, increase in higher margin VMC Consulting project management and consulting sales, partially offset by a decrease of $4.5 million, or 35%, in net managed service associate vendor sales.

The decrease in the operating profit was the result of the decreased gross margin percentage and the increase in overhead in dollars partially offset by the increase in net sales. The decrease in gross margin percentage was due to margin reductions in ProcureStaff operation and the VMC Consulting projects, partially offset by a net 0.2 percentage reduction in payroll taxes and workers' compensation costs as a percentage of direct labor, together with an increase in higher margin permanent placement and RPO business. The increase in overhead percentage for the quarter was a result of sales growth that was less than expected, along with the costs associated with the higher margin permanent placement and RPO sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 29, 2007 COMPARED
TO THE THREE MONTHS ENDED JULY 30, 2006--Continued

STAFFING SERVICES--Continued
----------------------------

                                                  Three Months Ended
                                                  ------------------
                                     July 29, 2007        July 30, 2006
                                     -------------        -------------
Administrative &
Industrial Division
-------------------                           % of                 % of      Favorable       Favorable
(Dollars in Millions)                          Net                  Net   (Unfavorable)   (Unfavorable)
                                  Dollars    Sales     Dollars    Sales       $ Change        % Change
-------------------------------------------------------------------------------------------------------

Sales (Gross)                      $163.0               $183.0                  ($20.0)         (10.9%)
Sales (Net) *                      $155.8               $175.0                  ($19.2)         (11.0%)
Gross Profit                        $26.6    17.1%       $27.6    15.8%          ($1.0)          (3.6%)
Overhead                            $23.8    15.3%       $24.4    13.9%           $0.6            2.0%
Operating Profit                     $2.8     1.8%        $3.2     1.9%          ($0.4)         (15.5%)

*Sales (Net) only includes the gross margin on managed service sales.

The A&I division's decrease in gross sales in the current quarter of fiscal 2007 from the comparable fiscal 2006 period included a decline of approximately $12 million of sales to customers which the Company either ceased or substantially reduced servicing in the current quarter, as well as $12 million attributable to net decreases in sales to continuing customers. This was partially offset by growth of $4 million from new customers, or customers whose business with the Company in the comparable quarter was substantially below the current quarter's volume.

The decrease in operating profits was the result of the decrease in net sales, the increase in overhead as a percentage of sales, partially offset by the increased gross margin percentage. The increase in gross margin percentage was primarily due to a 0.9 percentage point reduction in payroll taxes as a percentage of direct labor, together with an increase in higher margin permanent placement revenue and RPO business, partially offset by 0.3 percentage point increase in workers' compensation costs as a percentage of direct labor. Although overhead costs decreased in dollars from the preceding quarter and the comparable 2006 quarter, the rate of decrease was not as great as the rate of sales decline from the comparable quarter. The division is focused on reducing overhead costs to compensate for lower sales. Two underperforming branches were closed in the current quarter.

TELEPHONE DIRECTORY
-------------------

                                                  Three Months Ended
                                                  ------------------
                                     July 29, 2007        July 30, 2006
                                     -------------        -------------
Telephone Directory
-------------------                           % of                 % of      Favorable       Favorable
(Dollars in Millions)                          Net                  Net   (Unfavorable)   (Unfavorable)
                                  Dollars    Sales     Dollars    Sales       $ Change        % Change
-------------------------------------------------------------------------------------------------------

Sales (Net)                         $20.8                $21.4                   ($0.6)          (2.9%)
Gross Profit                        $11.3    54.5%       $11.0    51.7%           $0.3            2.4%
Overhead                             $7.1    34.1%        $6.8    31.9%          ($0.3)          (3.9%)
Operating Profit                     $4.2    20.4%        $4.2    19.8%              -               -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 29, 2007 COMPARED
TO THE THREE MONTHS ENDED JULY 30, 2006--Continued

TELEPHONE DIRECTORY--Continued
-------------------

The components of the Telephone Directory segment's slight sales decrease in the third quarter of fiscal 2007 from the comparable 2006 period were a decrease of $1.8 million, or 77%, in the printing operation in Uruguay, partially offset by increases of $0.7 million, or 5%, in DataNational community telephone directory sales, and $0.5 million, or 19%, in telephone production and other sales. The sales decrease in Uruguay was due to reduced printing volumes with existing customers. The publishing sales increase by DataNational was due to the timing of the deliveries of their directories. DataNational published 39 directories in the current three months and the comparable three months. The sales increase in telephone production and other is due to increased volumes with existing customers.

The increase in gross margin was due to the increase in the higher profit margin telephone production sales, offset by the increase in overhead in dollars and as a percentage of sales.

TELECOMMUNICATIONS SERVICES
---------------------------

                                                  Three Months Ended
                                                  ------------------
                                     July 29, 2007        July 30, 2006
                                     -------------        -------------
Telecommunications
------------------                            % of                 % of      Favorable       Favorable
(Dollars in Millions)                          Net                  Net   (Unfavorable)   (Unfavorable)
                                  Dollars    Sales     Dollars    Sales       $ Change        % Change
-------------------------------------------------------------------------------------------------------

Sales                               $28.3                $22.5                    $5.8           25.7%
Gross Profit                         $8.3    29.3%        $5.1    22.5%           $3.2           63.5%
Overhead                             $7.4    26.0%        $5.3    23.3%          ($2.1)         (39.7%)
Operating Profit
 (Loss)                              $0.9     3.3%       ($0.2)   (0.8%)          $1.1          599.0%

The Telecommunications Services segment's sales increase in the third quarter of fiscal 2007 from the comparable 2006 period was due to an increase of $4.0 million, or 34%, in the Construction and Engineering division, and a $1.8 million, or 17%, increase in the Network Enterprise Solutions division. The sales increase in the Construction and Engineering division was due to a new large on-going fiber optic contract which ramped up this quarter and other projects. The sales increase in the Network Enterprise Solutions division was primarily due to increased volumes with existing customers and the completion in the quarter of a job accounted for using the completed-contract method.

The improved operating results were due to the sales increase and improved gross margins, partially offset by the increase in overhead costs in dollars and as a percentage of sales. The increased gross margin percentage was due to the higher margins recognized from the Construction and Engineering's new large fiber optic job, along with new higher margin work in the Network Enterprise Solutions division. The increased overhead resulted from the increase in business during the quarter. The results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the consolidation within the segment's telecommunications industry fixed-line customer base and an increasing shift by consumers to wireless communications and alternatives. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 29, 2007 COMPARED
TO THE THREE MONTHS ENDED JULY 30, 2006--Continued

COMPUTER SYSTEMS
----------------

                                                  Three Months Ended
                                                  ------------------
                                     July 29, 2007        July 30, 2006
                                     -------------        -------------
Computer Systems
----------------                              % of                 % of      Favorable       Favorable
(Dollars in Millions)                          Net                  Net   (Unfavorable)   (Unfavorable)
                                  Dollars    Sales     Dollars    Sales       $ Change        % Change
-------------------------------------------------------------------------------------------------------

Sales (Net)                         $47.4                $46.3                    $1.1            2.4%
Gross Profit                        $25.4    53.6%       $23.2    50.1%           $2.2           10.0%
Overhead                            $18.5    39.0%       $17.1    37.0%          ($1.4)          (8.3%)
Operating Profit                     $6.9    14.6%        $6.1    13.1%           $0.8           14.7%

The Computer Systems segment's sales increase in the third quarter of fiscal 2007 from the comparable 2006 quarter was due to increases in the Maintech division's IT maintenance sales of $1.6 million, or 12%, product and other revenue recognized of $0.6 million, or 3%, partially offset by a decrease in the database access transaction fee revenue, including ASP directory assistance, of $1.1 million, or 8%. The revenue increase in Maintech was from new and existing customers. Although the number of database transactions from new and existing customers increased by approximately 18% for the quarter from the comparable fiscal 2006 quarter, selected unit price decreases caused the transaction revenue to decline.

The increase in operating profit from the comparable 2006 quarter was the result of the increased sales and the increase in gross margin, partially offset by increased overhead in dollars and as a percentage of sales. The increase in gross margins was a result of more profitable projects being completed in the current quarter, and the overhead variance is primarily due to increases in indirect labor, as well as depreciation and amortization.

RESULTS OF OPERATIONS--OTHER
----------------------------

                                                  Three Months Ended
                                                  ------------------
                                     July 29, 2007        July 30, 2006
                                     -------------        -------------
Other
-----                                         % of                 % of      Favorable       Favorable
(Dollars in Millions)                          Net                  Net   (Unfavorable)   (Unfavorable)
                                  Dollars    Sales     Dollars    Sales       $ Change        % Change
-------------------------------------------------------------------------------------------------------

Selling & Administrative            $26.1     4.3%       $23.9     4.1%           $2.2            9.1%
Depreciation & Amortization          $9.6     1.6%        $9.1     1.6%          ($0.5)          (5.8%)
Interest Income                      $1.8     0.3%        $0.7     0.1%           $1.1          151.5%
Other Expense                       ($1.8)   (0.3%)      ($1.8)   (0.3%)             -               -
Foreign Exchange Loss               ($0.3)   (0.1%)      ($0.4)   (0.1%)          $0.1           13.1%
Interest Expense                    ($0.8)   (0.1%)      ($0.5)   (0.1%)         ($0.3)         (66.5%)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 29, 2007 COMPARED
TO THE THREE MONTHS ENDED JULY 30, 2006--Continued

RESULTS OF OPERATIONS--OTHER--Continued
----------------------------

The changes in other items affecting the results of operations for the third quarter of fiscal 2007 as compared to the comparable period in fiscal 2006, discussed on a consolidated basis, were:

The increase in selling and administrative expenses was a result of increased salaries and other expenses, partially offset by a reduction in professional fees.


The increase in depreciation and amortization was attributable to increases in fixed assets, primarily in the Computer Systems and Staffing Services segments.

The increase in interest income was due to interest earned on premium deposits held by insurance companies, as well as higher interest rates.

The increase in interest expense was due to increased borrowings under the Delta Credit Facility.

The Company's effective tax rate on its pre-tax income from continuing operations was 37.6% in the third quarter of fiscal 2007 compared to 41.5% in the comparable quarter of fiscal 2006. The effective rate was lower in 2007 due to the effect of foreign losses in fiscal 2006 for which no benefit was provided and increased general business credits, partially offset by increased state and local taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents, decreased by $14.2 million to $24.3 million in the nine months ended July 29, 2007.

Operating activities provided $10.4 million of cash in the first nine months of fiscal 2007. In the comparable fiscal 2006 period, operating activities provided $77.3 million of cash.

Operating activities in the first nine months of fiscal 2007, exclusive of changes in operating assets and liabilities, produced $42.0 million of cash, as the Company's net income of $16.2 million included non-cash charges primarily for depreciation and amortization of $28.7 million and accounts receivable provisions of $1.2 million, partially offset by a deferred tax benefit of $4.2 million. In the first nine months of fiscal 2006, operating activities, exclusive of changes in operating assets and liabilities, produced $45.2 million of cash, as the Company's net income of $17.1 million included non-cash charges primarily for depreciation and amortization of $26.0 million, and accounts receivable provisions of $2.6 million, and minority interest of $1.0 million, partially offset by a deferred tax benefit of $1.5 million.

Changes in operating assets and liabilities used $31.6 million of cash, net, in the first nine months of fiscal 2007 principally due to a reduction in the Securitization Program of $20.0 million, an increase in the levels of inventory, principally by the Telecommunication Services segment, and trade accounts receivable of $16.5 million and $7.6 million, respectively, and a decrease in income taxes of $7.2 million partially offset by an increase in deferred income and other liabilities of $14.6 million, principally due to customer advances, and an increase in the level of accounts payable of $8.3 million. In the first nine months of fiscal 2006, changes in operating assets and liabilities provided $32.1 million of cash, net, principally due to the decrease in the level of accounts receivable of $36.3 million and an increase in securitization of receivables of $10.0 million, partially offset by an increase in prepaid insurance and other current assets of $7.4 million, a decrease in deferred income and other liabilities of $2.7 million and a decrease in the level of accrued expenses of $3.5 million.

The $21.7 million of cash applied to investing activities for the first nine months of fiscal 2007 primarily resulted from the $21.1 million for net additions to property, plant and equipment and expenditures of $0.2 million for acquisitions. The $100.3 million of cash applied to investing activities for the first nine months of fiscal 2006 resulted from the expenditures of $83.5 million for acquisitions by the Computer Systems segment and $16.7 million for net additions to property, plant and equipment.

The principal factors in the $3.3 million of cash used in by financing activities in the first nine months of fiscal 2007 were a payment of $23.0 million for the purchase of treasury shares partially offset by an increase in the level of bank loans of $19.6 million primarily due to borrowing under the Delta Credit Facility. The principal factors in the $6.7 million of cash provided by financing activities in the first nine months of fiscal 2006 were an increase in the level of bank loans of $3.7 million and funds received from employees' exercises of stock options of $5.3 million, partially offset by the repayment of long-term debt of $2.3 million.

Commitments
-----------

In the third quarter of fiscal 2007, Volt Delta signed an agreement with LSSi Corp. The total merger consideration will be approximately $70 million in cash subject to adjustment based upon the amount of LSSi's working capital on the closing date. The transaction is expected to close in the Company's fourth quarter of 2007.

There have been no other material changes through July 29, 2007 in the Company's contractual cash obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Off-Balance Sheet Financing
---------------------------

The Company has no off-balance sheet financing arrangements, as that term has meaning in Item 303(a) (4) of Regulation S-K.

Securitization Program
----------------------

The Company has a $200.0 million accounts receivable securitization program ("Securitization Program"), which expires in April 2009. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At July 29, 2007, TRFCO had purchased from Volt Funding a participation interest of $90.0 million out of a pool of approximately $269.2 million of receivables.

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

The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 156, "Accounting for Transfers and Servicing of Financial Assets an amendment of SFAS No. 140." At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the condensed consolidated balance sheet (no debt is recorded) and the proceeds from the sale are reflected as cash provided by operating activities. Losses and expenses associated with the transactions, primarily related to discounts incurred by TRFCO on the issuance of its commercial paper, are charged to the condensed consolidated statement of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Securitization Program--Continued
----------------------

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization or a default occurring and continuing on indebtedness for borrowed money of at least $5.0 million. At July 29, 2007, the Company was in compliance with all requirements of its Securitization Program.

Credit Lines
------------

At July 29, 2007, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit of up to an aggregate of $119.1 million, including the Company's $40.0 million secured, syndicated revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $70.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility") The Company had total outstanding bank borrowings of $24.4million. Included in these borrowings were $9.4 million of foreign currency borrowings which provide a hedge against devaluation in foreign denominated assets.

Credit Agreement
----------------

The Credit Agreement, which expires in April 2008, established a secured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. At July 29, 2007, the Company had no borrowings against this facility. The administrative agent for the Credit Facility is JPMorgan Chase Bank, N.A. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo Bank, N.A., Lloyds TSB Bank PLC and Bank of America, N.A.

Borrowings under the Credit Agreement are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the rating of the facility as provided by a nationally recognized rating agency. The Credit Agreement requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at July 29, 2007, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.2% per annum, excluding a fee of 0.3% per annum paid on the entire facility.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. At July 29, 2007, the Company was in compliance with all covenants in the Credit Agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At July 29, 2007, four of those guarantors have pledged approximately $46.0 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

On July 31, 2007, the Company, Gatton Volt Consulting Group Limited, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as a Lender, Issuing Bank and Administrative Agent, entered into a Consent (the "Consent") to its Credit Agreement. Pursuant to the Consent, the Lenders consented to the merger and the consummation of the Volt Delta LSSi transaction and waived the application of certain provisions of the Credit Agreement to the extent inconsistent with such Consent.

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

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $70.0 million with a sublimit of $10.0 million on the issuance of letters of credit. At July 29, 2007, $20.6 million was drawn on this facility. Certain rate options, as well as the commitment fee, are based on a leverage ratio, as defined. Based upon Volt Delta's leverage ratio at July 29, 2007, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.2% per annum. Volt Delta also pays a commitment fee of 0.2% on the unused portion of the Delta Credit Facility.

The Delta Credit Facility provides for the maintenance of various financial ratios and covenants, including, among other things, a total debt to EBITDA ratio, as defined, which cannot exceed 2.0 to 1.0 on the last day of any fiscal quarter, a fixed charge coverage ratio, as defined, which cannot be less than
2.0 to 1.0 and the maintenance of a consolidated net worth, as defined. The Delta Credit Facility also imposes limitations on, among other things, incurrence of additional indebtedness or liens, the amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures. At July 29, 2007, Volt Delta was in compliance with all covenants outlined in the Delta Credit Facility.

In August 2007, Volt Delta amended the Delta Credit Facility to, among other things, increase the facility to $100.0 million. Volt Delta plans to use part of the increase in liquidity to finance the previously announced merger of its wholly owned subsidiary, LSSI Resources Corp., with LSSi Corp.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

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

Related Party Transactions
--------------------------

During the first nine months of fiscal 2007, the Company paid or accrued $1.5 million to the law firm of which Lloyd Frank, a director, is of counsel, for services rendered to the Company and expenses reimbursed.

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

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would increase or decrease the Company's annual net interest expense and securitization costs by $0.6 million, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $13.2 million at July 29, 2007. This fair value was calculated by applying the appropriate fiscal year-end interest rate supplied by the lender to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At July 29, 2007, the total market value of these investments was $5.2 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuates against the dollar, which may impact reported earnings. As of July 29, 2007, the total of the Company's net investment in foreign operations was $15.8 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of July 29, 2007, the Company had no outstanding exchange contracts. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at July 29, 2007 by 10% would result in a pretax gain of $1.6 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at July 29, 2007 by 10% would result in a pretax loss of $1.6 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at July 29, 2007. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign exchange agreements, the table presents the currencies, notional amounts and weighted average exchange rates by contractual maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

Interest Rate Market Risk                     Payments Due By Period as of July 29, 2007
----------------------------------------------------------------------------------------------------
                                                   Less than       1-3        3-5        After 5
                                        Total        1 year      Years       Years        Years
                                   -----------------------------------------------------------------
                                                     (Dollars in thousands of US$)
Cash and Cash Equivalents and
 Restricted Cash
-----------------------------------
Money Market and Cash Accounts      $      58,414  $   58,414
Weighted Average Interest Rate               5.08%       5.08%
                                   ---------------------------
Total Cash, Cash Equivalents, and
 Restricted Cash                    $      58,414  $   58,414
                                   ===========================


Securitization Program
-----------------------------------
Accounts Receivable Securitization  $      90,000  $   90,000
Finance Rate                                 5.31%       5.31%
                                   ---------------------------
Securitization Program              $      90,000  $   90,000
                                   ===========================

Debt
-----------------------------------
Term Loan                           $      12,948  $      500  $    1,132  $   1,333   $      9,983
Interest Rate                                 8.2%        8.2%        8.2%       8.2%           8.2%


Notes Payable to Banks              $      24,405  $   24,405
Weighted Average Interest Rate               6.14%       6.14%          -          -              -
                                   -----------------------------------------------------------------

Total Debt                          $      37,353  $   24,905  $    1,132  $   1,333   $      9,983
                                   =================================================================

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company's management is responsible for maintaining adequate internal controls over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting.

The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of July 29, 2007 under the supervision and with the participation of the Company's management, including the Company's President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation, management concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company and its subsidiaries is made known to them on a timely basis.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit     Description
--------------------------------------------------------------------------------


10.01     Agreement and Plan of Merger by and among Volt Delta  Resources LLC, as parent,
          LSSI Resources  Corp.,  as merger sub, and LSSi Corp. as the Company dated as of
          June 18, 2007

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


                                         VOLT INFORMATION SCIENCES, INC.
                                                 (Registrant)

Date:  September 7, 2007
                                                By: /s/Jack Egan
                                                    ------------
                                                    Jack Egan
                                                    Senior Vice President and
                                                    Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

10.01     Agreement and Plan of Merger by and among Volt Delta  Resources  LLC, as parent,
          LSSI Resources  Corp.,  as merger sub, and LSSi Corp. as the Company dated as of
          June 18, 2007

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