Form 10-K
period 2007-10-28
VOLT INFORMATION SCIENCES, INC.
filed 2008-01-11
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
FORM 10-K
                                   (Mark One)
/ X / Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the fiscal year ended October 28, 2007
                                            or
/   / Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from ___________ to __________

         Commission file number: 1-9232

                         VOLT INFORMATION SCIENCES, INC.
             (Exact Name of Registrant as Specified in Its Charter)
         New York                                             13-5658129
     ----------------                                      ----------------
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

     560 Lexington Avenue, New York, New York                 10022
     ----------------------------------------              ----------
     (Address of Principal Executive Offices)              (Zip Code)

     Registrant's Telephone Number, Including Area Code:   (212) 704-2400

     Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------

   Common Stock, $.10 par value                New York Stock Exchange, Inc.
----------------------------------          -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:      None
                                                           ---------------


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
Large Accelerated Filer      Accelerated Filer  X      Non-Accelerated Filer
                        ---                    ---                          ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes      No  X
                                      ---     ---

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $325 million, based on the closing price of $25.10 per share on the New York Stock Exchange on April 27, 2007 (the last business day of the registrant's fiscal second quarter). Shares of common stock held beneficially by executive officers and directors and their spouses and the registrant's Savings Plan, have been excluded, without conceding that all such persons or plans are "affiliates" of the registrant).

The number of shares of common stock outstanding as of January 4, 2008 was 23,480,103.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2008 Annual Meeting are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

                                                                                                                 Page
PART I

      Item 1.           Business                                                                                    2
      Item 1A.          Risk Factors                                                                               16
      Item 1B.          Unresolved Staff Comments                                                                  23
      Item 2.           Properties                                                                                 24
      Item 3.           Legal Proceedings                                                                          25
      Item 4.           Submission of Matters to a Vote of Security Holders                                        25

PART II

      Item 5.           Market for Registrant's Common Equity, Related Stockholder
                              Matters and Issuer Purchases of Equity Securities                                    27
      Item 6.           Selected Financial Data                                                                    28
      Item 7.           Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                                        29
      Item 7A.          Quantitative and Qualitative Disclosures About
                              Market Risk                                                                          58
      Item 8.           Financial Statements and Supplementary Data                                                60
      Item 9.           Changes in and Disagreements with Accountants
                              on Accounting and Financial Disclosure                                               98
      Item 9A.          Controls and Procedures                                                                    98
      Item 9B.          Other Information                                                                         101

  PART III

      Item 10.          Directors and Executive Officers and Corporate Governance                                 101
      Item 11.          Executive Compensation                                                                    101
      Item 12.          Security Ownership of Certain Beneficial
                              Owners and Management and Related Stockholder Matters                               101
      Item 13.          Certain Relationships and Related Transactions, and Director
                              Independence                                                                        101
      Item 14.          Principal Accountant Fees and Services                                                    101

  PART IV

      Item 15.          Exhibits and Financial Statement Schedules                                                102

PART I
ITEM 1.  BUSINESS

  General

Volt Information Sciences, Inc. is a New York corporation, incorporated in 1957. We sometimes refer to Volt Information Sciences, Inc. and its subsidiaries collectively as "Volt" or the "Company," unless the context otherwise requires.

Volt operates in the following two businesses which have four operating segments:

     Staffing Services

     (1) Staffing Services - This segment provides a broad range of employee staffing services to a wide range of customers throughout North
          America and Europe and has expanded operations in Asia/Pac. These services fall within three major functional areas:

          o Staffing Solutions provides a full spectrum of managed staffing, temporary/contract personnel employment, and workforce solutions. This functional area is comprised of the Technical Placement ("Technical") division and the Administrative and Industrial ("A&I") division. The employees and contractors on assignment are usually on the payroll of the Company for the length of their assignment, but this functional area also uses employees and subcontractors from other staffing providers ("associate vendors") when necessary. This functional area also provides direct placement services and, upon agreement with customers, will allow the customer to convert the temporary employees to permanent customer positions. In addition, the Company's Recruitment Process Outsourcing ("RPO") services deliver end-to-end hiring solutions to customers. The Technical division provides skilled employees, such as computer and other Information Technology ("IT") specialties, engineering, design, scientific and technical support. The A&I division provides administrative, clerical, accounting and financial, call center and light industrial personnel. Employee assignments in the Technical division usually last from weeks to months, while in the A&I division the assignments are generally shorter.

          o E-Procurement Solutions provides global vendor neutral human capital acquisition and management solutions by combining web-based tools and business process outsourcing services. The employees and contractors on assignment are usually from associate vendor firms, although at times, Volt recruited employees and contractors may be selected to fill some assignments, but in those cases Volt must compete on an equal basis with other unaffiliated firms. The skill sets utilized in this functional area closely match those of the Technical assignments within the Staffing Solutions area. The Company receives a fee for managing the process, and the revenue for such services is recognized net of its associated costs. This functional area, which is part of the Technical division, is comprised of the ProcureStaff operation.

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

    Telecommunications and Information Solutions
    --------------------------------------------

     (2) Telephone Directory: This segment publishes independent telephone directories and provides telephone directory production services, database management and printing. Most of the revenues of this segment are derived from the sales of telephone directory advertising for the books it publishes. This segment is comprised of the DataNational directory publishing operation, the Uruguay directory publishing and printing operations, and other domestic directory production locations.

     (3) Telecommunications Services: This segment provides a full spectrum of voice, data and video turnkey solutions for government and private sectors, encompassing engineering, construction, installation and maintenance services. These services include outside plant engineering and construction, central office network solutions, integrated technologies, global solutions (structured cabling, field dispatch, installation and repair, security access control and maintenance), government solutions and wireless solutions. This segment is comprised of the Construction and Engineering division and the Network Enterprise Solutions division.

     (4) Computer Systems: This segment provides directory and operator systems and services primarily for the telecommunications industry and provides IT maintenance services. The segment also sells information systems to its customers and, in addition, provides an Application Service Provider ("ASP") model which also provides information services, including infrastructure and database content, on a transactional fee basis. It also provides third-party IT and data services to others. This segment is comprised of Volt Delta Resources, Volt Delta International, LSSiData and the Maintech computer maintenance division.

Information as to Operating Segments

The following tables set forth the contribution of each operating segment to the Company's consolidated sales and operating profit for each of the three fiscal years in the period ended October 28, 2007, and those assets identifiable within each segment at the end of each of those fiscal years. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements in Items 7 and 8, respectively, of this Report.

                                                                            October         October           October
                                                                           28, 2007         29, 2006         30, 2005
                                                                          ----------       ----------       ----------
NET SALES                                                                               (In thousands)
Staffing Services:
   Sales to unaffiliated customers
      Staffing                                                            $1,916,621       $1,910,416       $1,759,683
      Managed Services                                                     1,212,915        1,109,315        1,157,168
                                                                          ----------       ----------       ----------
      Total gross sales                                                    3,129,536        3,019,731        2,916,851
   Less: Non-recourse Managed Services--Note 1                            (1,164,243)      (1,052,682)      (1,121,196)
   Intersegment sales                                                          5,642            5,233            6,155
                                                                          ----------       ----------       ----------
                                                                           1,970,935        1,972,282        1,801,810
                                                                          ----------       ----------       ----------
Telephone Directory:
   Sales to unaffiliated customers                                            80,775           79,351           82,298
   Intersegment sales                                                              -                -                -
                                                                          ----------       ----------       ----------
                                                                              80,775           79,351           82,298
                                                                          ----------       ----------       ----------
Telecommunications Services:
   Sales to unaffiliated customers                                           118,311          118,081          137,799
   Intersegment sales                                                          1,401              781            1,212
                                                                          ----------       ----------       ----------
                                                                             119,712          118,862          139,011
                                                                          ----------       ----------       ----------
Computer Systems:
   Sales to unaffiliated customers                                           188,703          173,972          161,867
   Intersegment sales                                                         10,611           13,958           11,252
                                                                          ----------       ----------       ----------
                                                                             199,314          187,930          173,119
                                                                          ----------       ----------       ----------

Elimination of intersegment sales                                            (17,654)         (19,972)         (18,619)
                                                                          ----------       ----------       ----------
TOTAL NET SALES                                                           $2,353,082       $2,338,453       $2,177,619
                                                                          ==========       ==========       ==========

SEGMENT PROFIT (LOSS)
Staffing Services                                                            $53,598          $58,799          $31,179
Telephone Directory                                                           17,059           15,828           14,895
Telecommunications Services                                                    4,977           (1,168)          (2,429)
Computer Systems                                                              31,676           28,447           35,801
                                                                          ----------       ----------       ----------
Total segment profit                                                         107,310          101,906           79,446

General corporate expenses                                                   (39,770)         (43,350)         (38,839)
                                                                          ----------       ----------       ----------

TOTAL OPERATING PROFIT                                                        67,540           58,556           40,607

Interest income and other (expense) income, net                               (1,293)          (4,663)          (2,234)
Interest expense                                                              (3,612)          (1,819)          (1,825)
Foreign exchange loss                                                           (421)            (505)            (255)
                                                                          ----------       ----------       ----------
Income before income taxes and minority interest                             $62,214          $51,569          $36,293
                                                                          ==========       ==========       ==========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
OPERATING SEGMENT DATA--Continued

                                                                            October         October          October
                                                                           28, 2007         29, 2006         30, 2005
                                                                          ----------       ----------       ----------
                                                                                          (In thousands)
IDENTIFIABLE ASSETS
Staffing Services                                                           $485,500         $457,204         $446,990
Telephone Directory                                                           48,937           50,442           55,238
Telecommunications Services                                                   75,532           38,800           53,173
Computer Systems                                                             220,309          138,625          103,720
                                                                          ----------       ----------       ----------
                                                                             830,278          685,071          659,121
Cash, investments and other corporate assets                                   9,873           14,050           29,591
                                                                          ----------       ----------       ----------
Total assets                                                                $840,151         $699,121         $688,712
                                                                          ==========       ==========       ==========

Note 1  Under  certain  contracts  with  customers,   the  Company  manages  the
     customers' alternative staffing requirements, including transactions between the customer and third party staffing vendors ("associate vendors"). When payments to associate vendors are subject to receipt of the customers' payment to the Company, the arrangements are considered non-recourse against the Company and revenue, other than management fees to the Company, is excluded from net sales.

Staffing Services Segment
-------------------------

Volt's Staffing Services segment, through two divisions, the Technical Placement division and the Administrative and Industrial division, provides a broad spectrum of services in three major functional areas: Staffing Solutions, IT Solutions and E-Procurement Solutions, to a wide range of customers throughout the world. The Technical Placement division provides Staffing Solutions, IT Solutions and E-Procurement Solutions, while the Administrative and Industrial division provides Staffing Solutions.

      Staffing Solutions
      ------------------

     Volt markets a broad-based spectrum of staffing and workforce solutions, such as managed services, direct placement services, temporary/contract staffing and referred employee management, through more than 300 locations, to a wide range of customers, from local companies to multinational corporations. Volt's business offerings assist customers in managing productivity, achieving process efficiencies and managing workforce spend.

     Volt Workforce Solutions/Volt Services Group/Volt Technical Services/Volt Europe/Volt Human Resources/Volt Asia Enterprises (Staffing Solutions Group)

     Staffing and other workforce solutions provided by this segment are generally identified and branded throughout the United States as "Volt Workforce Solutions," "Volt Services Group," and "Volt Technical Resources," throughout Europe as "Volt Europe," throughout Canada as "Volt Human Resources" and in Asia as "Volt Asia Enterprises" (collectively the "Staffing Solutions Group"). Business offerings are provided to customers in many industry segments and include temporary/contract employment and referred employee management in a broad range of categories, including accounting, finance, administrative, engineering, human resources, information technology, life sciences, manufacturing and assembly, technical communications and media, technical and warehousing and fulfillment.

     In addition, branch offices that have developed a specialty in one or more of the above listed disciplines often use the name "Volt" followed by their specialty disciplines to identify themselves, e.g. "Volt Computer
     Services", "Volt Life Sciences", "Volt Accounting & Finance", "Volt Automotive Services" and "Volt Aerospace Services." Other branch offices have adopted other names to differentiate themselves from traditional temporary staffing when their focus is more discipline-oriented.

     The Staffing Solutions Group maintains a database of available workers to match to employer assignments and competes both to recruit available candidates and to attract customers to employ contingent workers. Contingent workers are provided for varying periods of time to companies and other organizations (including government agencies and non-profit entities) in a broad range of industries that have a need for such personnel, but are unable, or choose not to, engage certain personnel as their own employees. Customers range from those that require one or two contingent workers at a time to national accounts that require as many as several thousand at one time.

     Contingent workers are provided to meet specific customer requirements, such as to complete a specific project (with employees typically being retained until its completion), to enable customers to scale their workforce according to business conditions, meet a particular need that has arisen, substitute for regular employees during vacation or sick leave, staff high turnover positions, fill in during the full-time hiring process or during a hiring freeze and staff seasonal peaks, conversions, inventory taking and offices that are downsizing. Many large organizations utilize contingent labor as a strategic element of their overall workforce, allowing them to more efficiently meet their fluctuating staffing requirements. In certain instances, the Staffing Solutions Group also provides management personnel to coordinate and manage special projects and to supervise contingent workers.

     Volt's Staffing Solutions also include managed services programs, sometimes branded as "VoltSource", which provide dedicated account management in an on- or off-site capacity that fulfill customer workforce initiatives, improve overall staffing process efficiencies, and manage associate vendor relationships. Many of the Company's larger customers, particularly those with national agreements, have contracted for managed services programs under which the Company, in addition to itself providing staffing services, performs various administrative functions depending on the program. These include centralized order processing and procurement of other qualified staffing providers as subcontractors, commonly referred to as "associate vendors," to provide service in areas where the Company does not maintain an office or cannot recruit sufficient qualified personnel and to supply secondary source back-up recruiting or provide assistance in meeting the customer's stated diversity and/or subcontracting goals. In other managed services programs, requisitions are sent simultaneously to a number of approved staffing firms, and Volt must compete for each placement. Other features of managed services programs include customized and consolidated billing to the customer for all of Volt's and associate vendors' services, and detailed management reports on staffing usage and costs. Some managed services programs are tailored to the customer's unique needs for single source consolidated billing, reporting and payment. In most cases, Volt is required to pay the associate vendor only after Volt receives payment from its customer. Volt also acts as an associate vendor to other national providers in their managed services programs to assist them in meeting their obligations to their customers. The bidding process for these managed service and national contracts is generally very competitive. The Staffing Solutions Group has been successful in obtaining a number of large national contracts that typically require on-site Volt representation and fulfillment at multiple customer facilities. Many contracts are for a one to three year time period, at which time they are typically re-bid. Others are for shorter periods or may be for the duration of a particular project or subproject or a particular need that has arisen, which requires additional or substitute personnel. Many of these contracts require considerable start-up costs and may take from six to twelve months to reach anticipated revenue levels and reaching those levels is dependent on the customer's requirements at that time. The Staffing Solutions Group maintains a group dedicated to the acquisition, implementation and service of national accounts; however, there can be no assurance that Volt will be able to retain accounts that it currently serves, or that Volt can obtain additional national accounts on satisfactory terms.

     The Staffing Solutions Group maintains centralized databases, containing resumes of candidates from which it fills customers' job requirements. Other candidates are referred by the customer itself for assignment as Volt employees. Volt Europe and Volt Asia maintain similar computerized databases containing resumes of candidates from their geographic areas. Higher skilled individuals employed by the Staffing Solutions Group are frequently willing to relocate to fill assignments, while lesser skilled employees are generally recruited and assigned locally. In addition to maintaining proprietary Internet recruiting sites, the segment has numerous contracts with independent web-based job search companies.

     Individuals hired by the Staffing Solutions Group typically become Volt employees or contractors during the period of their assignment. When the employer of record, Volt is responsible for the payment of wages, payroll taxes, workers' compensation and unemployment insurance and other benefits, which may include paid sick days, holidays, vacations and medical insurance. Increases in payroll taxes and costs of workers' compensation and unemployment insurance and other benefits have had and will continue to have a significant effect on the Company's profitability, competitiveness and financial performance.

     The Staffing Solutions Group provides direct placement services as well. In the United States, these services are provided through Volt Professional Placement, an employment search organization specializing in the recruitment and direct hire of individuals, including information technology, engineering, technical, accounting, finance and administrative support disciplines. In addition, some customers will convert contingent staff to permanent positions and the Company may receive a conversion fee.

     Recruitment Process Outsourcing services, newly branded as "Momentum, a Volt Information Sciences Company", delivers end-to-end hiring solutions for customers, starting at the requisition process and extending through sourcing, screening and onboarding of the customer's employees.

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

     Although the Staffing Solutions Group continues its efforts to increase its customer base and to broaden its services, there is no assurance that its present or future services will be competitive, that it will continue to obtain new customers or renew or extend existing customer contracts or develop new services or that its present services or new services will continue to be successfully marketed.

      Information Technology Solutions
      --------------------------------

      VMC Consulting

     Information Technology Project Management Solutions, branded as VMC Consulting, includes a varied portfolio of project-based professional services, often utilizing contingent staff sourced by Volt Staffing Solutions Group. With locations and customers in North America, Europe, and Asia, VMC's services are delivered via outsourcing and in-sourcing models, whether onsite, offsite, onshore, near-shore, offshore or hybrid engagements. Projects include product development, IT infrastructure support and technical call center services.

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

     Although VMC Consulting continues its efforts to increase its customer base and to broaden its services, there is no assurance that its present or future services will be competitive, that it will continue to obtain new customers or renew or extend existing customer contracts or develop new services or that its present services or new services will continue to be successfully marketed.

      E-Procurement Solutions
      -----------------------

      ProcureStaff

     ProcureStaff, Ltd. offers vendor neutral internet-based procurement and spend management solutions for Global 1000 and other customers. At the core of the ProcureStaff's service offerings is its Vendor Management System
     (VMS) technology, business-to-business e-commerce applications that streamline client and vendor functions while significantly reducing costs and the risks of non-compliance with client policies.

     ProcureStaff maintains significant international operations tailored to local country laws and market conditions and is aggressively seeking new global customers and markets. ProcureStaff also automates and manages the source-to-settle process (from identification of initial requirement through payment for final deliverable) for resource-based services to provide visibility and centralized control over all categories of enterprise-wide service expenditures, including statement of work, project work and deliverable based services. ProcureStaff provides this source-to-settle process to its customers with web-based access, the creation of project bid requests, requisition management, electronic procurement, relationship management, vendor management, time and expense keeping, consolidated invoicing, consolidated billing and payment and sophisticated on-line management reporting. Program implementation imposes start up costs on ProcureStaff which may take up to a year to recover. ProcureStaff competes with other companies which provide similar vendor neutral solutions, some of which are affiliated with competitive staffing companies.

     Although ProcureStaff continues its efforts to obtain new customers and to develop and enhance its services and systems, there is no assurance that its present or future services will be competitive, that it will continue to obtain new customers or renew existing customer contracts or develop new services or that present services or new services will continue to be successfully marketed.

     During the week ended October 28, 2007, the entire Staffing Services segment provided approximately 36,000 (41,000 in 2006) of its own temporary employees to its customers, in addition to employees provided by associate vendors and other contractors.

While the markets for the entire Staffing Services segment's services include a broad range of industries throughout North America, Europe and Asia, general economic conditions in specific geographic areas or industrial sectors affect the profitability of the segment. The segment has also experienced margin erosion caused by increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with which they deal. While the segment has reduced workers compensation costs and is committed to further efficiencies designed to increase profitability, there can be no assurances that profitability will increase. In addition, this segment could be adversely affected by changes in laws, regulations and government policies, including the results of pending litigation and governmental activity regarding the staffing services industry and related litigation expenses, customers' attitudes toward outsourcing and temporary personnel, any decreases in rates of unemployment in the future and higher wages sought by temporary workers, especially those in certain technical fields often characterized by labor shortages.

Through VMC, the segment has increased the number of higher margin project-oriented services to its customers and thus assumed greater responsibility for the finished product. The risks of unsuccessful performance, including claims by customers and the potential for uncompensated rework and other liabilities, are greater in VMC in contrast to traditional staffing services. While the Company believes that VMC can successfully implement its project-based contracts, there can be no assurance that such claims and costs of rework will not increase.

The ability of the Staffing Services segment to compete successfully for customers depends on its reputation, pricing and quality of service provided and its ability to engage, in a timely manner, personnel meeting customer requirements. Competition varies from market to market and country to country. In most areas there are few significant barriers to entry and no single provider has a dominant share of the market. The staffing services market is highly competitive and pricing pressure from customers and competitors continues to be significant. Many of the contracts entered into by this segment are of a relatively short duration, and awarded on the basis of competitive proposals that are periodically re-bid by the customer. Under many of these contracts, there is no assurance of any minimum amount of work that will actually be available and the Company is frequently required to compete for each individual placement; therefore these contracts do not give the assurance that long-term contracts typically provide. Although the Company has been successful in obtaining various short and long-term contracts in the past, in many instances margins under these contracts have decreased. There can be no assurance that existing contracts will be renewed on satisfactory terms or that additional or replacement contracts will be awarded to the Company, or that revenues or profitability from an expired contract will be replaced. Some of this segment's national contracts are large, and the loss of any large contract could have a significant negative effect on this segment's business unless, and until, the business is replaced. The segment competes with many staffing firms, some of which are larger and have substantially greater financial resources than Volt, as well as with individuals seeking direct employment with the Company's existing and potential customers.

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

     DataNational

     DataNational, Volt's independent telephone directory publisher, principally publishes community-based directories, primarily in the mid-Atlantic and southeastern portions of the United States. DataNational's community-based directories provide consumers with information concerning businesses that provide services within their local geographic area. The directories may also include features that are unique to the community, such as school information, maps and a calendar of events. All of the DataNational directories are also available on the Internet at www.communitybook.info. The division identifies markets where demographics and local shopping patterns are favorable to the division's community-oriented product and adjusts accordingly. During fiscal 2007 and fiscal 2006, the division published 145 and 139, respectively, community, county and regional directories. DataNational's principal competitors are regional telephone companies, whose directories typically cover a much wider geographic area than the DataNational directories, as well as other independent telephone directory companies, which compete at the local level. DataNational's revenues are generated from yellow page advertising sold in its directories. The Company believes that advertisers are attracted to DataNational's community directories because the directories enable them to specifically target their local markets at a much lower cost than directories covering larger markets. Some competitors are much larger than DataNational and have greater financial resources to enable them to compete aggressively in the same markets.

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

     Uruguay

     In  2007,   Volt's  Uruguay  division   published  yellow  pages  telephone
     directories as an independent publisher. Revenues are generated from the sale of yellow pages advertising.

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

Although economic conditions in Uruguay and neighboring countries are improving, they continue to have a significant adverse impact on advertising and printing revenue and operating profits of the Uruguay operation. The printing operations are also facing intense competition from other suppliers in neighboring countries.

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

The Telecommunications Services segment is a full-service provider of turnkey solutions to the telecommunications, cable and other industries, as well as for large corporations and governmental entities. In performing these services, the segment employs the latest technologies, such as GPS mapping of facilities. The segment's services include:

o Engineering services, including feasibility studies, right-of-way acquisition, network design and detailed engineering for copper, coaxial and fiber infrastructure, carrier systems design, conduit design, computer-aided design drafting, digitizing records, building industry consultant engineering (BICSI), turnkey design, program management, air pressure design and record verification.

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

o Enterprise infrastructure solutions, including structured cabling and wiring and field installation and repair services involving the design, engineering, installation and maintenance of various types of local and wide-area networks, utilizing copper wiring, coaxial and fiber optics, for voice, data and video, digital subscriber lines (DSL), security and access control solutions and other broadband installation and maintenance services to operating telephone companies, telecommunications equipment manufacturers, cable companies and large end-users, in both the government and private sectors.

o Central Office services, including engineering, furnishing, installing, maintaining and removal of transmission systems, distribution frame systems, AC/DC power systems, wiring and cabling, switch peripheral
     systems,   equipment   assembly  and  system   integration  and  controlled
     environment structures, and other network support services, such as grounding surveys and asset management.

o Wireless services, including complete turnkey solutions to fixed and mobile wireless providers, equipment manufacturers, municipalities and enterprise customers. This includes establishing or enhancing network infrastructure, design, engineering and construction/installation services, site selection, RF engineering, tower erection, antenna installation and inside cabling and wiring services.

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

A portion of the Company's business in this segment is obtained through the submission of competitive proposals for contracts that typically expire within one to three years and upon expiration are re-bid and price is often an important factor in the award of such agreements. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract. Under many of these contracts, including master service contracts, there is no assurance that any minimum amount of work will actually be available; therefore, these contracts do not give the assurance that long-term contracts typically provide. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business and customers, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms or that the Company can obtain new business and customers. In addition, the results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the consolidation within the segment's telecommunications industry wire-line customer base and an increasing shift by consumers to wireless communications and alternatives. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment.

Computer Systems Segment
------------------------

Volt's Computer Systems segment provides customers worldwide with telephone directory services, information services and other operator services systems, and designs, develops, sells, leases and maintains computer-based directory assistance services along with other database management and related services, primarily to the telecommunications industry through VoltDelta Resources, LLC. and its subsidiaries (collectively "VDR"). The segment also provides third party IT and data services to others. This segment is comprised of three synergistic business units: VoltDelta Resources ("VoltDelta"), LSSiData and Maintech.

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

     LSSiData

     In September 2007, VDR acquired LSSi Corp. and combined it and VDR's DataServ division into LSSiData. The division's services utilize highly accurate consumer and business databases to allow companies to improve their operations and marketing capabilities. Working with VoltDelta and other data aggregators, LSSiData's information is updated daily and is substantially augmented with specialized information unique to the non-telco enterprise customer. LSSiData integrates customer applications access via XML and other advanced technologies with its various databases. LSSiData has agreements with several agents and resellers to distribute its services into targeted industries.

     In order to fulfill its commitments under its contracts, VoltDelta and LSSiData are required to develop advanced computer software programs and purchase substantial amounts of computer equipment, as well as license data content, from several suppliers. Most of the equipment and data content required for these contracts is purchased as needed and is readily available from a number of suppliers.

     Maintech

     Maintech, a division of VDR is an Independent Services Organization ("ISO") providing managed IT service solutions to mid-size and large corporate clients across the United States, including many of those who have purchased systems from VoltDelta. Its service offerings are tailored to mission-critical, multi-platform operating environments where standards of system availability of 99+% are the norm. Maintech's target markets include banking and brokerage, telecommunications, aerospace, healthcare and manufacturing.

     Clients may engage Maintech for an enterprise-wide single source IT Outsourcing Solutions commitment that includes program management, technology planning, transition management, Wintel/UNIX/Linux system administration, network administration, Network Operations Center (NOC) monitoring services, hardware maintenance and LAN/WAN/Voice services. Clients may also choose Maintech for any subset of services including support of large Wintel/UNIX/Linux server farms and storage networks and corporate Desktop/Deskside support. As an ISO, the demand for Maintech's single source, vendor neutral, unbiased services profile is rapidly growing in an IT marketplace where infrastructure optimization via multiple OEM's is the norm.

This segment operates in a business environment which is highly competitive. Some of this segment's principal competitors are larger and have substantially greater financial resources than the Company. This segment's results are highly dependent on the volume of transactions which are processed by the segment under existing contracts, the segment's ability to continue to secure comprehensive listings from third parties, its ability to obtain additional customers for these services and its continued ability to sell products and services to new and existing customers. This segment's position in its market depends largely upon its reputation, quality of service and ability to develop, maintain and implement information systems on a cost competitive basis. Although the segment continues its investment in research and development, there is no assurance that this segment's present or future products will be competitive, that the segment will continue to develop new products or that present products or new products can be successfully marketed.

Some of this segment's contracts expired in 2007, while others were renewed and new contracts were awarded to the segment. Other contracts are scheduled to expire in 2008 through 2011. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract; therefore, these contracts do not give the assurances that long-term contracts typically provide. While the Company believes it can secure renewals and/or extensions of some of these contracts, some of which are material to this segment, and obtain new business and customers, there can be no assurance that contracts will be renewed or extended or that additional or replacement contracts will be awarded to the Company on satisfactory terms or that new business and customers can be obtained. In addition, the segment has recently experienced a reduction in transaction volume due to lower access to directory assistance by wire-line carrier customers. This trend may continue.

In December 2005, VDR purchased from Nortel Networks its 24% minority interest in VDR. Under the terms of the agreement, VDR was required to pay Nortel Networks approximately $56.4 million for its minority interest in VDR, and a cash distribution of approximately $5.4 million. Under the terms of the agreement, VDR paid $25.0 million on December 29, 2005 and paid the remaining $36.8 million in February 2006.

In December 2005, VDR purchased varetis Solutions GmbH, headquartered in Munich, Germany. Varetis Solutions added technology in the area of wireless and wire-line database management, directory assistance/inquiry automation, and wireless handset information delivery to the segment's significant technology portfolio. It also added products that the segment can now sell to VoltDelta's North American market. The combined entity, operating as Volt Delta International, now allows VDR to better focus on the evolving global market for directory information systems and services.

In September 2007, VDR acquired LSSi Corp. ("LSSi") for $70.0 million and combined it and VDR's DataServ division into LSSiData. Sales and pre-tax income of LSSi approximated $28 million and $5.0 million, respectively, for the twelve months prior to the acquisition. Although VDR expects there to be operational efficiencies of approximately $8 million to $10 million on an annual basis by eliminating duplicative data procurement and processing costs, the segment will incur a charge to earnings in fiscal 2008 of between $2.5 and $3.0 million. The acquisition is expected to become accretive to earnings in the second quarter of fiscal year 2008. The combination of Volt Delta's application development, integration and hosting expertise and LSSi's highly efficient data processing will allow Volt Delta to serve a broader base of customers by aggregating the most current and accurate business and consumer information possible. Substantially all of the merger consideration was attributable to intangible assets, including goodwill.

Although VDR was successful during fiscal year 2007 in obtaining new customers for these services, including major telephone companies serving the long distance and cellular markets, and LSSiData expanded its customer base and achieved significant revenue growth, there can be no assurance that they will continue to be successful in marketing these services to additional customers, or that the customers' volume and pricing of transactions will be at a level sufficient to enable the segment to maintain the current level of profitability.

Research, Development and Engineering
-------------------------------------
During fiscal years 2007, 2006 and 2005, the Company expended approximately $0.6 million, $2.7 million and $1.1 million, respectively, on research, development and engineering for product and service development and improvement, substantially all of which is Company sponsored, and none of which was capitalized. The major portion of research and development expenditures was incurred by the Computer Systems segment.

In addition, the Company's software technology personnel are involved in the development and acquisition of internal-use software to be used in its Enterprise Resource Planning System and software used in its operating systems. In fiscal 2007, 2006 and 2005, expenditures for internal-use software were $18.7 million, $18.7 million and $21.1 million, respectively, of which $3.3 million, $4.1 million and $4.4 million were capitalized.

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

Volt, Volt Workforce Solutions, Volt Services Group, Volt Technical Services, Volt Europe, Volt Human Resources, Volt Asia Enterprises, Volt Computer Services, Volt Life Sciences, Volt Accounting & Finance, Volt Automotive
Services, Volt Aerospace Services, VoltSource, Volt Temporary Services, ProcureStaff, VMC Consulting, DataNational, VoltDelta, Volt Delta International, DirectDA, Maintech and VIS are registered and/or common law trademarks and service marks owned by the Company.

Customers
---------
In fiscal 2007, the Telecommunications Services segment's sales to two customers accounted for approximately 33%, and 15% of the total sales of that segment; the Computer Systems segment's sales to two customers accounted for approximately 25% and 17% of the total sales of that segment and the Staffing Services segment's sales to one customer accounted for approximately 13% of the total sales of that segment. In fiscal 2007, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 11% of the Company's consolidated net sales of $2.4 billion and 7% of the Company's consolidated gross billings of $3.5 billion under a number of different contracts. The difference between net sales and gross billings is the Company's associate vendor costs, which are excluded from sales due to the Company's relationship with the customers and the Company's associate vendors, who have agreed to be paid subject to receipt of the customers' payment to the Company. Revenue for these services is recognized net of associated vendor costs in the period the services are rendered. The Company believes that gross billing is a meaningful measure, which reflects actual volume by the customers.

The loss of one or more of these customers, unless the business is replaced by the Company or the segment, could result in an adverse effect on the results for the Company or that segment's business.

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

In fiscal 2005, the Telecommunications Services segment's sales to two customers accounted for approximately 30% and 14% of the total sales of that segment; the Computer Systems segment's sales to two customers accounted for approximately 31% and 13% of the total sales of that segment; and the Staffing Services segment's sales to one customer accounted for approximately 13% of the total sales of that segment. In fiscal 2005, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 11% of the Company's consolidated net sales of $2.2 billion and 7% of the Company's consolidated gross billings of $3.3 billion under a number of different contracts.

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

Employees
---------
During the week ended October 28, 2007, Volt employed approximately 43,000 persons, including approximately 36,000 persons who were on temporary assignment for the Staffing Services segment. Volt is a party to two collective bargaining agreements, which cover a small number of its employees. The Company believes that its relations with its employees are satisfactory.

Certain services rendered by Volt's operating segments require highly trained personnel in specialized fields, some of whom are currently in short supply and, while the Company currently has a sufficient number of such personnel in its employ, there can be no assurance that in the future, these segments can continue to employ sufficient technical personnel necessary for the successful operation of their services without significantly higher costs.

Regulation
----------
Some states in the United States and most foreign countries license and regulate temporary service firms, employment agencies and construction companies. In connection with foreign sales by the Telephone Directory and Computer Systems segments, the Company is subject to export controls, including restrictions on the export of certain technologies. With respect to countries in which the Company's Telephone Directory and Computer Systems segments presently sell certain of their current products, the sale of their current products, both hardware and software, are permitted pursuant to a general export license. If the Company began selling to countries designated by the United States as sensitive or developed products subject to restriction, sales would be subject to more restrictive export regulations.

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

Pursuant to Section 303A.12(a) of the Rules of the NYSE, a company's annual report to its shareholders must disclose that the previous year's ss.12(a) CEO Certification was submitted to the NYSE. As required, the Company's ss.12(a) CEO Certification for the previous year was submitted to the NYSE on April 25, 2007, and certifies that the CEO was not aware of any violation by the Company of NYSE's Corporate Governance listing standards.

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


                     FACTORS THAT MAY AFFECT FUTURE RESULTS

THE COMPANY'S BUSINESS IS DEPENDENT UPON GENERAL ECONOMIC, COMPETITIVE AND OTHER BUSINESS CONDITIONS, INCLUDING THE UNITED STATES AND EUROPEAN ECONOMIES AND OTHER GENERAL CONDITIONS, SUCH AS CUSTOMERS' OUTSOURCING ACTIVITIES TO OTHER COUNTRIES

The demand for the Company's services in all segments is dependent upon general economic conditions. The Company's business tends to suffer during economic downturns. The recent slowing of the economy could adversely affect the Company's revenue and operating profit. Current economic conditions have also increased the risk of a recession, which, if it occurs, could further adversely affect the Company's revenues and operating profit.

In addition, in the past few years major United States companies, many of which are customers of the Company, have increasingly outsourced business to foreign countries with lower labor rates, less costly employee benefit requirements and fewer regulations than in the United States. There has been and could be a further adverse effect on the Company if customers and potential customers continue to move manufacturing and servicing operations off-shore, reducing their need for temporary and permanent workers within the United States. It is also important for the Company to diversify its pool of available temporary personnel to offer greater support to the service sector of the economy and other businesses that have more difficulty in moving off-shore, as well as expanding its retail customer base which generally affords higher margin opportunities, which the Company may not be able to do successfully. In addition, the Company has been and may be adversely affected if it competes from the Company's United States based operations against competitors based in lower-cost countries. Although the Company has begun to expand its operations to serve existing customers in such countries, and has established subsidiaries in some foreign countries, there can be no assurance that this effort will be successful or that the Company can successfully compete with competitors based overseas or who have well-established foreign operations. The Company's international expansion further subjects the Company to additional risks and challenges that could harm its business and profitability.

The Company's business strategy is focused on serving large corporate customers through high volume global service agreements. While the Company's strategy is intended to increase the Company's revenue and operating profit from our major corporate customers, the strategy also exposes the Company to increased risks arising from the possible loss of major customer accounts. In addition, some customers are in industries that have experienced adverse business and financial conditions in recent years. The deterioration of the financial condition or business prospects of these customers has reduced, and could further reduce, their need for temporary employment services and other services, and result in a significant decrease in the revenue and operating profit the Company derives from these customers. These customers also present greater credit risks.

In the Staffing Services segment, a weakened economy results in decreased demand for temporary and permanent personnel. When economic activity slows down, many of the Company's customers reduce their use of temporary employees before they reduce the number of their regular employees. There is less need for contingent workers by all potential customers, who are less inclined to add to their costs. Since employees are reluctant to risk changing employers, there are fewer openings and reduced activity in permanent placements as well. In addition, while in many fields there are ample applicants for available positions, variations in the rate of unemployment and higher wages sought by temporary workers in certain technical fields with labor shortages could affect the Company's ability to meet its customers' demands in these fields and adversely affect the Company's profit margins. Fluctuations in workers' compensation costs and unemployment insurance, other payroll taxes and business taxes will also impact profit margins.

While the markets for the entire Staffing Services segment's services include a broad range of industries throughout North America, Europe and Asia, general economic conditions in specific geographic areas or industry sectors affect the profitability of the segment. The segment has also experienced margin erosion caused by increased competition, electronic auctions and customers leveraging their buying power by consolidating the number of vendors with whom they deal. The segment is committed to further efficiencies designed to increase profitability, however, there can be no assurances that profitability will increase. In addition, this segment could be adversely affected by changes in laws, regulations and government policies, as well as the results of pending litigation and related litigation expenses and governmental activity regarding the staffing services industry, customers' attitudes toward outsourcing and temporary/contract personnel and any decreases in rates of unemployment in the future and higher wages sought by temporary/contract workers, especially those in certain technical fields often characterized by labor shortages.

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

MANY OF THE COMPANY'S CONTRACTS EITHER PROVIDE NO MINIMUM PURCHASE REQUIREMENTS OR ARE CANCELABLE DURING THE TERM, OR BOTH

In all segments, many of the Company's contracts, even those whose duration spans a number of years, provide no assurance of any minimum amount of work that will actually be available under the contract; under these contracts the Company must still compete for each individual placement or project. Most staffing services contracts are not sole source, so the segment must compete for each placement at the customer. Similarly, many telecommunications master contracts require competition in order to obtain each individual work project. In addition, many of the Company's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the Company is not in default under the contract. Therefore, these contracts do not give the assurances that long-term contracts often provide.

THE COMPANY'S STAFFING SERVICES BUSINESS AND ITS OTHER SEGMENTS SUBJECT IT TO EMPLOYMENT-RELATED AND OTHER CLAIMS

The Company's staffing services business employs individuals on a temporary basis and places them in a customer's workplace. The Company's ability to control the customer workplace is often limited, and the Company risks incurring liability to its employees for injury (which results in increased workers' compensation costs) or other harm that they suffer at the customer's workplace. Increases in workers' compensation costs adversely affect the Company's competitive position and its ability to retain business and obtain new business. Risks relating to these activities include:

     o claims of misconduct or negligence on the part of the Company's employees;
     o claims by the Company's employees of discrimination or harassment directed at them, including claims relating to actions of the Company's customers;
     o claims related to the employment of undocumented or unlicensed personnel;
     o    payment of workers' compensation claims and other similar claims;
     o    violations of wage and hour requirements;
     o    retroactive entitlement to employee benefits;
     o errors and omissions of the Company's employees, particularly in the case of professionals; and

     o claims by the Company's customers relating to the Company's employees' misuse of customers' proprietary information, misappropriation of funds, other criminal activity or torts or other similar claims.

Additionally, the Company risks liability to its customers for the actions of the Company's employees that may result in harm to the Company's customers. Such actions may be the result of negligence or misconduct on the part of the Company's temporary employees. In many cases, the Company must indemnify its customers for the acts of the Company's employees, and certain customers have negotiated increases in the scope of such indemnification agreements. These same factors apply to all of the Company's business units, although the risk may be reduced where the Company itself controls the employees and/or the workplace. Nevertheless, the risk is present in all segments.

There has been litigation in the United States by temporary workers against users and providers of temporary services claiming that temporary workers are entitled to various rights given to traditional employees, that certain temporary employees should be classified as the customers' employees and are entitled to participate in certain of the customers' benefit programs, and for violations of applicable labor codes. The Company does not know the effect, if any, the resolution of these cases will have on the industry or upon the Staffing Solutions Group's business, but adverse decisions may adversely affect the business of the Staffing Services segment.

The Company retains the risk of loss, up to certain limits, for claims related to workers' compensation, general liability, automobile liability and employee group health. Should a greater number of claims occur compared to the Company's estimates, or should the dollar amount of the actual claims exceed the amount the Company has anticipated, the recorded liability may not be sufficient, and the Company could incur substantial additional unanticipated charges. Although the Company has not historically suffered significantly from such claims, other than increases in workers' compensation costs, there can be no assurance that future claims will not adversely affect the Company. The Company may also incur fines or other losses and negative publicity with respect to any litigation in which it becomes involved. Although the Company maintains insurance for many such actions, there can be no assurance that its insurance will cover future actions or that the Company will continue to be able to obtain such insurance on acceptable terms, if at all.

NEW AND INCREASED GOVERNMENT REGULATION COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, ESPECIALLY ITS CONTINGENT STAFFING BUSINESS.

Certain of the Company's businesses are subject to licensing and regulation in many states and certain foreign jurisdictions. Although the Company has not had any difficulty complying with these requirements in the past, there can be no assurance that the Company will continue to be able to do so, or that the cost of compliance will not become material. Additionally, the jurisdictions in which we do or intend to do business may:

     o create new or additional regulations that prohibit or restrict the types of services that we currently provide;
     o impose new or additional employee benefit requirements, thereby increasing costs that may not be able to be passed on to customers or which would cause customers to reduce their use of the Company's services, especially in its staffing services segment, which would adversely impact the Company's ability to conduct its business;
     o require the Company to obtain additional licenses to provide its services; or
     o increase taxes (especially payroll and other employment related taxes) or enact new or different taxes payable by the providers or users of services such as those offered by the Company, thereby increasing costs, some of which may not be able to be passed on to customers or which would cause customers to reduce their use of the Company's services, especially in its Staffing Services segment, which would adversely impact the Company's ability to conduct its business.

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

In addition, certain private and governmental entities have focused on the contingent staffing industry in particular and, as well as their potential to impose additional requirements and costs, they and their supporters could cause changes in customers' attitudes toward the use of outsourcing and temporary personnel in general. This could have an adverse effect on the Company's contingent staffing business.

THE COMPANY MAY EXPERIENCE BUSINESS INTERRUPTIONS THAT COULD HAVE AN ADVERSE EFFECT ON ITS OPERATIONS

The Company could be negatively affected by natural disasters, fire, power loss, telecommunications failures, hardware or software malfunctions and break-downs, computer viruses or similar events. Although the Company has disaster recovery plans in place, it may not be able to adequately execute these plans in a timely fashion. If the Company's critical information systems fail or are otherwise unavailable, this could temporarily impact the Company's ability to pay employees, bill customers, service customers, maintain billing and payroll records reliably and pay taxes, which could adversely affect its revenue, operating expenses, and financial condition. A prolonged outage could seriously impact the Company's ability to service customers or hire temporary workers and could seriously threaten the organization.

IMPROPER DISCLOSURE OF EMPLOYEE AND CUSTOMER DATA COULD RESULT IN LIABILITY AND HARM THE COMPANY'S REPUTATION

The Company's business involves the use, storage and transmission of information about its employees, its customers and employees of its customers. The Company and its third-party service providers have established policies and procedures to help protect the security and privacy of this information. It is possible that the Company's security controls over personal and customer data and other practices that the Company and its third-party service providers follow may not prevent the improper access to or disclosure of personally identifiable and customer information. Such disclosure could harm the Company's reputation and subject the Company to liability under its contracts and laws that protect personal and customer data, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which the Company provides services. The Company's failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to the Company's reputation in the marketplace.

THE COMPANY IS DEPENDENT UPON ITS KEY PERSONNEL

The Company's operations are dependent on the continued efforts of its officers and executive management. In addition, the Company is dependent on the performance and productivity of its local managers and field personnel. The Company's ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key officers and members of management who have acquired significant experience in the Company's businesses may cause a significant disruption to our business. Moreover, the loss of the Company's key managers and field personnel may jeopardize existing client relationships with businesses that continue to use the Company's services based upon past relationships with these local managers and field personnel. The loss of such key personnel could have a material adverse effect on the Company's operation, because it may result in our inability to establish and maintain client relationships and otherwise operate our business.

THE COMPANY IS DEPENDENT UPON ITS ABILITY TO ATTRACT AND RETAIN CERTAIN TECHNOLOGICALLY QUALIFIED PERSONNEL

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

THE INDUSTRIES IN WHICH THE COMPANY DOES BUSINESS ARE VERY COMPETITIVE

The Company, in all segments, has experienced intense price competition and pressure on margins and lower markups for renewals of customers' contracts than previously obtained. While the Company has and will continue its efforts to take action to meet competition in its highly competitive markets, there can be no assurance that the Company will be able to do so without impacting margins.

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

The Company's Staffing Services segment is in a very competitive industry with few significant barriers to entry. There are many temporary service firms in the United States and Europe, many with only one or a few offices that service only a small market. On the other hand, some of this segment's principal competitors are larger and have substantially greater financial resources than the Company and service the multi-national accounts whose business the Company also solicits. Accordingly, these competitors may be better able than the Company to attract and retain qualified personnel and may be able to offer their customers more favorable pricing terms than the Company. Furthermore, in the staffing industry contingent workers are provided to customers and most customers are more protective of their full-time workforce than contingent workers.

The results of the Company's Computer Systems segment are highly dependent on the volume of directory assistance calls to this segment's customers which are processed by the segment under existing contracts, the segment's ability to continue to secure comprehensive listings from others at acceptable pricing, its ability to obtain additional customers for these services and its continued ability to sell products and services to new and existing customers. The volume of transactions with this segment's customers and the revenues received by the Company are subject to reduction as consumers utilize free listings offered by alternative sources, including on the Internet and from consolidation in the telecommunications industry. The reliability of the Company's products and services is dependent upon the integrity of the data in its databases. A failure in the integrity of its database could harm the Company by exposing it to customer or third-party claims or by causing a loss of customer confidence in the Company's products and services. This segment's position in its market depends largely upon its reputation, quality of service and ability to develop, maintain and implement information systems on a cost competitive basis.

The Company's Telecommunications Services segment faces substantial competition with respect to all of its telecommunications services from other suppliers and from in-house capabilities of present and potential customers. Since many customers provide the same type of services as the segment, the segment faces competition from its own customers and potential customers as well as from third parties. The Telecommunications Services segment performs much of its services outdoors, and its business can be adversely affected by inclement weather. In addition, the segment accounts for certain projects using percentage-of-completion; therefore variations of actual results from its estimates may reduce our profitability. The segment's profitability is reduced if the actual cost to complete a project exceeds its estimates. Some of this segment's significant competitors are larger and have substantially greater financial resources than the Company. There are relatively few significant barriers to entry into certain of the markets in which the segment operates, and many competitors are small, local companies that generally have lower overhead. The Company's ability to compete in this segment depends upon its reputation, technical capabilities, pricing, quality of service and ability to meet customer requirements in a timely manner, as well as the economic health of the telecom industry. Volt believes that its competitive position in this segment is augmented by its ability to draw upon the expertise and resources of other Volt segments.

Additionally, in all segments, the degree and timing of customer acceptance of systems and of obtaining new contracts and the rate of renewals of existing contracts, as well as customers' utilization of the Company's services, could adversely affect the Company's businesses.

THE COMPANY MUST COMPLETE THE INTEGRATION OF LSSi CORP. INTO THE COMPANY'S COMPUTER SYSTEMS SEGMENT

In September 2007, VDR acquired LSSi Corp. and combined it and VDR's DataServ division into LSSiData. Together with its subsidiaries, VDR is reported as the Company's Computer Systems segment. In addition to the factors described elsewhere herein, the Company's results in this segment are dependent upon the Company's ability to successfully integrate LSSi Corp. into VDR and to achieve operational efficiencies and savings, upon which that transaction was predicated, with minimal interference with the segment's business. If VDR fails to achieve these efficiencies and savings, there is also the risk that the goodwill and other intangible assets acquired in such transaction would be subject to impairment.

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

The Company obtained a waiver of one covenant but was in compliance with all other such requirements at the end of the fiscal year and believes it will remain in compliance throughout the next twelve months, there can be no assurance that will be the case or that waivers may not be required.

VOLATILE FINANCIAL MARKETS COULD RESTRICT THE COMPANY'S ABILITY TO ACCESS CAPITAL AND INCREASE OUR FINANCING COSTS

The Company relies on access to capital markets as a source of liquidity for capital requirements not satisfied by cash flows from operations. If the Company is not able to access capital at competitive rates, the ability to implement the Company's business plans may be adversely affected. Market disruptions or a downgrade of the Company's credit rating may increase the cost of borrowing or adversely affect the Company's ability to access one or more financial markets.

REGULATORY CHALLENGES TO THE COMPANY'S TAX FILING POSITIONS COULD RESULT IN ADDITIONAL TAXES

When the financial statements are prepared, the Company estimates its income taxes based on the various jurisdictions in which business is conducted. Liabilities for anticipated tax audit issues in the United States and other tax jurisdictions are based on estimates of whether, and the extent to which, additional taxes will be due. The recognition of these provisions for income taxes is recorded in the period in which it is determined that such taxes are due. Significant judgment is required in determining the Company's worldwide income tax provision.

THE COMPANY MUST STAY IN COMPLIANCE WITH THE SARBANES-OXLEY ACT

The Company believes it is in compliance with the Sarbanes-Oxley Act of 2002. The cost of compliance has adversely affected the Company's operating results and costs of continued compliance with such Act will affect the Company's operating results in the future. While the Company expects to continue to be in compliance with such Act, there can be no assurance that it will be able to do so.

THE COMPANY'S PRINCIPAL SHAREHOLDERS OWN A SIGNIFICANT PERCENTAGE OF THE COMPANY AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER THE COMPANY AND THEIR INTERESTS MAY DIFFER FROM THOSE OF OTHER SHAREHOLDERS

As of December 31, 2007, the Company's principal shareholders, who are related family members, controlled in excess of 41% of the Company's outstanding common stock. Accordingly, these shareholders are able to control the composition of the Company's board of directors and many other matters requiring shareholder approval and will continue to have significant influence over the Company's affairs. This concentration of ownership also could have the effect of delaying or preventing a change in control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of the Company.

NEW YORK LAW AND THE COMPANY'S ARTICLES OF INCORPORATION AND BYLAWS CONTAIN PROVISIONS THAT COULD MAKE THE TAKEOVER OF THE COMPANY MORE DIFFICULT

Certain provisions of New York law and the Company's articles of incorporation and bylaws could have the effect of delaying or preventing a third-party from acquiring the Company, even if a change in control would be beneficial to the Company's shareholders. These provisions of the Company's articles of incorporation and bylaws include:

     o providing for a classified board of directors with staggered, two-year terms;
     o    permitting removal of directors only for cause;
     o providing that vacancies on the board of directors will be filled by the remaining directors then in office; and
     o requiring advance notice for shareholder proposals and director nominees.

The Company's board of directors could choose not to negotiate with a potential acquirer that it did not believe was in the Company's strategic interests. If an acquirer is discouraged from offering to acquire the Company or prevented from successfully completing a hostile acquisition by these or other measures, the Company's shareholders could lose the opportunity to sell their shares at a favorable price.

THE COMPANY'S STOCK PRICE COULD BE EXTREMELY VOLATILE AND, AS A RESULT, INVESTORS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE THEY PAID FOR THEM

Among the factors that could affect the Company's stock price are:

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

                                                                       Approximate Sq. Ft.            If Leased, Year of
Location                     Business Segment                            Leased Or Owned               Lease Expiration
--------                     ----------------                          -------------------            ------------------

Orange,                      West Region Headquarters                       200,000                        Owned (1)
California                   Accounting Center
                             Staffing Services
                             Computer Systems

El Segundo,                  Staffing Services                               20,000                         Owned
California

San Diego,                   Staffing Services                               20,000                         Owned
California

Montevideo,                  Telephone Directory                             80,000                         Owned
Uruguay

Blue Bell,                   Telephone Directory                             55,000                          2012
Pennsylvania                 Computer Systems

Redmond,                     Staffing Services                               66,000                          2010
Washington                                                                   27,000                          2009

Wallington,                  Computer Systems                                32,000                          2008
New Jersey

Rochester,                   Computer Systems                                39,000                          2008
New York                                                                     50,500                          2018

Toronto,                     Staffing Services                               81,000                          2010
Canada

Munich,                      Computer Systems                                36,000                          2009
Germany

(1) See Note F of Notes to Consolidated Financial Statements for information regarding a term loan secured by a deed of trust on this property.

The Company leases space in approximately 250 other facilities worldwide (excluding month-to-month rentals), each of which consists of less than 20,000 square feet. These leases expire at various times from 2008 until 2018.

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


ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is party to certain claims and legal proceedings which arise in the ordinary course of business. There are no claims or legal proceedings now pending against the Company or its subsidiaries, which, in the opinion of management, would have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                               EXECUTIVE OFFICERS
                               ------------------

STEVEN A. SHAW, 48, has been President and Chief Executive Officer of the Company since March 2006 and Chief Operating Officer of the Company since March 2005. He served as Co-Chief Executive Officer of the Company from September 2005 to March 2006, as Executive Vice President of the Company from March 2005 to March 2006 and Senior Vice President of the Company from November 2000 to March 2005. He has been employed by the Company in executive capacities since November 1995.

JEROME SHAW, 81, a founder of the Company, has been Executive Vice President and Secretary of the Company since its inception in 1957 and has been employed in executive capacities by the Company and its predecessors since 1950.

JACK EGAN, 58, has been Senior Vice President and Principal Financial Officer of the Company since April 2006. Prior thereto he served as Vice President - Corporate Accounting and Principal Accounting Officer since January 1992. He has been employed in executive capacities by the Company since 1979.

HOWARD B. WEINREICH, 65, has been General Counsel of the Company since September 1985 and a Senior Vice President of the Company since May 2001. He has been employed in executive capacities by the Company since 1981.

LUDWIG M. GUARINO, 56, has been Senior Vice President of the Company since April 2006 and Treasurer of the Company since January 1994. He has been employed in executive capacities by the Company since 1976.

THOMAS DALEY, 53, has been Senior Vice President of the Company since March 2001 and has been employed in executive capacities by the Company since 1980.

DANIEL G. HALLIHAN, 59, has been Vice President - Accounting Operations since January 1992 and has been employed in executive capacities by the Company since 1986.

RONALD KOCHMAN, 48, has been Vice President of the Company since March 2005 and has been employed by the Company in executive capacities in its financial departments since 1987.

LOUISE ROSS, 59, has been Vice President - Human Resources of the Company since September 2006 and has been employed by the Company in executive capacities in its human resource departments since 1993.

Steven A. Shaw is the son of Jerome Shaw. Deborah Shaw, a director of the Company, is the cousin of Steven A. Shaw. Bruce G. Goodman, a director of the Company, is the husband of Deborah Shaw's sister. Deborah Shaw and her sister are co-executors of the Estate of William Shaw. William Shaw was Jerome Shaw's brother and a founder of the Company, and was President and Co-Chief Executive Officer of the Company at the time of his death in March 2006. There are no other family relationships among the executive officers or directors of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the New York Stock Exchange (NYSE Symbol-VOL). The following table sets forth the high and low prices of Volt's common stock, as reported by the NYSE, during the Company's two fiscal years ended October 28, 2007:

                                                  2007                                       2006
                                     --------------------------------           --------------------------------
Fiscal Period                              High             Low                       High             Low
-------------                              -----            ----                      -----            ----

First Quarter                            $42.12          $25.98                     $16.73          $12.03
Second Quarter                            38.59           25.10                      21.63           15.90
Third Quarter                             26.29           16.32                      32.32           18.70
Fourth Quarter                            19.48           14.19                      29.65           22.10

As of January 4, 2008, there were approximately 319 holders of record of the Company's common stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

Cash dividends have not been paid during the reported periods. The Company's credit agreement contains financial covenants, one of which limits dividends in any fiscal year to 50% of the prior year's consolidated net income, as defined. The amount available for dividends, under this covenant, at October 29, 2007 was $19.7 million.

On December 19, 2006, the Board of Directors approved a three-for-two split of the Company's common stock, in the form of a 50% stock dividend which was paid January 26, 2007 to record holders as of January 15, 2007.

The following table sets forth certain information, as at October 28, 2007, with respect to the Company's equity compensation plans:

                                          Number of securities to be       Weighted-average        Number of securities
                                            issued upon exercise of       exercise price of       remaining available for
                                             outstanding options,        outstanding options,      future issuance under
           Plan Category                      warrants and rights        warrants and rights     equity compensation plans
           -------------                      -------------------        -------------------     -------------------------
Equity compensation plans approved
by security holders


1995 Non-Qualified Stock Option Plan                   118,665 (a)             $14.97                        -  (a)


2006 Incentive Stock Plan                                3,000                 $27.01                    1,497,000

Equity compensation plans not                                -                   -                               -
approved by security holders                          --------                -------                    ---------

  Total                                                121,665                 $15.27                    1,497,000
                                                      ========                =======                    =========

(a)  The Company's 1995  Non-Qualified  Stock Option Plan  terminated on May 16,
     2005 except for options previously granted under the plan.

No information of the type called for by Items 701 and 703 of Regulation S-K (relating to unregistered sales of equity securities by the Company and purchases of equity securities by the Company and affiliated purchasers) is required to be included in this Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                            Year Ended (Notes 1 and 2)
                                                      --------------------------------------------------------------------------
                                                        October         October         October         October        November
                                                       28, 2007        29, 2006        30, 2005        31, 2004        2, 2003
                                                      ----------      ----------      ----------      ----------      ----------
                                                                      (In thousands, except per share data)

Net Sales                                             $2,353,082      $2,338,453      $2,177,619      $1,924,777      $1,609,491
                                                      ==========      ==========      ==========      ==========      ==========

Income from continuing operations--Note 3                $39,332         $30,650         $17,040         $24,196          $4,205
Discontinued operations--Note 4                               -               -               -            9,520              -
                                                      ----------      ----------      ----------      ----------      ----------
Net income                                               $39,332         $30,650         $17,040         $33,716          $4,205
                                                      ==========      ==========      ==========      ==========      ==========

Per Share Data
--------------
Basic:
   Income  from continuing operations                     $1.71           $1.32            $0.74          $1.06           $0.19
   Discontinued operations                                   -               -                -            0.41               -
                                                      ----------      ----------      ----------      ----------      ----------
   Net income                                             $1.71           $1.32            $0.74          $1.47           $0.19
                                                      ==========      ==========      ==========      ==========      ==========
   Weighted average number of shares                      22,935          23,227          22,980          22,851          22,827
                                                      ==========      ==========      ==========      ==========      ==========

Diluted:
   Income from continuing operations                      $1.71           $1.31            $0.74           $1.05          $0.19
   Discontinued operations                                   -               -                -             0.41             -
                                                      ----------      ----------      ----------      ----------      ----------
   Net income                                             $1.71           $1.31            $0.74           $1.46          $0.19
                                                      ==========      ==========      ==========      ==========      ==========
   Weighted average number of shares                      22,985          23,388          23,126          23,031          22,838
                                                      ==========      ==========      ==========      ==========      ==========

Total assets                                            $840,151        $699,121        $688,712        $690,036        $540,483
                                                      ==========      ==========      ==========      ==========      ==========

Long-term debt, net of current portion                   $12,316         $12,827         $13,297         $15,588         $14,098
                                                      ==========      ==========      ==========      ==========      ==========

Note 1 -- Fiscal years 2003 through 2007 consisted of 52 weeks.

Note 2 -- Cash dividends were not paid during the five-year period ended October 28, 2007.

Note 3 -- Fiscal 2004 included a gain from the sale of real estate of $3.3 million ($2.0 million, net of taxes, or $0.09 per share).

Note 4 -- Fiscal 2004 included a gain from discontinued operations of $9.5 million (net of taxes of $4.6 million), or $0.41 per share, from the sale of real estate previously leased to the Company's former 59% owned subsidiary, Autologic International, Inc. ("Autologic").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to our consolidated financial statements and notes thereto included in Item 8 of this Form 10-K and to provide an understanding of our consolidated results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

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

     o Related Person Transactions - This section describes any business relationships, or transaction or series of similar transactions between the Company and its directors, executive officers, shareholders (with a 5% or greater interest in the Company), or any entity in which an executive officer has more than a 10% equity ownership interest, as well as members of the immediate families of any of the foregoing persons during the fiscal years 2006 and 2007. Excluded from the transactions are employment compensation and directors' fees.

CRITICAL ACCOUNTING POLICIES
----------------------------

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments, assumptions and valuations that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Future reported results of operations could be impacted if the Company's estimates, judgments, assumptions or valuations made in earlier periods prove to be different from actual outcomes. Management believes the critical accounting policies and areas that require the most significant estimates, judgments, assumptions or valuations used in the preparation of the Company's financial statements are as follows:

Revenue Recognition - The Company derives its revenues from several sources. The revenue recognition methods, which are consistent with those prescribed in Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition in Financial Statements," are described below in more detail for the significant types of revenue within each of its segments. Revenue is generally recognized when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed and determinable and collectibility is probable. The determination of whether and when some of the criteria below have been satisfied sometimes involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

CRITICAL ACCOUNTING POLICIES--Continued
----------------------------

Staffing Services:

     Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In fiscal 2007, this revenue comprised approximately 76% of the net consolidated sales.

     Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, for which the Company receives an administrative fee for arranging for, billing for and collecting the billings related to staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company's payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In addition, sales for certain contracts generated by the Company's Staffing Solutions Group's managed services operations have similar attributes. In fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

     Outsourced  Projects:  Sales are  derived  from the  Company's  Information
     Technology Solutions operation providing outsource services for customers in the form of project work, for which the Company is responsible for deliverables, in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts". The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis; when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In fiscal 2007, this revenue comprised approximately 5% of net consolidated sales.

Telephone Directory:

     Directory Publishing: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in the United States and Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are delivered. In fiscal 2007, this revenue comprised approximately 3% of net consolidated sales.

     Ad Production and Other: Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance. In fiscal 2007, this revenue comprised approximately 1% of net consolidated sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

CRITICAL ACCOUNTING POLICIES--Continued
----------------------------

Telecommunications Services:

     Construction: Sales are derived from the Company supplying aerial and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in SOP No. 81-1, using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project, or by the use of the percentage-of-completion method, when applicable. In fiscal 2007, this revenue comprised approximately 3% of net consolidated sales.

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and, if applicable, any completed units are delivered and accepted by the customer. In fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

Computer Systems:

     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as applicable. In fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in SOP 97-2, "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value or by the use of the percentage-of-completion method when applicable. In fiscal 2007, this revenue comprised approximately 4% of net consolidated sales.

     For those contracts accounted for under SOP No. 81-1, the Company records provisions for estimated losses on contracts when losses become evident.

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

Goodwill and Indefinite-Lived Intangible Assets - Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived intangible assets are subject to annual impairment testing using fair value methodologies. The Company performs its annual impairment testing during its second fiscal quarter, or more frequently if indicators of impairment arise. The timing of the impairment test may result in charges to earnings in the second fiscal quarter that could not have been reasonably foreseen in prior periods. The testing process includes the comparison of the Company's business units' multiples of sales and EBITDA to those multiples of its business units' competitors. Although it is believed the assumptions and estimates made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact financial results.

Long-Lived Assets - Property, plant and equipment are recorded at cost, and depreciation and amortization are provided on the straight-line or accelerated methods at rates calculated to allocate the cost of the assets over their period of use. Intangible assets, other than goodwill and indefinite-lived intangible assets, and property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount exceeds the estimated fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

CRITICAL ACCOUNTING POLICIES--Continued
----------------------------

The capitalization process involves judgment as to what types of projects and tasks are capitalizable. Although the Company believes the decisions made in the past concerning the accounting treatment of these software costs have been reasonable and appropriate, different decisions could materially impact financial results.

Income Taxes - Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance - When the financial statements are prepared, the Company estimates its income taxes based on the various jurisdictions in which business is conducted. Significant judgment is required in determining the Company's worldwide income tax provision. Liabilities for anticipated tax audit issues in the United States and other tax jurisdictions are based on estimates of whether, and the extent to which, additional taxes will be due. The recognition of these provisions for income taxes is recorded in the period in which it is determined that such taxes are due. If in a later period it is determined that payment of this additional amount is unnecessary, a reversal of the liability is recognized. As a result, the ongoing assessments of the probable outcomes of the audit issues and related tax positions require judgment and can materially increase or decrease the effective tax rate and materially affect the Company's operating results. This also requires the Company to estimate its current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are reflected on the balance sheet. The Company must then assess the likelihood that its deferred tax assets will be realized. To the extent it is believed that realization is not likely, a valuation allowance is established. When a valuation allowance is increased or decreased, a corresponding tax expense or benefit is recorded in the statement of operations.

The deferred tax asset at October 28, 2007 was $17.8 million, net of the valuation allowance of $1.5 million. The valuation allowance was recorded to reflect uncertainties about whether the Company will be able to utilize some of its deferred tax assets (consisting primarily of foreign net operating loss carryforwards) before they expire. The valuation allowance is based on estimates of taxable income for the applicable jurisdictions and the period over which the deferred tax assets will be realizable.

Securitization Program - The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 156, "Accounting for Transfers and
Servicing of Financial Assets an amendment of SFAS No. 140." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., was $120 million at October 28, 2007 and $110 million at October 29, 2006, respectively. Accordingly, the trade receivables included on the October 28, 2007 and October 29, 2006 balance sheets have been reduced to reflect the participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding, a wholly-owned special purpose subsidiary of the Company) for any of the sold receivables.

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

In fiscal 2007 and 2006, as a result of its review of its insurance accruals, the Company reduced cost of sales by approximately $9.0 million and $11.1 million, respectively, to reduce its workers' compensation accruals due to its working closely with customers to better manage workers' compensation costs, and to the improved regulatory environment within several states. The Company is anticipating a slight increase to workers' compensation costs during fiscal 2008 and thereafter. The Company also reduced cost of sales by approximately $1.0 million and $4.8 million, respectively, to recognize a reduction in general liability insurance costs as a result of retrospective adjustments related to the Company's positive claims experience.


Medical Insurance Program - The Company is self-insured for the majority of its medical benefit programs. The Company remains insured for a portion of its medical program (primarily HMOs) as well as the entire dental program. The Company provides the self-insured medical benefits through an arrangement with a third party administrator. However, the liability for the self-insured benefits is limited by the purchase of stop loss insurance. The contributed and withheld funds and related liabilities for the self-insured program together with unpaid premiums for the insured programs are held in a 501(c)9 employee welfare benefit trust. These amounts, other than the current provisions, do not appear on the balance sheet of the Company. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected losses based on statistical analyses of historical data. The provision for future payments is initially adjusted by the enrollment levels in the various plans. Periodically, the resulting liabilities are monitored and adjusted as warranted by changing circumstances. Should the amount of claims occurring exceed what was estimated or medical costs increase beyond what was expected, liabilities might not be sufficient, and additional expense may be recorded by the Company.

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

     o Staffing Solutions provides a full spectrum of managed staffing, temporary/contract personnel employment, and workforce solutions. This functional area is comprised of the Technical Placement ("Technical") division and the Administrative and Industrial ("A&I") division. The employees and contractors on assignment are usually on the payroll of the Company for the length of their assignment, but this functional area also uses employees and subcontractors from other staffing providers ("associate vendors") when necessary. This functional area also provides direct placement services and, upon requests from customers, will allow the customer to convert the temporary employees to permanent customer positions. In addition, the Company's Recruitment Process Outsourcing ("RPO") services deliver end-to-end hiring solutions to customers. The Technical division provides skilled employees, such as computer and other IT specialties, engineering, design, scientific and technical support. The A&I division provides administrative, clerical, office automation, accounting and financial, call center and light industrial personnel. Employee assignments in the Technical division assignments usually last from weeks to months, while in the A&I division the assignments are generally shorter.

     o E-Procurement Solutions provides global vendor neutral human capital acquisition and management solutions by combining web-based tools and business process outsourcing services. The employees and contractors on assignment are usually from associate vendor firms, although at times, Volt recruited contractors may be selected to fill some assignments, but in those cases Volt competes on an equal basis with other unaffiliated firms. The skill sets utilized in this functional area closely match those of the Technical assignments within the Staffing Solutions area. The Company receives a fee for managing the process, and the revenue for such services is recognized net of its associated costs. This functional area, which is part of the Technical division, is comprised of the ProcureStaff operation.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

EXECUTIVE OVERVIEW--Continued
------------------

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


     Telecommunications Services: This segment provides a full spectrum of voice, data and video turnkey solutions for government and private sectors, encompassing engineering, construction, installation and maintenance services. These services include outside plant engineering and construction, central office network solutions, integrated technologies, global solutions (structured cabling, field dispatch, installation and repair, security access control and maintenance), government solutions and wireless solutions. This segment is comprised of the Construction and Engineering division and the Network Enterprise Solutions division.

     Computer Systems: This segment provides directory and operator systems and services primarily for the telecommunications industry and provides IT maintenance services. The segment also sells information service systems to its customers and, in addition, provides an Application Service Provider ("ASP") model which also provides information services, including infrastructure and database content, on a transactional fee basis. It also provides third-party IT and data services to others. This segment is comprised of Volt Delta Resources, Volt Delta International, LSSiData and the Maintech computer maintenance division.

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

In fiscal 2007, the Company's consolidated sales totaled $2.4 billion and its consolidated segment operating profit totaled $107.3 million, both figures representing historical records for the Company. The explanations by segment are detailed below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

EXECUTIVE OVERVIEW--Continued
------------------

In the Staffing Services segment, sales and operating profits were negatively impacted by a decrease in the use of contingent staffing in the A&I division. Operating profits of the segment for fiscal 2007 were lower than in fiscal 2006 by $5.2 million due to a 9% decrease in A&I sales and an increase in segment overhead costs in dollars and as a percentage of sales, partially offset by an improvement in gross margin percentages in A&I due to a combined decrease of 1.1 percentage points in payroll tax costs and workers' compensation costs. The workers' compensation cost for the current fiscal year was lower than that of the prior year by approximately $5.7 million due to the segment working closely with customers to better manage workers' compensation costs and the improved regulatory environment within several states.

The Telephone Directory segment sales and operating profits increased in fiscal 2007 from the prior fiscal year, with operating profits reaching an historical high for the segment. The $1.3 million increase in operating profit was due to the sales increase and the increase in gross percentages due to the mix of telephone directories delivered in the year.

In the Telecommunications Services segment, sales increased slightly in fiscal 2007 from the fiscal 2006 year. Operating results improved by $6.2 million, as the segment recorded its first operating profit in six years due to the ramping up of a major fiber optic contract in the latter half of fiscal 2007. The gross margin percentages improved in fiscal 2007 due to the mix of jobs completed during the period. Overhead costs decreased in dollars and as a percentage of sales.

The Computer Systems segment's sales and operating profits increased in fiscal 2007 from the prior fiscal year, with segment sales reaching an historical high. Gross margin percentages increased in fiscal 2007 due to the mix of the various revenue components, and overhead costs increased in dollars and as a percentage of sales.

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


FISCAL 2007 COMPARED TO FISCAL 2006

RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In fiscal 2007, consolidated net sales increased by $14.6 million, or 1%, to $2.4 billion, from fiscal 2006. The increase in fiscal 2007 net sales resulted from increases in the Computer Systems segment of $11.4 million, the Telephone Directory segment of $1.4 million, and the Telecommunications Services segment of $0.8 million, partially offset by a decrease in Staffing Services segment of $1.4 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006--Continued

RESULTS OF OPERATIONS - SUMMARY--Continued
-------------------------------

The net income for fiscal 2007 was $39.3 million compared to $30.7 million in the prior fiscal year.

The Company's fiscal 2007 income before income taxes was $62.2 million compared to $50.5 million in fiscal 2006.

The Company reported an operating profit of $67.5 million, an increase of $9.0 million, or 15%, from fiscal 2006, due to an increase in segment operating profit of $5.4 million, or 5%, together with a decrease in general corporate expenses of $3.6 million, or 8%. The increase in segment operating profit to $107.3 million was attributable to increased operating profits of the Telecommunications Services segment of $6.2 million, the Computer Systems segment of $3.3 million, and the Telephone Directory segment of $1.3 million, partially offset by a reduction in the operating profit of in the Staffing Services segment of $5.2 million. The decrease in general corporate expenses was primarily due to a one-time accrual of $1.2 million in fiscal 2006 for death benefits related to two senior corporate executives, together with reductions in professional fees and depreciation.


RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------

                                                             Year Ended
                                                             ----------
                                             October 28, 2007          October 29, 2006
                                             ----------------          ----------------
Staffing Services                                         % of                       % of        Favorable          Favorable
------------------                                         Net                        Net      (Unfavorable)      (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars        Sales       $ Change           % Change
                                            -------       -----       -------        -----        ------            --------
-----------------------------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)                     $1,922.3                  $1,915.7                       $6.6              0.4%
-----------------------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)              $1,212.9                  $1,109.3                     $103.6              9.3%
-----------------------------------------------------------------------------------------------------------------------------------
Sales (Net) *                              $1,970.9                  $1,972.3                      ($1.4)            (0.1%)
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                 $326.7       16.6%        $313.1        15.9%         $13.6              4.3%
-----------------------------------------------------------------------------------------------------------------------------------
Overhead                                     $273.1       13.9%        $254.3        12.9%        ($18.8)            (7.4%)
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                              $53.6        2.7%         $58.8         3.0%         ($5.2)            (8.8%)
-----------------------------------------------------------------------------------------------------------------------------------
* Sales (Net) only includes the gross margin on managed service sales.

The decrease in net sales of the Staffing Services segment in the fiscal 2007 from the prior year was comprised of a $63.5 million, or 9.2%, decrease in net A&I sales, substantially offset by an increase of $62.1 million, or 4.8%, in net Technical sales. Foreign generated net sales for the current year increased by 28% from the prior year, and accounted for 6% of total Staffing Services net sales for the current year. On a constant currency basis, foreign sales increased by 20% from fiscal 2006.

The decrease in operating profit was due to the increase in overhead in dollars and as a percentage of sales, partially offset by the net sales increase, and the increase in gross margin percentage. The increased gross margin percentage was due to a 0.4 percentage point reduction in workers' compensation costs as a percentage of direct labor resulting from improvements in claims experience and the regulatory environment in several states, a 0.5 percentage point reduction in payroll taxes as a percentage of direct labor, and an increase in higher

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
----------------------------------

STAFFING SERVICES--Continued
-----------------

margin permanent placement and RPO business. In the current year, permanent placement and RPO sales represented 2% of the segment's net sales compared to 1% in the prior year. The increase in overhead percentage was due to the slight sales decline, a reduction of $4.2 million in fiscal 2006 in general liability costs due to retrospective adjustments related to the division's positive claims experience, along with the costs associated with the higher margin permanent placement and RPO sales. The segment is focused on reducing overhead costs to compensate for lower sales.

                                                              Year Ended
                                                              ----------
                                              October 28, 2007         October 29, 2006
                                              ----------------         ----------------
Technical Placement
Division                                                  % of                       % of         Favorable          Favorable
--------                                                   Net                        Net       (Unfavorable)      (Unfavorable)
 (Dollars in Millions)                        Dollars     Sales       Dollars        Sales         $ Change           % Change
                                              -------     -----       -------        -----          ------           --------
-----------------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                                 $2,480.9                $2,306.6                     $174.3              7.6%
-----------------------------------------------------------------------------------------------------------------------------------
Sales (Net) *                                 $1,345.2                $1,283.1                      $62.1              4.8%
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $221.9     16.5%        $207.5       16.2%          $14.4              6.9%
-----------------------------------------------------------------------------------------------------------------------------------
Overhead                                        $174.6     13.0%        $158.0       12.3%         ($16.6)           (10.5%)
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                 $47.3      3.5%         $49.5        3.9%          ($2.2)            (4.5%)
-----------------------------------------------------------------------------------------------------------------------------------
* Sales (Net) only includes the gross margin on managed service sales.

The Technical division's increase in gross sales in fiscal 2007 from the prior year included increases of approximately $81 million of sales to new customers, or customers with substantial increased business, as well as $113 million attributable to net increases in sales to continuing customers. This was partially offset by sales decreases of approximately $20 million from customers whose business with the Company either ceased or was substantially lower than in fiscal 2006. The Technical division's increase in net sales in the current year as compared to the prior year was comprised of a $58.7 million, or 5%, increase in traditional alternative staffing and a $12.0 million, or 10%, increase in higher margin VMC Consulting project management and consulting sales, partially offset by a decrease of $8.6 million, or 17%, in net managed service associate vendor sales.

The decrease in the operating profit was the result of the increase in overhead in dollars and as a percentage of net sales, partially offset by the increases in net sales and gross margin. The increase in gross margin was due to the increase in the higher margin project sales of VMC Consulting, a combined 0.5 percentage reduction in payroll taxes and workers' compensation costs as a percentage of direct labor, together with an increase in higher margin permanent placement and RPO business. The increase in overhead percentage in fiscal 2007 was a result of a reduction of $2.6 million in fiscal 2006 in general liability insurance costs due to retrospective adjustments related to the division's positive claims experience, the fiscal 2007 sales growth that was less than expected, along with the costs associated with the higher margin permanent placement and RPO sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
----------------------------------

STAFFING SERVICES--Continued
-----------------

                                                              Year Ended
                                                              ----------
                                              October 28, 2007         October 29, 2006
                                              ----------------         ----------------
Administrative &
Industrial Division                                       % of                        % of         Favorable          Favorable
-------------------                                        Net                         Net       (Unfavorable)       (Unfavorable)
 (Dollars in Millions)                      Dollars       Sales       Dollars         Sales        $ Change            % Change
                                            -------       -----       -------         -----          ------            --------
------------------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                                  $654.3                  $718.4                        ($64.1)             (8.9%)
------------------------------------------------------------------------------------------------------------------------------------
Sales (Net) *                                  $625.7                  $689.2                        ($63.5)             (9.2%)
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                   $104.8     16.7%        $105.6         15.3%           ($0.8)             (0.7%)
------------------------------------------------------------------------------------------------------------------------------------
Overhead                                        $98.5     15.7%         $96.3         14.0%           ($2.2)             (2.3%)
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                 $6.3      1.0%          $9.3          1.3%           ($3.0)            (32.3%)
------------------------------------------------------------------------------------------------------------------------------------

* Sales (Net) only includes the gross margin on managed service sales.

The A&I division's decrease in gross sales in fiscal 2007 from the prior year included a decline of approximately $40 million of sales to customers which the Company either ceased or substantially reduced servicing in the current year, as well as $45 million attributable to net decreases in sales to continuing customers. This was partially offset by growth of $21 million from new customers, or customers whose business with the Company in the prior year was substantially below the current year's volume.

The decrease in operating profit was the result of the decrease in net sales and the increase in overhead in dollars and as a percentage of sales, partially offset by the increased gross margin percentage. The increase in gross margin percentage was primarily due to a 0.6 percentage point reduction in workers' compensation costs as a percentage of direct labor resulting from improvements in claims experience and the regulatory environment in several states, a 0.5 percentage point reduction in payroll taxes as a percentage of direct labor, together with an increase in higher margin permanent placement and RPO business. The increase in overhead percentage for the year was due to a reduction of $1.6 million in general liability insurance costs in fiscal 2006 due to retrospective adjustments to the division's positive claims experience, the fiscal 2007 sales decrease without a corresponding reduction in overhead costs, along with increases in overhead costs related to increases in high-margin permanent placement and RPO sales. The division is focused on reducing overhead costs to compensate for lower sales. In fiscal 2007, the division closed twelve underperforming branches, and in the last nine months of the fiscal year, overhead staff levels have been reduced by 7%. In each of the third and fourth quarters, the overhead costs were lower than the comparable 2006 quarters and the second quarter of fiscal 2007.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
----------------------------------

STAFFING SERVICES--Continued
-----------------

contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

TELEPHONE DIRECTORY
-------------------

                                                           Year Ended
                                                           ----------
                                           October 28, 2007          October 29, 2006
                                           ----------------          ----------------
Telephone Directory                                       % of                       % of           Favorable          Favorable
-------------------                                        Net                         Net        (Unfavorable)       (Unfavorable)
 (Dollars in Millions)                      Dollars       Sales       Dollars         Sales         $ Change           % Change
                                            -------       -----       -------         -----          -------            --------
------------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                     $80.8                   $79.4                          $1.4               1.8%
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $43.4      53.7%        $41.3         52.1%            $2.1               4.8%
------------------------------------------------------------------------------------------------------------------------------------
Overhead                                        $26.3      32.6%        $25.5         32.2%           ($0.8)             (3.0%)
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                $17.1      21.1%        $15.8         19.9%            $1.3               7.8%
------------------------------------------------------------------------------------------------------------------------------------

The components of the Telephone Directory segment's sales increase in fiscal 2007 from the prior year were increases of $1.5 million, or 14%, in printing and telephone directory publishing sales in Uruguay, and $0.1 million in the DataNational community telephone directory publishing sales, partially offset by a decrease of $0.2 million, or 1%, in telephone production operation and other sales. The sales increase in Uruguay was comprised of $3.4 million in publishing sales, partially offset by a decrease of $1.9 million in printing sales. The publishing sales increases by DataNational and in Uruguay are due to the timing of the deliveries of their directories, and for DataNational, a net increase in the number of books published. DataNational published 145 directories in the current year, with 12 new directories published and 6 discontinued as compared to the prior year. The decrease in printing sales in Uruguay was primarily related to the loss of a large customer, partially offset by new business.

The segment's increased operating profit was primarily due to the sales increase, along with the increase in the higher margin directory revenue in Uruguay and a decrease in its less profitable printing sales, as compared to the prior year, partially offset by an increase in overhead in dollars and as a percentage of sales.

Other than the DataNational division, which accounted for 73% of the segment's fiscal 2007 sales, the segment's business is obtained through submission of competitive proposals for production and other contracts. These short and long-term contracts are re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, this segment's sales and profitability are highly dependent on advertising revenue from DataNational's directories, which could be affected by general economic conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
----------------------------------

TELECOMMUNICATIONS SERVICES
---------------------------

                                                             Year Ended
                                                             ----------
                                             October 28, 2007          October 29, 2006
                                             ----------------          ----------------
Telecommunications Services                               % of                       % of          Favorable          Favorable
---------------------------                                Net                         Net        (Unfavorable)       (Unfavorable)
 (Dollars in Millions)                      Dollars       Sales       Dollars         Sales         $ Change            % Change
                                            -------       -----       -------         -----          ------             --------
------------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                  $119.7                    $118.9                          $0.8               0.7%
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $31.1       26.0%         $25.3         21.3%            $5.8              22.8%
------------------------------------------------------------------------------------------------------------------------------------
Overhead                                      $26.1       21.8%         $26.5         22.3%            $0.4               1.4%
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                        $5.0        4.2%         ($1.2)        (1.0%)           $6.2             526.1%
------------------------------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's slight sales increase in fiscal 2007 from the prior year was comprised of an increase of $4.4 million, or 6%, in the Construction and Engineering division, partially offset by a decrease of $3.6 million, or 7%, in the Network Enterprise Solutions division. The sales increase in the Construction and Engineering division in the current year was due to a large on-going fiber optic contract which ramped up in the latter half of fiscal 2007, revenue recognized for a large utility project and a government construction project. The sales decrease in the Network Enterprise Solutions division was primarily due to net reduced volumes with existing customers. The segment's sales backlog at the end of fiscal 2007 approximated $93 million, as compared to a backlog of approximately $56 million at the end of fiscal 2006.

The improvement in operating results was due to improved gross margins, the slight increase in sales, and a reduction in overhead costs in dollars and as a percentage of sales. The increased gross margin percentage was primarily due to the mix of jobs completed in the current year as compared to the prior year, specifically the higher margins recognized from the Construction and Engineering's new fiber optic, utility and government jobs. The improvement in margins was partially offset by an increase in workers' compensation costs of approximately 2.3 percentage points as a percentage of direct labor as compared to the prior year, even though the workers' compensation rates are still lower than historical levels within this segment. The results of the segment continue to be affected by the decline in capital spending by telephone companies caused by the consolidation within the segment's telecommunications industry wire-line customer base and an increasing shift by consumers to wireless communications and alternatives. This factor has also increased competition for available work, pressuring pricing and gross margins throughout the segment.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006

RESULTS OF OPERATIONS - BY SEGMENT--Continued
----------------------------------

COMPUTER SYSTEMS
----------------

                                                             Year Ended
                                                             ----------
                                              October 28, 2007         October 29, 2006
                                              ----------------         ----------------
Computer Systems                                          % of                        % of         Favorable           Favorable
----------------                                           Net                         Net       (Unfavorable)       (Unfavorable)
 (Dollars in Millions)                      Dollars       Sales       Dollars         Sales        $ Change            % Change
                                            -------       -----       -------         -----          ------            --------
------------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                    $199.3                  $187.9                         $11.4               6.1%
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                   $108.5      54.4%        $97.2         51.7%           $11.3              11.6%
------------------------------------------------------------------------------------------------------------------------------------
Overhead                                        $76.8      38.5%        $68.8         36.6%           ($8.0)            (11.7%)
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                $31.7      15.9%        $28.4         15.1%            $3.3              11.4%
------------------------------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in fiscal 2007 from the prior year was comprised of increases of $8.7 million, or 12%, in projects and other revenue, $3.1 million, or 6%, in the Maintech division's IT maintenance sales, partially offset by a decrease of $0.4 million, or 1%, in the database access transaction fee revenue, including ASP directory assistance. The increase in project and other revenue for the year included $2.4 million from the Varetis Solutions operation acquired in December 2005. In addition, increased project and other revenue was primarily derived from increased recognition in fiscal 2007 from two domestic customers totaling $11.9 million, partially offset by two European projects recognized in the prior fiscal year totaling $4.4 million. The revenue increase in Maintech included approximately $2 million from new customers. The decrease in transaction fee revenue for the year was net of an increase of $3.4 million related to the new LSSi Corp. ("LSSi") operation acquired by merger in September 2007. Although the number of non-LSSiData database transactions from new and existing customers increased by approximately 16% for the current year from the prior year, selected unit price decreases caused the non-LSSiData transaction revenue to decline.

The increase in operating profit from the prior year was due to the sales increase, the increase in gross margin percentage, partially offset by the increase in overhead in dollars and as a percentage of sales. The increase in gross margins was due to the completion of more profitable projects in the current year, and the overhead increase was primarily due to increased indirect labor, outside consultant costs, as well as depreciation and amortization.

During the fourth quarter of fiscal 2007, Volt Delta Resources, LLC ("Volt Delta"), the principal business unit of the Computer Systems segment, acquired LSSi for $70.0 million and combined it and its DataServ division into LSSiData. Sales and pre-tax income of LSSi approximated $28 million and $5.0 million, respectively, for the twelve months prior to the acquisition. Although Volt Delta expects there to be operational efficiencies of approximately $8 million to $10 million on an annual basis by eliminating duplicative data procurement and processing costs, the segment will incur a charge to earnings in fiscal 2008 of between $2.5 and $3.0 million. The acquisition is expected to become accretive to earnings in the second quarter of fiscal year 2008. The combination of Volt Delta's application development, integration and hosting expertise and LSSi's efficient data processing will allow Volt Delta to serve a broader base of customers by aggregating the most current and accurate business and consumer information possible. Substantially all of the merger consideration was attributable to goodwill and other intangible assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
----------------------------------

COMPUTER SYSTEMS--Continued
----------------

During the first quarter of fiscal 2006, Volt Delta purchased from Nortel Networks its 24% minority interest in Volt Delta for $62.0 million. During the first fiscal quarter of 2006, Volt Delta also purchased Varetis Solutions GmbH from varetis AG for $24.8 million. The acquisition provided Volt Delta with the resources to focus on the evolving global market for directory information systems and services. Varetis Solutions added technology in the area of wireless and wireline database management, directory assistance/inquiry automation, and wireless handset information delivery to Volt Delta's significant technology portfolio.

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


RESULTS OF OPERATIONS - OTHER
-----------------------------

                                                       Year Ended
                                                       ----------
                                        October 28, 2007         October 29, 2006
                                        ----------------         ----------------
Other                                               % of                      % of         Favorable         Favorable
-----                                                Net                        Net      (Unfavorable)     (Unfavorable)
(Dollars in Millions)                   Dollars     Sales       Dollars       Sales        $ Change         % Change
                                        -------     -----       -------       -----        --------          --------
-----------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                $102.6       4.4%         $97.2        4.2%          ($5.4)            (5.6%)
-----------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization              $38.2       1.6%         $34.8        1.5%          ($3.4)            (9.7%)
-----------------------------------------------------------------------------------------------------------------------------
Interest Income                           $6.3       0.3%          $3.2        0.1%           $3.1             96.4%
-----------------------------------------------------------------------------------------------------------------------------
Other Expense                            ($7.5)     (0.3%)        ($7.8)      (0.3%)          $0.3              3.8%
-----------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Loss                    ($0.4)        -          ($0.5)         -            $0.1             16.6%
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense                         ($3.6)     (0.2%)        ($1.8)      (0.1%)         ($1.8)           (98.6%)
-----------------------------------------------------------------------------------------------------------------------------

The changes in other items affecting the results of operations for fiscal 2007 as compared to the prior year, discussed on a consolidated basis, were:

The increase in selling and administrative expenses in fiscal 2007 from the prior year was a result of increased salaries and commissions, partially offset by a one-time accrual of $1.2 million in fiscal 2006 for death benefits related to two senior corporate executives, together with a reduction in professional fees.

The increase in depreciation and amortization for fiscal 2007 from the prior year was attributable to increases in fixed assets, primarily in the Computer Systems and Staffing Services segments, as well as increased amortization of intangibles in the Computer Systems segment due to fiscal 2006 and fiscal 2007 acquisitions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006--Continued

RESULTS OF OPERATIONS - OTHER--Continued
-----------------------------

The increase in interest income was due to higher interest rates, as well as interest earned on premium deposits held by insurance companies.

The decrease in other expense was primarily due to a decrease in securitization fees due to a decrease in the amount of accounts receivable sold under the Company's Securitization Program.

Interest   expense   increased  due  to  additional   borrowings  used  to  fund
acquisitions.

The Company's effective tax rate on its financial reporting pre-tax income was 36.8% in fiscal 2007 compared to 38.6% in fiscal 2006. The decreased effective tax rate in fiscal 2007 was due to lower taxes on foreign earnings, including the use of previously reserved net operating loss tax benefits, partially offset by higher state and local taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2006 COMPARED TO FISCAL 2005

RESULTS OF OPERATIONS - SUMMARY
-------------------------------

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

The Company's fiscal 2006 income from continuing operations before income taxes was $50.5 million compared to $29.3 million in fiscal 2005. The Company's operating segments reported an operating profit of $101.9 million in fiscal 2006, an increase of $22.5 million, or 28%, from the prior year. The change in operating profit was due to the increased operating profits of the Staffing Services segment of $27.6 million, and the Telephone Directory segment of $0.9 million, a decreased operating loss in the Telecommunications Services segment of $1.3 million, partially offset by a reduction in the operating profit in the Computer Systems segment of $7.4 million.

General corporate expenses increased by $4.5 million, or 12%, due to costs incurred relating to compliance with the Sarbanes-Oxley Act, and a one-time accrual of $1.2 million related to death benefits for two senior corporate officers.


RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
------------------

                                                             Year Ended
                                                             -----------
                                             October 29, 2006          October 30, 2005
                                             ----------------          ----------------
Staffing Services                                         % of                       % of         Favorable         Favorable
------------------                                         Net                        Net       (Unfavorable)     (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars        Sales        $ Change          % Change
                                            -------       -----       -------        -----         -------          --------
-----------------------------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)                      $1,915.7                 $1,765.8                     $149.9               8.5%
-----------------------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)               $1,109.3                 $1,157.2                     ($47.9)             (4.1%)
-----------------------------------------------------------------------------------------------------------------------------------
Sales (Net) *                               $1,972.3                 $1,801.8                     $170.5               9.5%
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $313.1       15.9%       $276.3       15.3%          $36.8              13.3%
-----------------------------------------------------------------------------------------------------------------------------------
Overhead                                      $254.3       12.9%       $245.1       13.6%          ($9.2)             (3.8%)
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                               $58.8        3.0%        $31.2        1.7%          $27.6              88.5%
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2006 COMPARED TO FISCAL 2005--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
----------------------------------

STAFFING SERVICES--Continued
-----------------

                                                             Year Ended
                                                             ----------
                                             October 29, 2006         October 30, 2005
                                             ----------------         ----------------
Technical Placement
Division                                                 % of                       % of        Favorable          Favorable
--------                                                  Net                        Net      (Unfavorable)       (Unfavorable)
(Dollars in Millions)                      Dollars       Sales       Dollars        Sales       $ Change           % Change
                                           -------       -----       -------        -----        -------           --------
-----------------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                              $2,306.6                 $2,226.5                      $80.1              3.6%
-----------------------------------------------------------------------------------------------------------------------------------
Sales (Net) *                              $1,283.1                 $1,129.1                     $154.0             13.6%
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                 $207.5      16.2%        $188.8       16.7%          $18.7              9.9%
-----------------------------------------------------------------------------------------------------------------------------------
Overhead                                     $158.0      12.3%        $152.3       13.5%          ($5.7)            (3.7%)
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                              $49.5       3.9%         $36.5        3.2%          $13.0             35.8%
-----------------------------------------------------------------------------------------------------------------------------------

* Sales (Net) only includes the gross margin on managed service sales.

The Technical Placement division's increase in net sales in fiscal 2006 from the prior year was due to a $138.9 million, or 14.2%, sales increase in traditional alternative staffing, an $18.7 million, or 56.9%, increase in net managed service associate vendor sales, partially offset by a $3.6 million, or 3.1%, decrease in VMC Consulting project management and consulting sales. The increase in the operating profit was the result of the increase in sales and the decrease in overhead as a percentage of net sales, partially offset by the decrease in gross margin percentage. The decrease in gross margin percentage was due to reduced markups within VMC Consulting, along with an increase in the workers' compensation costs of $1.4 million resulting from negative claims experience within the division, partially offset by increased higher margin direct placement sales. The most significant factor in the reduction in overhead as a percentage of sales was a reduction of $2.6 million in general liability insurance costs within the division as a result of the division's positive claims experience.

                                                            Year Ended
                                                            ----------
                                            October 29, 2006          October 30, 2005
                                            ----------------          ---------------
Administrative &
Industrial Division                                     % of                        % of         Favorable        Favorable
-------------------                                      Net                         Net       (Unfavorable)    (Unfavorable)
(Dollars in Millions)                      Dollars      Sales       Dollars         Sales        $ Change        % Change
                                           -------      -----       -------         -----        --------         --------
------------------------------------------------------------------------------------------------------------------------------------
Sales (Gross)                              $718.4                    $696.5                        $21.9              3.1%
------------------------------------------------------------------------------------------------------------------------------------
Sales (Net) *                              $689.2                    $672.7                        $16.5              2.5%
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                               $105.6        15.3%        $87.5         13.0%          $18.1             20.7%
------------------------------------------------------------------------------------------------------------------------------------
Overhead                                    $96.3        14.0%        $92.8         13.8%          ($3.5)            (3.8%)
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                      $9.3         1.3%        ($5.3)        (0.8%)         $14.6            274.9%
------------------------------------------------------------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2006 COMPARED TO FISCAL 2005--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
----------------------------------

TELEPHONE DIRECTORY
-------------------

                                                              Year Ended
                                                             -----------
                                              October 29, 2006          October 30, 2005
                                              ----------------          ----------------
Telephone Directory                                       % of                        % of         Favorable       Favorable
-------------------                                        Net                         Net      (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars         Sales       $ Change         % Change
                                            -------       -----       -------         -----       --------         --------
------------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                  $79.4                     $82.3                         ($2.9)          (3.6%)
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                 $41.3        52.1%        $42.5          51.6%          ($1.2)          (2.6%)
------------------------------------------------------------------------------------------------------------------------------------
Overhead                                     $25.5        32.2%        $27.6          33.5%           $2.1            7.3%
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit                             $15.8        19.9%        $14.9          18.1%           $0.9            6.3%
------------------------------------------------------------------------------------------------------------------------------------

The components of the Telephone Directory segment's slight sales decrease for fiscal 2006 from the prior year were a decrease of $1.5 million in the printing and telephone directory publishing operation in Uruguay and a decrease of $1.5 million in telephone production and other sales, partially offset by an increase in the DataNational community telephone directory publishing sales of $0.1 million. The sales variance in the telephone production operations and other were predominantly due to the sale of the ViewTech division in the third quarter of fiscal 2005. The sales decrease in Uruguay was comprised of a decrease of $3.3 million in publishing sales, partially offset by an increase of $1.8 million in printing sales. The sales variances in telephone production publishing at DataNational and Uruguay were due to the timing of the delivery of their directories. The increase in the segment's operating profit from fiscal 2005 was the result of the decrease in overhead costs and the increase in the gross margin percentage, partially offset by the decrease in sales. The decrease in overhead costs was primarily due to the sale of the ViewTech division.


TELECOMMUNICATIONS SERVICES
----------------------------

                                                                Year Ended
                                                                ------------
                                                 October 29, 2006          October 30, 2005
                                                 ----------------          ----------------
Telecommunications Services                                  % of                        % of        Favorable        Favorable
---------------------------                                   Net                         Net      (Unfavorable)    (Unfavorable)
 (Dollars in Millions)                         Dollars       Sales       Dollars         Sales       $ Change        % Change
                                               -------       -----       -------         -----        --------        --------
------------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                    $118.9                    $139.0                        ($20.1)          (14.5%)
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $25.3        21.3%        $25.0          18.0%           $0.3             1.2%
------------------------------------------------------------------------------------------------------------------------------------
Overhead                                        $26.5        22.3%        $27.4          19.7%           $0.9             3.5%
------------------------------------------------------------------------------------------------------------------------------------
Operating Loss                                  ($1.2)       (1.0%)       ($2.4)         (1.7%)          $1.2            51.9%
------------------------------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales decrease from the prior fiscal year was due to decreases of $16.6 million, or 19%, in the Construction and Engineering division and $3.5 million, or 7%, in the Network Enterprise Solutions division. The sales decrease in the Construction and Engineering division in fiscal 2006 was largely due to the customer acceptance and the recognition in fiscal 2005 of a large construction job accounted for using the completed-contract method. The sales decrease in the Network Enterprise Solutions division was primarily due to the loss of a few customers resulting from consolidations within the industry. The significant improvement in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2006 COMPARED TO FISCAL 2005--Continued

RESULTS OF OPERATIONS - BY SEGMENT--Continued
----------------------------------

TELECOMMUNICATIONS SERVICES--Continued
---------------------------

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


COMPUTER SYSTEMS
----------------

                                                              Year Ended
                                                              ----------
                                              October 29, 2006          October 30, 2005
                                              ----------------          -----------------
Computer Systems                                           % of                       % of         Favorable       Favorable
----------------                                           Net                         Net      (Unfavorable)    (Unfavorable)
(Dollars in Millions)                       Dollars       Sales       Dollars         Sales        $ Change        % Change
                                            -------       -----       -------         -----        --------        --------
------------------------------------------------------------------------------------------------------------------------------------
Sales (Net)                                  $187.9                    $173.1                        $14.8            8.6%
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $97.2       51.7%         $91.8         53.0%           $5.4            5.9%
------------------------------------------------------------------------------------------------------------------------------------
Overhead                                      $68.8       36.6%         $56.0         32.4%         ($12.8)         (22.7%)
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit                              $28.4       15.1%         $35.8         20.7%          ($7.4)         (20.5%)
------------------------------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in fiscal 2006 over the prior year was primarily due to increases in the Maintech division's IT maintenance sales of $9.4 million, or 21%, and $15.5 million of new business as a result of its acquisition of Varetis Solutions in December 2005, partially offset by decreases in the segment's database access transaction fee revenue, including ASP directory assistance, of $5.8 million, or 9%, and product and other revenue recognized of $4.3 million, or 7%. The decrease in the transaction fee revenue was a result of a decreased number of transactions, partially offset by certain transaction price increases. The decrease in operating profit from the prior year was the result of the decreased gross margins, the increase in overhead costs necessary to support its increase in sales, and the amortization of intangible assets from acquisitions, partially offset by the sales increase.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2006 COMPARED TO FISCAL 2005--Continued


RESULTS OF OPERATIONS - OTHER
-----------------------------

                                                        Year Ended
                                                        ----------
                                        October 29, 2006          October 30, 2005
                                        ----------------          ----------------
Other                                               % of                      % of         Favorable          Favorable
-----                                                Net                       Net       (Unfavorable)      (Unfavorable)
(Dollars in Millions)                  Dollars      Sales        Dollars      Sales        $ Change           % Change
                                       -------      -----        -------      -----        --------           --------
-----------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                $97.2        4.2%         $92.9        4.3%          ($4.3)             (4.7%)
-----------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization             $34.8        1.5%         $29.6        1.4%          ($5.2)            (17.7%)
-----------------------------------------------------------------------------------------------------------------------------
Interest Income                          $3.2        0.1%          $2.6        0.1%           $0.6              20.3%
-----------------------------------------------------------------------------------------------------------------------------
Other Expense                           ($7.8)      (0.3%)        ($4.9)      (0.2%)         ($2.9)            (60.8%)
-----------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Loss                   ($0.5)         -          ($0.3)         -           ($0.2)            (98.0%)
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense                        ($1.8)      (0.1%)        ($1.8)      (0.1%)            -                 -
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

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents increased by $1.9 million to $40.4 million in fiscal 2007, decreased by $23.5 million to $38.5 million in fiscal 2006 and increased by $17.7 million to $62.0 million in fiscal 2005.

The cash provided by operating activities of continuing operations in fiscal 2007 was $49.1 million compared to $80.5 million and $45.1 million in fiscal years 2006 and 2005, respectively.

The cash provided by operating activities in fiscal 2007, exclusive of changes in operating assets and liabilities, was $71.9 million, as the Company's net income of $39.3 million included non-cash charges primarily for depreciation and amortization of $38.2 million and accounts receivable provisions of $2.0 million, partially offset by a deferred income tax benefit of $7.7 million. The cash provided by operating activities in fiscal 2006, exclusive of changes in operating assets and liabilities, was $66.4 million, as the Company's net income of $30.7 million included non-cash charges primarily for depreciation and amortization of $34.8 million, accounts receivable provisions of $4.0 million and income attributable to the minority interest of $1.0 million, partially offset by a deferred income tax benefit of $4.3 million. The cash provided by operating activities in fiscal 2005, exclusive of changes in operating assets and liabilities, was $54.5 million, as the Company's net income of $17.0 million included non-cash charges primarily for depreciation and amortization of $29.6 million, accounts receivable provisions of $3.8 million and income attributable to the minority interest of $7.0 million, partially offset by a deferred income tax benefit of $3.0 million.

Changes in operating assets and liabilities in fiscal 2007 used $22.8 million of cash, net, principally due to increases in the level of accounts receivable of $29.4 million in the Staffing Services, Computer Systems and Telecommunications Services segments, increases in the level of inventory of $31.2 million primarily in the Telecommunications Services segment and increases in prepaid insurance and other assets of $6.1 million, partially offset by increases in the level in accounts payable of $27.0 million in the Staffing Services and
Telecommunications Services segments, proceeds from the Securitization Program of $10.0 million, an increase in accrued expenses of $2.7 million and an increase in the level of deferred income and other liabilities of $2.6 million. Changes in operating assets and liabilities in fiscal 2006 provided $14.1 million of cash, net, principally due to increases in the level in accounts payable of $11.0 million, proceeds from the Securitization Program of $10.0 million, decreases in the level of accounts receivable of $6.3 million and inventory of $5.0 million and an increase in income tax liability of $2.5 million partially offset by increases in prepaid insurance and other assets of $16.9 million and decreases in the level of deferred income and other liabilities of $3.4 million. In fiscal 2005, changes in operating assets and liabilities used $9.4 million of cash, net, principally due to increases in the level of accounts receivable of $24.1 million, prepaid expenses and other assets of $5.1 million and inventories of $1.1 million, decreases in the level of deferred income and other liabilities of $5.2 million, income tax liability of $2.5 million, and accounts payable of $1.5 million, partially offset by proceeds from the Securitization Program of $30.0 million.

Cash used in investing activities in fiscal 2007 was $103.0 million, principally due to acquisitions, primarily LSSi, of $71.4 million and purchases of property, plant and equipment totaling $31.4 million. Cash used in investing activities in fiscal 2006 was $104.7 million, principally due to acquisitions of $83.5 million and purchases of property, plant and equipment totaling $22.4 million. In fiscal 2005, cash used in investing activities was $26.4 million, principally due to purchases of property, plant and equipment totaling $28.5 million, partially offset by proceeds from the sale of other assets of $1.9 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

LIQUIDITY AND CAPITAL RESOURCES--Continued
-------------------------------

The cash provided by financing activities in fiscal 2007 of $56.2 million, primarily resulted from a $79.2 million increase in bank loans, the majority of which was used to finance the LSSi acquisition, partially offset by $23.0 million used for the purchase of treasury shares. The cash provided by financing activities in fiscal 2006 of $0.9 million, primarily resulted from employee exercises of stock options of $5.3 million offset by $2.4 million for repayment of long-term debt and a $2.2 million decrease in bank loans. In 2005, the cash used in financing activities was $0.6 million, primarily resulting from a $1.4 million decrease in bank loans, partially offset by $1.2 million from employee exercises of stock options.

Off-Balance Sheet Arrangements
------------------------------

The Company has no off-balance sheet financing arrangements as that term is used in Item 303(a)(4) of Regulation S-K.

Commitments
-----------

The Company has no material capital commitments. The following table summarizes the Company's contractual cash obligations and other commercial commitments at October 28, 2007:

Contractual Cash Obligations
----------------------------

                                                       Payments Due By Period
                                         ----------------------------------------------
                                                   Less than   1- 3      3 - 5  After 5
                                          Total     1 year     years     years   years
                                         --------  ---------  --------  ------  -------
                                                          (In thousands)

Term Loan                                 $12,826       $510    $1,155  $1,360   $9,801
Notes Payable to Banks                     84,111     84,111

    Total Debt (a)                         96,937     84,621     1,155   1,360    9,801
Accrued Insurance (b)                       5,852      5,852
Deferred Compensation (c)                   6,422      6,422
Operating Leases (d)                       53,814     19,702    22,485   6,858    4,769
                                         --------  ---------   -------  ------  -------
Total Contractual Cash Obligations       $163,025   $116,597   $23,640  $8,218  $14,570
                                         ========  =========   =======  ======  =======

(a)      Debt does not include interest.
(b) Includes $1.7 million for the Company's Primary Insurance Casualty Program and $4.1 million for the Company's Medical Insurance Program. See Note A of Notes to Consolidated Financial Statements.
(c) Includes $5.6 million for the Company's non-qualified deferred compensation and supplemental savings plan and $0.8 million for the Company's other deferred compensation plan. See Note M to Consolidated Financial Statements.
(d)      See Note O of Notes to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Commitments--Continued
-----------

Other Contingent Commitments
----------------------------
                                       Amount Available or Outstanding by
                                         Commitment Expiration Period
                                         -----------------------------
                                                   Less than    1-3
                                          Total     1 year      years
                                         --------  ---------  --------
                                                (In thousands)

Lines of Credit, available                 $3,304     $3,304
Revolving Credit Facility, available       40,000     40,000
Delta Credit Facility, available           21,754              $21,754
Securitization Program, available          80,000               80,000
Other                                       1,849                1,849
Standby Letters of Credit, outstanding        501        501
                                         --------  ---------  --------
Total Commercial Commitments             $147,408    $43,805  $103,603
                                         ========  =========  ========

Securitization Program
----------------------

The Company has a $200.0 million accounts receivable securitization program ("Securitization Program"), which expires in April 2009. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At October 28, 2007, TRFCO had purchased from Volt Funding a participation interest of $120.0 million out of a pool of approximately $264.9 million of receivables.

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

The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 156, "Accounting for Transfers and Servicing of Financial Assets and an amendment of SFAS No. 140." At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the consolidated balance sheet (no debt is recorded) and the proceeds from the sale are reflected as cash provided by operating activities. Losses and expenses associated with the transactions, primarily related to discounts incurred by TRFCO on the issuance of its commercial paper, are charged to the consolidated statement of operations.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold, the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization or a default occurring and continuing on indebtedness for borrowed money of at least $5.0 million. At October 28, 2007, the Company was in compliance with all requirements of its Securitization Program.


Credit Lines
------------

At October 28, 2007, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit of up to an aggregate of $149.2 million, including the Company's $40.0 million secured, syndicated revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $100.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility") The Company had total outstanding bank borrowings of $84.1 million. Included in these borrowings were $5.9 million of foreign currency borrowings which provide a hedge against devaluation in foreign denominated assets.

Credit Agreement
----------------

The Credit Agreement, which expires in April 2008, established a secured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. At October 28, 2007, the Company had no outstanding borrowings against this facility. The administrative agent for the Credit Facility is JPMorgan Chase Bank, N.A. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo Bank, N.A., Lloyds TSB Bank PLC and Bank of America, N.A.

Borrowings under the Credit Agreement are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the rating of the facility as provided by a nationally recognized rating agency. The Credit Agreement requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at October 28, 2007, if a three-month U.S. Dollar LIBO rate were

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Credit Agreement--Continued
----------------

the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.2% per annum, excluding a fee of 0.25% per annum paid on the entire facility.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. The Company obtained a waiver of one covenant but was in compliance with all other covenants in the Credit Agreement as of October 28, 2007.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At October 28, 2007, four of those guarantors have pledged approximately $60.6 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

On July 31, 2007, the Lenders consented to the acquisition of LSSi by VDR and waived the application of certain provisions of the Company Credit Agreement to the extent inconsistent with such consent.


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

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $100.0 million (increased from $70.0 million in August 2007) with a sublimit of $10.0 million on the issuance of letters of credit. At October 28, 2007, $78.2 million was drawn on this facility, the majority of which was used to finance the acquisition of LSSi. Certain rate options, as well as the commitment fee, are based on a

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Delta Credit Facility--Continued
---------------------

leverage ratio, as defined, which resets on a quarterly basis. Based upon Volt Delta's leverage ratio at the end of the third quarter of fiscal 2007, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 5.0% per annum at October 28, 2007. Volt Delta also pays a commitment fee on the unused portion of the Delta Credit Facility which varies based on Volt Delta's leverage ratio. At October 28, 2007, the commitment fee was 0.2% per annum.

The Delta Credit Facility provides for the maintenance of various financial ratios and covenants, including, among other things, a total debt to EBITDA ratio, as defined, which cannot exceed 2.0 to 1.0 on the last day of any fiscal quarter, a fixed charge coverage ratio, as defined, which cannot be less than
2.5 to 1.0 and the maintenance of a consolidated net worth, as defined. The Delta Credit Facility also imposes limitations on, among other things, incurrence of additional indebtedness or liens, the amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures. At October 28 2007, Volt Delta was in compliance with all covenants outlined in the Delta Credit Facility.


Summary
-------

The Company believes that its current financial position, working capital, future cash flows from operations, credit lines and accounts receivable Securitization Program will be sufficient to fund its presently contemplated operations and satisfy its obligations through, at least, the next twelve months.

New Accounting Pronouncements and New Laws to be Effective in Fiscal 2008
-------------------------------------------------------------------------

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting this statement.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Related Party Transactions
--------------------------

During fiscal 2007, 2006 and 2005, the Company paid or accrued $1.6 million, $0.9 million and $0.8 million, respectively, to the law firms of which Lloyd Frank, a director of the Company, is and was of counsel, for services rendered to the Company and expenses reimbursed.

In October 2006, the Company purchased 300,000 shares of common stock from the Estate of William Shaw, the former CEO, at a price of $26.50 per share, for a total of $7,950,000. The Company intends to use these shares to fund awards under the Volt Information Sciences, Inc. 2006 Incentive Stock Plan. The shares were purchased at a price below the price at which the Company's common stock was then being traded on the New York Stock Exchange (the low trade for the day was $26.63 and the high trade was $27.23). The decision to make the purchase was made by the Board of Directors which delegated the negotiation of the price to senior management of the Company. The funds were transferred in November 2006. The number of shares and price per share reflect the January 2007 three-for-two stock split of the Company's common stock.

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

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would increase or decrease its annual net interest expense and securitization costs by $1.4 million, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $13.5 million at October 28, 2007. This fair value was calculated by applying the appropriate fiscal year-end interest rate to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At October 28, 2007, the total market value of these investments was $5.6 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuates against the dollar, which may impact reported earnings. As of October 28, 2007, the total of the Company's net investment in foreign operations was $21.9 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of October 28, 2007, the Company had no outstanding exchange contracts. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at October 28, 2007 by 10% would result in a pretax gain of $2.2 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at October 28, 2007 by 10% would result in a pretax loss of $2.2 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at October 28, 2007. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

Interest Rate Market Risk                                     Payments Due By Period as of October 28, 2007
-------------------------                                     ---------------------------------------------
                                                              Less than   1-3     3-5    After 5
                                                     Total     1 Year    Years   Years    Years
                                                    --------  ---------  ------  ------  -------
                                                              (Dollars in thousands of US$)
Cash and Cash Equivalents and Restricted Cash
---------------------------------------------        $65,880    $65,880
Money Market and Cash Accounts
Weighted Average Interest Rate                          4.66%      4.66%
                                                    --------  ---------
Total Cash, Cash Equivalents, and
     Restricted Cash                                 $65,880    $65,880
                                                    ========  =========

Securitization Program
Accounts Receivable Securitization                  $120,000   $120,000
Finance Rate                                            5.72%      5.72%
                                                    --------  ---------
Securitization Program                              $120,000   $120,000
                                                    ========  =========

Debt
Term Loan                                            $12,826       $510  $1,155  $1,360   $9,801
Interest Rate                                            8.2%       8.2%    8.2%    8.2%     8.2%

Notes Payable to Banks                                84,111     84,111
Weighted Average Interest Rate                          6.27%      6.27%      -       -        -
                                                    --------  ---------  ------  ------  -------
Total Debt                                           $96,937    $84,621  $1,155  $1,360   $9,801
                                                    ========  =========  ======  ======  =======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ERNST & YOUNG LLP
5 Times Square
New York, New York 10036
212-773-3000

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Volt Information Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of October 28, 2007 and October 29, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 28, 2007. Our audits also included the financial statement schedule listed in the Index at
Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at October 28, 2007 and October 29, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 28, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note K to the consolidated financial statements, on October 31, 2005, the Company adopted Statement of Financial Accounting Standards No.123(R), "Share-Based Payment."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Volt Information Sciences, Inc. and subsidiaries' internal control over financial reporting as of October 28, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 10, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG

New York, New York
January 10, 2008

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                 October 28,       October 29,
                                                                                                        2007             2006
                                                                                                 -----------       ----------

   ASSETS                                                                                           (Dollars in thousands)

   CURRENT ASSETS
     Cash and cash equivalents                                                                       $40,398          $38,481
     Restricted cash                                                                                  25,482           30,713
     Short-term investments                                                                            5,624            4,709
     Trade accounts receivable, net of allowances of $5,236 (2007) and $7,491 (2006)                 417,115          390,799
     Inventories                                                                                      59,950           28,735
     Deferred income taxes                                                                             9,629            9,167
     Prepaid insurance and other assets                                                               39,927           37,280
                                                                                                    --------         --------
   TOTAL CURRENT ASSETS                                                                              598,125          539,884

   Property, plant and equipment, net                                                                 74,709           74,135
   Insurance and other assets                                                                          6,648            2,247
   Deferred income taxes                                                                               8,125                -
   Goodwill                                                                                           98,715           50,896
   Other intangible assets, net                                                                       53,829           31,959
                                                                                                    --------         --------

   TOTAL ASSETS                                                                                     $840,151         $699,121
                                                                                                    ========         ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
     Notes payable to banks                                                                          $84,111           $4,639
     Current portion of long-term debt                                                                   510              470
     Accounts payable                                                                                214,799          190,431
     Accrued wages and commissions                                                                    64,049           59,387
     Accrued taxes other than income taxes                                                            22,440           20,186
     Accrued insurance and other accruals                                                             32,715           29,241
     Deferred income and other liabilities                                                            33,785           37,519
     Income taxes payable                                                                              4,822            3,626
                                                                                                     -------          -------
   TOTAL CURRENT LIABILITIES                                                                         457,231          345,499

   Accrued insurance                                                                                       -            4,760
   Long-term debt                                                                                     12,316           12,827
   Deferred income taxes                                                                              18,025           10,787

   Minority interest                                                                                      43               -

   STOCKHOLDERS' EQUITY
     Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
     Common stock, par value $.10; Authorized--120,000,000 shares (2007) and
     30,000,000 shares (2006); issued--23,480,103 shares (2007) and 23,456,974 shares (2006)           2,348            2,346
     Paid-in capital                                                                                  50,740           50,203
     Retained earnings                                                                               319,688          280,404
     Accumulated other comprehensive income                                                            2,660              245
                                                                                                    --------         --------
                                                                                                     375,436          333,198
     Less treasury stock--1,048,966 shares (2007) and 300,000 shares (2006), at cost                 (22,900)          (7,950)
                                                                                                    --------         --------
   TOTAL STOCKHOLDERS' EQUITY                                                                        352,536          325,248
                                                                                                    --------         --------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $840,151         $699,121
                                                                                                    ========         ========

                 See Notes to Consolidated Financial Statements

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Year Ended
                                                                        October  28,      October 29,     October 30,
                                                                            2007             2006            2005
                                                                         ----------       ----------      ----------
                                                                              (In thousands, except per share data)

   NET SALES                                                             $2,353,082       $2,338,453      $2,177,619

   COSTS AND EXPENSES:
     Cost of sales                                                        2,144,716        2,147,823       2,014,551
     Selling and administrative                                             102,605           97,227          92,858
     Depreciation and amortization                                           38,221           34,847          29,603
                                                                         ----------       ----------      ----------
                                                                          2,285,542        2,279,897       2,137,012
                                                                         ----------       ----------      ----------

   OPERATING PROFIT                                                          67,540           58,556          40,607

   OTHER INCOME (EXPENSE):
     Interest income                                                          6,256            3,185           2,648
     Other expense, net                                                      (7,549)          (7,848)         (4,882)
     Foreign exchange loss, net                                                (421)            (505)           (255)
     Interest expense                                                        (3,612)          (1,819)         (1,825)
                                                                          ---------       ----------       ---------

   Income before minority interest and income taxes                          62,214           51,569          36,293
   Minority interest                                                              6           (1,021)         (7,024)
                                                                          ---------       ----------       ----------
   Income before taxes                                                       62,220           50,548          29,269

   Income tax provision                                                     (22,888)         (19,898)        (12,229)
                                                                          ---------       ----------       ----------
   NET INCOME                                                               $39,332          $30,650         $17,040
                                                                          =========       ==========       ==========


                                                                                       Per Share Data
                                                                          ------------------------------------------
   Net income - basic                                                        $1.71             $1.32           $0.74
                                                                          ========        ==========        ========

   Weighted average number of shares outstanding-basic                      22,935            23,227          22,980
                                                                          ========        ==========        ========

   Net income  - diluted                                                     $1.71             $1.31           $0.74
                                                                          ========        ==========        ========

   Weighted average number of shares outstanding-diluted                    22,985            23,388          23,126
                                                                          ========        ==========        ========

                 See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

                                                                                    Accumulated Other
                                                                                   Comprehensive Income
                                                                                          (loss)
                                                                                 ------------------------
                                                                                              Unrealized
                               Common Stock                                      Foreign Gain   (Loss)
                              $.10 Par Value                                      Currency        On
                           -------------------   Paid-In    Retained   Treasury  Translation   Marketable  Comprehensive
                             Shares    Amount    Capital    Earnings    Stock     Adjustment  Securities    Income (Loss)
                           ---------- -------- ----------- ----------- --------- ------------ ----------- ---------------
                                                               (Dollars in thousands)

Balance at October 31,
 2004                      22,923,937   $2,292      $41,671   $232,714         -       ($214)        $36

Stock options exercised
 - including a tax
 benefit of $199               84,945        9        1,241
Unrealized foreign
 currency translation
 adjustment - net of
 taxes of $80                                                                            186                         $186
Unrealized gain on
 marketable securities -
 net of taxes of $16                                                                                 25                25
Net income for the year                                         17,040                                             17,040
                           ---------- -------- ------------ ---------- --------- ------------ ---------- ----------------
Balance at October 30,
 2005                      23,008,882    2,301       42,912    249,754         -         (28)        61           $17,251
                                                                                                         ================

Stock options exercised
 - including a tax
 benefit of $1,912            448,092       45        7,217
Compensation expense -
 stock options                                           74
Purchase of common stock
 for treasury                                                           ($7,950)
Unrealized foreign
 currency translation
 adjustment - net of
 taxes of $94                                                                            220                         $220
Unrealized loss on
 marketable securities -
 net of taxes of $6                                                                                  (8)               (8)
Net income for the year                                         30,650                                             30,650
                           ---------- -------- ------------ ---------- --------- ------------ ---------- ----------------
Balance at October 29,
 2006                      23,456,974    2,346       50,203    280,404    (7,950)        192         53           $30,862
                                                                                                         ================

Stock options exercised
 - including a tax
 benefit of $230               23,625        2          572
Compensation expense -
 stock options                                           47
Purchase of common stock
 for treasury                                                            (15,029)
Cash paid in lieu of
 fractional shares               (496)                  (18)
Issuance of restricted
 stock                                                  (79)                  79
Amortization of
 restricted stock                                        15
Unrealized foreign
 currency translation
 adjustment - net of
 taxes of $1,020                                                                       2,379                      $2,379
Unrealized gain on
 marketable securities -
 net of taxes of $25                                                                                  36               36
Change in fair value of
 minority interest                                                 (48)                                              (48)
Net income for the year                                         39,332                                             39,332
                           ---------- -------- ------------ ---------- --------- ------------ ---------- ----------------
Balance at October 28,
 2007                      23,480,103   $2,348      $50,740   $319,688 ($22,900)       $2,571        $89          $41,699
                           ========== ======== ============ ========== ========= ============ ========== ================

   There were no shares of preferred stock issued or outstanding in any of the reported periods.

                 See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended
                                                                             -------------------------------------------
                                                                                October 28,   October 29,    October 30,
                                                                                      2007          2006           2005
                                                                             -------------- ------------- --------------

                                                                                           (In thousands)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                                                         $39,332       $30,650        $17,040
Adjustments to reconcile net income to cash provided by operating activities
  Depreciation and amortization                                                     38,221        34,847         29,603
  Accounts receivable provisions                                                     1,974         4,003          3,838
  Minority interest                                                                     (6)        1,021          7,024
  Loss (gain) on foreign currency translation                                           76            20            (16)
  Loss (gain) on dispositions of fixed assets                                           25           342             (9)
  Deferred income tax benefit                                                       (7,718)       (4,345)        (2,978)
  Share-based compensation expense related to employee stock options                    62            74              -
  Excess tax benefits from share-based compensation                                   (110)         (194)             -
  Changes in operating assets and liabilities, net of assets acquired:
  Trade accounts receivable                                                        (29,416)        6,300        (24,084)
  Increase in securitization of accounts receivable                                 10,000        10,000         30,000
  Inventories                                                                      (31,215)        5,030         (1,082)
  Prepaid insurance and other current assets                                        (6,129)      (16,907)        (5,063)
  Insurance and other long-term assets                                                  87           (97)          (520)
  Accounts payable                                                                  26,996        11,048         (1,519)
  Accrued expenses                                                                   2,679          (375)           478
  Deferred income and other liabilities                                              2,613        (3,386)        (5,193)
  Income taxes                                                                       1,605         2,451         (2,451)
                                                                             -------------- ------------- --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           49,076        80,482         45,068
                                                                             -------------- ------------- --------------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued

                                                                                      Year Ended
                                                                      ------------------------------------------
                                                                         October 28,  October 29,    October 30,
                                                                               2007         2006           2005
                                                                      -------------- ------------ --------------
                                                                                    (In thousands)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Sales of investments                                                          6,357        1,296          1,119
Purchases of investments                                                     (6,931)      (1,491)          (904)
Decrease (increase) in restricted cash                                        5,231       (4,582)        17,591
(Decrease) increase in payables related to restricted cash                   (5,231)       4,582        (17,591)
Acquisitions, net                                                           (71,401)     (83,503)             -
Proceeds from disposals of property, plant and equipment, net                   352        1,348          1,885
Purchases of property, plant and equipment                                  (31,406)     (22,365)       (28,511)
                                                                      -------------- ------------ --------------

NET CASH USED IN INVESTING ACTIVITIES                                      (103,029)    (104,715)       (26,411)
                                                                      -------------- ------------ --------------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                                      (471)      (2,433)          (399)
Cash paid in lieu of fractional shares                                          (18)           -              -
Exercises of stock options                                                      344        5,335          1,247
Excess tax benefits from share-based compensation                               110          194              -
Purchase of treasury shares                                                 (22,979)           -              -
Payment of notes payable-bank                                              (271,289)     (71,969)       (84,750)
Proceeds from notes payable to bank                                         350,457       69,813         83,346
                                                                      -------------- ------------ --------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          56,154          940           (556)
                                                                      -------------- ------------ --------------

Effect of exchange rate changes on cash                                        (284)        (214)          (422)
                                                                      -------------- ------------ --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          1,917      (23,507)        17,679

Cash and cash equivalents, beginning of year                                 38,481       61,988         44,309
                                                                      -------------- ------------ --------------

CASH AND CASH EQUIVALENTS, CASH, END OF YEAR                                $40,398      $38,481        $61,988
                                                                      ============== ============ ==============


SUPPLEMENTAL INFORMATION

Cash paid during the year:
  Interest expense                                                           $3,278       $1,788         $1,868
  Income taxes                                                              $29,566      $22,090        $17,694

Non-cash financing activities:
 Tendered common stock for stock option exercises                                         $1,216

                 See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Summary of Significant Accounting Policies

Business: The Company operates in two major businesses, Staffing Services and Telecommunications and Information Solutions, consisting of four operating segments: Staffing Services; Telephone Directory; Telecommunications Services and Computer Systems. Fiscal Year: The Company's fiscal year ends on the Sunday nearest October 31. The 2005 through 2007 fiscal years each consisted of 52 weeks.

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

Stock-Based Compensation: Prior to October 31, 2005, the Company elected to follow Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for its Non-Qualified Stock Option Plan under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant. Effective October 31, 2005, the Company adopted the fair-value recognition provisions of SFAS No. 123R "Share Based Payment" and the Securities and
Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized for the years ended October 28, 2007 and October 29, 2006 include compensation cost for all share-based payments granted prior to, but not yet vested as of, October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

Revenue Recognition: The Company derives its revenues from several sources. The revenue recognition methods, which are consistent with those prescribed in Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition in Financial Statements," are described below in more detail for the significant types of revenue within each of its segments. Revenue is generally recognized when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed and determinable and collectibility is probable. The determination of whether and when some of the criteria below have been satisfied sometimes involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

Staffing Services:
     Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In fiscal 2007, this revenue comprised approximately 76% of net consolidated sales.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Revenue Recognition:--Continued

     Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, for which the Company receives an administrative fee for arranging for, billing for and collecting the billings related to staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In addition, sales for certain contracts generated by the Company's Staffing Solutions Group's managed services operations have similar attributes. In fiscal 2007, this revenue comprised approximately 2% of the Company's net consolidated sales.

     Outsourced  Projects:  Sales are  derived  from the  Company's  Information
     Technology Solutions operation providing outsource services for customers in the form of project work, for which the Company is responsible for deliverables, in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts." The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis; and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In fiscal 2007, this revenue comprised approximately 5% of the Company's net consolidated sales.

Telephone Directory:

     Directory Publishing: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in the United States and Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are delivered. In fiscal 2007, this revenue comprised approximately 3% of net consolidated sales.

     Ad Production and Other: Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance. In fiscal 2007, this revenue comprised approximately 1% of net consolidated sales.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Revenue Recognition:--Continued

Telecommunications Services:

     Construction: Sales are derived from the Company supplying aerial and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in SOP No. 81-1, using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project, or by the use of the percentage-of-completion method, when applicable. In fiscal 2007, this revenue comprised approximately 3% of net consolidated sales.

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and, if applicable, any completed units are delivered and accepted by the customer. In fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

Computer Systems:

     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as applicable. In fiscal 2007, this revenue comprised approximately 2% of net consolidated sales.

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in SOP 97-2, "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value or by the use of the percentage-of-completion method when applicable. In fiscal 2007, this revenue comprised approximately 4% of net consolidated sales.

For those contracts accounted for under SOP No. 81-1, the Company records provisions for estimated losses on contracts when losses become evident.

Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having an original maturity of three months or less.

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

Goodwill and Indefinite-Lived Intangible Assets: Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived intangible assets are subject to annual impairment testing using fair value methodologies. The Company performs its annual impairment testing during its second fiscal quarter, or more frequently if indicators of impairment arise. The timing of the impairment test may result in charges to earnings in the second fiscal quarter that could not have been reasonably foreseen in prior periods. The testing process includes the comparison of the Company's business units' multiples of sales and EBITDA to those multiples of its business units' competitors. Although it is believed the assumptions and estimates made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact financial results.

Long-Lived Assets: Property, plant and equipment are recorded at cost, and depreciation and amortization are provided on the straight-line or accelerated methods at rates calculated to allocate the cost of the assets over their period of use. Intangible assets, other than goodwill and indefinite-lived intangible assets, and property, plant and equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount exceeds the estimated fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

The weighted-average amortization period for other intangible assets in fiscal 2007, 2006 and 2005 was 8 years, 8 years and 15 years, respectively.

Fully depreciated assets are retained in property, plant and equipment and the related accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts less any proceeds from disposal, are included in the statement of operations. Maintenance and repairs are expensed as incurred. Property, plant and equipment is depreciated over the following periods:

        Buildings                    25 to 31-1/2 years
        Machinery and equipment      3 to 15 years
        Leasehold improvements       length of lease or life of the asset, whichever is shorter
        Software                     3 to 7 years

Property, plant and equipment consisted of:                     October 28,         October 29,
                                                                      2007                2006
                                                        ------------------- -------------------
                                                                    (In thousands)

Land and buildings                                                 $25,142             $23,379
Machinery and equipment                                            154,019             138,122
Leasehold improvements                                              14,118              12,523
Software                                                            84,220              76,487
                                                        ------------------- -------------------
                                                                   277,499             250,511
Less allowances for depreciation and amortization                 (202,790)           (176,376)
                                                        ------------------- -------------------
                                                                   $74,709             $74,135
                                                        =================== ===================

A term loan is secured by a deed of trust on land and buildings with a carrying amount at October 28, 2007 of $10.2 million.

Primary Casualty Insurance Program: The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds, and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premiums are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For each policy year, management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater or less than the established accrual.

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

At October 28, 2007, the Company's net prepaid for the outstanding policy years was $26.0 million compared to $18.9 million at October 29, 2006.

Medical Insurance Program: The Company is self-insured for the majority of its medical benefit programs. The Company remains insured for a portion of its medical program (primarily HMOs) as well as the entire dental program. The Company provides the self-insured medical benefits through an arrangement with a third party administrator. However, the liability for the self-insured benefits is limited by the purchase of stop loss insurance. The contributed and withheld funds and related liabilities for the self-insured program together with unpaid premiums for the insured programs are held in a 501(c)9 employee welfare benefit trust. These amounts, other than the current provisions, do not appear on the balance sheet of the Company. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected losses based on statistical analyses of historical data. The provision for future payments is initially adjusted by the enrollment levels in the various plans. Periodically, the resulting liabilities are monitored and adjusted as warranted by changing circumstances. Should the amount of claims occurring exceed what was estimated or medical costs increase beyond what was expected, liabilities might not be sufficient, and additional expense may be recorded by the Company.

Capitalized Software: The Company's software technology personnel are involved in the development and acquisition of internal-use software to be used in its Enterprise Resource Planning system and software used in its operating segments, some of which are customer accessible. The Company accounts for the capitalization of software in accordance with SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent to the preliminary project planning and approval stage, all appropriate costs are capitalized until the point at which the software is ready for its intended use. Subsequent to the software being used in operations, the capitalized costs are transferred from costs-in-process to completed property, plant and equipment, and are accounted for as such. All post-implementation costs, such as maintenance, training and minor upgrades that do not result in additional functionality, are expensed as incurred. The capitalization process involves judgment as to what types of projects and tasks are capitalizable. Although the Company believes the decisions made in the past concerning the accounting treatment of these software costs have been reasonable and appropriate, different decisions could materially impact financial results.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Securitization Program: The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 156, "Accounting for Transfers and Servicing of Financial Assets an amendment of SFAS No. 140." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A, was $120.0 million and $110.0 million at October 28, 2007 and October 29, 2006, respectively. Accordingly, the trade receivables included on the October 28, 2007 and October 29, 2006 balance sheets have been reduced to reflect the participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company) for any of the sold receivables.

Income Taxes: Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance - When the financial statements are prepared, the Company estimates its income taxes based on the various jurisdictions in which business is conducted. Significant judgment is required in determining the Company's worldwide income tax provision. Liabilities for anticipated tax audit issues in the United States and other tax jurisdictions are based on estimates of whether, and the extent to which, additional taxes will be due. The recognition of these provisions for income taxes is recorded in the period in which it is determined that such taxes are due. If in a later period it is determined that payment of this additional amount is unnecessary, a reversal of the liability is recognized. As a result, the ongoing assessments of the probable outcomes of the audit issues and related tax positions require judgment and can materially increase or decrease the effective tax rate and materially affect the Company's operating results. This also requires the Company to estimate its current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are reflected on the balance sheet. The Company must then assess the likelihood that its deferred tax assets will be realized. To the extent it is believed that realization is not likely, a valuation allowance is established. When a valuation allowance is increased or decreased, a corresponding tax expense or benefit is recorded in the statement of operations.

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

Earnings Per Share: Basic earnings per share is calculated by dividing net earnings by the weighted-average number of common shares outstanding during the period. The diluted earnings per share computation includes the effect, if any, of shares that would be issuable upon the exercise of outstanding stock options, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

Comprehensive Income: Comprehensive i ncome is the net income of the Company combined with other changes in stockholders' equity not involving ownership interest changes. For the Company, such other changes include foreign currency translation and mark-to-market adjustments related to held-for-sale securities.

Stock Split: On December 19, 2006, the Company's Board of Directors authorized and approved a three-for-two stock split in the form of a dividend on the Company's common stock. Shares of common stock were distributed on January 26, 2007, to all stockholders of record as of January 15, 2007. Any fractional shares resulting from the dividend were paid in cash. Information pertaining to shares, earnings per share, common stock and paid-in capital has been adjusted in the accompanying financial statements and footnotes to reflect the stock split.

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

New Accounting Pronouncements:

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting this statement.

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

NOTE B--Securitization Program

The Company has a $200.0 million accounts receivable securitization program ("Securitization Program"), which expires in April 2009. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At October 28, 2007, TRFCO had purchased from Volt Funding a participation interest of $120.0 million out of a pool of approximately $264.9 million of receivables.

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

The Company incurred charges in connection with the sale of receivables under the Securitization Program, of $5.4 million in the fiscal year ended October 28, 2007 compared to $6.7 million and $3.4 million in the fiscal years ended October 29, 2006 and October 30, 2005, respectively, which are included in Other Expense on the consolidated statement of operations. The equivalent cost of funds in the Securitization Program was 6.3%, 5.6% and 4.2% per annum in the fiscal years 2007, 2006 and 2005, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated the retained interest in receivables approximated fair value.

At October 28, 2007 and October 29, 2006, the Company's carrying retained interest in a revolving pool of receivables was approximately $143.8 million and $164.2 million, respectively, net of a service fee liability, out of a total pool of approximately $264.9 million and $275.2 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $120.0 million and $110.0 million at October 28, 2007 and October 29, 2006, respectively. Accordingly, the trade accounts receivable included on the October 28, 2007 and October 29, 2006 balance sheets were reduced to reflect the participation interest sold of $120.0 million and $110.0 million, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE B--Securitization Program--Continued

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof, from a nationally recognized rating organization. At October 28, 2007, the Company was in compliance with all requirements of the Securitization Program.


NOTE C--Short-Term Investments and Investments in Securities

At October 28, 2007 and October 29, 2006 short-term investments consisted of $5.6 million and $4.7 million, respectively, invested in mutual funds for the Company's deferred compensation plan (see Note M).

At October 28, 2007 and October 29, 2006, the Company had an available-for-sale investment in equity securities of $249,000 and $188,000, respectively. The gross unrealized gains of $148,500 and $87,500 at October 28, 2007 and October 29, 2006, respectively, were included as a component of accumulated other comprehensive income (loss).


NOTE D--Inventories

Inventories of accumulated unbilled costs, principally work in process, and materials by segment are as follows:

                                     October  28,            October  29,
                                             2007                    2006
                                 ----------------        ----------------
                                                  (In thousands)

Telephone Directory                        $9,650                 $11,527
Telecommunications Services                43,162                  12,606
Computer Systems                            7,138                   4,602
                                 ----------------        ----------------
Total                                     $59,950                 $28,735
                                 ================        ================


The cumulative amounts billed under service contracts at October 28, 2007 and October 29, 2006 of $13.9 million and $10.9 million, respectively, are credited against the related costs in inventory. In addition, inventory reserves at October 28, 2007 and October 29, 2006 of $4.4 million and $4.5 million, respectively, are credited against the related costs in inventory.


NOTE E--Short-Term Borrowings

At October 28, 2007, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit of up to an aggregate of $149.2 million, including the Company's $40.0 million secured, syndicated revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $100.0 million (increased from $70.0 million in August 2007) secured, syndicated revolving credit agreement ("Delta Credit Facility"). The Company had total outstanding bank borrowings of $84.1 million, the majority of which was used to finance the acquisition of LSSi Corp. Included in these borrowings were $12.1 million of foreign currency borrowings which provide a hedge against foreign denominated net assets.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE E--Short-Term Borrowings--Continued

Credit Agreement
----------------
The Credit Agreement, which expires in April 2008, established a secured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. At October 28, 2007, the Company had no borrowings against this facility. The administrative agent for the Credit Facility is JPMorgan Chase Bank, N.A. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo Bank, N.A., Lloyds TSB Bank PLC and Bank of America, N.A.

Borrowings under the Credit Agreement are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the rating of the facility as provided by a nationally recognized rating agency. The Credit Agreement requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at October 28, 2007, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 6.2% per annum, excluding a fee of 0.25% per annum paid on the entire facility.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. The Company obtained a waiver of one covenant but was in compliance with all other covenants in the Credit Agreement at October 28, 2007.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At October 28, 2007, four of those guarantors have pledged approximately $60.6 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

Delta Credit Facility
---------------------
In December 2006, Volt Delta entered into the Delta Credit Facility, which expires in December 2009, with Wells Fargo, N.A. as the administrative agent and arranger, and as a lender thereunder. Wells Fargo and the other three lenders under the Delta Credit Facility, Lloyds TSB Bank Plc., Bank of America, N.A. and JPMorgan Chase, also participate in the Company's $40.0 million revolving Credit Facility. Neither the Company nor Volt Delta guarantees each other's facility but certain subsidiaries of each are guarantors of their respective parent company's facility.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE E--Short-Term Borrowings--Continued

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $100.0 million (increased from $70.0 million in August 2007) with a sublimit of $10.0 million on the issuance of letters of credit. At October 28, 2007, $78.2 million was drawn on this facility, the majority of which was used to finance the acquisition of LSSi Corp. Certain rate options, as well as the commitment fee, are based on a leverage ratio, as defined, which resets quarterly. Based upon Volt Delta's leverage ratio at the end of the third quarter of fiscal 2007, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 5.0% per annum at October 28, 2007. Volt Delta also pays a commitment fee on the unused portion of the Delta Credit Facility which varies based on Volt Delta's leverage ratio. At October 28, 2007, the commitment fee was 0.2% per annum.

The Delta Credit Facility provides for the maintenance of various financial ratios and covenants, including, among other things, a total debt to EBITDA ratio, as defined, which cannot exceed 2.0 to 1.0 on the last day of any fiscal quarter, a fixed charge coverage ratio, as defined, which cannot be less than
2.5 to 1.0 and the maintenance of a consolidated net worth, as defined. The Delta Credit Facility also imposes limitations on, among other things, incurrence of additional indebtedness or liens, the amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures. At October 28, 2007, Volt Delta was in compliance with all covenants in the Delta Credit Facility.


NOTE F--Long-Term Debt and Financing Arrangements

In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $12.8 million at October 28, 2007. The fair value of the loan was approximately $13.5 million at October 28, 2007. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at October 28, 2007 of $10.2 million. The obligation is guaranteed by the Company.

Principal payment maturities on long-term debt outstanding at October 28, 2007 are:

          Fiscal Year                       Amount
          -----------                       ------
                         (In thousands)

             2008                            $510
             2009                             554
             2010                             601
             2011                             652
             2012                             708
          Thereafter                        9,801
                                          -------
                                          $12,826
                                          =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes

The components of the Company's income from continuing operations before income taxes and minority interest by location, and the related income tax provision are as follows:

                                                                      Year Ended
                                                         -------------------------------------
                                                          October 28, October 29,  October 30,
                                                                 2007        2006         2005
                                                         -------------------------------------

                                                                    (In thousands)
The components of income before minority interest
and income taxes, based on the location of
operations, consist of the following:
  Domestic                                                   $63,473      $47,547      $30,318
  Foreign                                                     (1,259)       4,022        5,975
                                                         ------------ ----------- ------------
                                                             $62,214      $51,569      $36,293
                                                         ============ =========== ============
The components of the income tax provision
 include:
Current:
  Federal (a)                                                $20,199      $16,961       $9,880
  Foreign                                                      3,093        3,155        1,508
  State and local                                              7,314        4,127        3,819
                                                         ------------ ----------- ------------
  Total current                                               30,606       24,243       15,207
                                                         ------------ ----------- ------------
Deferred:
  Federal                                                     (4,130)      (2,521)      (2,711)
  Foreign                                                     (2,391)      (1,241)         201
  State and local                                             (1,197)        (583)        (468)
                                                         ------------ ----------- ------------
  Total deferred                                              (7,718)      (4,345)      (2,978)
                                                         ------------ ----------- ------------
 Total income tax provision                                  $22,888      $19,898      $12,229
                                                         ============ =========== ============

(a) Reduced in 2007, 2006 and 2005 by benefits of $1.2 million, $0.7 million and $1.4 million, respectively, from general business credits.

The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                                               Year Ended
                                                ----------------------------------------
                                                 October 28,    October 29,  October 30,
                                                        2007           2006         2005
                                                ------------ -------------- ------------

Statutory rate                                         35.0%          35.0%        35.0%
State and local taxes, net of federal
  tax benefit                                           6.9            5.3          8.0
Tax effect of foreign operations                       (3.1)          (0.4)           -
Goodwill amortization                                     -           (3.9)        (0.7)
General business credits                               (1.9)          (1.5)        (3.9)
Minority interest                                         -           (0.7)        (7.5)
Deferred tax adjustments                                  -            3.4          2.4
Other-net                                              (0.1)           1.4          0.4
                                                ------------ -------------- ------------
Effective tax rate                                     36.8%          38.6%        33.7%
                                                ============ ============== ============

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes--Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include foreign operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                 October 28,   October 29,
                                                                        2007          2006
                                                            ---------------- -------------
                                                                    (In thousands)
Deferred Tax Assets:
  Allowance for doubtful accounts                                    $2,071        $2,822
  Inventory valuation                                                 1,748         1,785
  Loss carryforwards                                                  6,086         1,712
  Goodwill                                                            1,262         1,484
  Accelerated book depreciation and amortization                        589             -
  Compensation accruals and deferrals                                 6,185         5,465
  Warranty accruals                                                     101           106
  Rent expense                                                          831             -
  Other-net                                                             407           840
                                                            ---------------- -------------
Total deferred tax assets                                            19,280        14,214
Less valuation allowance for deferred tax assets                      1,526         2,258
                                                            ---------------- -------------
Deferred tax assets, net of valuation allowance                      17,754        11,956
                                                            ---------------- -------------

Deferred Tax Liabilities:
  Software development costs                                          1,812         2,443
  Deferred revenue                                                      629         1,100
  Accelerated book depreciation                                         306         4,236
  Foreign translation adjustments                                     1,102            86
  Intangible assets                                                  14,721         5,711
  Other-net                                                             164             -
                                                            ---------------- -------------
  Total deferred tax liabilities                                     18,734        13,576
                                                            ---------------- -------------

Net deferred tax liabilities                                          ($980)      ($1,620)
                                                            ================ =============

Balance sheet classification:
  Current assets                                                     $9,629        $9,167
  Non-current assets                                                  8,125             -
  Current liabilities                                                  (709)            -
  Non-current liabilities                                           (18,025)      (10,787)
                                                            ---------------- -------------
Net deferred tax liabilities                                          ($980)      ($1,620)
                                                            ================ =============

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes--Continued

At October 28, 2007, the Company had net operating loss carryforwards of $6.1 million, which range in expiration date between November 2, 2008, and extend forward with no limitation to the carryforward period. For financial statement purposes, a valuation allowance of $1.5 million has been recognized due to the uncertainty of the realization of the foreign loss carryforwards and other foreign deferred tax assets. The valuation allowance decreased during 2007 by $0.7 million, principally due to the release of a valuation allowance related to the current and future utilization of net operating losses.

Substantially all of the undistributed earnings of foreign subsidiaries of $16.8 million at October 28, 2007 are considered permanently invested and, accordingly, no federal income taxes thereon have been provided. Should these earnings be distributed, foreign tax credits would reduce the additional federal income tax that would be payable. Availability of credits is subject to limitations; accordingly, it is not practicable to estimate the amount of the ultimate deferred tax liability, if any, on accumulated earnings.


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

The following table represents the balance of intangible assets:

                                                                 October 28, 2007                October 29, 2006
                                                         -------------------------------- -------------------------------
                                                         Gross Carrying     Accumulated    Gross Carrying    Accumulated
                                                              Amount       Amortization         Amount      Amortization
                                                         ---------------- --------------- ----------------- -------------
                                                                                  (In thousands)
   Customer relationships                                         $44,398          $5,138           $17,645        $2,890
   Existing technology                                             13,164           3,090            13,164         1,466
   Contract backlog                                                 3,200           1,467             3,200           667
   Trade name (a)                                                   2,016               -             2,016             -
   Reseller network                                                   816             187               816            85
   Non-compete agreements and trademarks                              325             208               325            99
                                                         ---------------- --------------- ----------------- -------------
   Total                                                          $63,919         $10,090           $37,166        $5,207
                                                         ================ =============== ================= =============

  (a) Trade names have an indefinite life and are not amortized.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--Goodwill and Intangible Assets--Continued

In fiscal 2007, the preliminary total intangible assets acquired were $26.8 million for acquisition of businesses (see Note J). In fiscal 2006, the total intangible assets acquired were $20.9 million.

Amortization  expense  in  fiscal  2007,  2006 and 2005 was $4.9  million,  $3.8 million and $1.1 million, respectively. In each of the succeeding five years, the amount of amortization expense for other intangible assets is estimated to be as follows:
                  Fiscal Year           Amount
                  -----------           ------
                           (In Millions)
                     2008                $8.2
                     2009                $8.1
                     2010                $7.4
                     2011                $7.2
                     2012                $7.2

The following table represents the change in the carrying amount of goodwill for each segment during each fiscal year.

                         Carrying Value   Additions     Carrying Value      Additions        Carrying Value
      Segment           October 30, 2005       2006    October 29, 2006          2007       October 28, 2007
      ----------------- ----------------  ---------    ----------------     ---------       ----------------
(In thousands)

      Staffing Services           $8,340     $8,340              $1,388(b)     $9,728
      Computer Systems            24,283     18,273(a)           42,556        46,431(a,c)            88,987
                        ----------------  ---------    ----------------     ---------       ----------------
      Total                      $32,623    $18,273             $50,896       $47,819                $98,715
                        ================  =========    ================     =========       ================

(a) Acquisition of Varetis Solutions and the minority interest in Delta. (see Note J)
(b) Acquisition of an outsourcing and services provider. (See Note J).
(c) Acquisition of LSSi Corp. (See Note J).

NOTE I--Per Share Data

In calculating basic earnings per share, the effect of dilutive securities is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                                                             Year Ended
                                                                    ----------------------------------------------------
                                                                           October 28,     October 29,       October 30,
                                                                                  2007            2006              2005
                                                                    ------------------ --------------- -----------------
                                                                                       (In thousands)
Denominator for basic earnings per share -
Weighted average number of shares                                               22,935          23,227            22,980

Effect of dilutive securities:
  Stock options                                                                     50             161               146
                                                                    ------------------ --------------- -----------------

Denominator for diluted earnings per share -
Adjusted weighted average number of shares                                      22,985          23,388            23,126
                                                                    ================== =============== =================

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE I--Per Share Data--Continued

Options to purchase 29,550, 32,550 and 245,550 shares of the Company's common stock were outstanding at October 28, 2007, October 29, 2006 and October 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.


NOTE J--Acquisition of Businesses

In September 2007, Volt Delta, the principal business unit of the Computer Systems segment, acquired LSSi Corp. ("LSSi") by merger for $70.0 million and combined it and its DataServ division into LSSiData. The combination of Volt Delta's application development, integration and hosting expertise and LSSi's highly efficient data processing will allow Volt Delta to serve a broader base of customers by aggregating the most current and accurate business and consumer information possible. Substantially all of the merger consideration was attributable to goodwill and other intangible assets.

The Company is presently valuing the transaction to determine the final allocation of the purchase price, which is subject to finalization of certain adjustments, and is expected to be completed before the end of the fourth quarter of fiscal 2008.

The assets and liabilities of LSSi are accounted for under the purchase method of accounting at the date of acquisition at their fair values. The results of operations have been included in the consolidated statement of operations since the acquisition date.

The preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed of LSSi Corp. is as follows:


                                                       (In thousands)

Cash                                                             $679
Accounts receivable                                             5,836
Prepaid expenses and other assets                                 469
Property, plant and equipment                                   1,800
Goodwill                                                       46,973
Intangible assets                                              25,860
                                                               ------
         Total Assets                                          81,617
                                                               ------

Accounts payable                                               (1,119)
Other accrued expenses                                         (3,912)
Other liabilities                                                (144)
Deferred income tax                                            (5,650)
                                                             ---------
         Total Liabilities                                    (10,825)
                                                              --------

         Purchase price                                       $70,792
                                                              =======

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--Acquisition of Businesses--Continued

In September 2007, the Company purchased for $1.5 million an 80% interest in an outsourcing and services provider that will complement existing services in the Staffing Services segment. The Company and the 20%-owner have call and put rights related to ownership in fiscal 2010. The Company estimated the fair value of the call/put and recorded a liability of $48,000 as of October 28, 2007.

In November 2006, the Company also purchased two directories for $0.2 million in the Telephone Directory segment.

In December 2005, Volt Delta purchased from Nortel Networks its 24% minority interest in Volt Delta. Under the terms of the agreement, Volt Delta was required to pay Nortel Networks approximately $56.4 million for its minority interest in Volt Delta, and an excess cash distribution of approximately $5.4 million. Under the terms of the agreement, Volt Delta paid $25.0 million on December 29, 2005 and paid the remaining $36.8 million on February 15, 2006. The transaction resulted in an increase in goodwill and intangible assets of approximately $6.8 million and $5.7 million, respectively.

In December 2005, Volt Delta acquired varetis AG's Varetis Solutions subsidiary for $24.8 million. The acquisition of Varetis Solutions provided Volt Delta with the resources to focus on the evolving global market for directory information systems and services. Varetis Solutions added technology in the area of wireless and wireline database management, directory assistance/enquiry automation, and wireless handset information delivery to Volt Delta's significant technology portfolio.

The following unaudited pro forma information reflects the purchase from Nortel Networks of its 24% minority interest in Volt Delta and combines the consolidated results of operations of the Company with those of the LSSi and Varetis Solutions businesses as if the transactions had occurred in November 2005. This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the acquisitions been consummated at the beginning of fiscal 2006. In addition, these results are not intended to be a projection of future results.

                                                                                         Year Ended
                                                                     ---------------------------------------------------
                                                                             October 28,      October 29,    October 30,
                                                                                    2007             2006           2005
                                                                     ------------------- ---------------- --------------
                                                                          (In thousands, except per share amounts)

       Net sales                                                              $2,378,238       $2,368,700     $2,222,518
                                                                     =================== ================ ==============
       Operating profit                                                          $67,122          $56,550        $38,943
                                                                     =================== ================ ==============
       Net income                                                                $40,212          $32,179        $20,544
                                                                     =================== ================ ==============
       Earnings per share
       Basic                                                                       $1.75            $1.39          $0.89
                                                                     =================== ================ ==============
       Diluted                                                                     $1.75            $1.38          $0.89
                                                                     =================== ================ ==============

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--Stock Option Plan

The Non-Qualified Option Plan adopted by the Company in fiscal 1995 terminated on May 16, 2005 except for options previously granted under the plan. Unexercised options expire ten years after grant. OuFtstanding options at October 28, 2007 were granted at 100% of the market price on the date of grant and become fully vested within one to five years after the grant date.

As a result of adopting SFAS No. 123R, the Company's income before taxes for the fiscal year ended October 28, 2007 and October 29, 2006 is $47,000 and $74,000, respectively, lower than it would have been if the Company had continued to account for stock-based compensation under APB No. 25. Compensation expense is recognized in the selling and administrative expenses in the Company's statement of operations on a straight-line basis over the vesting periods. Basic and dilutive net income per share for the fiscal year ended October 28, 2007 would not have been different if the Company had not adopted SFAS No. 123R, compared to the reported basic and dilutive net income per share of $1.71, respectively. As of October 28, 2007, there was $32,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted average period of 0.8 years.

The intrinsic values of options exercised during the periods ended October 28, 2007 and October 29, 2006 were $0.6 million and $4.8 million, respectively. The total cash received from the exercise of stock options was $0.3 million and $5.3 million in the fiscal years ended October 28, 2007 and October 29, 2006, respectively, and is classified as financing cash flows in the statement of cash flows. Prior to the adoption of SFAS 123R, the Company presented all tax benefit deductions resulting from the exercise of stock options as operating cash flows. SFAS 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The actual tax benefit realized from the exercise of stock options for the fiscal year ended October 28, 2007 was $0.2 million.

The table below presents the pro forma effect on net loss and loss per share if the Company had applied the fair value recognition provision to options granted under the Company's stock option plan for the fiscal year ended October 30, 2005. For purposes of this pro forma disclosure, the value of the options granted is estimated using the Black-Scholes option-pricing model and amortized to expense over the options' vesting periods. If the Company had adopted the fair value based method for the fiscal year ended October 30, 2005, additional compensation expense of $164,000 would have been recognized in the statement of operations.

                                                                     Year Ended
                                                                     ----------
                                                                  October 30, 2005
                                                                  ----------------
                                                         (In thousands, except per share data)

Net income as reported                                                  $17,040
Pro forma compensation expense, net of taxes                                (99)
                                                                      ---------
Pro forma net income                                                    $16,941
                                                                      =========

Basic:
Net income as reported per share                                         $0.74
Pro forma compensation expense, net of taxes per share                       -
                                                                      --------
Pro forma net income per share                                           $0.74
                                                                      ========

Diluted:
Net income as reported per share                                         $0.74
Pro forma compensation expense, net of taxes per share                   (0.01)
                                                                      --------
Pro forma net income per share                                           $0.73
                                                                      ========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--Stock Option Plan--Continued

Transactions involving outstanding stock options under the plan were:

                                                                                           Number of   Weighted Average
                                                                                              Shares    Exercise Price
                                                                                   -----------------  ------------------
Outstanding - October 31, 2004                                                               791,629              $13.85

Exercised                                                                                    (84,945)             $12.33
Forfeited                                                                                    (45,338)             $15.06
                                                                                   ------------------
Outstanding - October 30, 2005                                                               661,346              $13.96

Exercised                                                                                   (491,449)             $13.33
Forfeited                                                                                    (16,920)             $15.19
                                                                                   ------------------
Outstanding - October 29, 2006                                                               152,977              $15.85

Exercised                                                                                    (23,625)             $14.58
Expired                                                                                      (10,687)             $28.46
                                                                                   ------------------
Outstanding - October 28, 2007                                                               118,665              $14.97
                                                                                   ==================

Price ranges of outstanding and exercisable options as of October 28, 2007 are summarized below:


                                               Outstanding Options                                Exercisable Options
                             --------------------------------------------------------    ---------------------------------------
                                                  Average
Range of                         Number          Remaining       Weighted Average            Number        Weighted Average
Exercise Prices               of Shares          Life (Years)     Exercise Price           of Shares         Exercise Price
-----------------             ---------          -----------      ----------------         ---------         --------------
$7.11 - $7.11                   27,300               5.36                 $7.11              17,700              $7.11
$8.28 - $12.54                  29,100               3.68                $12.42              27,300              $12.42
$12.90 - $15.44                 31,215               3.87                $15.00              26,115              $14.91
$15.73 - $23.71                 10,500               4.47                $19.48               7,500              $19.41
$26.69 - $26.69                 20,550               0.24                $26.69              20,550              $26.69

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

There were 3,000 shares of restricted stock granted under the 2006 Plan (500 shares of restricted stock to each non-employee member of the Board of Directors) on April 5, 2007. Compensation expense of $15,000 was recognized in the selling and administrative expenses in the Company's consolidated statement of operations for the year ended October 28, 2007. Compensation expense is recognized on a straight-line basis over the vesting period. As of October 28, 2007, there was $66,000 of total unrecognized compensation cost related to these restricted shares to be recognized over a weighted average period of 2.4 years.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--Stock Option Plan--Continued

Transactions involving outstanding awards under the 2006 Plan were:

                                                                                      Number of         Weighted Average
                                                                                         Shares    Grant Date Fair Value
                                                                       ------------------------ ------------------------
Outstanding - October 29, 2006                                                                -                        -

Awarded                                                                                   3,000                   $27.01
                                                                       ------------------------
Outstanding - October 28, 2007                                                            3,000                   $27.01
                                                                       ========================

NOTE L--Segment Disclosures

Financial data concerning the Company's sales, segment profit (loss) and identifiable assets by reportable operating segment for fiscal years 2007, 2006 and 2005 are presented in tables below.

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

Staffing Services - This segment provides a broad range of employee staffing services to a wide range of customers throughout North America and Europe and has commenced operations in Asia. These services fall within three major functional areas: Staffing Solutions, Information Technology Solutions and E-Procurement Solutions. Staffing Solutions provides a full spectrum of managed staffing and temporary/contract personnel employment and workforce solutions. Information Technology Solutions provides a wide range of services, including consulting, outsourcing, turnkey project management in the product development lifecycle, IT and customer contact markets. E-Procurement Solutions provides global vendor neutral human capital management solutions by combining web-based tools and business process outsourcing services.

Telephone Directory - This segment publishes independent telephone directories and provides telephone directory production services, database management and printing.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

Telecommunications Services - This segment provides a full spectrum of voice, data and video turnkey solutions for government and private sectors, encompassing engineering, construction, installation and maintenance services. These services include outside plant engineering and construction, central office network solutions, integrated technologies, global solutions (structured cabling, field dispatch, installation and repair, security access control and maintenance), government solutions and wireless solutions.

Computer Systems - This segment provides directory and operator systems and services primarily for the telecommunications industry and provides IT maintenance services. The segment also sells information systems to its customers and, in addition, provides an Application Service Provider model which provides information services, including infrastructure and database content, on a transactional fee basis. It also provides third-party IT and data services to others.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

Sales, operating profit and identifiable assets by the Company's reportable operating segment are as follows:

                                              October 28,    October 29,   October 30,
                                                     2007           2006          2005
                                          --------------- -------------- -------------
Net Sales                                            (In thousands)

Staffing Services:
 Sales to unaffiliated customers
   Staffing                                   $1,916,621     $1,910,416    $1,759,683
   Managed Services                            1,212,915      1,109,315     1,157,168
                                          --------------- -------------- -------------
   Total gross sales                           3,129,536      3,019,731     2,916,851
   Less Non-recourse Managed Services         (1,164,243)    (1,052,682)   (1,121,196)
 Intersegment sales                                5,642          5,233         6,155
                                          --------------- -------------- -------------
                                               1,970,935      1,972,282     1,801,810
                                          --------------- -------------- -------------
Telephone Directory:
 Sales to unaffiliated customers                  80,775         79,351        82,298
 Intersegment sales                                    -              -             -
                                          --------------- -------------- -------------
                                                  80,775         79,351        82,298
                                          --------------- -------------- -------------
Telecommunications Services:
 Sales to unaffiliated customers                 118,311        118,081       137,799
 Intersegment sales                                1,401            781         1,212
                                          --------------- -------------- -------------
                                                 119,712        118,862       139,011
                                          --------------- -------------- -------------
Computer Systems:
 Sales to unaffiliated customers                 188,703        173,972       161,867
 Intersegment sales                               10,611         13,958        11,252
                                          --------------- -------------- -------------
                                                 199,314        187,930       173,119
                                          --------------- -------------- -------------

Elimination of intersegment sales                (17,654)       (19,972)      (18,619)
                                          --------------- -------------- -------------
Total Net Sales                               $2,353,082     $2,338,453    $2,177,619
                                          =============== ============== =============

Segment Profit (Loss)
Staffing Services                                $53,598        $58,799       $31,179
Telephone Directory                               17,059         15,828        14,895
Telecommunications Services                        4,977         (1,168)       (2,429)
Computer Systems                                  31,676         28,447        35,801
                                          --------------- -------------- -------------
Total segment profit                             107,310        101,906        79,446

General corporate expenses                       (39,770)       (43,350)      (38,839)
                                          --------------- -------------- -------------
Total Operating Profit                           $67,540        $58,556       $40,607
                                          =============== ============== =============

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

                                                       October 28,         October 29,
                                                              2007                2006
                                                   --------------- -------------------
                                                            (In thousands)

Assets:
Staffing Services                                         $485,500            $457,204
Telephone Directory                                         48,937              50,442
Telecommunications Services                                 75,532              38,800
Computer Systems                                           220,309             138,625
                                                   --------------- -------------------
                                                           830,278             685,071
Cash, investments and other corporate assets                 9,873              14,050
                                                   --------------- -------------------
Total assets                                              $840,151            $699,121
                                                   =============== ===================

Sales to external customers and assets of the Company by geographic area are as follows:

                                                           Year Ended
                                          --------------------------------------------
                                              October 28,    October 29,   October 30,
                                                     2007           2006          2005
                                          --------------------------------------------
                                                         (In thousands)
Sales:
 Domestic                                      $2,195,060     $2,207,853    $2,058,661
 International, principally Europe                158,022        130,600       118,958
                                          --------------- -------------- -------------
                                               $2,353,082     $2,338,453    $2,177,619
                                          =============== ============== =============

                                                    Year Ended
                                          --------------------------------
                                              October 28,      October 29,
                                                     2007             2006
                                          --------------------------------

                                                  (In thousands)
Assets:
 Domestic                                        $712,649         $602,575
 International, principally Europe                127,502           96,546
                                          --------------- ----------------
                                                 $840,151         $699,121
                                          =============== ================

In fiscal 2007, the Telecommunications Services segment's sales to two customers accounted for approximately 33% and 15% of the total sales of that segment; the Computer Systems segment's sales to two customers accounted for approximately 25% and 17% of the total sales of that segment and the Staffing Services segment's sales to one customer accounted for approximately 13% of the total sales of that segment. In fiscal 2007, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 11% of the Company's consolidated net sales of $2.4 billion and 7% of the Company's consolidated gross billings of $3.5 billion under a number of different contracts. The difference between net sales and gross billings is the Company's associate vendor costs, which are excluded from sales due to the Company's relationship with the customers and the Company's associate vendors, who have agreed to

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

be paid subject to receipt of the customers' payment to the Company. Revenue for these services is recognized net of associated vendor costs in the period the services are rendered. The Company believes that gross billing is a meaningful measure, which reflects actual volume by the customers.

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

The loss of one or more of these customers, unless the business is replaced by the segment, could result in an adverse effect on the results of that segment's business.

Capital   expenditures  and  depreciation  and  amortization  by  the  Company's operating segments are as follows:


                                                                Year Ended
                                        ---------------------------------------------------------
                                               October 28,        October 29,        October 30,
                                                      2007               2006               2005
                                        ------------------  -----------------  ------------------
                                                              (In thousands)
Capital Expenditures:
   Staffing Services                               $12,508            $10,513            $17,061
   Telephone Directory                               1,813                394                151
   Telecommunications Services                       3,351              1,781              2,973
   Computer Systems                                 11,725              7,450              6,520
                                        ------------------  -----------------  ------------------
      Total segments                                29,397             20,138             26,705
   Corporate                                         2,009              2,227              1,806
                                        ------------------  -----------------  ------------------
                                                   $31,406            $22,365            $28,511
                                        ==================  =================  ==================

Depreciation and Amortization (a):
   Staffing Services                               $12,719            $12,046            $10,399
   Telephone Directory                               1,919              1,886              1,848
   Telecommunications Services                       1,952              1,402              1,771
   Computer Systems                                 16,310             13,309              9,840
                                        ------------------  -----------------  ------------------
     Total segments                                 32,900             28,643             23,858
   Corporate                                         5,321              6,204              5,745
                                        ------------------  -----------------  ------------------
                                                   $38,221            $34,847            $29,603
                                        ==================  =================  ==================

     (a) Includes depreciation and amortization of property, plant and equipment for fiscal years 2007, 2006 and 2005 of $33.3 million, $31.0 million and $28.5 million, respectively, of which $11.6 million, $11.6 million and $11.3 million, respectively, relate to the depreciation of capitalized software.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE M--Employee Benefits

The Company has various savings plans that permit eligible employees to make contributions on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. In January 2000, the Company amended the savings plan for permanent employees to provide a Company contribution in the form of a 50% match of the first 3% of salary contributed by eligible participants. For participants with less than five years of service, the Company's matching contributions vest at 20% per year over a five-year period. Company contributions to the plan are made semi-annually. Under the plan, the Company's contributions of $2.0 million, $1.8 million and $1.7 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, were accrued and charged to compensation expense.

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

Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At October 28, 2007, the Company had no outstanding foreign currency option contracts.

Restricted cash at October 28, 2007 and October 29, 2006 included $25.5 million and $30.7 million, respectively, to cover obligations that were reflected in accounts payable at that date. These amounts primarily related to certain contracts with customers, for whom the Company manages the customers' alternative staffing requirements, including the payments to associate vendors.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE O--Leases

The  future  minimum  rental   commitments  as  of  October  28,  2007  for  all
non-cancelable operating leases were as follows:

       Fiscal Year           Total    Office Space      Equipment
---------------------       -------   ------------      ---------
                             (In thousands)

        2008                $19,702        $19,565           $137
        2009                 14,132         14,082             50
        2010                  8,353          8,336             17
        2011                  4,477          4,477              -
        2012                  2,381          2,381              -
        Thereafter            4,769          4,769              -
                            -------   ------------      ---------
                            $53,814        $53,610           $204
                            =======   ============      =========

Many of the leases also require the Company to pay and contribute to property taxes, insurance and ordinary repairs and maintenance.

Rental expense for all operating leases for fiscal years 2007, 2006 and 2005 was $31.8 million, $31.6 million and $29.9 million, respectively.

NOTE P--Related Person Transactions

During fiscal 2007, 2006 and 2005, the Company paid or accrued $1.6 million, $0.9 million and $0.8 million, respectively, to the law firms of which Lloyd Frank, a director of the Company, is and was of counsel, for services rendered to the Company and expenses reimbursed.

In October 2006, the Company purchased 300,000 shares of common stock from the Estate of William Shaw, the former CEO of the Company, at a price of $26.50 per share, for a total of $7,950,000. The Company intends to use these shares to fund awards under the Volt Information Sciences, Inc. 2006 Incentive Stock Plan. The shares were purchased at a price below the price at which the Company's common stock was then being traded on the New York Stock Exchange (the low trade for the day was $26.63 and the high trade was $27.23). The decision to make the purchase was made the Board of Directors, which delegated the negotiation of the purchase price to senior management of the Company. The funds were transferred in November 2006 and the transaction is complete.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE Q--Subsequent Events


On December 18, 2007, the Company granted to employees (i) 236,750 restricted stock units and (ii) non-qualified stock options to purchase 154,496 shares of the Company's common stock at $13.32 per share. The grants were made under the Volt Information Sciences, Inc. 2006 Stock Incentive Plan. If certain net income targets are met in fiscal years 2007 through 2011, the restricted stock units begin to vest over a five-year period through 2016. Similarly, if net income targets are met in fiscal years 2008 through 2012, substantially all the stock options will vest over a four-year period and expire on December 17, 2017.

In December, 2007 and through January 4, 2008, the Company purchased 353,596 shares of common stock on the open market at an average price of $18.14 per share for a total of $6.4 million. The Company intends to use these treasury shares to fund awards under the Volt Information Sciences, Inc. 2006 Stock Incentive Plan and for other corporate purposes.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE R--Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the fiscal years ended October 28, 2007 and October 29, 2006. Each quarter contained thirteen weeks.

                                                Fiscal 2007 Quarter
                                 -------------------------------------------------
                                       First      Second      Third       Fourth
                                     ---------   ---------   ---------   ---------
                                        (In thousands, except per share data)

Net sales                             $548,799    $568,202    $610,465    $625,616
                                     =========   =========   =========   =========
Gross profit                           $35,717     $46,701     $51,409     $74,539
                                     =========   =========   =========   =========
Net  income                               $727      $6,393      $9,117     $23,095
                                     =========   =========   =========   =========
  Net  income-basic                      $0.03       $0.28       $0.40       $1.03
                                     =========   =========   =========   =========
  Net income-diluted                     $0.03       $0.28       $0.40       $1.03
                                     =========   =========   =========   =========


                                                Fiscal 2006 Quarter
                                 -------------------------------------------------
                                       First      Second      Third       Fourth
                                     ---------   ---------   ---------   ---------
                                        (In thousands, except per share data)

Net sales                             $549,508    $593,811    $584,914    $610,220
                                     =========   =========   =========   =========
Gross profit                           $34,041     $49,438     $49,186     $57,965
                                     =========   =========   =========   =========
Net (loss) income                        ($377)     $9,110      $8,353     $13,564
                                     =========   =========   =========   =========
  Net (loss) income-basic               $(0.02)      $0.39       $0.36       $0.58
                                     =========   =========   =========   =========
  Net (loss) income-diluted             $(0.02)      $0.39       $0.36       $0.57
                                     =========   =========   =========   =========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 28, 2007 (the "Evaluation"). Based upon the Evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this annual report was being prepared.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the Company's internal control over financial reporting using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal - Integrated Framework Management, and under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of October 28, 2007 and concluded that it is effective.

The Company acquired LSSi Corp. ("LSSi") in September 2007, and has excluded LSSi from its assessment of, and conclusion on, the effectiveness of the Company's internal control over financial reporting. LSSi accounted for 10% and 21% of total and net assets, respectively, as of October 28, 2007 and less than 1% of both revenues and net income for the year then ended.

The Company independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company's internal control over financial reporting and management's assessment of the effectiveness of such controls as of October 28, 2007, as stated in their report which is included herein.

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders of Volt Information Sciences, Inc.


We have audited Volt Information Sciences, Inc. and subsidiaries' internal control over financial reporting as of October 28, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Volt Information Sciences Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LSSi Corp., which is included in the 2007 consolidated financial statements of Volt Information Sciences, Inc. and subsidiaries and constituted 10% and 21% of total and net assets, respectively, as of October 28, 2007 and less than 1% of both revenues and net income for the year then ended. Our audit of internal control over financial reporting of Volt Information Sciences, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of LSSi Corp.

In our opinion, Volt Information Sciences, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 28, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of October 28, 2007 and October 29, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 28, 2007 and our report dated January 10, 2008 expressed an unqualified opinion thereon.





/s/ Ernst & Young LLP


New York, New York

January 10, 2008

ITEM 9B. OTHER INFORMATION

    None.

                                    PART III


The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company's Proxy Statement for the Company's 2008 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended October 28, 2007 and is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company's executive officers which follows Item 4 in this Report and the information as to the Company's equity compensation plans contained in the last paragraph of Item 5 in this Report are incorporated by reference into Items 10 and 12, respectively, of this Report.



                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1).    Financial Statements

             The following consolidated financial statements of Volt Information
             Sciences, Inc. and subsidiaries are included in Item 8 of this
             Report:
                                                                                                                  Page
                                                                                                                  ----

             Consolidated Balance Sheets--October 28, 2007 and October 29, 2006                                     61

             Consolidated Statements of Operations--Years ended October 28, 2007,
                  October 29, 2006 and October 30, 2005                                                             62

             Consolidated Statements of Stockholders' Equity--Years ended October 28, 2007,
                  October 29, 2006 and October 30, 2005                                                             63

             Consolidated Statements of Cash Flows--Years ended October 28, 2007,
                  October 29, 2006 and October 30, 2005                                                             64

             Notes to Consolidated Financial Statements                                                             66


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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

 Column A                                   Column B         Column C                  Column D         Column E
----------                                  --------         --------                  --------         --------

                                                              Additions
                                                      -------------------------
                                         Balance at   Charged to   Charged to                           Balance at
                                           Beginning   Costs and      Other                              End of
                                          of Period    Expenses     Accounts           Deductions        Period
                                          ---------    --------     --------           ----------        -------
                                                                    (In thousands)

Year ended October 28, 2007
  Deducted from asset accounts:
  Allowance for uncollectable accounts         $7,491      $1,974                      $4,229(a,b)      $5,236
  Work in process inventory reserve             4,518        (92)                                        4,426
  Allowance for deferred tax assets             2,258                                     732(c)         1,526
  Unrealized gain on marketable
   securities                                    (87)                     $(61)(d)                       (148)

Year ended October 29, 2006
  Deducted from asset accounts:
  Allowance for uncollectable accounts         $7,527      $4,003                      $4,039(a,b)      $7,491
  Inventory reserve                             2,864       1,654                                        4,518
  Allowance for deferred tax assets             4,760                                   2,502(c)         2,258
  Unrealized gain on marketable
   securities                                   (101)                       $14(d)                        (87)

Year ended October 30, 2005
  Deducted from asset accounts:
  Allowance for uncollectable accounts        $10,210      $3,838                      $6,521(a,b)      $7,527
  Work in process inventory reserve               157       2,707                                        2,864
  Allowance for deferred tax assets             3,948                      $812(c)                       4,760
  Unrealized gain on marketable
   securities                                    (60)                      (41)(d)                       (101)


(a) -- Includes write-off of uncollectable accounts.
(b) -- Includes foreign currency translation gain of $119 in 2007, loss of $7 in 2006 and gain of $91 in 2005, respectively.
(c) -- Charge or credit to income tax provision.
(d) -- Charge (credit) to stockholders' equity.

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

3.2 Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Department of State of New York on April 10, 2007. (Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 11, 2007, File No. 1-9232).

3.3 By-Laws of the Company. (Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 26, 2007, File No. 1-9232).

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

4.1(g) Second Amended and Restated Credit Agreement, dated as of April 11, 2005 among Volt Information Sciences, Inc. and Gatton Volt Consulting Group Limited, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative agent. (Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 19, 2005, File No. 1-9232).

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

Exhibit       Description
-------       -----------

4.1(j) Consent, dated as of July 31, 2007, to the Second Amended and Restated Credit Agreement dated as of April 11, 2005. (Exhibit 4.1(n) to the Company's Current Report on Form 8-K dated August 3, 2007, File No. 1-9232).

4.1(k)* Waiver, dated as of December 18, 2007 to the Second Amended and Restated Credit Agreement dated as of April 11, 2005.

4.1(l) Credit Agreement dated as of December 19, 2006 among Volt Delta Resources, LLC, the lenders party thereto and Wells Fargo Bank N.A., as administrative agent (Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 22, 2006, File No. 1-9232).

4.1(m) Guarantee and Collateral Agreement dated as of December 19, 2006 made by each grantor thereto in favor of Wells Fargo Bank N.A., as administrative agent for all lenders party to the Credit Agreement (Exhibit 99.2 to the Company's Current Report on Form 8-K dated December 22, 2006, File No. 1-9232).

4.1(n) Amendment No. 1, dated as of August 1, 2007, to the Credit Agreement, dated as of December 19, 2006. (Exhibit 4.1(l) to the Company's Current Report on Form 8-K dated August 3, 2007, File No. 1-9232).

4.1(o) Form of Revolving Notes under the Credit Agreement, dated as of December 19, 2006. (Exhibit 4.1(n) to the Company's Current Report on Form 8-K dated August 3, 2007, File No. 1-9232).

10.1+ 1995 Non-Qualified Stock Option Plan, as amended. (Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1998, File No. 1-9232).

10.2+         The Volt  Information  Sciences,  Inc. 2006 Incentive  Stock Plan.
              (Exhibit A to the Company's Proxy Statement on Form 14-A dated February 28, 2007, File No. 1-9232).

10.2(a)+ Form of Restricted Stock Agreement for Non-Employee Directors. (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2007, File No. 1-9232).

10.2(b)+ Form of Restricted Stock Unit Agreement (Option 1). (Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 26, 2007, File No. 1-9232).

10.2(c)+ Form of Restricted Stock Unit Agreement (Option 2). (Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 26, 2007, File No. 1-9232).

10.2(d)+ Form of Non-Qualified Stock Option Agreement. (Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 26, 2007, File No. 1-9232).

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

Exhibit       Description
-------       -----------

10.4(b)+ Undertaking dated August 5, 2005 from Thomas Daley to the Company (Exhibit 10.4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2005, File No. 1-9232).

10.4(c)+ Amendment No. 1 dated as of April 6, 2006, to the Employment Agreement made and entered into on or about August 25, 2004 between the Company and Thomas Daley (Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 10, 2006, File No. 1-9232)

10.4(d)+ Employment Agreement entered on March 16, 2006 between the Company and Jack Egan (Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 22, 2006, File No. 1-9232)

10.4(e)+ Employment Agreement entered on May 26, 2006 between the Company and Ludwig M. Guarino (Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 31, 2006, File No. 1-9232)

10.5(a)+ Form of Indemnification Agreement (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2005, File No. 1-9232).

10.5(b)+ Form of Indemnification Agreement (Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2006, File No. 1-9232).

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

                                        VOLT INFORMATION SCIENCES, INC.

Dated:      New York, New York          By: /s/Steven A. Shaw
            January 11, 2008               ------------------
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

Signature                                   Title                                                 Date
---------                                   -----                                                 ----

/s/Steven A, Shaw                           President, and Chief Executive Officer                January 11, 2008
------------------------------
Steven A. Shaw

/s/Jack Egan                                Senior Vice President                                 January 11, 2008
------------------------------              (Principal Financial Officer)
Jack Egan

/s/Lloyd Frank                              Director                                              January 11, 2008
------------------------------
Lloyd Frank

/s/Theresa A. Havell                        Director                                              January 11, 2008
------------------------------
Theresa A. Havell

/s/Mark N. Kaplan                           Director                                              January 11, 2008
------------------------------
Mark N. Kaplan

/s/Bruce G. Goodman                         Director                                              January 11, 2008
------------------------------
Bruce G. Goodman

/s/William H. Turner                        Director                                              January 11, 2008
------------------------------
William H. Turner

/s/Deborah Shaw                             Director                                              January 11, 2008
------------------------------
Deborah Shaw