Form 10-K/A
period 2007-10-28
VOLT INFORMATION SCIENCES, INC.
filed 2008-02-25
CIK 103872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 28, 2007
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________________________ to ______________________
Commission file number: 1-9232

VOLT INFORMATION SCIENCES, INC.
(Exact Name of Registrant as Specified in Its Charter)
New York	13-5658129
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

560 Lexington Avenue, New York, New York (Address of Principal Executive Offices)	10022__ (Zip Code)

Registrant’s Telephone Number, Including Area Code:	(212) 704-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.10 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large Accelerated Filer ☐   Accelerated Filer ☒ Non-Accelerated Filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $325 million, based on the closing price of $25.10 per share on the New York Stock Exchange on April 27, 2007 (the last business day of the registrant’s fiscal second quarter). Shares of common stock held beneficially by executive officers and directors and their spouses and the registrant’s Savings Plan, have been excluded, without conceding that all such persons or plans are “affiliates” of the registrant).

The number of shares of common stock outstanding as of January 4, 2008 was 23,480,103.

DOCUMENTS INCORPORATED BY REFERENCE: None

1

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Company’s annual report on Form 10-K for the year ended October 28, 2007, originally filed on January 11, 2008 (the “Original Filing”). The Company is filing the Amendment to include the information required by Part III and not included in the Original Filing as the Company will not file its definitive proxy statement within 120 days of the end of its fiscal year ended October 28, 2007. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors presently consists of seven directors, divided into two classes. The terms of office of Class I and Class II directors expire at the 2008 and 2009 Annual Meetings of Shareholders, respectively. At each annual meeting, directors are chosen to succeed those in the class whose term expires at that annual meeting to serve for a term of two years each and until their respective successors are elected and qualified. Each of the present directors of the Company was elected by the Company’s shareholders.

Directors

Class I

LLOYD FRANK, 82, has been a director of the Company since March 2000. He has been Of Counsel to the law firm of Troutman Sanders LLP since April 2005, and was counsel to the law firm of Jenkens & Gilchrist Parker Chapin LLP from January 2005 to April 2005 and, from January 1977 until that time, was a partner in that firm (and its predecessor, Parker Chapin LLP). Mr. Frank is also a director of Dryclean USA, Inc. and Park Electrochemical Corp.

BRUCE G. GOODMAN, 59, has been a director of the Company since May 2000. He has been a partner of the law firm of Hinckley, Allen & Snyder LLP since April 1995.

MARK N. KAPLAN, 78, has been a director of the Company since April 1991. He has been Of Counsel to the law firm of Skadden, Arps, Slate, Meagher & Flom LLP since 1999 and, from October 1979 until that time, was a partner in that firm. Mr. Kaplan is also a director of American Biltrite, Inc., Autobytel Inc., Congoleum Corporation and DRS Technologies, Inc.

STEVEN A. SHAW, 48, has been President and Chief Executive Officer of the Company since March 2006, and Chief Operating Officer of the Company since March 2005. He served as co-Chief Executive Officer of the Company from September 2005 until March 2006, as Executive Vice President of the Company from March 2005 until March 2006 and as Senior Vice President of the Company from November 2000 until March 2005. He has been employed by the Company in executive capacities since November 1995.

Class II

THERESA A. HAVELL, 61, has been a director of the Company since April 2004. She has been President and Chief Executive Officer of Havell Capital Management LLC (a money management company) since 1996. Prior to 1996, Ms. Havell was a Partner, Member of Executive Committee, Director and Chief Investment Officer of the Fixed Income Group of NeubergerBerman.

DEBORAH SHAW, 53, has been a director of the Company since August 2006. Dr. Shaw is and has been a clinical psychologist with a private practice in Los Angeles, California for more than the past five years.

WILLIAM H. TURNER, 68, has been a director of the Company since August 1998. He was founding Dean at Stony Brook University School of Business from February 2004 to December 2007 and prior thereto was Senior Partner of Summus Ltd., a consulting firm, from October 2002 to February 2004. From September 1999 until his retirement in September 2002, and, from August 1997 to August 1999, he was President of PNC Bank, New Jersey. From October 1996 to July 1997, he was President and Chief Executive Officer of Franklin Electronic Publishers, Inc. (a designer and developer of hand-held electronic information products) and, from February 1991 to September 1996, he was Vice Chairman of The Chase Manhattan Bank and its predecessor, Chemical Banking Corporation. He is also a director of Amerprise, Inc., Franklin Electronic Publishers, Inc., New Jersey Resources Corp. and Standard Motor Products, Inc.

Executive Officers

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

Steven A. Shaw is the son of Jerome Shaw. Deborah Shaw, a director of the Company, is the cousin of Steven A. Shaw and the niece of Jerome Shaw. Bruce G. Goodman, a director of the Company, is the husband of Deborah Shaw’s sister, Linda Shaw. Deborah Shaw and her sister are co-executors of the Estate of William Shaw. William Shaw was Jerome Shaw’s brother and a founder of the Company, and was President and co-Chief Executive Officer of the Company at the time of his death in March 2006. There are no other family relationships among the executive officers or directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations thereunder require the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s Common Stock, to file initial reports of ownership, and reports of changes of ownership, of the Company’s equity securities with the SEC and furnish copies of those reports to the Company. Based solely upon a review of the copies of the reports furnished to the Company to date and representations that no reports were required, the Company believes that all reports required to be filed by such persons with respect to the Company’s fiscal year ended October 28, 2007 were timely filed except that Deborah Shaw, Linda Shaw, Bruce Goodman and Mark Kaplan each filed one late Form 4, Mr. Kaplan’s being one day late.

Corporate Governance

The Company’s business and affairs are managed and under the direction of the Board of Directors. Members of the Board of Directors are kept informed of the Company’s business through discussions with the Company’s Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. The Company has an Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.

The Board of Directors met 10 times during the fiscal year ended October 28, 2007 (“fiscal 2007”). Each incumbent director attended at least 75% of the meetings of the Board of Directors and Committees on which he or she served which were held during fiscal 2007.

Shareholder Communications with the Board of Directors

Shareholders and interested parties may communicate directly with the Board of Directors by sending communications to the Board of Directors, c/o Howard B. Weinreich, General Counsel & Senior Vice President, Volt Information Sciences, Inc., 560 Lexington Avenue, New York, NY 10022-2928. Mr. Weinreich will forward all such communications directly to the Board of Directors.

Code of Business Conduct and Corporate Governance Guidelines

The Company has a Code of Business Conduct and Ethics and corporate governance guidelines. Copies of the Company’s Code of Business Conduct and Ethics, other significant corporate policies and all committee charters are available at the Company’s website: in the Investor Relations/Corporate Governance Section. Copies of these documents are also available without charge upon request to Volt Information Sciences, Inc., 560 Lexington Avenue, New York, New York 10022-2928, 212-704-2400, Attention: Shareholder Relations

Compliance with New York Stock Exchange Corporate Governance Guidelines

On April 25, 2007, Steven A. Shaw, as the Chief Executive Officer of the Company, certified to the New York Stock Exchange, on which the Company’s Common Stock is listed, that, as of the date of his certification, he was unaware of any violation by the Company of the New York Stock Exchange’s corporate governance listing standards.

Nominating/Corporate Governance Committee

The Company’s Nominating/Corporate Governance Committee consists of Lloyd Frank, Theresa A. Havell, Mark N. Kaplan and William H. Turner, each of whom meets the independence requirements for Nominating/Corporate Governance Committee membership under the listing standards of the New York Stock Exchange. Ms. Havell serves as chair of the Nominating/Corporate Governance Committee. The Nominating/Corporate Governance Committee met twice during the past fiscal year.

The responsibilities of the Nominating/Corporate Governance Committee include: identifying, evaluating and recommending to the Board prospective nominees for Director; reviewing the Company’s corporate governance policies and making recommendations to the Board from time to time regarding matters of corporate governance; and reviewing the performance of the Board and its members. The Nominating/Corporate Governance Committee has not established a formal process to identify and evaluate prospective nominees for Director. Copies of the Company’s Nominating/Corporate Governance Committee Charter and Corporate Governance Guidelines are available at the Company’s website: in the Investor Relations/Corporate Governance Section.
Stockholders may submit names of qualified candidates for director, along with detailed information on their backgrounds, to the Company’s Secretary for referral to the Nominating/Corporate Governance Committee for consideration.

Audit Committee

The Audit Committee consists of Theresa A. Havell, Mark N. Kaplan and William H. Turner, each of whom is financially literate and meets the current independence requirements for Audit Committee membership under the rules of the Securities and Exchange Commission the (the “SEC”) and the listing standards of the New York Stock Exchange. The Board of Directors has determined that Mark N. Kaplan is an “audit committee financial expert” within the meaning of the applicable SEC rules and possesses accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange. This determination is based on Mr. Kaplan’s relevant experience as Chief Executive Officer of an investment banking firm, Chief Operating Officer of a public company, former Chairman and now a member of the Audit Committee of The City of New York and as Co-Chair of the Audit Advisory Committee of the Board of Education of The City of New York. The specific functions and responsibilities of the Audit Committee are set forth in a written charter of the Audit Committee adopted by the Board of Directors, which gives the Audit Committee sole authority to retain and dismiss the independent registered public accounting firm, to pre-approve all audit services, to approve the fees of the independent registered public accounting firm and to perform periodic reviews of the performance and independence from management of the independent registered public accounting firm, and grants the Audit Committee the authority to fulfill its obligations under SEC and New York Stock Exchange requirements. Mark N. Kaplan, Chairman of the Audit Committee, has been designated by the Audit Committee to approve non-audit services to be performed by the independent registered public accounting firm. The Audit Committee reviews and reassesses its charter annually and recommends any changes to the Board of Directors for approval. A copy of the Audit Committee Charter is available at the Company’s website: in the Investor Relations/Corporate Governance Section.  The Audit Committee met seven times during fiscal 2007.

Item 11. Executive Compensation

Compensation Committee

The Company’s Compensation Committee consists of Lloyd Frank, Theresa A. Havell, Mark N. Kaplan and William H. Turner, each of whom meets the independence requirements for Compensation Committee membership under the listing standards of the New York Stock Exchange. Mr. Turner serves as chair of the Compensation Committee. The Compensation Committee met five times during fiscal 2007.
The specific functions and responsibilities of the Compensation Committee are set forth in a written charter adopted by the Board of Directors which gives the Compensation Committee authority to approve and evaluate the director and officer compensation plans, policies and programs of the Company. A copy of the Compensation Committee’s charter is available at the Company’s website: in the Investor Relations/Corporate Governance Section.

Compensation Discussion and Analysis

Executive Compensation Objectives

Our executive compensation program is designed to meet three principal objectives:

 ☐     Attract, retain and reward executive officers who contribute to our long-term success;

 ☐     Align compensation with short- and long-term business results; and

 ☐     Motivate and reward high levels of team and individual performance.

These objectives collectively seek to link executive officer compensation to our overall performance, which helps to align the interests of our executives with the interests of our shareholders.

Components of Executive Compensation

The principal components of compensation for our Chief Executive Officer, who we refer to as our “CEO”, and our other Named Executive Officers (as referred to below) are:

☐     Base salary;

☐     Performance-based annual cash bonuses; and

☐     Long-term equity incentives.

Throughout this Compensation Discussion and Analysis, which we refer to as the “CDA”, we refer to the sum of base salary, performance-based annual cash bonuses and long-term equity incentives as “total compensation” and we refer to the sum of base salary and performance-based annual cash bonuses as “total cash compensation.” As discussed in more detail below, the Compensation Committee fixes the total compensation of the CEO. The CEO fixes the total cash compensation of the other Named Executive Officers, and the Compensation Committee awards long-term equity incentives to the other Named Executive Officers on the recommendation of the CEO. In each case, emphasis is placed on all of these three components rather than any one component because of their combined potential to influence Named Executive Officers’ performance.

The Compensation Committee determined the total compensation for the CEO for fiscal 2007. The Compensation Committee’s decision regarding CEO compensation during our 2007 fiscal year was based primarily upon its assessment of the CEO’s performance, an analysis of other CEOs’ compensation and the CEO’s potential to enhance long-term shareholder value. The Committee relied upon its judgment in making its decisions and not upon guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation elements for the CEO. Key factors that the Compensation Committee considered included the nature and scope of the CEO’s responsibilities, his effectiveness in conducting our business and leading initiatives to increase earnings per share, return on net assets, customer satisfaction and growth, and creating a culture of integrity and compliance with applicable law and our ethics policies.

For benchmarking purposes, the Committee reviewed (a) peer group information about the CEO’s compensation levels at companies with similar revenue levels that compete with us in the Staffing Solutions Segment for business and executive talent and (b) a peer group based on revenue level and ranking in the Fortune 1000, which two peer groups we refer to as “company peer groups” and (c) a survey of CEO compensation in business services and all industries for companies with a number of employees similar to that of our number whose CEO is based in New York, N.Y. which is where our executive office is located. This information was compiled by our Human Resources Department, the head of which is an executive officer but not a Named Executive Officer. Additional information about the company peer groups is provided below under the heading “The Compensation Committee’s Processes—Benchmarking.”

The Committee understands that the CEO, in determining the cash compensation of the other Named Executive Officers, similarly bases his decision primarily upon his assessment of the individual officers’ performance and potential to enhance long-term shareholder value. The Committee understands that the CEO also relies upon his judgment in making his decisions and not upon guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation elements for the other Named Executive Officers. In determining the long-term equity incentives to be awarded to the other Named Executive Officers, the Compensation Committee considers the CEO’s recommendation, the Named Executive Officer’s cash compensation, the nature and scope of the Named Executive Officer’s responsibilities and his individual performance.

Base Salary

Base salary is the fixed component of an executive’s annual cash compensation. In each case, it is fixed with the goal of retaining talented long-term executives and adequately compensating and rewarding them for services. The Compensation Committee has not set a base salary for the CEO at any fixed level as against comparable positions, but instead considers the CEO’s compensation each year based on all of the factors described in this report. The CEO similarly has not set a base salary for the other Named Executive Officers at any fixed level as against comparable positions, but instead considers each individually, based on all the factors discussed in this CDA. Changes in base salary are typically considered based on individual performance, as well as in the event of promotion or change in responsibilities. Certain Named Executive Officers are parties to employment agreements with the Company which provide for minimum base salaries. Further information is provided under “Related Policies and Considerations – Employment, Termination of Employment and Change in Control Agreements”.

In December 2007, the Compensation Committee reviewed the base salary of the CEO based on his performance during our 2007 fiscal year. During our 2008 fiscal year, the CEO will review the base salary of the other Named Executive Officers based on their performance during our 2007 fiscal year.

We do not use the services of an independent compensation advisor, but instead rely on reports generated by the Human Resources Department, the head of which is also an executive officer whose compensation is set by the CEO, but is not a Named Executive Officer. The Compensation Committee, as to the CEO, and the Committee understands that the CEO, as to the other Named Executive Officers, believe that the peer group information prepared by the Human Resources Department is appropriate and furnishes sufficient information for each of them to make the determinations reported in this CDA.

The review process for fiscal year 2008 began when the Human Resources Department prepared the peer group information which was furnished to the Compensation Committee in December 2007. At a meeting of the Compensation Committee held on December 18, 2007, the Committee reviewed the peer group information, together with the results of operations for fiscal 2007 and the performance of the CEO during the 2007 fiscal year. The Committee determined to increase the CEO’s base salary from $520,000 to $575,000. The Committee’s decision with respect to Mr. Shaw’s salary increase reflected considerations of his base salary position relative to the peer groups, the relationship between his salary and the base salaries of the other Named Executive Officers and other executives and our results of operations for fiscal 2007.

Annual Cash Bonus

The determination as to the annual cash bonus for the CEO is made by the Compensation Committee based on an assessment of his performance during the prior fiscal year and the determination as to the annual cash bonus of the other Named Executive Officers is made by the CEO using the same criteria.

The annual cash bonus provides cash incentives for our Named Executive Officers to focus on annual financial and operating results. The Committee and the CEO, as the case may be, rely upon judgment and not upon guidelines or formulas or short-term changes in our stock price in determining the amount, if any, of the annual cash bonus. Key factors that are considered include our performance during the prior fiscal year, the individual performance of the Named Executive Officer during the prior fiscal year and, for the CEO, the peer group information referred to in this CDA.

Actual cash bonus payments for fiscal 2007 are set forth in the Summary Compensation Table for fiscal 2007 on page 14.

Long-Term Equity Incentives

Our long-term equity incentives reward the achievement of long-term business objectives that benefit our shareholders and help us retain a successful and tenured management team. Our executive compensation program has utilized equity components to meet its objectives. Our 1995 Option Plan expired in 2005 and some options granted under the 1995 Plan continue until 2014. On September 6, 2006, our Board of Directors unanimously adopted the Volt Information Sciences, Inc. 2006 Incentive Stock Plan which was amended and restated on January 8, 2007, which we refer to as the “Incentive Plan”. The Incentive Plan was approved by our shareholders at our annual meeting of shareholders held on April 5, 2007.

On December 18, 2007, the Compensation Committee approved grants of non-qualified stock options, which we refer to as “Options”, to certain Named Executive Officers, to purchase shares of our common stock, par value $.10 per share, which we refer to as “Common Stock", at a price of $13.32 per share, representing the closing price of our Common Stock as reported on the New York Stock Exchange on December 18, 2007, which the Compensation Committee determined in accordance with the provisions of the Incentive Plan to be the fair market value of our Common Stock on the date of grant. In addition, the Compensation Committee approved grants to certain Named Executive Officers of restricted stock units, which we refer to as RSUs, which will be settled in Company Common

Stock at the rate of one share for each RSU, if earned and vested. The Options and RSUs were granted for the purpose of more closely aligning the interests of the grantees with the interests of our shareholders and providing an increased incentive for those individuals to work for our long-term success. The Named Executive Officers who received Options and/or RSUs are identified below.

Name	Restricted Stock Units			Stock Options
	Group 1	Group 2	Total
Steven A. Shaw President and Chief Executive Officer	10,000	10,000	20,000	20,000
Howard B. Weinreich Senior Vice President and General Counsel	3,000	4,500	7,500	3,000
Jack Egan Senior Vice President and Chief Financial Officer	3,000	4,500	7,500	3,000
Thomas Daley Senior Vice President	1,500	4,500	6,000	3,000

Provisions Relating to RSUs

As indicated above, the RSUs were granted in two groups. In the case of Group 1, if a certain performance goal is met, the RSUs awarded will be considered earned in full, but if the performance goal is not met, RSUs awarded will be forfeited. The Group 1 performance goal will be met if our aggregate net income for fiscal 2007 through our fiscal year 2011 (with the performance period being the five-year period from the beginning of fiscal 2007 through the end of our fiscal year 2011) equals or exceeds the target net income. Aggregate net income and target net income are determined without the effect of discontinued operations and dispositions of business segments, non-recurring items, material extraordinary items that are both unusual and infrequent, special charges, and/or accounting changes and as determined in accordance with generally accepted accounting principles applied in the United States of America, as reported in our annual report to shareholders and as the same may be adjusted for any earnings restatement. Target net income is a cumulative projected net income amount for the Performance Period equal to our net income for our fiscal year ended October 29, 2006 increased for each year in the performance period at the target compound annual growth rate, which we refer to as the “Target Growth Rate”, determined as provided in the RSU award agreements. The Group 1 performance goal was set at the Target Growth Rate of 10% per year. Thus, if aggregate net income for our 2007-2011 fiscal years equals or exceeds $205.8 million which is the Group 1 target net income, the Group 1 RSUs will be considered earned in full, subject to vesting and forfeiture provisions.

Group 2 RSUs have the same terms as those of Group 1, except that if our performance falls short of the Group 2 performance goal but exceeds a certain minimum performance threshold, one-half of the Group 2 RSUs will be considered earned and the balance will be forfeited. The Group 2 performance goal and the minimum performance threshold were set at target growth rates of 20% and 15%, respectively. Thus, if our aggregate net income for our 2007-2011 fiscal years equals or exceeds $273.7 million which is the Group 2 target net income, the Group 2 RSUs will be considered earned in full, subject to vesting, forfeiture and pro-ration provisions in the award agreement. If our aggregate net income for our 2007-2011 fiscal years equals or exceeds $237.7 million which is the Group 2 minimum performance threshold (but not $273.7 million which is the Group 2 target net income), one-half of the Group 2 RSUs will be considered earned, subject to vesting, forfeiture and pro-ration provisions in the award agreement, and the other one-half will be forfeited.

If a change in control (as defined in the Incentive Plan) occurs during the performance period, the entire RSU award (whether for Group 1 or 2) will be considered earned, subject to vesting, forfeiture and pro-ration provisions in the award agreement.

If, during the performance period and while continuously an employee, the Named Executive Officer dies, is terminated by us without cause (as defined in the award agreement) or becomes totally and permanently disabled, he may earn a time-weighted portion of the RSU based on our actual performance during the entire performance period, subject to vesting and forfeiture provisions in the award agreement. The time-weighted portion will equal the portion of the performance period that the Named Executive Officer is employed by us.

The earned portion of each RSU will vest in five equal annual installments beginning on the 15th day of the third month of our 2012 fiscal year, provided that the Named Executive Officer continues employment until the applicable date and no cause for the termination of employment exists at the applicable date. Alternatively, if the Named Executive Officer is terminated by us without cause (as defined in the award agreement) or becomes totally and permanently disabled, or if a change in control occurs prior to the full vesting of the RSU and the change in control is not a change in control for purposes of Section 409A of the Internal Revenue Code, and the Named Executive Officer does not compete with us or otherwise engage in conduct which has a material adverse effect on us, the earned portion of his RSU will vest at the date it would have vested had he remained employed by us.

If a change in control occurs and the change in control is a change in control for purposes of Section 409A of the Internal Revenue Code, or if the Named Executive Officer dies, and in either case the Named Executive Officer has not competed with us or otherwise engaged in conduct which has a material adverse effect on us, all of the earned RSUs will thereupon be considered vested.

If dividends are paid on our Common Stock prior to the settlement of the RSUs, additional RSUs, subject to the same earning, vesting and forfeiture rules as the original award, will automatically be provided in a number equal to the value of the dividend and the then value of a share of our Common Stock.

Provisions Relating to Options

The Options expire on December 17, 2017. An Option may terminate early in the following circumstances. If the Named Executive Officer ceases employment due to death or total and permanent disability, the Option will terminate one year after it becomes earned and vested. If the Named Executive Officer is terminated by us for cause, the Option immediately terminates. If the Named Executive Officer’s employment ceases at our instigation other than for cause or disability, the Option will terminate six months after it becomes earned and vested.

An Option may be exercised only if both earned and vested. The Option will be considered earned in full if the performance goal described below is met. If the performance goal is not met but our performance exceeds the minimum performance threshold described below, one-half of the Option will be considered earned and the balance will be forfeited. If our performance falls short of the minimum performance threshold, the Option will be forfeited. The performance goal and the minimum performance threshold were set at the target growth rates of 20% and 15%, respectively.

The performance goals for the Options are the same as for the Group 2 RSUs which compares aggregate net income to target net income, except that the five year performance period for determining aggregate net income is our 52-53 week fiscal year beginning October 29, 2007 through our fiscal year 2012 and the target net income is based on our net income for our fiscal year ended October 28, 2007. Thus, if our aggregate net income for the 2008-2012 fiscal years equals or exceeds $351.2 million, which is our target net income for fiscal 2007, the Option will be considered earned in full, subject to vesting, forfeiture and pro-ration provisions in the award agreement. If aggregate net income for our 2008-2012 fiscal years equals or exceeds $305.0 million which is the minimum performance threshold (but not $351.2 million which is the target net income), one-half of the Option will be considered earned, subject to vesting, forfeiture and pro-ration provisions in the award agreement, and the other one-half will be forfeited.

If a change in control (as defined in the Incentive Plan) occurs during the performance period, the entire Option award will be considered earned, subject to vesting, forfeiture and pro-ration provisions in the award agreement.

If, during the performance period and while continuously an employee, the Named Executive Officer dies, is terminated by us without cause (as defined in the award agreement) or becomes totally and permanently disabled, he may earn a time-weighted portion of the Option based on our actual performance during the entire performance period, subject to vesting and forfeiture provisions in the award agreement. The time-weighted portion will equal the portion of the performance period that the Named Executive Officer is employed by us.

The earned portion of the Option will vest in four equal annual installments beginning on the 15th day of the third month of our fiscal year 2013, provided that the Named Executive Officer continues employment until the applicable date and no cause for the termination of employment exists at the applicable date. Alternatively, if the Named Executive Officer is terminated by us without cause or becomes totally and permanently disabled and the Named Executive Officer does not compete with us or otherwise engage in conduct which has a material adverse effect on us, the earned portion of his Option will vest at the date it would have vested had he remained employed by us.

If a change in control occurs or if the Named Executive Officer dies, and in either case the Named Executive Officer has not competed with us or otherwise engaged in conduct which has a material adverse effect on us, the earned Option will be considered to be vested.

Provisions Relating to RSUs and Options

The foregoing description of RSUs and Options is a summary only and is qualified in its entirety by reference to the full text of the award agreements, as applicable, the forms of which are attached to our Form 8-K filed on December 26, 2007 with the Securities and Exchange Commission as Exhibits 10.1, 10.2 and 10.3.

The Compensation Committee believes that the specific performance objectives for the RSUs and Options are challenging, in that they exceed forecasted performance, and may be attainable only with sustained substantial effort over the five year performance period. The performance necessary to vest the performance share awards is challenging, in that it reflects aggressive (10%, 15% and 20%) levels of net income growth over the applicable five year performance period that, if achieved, will fulfill our long-range plans and can be achieved only with substantial effort. The performance necessary to vest 100% of the performance share awards is highly challenging and, if met, would represent a substantial and aggressive return on investment for our shareholders during such five year period.

The Compensation Committee believes that these RSU and Option grants, all of which are performance based, reflect our executive compensation program’s goal of linking compensation to overall Company performance and are consistent with our practice of using long-term equity incentives to reward the achievement of long-term business objectives and to help us retain a successful and tenured management team.

In deciding to award to our CEO and other Named Executive Officers the RSUs and Options reported above, the Compensation Committee considered the following additional factors:

☐     During Mr. Shaw’s term as Chief Executive Officer, our net income has increased each year.

☐     Mr. Shaw has displayed exceptional leadership during his tenure and has been instrumental to our success.

☐     The other Named Executive Officers have made major contributions to our success.

The Compensation Committee’s Processes

The Compensation Committee is comprised entirely of independent directors as determined in accordance with its charter, our Corporate Governance Guidelines and applicable NYSE rules. The Committee operates under a written charter adopted by our Board of Directors, a copy of which is available at www.volt.com in the Investor Relations/Corporate Governance Section.

Compensation Consultant

During our 2007 fiscal year, the Committee did not retain an independent advisor reporting to the Committee on executive compensation matters; instead it relied on reports generated by our Human Resources Department, the head of which is also an executive officer, but is not a Named Executive Officer. During our 2007 fiscal year, the Human

Resources Department provided advice and made recommendations on all matters pertaining to compensation of our CEO and advised the CEO and the Compensation Committee on compensation matters for other officers and non-officers as requested by management or the Committee and has provided advice and expertise to management on matters to be presented by management to the Compensation Committee. During 2007, the Human Resources Department has assisted management by providing salary survey and other market data related to executive and non-executive positions.

Benchmarking

The Compensation Committee reviews executive compensation each year based on information which is prepared by our Human Resources Department. In connection with the determination of the compensation of the CEO, the Compensation Committee evaluates the relationship of our total direct compensation relative to two different peer groups, one consisting of comparable staffing companies and one based on data from a general industry group comprised of comparable companies in the Fortune 1000. These two peer groups are comprised of the following companies:

Staffing Peer Group	Fortune 1000 Peer Group
MPS Group Inc.	Spartan Stores
AMN Healthcare Services Inc.	Georgia Gulf
Spherion Corp.	Rush Enterprises
Administaff Inc.	Quanta Services
Labor Ready Inc.	Systemax
CDI Corp.	Perot Systems
Hudson Highland Group Inc.	Kellwood Company
Kforce Inc.	Ferro Corporation
Comsys IT Partners Inc.	Rock-Tenn
Adams Resources & Energy

The Staffing Peer Group companies were selected because they have revenue levels comparable to those of our Staffing Services Segment, which represented 84% of fiscal 2007 revenues and 84% of our fiscal 2006 revenues. The Fortune 1000 Peer Group companies were selected because they had revenue levels (from $2.0 billion to $2.4 billion), which were comparable to our revenue levels for our 2006 fiscal year.

The Compensation Committee also reviewed a third party executive compensation analysis for CEOs for business services and all industries having 3,000 to 7,500 full time employees headquartered in New York, New York, for executives with comparable positions and responsibilities for the most recent fiscal year, the parameters of which were selected by our Human Resources Department.

In 2007, based on a review of 2006 fiscal year proxy data, the Committee determined that:

☐  Our CEO’s total direct compensation was at the lowest of the Staffing peer group and the second lowest of the Fortune 1000 peer group.

☐     When compared to the third-party vendor, executive compensation analysis for CEO for business services and all industries having 3,000 to 7,500 full time employees and based in New York, New York, our CEO’s total direct compensation was in the bottom quartile as compared to other CEOs in the survey.

Performance Evaluation

During the annual review of the CEO, the Board of Directors performed the annual performance evaluation of our CEO. The evaluation was based on objective criteria, including the performance of the business, accomplishment of reported goals and long-term strategic objectives and the development of management as well as subjective criteria. The evaluation is used by the Compensation Committee in determining our CEO’s compensation.

Input from Management

The head of our Human Resources Department attends Compensation Committee meetings on request to provide information and recommendations regarding our executive compensation program and among other things, presents analyses and survey data as requested by the Compensation Committee. The Committee is not bound by such recommendations. The Committee generally meets in executive sessions without any member of management present when discussing compensation matters pertaining to our CEO and other Named Executive Officers.

Related Policies and Considerations

Employment, Termination of Employment and Change-In-Control Agreements

We have entered into employment agreements with Jerome Shaw, Jack Egan and Thomas Daley. We have not entered into severance benefit agreements with any of our Named Executive Officers, except Jerome Shaw, which was entered into as of May 1, 1987.

Tax and Accounting Implications

Under Section 162(m) of the Internal Revenue Code, certain executive compensation in excess of $1 million paid to a public company’s chief executive officer, chief financial officer and three other most highly-paid Named Executive Officers is not deductible for federal income tax purposes unless the executive compensation is awarded under a performance-based plan approved by shareholders. To maintain flexibility in compensating Named Executive Officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy that all compensation must be deductible. The Committee intends, to the extent practicable, to preserve deductibility under the Internal Revenue Code of compensation paid to our Named Executive Officers while maintaining compensation programs that support attraction and retention of key executives.

The value of the Options awarded under the Company’s 1995 Option Plan and the value of the Options and RSUs awarded under the Company’s Incentive Plan, which plans were approved by shareholders, are performance-based and are deductible by us, subject to limitations imposed by applicable law.

The compensation that we pay to the Named Executive Officers is expensed in our financial statements as required by U.S. generally accepted accounting principles. As one of many factors, the Compensation Committee considers the financial statement impact in determining the amount of, and allocation among the elements of, compensation. Beginning with our 2006 fiscal year, we began accounting for stock-based compensation under the Company’s Incentive Plan and all predecessor plans in accordance with the requirements of FASB Statement No. 123(R).

Compensation Committee Report

The Compensation Committee has reviewed and discussed the CDA required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommended to the Board that the CDA be included in this Form 10-K/A.

Compensation Committee
William H. Turner, Chairperson
Mark M. Kaplan
Theresa A. Havell
Lloyd Frank

Summary Compensation Table

The following table sets forth information concerning the compensation during the fiscal year ended October 28, 2007 (“fiscal 2007”), of the Company's Chief Executive Officer, Chief Financial Officer and each of the three other executive officers of the Company serving as executive officers of the Company at the end of fiscal 2007 who received the highest regular cash compensation during fiscal 2007 for services rendered in all capacities to the Company and its subsidiaries (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1) ($)	Bonuses ($)	Stock Awards ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Exchange ($)	All Other Compensation (3)($)	Total ($)
Steven A. Shaw (4) President and Chief Executive Officer	2007	520,000	300,000		4,064			3,712	827,776
Jerome Shaw (5) Executive Vice President	2007	520,000	100,000					54,329	674,329
Thomas Daley (6) Senior Vice President	2007	350,000	80,000		4,872	183,070		287,809	905,751
Howard B. Weinreich (7) Senior Vice President and General Counsel	2007	326,038	45,000		2.032			5,934	379,004
Jack Egan (8) Senior Vice President and Principal Financial Officer	2007	310,577	45,000					4,049	359,626

(1)       Includes compensation deferred under the Company’s deferred compensation plan and under Section 401(k) of the Internal Revenue Code of 1986, as amended.

(2)       Includes amount recognized for financial statement reporting purposes for the fiscal year determined pursuant to Statement of Accounting Standards No. 123(R)

(3)       Amounts consisted of (i) premiums under the Company’s group life insurance policy ($889 for Jerome Shaw, $712 for each of Steven A. Shaw, Thomas Daley, Howard B. Weinreich and Jack Egan; (ii) the Company’s contribution under the 401(k) Plan feature of the Savings Plan ($3,000 for each of Jerome Shaw and Steven A. Shaw; $3,004 for Thomas Daley, $2,622 for Howard B. Weinreich and $3,337 for Jack Egan); (iii) automobile allowances and expenses related to Company owned or leased automobiles ($10,067 for Jerome Shaw, $8,709 for Thomas Daley and $2,600 for Howard B. Weinreich; (iv) $275,384 realized by Thomas Daley on exercise of stock options; (v) $39,000 of accrued vacation for Jerome Shaw and (vi) public transportation expenses of $1,373 for Jerome Shaw.

(4)       Steven A. Shaw’s annual base salary was increased to $575,000 effective January 1, 2008.

(5)       Jerome Shaw’s annual base salary was increased to $540,800 effective January 1, 2008.

(6)      Thomas Daley’s annual base salary was increased to $364,000 effective January 1, 2008. Non-equity incentive compensation is based on combined pre-tax income and improvement in performance of divisions for which Mr. Daley has management responsibility.

(7)       Howard B. Weinreich’s annual base salary was increased to $337,000 effective May 28, 2007.

(8)       Jack Egan’s annual base salary was increased to $325,000 effective May 28, 2007.

The following table sets forth certain information concerning shares of Common Stock of the Company subject to unexercised stock options held at October 28, 2007 by the Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payment Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steven A. Shaw	9,750	-		14.8750	11/29/09
Steven A. Shaw	15,000	-		12.5417	11/30/10
Steven A. Shaw	3,000	3,000		7.1133	3/10/13
Howard B. Weinreich	7,500	-		26.6867	1/ 26/08
Howard B. Weinreich	1,500	1,500		7.1133	3/10/13
Thomas Daley	1,500	1,500		12.3533	9/4/13

The following table sets forth certain information as to the exercise of stock options during the fiscal year ended October 28, 2007 by the Named Executive Officers:

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Thomas Daley	12,000	275,384

Compensation of Directors

Effective May 1, 2007, each director of the Company who is not an officer or employee of the Company receives a director's fee at the annual rate of $55,000 (increased from $45,000); and is also reimbursed for out-of-pocket expenses related to his services. The chair of the Audit Committee, the Compensation Committee and the Nominating/Governance Committee each receive an additional $5,000 per annum.

DIRECTOR COMPENSATION

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Indenture Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Exchange ($)	All Other Compensation ($)	Total ($)
Lloyd Frank	50,128	2,538					52,666
Bruce G. Goodman	50,128	2,538					52,666
Theresa A. Havell	52,693	2,538					55,231
Mark N. Kaplan	55,130	2,538					57,668
Deborah Shaw	50,128	2,538					52,666
William H. Turner	52,693	2,538					55,231

Employment and Termination Agreements

The Company is a party to an employment agreement dated as of May 1, 1987 with Jerome Shaw. This agreement, as amended, provides for the employment of Jerome Shaw in his present executive capacity at an annual base salary which is presently $540,800 (subject to increases and additional compensation, including bonuses, from time to time, at the discretion of the Board of Directors). The employment term under his employment agreement continues until the April 30 which is five years next following the giving by either the Company or Jerome Shaw of notice to terminate such employment. The agreement also provides for service thereafter for the remainder of Jerome Shaw’s life as a consultant to the Company for annual consulting fees equal to 75% for the first ten years of the consulting period, and 50% for the remainder of the consulting period, of his base salary as in effect immediately prior to the commencement of the consulting period. Upon the death of Jerome Shaw, the Company will pay to his beneficiary a death benefit equal to three times his annual base salary at the date of death if his death shall have occurred while employed as an executive, 2.25 times his annual base salary at the end of his employment as an executive if his death shall have occurred during the first ten years of the consulting period or 1.5 times his annual base salary at the end of his employment as an executive if his death shall have occurred during the remainder of the consulting period. The employment agreement permits Jerome Shaw to accelerate the commencement of the consulting period if a “change in control”, as described below, of the Company occurs or if the Company’s office where Jerome Shaw presently performs his principal services is relocated to a different geographical area. Under his employment agreement, Jerome Shaw is prohibited from engaging in any business competitive with the Company, competing with the Company for its customers or encouraging employees of the Company to leave their employment. These restrictions apply for the duration of the agreement and for one year thereafter if Jerome Shaw’s employment shall have been terminated by the Company “for cause,” as defined in the agreement. Jerome Shaw will not be bound by these restrictions after a “change in control” of the Company shall have occurred if, during his consulting period, he shall elect to terminate his employment agreement and thereby relinquish any further payments or other benefits thereunder. The agreement provides that a change of control shall be deemed to occur if there is a change in the possession, direct or indirect, of the power to direct or cause the direction of the management of the policies of the Company, whether through the ownership of voting securities, by contract or otherwise, if any person other than Jerome Shaw becomes a beneficial owner, directly or indirectly, of securities representing more than 25% of the Company’s then outstanding securities having the right to vote in the election of directors, when individuals who are members of the Company’s Board of Directors at any one time shall immediately thereafter cease to constitute at least three-fourths of the Board of Directors, when a majority of the Board of Directors elected at any annual or special meeting of shareholders are not individuals nominated by the Company’s incumbent Board of Directors, if the shareholders of the Company approve a merger or consolidation of the Company with any other corporation other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent at least 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or if the shareholders of the Company approve a plan of complete liquidation or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets.

The Company is a party to an employment agreement with Thomas Daley effective as of the beginning of the Company’s 2004 fiscal year, which provides for his continued employment as a Senior Vice President of the Company at an annual base salary which is presently $364,000 (subject to increases from time to time, at the discretion of the Company). In addition, the agreement provides for quarterly incentives and a year end improvement bonus which are based upon the profitability of certain business units. The employment term under the employment agreement is “at will” and may be terminated by either the Company or Mr. Daley by giving notice to terminate such employment.

The Company is a party to an employment agreement with Jack Egan dated March 16, 2006 which provides for his continued employment as a Senior Vice President and the Chief (Principal) Financial Officer of the Company at an annual base salary which is presently $325,000 (subject to increases from time to time, at the discretion of the Company). The employment term under the agreement is “at will” and may be terminated by the Company or Mr. Egan by giving six months notice to terminate such employment.

The Company is a party to an employment agreement with Ludwig M. Guarino dated May 26, 2006 which provides for his continued employment as a Senior Vice President and Treasurer of the Company at an annual base salary which is presently $289,370 (subject to increases from time to time, at the discretion of the Company). The employment term under the agreement is “at will” and may be terminated by the Company or Mr. Guarino by giving four weeks notice to terminate such employment.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

No member of the Compensation Committee was formerly an officer or employee of the Company or, except as disclosed below, had any relationship with the Company requiring disclosure. In addition, during fiscal 2007, no executive officer of the Company served as a director of another entity one of whose executive officers served as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of February 15, 2008 with respect to the shares that may be issued under all of the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders
1995 Non-Qualified Stock Option Plan (1)	98,115	$12.52	—
2006 Incentive Stock Plan	394,246	$13.42	1,105,754
Equity compensation plans not approved by security holders	—	—	—
Total	492,361	$13.24	1,105,754

_________________

(1)     The Company’s 1995 Non-Qualified Stock Option Plan terminated on May 16, 2005 except for options previously granted thereunder.

The following table sets forth information, as of February 15, 2008 (except as described in the footnotes to the following table), with respect to the beneficial ownership of Common Stock, the Company’s only class of voting or equity securities, by (a) each person who is known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (b) each of the executive officers named in the Summary Compensation Table contained under “Executive Compensation”, (c) each of the directors of the Company, including nominees to serve as directors, and (d) executive officers and directors as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Jerome Shaw c/o Volt Information Sciences, Inc. 2401 N. Glassell Street Orange, CA 92665	4,955,156	(3)	22.5%

Deborah Shaw c/o Volt Information Sciences, Inc. 560 Lexington Avenue New York, NY 10022	3,709,357	(4)	16.9%

Bruce G. Goodman c/o Hinckley, Allen & Snyder LLP 28 State Street Boston, MA 02109-1775	3,694,833	(5)	16.8%

Linda Shaw c/o Bruce G. Goodman Hinckley, Allen & Snyder LLP 28 State Street Boston, MA 02109-1775	3,694,234	(6)	16.8%

Estate of William Shaw c/o Troutman Sanders LLP 405 Lexington Avenue New York, NY 10174	2,455,398	(7)	11.2%

Lloyd Frank c/o Troutman Sanders LLP 405 Lexington Avenue New York, NY 10174	1,541,719	(8)	7.0%

Aberdeen Asset Management PLC 10 Queens Terrace Aberdeen, Scotland	1,348,900	(9)	6.1%

Royce & Associates LLC 1414 Avenue of the Americas New York, NY 10019	1,323,153	(10)	6.0%

Dimensional Fund Advisors LP 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,279,153	(11)	5.8%

Steven A. Shaw c/o Volt Information Sciences, Inc. 560 Lexington Avenue New York, NY 10022-2928	1,277,926	(12)(13)	5.8%

Howard B. Weinreich	29,937	(13)	*

Jack Egan	6,400		*

Thomas Daley	3,340	(13)	*

Theresa A. Havell	6,500		*

Mark N. Kaplan	5,000		*

William H. Turner	2,000		*

All executive officers and directors as a group (15 persons) _________________________________	9,381,564	(14)	42.6%

(1)     Except as noted, the named beneficial owners have sole voting and dispositive power with respect to their beneficially owned shares. Shares beneficially owned include shares held in the executive officer’s ESOP Account and 401(k) Account.

(2)     Asterisk indicates less than 1%. Shares reflected as owned by a person that are not outstanding but that are issuable upon exercise of the portion of options held by such person that are exercisable on or within 60 days after February 15, 2008 are considered outstanding for the purpose of computing the percentage of outstanding Common Stock that would be owned by that person if the options were exercised, but (except for the calculation of beneficial ownership by all executive officers and directors as a group) are not considered outstanding for the purpose of computing the percentage of outstanding Common Stock owned by any other person.

(3)     Includes (i) 14,150 shares owned by Jerome Shaw and his wife as trustees of a revocable trust for their benefit, as to which shares they may be deemed to have shared voting and investment power (pursuant to the terms of the trust, Mr. Shaw may demand that the shares in trust be transferred to him at any time), (ii) 3,538,642 shares owned by Mr. Shaw as trustee under four trusts for his benefit, (iii) 354,375 shares owned by Mr. Shaw and his wife as trustees of a trust for the benefit of one of their children, as to which shares Mr. and Mrs. Shaw may be deemed to have shared voting and investment power, (iv) 9,825 shares owned by Mr. Shaw’s wife, as to which shares Mr. Shaw disclaims beneficial ownership; (v) 14,250 shares held by a family foundation of which Mr. Shaw is a director as to which shares Mr. Shaw disclaims beneficial ownership and (vi) an aggregate of 985,996 shares owned by Jerome Shaw, Linda Shaw, Deborah Shaw and Lloyd Frank as co-trustees of a trust for the benefit of the children of William Shaw. The inclusion of the shares in clauses (iii) and (vi) is not an admission of beneficial ownership of those shares by Mr. Shaw.

(4)     Includes (i) 2,455,398 shares owned by the Estate of William Shaw of which Ms. Shaw is a co-executrix, (ii) 985,996 shares owned by Ms. Shaw, Linda Shaw, Jerome Shaw and Lloyd Frank as co-trustees of a trust for the benefit of the children of William Shaw one of whom is Ms. Shaw, (iii) 5,749 shares held by a family foundation of which Ms. Shaw is a director as to which shares Ms. Shaw disclaims beneficial ownership, (iv) 73,886 shares owned by Ms. Shaw as custodian for her children and (v) 33,223 shares owned by Ms. Shaw’s husband. The inclusion of the shares in clauses (iv) and (v) is not an admission of beneficial ownership of those shares by Ms. Shaw.

(5)     Includes (i) 1,500 shares owned by Mr. Goodman as trustee of an irrevocable trust for the benefit of his children, (ii) 195,794 and 31,154 shares owned by Mr. Goodman’s wife, Linda Shaw, individually, and as custodian for two of her children, respectively, (iii) 5,749 shares held by a family foundation of which Mr. Goodman’s wife is a director, as to all of which shares Mr. Goodman disclaims beneficial ownership, (iv) 985,994 shares owned by Mr. Goodman’s wife, Jerome Shaw, Deborah Shaw and Lloyd Frank as co-trustees of a trust for the benefit of the children of William Shaw, one of whom is Mr. Goodman’s wife, and (v) 2,455,398 shares owned by the Estate of William Shaw of which Mr. Goodman’s wife is the co-executrix. The inclusion of the shares in clauses (ii), (iv) and (v) is not an admission of beneficial ownership of those shares by Mr. Goodman.

(6)     Includes (i) 2,455,398 shares owned by the Estate of William Shaw of which Ms. Shaw is a co-executrix, (ii) 985,994 shares owned by Ms. Shaw, Jerome Shaw, Deborah Shaw and Lloyd Frank as co-trustees of a trust for the benefit of the children of William Shaw, one of whom is Ms. Shaw, (iii) 31,154 shares owned by Ms. Shaw as custodian for two of her children, (iv) 5,749 shares held by a family foundation of which Ms. Shaw is a director as to which shares Ms. Shaw disclaims beneficial ownership, (v) 19,244 shares owned by Ms. Shaw’s husband, individually and (vi) 1,500 shares owned by Ms. Shaw’s husband as trustee of an irrevocable trust for the benefit of his children. The inclusion of the shares in clauses (v) and (vi) is not an admission of beneficial ownership of those shares by Ms. Shaw.

(7)     Includes 2,455,398 shares owned by the Estate of William Shaw. Also includes 5,749 shares held by a family foundation of which Deborah Shaw and Linda Shaw are directors, as to which shares Deborah Shaw and Linda Shaw each disclaim beneficial ownership.

(8)     Includes (i) 3,793 shares owned by Mr. Frank’s wife, as to which shares Mr. Frank disclaims beneficial ownership, (ii) 441,752 shares owned by Mr. Frank, Jerome Shaw, Michael Shaw and Steven A. Shaw as co-trustees of a trust for the benefit of three children of Jerome Shaw and (iii) 985,996 shares owned by Mr. Frank, Jerome Shaw, Linda Shaw and Deborah Shaw as co-trustees of a trust for the benefit of the children of William Shaw. The inclusion of the shares in clauses (ii) and (iii) is not an admission of beneficial ownership of those shares by Mr. Frank.

(9)     Based on information as of December 31, 2007 contained in a Schedule 13G dated January 10, 2008 which indicates that Aberdeen Asset Management PLC, an investment adviser, has sole voting power over 1,348,900 shares and dispositive power over 0 shares. The Company has no independent knowledge of the accuracy or completeness of the information set forth in such Schedule 13G filing, but has no reason to believe that such information is incomplete or inaccurate.

(10)   Based on information as of December 31, 2007 contained in a Schedule 13G dated January 30, 2008 which indicates that Royce & Associates, LLC, an investment adviser, has sole voting and dispositive power over 1,323,153 shares. The Company has no independent knowledge of the accuracy or completeness of the information set forth in such Schedule 13G filing, but has no reason to believe that such information is incomplete or inaccurate.

(11)   Based on information as of December 31, 2007 contained in a Schedule 13G/A dated February 6, 2008 which indicates that Dimensional Fund Advisors LP, an investment adviser, has sole voting and/or investment power as to these shares which are owned by investment funds as to which it furnishes investment advice or serves as investment manager, but as to which it disclaims beneficial ownership. The Company has no independent knowledge of the accuracy or completeness of the information set forth in such Schedule 13G/A filing, but has no reason to believe that such information is incomplete or inaccurate.

(12)   Includes (i) 13,947 shares held by Steven A. Shaw as trustee of trusts for the benefit of two of his nephews, as to which Mr. Shaw disclaims beneficial ownership, (ii) 441,752 shares owned by Steven A. Shaw, Jerome Shaw, Michael Shaw and Lloyd Frank as co-trustees of a trust for the benefit of the children of Jerome Shaw, one of whom is Steven A. Shaw, and (iii) 97,678 shares held by Steven A. Shaw as co-trustee of a trust for the benefit of his brother, as to which Mr. Shaw disclaims beneficial ownership.

(13)   Includes the following shares issuable upon the exercise of the portion of options granted by the Company that are exercisable on or within 60 days after February 15, 2008: Steven A. Shaw, 30,750 shares; Howard B. Weinreich, 3,000 shares; and Thomas Daley, 1,500 shares.

(14)   Includes 42,000 shares issuable upon the exercise of the portion of options granted by the Company that are exercisable on or within 60 days after February 15, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review of Transactions with Related Persons

The Board has adopted a written policy regarding the review and approval of transactions involving certain persons that SEC regulations require to be disclosed in proxy statements, which are commonly referred to as “related person transactions.” A “related person” is defined under the applicable SEC regulation and includes the Company’s directors, executive officers, nominees for director and beneficial owners of 5% or more of the Company’s common stock. Under the written policy, the Audit Committee is responsible for reviewing and approving any related person transactions, and will consider factors it deems appropriate including:

•	the transaction is on terms no more favorable than terms generally available to an unrelated third party under the same or similar circumstances;

•	the benefits to the Company; and

•	the extent of the related person’s interest in the transaction.

During fiscal 2007, the Company paid or accrued $1.6 million, to Troutman Sanders LLP of which Lloyd Frank, a director of the Company, is of counsel, for services rendered to the Company and expenses reimbursed.

The Company was a party to an employment agreement with the late William Shaw dated May 1, 1987, which required the Company to pay his beneficiary a death benefit equal to three times his annual base salary at the date of his death if his death occurred while he was employed as an executive. Pursuant to that clause of the employment agreement, on March 9, 2006, upon the death of William Shaw, the Company owed a death benefit to his beneficiary in the amount of $1,455,000, payable over 36 months. During fiscal 2007, the Company paid $485,000 of such amount and at October 28, 2007 owed $621,567. The beneficiaries of the Estate of William Shaw are Linda and Deborah Shaw. Linda Shaw’s husband and Deborah Shaw are directors of the Company. The Estate of William Shaw is the beneficial owner of more than 5% of the Company’s Common Stock.

From time to time the Company has employed, and will continue to employ, relatives of executive officers, as well as relatives of other full time employees. The Company believes that it has always employed, and will continue to employ, those individuals on the same terms that it employs unrelated individuals and for a compensation that is less than the amount specified in Item 404 of Regulation S-K.

Independent Directors; Executive Sessions of the Board

The Board of Directors has determined that Theresa A. Havell, Mark N. Kaplan, Bruce G. Goodman, Deborah Shaw and William H. Turner meet the current independence requirements under the listing standards of the New York Stock Exchange. The Board of Directors made these determinations based primarily upon a review of the responses of directors to questions regarding employment and compensation history, affiliations and family and other relationships and on discussions with them. The Board of Directors determined that there were no material relationships between any of such persons and the Company that could interfere with their exercise of independent judgment and that each meets the current independence requirements applicable to independent directors under the listing standards of the New York Stock Exchange to serve on the Board of Directors.

The Board of Directors has also determined that Lloyd Frank meets the current independence requirements under the listing standards of the New York Stock Exchange. Troutman Sanders LLP and Jenkens & Gilchrist Parker Chapin LLP and their predecessor law firms to which Mr. Frank is now Of Counsel, and was formerly a partner, have been retained by the Company annually since 1962 to review and advise the Company with respect to its legal position on numerous matters. These firms had also rendered professional services to William Shaw and render professional services to his Estate and to Jerome Shaw, for which, the Company has been advised, William Shaw, his Estate and Jerome Shaw were and are billed directly. The fees paid by the Company to Troutman Sanders LLP with respect to services rendered during fiscal 2007, exclusive of disbursement reimbursement, represented less than 2% of the firm’s consolidated gross revenues during the firm’s 2007 fiscal year and were not material to the firm, which has in excess of 650 attorneys. Mr. Frank owns 12,500 shares of the Company’s stock and his spouse owns 3,793 shares, and Mr. Frank is also one of the trustees of various trusts for the benefit of the children of William Shaw and Jerome Shaw. Mr. Frank has no other interests which preclude him from being independent under the criteria for service on the Board. The Board has determined that, in the Board's business judgment, the relationship of Mr. Frank with the Company and the aforesaid ownership of stock was not material to the Company, to Mr. Frank's law firm or to Mr. Frank, that such relationships did not interfere with Mr. Frank's exercise of his independent judgment and that he meets the current independence requirements applicable to independent directors under the listing standards of the New York Stock Exchange to serve on the Board of Directors.

The non-management directors have held executive sessions. In accordance with the listing standards of the New York Stock Exchange, these sessions are intended to promote open discussion among non-management directors. Mark N. Kaplan has been chosen by the non-management directors to preside at these sessions.

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees billed by Ernst & Young for its audits of the annual financial statements of the Company and its subsidiaries for fiscal 2006, the audit of the Company’s internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act and for its reviews of the financial statements included in Quarterly Reports on Form 10-Q filed with the SEC for that year aggregated $4,199,200. For fiscal 2007 audit fees aggregated $4,823,400. The Company did not, prior to filing this Form 10-K/A with the SEC, receive a final bill for audit fees from Ernst & Young. In accordance with the FAQ issued by the Office of the Chief Accountant of the SEC dated January 16, 2001 (superseded on other issues by the Application of the SEC’s Rules on Auditor Independence (December 13, 2004)), the Company has asked Ernst & Young for the amount that is expected to be billed for such services, and Ernst & Young has replied that it expects to bill the Company approximately an additional $335,000. The Company has not yet received nor reviewed any supporting documentation for these charges.

Audit-Related Fees

Audit-related fees for services rendered in connection with employee benefit plans and other accounting consultations for fiscal 2006 were $336,600 and for fiscal 2007 were $310,900.

Tax Fees

The aggregate fees billed by Ernst & Young for tax compliance, tax advice and tax planning for the years ended October 29, 2006 and October 28, 2007 were $127,100 and $17,100, respectively.

Pre-Approval Policies

The Audit Committee has adopted a procedure under which all fees charged by Ernst & Young must be pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
15(a) 1. & 2.	No financial statements or schedules are filed with this report on Form 10-K/A.

15(a) 3 Exhibit	Exhibits Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INFORMATION SCIENCES, INC.
Dated: February 25, 2008	By:/s/Steven A. Shaw_______________ Steven A. Shaw

INDEX TO EXHIBITS

Exhibit	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.