Form 10-Q
period 2008-01-27
VOLT INFORMATION SCIENCES, INC.
filed 2008-03-12
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     ---
     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

     For The Three Months Ended January 27, 2008.

          Or

     ---
     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

     For the transition period from ____________________to_____________________

     Commission File No. 1-9232


                         VOLT INFORMATION SCIENCES, INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          New York                                                13-5658129
--------------------------------                            --------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

560 Lexington Avenue, New York, New York                            10022
----------------------------------------                          ----------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code:    (212) 704-2400

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.
   Large Accelerated Filer  ___                    Accelerated Filer         _X_
   Non-Accelerated Filer    ___                    Smaller Reporting Company ___

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_

The number of shares of the registrant's common stock, $.10 par value, outstanding as of March 1, 2008 was 21,983,541.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


    PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Consolidated Statements of Operations (Unaudited) -
             Three Months Ended January 27, 2008 and January 28, 2007          3

             Condensed Consolidated Balance Sheets -
             January 27, 2008 (Unaudited) and October 28, 2007                 4

             Condensed Consolidated Statements of Cash Flows (Unaudited) -
             Three Months Ended January 27, 2008 and January 28, 2007          5

             Notes to Condensed Consolidated Financial Statements              7

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        19

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk       41

    Item 4.  Controls and Procedures                                          44


    PART II - OTHER INFORMATION

    Item 1A. Risk Factors                                                     44

    Item 6.  Exhibits                                                         45

    SIGNATURE                                                                 45

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                           Three Months Ended
                                                        ------------------------
                                                        January 27,  January 28,
                                                              2008         2007
                                                        -----------  -----------
                                                         (In thousands, except
                                                           per share amounts)

NET SALES                                                 $590,493     $548,799

COST AND EXPENSES:
  Cost of sales                                            572,739      513,082
  Selling and administrative                                25,080       23,882
  Restructuring costs                                        1,504            -
  Depreciation and amortization                              9,856        9,601
                                                        -----------  -----------
                                                           609,179      546,565
                                                        -----------  -----------

OPERATING (LOSS) INCOME                                    (18,686)       2,234

OTHER INCOME (EXPENSE):
 Interest income                                             1,302        1,213
 Other expense, net                                         (1,707)      (1,532)
 Foreign exchange loss, net                                   (309)         (87)
 Interest expense                                           (1,622)        (628)
                                                        -----------  -----------
 (Loss) income before minority interest and income taxes   (21,022)       1,200

Minority interest                                               33            -
                                                        -----------  -----------

(Loss) income before income taxes                          (20,989)       1,200
Income tax benefit (provision)                               7,781         (473)
                                                        -----------  -----------

NET (LOSS) INCOME                                         ($13,208)        $727
                                                        ===========  ===========


                                                              Per Share Data
                                                              --------------

Net (loss) income per share -basic and diluted              ($0.59)       $0.03
                                                        ===========  ===========

Weighted average number of shares
Basic                                                       22,301       23,161
                                                        ===========  ===========
Diluted                                                     22,301       23,211
                                                        ===========  ===========

     See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       January 27,   October 28,
                                                             2008          2007
                                                       (Unaudited)    (Audited)
                                                       -----------   -----------
 ASSETS                                                  (In thousands, except
                                                              share amounts)
 CURRENT ASSETS
    Cash and cash equivalents                             $44,089       $40,398
    Restricted cash                                        22,546        25,482
    Short-term investments                                  5,097         5,624
    Trade accounts receivable, net of allowances of
     $5,714 (2008) and $5,236 (2007)                      392,791       417,115
    Inventories, net of allowances of $21,325 (2008)
     and $4,445 (2007)                                     40,494        59,950
    Recoverable income taxes                                5,479             -
    Deferred income taxes                                  16,481         9,629
    Prepaid insurance and other assets                     31,003        39,927
                                                       -----------   -----------
 TOTAL CURRENT ASSETS                                     557,980       598,125

 Property, plant and equipment, net                        73,937        74,709
 Insurance and other assets                                 7,191         6,648
 Deferred income taxes                                      7,998         8,125
 Goodwill                                                  99,705        98,715
 Other intangible assets, net                              51,779        53,829
                                                       -----------   -----------

 TOTAL ASSETS                                            $798,590      $840,151
                                                       ===========   ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
    Notes payable to banks                                $86,037       $84,111
    Current portion of long-term debt                         521           510
    Accounts payable                                      194,653       214,799
    Accrued wages and commissions                          58,393        64,049
    Accrued taxes other than income taxes                  26,920        22,440
    Accrued insurance and other accruals                   31,046        32,715
    Deferred income and other liabilities                  39,399        33,785
    Income taxes payable                                        -         4,822
                                                       -----------   -----------
 TOTAL CURRENT LIABILITIES                                436,969       457,231

 Long-term debt                                            12,182        12,316
 Income taxes payable                                         937             -
 Deferred income taxes                                     17,523        18,025

 Minority interest                                             60            43

 STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00; Authorized--500,000
   shares; issued--none
  Common stock, par value $.10; Authorized--120,000,000
   shares; issued--23,480,103 shares (2008) and (2007)      2,348         2,348
  Paid-in capital                                          50,777        50,740
  Retained earnings                                       306,430       319,688
  Accumulated other comprehensive income                    2,345         2,660
                                                       -----------   -----------
                                                          361,900       375,436
  Less treasury stock--1,496,562 shares (2008) and
   1,048,966 shares (2007), at cost                       (30,981)      (22,900)
                                                       -----------   -----------
 TOTAL STOCKHOLDERS' EQUITY                               330,919       352,536
                                                       -----------   -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $798,590      $840,151
                                                       ===========   ===========

      See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                          Three Months Ended
                                                          ------------------
                                                      January 27,    January 28,
                                                            2008           2007
                                                      -----------    -----------
                                                            (In thousands)

CASH (USED IN) PROVIDED BY  OPERATING ACTIVITIES
Net (loss) income                                       ($13,208)          $727
Adjustments to reconcile net (loss) income to cash
 provided by operating activities:
  Depreciation and amortization                            9,856          9,601
  Accounts receivable provisions                           5,714          1,119
  Minority interest                                          (33)             -
  Gain on dispositions of property, plant and
   equipment                                                   -            (36)
  Loss (gain) on foreign currency translation                 91           (111)
  Deferred income tax benefit                             (8,095)          (619)
  Share-based compensation expense related to employee
   stock options                                              37             14
  Excess tax benefits from share-based compensation            -           (110)
Changes in operating assets and liabilities, net of
 assets acquired :
  Accounts receivable                                     38,213         30,965
  Reduction in securitization program                    (20,000)       (50,000)
  Inventories                                             19,456          3,123
  Prepaid insurance and other current assets               8,355          3,121
  Insurance and other long-term assets                      (629)           207
  Accounts payable                                       (17,544)        (3,962)
  Accrued expenses                                        (2,018)         2,519
  Deferred income and other liabilities                    5,124         16,985
  Income taxes                                            (9,334)        (4,366)
                                                      -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 15,985          9,177
                                                      -----------    -----------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                          Three Months Ended
                                                          ------------------
                                                      January 27,    January 28,
                                                            2008           2007
                                                      -----------    -----------

                                                            (In thousands)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Sales of investments                                        $696           $469
Purchases of investments                                    (727)          (459)
Decrease in restricted cash                                2,936          1,755
(Decrease) in payables related to restricted cash         (2,936)        (1,755)
Acquisition, business                                          -           (225)
Proceeds from disposals of property, plant and
 equipment, net                                                2             48
Purchases of property, plant and equipment                (7,211)        (6,836)
                                                      -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                     (7,240)        (7,003)
                                                      -----------    -----------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                   (123)          (114)
Cash in lieu of fractional shares                              -            (18)
Exercises of stock options                                     -            345
Excess tax benefits from share-based compensation              -            110
Purchase of treasury shares                               (8,081)        (7,950)
Increase in notes payable to banks                         1,768         38,823
                                                      -----------    -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (6,436)        31,196
                                                      -----------    -----------

Effect of exchange rate changes on cash                    1,382            (37)
                                                      -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  3,691         33,333

Cash and cash equivalents, beginning of period            40,398         38,481
                                                      -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $44,089        $71,814
                                                      ===========    ===========

SUPPLEMENTAL INFORMATION
   Cash paid during the period:
   Interest expense                                       $1,724           $471
   Income taxes                                           $9,831         $6,235


      See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at January 27, 2008 and consolidated results of operations and consolidated cash flows for the three months ended January 27, 2008 and January 28, 2007.

Effective October 29, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was no material impact on the Company's consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2007. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

NOTE B--Securitization Program

The Company has a $200.0 million accounts receivable securitization program ("Securitization Program"), which expires in April 2009. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At January 27, 2008, TRFCO had purchased from Volt Funding a participation interest of $100.0 million out of a pool of approximately $239.9 million of receivables.

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

The Company incurred charges in connection with the sale of receivables under the Securitization Program, of $1.5 million in the three months ended January 27, 2008 compared to $1.3 million in the prior year's first quarter, which are included in Other Expense on the consolidated statement of operations. The equivalent cost of funds in the Securitization Program was at the rate of 5.6% per annum in both of the three-month 2008 and 2007 fiscal periods. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated the retained interest in receivables approximated fair value.

At January 27, 2008 and October 28, 2007, the Company's carrying retained interest in a revolving pool of receivables was approximately $139.1 million and $143.8 million, respectively, net of a service fee liability, out of a total pool of approximately $239.9 million and $264.9 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $100.0 million and $120.0 million at January 27, 2008 and October 28, 2007, respectively. Accordingly, the trade accounts receivable included on the January 27, 2008 and October 28, 2007 balance sheets were reduced to reflect the participation interest sold of $100.0 million and $120.0 million, respectively.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof, from a nationally recognized rating organization. At January 27, 2008, the Company was in compliance with all requirements of the Securitization Program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE C--Inventories

Inventories of accumulated unbilled costs, principally work in process, and materials, net of related reserves, by segment are as follows:

                                        January 27,           October 28,
                                              2008                  2007
                                       ------------          ------------
                                                 (In thousands)

Telephone Directory                        $10,306                $9,650
Telecommunications Services                 23,091                43,162
Computer Systems                             7,097                 7,138
                                       ------------          ------------
Total                                      $40,494               $59,950
                                       ============          ============

The cumulative amounts billed under service contracts at January 27, 2008 and October 28, 2007 of $19.8 million and $13.9 million, respectively, are credited against the related costs in inventory. In addition, inventory reserves at January 27, 2008 and October 28, 2007 of $21.3 million and $4.4 million, respectively, are credited against the related costs in inventory. The increase in reserves is the result of a $19.3 million reserve established for certain costs included in inventory related to work performed and for additional costs expected to be incurred to complete that work under an installation contract in the Telecommunications Services segment.


NOTE D--Short-Term Borrowings

At January 27, 2008, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit of up to an aggregate of $148.9 million, including the Company's $40.0 million secured, syndicated revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $100.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility"). The Company had total outstanding bank borrowings of $86.0 million, the majority of which was used to finance the acquisition of LSSi Corp. Included in these borrowings were $16.4 million of foreign currency borrowings of which $13.6 million provide economic hedges against foreign denominated net assets.

Credit Agreement
----------------

The Credit Agreement established a secured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. At January 27, 2008, the Company had no borrowings against this facility. The administrative agent for the Credit Facility is JPMorgan Chase Bank, N.A. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo Bank, N.A., Lloyds TSB Bank PLC and Bank of America, N.A.

Borrowings under the Credit Agreement are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the rating of the facility as provided by a nationally recognized rating agency. The Credit Agreement requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at January 27, 2008, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 4.1% per annum, excluding a fee of 0.3% per annum paid on the entire facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE D--Short-Term Borrowings--Continued

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. The Company was not in compliance with one covenant at January 27, 2008. A waiver of this covenant was not required as the Credit Agreement, which was due to expire in April 2008, was cancelled and replaced with a new $42.0 million five-year unsecured revolving facility on February 28, 2008.

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made under the Credit Agreement to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At January 27, 2008, four of those guarantors had pledged approximately $42.0 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.

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

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $100.0 million with a sublimit of $10.0 million on the issuance of letters of credit. At January 27, 2008, $79.5 million was drawn on this facility. Certain rate options, as well as the commitment fee, are based on a leverage ratio, as defined, which resets quarterly. Based upon Volt Delta's leverage ratio at January 27, 2008, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 5.0% per annum. Volt Delta also pays a commitment fee on the unused portion of the Delta Credit Facility which varies based on Volt Delta's leverage ratio. At January 27, 2008, the commitment fee was 0.3% per annum.

The Delta Credit Facility provides for the maintenance of various financial ratios and covenants, including, among other things, a total debt to EBITDA ratio, as defined, which cannot exceed 2.0 to 1.0 on the last day of any fiscal quarter, a fixed charge coverage ratio, as defined, which cannot be less than
2.5 to 1.0 and the maintenance of a consolidated net worth, as defined. The Delta Credit Facility also imposes limitations on, among other things, incurrence of additional indebtedness or liens, the amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures. At January 27, 2008, Volt Delta was in compliance with all covenants in the Delta Credit Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE E--Long-Term Debt and Financing Arrangements

In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $12.7 million at January 27, 2008. The fair value of the loan was approximately $14.0 million at January 27, 2008. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at January 27, 2008 of $10.0 million. The obligation is guaranteed by the Company.

NOTE F--Stockholders' Equity

Changes in the major components of stockholders' equity for the three months ended January 27, 2008 are as follows:

                                            Common  Paid-In  Retained  Treasury
                                             Stock  Capital  Earnings    Stock
                                            ------  -------  --------- ---------
                                                       (In thousands)
Balance at October 28, 2007                 $2,348  $50,740  $319,688  ($22,900)
Amortization of restricted stock and stock
 units                                                   21
Compensation expense - stock options                     16
Change in fair value of minority interest                         (50)
Purchase of treasury shares                                              (8,081)
Net loss for the three months                                 (13,208)
                                            ------  -------  --------- ---------
Balance at January 27, 2008                 $2,348  $50,777  $306,430  ($30,981)
                                            ======  =======  ========= =========

Another component of stockholders' equity, the accumulated other comprehensive income, consists of cumulative unrealized foreign currency translation adjustments, net of taxes, a gain of $2.3 million and $2.6 million at January 27, 2008 and October 28, 2007, respectively, and an unrealized gain, net of taxes, of $46,000 and $89,000 in marketable securities at January 27, 2008 and October 28, 2007, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive (loss) income as follows:

                                                         Three Months Ended
                                                         ------------------
                                                     January 27,    January 28,
                                                           2008           2007
                                                     -----------    -----------
                                                           (In thousands)

Net (loss) income                                      $(13,208)          $727
Change in fair value of minority interest                   (50)             -
Foreign currency translation adjustments, net              (272)          (234)
Unrealized (loss) gain on marketable securities, net        (43)            23
                                                     -----------    -----------
Comprehensive (loss) income                            $(13,573)          $516
                                                     ===========    ===========

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

                                                        Three Months Ended
                                                        ------------------
                                                  January 27,        January 28,
                                                        2008               2007
                                                  -----------        -----------
Denominator for basic earnings per share:
    Weighted average number of shares             22,301,204         23,161,023

Effect of dilutive securities:
    Employee stock options                                 -             49,923
                                                  -----------        -----------

Denominator for diluted earnings per share:
    Adjusted weighted average number of shares    22,301,204         23,210,946
                                                  ==========         ==========

Options to purchase 251,111 shares of the Company's common stock were outstanding at January 27, 2008, but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive. All stock options outstanding at January 28, 2007 were included in the computation.

NOTE H--Segment Disclosures

Financial  data  concerning  the Company's  sales and segment  operating  profit
(loss) by reportable operating segment for the three months ended January 27, 2008 and January 28, 2007 are as follows:

Operating (loss) profit, a non-GAAP measure, is comprised of total net sales less cost of sales (direct costs and overhead). In computing operating (loss) profit, none of the following items have been added or deducted: general corporate expense; interest expense; fees related to sales of accounts receivable; interest income and income taxes.

General corporate expenses, a non-GAAP measure, consist of the Company's shared service centers, and include, among other items, enterprise resource planning, human resources, corporate accounting and finance, treasury, legal and executive functions. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions are included within general corporate expenses as they are not directly allocable to a specific category.

Identifiable assets are those assets that are used in the Company's operations in each industry segment. Corporate assets consist principally of cash and cash equivalents, investments and investments in joint ventures. During the three months ended January 27, 2008, consolidated assets decreased by $41.6 million primarily due to a decrease in accounts receivables of the Staffing Services segment, partially offset by a decrease in the use of the Company's
Securitization Program, as well as lower inventory primarily in the Telecommunications Services segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE H--Segment Disclosures--Continued

                                                          Three Months Ended
                                                          ------------------
                                                    January 27,      January 28,
                                                          2008             2007
                                                    -----------      -----------
Net Sales:
----------
Staffing Services
 Staffing                                             $468,571         $455,095
 Managed Services                                      296,545          294,499
                                                    -----------      -----------
 Total Gross Sales                                     765,116          749,594
 Less: Non-Recourse Managed Services                  (283,312)        (282,645)
                                                    -----------      -----------
 Net Staffing Services                                 481,804          466,949
Telephone Directory                                     14,668           17,643
Telecommunications Services                             47,203           21,381
Computer Systems                                        50,783           46,532
Elimination of intersegment sales                       (3,965)          (3,706)
                                                    -----------      -----------

Total Net Sales                                       $590,493         $548,799
                                                    ==========       ===========

Gross Profit (Loss):
--------------------
Staffing Services                                      $73,915          $71,435
Telephone Directory                                      6,436            8,031
Telecommunications Services                             (4,166)           4,771
Computer Systems                                        26,118           24,744
                                                    -----------      -----------
Total Gross Profit                                     102,303          108,981
                                                    -----------      -----------

Overhead:
---------
Staffing Services                                       68,446           66,087
Telephone Directory                                      5,774            5,879
Telecommunications Services                             14,999            5,448
Computer Systems                                        22,866           19,050
                                                    -----------      -----------
Total Overhead                                         112,085           96,464
                                                    -----------      -----------

Segment Operating Profit (Loss):
--------------------------------
Staffing Services                                        5,469            5,348
Telephone Directory                                        662            2,152
Telecommunications Services                            (19,165)            (677)
Computer Systems                                         3,252            5,694
                                                    -----------      -----------
Total Segment Operating (Loss) Profit                   (9,782)          12,517

General corporate expenses                              (8,904)         (10,283)
                                                    -----------      -----------
Total Operating (Loss) Profit                          (18,686)           2,234

Interest income and other (expense), net                  (405)            (319)
Foreign exchange loss, net                                (309)             (87)
Interest expense                                        (1,622)            (628)
                                                    -----------      -----------

(Loss) Income Before Minority Interest and Income
 Taxes                                                ($21,022)          $1,200
                                                    ===========      ===========

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

Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. As of January 27, 2008, the Company had an outstanding foreign currency option contract in the nominal amount equivalent to $9.5 million, which approximated its net investment in foreign operations and is accounted for as a hedge under SFAS No. 52, "Foreign Currency Translation".

Restricted cash at January 27, 2008 and October 28, 2007 included $22.5 million and $25.5 million, respectively, to cover obligations that were reflected in accounts payable at that date. These amounts primarily related to certain contracts with customers, for whom the Company manages the customers' alternative staffing requirements, including the payments to associate vendors.


NOTE J--Acquisition of Businesses

In September 2007, Volt Delta, the principal business unit of the Computer Systems segment, acquired LSSi Corp. ("LSSi") by merger for $70.8 million and combined it and its DataServ division into LSSiData. The combination of Volt Delta's application development, integration and hosting expertise and LSSi's highly efficient data processing will allow Volt Delta to serve a broader base of customers by aggregating the most current and accurate business and consumer information possible. Substantially all of the merger consideration was attributable to goodwill and other intangible assets.


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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE J--Acquisition of Businesses--Continued

The preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed of LSSi Corp. is as follows:

                                                   (In thousands)
         Cash                                              $679
         Accounts receivable                              5,836
         Prepaid expenses and other assets                  469
         Property, plant and equipment                    1,800
         Goodwill                                        47,963
         Intangible assets                               25,860
                                                       ---------
               Total Assets                              82,607
                                                       ---------

         Accounts payable                                (1,119)
         Other accrued expenses                          (3,919)
         Other liabilities                               (1,126)
         Deferred income tax                             (5,651)
                                                       ---------
               Total Liabilities                        (11,815)
                                                       ---------

         Purchase price                                 $70,792
                                                       =========


In September 2007, the Company purchased for $1.5 million an 80% interest in an outsourcing and services provider that will complement existing services in the Staffing Services segment. The Company and the 20%-owner have call and put rights related to ownership commencing in fiscal 2010. The Company estimated the fair value of the call/put and recorded a liability of $60,000 as of January 27, 2008.


The following unaudited pro forma information reflects the purchase of LSSi as if the transaction had occurred in November 2006. This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the acquisition been consummated at the beginning of fiscal 2007. In addition, these results are not intended to be a projection of future results.

                                                  Pro Forma Results
                                                  -----------------
                                                  Three Months Ended
                                                  ------------------

                                                      January 28,
                                                            2007
                                                        --------
                                        (In thousands, except per share amounts)

         Net sales                                      $555,947
                                                        =========
         Operating income                                 $3,131
                                                        =========
         Net income                                       $3,390
                                                        =========

         Earnings per share
         Basic and Diluted                                 $0.15
                                                        =========

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

Intangible assets, other than goodwill and indefinite-lived intangible assets, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment loss is recognized when the carrying amount exceeds the estimated fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

The following table represents the balance of intangible assets:

                              January 27, 2008            October 28, 2007
                              ----------------            ----------------
                         Gross Carrying  Accumulated Gross Carrying  Accumulated
                             Amount     Amortization     Amount     Amortization
                         -------------- ------------ -------------- ------------
                                               (In thousands)
  Customer relationships       $44,398       $6,531        $44,398       $5,138
  Existing technology           13,164        3,496         13,164        3,090
  Contract backlog               3,200        1,667          3,200        1,467
  Trade name (a)                 2,016            -          2,016            -
  Reseller network                 816          213            816          187
  Non-compete agreements
   and trademarks                  325          233            325          208
                         -------------- ------------ -------------- ------------
  Total                        $63,919      $12,140        $63,919      $10,090
                         ============== ============ ============== ============

  (a) Trade names have an indefinite life and are not amortized.

NOTE L--Primary Insurance Casualty Program

The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premium are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. At January 27, 2008, the Company's net prepaid for the outstanding plan years was $16.0 million compared to $26.0 million at October 28, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE M--Incentive Stock Plans

The Non-Qualified Option Plan adopted by the Company in fiscal 1995 terminated on May 16, 2005 except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at January 27, 2008 were granted at 100% of the market price on the date of grant and become fully vested within one to five years after the grant date.

As a result of adopting SFAS No. 123R, the Company recorded compensation expense of $7,000 and $14,000 for the three-month period ended January 27, 2008 and January 28, 2007, respectively. Compensation expense is recognized in the selling and administrative expenses in the Company's statement of operations on a straight-line basis over the vesting periods. Basic and dilutive net income per share for the three-month ended January 27, 2008 and January 28, 2007 would not have been different if the Company had not adopted SFAS No. 123R, compared to the reported basic and dilutive net (loss) income per share of ($0.59) and $0.03, respectively. As of January 27, 2008, there was $24,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted average period of 0.6 years.

There were no options exercised under the 1995 Plan during the three-month period ended January 27, 2008. The intrinsic value of options exercised during the three-month period ended January 28, 2007 was $0.6 million. The total cash received from the exercise of stock options was $0.3 million in the three-month period ended January 28, 2007 and is classified as financing cash flows in the statement of cash flows. The actual tax benefit realized from the exercise of stock options for the three-month period ended January 28, 2007 was $0.2 million.

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

On December 18, 2007, the Company granted to employees (i) 233,000 restricted stock units and (ii) non-qualified stock options to purchase 152,996 shares of the Company's common stock at $13.32 per share under the 2006 Plan. If certain net income targets are met in fiscal years 2007 through 2011, the restricted stock units begin to vest over a five-year period through 2016. Similarly, if net income targets are met in fiscal years 2008 through 2012, substantially all the stock options will vest over a four-year period and expire on December 17, 2017. Compensation expense of $29,000 is recognized in the selling and administrative expenses in the Company's condensed consolidated statement of operations for the three-month period ended January 27, 2008 on a straight-line basis over the vesting period. As of January 27, 2008, there was $ 4.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted average period of seven years.

The fair value of each option grant is estimated using the Multiple Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in three-month period ended January 27, 2008: risk-free interest rates of 4.1%; expected volatility of 0.47; an expected life of the options of ten years; and no dividends. The weighted average fair value of stock options granted during this period was $8.38.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE N--Income Taxes

Effective  October  29,  2007,  the  Company  adopted  the  provisions  of  FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position and results of operations.

At October 29, 2007, the Company had a liability for unrecognized tax benefits of $0.9 million which includes an accrual of $0.1 million of related interest.

The Company's policy is that interest and penalties are recorded as a component of income tax expense.

The Company is subject to taxation in the US, various states and various foreign jurisdictions. With few exceptions, the Company is generally no longer subject to examination by the United States federal, state, local or non-U.S. income tax examination by tax authorities for years before fiscal 2002. The following describes the open tax years, by major tax jurisdiction, as of October 29, 2007:

         United States-Federal      2004-present
         United States-State        2003-present
         Canada                     2002-present
         Germany                    2005-present
         United Kingdom             2006-present


The Company's policy is to accrue interest in the period during which it is deemed to have been incurred, based on the difference between the tax position recognized in the financial statements and the amount previously claimed (or expected to be claimed) on the tax return. In addition, if the Company is subject to penalties because of this, a liability for the penalties is recognized in the period in which the penalties are deemed to have been incurred.


NOTE O--Restructuring

During the first quarter of fiscal 2008, the Company recorded a pre-tax restructuring charge of approximately $1.5 million ($0.9 million net of taxes, or $0.04 per share) related to the elimination of employee positions in Europe and North America. The workforce reduction at Volt Delta resulted from the integration of LSSiData into the segment's database access line of business. The restructuring charge consists solely of severance and termination benefits for the effected employees and is presented on a separate line item in the Company's condensed consolidated statement of operations. The accrual for the restructuring charge is expected to be paid by the end of the second quarter of fiscal 2008, is included in accrued wages and commissions on the Company's condensed consolidated balance sheets and amounted to approximately $1.4 million at January 27, 2008.

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

     o Related Person Transactions - This section describes any business relationships, or transaction or series of similar transactions between the Company and its directors, executive officers, shareholders (with a 5% or greater interest in the Company), or any entity in which an executive officer has more than a 10% equity ownership interest, as well as members of the immediate families of any of the foregoing persons during the first quarter of fiscal year 2007 and 2008. Excluded from the transactions are employment compensation and directors' fees.


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

Staffing Services:
     Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In the first three months of fiscal 2008, this revenue comprised approximately 74% of the Company's net consolidated sales.

     Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, for which the Company receives an administrative fee for arranging for, billing for and collecting the billings related to staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In addition, sales for certain contracts generated by the Company's Staffing Solutions Group's managed services operations have similar attributes. In the first three months of fiscal 2008, this revenue comprised approximately 2% of the Company's net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

     Outsourced Projects: Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables, in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts" The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In the first three months of fiscal 2008, this revenue comprised approximately 6% of the Company's net consolidated sales.

Telephone Directory:
     Directory Publishing: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in the United States and Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered. In the first three months of fiscal 2008, this revenue comprised approximately 1% of the Company's net consolidated sales.

     Ad Production and Other: Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance. In the first three months of fiscal 2008, this revenue comprised approximately 1% of the Company's net consolidated sales.

Telecommunications Services:
     Construction: Sales are derived from the Company supplying aerial and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in SOP 81-1, using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project or by the percentage-of-completion method, when applicable. In the first three months of fiscal 2008, this revenue comprised approximately 6% of the Company's net consolidated sales.

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and, if applicable, any completed units are delivered and accepted by the customer. In the first three months of fiscal 2008, this revenue comprised approximately 2% of the Company's net consolidated sales.

Computer Systems:
     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In the first three months of fiscal 2008, this revenue comprised approximately 3% of the Company's net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as applicable. In the first three months of fiscal 2008, this revenue comprised approximately 2% of the Company's net consolidated sales.

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in SOP 97-2 "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value or by the use of the percentage-of-completion method, when applicable. In the first three months of fiscal 2008, this revenue comprised approximately 3% of the Company's net consolidated sales.

For those contracts accounted for under SOP 81-1, the Company records provisions for estimated losses on contracts when losses become evident.

Accumulated unbilled costs on contracts are carried in inventory at the lower of actual cost or estimated realizable value.

Allowance  for  Uncollectible  Accounts  - The  establishment  of  an  allowance requires the use of judgment and assumptions regarding potential losses on receivable balances. Allowances for accounts receivable are maintained based upon historical payment patterns, aging of accounts receivable and actual write-off history. The Company also makes judgments about the creditworthiness of significant customers based upon ongoing credit evaluation, and might assess current economic trends that might impact the level of credit losses in the future. However, since a reliable prediction of future changes in the financial stability of customers is not possible, the Company cannot guarantee that allowances will continue to be adequate. If actual credit losses are significantly higher or lower than the allowance established, it would require a related charge or credit to earnings.

Goodwill - Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived intangible assets are subject to annual impairment testing using fair value methodologies. The Company performs its annual impairment testing during its second fiscal quarter, or more frequently if indicators of impairment arise. The timing of the impairment test may result in charges to earnings in the second fiscal quarter that could not have been reasonably foreseen in prior periods. The testing process includes the comparison of the Company's business units' multiples of sales and EBITDA to those multiples of its business units' competitors. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the Company may be required to record an impairment charge in the future.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Securitization Program - The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 156, "Accounting for Transfers and Servicing of Financial Assets, an amendment of SFAS No. 140." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A, was $100.0 million and $120.0 million at January 27, 2008 and October 28, 2007, respectively. Accordingly, the trade receivables included on the January 27, 2008 and October 28, 2007 balance sheets have been reduced to reflect the participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company) for any of the sold receivables.

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

THREE MONTHS ENDED JANUARY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JANUARY 28, 2007

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not indicative of the results which may be expected for any subsequent periods.

                                                           Three Months Ended
                                                           ------------------
                                                        January 27,  January 28,
                                                              2008         2007
                                                        -----------  -----------
Net Sales:
----------
Staffing Services
   Staffing                                               $468,571     $455,095
   Managed Services                                        296,545      294,499
                                                        -----------  -----------
   Total Gross Sales                                       765,116      749,594
   Less: Non-Recourse Managed Services                    (283,312)    (282,645)
                                                        -----------  -----------
   Net Staffing Services                                   481,804      466,949
Telephone Directory                                         14,668       17,643
Telecommunications Services                                 47,203       21,381
Computer Systems                                            50,783       46,532
Elimination of intersegment sales                           (3,965)      (3,706)
                                                        -----------  -----------

Total Net Sales                                           $590,493     $548,799
                                                        ===========  ===========

Gross Profit (Loss):
--------------------
Staffing Services                                          $73,915      $71,435
Telephone Directory                                          6,436        8,031
Telecommunications Services                                 (4,166)       4,771
Computer Systems                                            26,118       24,744
                                                        -----------  -----------
Total Gross Profit                                         102,303      108,981
                                                        -----------  -----------

Overhead:
---------
Staffing Services                                           68,446       66,087
Telephone Directory                                          5,774        5,879
Telecommunications Services                                 14,999        5,448
Computer Systems                                            22,866       19,050
                                                        -----------  -----------
Total Overhead                                             112,085       96,464
                                                        -----------  -----------

Segment Operating Profit (Loss):
--------------------------------
Staffing Services                                            5,469        5,348
Telephone Directory                                            662        2,152
Telecommunications Services                                (19,165)        (677)
Computer Systems                                             3,252        5,694
                                                        -----------  -----------
Total Segment Operating (Loss) Profit                       (9,782)      12,517

General corporate expenses                                  (8,904)     (10,283)
                                                        -----------  -----------
Total Operating (Loss) Profit                              (18,686)       2,234

Interest income and other (expense), net                      (405)        (319)
Foreign exchange loss, net                                    (309)         (87)
Interest expense                                            (1,622)        (628)
                                                        -----------  -----------

(Loss) Income Before Minority Interest and Income Taxes   ($21,022)      $1,200
                                                        ===========  ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JANUARY 28, 2007--Continued

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JANUARY 28, 2007--Continued

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


The Company's operating segments have been determined in accordance with the Company's internal management structure, which is based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating profit. The Company defines operating (loss) profit, a non-GAAP measure, as total net sales less cost of sales (direct costs and overhead). In computing operating (loss) profit, none of the following items have been added or deducted: general corporate expense; interest expense; fees related to sales of accounts receivable; interest income and income taxes. Operating profit provides management, investors and equity analysts a measure to analyze operating performance of each business segment against historical and competitors' data, although historical results, including operating profit, may not be indicative of future results, as operating profit is highly contingent on many factors, including the state of the economy and customer preferences.

General corporate expenses, a non-GAAP measure, consist of the Company's shared service centers, and include, among other items, enterprise resource planning, human resources, corporate accounting and finance, treasury, legal and executive functions. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions are included within general corporate expenses as they are not directly allocable to a specific category.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JANUARY 28, 2007--Continued

EXECUTIVE OVERVIEW--Continued
------------------

In addition, the Telephone Directory segment's DataNational division publishes more directories during the second half of the fiscal year.

In the first quarter of fiscal 2008, the Company's consolidated net sales totaled $590.5 million and it sustained a consolidated segment operating loss totaling $9.8 million. The explanations by segment are detailed below.

The sales of the Staffing Services segment, in addition to the factors noted above, were positively impacted by a continued increase in the use of contingent staffing in the Technical Placement division, as net sales increased by $14.9 million. Despite the sales increase, operating profit of the segment for the current quarter was only $0.1 million higher than in the comparable quarter of fiscal 2007 as gross margins and overhead costs as a percentage of sales remained the same.

The Telephone Directory segment's sales decreased by $2.9 million and the operating profit decreased by $1.5 million in the current fiscal quarter from the comparable quarter of fiscal 2007. The decrease in operating profit was predominantly due to the sales decrease and a decrease in gross margin percentages due to the mix of telephone directories delivered in the quarter.

The Telecommunications Services segment sales increased by $25.8 million, however, operating loss increased by $18.5 million from the comparable quarter in fiscal 2007. In late January 2008, the Company learned that it may not be reimbursed for certain costs under an installation contract and the Company has revalued its reserves to include this uncertainty. The increase in operating loss was due to the establishment of a $19.3 million reserve for certain costs included in inventory related to work performed and for additional costs expected to be incurred to complete that work under that installation contract.

The Computer Systems segment's sales increased by $4.3 million while its operating profits decreased by $2.4 million from the comparable quarter of fiscal 2007. The decrease in operating profit was due to the increased overhead cost as a result of the acquisition of LSSi, which included $1.5 million of severance costs and increased amortization of intangible costs related to the acquisition.

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

RESULTS OF OPERATIONS - SUMMARY
-------------------------------

In the first fiscal quarter of fiscal 2008, consolidated net sales increased by $41.7 million, or 8%, to $590.5 million, from the comparable quarter of fiscal 2007. The increase in the current quarter's net sales resulted from increases in Staffing Services of $14.9 million, Telecommunications Services of $25.8 million and Computer Systems of $4.3 million, partially offset by a decrease in Telephone Directory of $2.9 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JANUARY 28, 2007--Continued

RESULTS OF OPERATIONS - SUMMARY--Continued
-------------------------------

Cost of sales increased to $572.7 million, or 97% of sales, in the first quarter of fiscal 2008 from $513.1 million, or 93%, of sales in the comparable quarter of fiscal 2007. In late January 2008, the Company learned that it may not be reimbursed for certain costs under an installation contract in the Telecommunications Services segment and the Company has revalued its reserves to include this uncertainty. The increase in cost of sales as a percentage of sales is primarily due to the $19.3 million loss reserve established in the first quarter of fiscal 2008 for certain costs included in inventory related to work performed and for additional costs expected to be incurred to complete that work under that contract. Excluding this reserve, cost of sales would have been $553.4 million, or 94% of sales, which is comparable to the prior period.

The Company reported an operating loss of $18.7 million in the current quarter, as compared to an operating profit of $2.2 million in the comparable quarter of fiscal 2007 due to a decrease in segment operating profit of $22.3 million, or 178%, partially offset by a decrease in general corporate expenses of $1.4 million, or 13%. The segment operating loss of $9.8 million was attributable to the decreased operating profits of the Telecommunications Services segment of $18.5 million, the Computer Systems segment of $2.4 million, the Telephone Directory segment of $1.5 million, partially offset by an increase in the Staffing Services segment of $0.1 million.

The Company's pre-tax loss before minority interest for the current quarter was $21.0 million compared to an income of $1.2 million in the comparable quarter of fiscal 2007.

The net loss in the current quarter of fiscal 2008 was $13.2 million compared to a net income of $0.7 million in the comparable quarter of fiscal 2007.


RESULTS OF OPERATIONS - BY SEGMENT
----------------------------------

STAFFING SERVICES
-----------------

                                              Three Months Ended
                                              ------------------
                                  January 27, 2008         January 28, 2007
                               ----------------------- ------------------------

Staffing Services                              % of                    % of        Favorable       Favorable
-----------------                              Net                      Net      (Unfavorable)    (Unfavorable
(Dollars in Millions)            Dollars      Sales      Dollars       Sales       $ Change         % Change
                               ------------ ---------- ------------ ----------- ---------------  --------------
----------------------------------------------------------------------------------------------------------------
Staffing Sales (Gross)               $468.6                  $455.1                       $13.5             3.0%
----------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)        $296.5                  $294.5                        $2.0             0.7%
----------------------------------------------------------------------------------------------------------------
Sales (Net) *                        $481.8                  $466.9                       $14.9             3.2%
----------------------------------------------------------------------------------------------------------------
Gross Profit                          $73.9      15.3%        $71.4       15.3%            $2.5             3.5%
----------------------------------------------------------------------------------------------------------------
Overhead                              $68.5      14.2%        $66.1       14.2%           ($2.4)           (3.6%)
----------------------------------------------------------------------------------------------------------------
Operating Profit                       $5.4       1.1%         $5.3        1.1%            $0.1             1.9%
----------------------------------------------------------------------------------------------------------------

*Sales (Net) only includes the gross margin on managed service sales.

The increase in net sales of the Staffing Services segment in the first quarter of fiscal 2008 from the comparable quarter in fiscal 2007 was comprised of a $15.9 million, or 5%, increase in net Technical sales, partially offset by a decrease of $1.0 million, or 1%, in net A&I sales. Foreign generated net sales for the current quarter

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JANUARY 28, 2007--Continued

STAFFING SERVICES--Continued
-----------------

increased by 47% from the comparable 2007 fiscal quarter, and accounted for 7% of total net Staffing Services sales for the current quarter. On a constant currency basis, foreign sales increased by 40% from the comparable 2007 fiscal quarter.

The slight increase in operating profit was comprised of an increase of $2.7 million in the A&I division, with a decrease of $2.6 million in the Technical division. The gross margin percentage and overhead percentage approximated the comparable 2007 fiscal quarter's percentages. In the current quarter, permanent placement and RPO sales represented 2% of the segment's net sales compared to 1% in the comparable quarter of fiscal 2007.

                                      Three Months Ended
                                      ------------------
                         January 27, 2008        January 28, 2007
                         ----------------        ----------------
Technical Placement
Division                             % of                 % of      Favorable     Favorable
--------                              Net                  Net    (Unfavorable) (Unfavorable)
(Dollars in Millions)     Dollars    Sales     Dollars    Sales     $ Change      % Change
                          -------    -----     -------    -----     --------      --------
----------------------------------------------------------------------------------------------
Sales (Gross)              $604.5               $587.9                   $16.6           2.8%
----------------------------------------------------------------------------------------------
Sales (Net)                $328.0               $312.1                   $15.9           5.1%
----------------------------------------------------------------------------------------------
Gross Profit                $49.6       15.1%    $47.9      15.4%         $1.7           3.6%
----------------------------------------------------------------------------------------------
Overhead                    $44.9       13.7%    $40.6      13.1%        ($4.3)        (10.6%)
----------------------------------------------------------------------------------------------
Operating Profit             $4.7        1.4%     $7.3       2.3%        ($2.6)        (35.3%)
----------------------------------------------------------------------------------------------

*Sales (Net) only includes the gross margin on managed service sales.

The Technical division's increase in gross sales in the current quarter of fiscal 2008 from the comparable prior year quarter included increases of approximately $12 million of sales to new customers, or customers with substantial increased business, as well as $14 million attributable to net increases in sales to continuing customers. This was partially offset by sales decreases of approximately $9 million from customers whose business with the Company either ceased or was substantially lower than in the comparable quarter of fiscal 2007. The Technical Placement division's increase in net sales in the first quarter of fiscal 2008 from the comparable quarter in fiscal 2007 was comprised of increases of $11.3 million, or 4%, in traditional alternative staffing, $2.7 million, or 9%, in VMC Consulting project management and consulting sales, and $1.9 million, or 19%, in net managed service associate vendor sales.

The decrease in the operating profit was the result of the decrease in gross margin percentage and the increase in overhead in dollars and as a percentage of net sales, partially offset by the increase in sales. The decrease in gross margin was primarily due to the decrease in the gross margins in VMC Consulting due to losses on two projects. The increase in overhead in the current fiscal quarter was a result of increased indirect labor at VMC and the European operation, startup costs in the current quarter at VMC for a few new projects, and a gain on the settlement of a vendor dispute in the comparable 2007 quarter, partially offset by a reduction in the current quarter of $0.8 million in health insurance costs due to improved claims experience. The increase in indirect labor costs of 11% from the comparable fiscal quarter, was primarily related to new projects within VMC and the sales growth in Europe.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JANUARY 28, 2007--Continued

STAFFING SERVICES--Continued
-----------------

                                  Three Months Ended
                                  ------------------
                         January 27, 2008   January 28, 2007
                        ------------------ ------------------
Administrative &
Industrial Division                % of               % of      Favorable      Favorable
-------------------                 Net                Net    (Unfavorable)  (Unfavorable)
(Dollars in Millions)    Dollars   Sales    Dollars   Sales     $ Change       % Change
                         -------   -----    -------   -----     --------       --------
-------------------------------------------------------------------------------------------
Sales (Gross)             $160.6             $161.7                  ($1.1)          (0.7%)
-------------------------------------------------------------------------------------------
Sales (Net)               $153.8             $154.8                  ($1.0)          (0.7%)
-------------------------------------------------------------------------------------------
Gross Profit               $24.3     15.8%    $23.5     15.2%         $0.8            3.3%
-------------------------------------------------------------------------------------------
Overhead                   $23.6     15.3%    $25.5     16.5%         $1.9            7.6%
-------------------------------------------------------------------------------------------
Operating Profit (Loss)     $0.7      0.5%    ($2.0)    (1.3%)        $2.7          138.2%
-------------------------------------------------------------------------------------------

*Sales (Net) only includes the gross margin on managed service sales.

The A&I division's decrease in gross sales in the current quarter of fiscal 2008 from the comparable quarter of fiscal 2007 included a decline of approximately $5 million of sales to customers which the Company either ceased or substantially reduced servicing in the current year, as well as $7 million attributable to net decreases in sales to continuing customers. This was partially offset by growth of $11 million from new customers, or customers whose business with the Company in the comparable fiscal quarter was substantially below the current quarter's volume.

The improved operating results were the result of the increased gross margin percentage and the decrease in overhead in dollars and as a percentage of sales, partially offset by the decrease in sales. The increase in gross margin percentage was primarily due to a 0.4 percentage point reduction in payroll taxes. This reduction in two of A&I's more significant states is expected to continue throughout the remainder of the fiscal year. The decrease in overhead costs from the comparable quarter in fiscal 2007 primarily resulted from the closure of eight underperforming branches, and the related reduction in indirect labor headcount by 8%. The division is focused on reducing overhead costs to compensate for lower sales. In each of the past three quarters, the overhead costs have been lower than the comparable prior fiscal year quarters.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JANUARY 28, 2007--Continued

TELEPHONE DIRECTORY
-------------------

                                     Three Months Ended
                                     ------------------
                           January 27, 2008     January 28, 2007
                           ----------------     ----------------
Telephone Directory                   % of                 % of      Favorable     Favorable
-------------------                    Net                  Net    (Unfavorable) (Unfavorable)
(Dollars in Millions)     Dollars     Sales    Dollars     Sales      $ Change      % Change
                          -------     -----    -------     -----      --------      --------
------------------------------------------------------------------------------------------------
Sales (Net)                 $14.7                $17.6                    ($2.9)        (16.9%)
------------------------------------------------------------------------------------------------
Gross Profit                 $6.4       43.9%     $8.0       45.5%        ($1.6)        (19.9%)
------------------------------------------------------------------------------------------------
Overhead                     $5.7       39.4%     $5.8       33.3%         $0.1           1.8%
------------------------------------------------------------------------------------------------
Operating Profit             $0.7        4.5%     $2.2       12.2%        ($1.5)        (69.2%)
------------------------------------------------------------------------------------------------

The components of the Telephone Directory segment's sales decrease for the first quarter of fiscal 2008 from the comparable quarter of fiscal 2007 were decreases of $1.2 million in the printing and telephone directory publishing operation in Uruguay, $1.3 million in the DataNational community telephone directory publishing sales, and $0.4 million in telephone production and other sales. The sales decrease in Uruguay was comprised of $1.7 million in publishing sales, partially offset by an increase of $0.5 million in printing sales. The sales decrease in the telephone directory publishing operation in Uruguay was due to the timing of the delivery of their directories. The increase in printing sales in Uruguay was primarily related to a new customer for the operation. The DataNational sales decrease was comprised of a $0.8 million reduction related to the timing of the delivery of their directories, $0.3 million from a 4% decrease in same book sales and $0.2 million from net discontinued books. The current quarter included the addition of 4 small directories and the discontinuance of 3 small directories as compared to the comparable 2007 quarter. The sales decrease in production and other sales was related to volume decreases at continuing customers.

The decrease in the segment's operating profit from the comparable fiscal quarter of 2007 was the result of the sales decrease and a reduction in the gross margin percentage. The decreased gross margin is primarily related to the reduction in Uruguay of higher margin directory revenue and an increase in the less profitable printing sales, as compared to the comparable 2007 quarter, partially offset by higher margin jobs in the first fiscal quarter of 2008 within the telephone directory production operation.

Other than the DataNational division and the telephone directory publishing operation in Uruguay, which accounted for 45% of the segment's sales in the first quarter of fiscal 2008, the segment's business is obtained through submission of competitive proposals for production and other contracts. These short and long-term contracts are re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, this segment's sales and profitability are highly dependent on advertising revenue from DataNational's directories, which could be affected by general economic conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JANUARY 28, 2007--Continued

TELECOMMUNICATIONS SERVICES
---------------------------

                                Three Months Ended
                                ------------------
                        January 27, 2008   January 28, 2007
                        ----------------   ----------------
Telecommunications
Services                           % of               % of     Favorable      Favorable
--------                            Net                Net   (Unfavorable)  (Unfavorable)
(Dollars in Millions)   Dollars    Sales   Dollars    Sales     $ Change       % Change
                        -------    -----   -------    -----     --------       --------
-------------------------------------------------------------------------------------------
Sales (Net)               $47.2              $21.4                  $25.8           120.8%
-------------------------------------------------------------------------------------------
Gross Profit              ($4.2)    (8.8%)    $4.8     22.3%        ($9.0)         (187.3%)
-------------------------------------------------------------------------------------------
Overhead                  $15.0     31.8%     $5.5     25.5%        ($9.5)         (175.3%)
-------------------------------------------------------------------------------------------
Operating Loss           ($19.2)   (40.6%)   ($0.7)    (3.2%)      ($18.5)       (2,730.9%)
-------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales increase in the first quarter of fiscal 2008 from the comparable quarter of fiscal 2007 was comprised of an increase of $26.7 million, or 236%, in the Construction and Engineering division, partially offset by a decrease of $0.9 million, or 9%, in the Network Enterprise Solutions division. The sales increase in the Construction and Engineering division in the current quarter was largely due to a large fiber optic contract which ramped up in the latter half of fiscal 2007 and the recognition of revenue for two large government contracts accounted for using the percentage-of-completion method of accounting. The segment's sales backlog at the end of the first quarter of fiscal 2008 was $69 million, as compared to a backlog of approximately $76 million at the end of the comparable 2007 quarter.

In late January 2008, the Company learned that it may not be reimbursed for certain costs under an installation contract and the Company has revalued its reserves to include this uncertainty. The increase in the operating loss was primarily the result of the establishment of a $19.3 million loss reserve established in the first quarter of fiscal 2008 for certain costs included in inventory related to work performed and for additional costs expected to be incurred to complete that work under that contract. In addition, the gross margins of other jobs completed this year were lower than projects completed in the comparable 2007 fiscal quarter.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JANUARY 28, 2007--Continued

COMPUTER SYSTEMS
----------------

                                 Three Months Ended
                                 ------------------
                       January 27, 2008   January 28, 2007
                       ----------------   ----------------
Computer Systems                  % of              % of     Favorable     Favorable
----------------                   Net               Net   (Unfavorable) (Unfavorable)
(Dollars in Millions)   Dollars   Sales   Dollars   Sales     $ Change     % Change
                        -------   -----   -------   -----     --------     --------
---------------------------------------------------------------------------------------
Sales (Net)               $50.8             $46.5                  $4.3           9.1%
---------------------------------------------------------------------------------------
Gross Profit              $27.2    53.3%    $24.7    53.2%         $2.5           9.7%
---------------------------------------------------------------------------------------
Overhead                  $22.4    44.3%    $19.0    41.0%        ($3.4)        (18.4%)
---------------------------------------------------------------------------------------
Restructuring              $1.5     2.6%        -       -         ($1.5)            -
---------------------------------------------------------------------------------------
Operating Profit           $3.3     6.4%     $5.7    12.2%        ($2.4)        (42.9%)
---------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in the first quarter of fiscal 2008 from the comparable quarter of fiscal 2007 was comprised of increases of $5.3 million, or 39%, in database access transaction fee revenue, including ASP directory assistance, $2.6 million, or 19%, in the Maintech division's IT maintenance, partially offset by a decrease of $3.6 million, or 19%, in projects and other income. The increase in transaction fee revenue for the current quarter included $6.2 million from the new LSSi operations (enterprise data transactions) acquired in September 2007. The remaining telco transaction fee revenue which decreased from new and existing customers by $0.9 million, or 6%, from the comparable quarter was due to a transaction volume decrease of 2%, and selected unit price decreases. The increase in Maintech sales included new customers with $1.0 million in sales for the current quarter. The decrease in project and other revenue was due to the completion of a few large projects in Europe in the first quarter of fiscal 2007.

The decreased operating profit was due to the increase in overhead in dollars and as a percentage of sales and the restructuring charge, partially offset by the increase in sales and the slight increase in gross margin percentage. The increased gross profit percentage was a result of the increased database access fees from newly acquired LSSi, partially offset by the reduction in project margins in Europe. The increased overhead cost is primarily due to the inclusion of the LSSi operation (including the related intangible amortization costs) and the restructuring charge is a result of the foreign and domestic personnel downsizing as a result of the acquisition.

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


GENERAL CORPORATE EXPENSES
--------------------------

General corporate expenses decreased by $1.4 million, or 13%, to $8.9 million in the first quarter of fiscal 2008. This decrease was primarily due to a reduction in amortization of the Corporate enterprise resource planning system software and decreased communication costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JANUARY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JANUARY 28, 2007--Continued

RESULTS OF OPERATIONS--OTHER
----------------------------

                                       Three Months Ended
                                       ------------------
                               January 27, 2008  January 28, 2007
                               ----------------  ----------------
Other                                    % of              % of     Favorable     Favorable
-----                                     Net               Net   (Unfavorable) (Unfavorable)
(Dollars in Millions)          Dollars   Sales   Dollars   Sales     $ Change      % Change
                               -------   -----   -------   -----     --------      --------
----------------------------------------------------------------------------------------------
Selling & Administrative         $25.1     4.2%    $23.9     4.4%        ($1.2)         (5.0%)
----------------------------------------------------------------------------------------------
Depreciation & Amortization       $9.9     1.7%     $9.6     1.7%        ($0.3)         (2.7%)
----------------------------------------------------------------------------------------------
Restructuring                     $1.5     0.3%        -       -         ($1.5)            -
----------------------------------------------------------------------------------------------
Interest Income                   $1.3     0.2%     $1.2     0.2%         $0.1           7.3%
----------------------------------------------------------------------------------------------
Other Expense                    ($1.7)   (0.3%)   ($1.5)   (0.3%)       ($0.2)        (11.4%)
----------------------------------------------------------------------------------------------
Foreign Exchange Loss            ($0.3)   (0.1%)   ($0.1)      -         ($0.2)       (255.2%)
----------------------------------------------------------------------------------------------
Interest Expense                 ($1.6)   (0.3%)   ($0.6)   (0.1%)       ($1.0)       (158.3%)
----------------------------------------------------------------------------------------------

The changes in other items affecting the results of operations for the first quarter of fiscal 2008 as compared to the comparable 2007 quarter, discussed on a consolidated basis, were:

The increase in selling and administrative expenses in the current quarter from the comparable 2007 fiscal quarter was primarily the result of increased salaries, professional fees and provision for bad debts, partially offset by reduced communication costs.

The increase in depreciation and amortization in the current quarter from the comparable 2007 fiscal quarter was attributable to increases in amortization of intangibles in the Computer Systems segment due to acquisitions in fiscal 2007, partially offset by a reduction in amortization of the Corporate enterprise resource planning system software.

Interest income increased due to interest earned on premium deposits held by insurance companies, partially offset by reduced cash equivalents invested.

The increase in other expense was primarily due to an increase in securitization fees from an additional amount of accounts receivable sold under the Company's Securitization Program.

Interest   expense   increased  due  to  additional   borrowings  used  to  fund
acquisitions.

The Company's effective tax benefit rate on its financial reporting pre-tax loss was 37.1% in the first quarter of fiscal 2008 compared to an effective tax provision rate of 39.4% on its financial reporting pre-tax income in the comparable quarter in fiscal 2007. The decrease in the effective rate was principally due to the limitation on the use of foreign tax credits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents, increased by $3.7 million to $44.1 million in the three months ended January 27, 2008.

Operating activities provided $16.0 million of cash in the first three months of fiscal 2008. In the comparable fiscal 2007 period, operating activities provided $9.2 million in cash.

Operating activities in the first three months of fiscal 2008, exclusive of changes in operating assets and liabilities, used $5.6 million of cash, as the Company's net loss of $13.2 million included non-cash charges primarily for depreciation and amortization of $9.9 million, accounts receivable provisions of $5.7 million and a deferred tax benefit of $8.1 million. Operating activities in the first three months of fiscal 2007, exclusive of changes in operating assets and liabilities, produced $10.6 million of cash, as the Company's net income of $0.7 million included non-cash charges primarily for depreciation and amortization of $9.6 million, accounts receivable provisions of $1.1 million and a deferred tax benefit of $0.6 million.

Changes in operating assets and liabilities produced $21.6 million of cash, net, in the first three months of fiscal 2008 principally due to a decrease in the level of accounts receivable of $38.2 million and a decrease in the level of inventory, primarily in the Telecommunications Services segment, of $19.5 million offset by a reduction in securitization of receivables of $20.0 million and a decrease in accounts payable of $17.5 million. Changes in operating assets and liabilities used $1.4 million of cash, net, in the first three months of fiscal 2007 principally due to a reduction in securitization of receivables of $50.0 million substantially offset by a decrease in the level of accounts receivable of $31.0 million and an increase in deferred income and other liabilities of $17.0 million.

The $7.2 million of cash applied to investing activities for the first three months of fiscal 2008 resulted primarily from the expenditures of $7.2 million for net additions to property, plant and equipment. The $7.0 million of cash applied to investing activities for the first three months of fiscal 2007 resulted from the expenditures of $6.8 million for net additions to property, plant and equipment and $0.2 million for acquisitions.

The principal factors in the $6.4 million of cash used by financing activities in the first three months of fiscal 2008 were a payment of $8.1 million for the purchase of treasury shares partially offset by an increase in notes payable of $1.8 million. The principal factors in the $31.2 million of cash provided by financing activities in the first three months of fiscal 2007 were an increase in notes payable of $38.8 million and cash provided from exercises of stock options totaling $0.3 million partially offset by a payment of $8.0 million for the purchase of treasury shares.

Commitments
-----------

There has been no material change through January 27, 2008 in the Company's contractual obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Off-Balance Sheet Financing
---------------------------

The Company has no off-balance sheet financing arrangements, as that term has meaning in Item 303(a) (4) of Regulation S-K.

Securitization Program
----------------------

The Company has a $200.0 million accounts receivable securitization program ("Securitization Program"), which expires in April 2009. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At January 27, 2008, TRFCO had purchased from Volt Funding a participation interest of $100.0 million out of a pool of approximately $239.9 million of receivables.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Securitization Program--Continued
----------------------

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold, the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization or a default occurring and continuing on indebtedness for borrowed money of at least $5.0 million. At January 27, 2008, the Company was in compliance with all requirements of its Securitization Program.

Credit Lines
------------

At January 27, 2008, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit of up to an aggregate of $148.9 million, including the Company's $40.0 million secured, syndicated revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $100.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility") The Company had total outstanding bank borrowings of $86.0 million. Included in these borrowings were $16.4 million of foreign currency borrowings of which $13.6 million provide economic hedges against devaluation in foreign denominated assets.

Credit Agreement
----------------

The Credit Agreement established a secured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit. Borrowings by subsidiaries are limited to $25.0 million in the aggregate. At January 27, 2008, the Company had no outstanding borrowings against this facility. The administrative agent for the Credit Facility is JPMorgan Chase Bank, N.A. The other banks participating in the Credit Facility are Mellon Bank, N.A., Wells Fargo Bank, N.A., Lloyds TSB Bank PLC and Bank of America, N.A.

Borrowings under the Credit Agreement are to bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Additionally, interest and the facility fees can be increased or decreased upon a change in the rating of the facility as provided by a nationally recognized rating agency. The Credit Agreement requires the maintenance of specified accounts receivable collateral in excess of any outstanding borrowings. Based upon the Company's leverage ratio and debt rating at January 27, 2008, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 4.1% per annum, excluding a fee of 0.3% per annum paid on the entire facility.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior fiscal year; and a requirement that the Company maintain a ratio of EBIT, as defined, to interest expense, as defined, of 1.25 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the incurrence of additional liens, sales of assets, the level of annual capital expenditures, and the amount of investments, including business acquisitions and investments in joint ventures, and loans that may be made by the Company and its subsidiaries. The Company was not in compliance with one covenant at January 27, 2008. A waiver of this covenant was not required as the Credit Agreement, which was due to expire in April 2008, was cancelled and replaced with a new $42.0 million five-year unsecured revolving facility on February 28, 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

The Company is liable on all loans made to it and all letters of credit issued at its request, and is jointly and severally liable as to loans made to subsidiary borrowers. However, unless also a guarantor of loans, a subsidiary borrower is not liable with respect to loans made to the Company or letters of credit issued at the request of the Company, or with regard to loans made under the Credit Agreement to any other subsidiary borrower. Five subsidiaries of the Company are guarantors of all loans made to the Company or to subsidiary borrowers under the Credit Facility. At January 27, 2008, four of those guarantors had pledged approximately $42.0 million of accounts receivable, other than those in the Securitization Program, as collateral for the guarantee obligations. Under certain circumstances, other subsidiaries of the Company also may be required to become guarantors under the Credit Facility.


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

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $100.0 million with a sublimit of $10.0 million on the issuance of letters of credit. At January 27, 2008, $79.5 million was drawn on this facility, the majority of which was used to finance the acquisition of LSSi. Certain rate options, as well as the commitment fee, are based on a leverage ratio, as defined, which resets on a quarterly basis. Based upon Volt Delta's leverage ratio at January 27, 2008, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 5.0% per annum. Volt Delta also pays a commitment fee on the unused portion of the Delta Credit Facility which varies based on Volt Delta's leverage ratio. At January 27, 2008, the commitment fee was 0.3% per annum.

The Delta Credit Facility provides for the maintenance of various financial ratios and covenants, including, among other things, a total debt to EBITDA ratio, as defined, which cannot exceed 2.0 to 1.0 on the last day of any fiscal quarter, a fixed charge coverage ratio, as defined, which cannot be less than
2.5 to 1.0 and the maintenance of a consolidated net worth, as defined. The Delta Credit Facility also imposes limitations on, among other things, incurrence of additional indebtedness or liens, the amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures. At January 27, 2008, Volt Delta was in compliance with all covenants in the Delta Credit Facility.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

New Accounting Pronouncements to be Effective in Fiscal 2008
------------------------------------------------------------

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB NO. 51" This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company is currently evaluating the impact of adopting this statement.


Related Party Transactions
--------------------------

During the first three months of fiscal 2008, the Company paid or accrued $0.2 million to the law firm of which Lloyd Frank, a director, is of counsel, for services rendered to the Company and expenses reimbursed.

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

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would increase or decrease its annual net interest expense and securitization costs by $1.2 million, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $14.0 million at January 27, 2008. This fair value was calculated by applying the appropriate fiscal year-end interest rate to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At January 27, 2008, the total market value of these investments was $5.1 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuates against the dollar, which may impact reported earnings. As of January 27, 2008, the total of the Company's net investment in foreign operations was $12.3 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of January 27, 2008, the Company had an outstanding foreign currency option contract in the nominal amount equivalent to $9.5 million, which approximated its net investment in foreign operations and is accounted for as a hedge under SFAS No. 52, "Foreign Currency Translation". The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at January 27, 2008 by 10% would result in a pretax gain of $1.2 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at January 27, 2008 by 10% would result in a pretax loss of $0.7 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at January 27, 2008. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

Interest Rate Market Risk             Payments Due By Period as of January 27, 2008
-------------------------             ---------------------------------------------
                                                Less than     1-3       3-5    After 5
                                      Total      1 Year      Years     Years    Years
                                    ----------  ---------  ---------  -------  --------
                                               (Dollars in thousands of US$)
Cash and Cash Equivalents and
-----------------------------
 Restricted Cash
 ---------------
Money Market and Cash Accounts        $66,635    $66,635
Weighted Average Interest Rate           3.49%      3.49%
                                    ----------  ---------
Total Cash, Cash Equivalents and
 Restricted Cash                      $66,635    $66,635
                                    ==========  =========


Securitization Program
----------------------
Accounts Receivable Securitization   $100,000   $100,000
Finance Rate                             6.07%      6.07%
                                    ----------  ---------
Securitization Program               $100,000   $100,000
                                    ==========  =========


Debt
----
Term Loan                             $12,703       $521     $1,179   $1,388    $9,615
Interest Rate                             8.2%       8.2%       8.2%     8.2%      8.2%


Notes Payable to Banks                $86,037    $86,037
Weighted Average Interest Rate           5.56%      5.56%         -        -         -
                                    ----------  ---------  ---------  -------  --------

Total Debt                            $98,740    $86,558     $1,179   $1,388    $9,615
                                    ==========  =========  =========  =======  ========

Foreign Exchange Market Risk
----------------------------

                                                 Contract Values
                                                 ---------------

                                      Contract                       Fair Value
                                      Exchange           Less than     Option
                                        Rate     Total     1 Year    Premium (1)
                                      --------- -------- ---------  ------------
                                              (Dollars in thousands of U.S. $)

Option Contracts
----------------

Canadian $ to U.S.$                       1.05   $9,524    $9,524          $227
                                                -------- ---------  ------------

Total Option Contracts                           $9,524    $9,524          $227
                                                ======== =========  ============

(1) Represents the fair value of the foreign contracts at January 27, 2008.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company's management is responsible for maintaining adequate internal controls over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting.

The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of January 27, 2008 under the supervision and with the participation of the Company's management, including the Company's President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation, management concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company and its subsidiaries is made known to them on a timely basis.

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


                                                 VOLT INFORMATION SCIENCES, INC.
                                                          (Registrant)

Date: March 12, 2008
                                                 By: /s/ Jack Egan
                                                     ---------------------------
                                                     Jack Egan
                                                     Senior Vice President and
                                                     Principal Financial Officer

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