Form 10-Q
period 2008-04-27
VOLT INFORMATION SCIENCES, INC.
filed 2008-06-06
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                       --
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

For the Six Months Ended April 27, 2008.

       Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File No. 1-9232


                         VOLT INFORMATION SCIENCES, INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          New York                                            13-5658129
-------------------------------                         -----------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

560 Lexington Avenue, New York, New York                  10022
----------------------------------------                -----------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code:     (212) 704-2400

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
     Large Accelerated Filer  _____          Accelerated Filer          __X__
     Non-Accelerated Filer    _____          Smaller Reporting Company  _____

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

The number of shares of the registrant's common stock, $.10 par value, outstanding as of June 2, 2008 was 22,001,541.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations (Unaudited) -
           Six Months and Three Months Ended April 27, 2008 and April 29, 2007         3

           Condensed Consolidated Balance Sheets -
           April 27, 2008 (Unaudited) and October 28, 2007                             4

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
           Six Months Ended April 27, 2008 and April 29, 2007                          5

           Notes to Condensed Consolidated Financial Statements                        7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                  20

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                 50

Item 4.    Controls and Procedures                                                    53


PART II - OTHER INFORMATION

Item 1A.   Risk Factors                                                               53

Item 4.    Submissions of Matters to a Vote of Security Holders                       54

Item 6.    Exhibits                                                                   55

SIGNATURE                                                                             55

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                  Six Months Ended               Three Months Ended
                                                                  ----------------               ------------------
                                                              April 27,       April 29,       April 27,       April 29,
                                                                   2008            2007            2008            2007
                                                             ----------      ----------      ----------      ----------
                                                                      (In thousands, except per share amounts)

NET SALES                                                    $1,211,473      $1,117,001        $620,980        $568,202

COST AND EXPENSES:
  Cost of sales                                               1,149,380       1,034,583         576,641         521,501
  Selling and administrative                                     51,690          48,934          26,610          25,052
  Restructuring costs                                             1,504               -               -               -
  Depreciation and amortization                                  19,962          19,111          10,106           9,510
                                                             ----------      ----------      ----------      ----------
                                                              1,222,536       1,102,628         613,357         556,063
                                                             ----------      ----------      ----------      ----------

OPERATING (LOSS) INCOME                                         (11,063)         14,373           7,623          12,139

OTHER INCOME (EXPENSE):
  Interest income                                                 2,556           2,588           1,254           1,375
  Other expense, net                                             (3,214)         (3,167)         (1,507)         (1,635)
  Foreign exchange loss, net                                       (354)           (453)            (45)           (366)
  Interest expense                                               (3,183)         (1,489)         (1,561)           (861)
                                                             ----------      ----------      ----------      ----------
  (Loss) income before minority interest and income taxes       (15,258)         11,852           5,764          10,652

Minority interest                                                    77               -              44               -
                                                             ----------      ----------      ----------      ----------


(Loss) income before income taxes                               (15,181)         11,852           5,808          10,652
Income tax benefit (provision)                                    5,343          (4,732)         (2,438)         (4,259)
                                                             ----------      ----------      ----------      ----------

NET (LOSS) INCOME                                               ($9,838)         $7,120          $3,370          $6,393
                                                             ==========      ==========      ==========      ==========


                                                                                  Per Share Data
                                                                                  --------------

Net (loss) income per share - basic and diluted                  ($0.44)          $0.31           $0.15           $0.28
                                                                 ======          ======          ======          ======

Weighted average number of shares - basic                        22,146          23,171          21,991          23,181
                                                                 ======          ======          ======          ======

Weighted average number of shares - diluted                      22,146          23,221          22,016          23,232
                                                                 ======          ======          ======          ======

                      See accompanying notes to condensed consolidated financial statements (unaudited).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                              April 27, 2008     October 28, 2007
                                                                                 (Unaudited)            (Audited)
                                                                                 -----------            ---------
ASSETS                                                                         (In thousands, except share amounts)
CURRENT ASSETS
  Cash and cash equivalents                                                          $47,417              $40,398
  Restricted cash                                                                     33,746               25,482
  Short-term investments                                                               5,189                5,624
  Trade accounts receivable, net of allowances of $6,269 (2008) and
   $5,236 (2007)                                                                     399,615              417,115
  Inventories, net of allowances of $14,050 (2008) and $4,445 (2007)                  48,268               59,950
  Recoverable income taxes                                                            10,518                    -
  Deferred income taxes                                                               12,130                9,629
  Prepaid insurance and other assets                                                  33,485               39,927
                                                                                 -----------          -----------
TOTAL CURRENT ASSETS                                                                 590,368              598,125

Property, plant and equipment, net                                                    75,010               74,709
Insurance and other assets                                                             3,352                6,648
Deferred income taxes                                                                  8,776                8,125
Goodwill                                                                             102,404               98,715
Other intangible assets, net                                                          50,367               53,829
                                                                                 -----------          -----------

TOTAL ASSETS                                                                        $830,277             $840,151
                                                                                 ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks                                                             $78,117              $84,111
  Current portion of long-term debt                                                      656                  510
  Accounts payable                                                                   223,741              214,799
  Accrued wages and commissions                                                       59,433               64,049
  Accrued taxes other than income taxes                                               25,805               22,440
  Accrued insurance and other accruals                                                31,843               32,715
  Deferred income and other liabilities                                               43,041               33,785
  Income taxes payable                                                                     -                4,822
                                                                                 -----------          -----------
TOTAL CURRENT LIABILITIES                                                            462,636              457,231

Long-term debt                                                                        12,416               12,316
Deferred income                                                                        2,505                    -
Income taxes payable                                                                     937                    -
Deferred income taxes                                                                 17,359               18,025

Minority interest                                                                        799                   43

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none
  Common stock, par value $.10; Authorized--120,000,000 shares; issued                     -                    -
   --23,498,103 shares (2008) and 23,480,103 (2007)                                    2,350                2,348
  Paid-in capital                                                                     50,973               50,740
  Retained earnings                                                                  309,017              319,688
  Accumulated other comprehensive income                                               2,266                2,660
                                                                                 -----------          -----------
                                                                                     364,606              375,436
  Less treasury stock--1,496,562 shares (2008) and 1,048,966 shares (2007),
   at cost                                                                           (30,981)             (22,900)
                                                                                 -----------          -----------
TOTAL STOCKHOLDERS' EQUITY                                                           333,625              352,536
                                                                                 -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $830,277             $840,151
                                                                                 ===========          ===========

                      See accompanying notes to condensed consolidated financial statements (unaudited).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                                     Six Months Ended
                                                                                     ----------------
                                                                                 April 27,       April 29,
                                                                                      2008            2007
                                                                                ----------      ----------
                                                                                      (In thousands)

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net (loss) income                                                                  ($9,838)         $7,120
Adjustments to reconcile net (loss) income to cash provided by operating activities:
    Depreciation and amortization                                                   19,962          19,111
    Accounts receivable provisions                                                   2,943           1,343
    Minority interest                                                                  (77)              -
    Loss on dispositions of property, plant and equipment                               30              27
    Loss on foreign currency translation                                               105              23
    Deferred income tax benefit                                                     (7,126)         (2,090)
    Share-based compensation expense related to employee stock options                  29              31
    Excess tax benefits from share-based compensation                                  (12)           (110)
    Changes in operating assets and liabilities, net of assets acquired :
    Accounts receivable                                                             (5,093)          3,449
    Increase (reduction) in securitization of accounts receivable                   20,000         (50,000)
    Inventories                                                                     11,682          (6,031)
    Prepaid insurance and other current assets                                       9,410            (518)
    Insurance and other long-term assets                                               106             516
    Accounts payable                                                                   466          15,838
    Accrued expenses                                                                (3,012)          3,342
    Deferred income and other liabilities                                           11,096          16,434
    Income taxes                                                                   (12,622)         (7,489)
                                                                                ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           38,049             996
                                                                                ----------      ----------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                                     Six Months Ended
                                                                                     ----------------
                                                                                 April 27,       April 29,
                                                                                      2008            2007
                                                                                ----------      ----------

                                                                                      (In thousands)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Sales of investments                                                                  $997            $697
Purchases of investments                                                            (1,100)           (812)
Increase in restricted cash                                                         (8,264)         (1,594)
Increase in payables related to restricted cash                                      8,264           1,594
Acquisition                                                                           (873)           (225)
Proceeds from disposals of property, plant and equipment, net                           60             206
Purchases of property, plant and equipment                                         (15,853)        (12,682)
                                                                                ----------      ----------

NET CASH USED IN INVESTING ACTIVITIES                                              (16,769)        (12,816)
                                                                                ----------      ----------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                                             (249)           (230)
Cash in lieu of fractional shares                                                        -             (18)
Exercises of stock options                                                             166             345
Excess tax benefits from share-based compensation                                       12             110
Purchase of treasury shares                                                         (8,081)         (7,950)
(Decrease) increase in notes payable to banks                                       (6,189)         28,137
                                                                                ----------      ----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                (14,341)         20,394
                                                                                ----------      ----------

Effect of exchange rate changes on cash                                                 80          (1,097)
                                                                                ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            7,019           7,477

Cash and cash equivalents, beginning of period                                      40,398          38,481
                                                                                ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $47,417         $45,958
                                                                                ==========      ==========

SUPPLEMENTAL INFORMATION
  Cash paid during the period:
    Interest expense                                                                $3,336          $1,305
    Income taxes                                                                   $15,541         $14,978

                      See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at April 27, 2008 and consolidated results of operations for the six and three months ended and consolidated cash flows for the six months ended April 27, 2008 and April 29, 2007.

Effective October 29, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was no material impact on the Company's consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2007. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

NOTE B--Securitization Program

The Company has a $200.0 million accounts receivable securitization program ("Securitization Program"), which expires in April 2009. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At April 27, 2008, TRFCO had purchased from Volt Funding a participation interest of $140.0 million out of a pool of approximately $263.6 million of receivables.

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

The Company accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Transfers and Servicing of Financial Assets, an amendment of SFAS No. 140." At the time a participation interest in the receivables is sold, the receivable representing that interest is removed from the condensed consolidated balance sheet (no debt is recorded) and the proceeds from the sale are reflected as cash provided by operating activities. Losses and expenses associated with the transactions, primarily related to discounts incurred by TRFCO on the issuance of its commercial paper, are charged to the consolidated statement of operations.

The Company incurred charges in connection with the sale of receivables under the Securitization Program, of $2.8 million and $1.3 million in the six and three months ended April 27, 2008, respectively, compared to $2.2 million and $0.9 million in the six and three months ended April 29, 2007, which are included in Other Expense in the consolidated statement of operations. The equivalent cost of funds in the Securitization Program was at the rate of 4.5% per annum and 6.0% per annum in the six-month 2008 and 2007 fiscal periods, respectively. The Company's carrying retained interest in the receivables approximated fair value due to the relatively short-term nature of the receivable collection period. In addition, the Company performed a sensitivity analysis, changing various key assumptions, which also indicated the retained interest in receivables approximated fair value.

At April 27, 2008 and October 28, 2007, the Company's carrying retained interest in a revolving pool of receivables was approximately $122.8 million and $143.8 million, respectively, net of a service fee liability, out of a total pool of approximately $263.6 million and $264.9 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $140.0 million and $120.0 million at April 27, 2008 and October 28, 2007, respectively. Accordingly, the trade accounts receivable included on the April 27, 2008 and October 28, 2007 balance sheets were reduced to reflect the participation interest sold of $140.0 million and $120.0 million, respectively.

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold or the Company failing to maintain a long-term debt rating of "B" or better, or the equivalent thereof, from a nationally recognized rating organization. At April 27, 2008, the Company was in compliance with all requirements of the Securitization Program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE C--Inventories

Inventories of accumulated unbilled costs, principally work in process, and materials, net of related reserves, by segment are as follows:

                                                April 27,      October 28,
                                                     2008             2007
                                              -----------      -----------
                                                     (In thousands)

Telephone Directory                               $11,772           $9,650
Telecommunications Services                        28,311           43,162
Computer Systems                                    8,185            7,138
                                              -----------      -----------
Total                                             $48,268          $59,950
                                              ===========      ===========

The cumulative amounts billed under service contracts at April 27, 2008 and October 28, 2007 of $24.6 million and $13.9 million, respectively, are credited against the related costs in inventory. In addition, inventory reserves at April 27, 2008 and October 28, 2007 of $14.1 million and $4.4 million, respectively, are credited against the related costs in inventory. The increase in reserves is the result of a reserve established during the first quarter for certain costs included in inventory related to work performed and for additional costs expected to be incurred to complete that work under an installation contract in the Telecommunications Services segment.

NOTE D--Short-Term Borrowings

At April 27, 2008, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit of up to an aggregate of $153.9 million, including the Company's $42.0 million five-year unsecured revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $100.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility"). The Company had total outstanding bank borrowings of $78.1 million as of April 27, 2008. Included in these borrowings were $16.1 million of foreign currency borrowings which provide economic hedges against foreign denominated net assets.

Credit Agreement
----------------

On February 28, 2008, the Company entered into the Credit Agreement to replace the Company's then expiring $40.0 million secured credit agreement with a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit and $25.0 million for borrowing in alternative currencies. At April 27, 2008, the Company had no borrowings against this facility. The administrative agent for the Credit Facility is Bank of America, N.A. The other banks participating in the Credit Facility are JP Morgan Chase Bank, N.A. as syndicated agent, Wells Fargo Bank, N.A.and HSBC Bank USA, N.A.

Borrowings under the Credit Agreement bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Based upon the Company's leverage ratio at April 27, 2008, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.8% per annum, excluding a fee of 0.3% per annum paid on the entire facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE D--Short-Term Borrowings--Continued

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on total funded debt to EBITDA of 3.0 to 1.0; and a requirement that the Company maintain a minimum ratio of EBITDA, as defined, to interest expense, as defined, of 4.0 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the level of annual capital expenditures, and the amount of investments, including business acquisitions and mergers, and loans that may be made by the Company to its subsidiaries.

Delta Credit Facility
---------------------

In December 2006, Volt Delta entered into the Delta Credit Facility, which expires in December 2009, with Wells Fargo, N.A. as the administrative agent and arranger, and as a lender thereunder. Wells Fargo and two of the other three lenders under the Delta Credit Facility, Bank of America, N.A. and JPMorgan Chase, also participate in the Company's $42.0 million revolving Credit Facility. Neither the Company nor Volt Delta guarantees each other's facility but certain subsidiaries of each are guarantors of their respective parent company's facility.

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $100.0 million with a sublimit of $10.0 million on the issuance of letters of credit. At April 27, 2008, $71.4 million was drawn on this facility. Certain interest rate options, as well as the commitment fee, are based on a leverage ratio, as defined, which resets quarterly. Based upon Volt Delta's leverage ratio at April 27, 2008, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 4.3% per annum. Volt Delta also pays a commitment fee on the unused portion of the Delta Credit Facility which varies based on Volt Delta's leverage ratio. At April 27, 2008, the commitment fee was 0.3% per annum.

The Delta Credit Facility provides for the maintenance of various financial ratios and covenants, including, among other things, a total debt to EBITDA ratio, as defined, which cannot exceed 2.0 to 1.0 on the last day of any fiscal quarter, a fixed charge coverage ratio, as defined, which cannot be less than
2.5 to 1.0 for the twelve months ended as of the last day of each fiscal quarter and the maintenance of a consolidated net worth, as defined. The Delta Credit Facility also imposes limitations on, among other things, incurrence of additional indebtedness or liens, the amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE E--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:
                                                April 27,      October 28,
                                                     2008             2007
                                              -----------      -----------
                                                 (Dollars in thousands)
8.2% term loan (a)                                $12,577          $12,826
Note payable for an acquisition (b)                   495                -
                                              -----------      -----------
                                                   13,072           12,826
Less amounts due within one year                      656              510
                                              -----------      -----------
Total long-term debt                              $12,416          $12,316
                                              ===========      ===========

(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $12.6 million at April 27, 2008. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at April 27, 2008 of $10.0 million. The obligation is guaranteed by the Company.

(b) Represents the present value of a $0.6 million payment due in sixty monthly installments, discounted at 5% per annum.

NOTE F--Stockholders' Equity

Changes in the major components of stockholders' equity for the six months ended April 27, 2008 are as follows:

                                                        Common         Paid-In         Retained         Treasury
                                                         Stock         Capital         Earnings          Stock
                                                         -----         -------         --------          -----
                                                                       (In thousands)

Balance at October 28, 2007                              $2,348         $50,740         $319,688        ($22,900)
Options exercised - 18,000 shares                             2             204
Amortization of restricted stock and stock units                             13
Compensation expense - stock options                                         16
Change in fair value of minority interest                                                   (833)
Purchase of treasury shares                                                                               (8,081)
Net loss for the six months                                                               (9,838)
                                                      ---------       ---------        ---------       ---------
Balance at April 27, 2008                                $2,350         $50,973         $309,017        ($30,981)
                                                      =========       =========        =========       =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE F--Stockholders' Equity

Another component of stockholders' equity, the accumulated other comprehensive income, consists of cumulative unrealized foreign currency translation adjustments, net of taxes, gains of $2.3 million and $2.6 million at April 27, 2008 and October 28, 2007, respectively, and unrealized gains, net of taxes, of $19,000 and $89,000 in marketable securities at April 27, 2008 and October 28, 2007, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive (loss) income as follows:

                                                                  Six Months Ended               Three Months Ended
                                                                  ----------------               ------------------
                                                              April 27,       April 29,       April 27,       April 29,
                                                                   2008            2007            2008            2007
                                                             ----------      ----------      ----------      ----------
                                                                                   (In thousands)

Net (loss) income                                               ($9,838)         $7,120          $3,370          $6,393
Change in fair value of minority interest                          (833)              -            (783)              -
Foreign currency translation adjustments, net                      (324)            626             (52)            860
Unrealized (loss) gain on marketable securities, net                (70)              6             (27)            (17)
                                                             ----------      ----------      ----------      ----------
Comprehensive (loss) income                                    ($11,065)         $7,752          $2,508          $7,236
                                                             ==========      ==========      ==========      ==========


NOTE G--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                                  Six Months Ended               Three Months Ended
                                                                  ----------------               ------------------
                                                              April 27,       April 29,       April 27,       April 29,
                                                                   2008            2007            2008            2007
                                                             ----------      ----------      ----------      ----------
Denominator for basic earnings per share:
  Weighted average number of shares                          22,146,081      23,170,959      21,990,959      23,180,894

Effect of dilutive securities:
  Employee stock options                                              -          50,422          24,654          50,921
                                                             ----------      ----------      ----------      ----------

Denominator for diluted earnings per share:
  Adjusted weighted average number of shares                 22,146,081      23,221,381      22,015,613      23,231,815
                                                             ==========      ==========      ==========      ==========

Options to purchase 157,746 and 3,000 shares of the Company's common stock were outstanding at April 27, 2008 and April 29, 2007 respectively, but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.

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

Segment  operating  profit is  comprised  of segment  sales  less its  overhead, selling and administrative costs and depreciation, and excludes general corporate expenses, interest income earned by the Company on excess cash generated by its segments, interest expended on corporate debt necessary to finance the segments' operations and capital expenditures, fees related to sales of interests in accounts receivable, foreign exchange gains and losses and income taxes.

General corporate expenses consist of the Company's shared service centers, and include, among other items, enterprise resource planning, human resources, corporate accounting and finance, treasury, legal and executive functions. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions are included within general corporate expenses as they are not directly allocable to a specific segment.

Financial  data  concerning  the Company's  sales and segment  operating  profit
(loss) by reportable operating segment for the six and three months ended April 27, 2008 and April 29, 2007 are summarized in the table below.

During the six months ended April 27, 2008, consolidated assets decreased by $9.9 million primarily due to an increase in the use of the Company's
Securitization Program, as well as lower inventory, primarily in the Telecommunications Services segment, partially offset by recoverable income taxes and increases in cash and restricted cash.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE H--Segment Disclosures--Continued

                                                                  Six Months Ended               Three Months Ended
                                                                  ----------------               ------------------
                                                              April 27,       April 29,       April 27,       April 29,
                                                                   2008            2007            2008            2007
                                                             ----------      ----------      ----------      ----------
                                                                                   (In thousands)
Net Sales:
----------
Staffing Services
  Staffing                                                     $960,342        $924,005        $491,771        $468,910
  Managed Services                                              635,718         628,825         339,173         334,326
                                                             ----------      ----------      ----------      ----------
  Total Gross Sales                                           1,596,060       1,552,830         830,944         803,236
  Less: Non-Recourse Managed Services                          (608,542)       (602,532)       (325,230)       (319,887)
                                                             ----------      ----------      ----------      ----------
  Net Staffing Services                                         987,518         950,298         505,714         483,349
Telephone Directory                                              32,960          34,725          18,292          17,082
Telecommunications Services                                      96,443          48,550          49,240          27,169
Computer Systems                                                102,923          91,718          52,140          45,186
Elimination of intersegment sales                                (8,371)         (8,290)         (4,406)         (4,584)
                                                             ----------      ----------      ----------      ----------

Total Net Sales                                              $1,211,473      $1,117,001        $620,980        $568,202
                                                             ==========      ==========      ==========      ==========

Segment Operating Profit (Loss):
--------------------------------
Staffing Services                                               $11,694         $19,215          $6,225         $13,867
Telephone Directory                                               3,414           4,919           2,752           2,767
Telecommunications Services                                     (17,269)           (294)          1,896             383
Computer Systems                                                  8,610          10,707           5,358           5,013
                                                             ----------      ----------      ----------      ----------
Total Segment Operating Profit                                    6,449          34,547          16,231          22,030

General corporate expenses                                      (17,512)        (20,174)         (8,608)         (9,891)
                                                             ----------      ----------      ----------      ----------
Total Operating (Loss) Profit                                   (11,063)         14,373           7,623          12,139

Interest income and other (expense), net                           (658)           (579)           (253)           (260)
Foreign exchange loss, net                                         (354)           (453)            (45)           (366)
Interest expense                                                 (3,183)         (1,489)         (1,561)           (861)
                                                             ----------      ----------      ----------      ----------

(Loss) Income Before Minority Interest and Income Taxes        ($15,258)        $11,852          $5,764         $10,652
                                                             ==========      ==========      ==========      ==========

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

Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. As of April 27, 2008, the Company had an outstanding foreign currency option contracts in the nominal amount equivalent to $9.5 million, which approximated its net investment in foreign operations and is accounted for as a hedge under SFAS No. 52, "Foreign Currency Translation".

Restricted cash at April 27, 2008 and October 28, 2007 was $33.7 million and $25.5 million, respectively, to cover obligations that were reflected in accounts payable at that date. These amounts primarily related to certain contracts with customers, for which the Company manages the customers' alternative staffing requirements, including the payments to associate vendors.

NOTE J--Acquisition of Businesses

In March 2008, the Company acquired a staffing and consulting services provider in South America for $1.6 million, which is expected to complement existing services in the Staffing Services segment.

In September 2007, Volt Delta, the principal business unit of the Computer Systems segment, acquired LSSi Corp. ("LSSi") for $71.7 million and combined it and its DataServ division into LSSiData. The combination of Volt Delta's application development, integration and hosting expertise and LSSi's highly efficient data processing allows Volt Delta to serve a broader base of customers by aggregating the most current and accurate business and consumer information possible. Substantially all of the merger consideration was attributable to goodwill and other intangible assets.

The Company is presently valuing the transactions to determine the final allocation of the purchase price, which is subject to finalization of certain adjustments, and is expected to be completed before the end of the fourth quarter of fiscal 2008.

The above-mentioned acquisitions are accounted for under the purchase method of accounting at the date of acquisition at their fair values. The results of operations have been included in the consolidated statement of operations since the respective acquisition dates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE J--Acquisition of Businesses--Continued

The preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed of LSSi is as follows:

                                                  (In thousands)
         Cash                                              $679
         Accounts receivable                              5,836
         Prepaid expenses and other assets                  469
         Property, plant and equipment                    1,800
         Goodwill                                        49,782
         Intangible assets                               25,860
                                                      ---------
              Total Assets                               84,426
                                                      ---------

         Accounts payable                                (1,119)
         Other accrued expenses                          (3,912)
         Other liabilities                                 (144)
         Deferred income tax                             (7,595)
                                                      ---------
              Total Liabilities                         (12,770)
                                                      ---------

         Purchase price                                 $71,656
                                                      =========


In September 2007, the Company purchased for $1.5 million an 80% interest in an outsourcing and services provider that complements existing services in the Staffing Services segment. The Company and the 20%-owner have call and put rights related to ownership commencing in fiscal 2010. The Company estimated the fair value of the call/put and recorded a liability of $0.8 million as of April 27, 2008.

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


                                                  Pro Forma Results
                                        Six Months Ended    Three Months Ended
                                            April 29,           April 29,
                                                 2007                2007
                                           ----------          ----------
                                       (In thousands, except per share amounts)

Net Sales                                  $1,131,372            $575,425
                                           ==========          ==========
Operating income                              $16,978             $13,847
                                           ==========          ==========
Net income                                    $11,245              $7,855
                                           ==========          ==========

Earnings per share
Basic                                           $0.49               $0.34
                                           ==========          ==========
Diluted                                         $0.48               $0.34
                                           ==========          ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE K--Goodwill and Intangibles

Goodwill and intangibles with indefinite lives are subject to annual testing using fair value methodology. An impairment charge is recognized for the amount, if any, by which the carrying value of goodwill or an indefinite-lived intangible asset exceeds its estimated fair value. The test for goodwill, which is performed in the Company's second fiscal quarter, primarily uses comparable multiples of sales and EBITDA and other valuation methods to assist the Company in the determination of the fair value of the goodwill and the reporting units measured. The fiscal 2008 second quarter testing did not result in any impairment. The Company performed a sensitivity analysis on its annual goodwill impairment test by changing the sales and EBITDA factors used in its impairment analysis by 10% and noted no indicators of impairment.


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

The following table represents the balance of intangible assets:

                                                         April 27, 2008                   October 28, 2007
                                                         --------------                   ----------------
                                               Gross Carrying      Accumulated    Gross Carrying      Accumulated
                                                   Amount          Amortization       Amount          Amortization
                                                   ------          ------------       ------          ------------
                                                                            (In thousands)
     Customer relationships                           $44,398           $7,926           $44,398           $5,138
     Existing technology                               13,164            3,902            13,164            3,090
     Contract backlog                                   3,200            1,867             3,200            1,467
     Trade name (a)                                     2,016                -             2,016                -
     Reseller network                                     816              238               816              187
     Non-compete agreements and trademarks                975              269               325              208
                                                   ----------       ----------        ----------       ----------
     Total                                            $64,569          $14,202           $63,919          $10,090
                                                   ==========       ==========        ==========       ==========

     (a) Trade names have an indefinite life and are not amortized.

NOTE L--Primary Insurance Casualty Program

The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premium are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. At April 27, 2008, the Company's net prepaid for the outstanding plan years was $16.5 million compared to $26.0 million at October 28, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE M--Incentive Stock Plans

The Non-Qualified Option Plan adopted by the Company in fiscal 1995 terminated on May 16, 2005 except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at April 27, 2008 were granted at 100% of the market price on the date of grant and become fully vested within one to five years after the grant date.

As a result of adopting SFAS No. 123R, the Company recorded compensation expense of $9,000 and $29,000 for the six-month periods ended April 27, 2008 and April 29, 2007, respectively. Compensation expense is recognized in the selling and administrative expenses in the Company's statement of operations on a straight-line basis over the vesting periods. As of April 27, 2008, there was $17,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted average period of 0.7 years.

The intrinsic value of options exercised during the six-month period ended April 27, 2008 and April 29, 2007 was $0.1 and $0.6 million, respectively. The total cash received from the exercise of stock options was $0.2 million and $0.3 million in the six-month period ended April 27, 2008 and April 29, 2007, respectively and is classified as financing cash flows in the statement of cash flows. The actual tax benefit realized from the exercise of stock options for the six-month period ended April 27, 2008 and April 29, 2007 was $0.1 million and $0.2 million, respectively.

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

Compensation expense of $14,000 was recognized in selling and administrative expenses in the Company's condensed consolidated statement of operations for the six-month period ended April 27, 2008 on a straight-line basis over the vesting period for grants issued in fiscal 2007. As of April 27, 2008, there was $52,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted average period of two years.

On December 18, 2007, the Company granted to employees (i) 233,000 restricted stock units and (ii) non-qualified stock options to purchase 152,996 shares of the Company's common stock at $13.32 per share under the 2006 Plan. If certain net income targets are met in fiscal years 2007 through 2011, the restricted stock units begin to vest over a five-year period through 2016. Similarly, if certain net income targets are met in fiscal years 2008 through 2012, substantially all the stock options will vest over a four-year period and expire on December 17, 2017. For the six months ended April 27, 2008, no compensation expense was recognized on these grants.

There were no options granted during the three months ended April 27, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE N--Income Taxes

Effective October 29, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position and results of operations.

At October 29, 2007, the Company had a liability for unrecognized tax benefits of $0.9 million which includes an accrual of $0.1 million of related interest.

The Company's policy is that interest and penalties are recorded as a component of income tax expense.

The Company is subject to taxation in the US, various states and various foreign jurisdictions. With few exceptions, the Company is generally no longer subject to examination by the United States federal, state, local or non-U.S. income tax authorities for years before fiscal 2002. The following describes the open tax years, by major tax jurisdiction, as of October 29, 2007:

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

NOTE O--Restructuring

During the first quarter of fiscal 2008, the Company recorded a pre-tax restructuring charge of approximately $1.5 million ($0.9 million net of taxes, or $0.04 per share) related to the elimination of employee positions in Europe and North America. The workforce reduction at Volt Delta resulted from the integration of LSSiData into the segment's database access line of business. The restructuring charge consists of severance and termination benefits for the affected employees and is presented on a separate line item in the Company's condensed consolidated statement of operations. The restructuring charge was paid during the first six months of fiscal 2008.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization of Information
---------------------------

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

     o Non-GAAP Financial Measures - This section describes some of the information extracted from the consolidated financial statements that are not required by generally accepted accounting principles ("GAAP") to be presented in the financial statements.

     o Executive Overview - This section provides a general description of our business segments and provides a brief overview of the results of operations during the accounting period.

     o Consolidated Results of Operations - This section provides an analysis of the line items on the Statements of Operations for the current and comparative accounting periods.

     o Results of Operations by Segment - This section provides a summary of the results of operations by segment in tabular format and an analysis of the line items by segment for the current and comparative accounting periods.

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

     o Related Person Transactions - This section describes any business relationships, or transaction or series of similar transactions, between the Company and its directors, executive officers, shareholders (with a 5% or greater interest in the Company), or any entity in which an executive officer has more than a 10% equity ownership interest, as well as members of the immediate families of any of the foregoing persons during the first six months of fiscal year 2007 and 2008. Excluded from the transactions are employment compensation and directors' fees.

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

Non-GAAP Financial Measures
---------------------------

This report includes information extracted from consolidated financial information that is not required by generally accepted accounting principles ("GAAP") to be presented in the financial statements. Certain of this information is considered "non-GAAP financial measures" as defined by SEC rules. Some of these measures are as follows:

Gross profit for a segment is comprised of its total net sales less direct costs.

Segment or division operating profit is comprised of segment or division gross profit less its overhead, selling and administrative costs and depreciation, and has limitations as an analytical tool. It should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are due to the omission of: (a) general corporate expenses; (b) interest income earned by the Company on excess cash generated by its segments; (c) interest expended on corporate debt necessary to finance the segments' operations and capital expenditures; and (d) fees related to sales of interests in accounts receivable. Because of these limitations, segment or division operating profit (loss) should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

Overhead is comprised of indirect costs required to support each segment's operations, and is included in cost of sales in the statements of operations, along with selling and administrative and depreciation expenses, which are reflected separately in the statements of operations.

General corporate expenses are comprised of the Company's shared service centers, and include, among other items, enterprise resource planning, human resource, corporate accounting and finance, treasury, legal and executive functions. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions are included within general corporate expenses as they are not directly allocable to a specific segment.

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

          o Staffing Solutions provides a full spectrum of managed staffing, temporary/contract personnel employment, and workforce solutions. This functional area is comprised of the Technical Placement ("Technical") division and the Administrative and Industrial ("A&I") division. The employees and contractors on assignment are usually on the payroll of the Company for the length of their assignment and are then eligible to be re-assigned to another customer. This functional area also uses employees and subcontractors from other staffing providers ("associate vendors") when necessary. This functional area also provides direct placement services and, upon requests from customers, will allow the customer to convert the temporary employees to permanent customer positions. In addition, the Company's Recruitment Process Outsourcing ("RPO") services deliver end-to-end hiring solutions to customers. The Technical division provides skilled employees, such as computer and other IT
               specialties,   engineering,   design,  scientific  and  technical
               support. The A&I division provides administrative, clerical, office automation, accounting and financial, call center and light industrial personnel. Employee assignments in the Technical division usually last from weeks to months, while in the A&I division the assignments are generally shorter and in both divisions the employee is eligible to be re-assigned and the Company attempts to re-assign the employee as soon as possible.

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

In the six and three-month periods of fiscal 2008, the Company's consolidated net sales totaled $1.2 billion and $621.0 million and it had consolidated segment operating profits totaling $6.4 million and $16.2 million, respectively. The explanations by segment for the six and three-month periods are detailed below.

The Staffing Services segment, in addition to the factors noted above, was positively impacted by a continued increase in the use of contingent staffing in the Technical Placement division, as net sales increased by $37.2 million and $22.4 million, respectively, from the comparable 2007 fiscal periods. Despite the sales increases,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Executive Overview--Continued
------------------

operating profit of the segment for the six and three-month periods decreased by $7.5 million and $7.6 million from the comparable period in fiscal 2007 as gross margins decreased by 1.0 and 2.0 percentage points, respectively, with other costs remaining stable.

The Telephone Directory segment's sales decreased by $1.7 million for the six months, but increased $1.2 million for the current quarter, and its operating profit decreased by $1.5 million for the six months, while remaining flat for the current fiscal quarter from the comparable period of fiscal 2007. The decrease in operating profit for the six months of fiscal 2008 was predominantly due to the sales decreases and an increase in selling and administrative expense.

The Telecommunications Services segment sales increased by $47.8 million and $22.1 million, respectively, from the comparable periods in fiscal 2007; however, the operating loss increased by $17.0 million for the six months and the operating profit increased by $1.5 million for the current quarter. In late January 2008, the Company learned that it may not be reimbursed for certain costs under an installation contract and the Company has revalued its reserves to include this uncertainty. The increase in operating loss for the six months was due to the establishment of a $19.3 million reserve for certain costs included in inventory related to work performed and for additional costs expected to be incurred to complete that work under that contract.

The Computer Systems segment's sales increased by $11.2 million and $6.9 million, respectively, from the comparable periods in fiscal 2007, while its operating profit decreased by $2.1 million for the six months, but increased $0.3 million for the current quarter. The decrease in operating profit for the current six months was due to the increased overhead cost as a result of the acquisition of LSSi, which included $1.5 million of severance costs and increased amortization of intangible costs related to the acquisition.

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


SIX MONTHS ENDED APRIL 27, 2008 COMPARED
TO THE SIX MONTHS ENDED APRIL 29, 2007

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

Consolidated Results of Operations
----------------------------------

In the first six months of fiscal 2008, consolidated net sales increased by $94.5 million, or 9%, to approximately $1.2 billion, from the comparable period of fiscal 2007. The increase in the current period's net sales resulted from increases in Staffing Services of $37.2 million, Telecommunications Services of $47.8 million and Computer Systems of $11.2 million, partially offset by a decrease in Telephone Directory of $1.7 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 27, 2008 COMPARED
TO THE SIX MONTHS ENDED APRIL 29, 2007--Continued

Consolidated Results of Operations--Continued
----------------------------------

Cost of sales increased by $114.8 million, or 11%, to $1.1 billion, and was 95% of sales, in the six months of fiscal 2008 as compared to 93% of sales in the comparable period of fiscal 2007. In the first quarter of fiscal 2008, the Company learned that it may not be reimbursed for certain costs under an installation contract in the Telecommunications Services segment and the Company revalued its reserves to include this uncertainty. The increase in cost of sales as a percentage of sales is primarily due to the $19.3 million loss reserve established in the first quarter of fiscal 2008 for certain costs included in inventory related to work performed and for additional costs expected to be incurred to complete that work under that contract. The acquisition of LSSi within the Computer Systems segment in September 2007 increased cost of sales by $6.2 million, but it did not increase the cost of sales percentage. Excluding the reserve established in the Telecommunications Services segment, cost of sales in the current six months would have been 93% of sales, as it was in the comparable period of fiscal 2007.

Selling and administrative costs increased by $2.8 million, or 6%, in the current six-month period from the comparable period in fiscal 2007, but decreased as a percentage of sales to 4.3% from 4.4% in the comparable period.

Depreciation and amortization increased by $0.9 million, or 4%, in the current six-month period from the comparable period in fiscal 2007, and was 2% of sales, as it was in the comparable period. The increase in depreciation and amortization in the current six months from the comparable 2007 fiscal period was attributable to increases in amortization of intangibles in the Computer Systems segment due to acquisitions in fiscal 2007, partially offset by a reduction in amortization of the corporate enterprise resource planning system.

The Company reported an operating loss of $11.1 million in the current six months, as compared to an operating profit of $14.3 million in the comparable period of fiscal 2007 due to a decrease in segment operating profit of $28.1 million, or 81%, partially offset by a decrease of $2.7 million, or 13%, in general corporate expenses. The decrease in segment operating results was attributable to the decreased operating profits of the Telecommunications Services segment of $17.0 million, the Staffing Services segment of $7.5 million, the Computer Systems segment of $2.1 million and the Telephone Directory segment of $1.5 million.

Interest expense increased by $1.7 million, or 114%, in the current six months over the comparable period in fiscal 2007. The increase was due to additional borrowings used to fund the 2007 acquisitions and for working capital requirements.

The Company's effective tax benefit rate on its financial reporting pre-tax loss was 35.2% in the six months of fiscal 2008 compared to an effective tax provision rate of 39.9% on its financial reporting pre-tax income in the comparable period in fiscal 2007.

The net loss in the six months of fiscal 2008 was $9.8 million compared to a net income of $7.1 million in the comparable period of fiscal 2007.

Results of Operations by Segment
--------------------------------

The following two tables reconcile the operating profit by segment to the consolidated statements of operations for the six months ended April 27, 2008 and April 29, 2007:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 27, 2008 COMPARED
TO THE SIX MONTHS ENDED APRIL 29, 2007--Continued

                                                 Six Months Ended April 27, 2008
                                                 -------------------------------
                                                      (Dollars in Millions)

                                               Staffing     Telephone   Telecommunications   Computer      Corporate &
                                     Total     Services     Directory        Services         Systems     Eliminations
                                     -----     --------     ---------        --------         -------     ------------
Net Sales                         $1,211.4       $987.5       $33.0            $96.4           $102.9         ($8.4)

Direct Costs                         978.0        836.8        17.2             85.6             46.8          (8.4)
Overhead                             171.3        109.8         3.1             26.6             31.8             -
                                  --------     --------    --------         --------         --------      --------
Cost of Sales                      1,149.3        946.6        20.3            112.2             78.6          (8.4)

Selling & Administrative              51.7         22.3         8.4              0.2              4.6          16.2
Restructuring                          1.5            -           -                -              1.5             -
Depreciation                          20.0          6.9         0.9              1.3              9.6           1.3
                                  --------     --------    --------         --------         --------      --------

Operating (loss) profit              (11.1)        11.7         3.4            (17.3)             8.6         (17.5)
Interest income                        2.6            -           -                -                -           2.6
Other expense, net                    (3.2)           -           -                -                -          (3.2)
Foreign exchange                      (0.4)           -           -                -                -          (0.4)
Interest expense                      (3.2)           -           -                -                -          (3.2)
                                  --------     --------    --------         --------         --------      --------
(Loss) income before
 minority interest and
 income taxes                       ($15.3)       $11.7        $3.4           ($17.3)            $8.6        ($21.7)
                                  ========     ========    ========         ========         ========      ========

                                                 Six Months Ended April 29, 2007
                                                 -------------------------------
                                                      (Dollars in Millions)

                                               Staffing     Telephone   Telecommunications   Computer      Corporate &
                                     Total     Services     Directory        Services         Systems     Eliminations
                                     -----     --------     ---------        --------         -------     ------------
Net Sales                         $1,117.0       $950.3       $34.7            $48.6            $91.7         ($8.3)

Direct Costs                         887.0        795.7        17.7             37.5             44.4          (8.3)
Overhead                             147.6        108.2         3.4             10.3             25.7             -
                                  --------     --------    --------         --------         --------      --------
Cost of Sales                      1,034.6        903.9        21.1             47.8             70.1          (8.3)

Selling & Administrative              49.0         20.9         7.7              0.2              3.2          17.0
Depreciation                          19.1          6.3         1.0              0.9              7.7           3.2
                                  --------     --------    --------         --------         --------      --------

Operating profit (loss)               14.3         19.2         4.9             (0.3)            10.7         (20.2)
Interest income                        2.6            -           -                -                -           2.6
Other expense, net                    (3.1)           -           -                -                -          (3.1)
Foreign exchange                      (0.5)           -           -                -                -          (0.5)
Interest expense                      (1.5)           -           -                -                -          (1.5)
                                  --------     --------    --------         --------         --------      --------
Income (loss) income before
 minority interest and
 income taxes                        $11.8        $19.2        $4.9            ($0.3)           $10.7        ($22.7)
                                  ========     ========    ========         ========         ========      ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 27, 2008 COMPARED
TO THE SIX MONTHS ENDED APRIL 29, 2007--Continued

Staffing Services
-----------------

                                                            Six Months Ended
                                                            ----------------
                                                April 27, 2008           April 29, 2007
                                                --------------           --------------
                                                            % of                      % of         Favorable        Favorable
                                                             Net                       Net       (Unfavorable)    (Unfavorable)
(Dollars in Millions)                        Dollars        Sales      Dollars        Sales        $ Change         % Change
                                             -------        -----      -------        -----        --------         --------
-----------------------------------------------------------------------------------------------------------------------------------
Gross Staffing Sales                         $960.3                    $924.0                        $36.3             3.9%
-----------------------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)                $635.7                    $628.8                         $6.9             1.1%
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales *                                  $987.5                    $950.3                        $37.2             3.9%
-----------------------------------------------------------------------------------------------------------------------------------
Direct Costs                                 $836.8         84.7%      $795.7          83.7%        ($41.1)           (5.2%)
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                 $150.7         15.3%      $154.6          16.3%         ($3.9)           (2.5%)
-----------------------------------------------------------------------------------------------------------------------------------
Overhead                                     $109.8         11.1%      $108.2          11.4%         ($1.6)           (1.6%)
-----------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                      $22.3          2.3%       $20.9           2.2%         ($1.4)           (6.7%)
-----------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                    $6.9          0.7%        $6.3           0.7%         ($0.6)           (8.0%)
-----------------------------------------------------------------------------------------------------------------------------------
Segment Operating Profit                      $11.7          1.2%       $19.2           2.0%         ($7.5)          (39.1%)
-----------------------------------------------------------------------------------------------------------------------------------
*Net Sales only includes the gross margin on managed service sales.


The increase in net sales of the Staffing Services segment for the six months of fiscal 2008 from the comparable period in fiscal 2007 was comprised of a $38.5 million, or 6%, increase in net Technical sales, partially offset by a decrease of $1.3 million, or 0.4%, in net A&I sales. Foreign generated net sales for the six months increased by 38% from the comparable 2007 fiscal period, and accounted for 7% of total net Staffing Services sales for the current period. On a constant currency basis, foreign sales increased by 31% from the comparable 2007 fiscal period. In the current six months, the segment's permanent placement sales increased by 18% and RPO sales increased by 8% from the comparable period in fiscal 2007.

The decrease in the segment's operating results was comprised of a decrease of $10.3 million in the Technical division, partially offset by an increase of $2.8 million in the A&I division. The segment's gross margin percentage decreased by 1.0%, primarily due to a decrease of 1.5 percentage points in the Technical division. The total of overhead, selling and administrative and depreciation percentages approximated the comparable 2007 period percentages, with a decrease in the A&I division substantially offset by an increase in the Technical division.


                                                            Six Months Ended
                                                            ----------------
                                                April 27, 2008           April 29, 2007
                                                --------------           --------------
                                                            % of                      % of         Favorable        Favorable
Technical Placement                                          Net                       Net       (Unfavorable)    (Unfavorable)
Division                                     Dollars        Sales      Dollars        Sales        $ Change         % Change
(Dollars in Millions)                        -------        -----      -------        -----        --------         --------
-----------------------------------------------------------------------------------------------------------------------------------
Gross Sales                                  $1,272.4                  $1,228.1                      $44.3             3.6%
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales *                                    $678.2                    $639.7                      $38.5             6.0%
-----------------------------------------------------------------------------------------------------------------------------------
Direct Costs                                   $576.7       85.0%        $534.3       83.5%         ($42.4)           (7.9%)
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                   $101.5       15.0%        $105.4       16.5%          ($3.9)           (3.7%)
-----------------------------------------------------------------------------------------------------------------------------------
Overhead                                        $70.0       10.4%         $65.9       10.3%          ($4.1)           (6.4%)
-----------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                        $15.7        2.3%         $14.1        2.2%          ($1.6)          (11.4%)
-----------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                      $5.5        0.8%          $4.8        0.8%          ($0.7)          (13.9%)
-----------------------------------------------------------------------------------------------------------------------------------
Division Operating Profit                       $10.3        1.5%         $20.6        3.2%         ($10.3)          (50.3%)
-----------------------------------------------------------------------------------------------------------------------------------
*Net Sales only includes the gross margin on managed service sales.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 27, 2008 COMPARED
TO THE SIX MONTHS ENDED APRIL 29, 2007--Continued

Staffing Services--Continued
-----------------

The Technical division's increase in gross sales in the current six months of fiscal 2008 from the comparable prior year period included increases of approximately $12 million of sales to new customers or customers with substantial increased business, as well as $38 million attributable to net increases in sales to continuing customers. This was partially offset by sales decreases of approximately $6 million from customers whose business with the Company either ceased or was substantially lower than in the comparable six months of fiscal 2007. The Technical division's increase in net sales in the six months of fiscal 2008 from the comparable period in fiscal 2007 was comprised of increases of $40.6 million, or 7%, in traditional alternative staffing and $0.3 million, or 1%, in net managed service associate vendor sales, partially offset by a decrease of $2.4 million, or 4%, in VMC Consulting project management and consulting sales.

The decrease in the division's operating profit was the result of the decrease in gross margin percentage and the increase in overhead, partially offset by the increase in sales. The decrease in gross margin was primarily due to the decrease in the gross margins in VMC Consulting due to losses on four projects. The increase in overhead in the current six months was a result of VMC startup costs for new projects, and costs related to the new Momentum RPO operation, partially offset by a reduction in the current six months of $1.7 million in health insurance costs due to improved claims experience. The increase in selling and administrative costs was due to increased indirect labor in the European operation related to its sales growth, and a gain on the settlement of a vendor dispute in the comparable 2007 period. Indirect labor costs, which are included in overhead and selling and administrative costs, increased by 9% from the comparable 2007 six months.


                                                            Six Months Ended
                                                            ----------------
                                                April 27, 2008           April 29, 2007
                                                --------------           --------------
     Administrative &                                       % of                      % of         Favorable        Favorable
     Industrial Division                                     Net                       Net       (Unfavorable)    (Unfavorable)
     (Dollars in Millions)                   Dollars        Sales      Dollars        Sales        $ Change         % Change
                                             -------        -----      -------        -----        --------         --------
     -------------------------------------------------------------------------------------------------------------------------------
     Gross Sales                             $323.6                     $324.7                      ($1.1)            (0.3%)
     -------------------------------------------------------------------------------------------------------------------------------
     Net Sales *                             $309.3                     $310.6                      ($1.3)            (0.4%)
     -------------------------------------------------------------------------------------------------------------------------------
     Direct Costs                            $260.1         84.1%       $261.4        84.2%          $1.3              0.5%
     -------------------------------------------------------------------------------------------------------------------------------
     Gross Profit                             $49.2         15.9%        $49.2        15.8%            -                -
     -------------------------------------------------------------------------------------------------------------------------------
     Overhead                                 $39.8         12.9%        $42.3        13.6%          $2.5              5.9%
     -------------------------------------------------------------------------------------------------------------------------------
     Selling & Administrative                  $6.6          2.1%         $6.8         2.2%          $0.2              3.0%
     -------------------------------------------------------------------------------------------------------------------------------
     Depreciation & Amortization               $1.4          0.4%         $1.5         0.5%          $0.1             12.4%
     -------------------------------------------------------------------------------------------------------------------------------
     Division Operating Profit (Loss)          $1.4          0.5%        ($1.4)       (0.5%)         $2.8            202.7%
     -------------------------------------------------------------------------------------------------------------------------------

*Net Sales only includes the gross margin on managed service sales.


The A&I division's decrease in gross sales in the current six months of fiscal 2008 as compared to the comparable period of fiscal 2007 included a decline of approximately $16 million of sales to customers which the Company either ceased or substantially reduced servicing in the current year, as well as $5 million attributable to net decreases in sales to continuing customers. This was substantially offset by a growth of approximately $20 million from new customers, or customers whose business with the Company in the comparable fiscal period was substantially below the current six-month period volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 27, 2008 COMPARED
TO THE SIX MONTHS ENDED APRIL 29, 2007--Continued

Staffing Services--Continued
-----------------

The division's improved operating results were primarily due to the decrease in overhead in dollars and as a percentage of sales, along with a slight improvement in gross margin percentage and other indirect costs. The increase in gross margin percentage was primarily due to a 0.5 percentage point reduction in payroll taxes as a percentage of direct labor, substantially offset by a decrease in permanent placement and RPO sales and direct labor markups. This payroll tax reduction in two of A&I's more significant states is expected to continue throughout the remainder of the fiscal year. The decrease in overhead costs from the comparable period in fiscal 2007 primarily resulted from a reduction of indirect headcount of approximately 6%. The division is focused on reducing overhead costs to compensate for lower sales. In each of the past four quarters, the overhead costs have been lower than the comparable prior fiscal year quarters.

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

Telephone Directory
-------------------


                                                            Six Months Ended
                                                            ----------------
                                                April 27, 2008           April 29, 2007
                                                --------------           --------------
                                                            % of                      % of         Favorable        Favorable
                                                             Net                       Net       (Unfavorable)    (Unfavorable)
   (Dollars in Millions)                     Dollars        Sales      Dollars        Sales        $ Change         % Change
                                             -------        -----      -------        -----        --------         --------
   ---------------------------------------------------------------------------------------------------------------------------------
   Net Sales                                  $33.0                     $34.7                       ($1.7)            (5.1%)
   ---------------------------------------------------------------------------------------------------------------------------------
   Direct Costs                               $17.2         52.0%       $17.7         51.1%          $0.5              3.6%
   ---------------------------------------------------------------------------------------------------------------------------------
   Gross Profit                               $15.8         48.0%       $17.0         48.9%         ($1.2)            (6.7%)
   ---------------------------------------------------------------------------------------------------------------------------------
   Overhead                                   $3.1           9.5%        $3.4          9.8%          $0.3              8.7%
   ---------------------------------------------------------------------------------------------------------------------------------
   Selling & Administrative                   $8.4          25.4%        $7.7         22.1%         ($0.7)            (9.3%)
   ---------------------------------------------------------------------------------------------------------------------------------
   Depreciation & Amortization                $0.9           2.7%        $1.0          2.8%          $0.1              5.9%
   ---------------------------------------------------------------------------------------------------------------------------------
   Segment Operating Profit                   $3.4          10.4%        $4.9         14.2%         ($1.5)           (30.6%)
   ---------------------------------------------------------------------------------------------------------------------------------

The components of the Telephone Directory segment's sales decrease for the six months of fiscal 2008 from the comparable period of fiscal 2007 were decreases of $1.7 million in publishing sales in Uruguay, $1.4 million in the DataNational community telephone directory publishing sales and $0.3 million in telephone production and other sales, partially offset by a $1.7 million increase in printing sales in Uruguay. The sales decrease in the telephone directory publishing operation in Uruguay was due to the timing of the delivery of their directories. The increase in printing sales in Uruguay included $0.8 million of sales to new customers. The DataNational

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 27, 2008 COMPARED
TO THE SIX MONTHS ENDED APRIL 29, 2007--Continued

Telephone Directory--Continued
-------------------

sales decrease was comprised of a $1.5 million, or 7%, reduction in same book sales, and $0.5 million from the discontinuance of four directories, partially offset by the addition of seven directories, with sales of $0.4 million and a $0.2 million increase related to the timing of the delivery of the directories. The sales decrease in production and other sales was related to volume decreases at continuing customers.

The decrease in the segment's operating profit from the comparable six months of fiscal 2007 was the result of the sales decrease, a reduction in the gross margin percentage and an increase in selling and administrative costs. The decreased gross margin is primarily related to the reduction in Uruguay of higher margin directory revenue and an increase in the less profitable printing sales, as compared to the comparable 2007 quarter, partially offset by higher margin jobs in fiscal 2008 within the telephone directory production operation, along with a reduction of production costs in DataNational. Selling and administrative costs increased primarily due to increased bad debts.

Other than the DataNational division and the telephone directory publishing operation in Uruguay, which accounted for 58% of the segment's sales in the six months of fiscal 2008, the segment's business is obtained through submission of competitive proposals for production and other contracts. These short and long-term contracts are re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms. In addition, this segment's sales and profitability are highly dependent on advertising revenue from DataNational's directories, which could be affected by general economic conditions.

Telecommunications Services
---------------------------

                                                  Six Months Ended
                                                  ----------------
                                            April 27, 2008           April 29, 2007
                                            --------------           --------------
                                                       % of                       % of         Favorable        Favorable
                                                        Net                        Net       (Unfavorable)    (Unfavorable)
   (Dollars in Millions)                Dollars        Sales       Dollars        Sales        $ Change         % Change
                                        -------        -----       -------        -----        --------         --------
   --------------------------------------------------------------------------------------------------------------------------------
   Net Sales                              $96.4                      $48.6                          $47.8             98.7%
   --------------------------------------------------------------------------------------------------------------------------------
   Direct Costs                           $85.6        88.7%         $37.5        77.2%            ($48.1)          (128.3%)
   --------------------------------------------------------------------------------------------------------------------------------
   Gross Profit                           $10.8        11.3%         $11.1        22.8%             ($0.3)            (1.7%)
   --------------------------------------------------------------------------------------------------------------------------------
   Overhead                               $26.6        27.6%         $10.3        21.2%            ($16.3)          (158.3%)
   --------------------------------------------------------------------------------------------------------------------------------
   Selling & Administrative                $0.2        0.3%           $0.2         0.4%               -                -
   --------------------------------------------------------------------------------------------------------------------------------
   Depreciation & Amortization             $1.3        1.3%           $0.9         1.8%             ($0.4)           (39.3%)
   --------------------------------------------------------------------------------------------------------------------------------
   Segment Operating Loss                ($17.3)      (17.9%)        ($0.3)       (0.6%)           ($17.0)        (5,774.8%)
   --------------------------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales increase in the six months of fiscal 2008 from the comparable period of fiscal 2007 was due to a $48.1 million, or 176% increase in the Construction and Engineering division, partially offset by a decrease of $0.3 million, or 1%, in the Network Enterprise Solutions division. The sales increase in the Construction and Engineering division in the current six months was largely

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 27, 2008 COMPARED
TO THE SIX MONTHS ENDED APRIL 29, 2007--Continued

Telecommunication Services--Continued
--------------------------

due to a large fiber optic contract which ramped up in the latter half of fiscal 2007 and the recognition of revenue in fiscal 2008 for several large utility and government contracts accounted for using the percentage-of-completion method of accounting. The segment's sales backlog at the end of the second quarter of fiscal 2008 was $51 million, as compared to a backlog of approximately $66 million at the end of the comparable 2007 quarter.

The increased segment operating loss for the six months was due to the decreased gross margin percentage and the increase in overhead in dollars and as a percentage of sales. In late January 2008, the Company learned that it may not be reimbursed for certain costs under an installation contract and the Company has revalued its reserves to include this uncertainty. The increase in the segment's operating loss was primarily the result of the establishment of a loss reserve for certain costs included in inventory related to work performed and for additional costs expected to be incurred to complete that work under that contract. The reserve is reflected in direct costs and overhead for the period. Overhead also increased due to additional costs incurred to support the sales increase.

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

Computer Systems
----------------

                                                             Six Months Ended
                                                             ----------------
                                                April 27, 2008             April 29, 2007
                                                --------------             --------------
                                                           % of                         % of         Favorable          Favorable
                                                            Net                          Net       (Unfavorable)      (Unfavorable)
   (Dollars in Millions)                     Dollars       Sales         Dollars        Sales        $ Change           % Change
                                             -------       -----         -------        -----        --------           --------
   --------------------------------------------------------------------------------------------------------------------------------
   Net Sales                                 $102.9                       $91.7                       $11.2              12.2%
   ---------------------------------------------------------------------------------------------------------------------------------
   Direct Costs                              $46.8         45.5%          $44.4         48.5%         ($2.4)             (5.4%)
   ---------------------------------------------------------------------------------------------------------------------------------
   Gross Profit                              $56.1         54.5%          $47.3         51.5%          $8.8              18.7%
   ---------------------------------------------------------------------------------------------------------------------------------
   Overhead                                  $31.8         30.9%          $25.7         28.0%         ($6.1)            (24.1%)
   ---------------------------------------------------------------------------------------------------------------------------------
   Selling & Administrative                   $4.6          4.5%           $3.2          3.4%         ($1.4)            (41.4%)
   ---------------------------------------------------------------------------------------------------------------------------------
   Restructuring                              $1.5          1.5%            -            -            ($1.5)              -
   ---------------------------------------------------------------------------------------------------------------------------------
   Depreciation & Amortization                $9.6          9.3%           $7.7          8.4%         ($1.9)            (24.7%)
   ---------------------------------------------------------------------------------------------------------------------------------
   Segment Operating Profit                   $8.6          8.3%          $10.7         11.7%         ($2.1)            (19.6%)
   ---------------------------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in the six months of fiscal 2008 from the comparable period of fiscal 2007 was comprised of increases of $7.1 million, or 26%, in database access transaction fee revenue, including ASP directory assistance and $6.1 million, or 22%, in the Maintech division's IT maintenance, partially offset by a decrease of $2.0 million, or 6%, in projects and other income. The increase in transaction fee revenue for the six months included $12.6 million from the LSSi operations (enterprise data transactions)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED APRIL 27, 2008 COMPARED
TO THE SIX MONTHS ENDED APRIL 29, 2007--Continued

Computer Systems--Continued
----------------

acquired in September 2007. The remaining transaction fee revenue from telco and non-telco customers reflected a decrease from new and existing customers by $5.5 million, or 20%, from the comparable period in fiscal 2007. This decrease was primarily due to a reduction of such services to a major customer as it transitions to a fixed monthly fee model from a variable transaction-based pricing model.

The segment's decreased operating profit was due to the increase in overhead, selling and administrative expenses, restructuring charge and depreciation and amortization in dollars and as a percentage of sales, partially offset by the increase in sales and the increase in gross margin percentage. The increased gross profit percentage was a result of the increased revenue from database access fees generated by LSSi, partially offset by the reduction in project margins in Europe. The increased overhead and selling and administrative expenses were primarily due to the inclusion of the LSSi operations and the restructuring charge was a result of foreign and domestic personnel downsizing as a result of the acquisition. The increased depreciation and amortization was due to the intangible amortization related to the LSSi acquisition.

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

General Corporate Expenses and Other Income (Expense)
----------------------------------------------------

                                                        Six Months Ended
                                                        ----------------
                                              April 27, 2008          April 29, 2007
                                              --------------          --------------
                                                         % of                     % of         Favorable          Favorable
                                                          Net                      Net       (Unfavorable)      (Unfavorable)
   (Dollars in Millions)                   Dollars       Sales     Dollars        Sales        $ Change           % Change
                                           -------       -----     -------        -----        --------           --------
   -----------------------------------------------------------------------------------------------------------------------------
   Selling & Administrative                $16.2         1.3%       $17.0         1.5%           $0.8               4.7%
   -----------------------------------------------------------------------------------------------------------------------------
   Depreciation & Amortization              $1.3         0.1%        $3.2         0.3%           $1.9               58.3%
   -----------------------------------------------------------------------------------------------------------------------------
   Interest Income                          $2.6         0.2%        $2.6         0.2%            -                  -
   -----------------------------------------------------------------------------------------------------------------------------
   Other Expense                           ($3.2)       (0.3%)      ($3.1)       (0.3%)         ($0.1)              (1.5%)
   -----------------------------------------------------------------------------------------------------------------------------
   Foreign Exchange Loss                   ($0.4)        -          ($0.5)          -            $0.1               21.9%
   -----------------------------------------------------------------------------------------------------------------------------
   Interest Expense                        ($3.2)       (0.3%)      ($1.5)       (0.1%)         ($1.7)            (113.8%)
   -----------------------------------------------------------------------------------------------------------------------------

The changes in general corporate expenses and other income (expense) for the six months of fiscal 2008 as compared to the comparable 2007 period, were:

The decrease in selling and administrative expenses in the current six months from the comparable 2007 fiscal period was primarily the result of decreased salaries and communication costs.

The decrease in depreciation and amortization in the six months of fiscal 2008 from the comparable 2007 fiscal period was due to portions of the corporate enterprise resource planning system becoming fully amortized.

Interest expense increased due to additional borrowings used to fund 2007 acquisitions and for working capital requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 27, 2008 COMPARED
TO THE THREE MONTHS ENDED APRIL 29, 2007--Continued

Consolidated Results of Operations
----------------------------------

In the second quarter of fiscal 2008, consolidated net sales increased by $52.8 million, or 9%, to $621.0 million, from the comparable quarter of fiscal 2007. The increase in the current quarter's net sales resulted from increases in Staffing Services of $22.4 million, Telecommunications Services of $22.1 million, Computer Systems of $6.9 million and Telephone Directory of $1.2 million.


Cost of sales increased by $55.1 million, or 11%, to $576.6 million, and was 93% of sales, in the second quarter of fiscal 2008 as compared to 92% of sales in the comparable quarter of fiscal 2007. The acquisition of LSSi within the Computer Systems segment in September 2007 increased cost of sales by $2.9 million, but it did not increase the cost of sales percentage.


Selling and administrative costs increased by $1.6 million, or 6%, in the second quarter of fiscal 2008 over the comparable period in fiscal 2007, but was 4.3% of sales, as compared to 4.4% in the comparable period.

Depreciation and amortization increased by $0.6 million, or 0.6%, in the second quarter over the comparable quarter in fiscal 2007, and was 2% of sales, as it was in the comparable period. The increase in depreciation and amortization in the current quarter from the comparable 2007 fiscal period was attributable to increases in amortization of intangibles in the Computer Systems segment due to acquisitions in fiscal 2007, partially offset by a reduction in amortization of the corporate enterprise resource planning system.

The Company reported an operating profit of $7.6 million in the current quarter, as compared to $12.1 million in the comparable period of fiscal 2007 due to a decrease in segment operating profit of $5.8 million, or 26%, partially offset by a decrease of $1.3 million, or 13%, in general corporate expenses. The decrease in segment operating profit was attributable to the decreases of $7.7 million in the Staffing Services segment, partially offset by an increase in the Telecommunications Services segment of $1.5 million and the Computer Systems segment of $0.3 million.

Interest expense increased by $0.8 million, or 81%, in the current quarter over the comparable quarter in fiscal 2007. The increase was due to additional borrowings used to fund the 2007 acquisitions.

The Company's effective tax rate on its financial reporting pre-tax income was 42.0% in the second quarter of fiscal 2008 compared to an effective tax provision rate of 40.0% on its financial reporting pre-tax income in the comparable period in fiscal 2007.

The net income in the second quarter of fiscal 2008 was $3.4 million compared to a net income of $6.4 million in the comparable quarter of fiscal 2007.

Results of Operations by Segment
--------------------------------

The following two tables reconcile the operating profit by segment to the consolidated statements of operations for the three months ended April 27, 2008 and April 29, 2007:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 27, 2008 COMPARED
TO THE THREE MONTHS ENDED APRIL 29, 2007--Continued

                                                      Three Months Ended April 27, 2008
                                                      ---------------------------------
                                                                (Dollars in Millions)
                                                  Staffing       Telephone      Telecommunications      Computer     Corporate &
                                     Total        Services       Directory          Services             Systems     Eliminations
                                    -------       --------       ---------          --------             -------     ------------
Net Sales                           $621.0          $505.7          $18.3            $49.3                 $52.1       ($4.4)

Direct Costs                         490.9           429.0            8.9             34.2                  23.2        (4.4)
Overhead                              85.8            55.6            1.5             12.4                  16.3           -
                                    -------       --------       ---------          --------             -------     ------------
Cost of Sales                        576.7           484.6           10.4             46.6                  39.5        (4.4)

Selling & Administrative              26.6            11.3            4.7              0.1                   2.5         8.0
Depreciation                          10.1             3.6            0.4              0.7                   4.8         0.6
                                    -------       --------       ---------          --------             -------     ------------

Operating profit (loss)                7.6             6.2            2.8              1.9                   5.3        (8.6)
Interest income                        1.3               -              -                -                    -          1.3
Other expense, net                    (1.5)              -              -                -                    -         (1.5)
Interest expense                      (1.6)              -              -                -                    -         (1.6)
                                    -------       --------       ---------          --------             -------     ------------
Income (loss) before  minority
    interest and income taxes         $5.8            $6.2           $2.8             $1.9                  $5.3      ($10.4)
                                    =======       ========       =========          ========             =======     ============

                                                      Three Months Ended April 29, 2007
                                                      ---------------------------------
                                                                (Dollars in Millions)
                                                  Staffing       Telephone      Telecommunications      Computer     Corporate &
                                     Total        Services       Directory          Services             Systems     Eliminations
                                    -------       --------       ---------          --------             -------     ------------
Net Sales                           $568.2          $483.3          $17.1            $27.2                 $45.2       ($4.6)

Direct Costs                         447.4          $400.1            8.2             20.9                  22.8        (4.6)
Overhead                              74.1           $55.3            1.6              5.4                  11.8           -
                                    ------        --------       ---------          --------             -------     ------------
Cost of Sales                        521.5           455.4            9.8             26.3                  34.6        (4.6)

Selling & Administrative              25.1            10.8            4.1              0.1                   1.8         8.3
Depreciation                           9.5             3.2            0.5              0.4                   3.8         1.6
                                    ------        --------       ---------          --------             -------     ------------

Operating profit (loss)               12.1            13.9            2.7              0.4                   5.0        (9.9)
Interest income                        1.4               -              -                -                    -          1.4
Other expense, net                    (1.6)              -              -                -                    -         (1.6)
Foreign exchange                      (0.4)              -              -                -                    -         (0.4)
Interest expense                      (0.8)              -              -                -                    -         (0.8)
                                    ------        --------       ---------          --------             -------     ------------
Income (loss) before minority
    interest and income
    taxes                            $10.7           $13.9           $2.7             $0.4                  $5.0      ($11.3)
                                    ======        ========       =========          ========             =======     ============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 27, 2008 COMPARED
TO THE THREE MONTHS ENDED APRIL 29, 2007--Continued

Staffing Services
-----------------

                                                           Three months Ended
                                                           ------------------
                                                April 27, 2008            April 29, 2007
                                                --------------            --------------
                                                          % of                       % of          Favorable          Favorable
                                                           Net                        Net        (Unfavorable)      (Unfavorable)
(Dollars in Millions)                       Dollars       Sales        Dollars       Sales         $ Change           % Change
                                            -------       -----        -------       -----          ------            --------
-----------------------------------------------------------------------------------------------------------------------------------
Gross Staffing Sales                         $491.8                    $468.9                        $22.9             4.9%
-----------------------------------------------------------------------------------------------------------------------------------
Gross Managed Service Sales                  $339.2                    $334.3                         $4.9             1.5%
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales*                                   $505.7                    $483.3                        $22.4             4.6%
-----------------------------------------------------------------------------------------------------------------------------------
Direct Costs                                 $429.0       84.8%        $400.1        82.8%          ($28.9)           (7.2%)
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $76.7       15.2%         $83.2        17.2%           ($6.5)           (7.6%)
-----------------------------------------------------------------------------------------------------------------------------------
Overhead                                      $55.6       11.0%         $55.3        11.4%           ($0.3)           (0.7%)
-----------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                      $11.3        2.3%         $10.8         2.2%           ($0.5)          (11.8%)
-----------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                    $3.6        0.7%          $3.2         0.7%           ($0.4)          (41.4%)
-----------------------------------------------------------------------------------------------------------------------------------
Segment Operating Profit                       $6.2        1.2%         $13.9         2.9%           ($7.7)          (55.1%)
-----------------------------------------------------------------------------------------------------------------------------------
*Net Sales only includes the gross margin on managed service sales.

The increase in net sales of the Staffing Services segment in the second quarter of fiscal 2008 from the comparable quarter in fiscal 2007 was comprised of a $22.6 million, or 7%, increase in net Technical sales, partially offset by a slight decrease in net A&I sales. Foreign generated net sales for the current quarter increased by 29% from the comparable 2007 fiscal quarter, and accounted for 7% of total net Staffing Services sales for the current quarter. On a constant currency basis, foreign sales increased by 24% from the comparable 2007 fiscal quarter. In the current three months, the segment's permanent placement sales increased by 19% and RPO sales increased by 30% from the comparable period in fiscal 2007.

The segment's decrease in operating profit was comprised of a decrease of $7.8 million in the Technical division, partially offset by a slight increase in the A&I division. The segment's gross margin percentage decreased due to a decrease of 2.7 percentage points in the Technical division and 0.5 percentage points in the A&I division. The overhead percentage decreased due to an overhead decline in the A&I division. Selling and administrative and depreciation percentages approximated the comparable 2007 period percentages.

                                                           Three months Ended
                                                           ------------------
                                                April 27, 2008            April 29, 2007
                                                --------------            --------------
Technical Placement                                       % of                       % of          Favorable          Favorable
Division                                                   Net                        Net        (Unfavorable)      (Unfavorable)
(Dollars in Millions)                       Dollars       Sales        Dollars       Sales         $ Change           % Change
                                            -------       -----        -------       -----          ------            --------
-----------------------------------------------------------------------------------------------------------------------------------
Gross Sales                                $667.9                       $640.2                       $27.7               4.3%
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales *                                $350.2                       $327.6                       $22.6               6.9%
-----------------------------------------------------------------------------------------------------------------------------------
Direct Costs                               $298.4         85.2%         $270.1      82.5%           ($28.3)            (10.4%)
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                $51.8         14.8%          $57.5      17.5%            ($5.7)             (9.7%)
-----------------------------------------------------------------------------------------------------------------------------------
Overhead                                    $35.5         10.1%          $34.2      10.4%            ($1.3)             (3.7%)
-----------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                     $7.9          2.3%           $7.5       2.3%            ($0.4)             (6.3%)
-----------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                  $2.9          0.8%           $2.5       0.7%            ($0.4)            (18.6%)
-----------------------------------------------------------------------------------------------------------------------------------
Division Operating Profit                    $5.5          1.6%          $13.3       4.1%            ($7.8)            (58.5%)
-----------------------------------------------------------------------------------------------------------------------------------
*Net Sales only includes the gross margin on managed service sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 27, 2008 COMPARED
TO THE THREE MONTHS ENDED APRIL 29, 2007--Continued

Staffing Services--Continued
-----------------

The Technical division's increase in gross sales in the current quarter of fiscal 2008 from the comparable prior year quarter included increases of approximately $4 million of sales to new customers, or customers with substantial increased business, as well as $25 million attributable to net increases in sales to continuing customers. This was partially offset by sales decreases of approximately $1 million from customers whose business with the Company either ceased or was substantially lower than in the comparable quarter of fiscal 2007. The Technical division's increase in net sales in the second quarter of fiscal 2008 from the comparable quarter in fiscal 2007 was comprised of increases of $29.2 million, or 10%, in traditional alternative staffing partially offset by decreases of $5.1 million, or 16%, in VMC Consulting project management and consulting sales, and $1.5 million, or 12%, in net managed service associate vendor sales.

The division's decrease in the operating profit was the result of the decrease in gross margin percentage, partially offset by the increase in sales. The decrease in gross margin was primarily due to the decrease in the gross margins in VMC Consulting due to losses on six projects along with decreases in markups at some of the larger customers within the region due to wage pressure. The increase in overhead in the current fiscal quarter was a result of increased indirect labor at VMC and the European operation, startup costs in the current quarter at VMC for a few new projects and costs related to the new Momemtum RPO operation, partially offset by a reduction in the current quarter of $0.9 million in health insurance costs due to improved claims experience. The increase in selling and administrative costs are due to increased indirect labor in the European operation related to its sales growth. Indirect labor costs which are included in overhead and selling and administrative costs increased by 7% from the comparable 2007 three months.

                                                          Three months Ended
                                                          ------------------
                                               April 27, 2008            April 29, 2007
                                               --------------            --------------
   Administrative &                                       % of                       % of          Favorable          Favorable
   Industrial Division                                     Net                        Net        (Unfavorable)      (Unfavorable)
   (Dollars in Millions)                    Dollars       Sales        Dollars       Sales         $ Change           % Change
                                            -------       -----        -------       -----          ------            --------
   --------------------------------------------------------------------------------------------------------------------------------
   Gross Sales                              $163.0                      $163.0                          -                 -
   --------------------------------------------------------------------------------------------------------------------------------
   Net Sales *                              $155.5                      $155.7                      ($0.2)             (0.1%)
   --------------------------------------------------------------------------------------------------------------------------------
   Direct Costs                             $130.6        84.0%         $130.0       83.5%          ($0.6)             (0.4%)
   --------------------------------------------------------------------------------------------------------------------------------
   Gross Profit                              $24.9        16.0%          $25.7       16.5%          ($0.8)             (3.0%)
   --------------------------------------------------------------------------------------------------------------------------------
   Overhead                                  $20.1        13.0%          $21.1       13.5%           $1.0               4.2%
   --------------------------------------------------------------------------------------------------------------------------------
   Selling & Administrative                   $3.4         2.2%           $3.3        2.1%          ($0.1)             (1.7%)
   --------------------------------------------------------------------------------------------------------------------------------
   Depreciation & Amortization                $0.7         0.4%           $0.7        0.5%             -                  -
   --------------------------------------------------------------------------------------------------------------------------------
   Division Operating Profit                  $0.7         0.4%           $0.6        0.4%           $0.1              27.6%
   --------------------------------------------------------------------------------------------------------------------------------

*Net Sales only includes the gross margin on managed service sales.

The A&I division's gross sales remained the same in the current quarter as compared to the comparable quarter of fiscal 2007. The current quarter's sales included growth of approximately $10 million from new customers, or customers whose business with the Company in the comparable fiscal period was substantially below the current quarter's volume. This was offset by approximately $11 million of sales to customers which the Company either ceased or substantially reduced servicing in the current year, as well as $1 million attributable to net increases in sales to continuing customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 27, 2008 COMPARED
TO THE THREE MONTHS ENDED APRIL 29, 2007--Continued

Staffing Services--Continued
-----------------

The division's improved operating results in the current quarter were the result of the decrease in overhead in dollars and as a percentage of sales, partially offset by the decreased gross margin percentage and the decrease in net sales. The decrease in overhead costs from the comparable quarter in fiscal 2007 primarily resulted from a reduction of indirect headcount of approximately 3%. The division is focused on reducing overhead costs to compensate for lower sales. In each of the past four quarters, the overhead costs have been lower than the comparable prior fiscal year quarters. The decrease in gross margin percentage was primarily due to a decrease in permanent placement sales and reduced markups on direct labor due to competitive pressure, partially offset by a 0.6 percentage point reduction in payroll taxes. This reduction in two of A&I's more significant states is expected to continue throughout the remainder of the fiscal year.

Telephone Directory
-------------------

                                                          Three months Ended
                                                          ------------------
                                               April 27, 2008            April 29, 2007
                                               --------------            --------------
                                                          % of                        % of          Favorable          Favorable
                                                           Net                         Net        (Unfavorable)      (Unfavorable)
   (Dollars in Millions)                    Dollars       Sales        Dollars        Sales         $ Change           % Change
                                            -------       -----        -------        -----          ------            --------
   --------------------------------------------------------------------------------------------------------------------------------
   Net Sales                                 $18.3                      $17.1                           $1.2              7.1%
   ---------------------------------------------------------------------------------------------------------------------------------
   Direct Costs                               $8.9        48.7%          $8.2          47.7%           ($0.7)            (9.3%)
   ---------------------------------------------------------------------------------------------------------------------------------
   Gross Profit                               $9.4        51.3%          $8.9          52.3%            $0.5              5.1%
   ---------------------------------------------------------------------------------------------------------------------------------
   Overhead                                   $1.5         8.1%          $1.6           9.4%            $0.1              7.9%
   ---------------------------------------------------------------------------------------------------------------------------------
   Selling & Administrative                   $4.7        25.8%          $4.1          23.9%           ($0.6)           (15.5%)
   ---------------------------------------------------------------------------------------------------------------------------------
   Depreciation & Amortization                $0.4         2.4%          $0.5           2.8%            $0.1              8.6%
   ---------------------------------------------------------------------------------------------------------------------------------
   Segment Operating Profit                   $2.8        15.0%          $2.7          16.2%            $0.1              0.6%
   ---------------------------------------------------------------------------------------------------------------------------------

The components of the Telephone Directory segment's sales increase for the second quarter of fiscal 2008 from the comparable quarter of fiscal 2007 were increases of $1.2 million in the printing operation in Uruguay and $0.1 million in telephone production and other sales, partially offset by a decrease of $0.1 million in DataNational community telephone directory publishing sales. The increase in printing sales in Uruguay included $0.9 million of sales to new customers. DataNational added four directories in the quarter with sales totaling $0.3 million and discontinued 1 directory with prior year sales of $0.1 million.

The segment's operating profit remained the same as the comparable 2007 fiscal quarter, with a decrease in the gross margin percentage, and an increase in selling and administrative costs, offset by the sales increase. The decreased gross margin percentage is primarily related to the increase in lower margin printing sales in Uruguay, as compared to the comparable 2007 fiscal quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 27, 2008 COMPARED
TO THE THREE MONTHS ENDED APRIL 29, 2007--Continued

Telecommunications Services
---------------------------

                                                          Three months Ended
                                                          ------------------
                                               April 27, 2008            April 29, 2007
                                               --------------            --------------
                                                          % of                      % of          Favorable          Favorable
                                                           Net                       Net        (Unfavorable)      (Unfavorable)
   (Dollars in Millions)                    Dollars       Sales        Dollars      Sales         $ Change           % Change
                                            -------       -----        -------      -----          ------            --------
   --------------------------------------------------------------------------------------------------------------------------------
   Net Sales                                $49.3                     $27.2                         $22.1              81.2%
   --------------------------------------------------------------------------------------------------------------------------------
   Direct Costs                             $34.2         69.4%       $20.9         76.8%          ($13.3)            (63.9%)
   --------------------------------------------------------------------------------------------------------------------------------
   Gross Profit                             $15.1         30.6%        $6.3         23.2%            $8.8             138.5%
   --------------------------------------------------------------------------------------------------------------------------------
   Overhead                                 $12.4         25.1%        $5.4         19.8%           ($7.0)           (129.6%)
   --------------------------------------------------------------------------------------------------------------------------------
   Selling & Administrative                  $0.1          0.3%        $0.1         0.3%              -                  -
   --------------------------------------------------------------------------------------------------------------------------------
   Depreciation & Amortization               $0.7          1.4%        $0.4         1.7%            ($0.3)            (46.8%)
   --------------------------------------------------------------------------------------------------------------------------------
   Segment Operating  Profit                 $1.9          3.8%        $0.4         1.4%             $1.5             395.0%
   --------------------------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales increase in the second quarter of fiscal 2008 from the comparable quarter of fiscal 2007 was comprised of increases of $21.5 million, or 133%, in the Construction and Engineering division and $0.6 million, or 6%, in the Network Enterprise Solutions division. The sales increase in the Construction and Engineering division in the current quarter was largely due to a large fiber optic contract which ramped up in the latter half of fiscal 2007 and the recognition of several large utility projects and government contracts accounted for using the percentage-of-completion method of accounting.

The segment's increased operating results for the current quarter were due to increased sales and gross margin percentage, partially offset by increased overhead and depreciation. An increase in gross margin is attributable to higher margins on the utility projects and government contracts. The increase in overhead was due to the costs incurred to support the increased sales.

Computer Systems
----------------

                                                          Three months Ended
                                                          ------------------
                                               April 27, 2008            April 29, 2007
                                               --------------            --------------
                                                          % of                        % of          Favorable          Favorable
                                                           Net                         Net        (Unfavorable)      (Unfavorable)
  (Dollars in Millions)                     Dollars       Sales        Dollars        Sales         $ Change           % Change
                                            -------       -----        -------        -----          ------            --------
  ---------------------------------------------------------------------------------------------------------------------------------
   Net Sales                                $52.1                       $45.2                        $6.9               15.4%
   ---------------------------------------------------------------------------------------------------------------------------------
   Direct Costs                             $23.2        44.6%          $22.8         50.4%         ($0.4)              (2.0%)
   ---------------------------------------------------------------------------------------------------------------------------------
   Gross Profit                             $28.9        55.4%          $22.4         49.6%          $6.5               28.2%
   ---------------------------------------------------------------------------------------------------------------------------------
   Overhead                                 $16.3        31.2%          $11.8         26.1%         ($4.5)             (37.8%)
   ---------------------------------------------------------------------------------------------------------------------------------
   Selling & Administrative                  $2.5         4.8%           $1.8          4.0%         ($0.7)             (36.6%)
   ---------------------------------------------------------------------------------------------------------------------------------
   Depreciation & Amortization               $4.8         9.1%           $3.8          8.4%         ($1.0)             (27.1%)
   ---------------------------------------------------------------------------------------------------------------------------------
   Segment Operating Profit                  $5.3        10.3%           $5.0         11.1%          $0.3                6.9%
   ---------------------------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in the second quarter of fiscal 2008 from the comparable quarter of fiscal 2007 was comprised of increases of $1.8 million, or 13%, in database access transaction fee revenue, including ASP directory assistance, $3.5 million, or 25%, in the Maintech division's IT maintenance and $1.6 million, or 9%, in projects and other income. The increase in transaction fee revenue for the current

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED APRIL 27, 2008 COMPARED
TO THE THREE MONTHS ENDED APRIL 29, 2007--Continued

Computer Systems
----------------

quarter included $6.3 million from the LSSi operations (enterprise data transactions) acquired in September 2007. The remaining transaction fee revenue decreased primarily due to a reduction of such services to a major customer as it transitions to a fixed monthly fee model from a variable transaction-based pricing model.

The segment's increased operating profit was due to the increase in sales and gross margin percentage, partially offset by the increase in overhead, selling and administrative expenses and depreciation and amortization in dollars and as a percentage of sales. The increased gross profit percentage was a result of the increased database access fees from LSSi. The increased overhead and general administrative expenses were primarily due to the inclusion of the LSSi operations. The increased depreciation and amortization was due to the intangible amortization related to the LSSi acquisition.

General Corporate Expenses and Other Income (Expense)
-----------------------------------------------------

                                                          Three months Ended
                                                          ------------------
                                               April 27, 2008            April 29, 2007
                                               --------------            --------------
                                                          % of                        % of          Favorable          Favorable
                                                           Net                         Net        (Unfavorable)      (Unfavorable)
     (Dollars in Millions)                  Dollars       Sales        Dollars        Sales         $ Change           % Change
                                            -------       -----        -------        -----          ------            --------
     -----------------------------------------------------------------------------------------------------------------------------
     Selling & Administrative                $8.0         1.3%          $8.3          1.5%           $0.3                3.8%
     -----------------------------------------------------------------------------------------------------------------------------
     Depreciation & Amortization             $0.6         0.1%          $1.6          0.3%           $1.0               60.8%
     -----------------------------------------------------------------------------------------------------------------------------
     Interest Income                         $1.3         0.2%          $1.4          0.2%          ($0.1)              (8.8%)
     -----------------------------------------------------------------------------------------------------------------------------
     Other Expense                          ($1.5)       (0.2%)        ($1.6)        (0.3%)          $0.1                7.8%
     -----------------------------------------------------------------------------------------------------------------------------
     Foreign Exchange Loss                     -           -            ($0.4)        (0.1%)         $0.4               87.7%
     -----------------------------------------------------------------------------------------------------------------------------
     Interest Expense                       ($1.6)       (0.3%)        ($0.8)        (0.2%)         ($0.8)             (81.3%)
     -----------------------------------------------------------------------------------------------------------------------------

The changes in general corporate expenses and other income (expense) for the second quarter of fiscal 2008 as compared to the comparable 2007 quarter, were:

The decrease in selling and administrative expenses in the current quarter of fiscal 2008 from the comparable 2007 fiscal quarter was primarily the result of decreased salaries and communication costs.

The decrease in depreciation and amortization in the current quarter of fiscal 2008 from the comparable 2007 fiscal quarter was due to portions of the corporate enterprise resource planning system becoming fully amortized.

Interest income decreased due to lower interest rates and a reduction in premium deposits held by insurance companies.

Interest expense increased due to additional borrowings used to fund 2007 acquisitions and working capital requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents, increased by $7.0 million to $47.4 million in the six months ended April 27, 2008.

Operating activities provided $38.0 million of cash in the first six months of fiscal 2008. Operating activities provided $1.0 million of cash in the first six months of fiscal 2007.

Operating activities in the first six months of fiscal 2008, exclusive of changes in operating assets and liabilities, produced $6.0 million of cash, as the Company's net loss of $9.8 million included non-cash charges primarily for depreciation and amortization of $20.0 million, accounts receivable provisions of $2.9 million and a deferred tax benefit of $7.1 million. Operating activities in the first six months of fiscal 2007, exclusive of changes in operating assets and liabilities, produced $25.5 million of cash, as the Company's net income of $7.1 million included non-cash charges primarily for depreciation and amortization of $19.1 million and accounts receivable provisions of $1.3 million, partially offset by a deferred tax benefit of $2.1 million.

Changes in operating assets and liabilities produced $32.0 million of cash, net, in the first six months of fiscal 2008 principally due to an increase in securitization of receivables of $20.0 million, an increase in deferred income and other liabilities of $11.1 million, a decrease in the level of inventory, primarily in the Telecommunications Services segment, of $11.7 million and a decrease in prepaid insurance and other current assets of $9.4 million offset by a decrease in income tax liability of $12.6 million. Changes in operating assets and liabilities used $24.5 million of cash, net, in the first six months of fiscal 2007 principally due to a reduction in the Securitization Program of $50.0 million, a decrease in income taxes of $7.5 million and an increase in the level of inventory of $6.0 million partially offset by an increase in deferred income and other liabilities of $16.4 million, an increase in the level of accounts payable of $15.8 million, a decrease in the level of trade accounts receivable of $3.4 million and an increase in accrued expenses of $3.3 million.

The $16.8 million of cash applied to investing activities for the first six months of fiscal 2008 resulted primarily from expenditures of $15.8 million for net additions to property, plant and equipment and $0.9 million for an acquisition of a staffing and consulting services provider in South America. The $12.8 million of cash applied to investing activities for the first six months of fiscal 2007 resulted from the $12.5 million for net additions to property, plant and equipment and expenditures of $0.2 million for acquisitions.

The principal factors in the $14.3 million of cash used by financing activities in the first six months of fiscal 2008 were a payment of $8.1 million for the purchase of treasury shares and a reduction in notes payable of $6.2 million. The principal factors in the $20.4 million of cash provided by financing activities in the first six months of fiscal 2007 were an increase in the level of bank loans of $28.1 million partially offset by a payment of $8.0 million for the purchase of treasury shares.

Commitments
-----------

There has been no material change through April 27, 2008 in the Company's contractual obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Off-Balance Sheet Financing
---------------------------

The Company has no off-balance sheet financing arrangements, as that term has meaning in Item 303(a) (4) of Regulation S-K.

Securitization Program
----------------------

The Company has a $200.0 million accounts receivable securitization program ("Securitization Program"), which expires in April 2009. Under the Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sells to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A., an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retains the servicing responsibility for the accounts receivable. At April 27, 2008, TRFCO had purchased from Volt Funding a participation interest of $140.0 million out of a pool of approximately $263.6 million of receivables.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Securitization Program--Continued
----------------------

The Securitization Program is subject to termination at TRFCO's option, under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, the rate of collections on receivables failing to meet a specified threshold, the Company failing to maintain a long-term debt rating of "B" or better or the equivalent thereof from a nationally recognized rating organization. At April 27, 2008, the Company was in compliance with all requirements of its Securitization Program.

On June 3, 2008, the Securitization Program, which was due to expire within the next year, was transferred to a multi-buyer program administered by PNC Bank. The amended $200 Million program has a five-year term (subject to 364 day liquidity) and uses the existing special purpose entity (Volt Funding) to continue to sell pro-rata shares of trade accounts receivable to two commercial paper conduits (Market Street Funding, a PNC Bank affiliate, and Relationship Funding, a Fifth Third Bank affiliate).


Credit Lines
------------

At April 27, 2008, the Company had credit lines with domestic and foreign banks which provided for borrowings and letters of credit of up to an aggregate of $153.9 million, including the Company's $42.0 million five-year unsecured revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $100.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility").The Company had total outstanding bank borrowings of $78.1 million as of April 27, 2008. Included in these borrowings were $16.1 million of foreign currency borrowings which provide economic hedges against foreign denominated net assets.

Credit Agreement
----------------

On February 28, 2008, the Company entered into the Credit Agreement to replace the Company's then expiring $40.0 million secured credit agreement with a credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit and $25.0 million for borrowing in alternative currencies. At April 27, 2008, the Company had no borrowings against this facility. The administrative agent for the Credit Facility is Bank of America, N.A. The other banks participating in the Credit Facility are JP Morgan Chase Bank, N.A. as syndicated agent, Wells Fargo Bank, N.A.and HSBC Bank USA, N.A.

Borrowings under the Credit Agreement bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Based upon the Company's leverage ratio at April 27, 2008, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.8% per annum, excluding a fee of 0.3% per annum paid on the entire facility.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on total funded debt to EBITDA of 3.0 to 1.0; and a requirement that the Company maintain a minimum ratio of EBITDA, as defined, to interest expense, as defined, of 4.0 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the level of annual capital expenditures, and the amount of investments, including business acquisitions and mergers, and loans that may be made by the Company to its subsidiaries. The Company was in compliance with all covenants at April 27, 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

Delta Credit Facility
---------------------

In December 2006, Volt Delta entered into the Delta Credit Facility, which expires in December 2009, with Wells Fargo, N.A. as the administrative agent and arranger, and as a lender thereunder. Wells Fargo and two of the other three lenders under the Delta Credit Facility, Bank of America, N.A. and JPMorgan Chase, also participate in the Company's $42.0 million revolving Credit Facility. Neither the Company nor Volt Delta guarantees each other's facility but certain subsidiaries of each are guarantors of their respective parent company's facility.

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $100.0 million with a sublimit of $10.0 million on the issuance of letters of credit. At April 27, 2008, $71.4 million was drawn on this facility. Certain interest rate options, as well as the commitment fee, are based on a leverage ratio, as defined, which resets quarterly. Based upon Volt Delta's leverage ratio at April 27, 2008, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 4.3% per annum. Volt Delta also pays a commitment fee on the unused portion of the Delta Credit Facility which varies based on Volt Delta's leverage ratio. At April 27, 2008, the commitment fee was 0.3% per annum.

The Delta Credit Facility provides for the maintenance of various financial ratios and covenants, including, among other things, a total debt to EBITDA ratio, as defined, which cannot exceed 2.0 to 1.0 on the last day of any fiscal quarter, a fixed charge coverage ratio, as defined, which cannot be less than
2.5 to 1.0 for the twelve months ended as of the last day of each fiscal quarter and the maintenance of a consolidated net worth, as defined. The Delta Credit Facility also imposes limitations on, among other things, incurrence of additional indebtedness or liens, the amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures. At April 27, 2008, Volt Delta was in compliance with all covenants in the Delta Credit Facility.


Summary
-------

The Company believes that its current financial position, working capital, future cash flows from operations, credit lines and accounts receivable Securitization Program will be sufficient to fund its presently contemplated operations and satisfy its obligations through at least the next twelve months.

On June 2, 2008, the Company's Board of Directors authorized the repurchase of up to one million five hundred thousand (1,500,000) shares of the Company's common stock from time to time in open market or private transactions at the Company's discretion, subject to market conditions and other factors. The timing and exact number of shares purchased will be at the Company's discretion and will depend on market conditions and is subject to institutional approval for purchases in excess of $11.6 million in fiscal year 2008 under the terms of the Company's credit agreements. This stock buyback program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time.

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

Staffing Services:
    Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In the first six months of fiscal 2008, this revenue comprised approximately 74% of the Company's net consolidated sales.

    Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, for which the Company receives an administrative fee for arranging for, billing for and collecting the billings related to staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In addition, sales for certain contracts generated by the Company's Staffing Solutions Group's managed services operations have similar attributes. In the first six months of fiscal 2008, this revenue comprised approximately 2% of the Company's net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

    Outsourced  Projects:  Sales  are  derived  from the  Company's  Information
    Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables, in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts" The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In the first six months of fiscal 2008, this revenue comprised approximately 5% of the Company's net consolidated sales.

Telephone Directory:
    Directory Publishing: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in the United States and Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered. In the first six months of fiscal 2008, this revenue comprised approximately 2% of the Company's net consolidated sales.

    Ad Production and Other: Sales are generated when the Company performs design, production and printing services, and database management for other publishers' telephone directories. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the Company has completed its production work and upon customer acceptance. In the first six months of fiscal 2008, this revenue comprised approximately 1% of the Company's net consolidated sales.

Telecommunications Services:
    Construction:  Sales are  derived  from the  Company  supplying  aerial  and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in SOP 81-1, using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project or by the percentage-of-completion method, when applicable. In the first six months of fiscal 2008, this revenue comprised approximately 6% of the Company's net consolidated sales.

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and, if applicable, any completed units are delivered and accepted by the customer. In the first six months of fiscal 2008, this revenue comprised approximately 2% of the Company's net consolidated sales.

Computer Systems:
     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In the first six months of fiscal 2008, this revenue comprised approximately 3% of the Company's net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as applicable. In the first six months of fiscal 2008, this revenue comprised approximately 3% of the Company's net consolidated sales.

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in SOP 97-2 "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value or by the use of the percentage-of-completion method, when applicable. In the first six months of fiscal 2008, this revenue comprised approximately 2% of the Company's net consolidated sales.

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

Goodwill - Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived intangible assets are subject to annual impairment testing using fair value methodologies. The Company performs its annual impairment testing during its second fiscal quarter, or more frequently if indicators of impairment arise. The timing of the impairment test may result in charges to earnings in the second fiscal quarter that could not have been reasonably foreseen in prior periods. The testing process includes the comparison of the Company's business units' multiples of sales and EBITDA to those multiples of its business units' competitors. The Company performs a sensitivity analysis on its annual goodwill impairment test by changing the sales and EBITDA factors used in its impairment analysis by 10%.If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the Company may be required to record an impairment charge in the future.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Securitization Program - The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 156, "Accounting for Transfers and Servicing of Financial Assets, an amendment of SFAS No. 140." At the time a participation interest in the receivables is sold, that interest is removed from the consolidated balance sheet. The outstanding balance of the undivided interest sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A, was $140.0 million and $120.0 million at April 27, 2008 and October 28, 2007, respectively. Accordingly, the trade receivables included on the April 27, 2008 and October 28, 2007 balance sheets have been reduced to reflect the participation interest sold. TRFCO has no recourse to the Company (beyond its interest in the pool of receivables owned by Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company) for any of the sold receivables.

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


Related Party Transactions
--------------------------

During the first six months of fiscal 2008, the Company paid or accrued $0.6 million to the law firm of which Lloyd Frank, a director, is of counsel, for services rendered to the Company and expenses reimbursed. In addition, the Company paid $7,000 to Michael Shaw, Ph. D., a brother to Steven Shaw, an executive officer and director, for services rendered to the Company.

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

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would increase or decrease the Company's annual net interest expense and securitization costs by $1.4 million, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $13.6 million at April 27, 2008. This fair value was calculated by applying the appropriate fiscal year-end interest rate to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At April 27, 2008, the total market value of these investments was $5.2 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuates against the dollar, which may impact reported earnings. As of April 27, 2008, the total of the Company's net investment in foreign operations was $17.4 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of April 27, 2008, the Company had an outstanding foreign currency option contract in the nominal amount equivalent to $9.5 million, which is accounted for as a hedge under SFAS No. 52, "Foreign Currency Translation". The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at April 27, 2008 by 10% would result in a pretax gain of $1.7 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at April 27, 2008 by 10% would result in a pretax loss of $1.2 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at April 27, 2008. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.


Interest Rate Market Risk                                   Payments Due By Period as of April 27, 2008
-------------------------                                   -------------------------------------------
                                                                  Less than        1-3           3-5        After 5
                                                      Total       1 Year          Years        Years         Years
                                                      ------      -------         ------       ------        -----
                                                                  (Dollars in thousands of US$)
Cash and Cash Equivalents and Restricted Cash
---------------------------------------------

Money Market and Cash Accounts                       $81,163      $81,163
Weighted Average Interest Rate                         2.35%        2.35%
                                                      ------      ------
Total Cash, Cash Equivalents and Restricted
     Cash                                            $81,163      $81,163
                                                     =======      =======


Securitization Program
----------------------
Accounts Receivable Securitization                  $140,000      $140,000
Finance Rate                                           2.72%         2.72%
                                                    --------      --------
Securitization Program                              $140,000      $140,000
                                                    ========      ========


Debt
----
Term Loan                                            $12,577          $532       $1,203        $1,417         $9,425
Interest Rate                                           8.2%          8.2%         8.2%          8.2%           8.2%

Note Payable                                            $495          $124         $189          $182
Interest Rate                                           5.0%          5.0%          5.0%         5.0%
                                                    --------      ---------       ------       ------        ------


Total Long Term Debt                                 $13,072          $656      $1,392        $1,599         $9,425
                                                    ========          ====      ======        ======         ======

Notes Payable to Banks                               $78,117       $78,117         -            -              -
Weighted Average Interest Rate                         4.76%         4.76%         -            -              -
                                                    --------      --------      ------        ------         ------

Total Debt                                           $91,189       $78,773       $1,392       $1,599         $9,425
                                                    ========      ========      =======       ======         ======

Foreign Exchange Market Risk
----------------------------

                                                     Contract Values
                                                     ---------------
                                                                                      Fair Value
                                    Contract                       Less than            Option
                                  Exchange Rate          Total      1 Year           Premium (1)
                                  -------------          ------     ------           ------------
                                                       (Dollars in thousands of U.S.$)
Option Contracts

Canadian $ to U.S.$                      1.05            $9,524     $9,524              $188
                                                         ------     ------           ------------

Total Option Contracts                                   $9,524     $9,524              $188
                                                         ======     ======           ============

(1) Represents the fair value of the foreign contracts at April 27, 2008.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company's management is responsible for maintaining adequate internal controls over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting.

The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of April 27, 2008 under the supervision and with the participation of the Company's management, including the Company's President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation, management concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company and its subsidiaries is made known to them on a timely basis.

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

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2008 Annual Meeting of Shareholders held on April 10, 2008, shareholders:

     (a) elected the following to serve as Class II directors of the Company until the 2010 Annual Meeting of the shareholders by the following votes:

                                           For              Vote Withheld
                                           ---              -------------
            Lloyd Frank                17,145,211              1,269,554
            Bruce G. Goodman           18,223,497                191,268
            Mark N. Kaplan             18,200,155                214,610
            Steven A. Shaw             18,343,704                 71,061


     (b) ratified the action of the Board of Directors in appointing Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending October 28, 2007 by the following vote:

                For                       Against                Abstain
                ---                       -------                -------
            18,305,406                    107,710                  1,649


The following continue to serve as Class I directors of the Company until the 2009 Annual Meeting:

            Theresa A. Havell
            Deborah Shaw
            William H. Turner

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


                                          VOLT INFORMATION SCIENCES, INC.
                                                  (Registrant)

Date:  June 6, 2008
                                                 By:  /s/Jack Egan
                                                     --------------------------
                                                     Jack Egan
                                                     Senior Vice President and
                                                     Principal Financial Officer

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