Form 10-Q
period 2008-07-27
VOLT INFORMATION SCIENCES, INC.
filed 2008-09-05
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


---
/X /    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934

For the Nine Months Ended July 27, 2008.

Or

---
/  /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934

For the transition period from                          to
                               -----------------------     ---------------------


Commission File No. 1-9232


                         VOLT INFORMATION SCIENCES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


        New York                                                13-5658129
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


560 Lexington Avenue, New York, New York                       10022
----------------------------------------                     ----------
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code:          (212) 704-2400


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

Large Accelerated Filer                 Accelerated Filer              X
                        ----------                                 ----------

Non-Accelerated Filer                   Smaller Reporting Company
                        ----------                                 ----------


Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act). Yes      No  X
                                ---     ---

The number of shares of the registrant's common stock, $.10 par value, outstanding as of September 1, 2008 was 22,001,541.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations (Unaudited) -
           Nine Months and Three Months Ended July 27, 2008 and July 29, 2007      3

           Condensed Consolidated Balance Sheets -
           July 27, 2008 (Unaudited) and October 28, 2007                          4

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
           Nine Months Ended July 27, 2008 and July 29, 2007                       5

           Notes to Condensed Consolidated Financial Statements                    7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                              21

Item 3.    Quantitative and Qualitative Disclosures about Market Risk             55

Item 4.    Controls and Procedures                                                58


PART II -  OTHER INFORMATION

Item 1A.   Risk Factors                                                           58

Item 6.    Exhibits                                                               59

SIGNATURE                                                                         59

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)                                           Nine Months Ended                    Three Months Ended
                                             ------------------------------------    -----------------------------------
                                                     July 27,            July 29,            July 27,           July 29,
                                                         2008                2007                2008               2007
                                             ----------------    ----------------    ----------------    ---------------
                                                              (In thousands, except per share amounts)

NET SALES                                    $     1,776,694     $     1,680,193     $       590,553     $      590,218

COST AND EXPENSES:
 Cost of sales                                     1,689,719           1,567,350             554,400            548,374
 Selling and administrative                           66,426              64,522              21,496             21,712
 Restructuring costs                                   1,504                   -                   -                  -
 Depreciation and amortization                        29,532              27,838              10,090              9,311
                                             ----------------     ---------------     ---------------     --------------
                                                   1,787,181           1,659,710             585,986            579,397
                                             ----------------     ---------------     ---------------     --------------

OPERATING (LOSS) INCOME                              (10,487)             20,483               4,567             10,821

OTHER INCOME (EXPENSE):
  Interest income                                      3,416               4,410                 860              1,822
  Other expense, net                                  (3,319)             (4,667)               (258)            (1,707)
  Foreign exchange loss, net                            (806)               (758)               (452)              (305)
  Interest expense                                    (5,636)             (2,320)             (2,453)              (831)
                                             ----------------     ---------------     ---------------     --------------
  (Loss) income from continuing operations
   before minority interest and income taxes         (16,832)             17,148               2,264              9,800

Minority interest                                          2                   -                 (75)                 -
                                             ----------------     ---------------     ---------------     --------------

(Loss) income from continuing operations
   before income taxes                               (16,830)             17,148               2,189              9,800
Income tax benefit (provision)                         6,115              (6,446)               (786)            (3,543)
                                             ----------------     ---------------     ---------------     --------------

(Loss) income from continuing operations
   before items shown below                          (10,715)             10,702               1,403              6,257

Discontinued operations, net of taxes                  4,832               5,535               2,552              2,860
                                             ----------------     ---------------     ---------------     --------------

NET (LOSS) INCOME                                    ($5,883)    $        16,237     $         3,955     $        9,117
                                             ================     ===============     ===============     ==============


                                                                            Per Share Data
                                                                            --------------

(Loss) income from continuing operations
 before items shown below - basic and diluted         ($0.49)    $          0.46     $          0.06     $         0.27
Discontinued operations - basic and diluted             0.22                0.24                0.12               0.13
                                             ----------------     ---------------     ---------------     --------------
Net (loss) income per share - basic and
 diluted                                              ($0.27)    $          0.70     $          0.18     $         0.40
                                             ================     ===============     ===============     ==============

Weighted average number of shares - basic             22,098              23,103              22,002             22,968
                                             ================     ===============     ===============     ==============

Weighted average number of shares - diluted           22,098              23,153              22,017             23,018
                                             ================     ===============     ===============     ==============


                    See accompanying notes to condensed consolidated financial statements (unaudited).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    July 27, 2008        October 28, 2007
                                                                     (Unaudited)            (Audited)
                                                                 --------------------    --------------------
ASSETS                                                               (In thousands, except share amounts)
CURRENT ASSETS
   Cash and cash equivalents                                     $            43,821     $            40,343
   Restricted cash                                                            28,593                  25,482
   Short-term investments                                                      4,965                   5,624
   Trade accounts receivable, net of allowances of $5,575 (2008)
    and $3,749 (2007)                                                        500,000                 392,970
   Inventories, net of allowances of $5,433 (2008) and $4,249
    (2007)                                                                    40,264                  54,414
   Assets held for sale                                                       35,065                  35,263
   Recoverable income taxes                                                   13,096                       -
   Deferred income taxes                                                       9,597                   9,629
   Prepaid insurance and other assets                                         32,133                  37,205
                                                                 --------------------    --------------------
   TOTAL CURRENT ASSETS                                                      707,534                 600,930

   Property, plant and equipment, net                                         70,560                  72,250
   Insurance and other assets                                                  4,325                   6,604
   Deferred income taxes                                                       7,980                   8,125
   Goodwill                                                                  102,670                  98,715
   Other intangible assets, net                                               48,404                  53,527
                                                                 --------------------    --------------------
TOTAL ASSETS                                                     $           941,473     $           840,151
                                                                 ====================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term borrowings, including current portion of long-term
    debt                                                         $           217,360     $            84,621
   Accounts payable                                                          206,456                 212,355
   Liabilities related to assets held for sale                                21,862                  20,769
   Accrued wages and commissions                                              58,417                  62,777
   Accrued taxes other than income taxes                                      22,396                  22,276
   Accrued insurance and other accruals                                       30,492                  32,582
   Deferred income and other liabilities                                      12,496                  17,029
   Income taxes payable                                                            -                   4,822
                                                                 --------------------    --------------------
TOTAL CURRENT LIABILITIES                                                    569,479                 457,231

Long-term debt, excluding current portion                                     12,250                  12,316
Deferred income                                                                2,505                       -
Income taxes payable                                                             937                       -
Deferred income taxes                                                         17,157                  18,025

Minority interest                                                                994                      43

STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00; Authorized--500,000 shares;
    issued--none                                                                   -                       -
   Common stock, par value $.10; Authorized--120,000,000 shares;
    issued--23,498,103 shares (2008) and 23,480,103 (2007)                     2,350                   2,348
   Paid-in capital                                                            51,000                  50,740
   Retained earnings                                                         312,852                 319,688
   Accumulated other comprehensive income                                      2,930                   2,660
                                                                 --------------------    --------------------
                                                                             369,132                 375,436
   Less treasury stock--1,496,562 shares (2008) and 1,048,966
    shares (2007), at cost                                                   (30,981)                (22,900)
                                                                 --------------------    --------------------
TOTAL STOCKHOLDERS' EQUITY                                                   338,151                 352,536
                                                                 --------------------    --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $           941,473     $           840,151
                                                                 ====================    ====================

              See accompanying notes to condensed consolidated financial statements (unaudited).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              Nine Months Ended
                                                                 --------------------------------------------
                                                                      July 27,                July 29,
                                                                        2008                    2007
                                                                 --------------------    --------------------
                                                                                 (In thousands)

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net (loss) income                                                            ($5,883)    $            16,237
Adjustments to reconcile net (loss) income to cash provided by operating activities:
   Discontinued operations                                                    (4,832)                 (5,535)
   Depreciation and amortization                                              29,532                  27,838
   Accounts receivable provisions                                              3,087                      96
   Minority interest                                                              (2)                      -
   Loss on dispositions of property, plant and equipment                          16                      37
   Loss on foreign currency translation                                           78                      30
   Deferred income tax benefit                                                (3,611)                 (4,196)
   Share-based compensation expense related to employee stock
    options                                                                       45                      44
   Excess tax benefits from share-based compensation                             (12)                   (110)
Changes in operating assets and liabilities, net of assets
 acquired :
   Accounts receivable                                                         9,754                  (6,392)
   Reduction in securitization of accounts receivable                       (120,000)                (20,000)
   Inventories                                                                14,151                 (16,001)
   Prepaid insurance and other current assets                                  6,920                  (2,615)
   Insurance and other long-term assets                                          116                     572
   Accounts payable                                                           (9,371)                  7,723
   Accrued expenses                                                           (6,658)                 (1,070)
   Deferred income and other liabilities                                        (718)                 12,638
   Income taxes                                                              (15,896)                 (7,156)
                                                                  -------------------    --------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                         (103,284)                  2,140
                                                                  -------------------    --------------------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                              Nine Months Ended
                                                                 --------------------------------------------
                                                                       July 27,               July 29,
                                                                         2008                    2007
                                                                 --------------------    --------------------
                                                                                (In thousands)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Sales of investments                                             $             1,341     $             6,057
Purchases of investments                                                      (1,601)                 (6,440)
Increase in restricted cash                                                   (3,111)                 (3,436)
Increase in payables related to restricted cash                                3,111                   3,436
Acquisitions                                                                  (1,348)                   (225)
Proceeds from disposals of property, plant and equipment, net                    343                     236
Purchases of property, plant and equipment                                   (21,541)                (20,914)
                                                                 --------------------    --------------------

NET CASH USED IN INVESTING ACTIVITIES                                        (22,806)                (21,286)
                                                                 --------------------    --------------------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
Increase in short-term borrowings                                            132,262                  19,606
Payment of long-term debt                                                       (410)                   (349)
Cash in lieu of fractional shares                                                  -                     (18)
Exercises of stock options                                                       166                     345
Excess tax benefits from share-based compensation                                 12                     110
Purchase of treasury shares                                                   (8,081)                (22,979)
                                                                 --------------------    --------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          123,949                  (3,285)
                                                                 --------------------    --------------------

Effect of exchange rate changes on cash                                         (547)                    376
                                                                 --------------------    --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING
 OPERATIONS                                                                   (2,688)                (22,055)

Change in cash from discontinued operations                                    6,166                   7,839
                                                                 --------------------    --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           3,478                 (14,216)

Cash and cash equivalents, beginning of period                                40,343                  38,481
                                                                 --------------------    --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $            43,821     $            24,265
                                                                 ====================    ====================

SUPPLEMENTAL INFORMATION
  Cash paid during the period:
    Interest expense                                             $             5,929     $             2,199
    Income taxes                                                 $            18,031     $            22,045


             See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at July 27, 2008 and consolidated results of operations for the nine and three months ended and consolidated cash flows for the nine months ended July 27, 2008 and July 29, 2007.

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

On July 29, 2008, the Company signed an Asset Purchase Agreement to sell the net assets of its directory systems and services and North American publishing operations to Yellow Page Group. The transaction includes the net assets of Volt Directory Systems and Services and DataNational but excludes the Uruguayan operations, which combined were historically reported as the Company's Telephone Directory segment. The transaction closed on September 5, 2008. The net purchase price of approximately $179 million was paid in cash at closing. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the results of operations of Volt Directory Systems and DataNational have been classified as discontinued, the prior period results have been reclassified and their assets and liabilities included as separate line items on the Company's July 27, 2008 condensed consolidated balance sheet.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2007. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

Certain amounts in the third quarter of fiscal 2007 have been reclassified to conform to the fiscal 2008 presentation.

NOTE B--Securitization Program

On June 3, 2008, the Company's $200.0 million accounts receivable securitization program (the "Expiring Securitization Program"), which was due to expire within the next year, was transferred to a multi-buyer program administered by PNC Bank (see Note D). Prior to that date, under the Expiring Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries were sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquired from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retained the servicing responsibility for the accounts receivable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE B--Securitization Program--Continued

The Expiring Securitization Program was not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company. Accounts receivable were only reduced to reflect the fair value of receivables actually sold. The Company entered into this arrangement as it provided a low-cost alternative to other financing.

The Expiring Securitization Program was designed to enable receivables sold by the Company to Volt Funding to constitute true sales of those receivables. As a result, the receivables were available to satisfy Volt Funding's own obligations to its own creditors before being available, through the Company's residual equity interest in Volt Funding, to satisfy the Company's creditors. TRFCO had no recourse to the Company beyond its interest in the pool of receivables owned by Volt Funding.

The  Company  accounted  for  the  securitization  of  accounts   receivable  in
accordance with SFAS No. 156, "Accounting for Transfers and Servicing of Financial Assets, an amendment of SFAS No. 140." At the time a participation interest in the receivables was sold, the receivable representing that interest was removed from the condensed consolidated balance sheet (no debt was recorded) and the proceeds from the sale were reflected as cash provided by operating activities. Losses and expenses associated with the transactions, primarily related to discounts incurred by TRFCO on the issuance of its commercial paper, were charged to the consolidated statement of operations.

The Company incurred charges in connection with the sale of receivables under the Expiring Securitization Program, of $2.8 million in the nine months ended July 27, 2008 compared to $3.5 million and $1.3 million in the nine and three months ended July 29, 2007, which are included in Other Expense in the consolidated statement of operations. The equivalent cost of funds in the Expiring Securitization Program was at the rate of 6.2% per annum in the nine-month 2007 fiscal period.

At October 28, 2007, the Company's carrying retained interest in a revolving pool of receivables was approximately $143.8 million, net of a service fee liability, out of a total pool of approximately $264.9 million, respectively. The outstanding balance of the undivided interest sold to TRFCO was $120.0 million at October 28, 2007. Accordingly, the trade accounts receivable included on the October 28, 2007 balance sheet were reduced to reflect the participation interest sold of $120.0 million.

NOTE C--Inventories

Inventories of accumulated unbilled costs, principally work in process, and materials, net of related reserves, by segment are as follows:

                                   July 27,              October 28,
                                     2008                    2007
                              --------------------    --------------------
                                             (In thousands)

Telecommunications Services   $            28,789     $            43,162
Computer Systems                            7,440                   7,138
Printing and Other                          4,035                   4,114
                              --------------------    -------------------
Total                         $            40,264     $            54,414
                              ====================    ====================


The cumulative amounts billed under service contracts at July 27, 2008 and October 28, 2007 of $22.1 million and $13.9 million, respectively, are credited against the related costs in inventory. In addition, inventory reserves at July 27, 2008 and October 28, 2007 of $5.4 million and $4.2 million, respectively, are credited against the related costs in inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE D--Short-Term Borrowings

At July 27, 2008, the Company had credit facilities with various banks and financial conduits which provided for borrowings and letters of credit of up to an aggregate of $357.8 million, including the Company's $200.0 million five-year accounts receivable securitization program (the "Amended Securitization Program"), a $42.0 million five-year unsecured revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $100.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility"). The Company had total outstanding short-term borrowings of $216.7 million as of July 27, 2008. Included in these borrowings were $18.7 million of foreign currency borrowings which provide economic hedges against foreign denominated net assets.

Amended Securitization Program

On June 3, 2008, the Company's $200.0 million accounts receivable securitization program (see Note B), which was due to expire within the next year, was transferred to a multi-buyer program administered by PNC Bank. The Amended Securitization Program has a five-year term (subject to 364 day liquidity). Under the Amended Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, borrows from two commercial paper conduits (Market Street Funding LLC, a PNC Bank affiliate, and Relationship Funding LLC), secured by an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company. The Company retains the servicing responsibility for the accounts receivable.

The Amended Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company. The receivables and related borrowings remain on the balance sheet since Volt Funding effectively retains control over the receivables, which are no longer treated as sold assets. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as short-term borrowings on the condensed consolidated balance sheet. At July 27, 2008, Volt Funding had borrowed $81.3 million and $48.7 million from Market Street Funding and Relationship Funding, respectively. At July 27, 2008, borrowings bear a weighted-average interest rate of 2.94% per annum, excluding a facility fee of 0.25% per annum paid on the entire facility and a program fee of 0.35% paid on the outstanding borrowings.

The Amended Securitization Program is subject to termination by PNC Bank (with the consent of the majority purchasers) under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, or the rate of collections on receivables failing to meet a specified threshold.

At July 27, 2008, the Company was in compliance with all requirements of the Amended Securitization Program.


Credit Agreement

On February 28, 2008, the Company entered into the Credit Agreement to replace the Company's then expiring $40.0 million secured credit agreement with an unsecured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit and $25.0 million for borrowing in alternative currencies. At July 27, 2008, the Company had no borrowings against this facility. The administrative agent for the Credit Facility is Bank of America, N.A. The other banks participating in the Credit Facility are JP Morgan Chase Bank, N.A. as syndicated agent, Wells Fargo Bank, N.A.and HSBC Bank USA, N.A.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE D--Short-Term Borrowings--Continued

Borrowings under the Credit Agreement bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Based upon the Company's leverage ratio at July 27, 2008, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.8% per annum, excluding a fee of 0.35% per annum paid on the entire facility.

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

Delta Credit Facility

In December 2006, Volt Delta entered into the secured Delta Credit Facility, which expires in December 2009, with Wells Fargo, N.A. as the administrative agent and arranger, and as a lender thereunder. Wells Fargo and two of the other three lenders under the Delta Credit Facility, Bank of America, N.A. and JPMorgan Chase, also participate in the Company's $42.0 million unsecured revolving Credit Facility. Neither the Company nor Volt Delta guarantees each other's facility but certain subsidiaries of each are guarantors of their respective parent company's facility.

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $100.0 million with a sublimit of $10.0 million on the issuance of letters of credit. At July 27, 2008, $77.9 million was drawn on this facility. Certain interest rate options, as well as the commitment fee, are based on a leverage ratio, as defined, which resets quarterly. Based upon Volt Delta's leverage ratio at July 27, 2008, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.0% per annum. Volt Delta also pays a commitment fee on the unused portion of the Delta Credit Facility which varies based on Volt Delta's leverage ratio. At July 27, 2008, the commitment fee was 0.3% per annum.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE E--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:

                                                                      July 27,               October 28,
                                                                        2008                    2007
                                                                 --------------------    --------------------
                                                                          (Dollars in thousands)

8.2% term loan (a)                                               $            12,448     $            12,826
Note payable for an acquisition (b)                                              475                       -
                                                                 --------------------    --------------------
                                                                              12,923                  12,826
Less amounts due within one year                                                 673                     510
                                                                 --------------------    --------------------
Total long-term debt                                             $            12,250     $            12,316
                                                                 ====================    ====================


(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $12.4 million at July 27, 2008. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at July 27, 2008 of $9.9 million. The obligation is guaranteed by the Company.

(b) Represents the present value of a $0.6 million payment due in sixty monthly installments, discounted at 5% per annum.


NOTE F--Stockholders' Equity

Changes in the major components of stockholders' equity for the nine months ended July 27, 2008 are as follows:

                                                    Common       Paid-In       Retained      Treasury
                                                    Stock        Capital       Earnings        Stock
                                                  ----------    ----------    ----------    ----------
                                                                     (In thousands)

Balance at October 28, 2007                       $    2,348    $   50,740    $  319,688      ($22,900)
Options exercised - 18,000 shares                          2           215
Amortization of restricted stock and stock units                        21
Compensation expense - stock options                                    24
Change in fair value of minority interest                                           (953)
Purchase of treasury shares                                                                     (8,081)
Net loss for the nine months                                                      (5,883)
                                                  ----------    ----------    ----------    ----------
Balance at July 27, 2008                          $    2,350    $   51,000    $  312,852      ($30,981)
                                                  ==========    ==========    ==========    ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE F--Stockholders' Equity - Continued

Another component of stockholders' equity, the accumulated other comprehensive income, consists of cumulative unrealized foreign currency translation adjustments, net of taxes, gains of $2.9 million and $2.6 million at July 27, 2008 and October 28, 2007, respectively, and unrealized gains, net of taxes, of $9,000 and $89,000 in marketable securities at July 27, 2008 and October 28, 2007, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive (loss) income as follows:

                                                      Nine Months Ended          Three Months Ended
                                                  ------------------------    ------------------------
                                                   July 27,      July 29,      July 27,      July 29,
                                                     2008          2007          2008          2007
                                                  ----------    ----------    ----------    ----------
                                                                      (In thousands)

Net (loss) income                                    ($5,883)   $   16,237    $    3,955    $    9,117
Change in fair value of minority interest               (953)            -          (120)            -
Foreign currency translation adjustments, net            350           979           674           353
Unrealized (loss) gain on marketable
  securities, net                                        (80)           13           (10)            7
                                                  ----------    ----------    ----------    ----------
Comprehensive (loss) income                          ($6,566)   $   17,229    $    4,499    $    9,477
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

                                                      Nine Months Ended          Three Months Ended
                                                  ------------------------    ------------------------
                                                   July 27,      July 29,      July 27,       July 29,
                                                     2008          2007          2008           2007
                                                  ----------    ----------    ----------    ----------

Denominator for basic earnings per share:
    Weighted average number of shares             22,097,901    23,103,167    22,001,541    22,967,583

Effect of dilutive securities:
    Employee stock options                                 -        50,312        15,185        50,092
                                                  ----------    ----------    ----------    ----------

Denominator for diluted earnings per share:
    Adjusted weighted average number of shares    22,097,901    23,153,479    22,016,726    23,017,675
                                                  ==========    ==========    ==========    ==========

Options to purchase 179,886 and 21,300 shares of the Company's common stock were outstanding at July 27, 2008 and July 29, 2007, respectively, but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.

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

On September 5, 2008, the Company sold the net assets of its DataNational and Directory Systems and Services divisions, whose operations for the current and comparable nine-month periods have been reclassified to Discontinued Operations, with the remainder of the segment being renamed Printing and Other. The operations of this segment were part of the Telephone Directory segment until the current quarter.

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

Financial  data  concerning  the Company's  sales and segment  operating  profit
(loss) by reportable operating segment for the nine and three months ended July 27, 2008 and July 29, 2007 are summarized in the table below.

During the nine months ended July 27, 2008, consolidated assets increased by $101.3 million primarily due to a $120.0 million reduction in a participation interest in trade accounts receivable sold at October 28, 2007 related to the Expiring Securitization Program. Borrowings under the Amended Securitization Program are included in short-term borrowings in the July 27, 2008 balance sheet. This increase in trade accounts receivable was offset by a $14.4 million reduction in the Telecommunications Services segment's inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE H--Segment Disclosures--Continued

                                                      Nine Months Ended          Three Months Ended
                                                  ------------------------    ------------------------
                                                   July 27,      July 29,      July 27,      July 29,
                                                     2008          2007          2008          2007
                                                  ----------    ----------    ----------    ----------
                                                                     (In thousands)
Net Sales:
Staffing Services
   Staffing                                       $1,446,867    $1,433,008    $  486,525    $  509,003
   Managed Services                                  947,934       904,644       312,216       275,819
                                                  ----------    ----------    ----------    ----------
   Total Gross Sales                               2,394,801     2,337,652       798,741       784,822
   Less: Non-Recourse Managed Services              (908,273)     (868,261)     (299,731)     (265,729)
                                                  ----------    ----------    ----------    ----------
   Net Staffing Services                           1,486,528     1,469,391       499,010       519,093
Telecommunications Services                          133,031        76,897        36,588        28,347
Computer Systems                                     160,710       139,131        57,787        47,413
Printing and Other                                     9,251         8,256         1,623           557
Elimination of intersegment sales                    (12,826)      (13,482)       (4,455)      (5,192)
                                                  ----------    ----------    ----------    ----------

Total Net Sales                                   $1,776,694    $1,680,193    $  590,553    $  590,218
                                                  ==========    ==========    ==========    ==========

Segment Operating Profit (Loss):
Staffing Services                                 $   23,666    $   32,515    $   11,972    $   13,300
Telecommunications Services                          (22,335)          649        (5,066)          943
Computer Systems                                      15,627        17,639         7,017         6,932
Printing and Other                                    (1,793)       (1,042)         (885)         (866)
                                                  ----------    ----------    ----------    ----------
Total Segment Operating Profit                        15,165        49,761        13,038        20,309

General corporate expenses                           (25,652)      (29,278)       (8,471)       (9,488)
                                                  ----------    ----------    ----------    ----------
Total Operating (Loss) Profit                        (10,487)       20,483         4,567        10,821

Interest income and other (expense), net                  97          (257)          602           115
Foreign exchange loss, net                              (806)         (758)         (452)         (305)
Interest expense                                      (5,636)       (2,320)       (2,453)         (831)
                                                  ----------    ----------    ----------    ----------

(Loss) income from continuing operations before
  minority interest and income taxes                ($16,832)   $   17,148    $    2,264    $    9,800
                                                  ==========    ==========    ==========    ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE I--Derivative Financial Instruments, Hedging and Restricted Cash

The Company enters into derivative financial instruments only for hedging purposes. All derivative financial instruments, such as interest rate swap contracts, foreign currency options and exchange contracts, are recognized in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and, if so, whether it qualifies as a fair value hedge or cash flow hedge.

Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. As of July 27, 2008, the Company had an outstanding foreign currency option contracts in the nominal amount equivalent to $9.5 million, which approximated its net investment in foreign operations and is accounted for as a hedge under SFAS No. 52, "Foreign Currency Translation".

Restricted cash at July 27, 2008 and October 28, 2007 was $28.6 million and $25.5 million, respectively, to cover obligations that were reflected in accounts payable at that date. These amounts primarily related to certain contracts with customers, for which the Company manages the customers' alternative staffing requirements, including the payments to associate vendors.

NOTE J--Sale and Acquisitions of Businesses

On July 29, 2008, the Company signed an Asset Purchase Agreement to sell the net assets of its directory systems and services and North American publishing operations to Yellow Page Group. The transaction includes the net assets of Volt Directory Systems and Services and DataNational but excludes the Uruguayan operations, which combined were historically reported as the Company's Telephone Directory segment. The transaction closed on September 5, 2008. The net purchase price of approximately $179 million was paid in cash at closing. In accordance with SFAS No. 144, the results of operations of Volt Directory Systems and DataNational, have been classified as discontinued, the prior period results have been reclassified and their assets and liabilities included as separate line items on the Company's July 27, 2008 condensed consolidated balance sheet.

The following summarizes the discontinued operations:

                                                     Nine Months Ended           Three Months Ended
                                                  ------------------------    ------------------------
                                                   July 27,      July 29,      July 27,      July 29,
                                                    2008           2007          2008          2007
                                                  ----------    ----------    ----------    ----------
                                                                     (In thousands)

Revenue                                           $   47,295    $   51,039    $   19,786    $   21,510
                                                  ==========    ==========    ==========    ==========

Income before taxes                               $    8,135    $    9,316    $    4,297    $    4,812
Income tax provision                                   3,303         3,781         1,745         1,952
                                                  ----------    ----------    ----------    ----------
Income from operations                            $    4,832    $    5,535    $    2,552    $    2,860
                                                  ==========    ==========    ==========    ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE J--Sale and Acquisitions of Businesses - Continued

Volt Directory Systems and Services and DataNational's assets and liabilities reclassified in the July 27, 2008 balance sheet include:


                                                   July 27,     October 28,
                                                    2008           2007
                                                  -----------   ------------
                                                       (In thousands)

   Cash                                           $       44    $        55
   Accounts receivable                                22,295         24,145
   Inventory                                           7,499          5,536
   Deferred taxes and other current assets             2,768          2,722
   Property, plant and equipment, net                  2,208          2,459
   Intangible assets                                     210            302
   Other non-current assets                               41             44
                                                  -----------   ------------
   Assets held for sale                           $   35,065    $    35,263
                                                  ===========   ============

   Accounts payable                               $    2,677    $     2,444
   Accrued expenses                                    1,594          1,569
   Customer advances and other liabilities            17,591         16,756
                                                  -----------   ------------
   Liabilities related to assets held for sale    $   21,862    $    20,769
                                                  ===========   ============


In March 2008, the Company acquired a staffing and consulting services provider in South America for $1.6 million, which is expected to complement existing services in the Staffing Services segment.

In September 2007, Volt Delta, the principal business unit of the Computer Systems segment, acquired LSSi Corp. ("LSSi") for $71.8 million and combined it and its DataServ division into LSSiData. The combination of Volt Delta's application development, integration and hosting expertise and LSSi's highly efficient data processing allows Volt Delta to serve a broader base of customers by aggregating the most current and accurate business and consumer information possible. Substantially all of the merger consideration was attributable to goodwill and other intangible assets.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE J--Sale and Acquisitions of Businesses - Continued

The preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed of LSSi is as follows:

                                 (In thousands)

         Cash                                     $      679
         Accounts receivable                           5,836
         Prepaid expenses and other assets               469
         Property, plant and equipment                 1,800
         Goodwill                                     49,959
         Intangible assets                            25,860
                                                  -----------
                Total Assets                          84,603
                                                  -----------

         Accounts payable                             (1,119)
         Other accrued expenses                       (3,912)
         Other liabilities                              (144)
         Deferred income tax                          (7,595)
                                                  -----------
                Total Liabilities                    (12,770)
                                                  -----------

         Purchase price                           $   71,833
                                                  ===========


In September 2007, the Company purchased for $1.5 million an 80% interest in an outsourcing and services provider that complements existing services in the Staffing Services segment. The Company and the 20%-owner have call and put rights related to ownership commencing in fiscal 2010. The Company estimated the fair value of the call/put and recorded a liability of $1.0 million as of July 27, 2008.

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

                                                    Pro Forma Results
                                            Nine Months Ended Three Months Ended
                                                July 29, 2007   July 29, 2007
                                                  -----------   ------------
                                        (In thousands, except per share amounts)

Net Sales                                         $1,701,713    $   597,367
                                                  ===========   ============
Operating profit                                  $   24,120    $    11,853
                                                  ===========   ============
Income from continuing operations                 $   15,163    $     6,593
Discontinued operations, net of taxes                  5,535          2,860
                                                  -----------   ------------
Net income                                        $   20,698    $     9,453
                                                  ===========   ============

Earnings per share - Basic and Diluted
Income from continuing operations                 $     0.66    $      0.29
Discontinued operations, net of taxes                   0.24           0.12
                                                  -----------   ------------
Net income                                        $     0.90    $      0.41
                                                  ===========   ============

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

The following table represents the balance of intangible assets:

                                                   July 27, 2008                       October 28, 2007
                                        ---------------------------------------------------------------------------
                                        Gross Carrying        Accumulated        Gross Carrying      Accumulated
                                             Amount           Amortization           Amount           Amortization
                                        ---------------     ---------------     ---------------     ---------------
                                                                      (In thousands)

Customer relationships                  $        43,788     $         8,921     $        43,788     $         4,830
Existing technology                              13,164               4,308              13,164               3,090
Contract backlog                                  3,200               2,066               3,200               1,467
Trade names (a)                                   2,016                   -               2,016                   -
Non-compete agreements and trademarks               975                 327                 325                 208
Reseller network                                    816                 263                 816                 187
Patents                                             444                 114                   -                   -
                                        ---------------     ---------------     ---------------     ---------------
Total                                   $        64,403     $        15,999     $        63,309     $         9,782
                                        ===============     ===============     ===============     ===============

(a) Trade names have an indefinite life and are not amortized.


NOTE L--Primary Insurance Casualty Program

The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds and the experience-rated premiums in these state plans relieve the Company of additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premium are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. At July 27, 2008, the Company's net prepaid for the outstanding plan years was $18.8 million compared to $26.0 million at October 28, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE M--Incentive Stock Plans

The Non-Qualified Option Plan adopted by the Company in fiscal 1995 terminated on May 16, 2005 except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at July 27, 2008 were granted at 100% of the market price on the date of grant and become fully vested within one to five years after the grant date.

The Company recorded compensation expense of $21,000 and $36,000 for the nine-month periods ended July 27, 2008 and July 29, 2007, respectively. Compensation expense is recognized in the selling and administrative expenses in the Company's statement of operations on a straight-line basis over the vesting periods. As of July 27, 2008, there was $11,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the 1995 plan to be recognized over a weighted average period of 0.4 years.

The intrinsic value of options exercised during the nine-month period ended July 27, 2008 and July 29, 2007 was $0.1 and $0.6 million, respectively. The total cash received from the exercise of stock options was $0.2 million and $0.3 million in the nine-month period ended July 27, 2008 and July 29, 2007, respectively and is classified as financing cash flows in the statement of cash flows. The actual tax benefit realized from the exercise of stock options for the nine-month period ended July 27, 2008 and July 29, 2007 was $0.1 million and $0.2 million, respectively.

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

Compensation expense of $20,000 was recognized in selling and administrative expenses in the Company's condensed consolidated statement of operations for the nine-month period ended July 27, 2008 on a straight-line basis over the vesting period for grants issued in fiscal 2007. As of July 27, 2008, there was $46,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements for these options to be recognized over a weighted average period of 1.7 years.

On December 18, 2007, the Company granted to employees (i) 233,000 restricted stock units and (ii) non-qualified stock options to purchase 152,996 shares of the Company's common stock at $13.32 per share under the 2006 Plan. If certain net income targets are met in fiscal years 2007 through 2011, the restricted stock units begin to vest over a five-year period through 2016. Similarly, if certain net income targets are met in fiscal years 2008 through 2012, substantially all the stock options will vest over a four-year period and expire on December 17, 2017. There was no compensation expense recognized on the grants with certain targets. Compensation expense of $4,000 was recognized in cost of sales in the Company's condensed consolidated statement of operations for the nine-month period ended July 27, 2008 for options without targets. As of July
27, 2008, there was $20,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements to be recognized over a weighted average period of 2.9 years.

There were no options granted during the three months ended July 27, 2008.

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

NOTE O--Restructuring

During the first quarter of fiscal 2008, the Company recorded a pre-tax restructuring charge of approximately $1.5 million ($0.9 million net of taxes, or $0.04 per share) related to the elimination of employee positions in Europe and North America. The workforce reduction at Volt Delta resulted from the integration of LSSiData into the segment's database access line of business. The restructuring charge consists of severance and termination benefits for the affected employees and is presented on a separate line item in the Company's condensed consolidated statement of operations. The restructuring charge was paid during the first nine months of fiscal 2008.

NOTE P--Subsequent Event

The transaction between the Company and Yellow Page Group, referred to in Notes A, H, and J, closed on September 5, 2008.

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

     o Related Person Transactions - This section describes any business relationships, or transaction or series of similar transactions, between the Company and its directors, executive officers, shareholders (with a 5% or greater interest in the Company), or any entity in which an executive officer has more than a 10% equity ownership interest, as well as members of the immediate families of any of the foregoing persons during the first nine months of fiscal year 2007 and 2008. Excluded from the transactions are employment compensation and directors' fees.

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

Non-GAAP Financial Measures
---------------------------

This report includes information extracted from consolidated financial information that is not required by GAAP to be presented in the financial statements. Certain of this information is considered "non-GAAP financial measures" as defined by SEC rules. Some of these measures are as follows:

Gross profit for a segment is comprised of its total net sales less direct costs.

Segment or division operating profit is comprised of segment or division gross profit less its overhead, selling and administrative costs and depreciation, and has limitations as an analytical tool. It should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are due to the omission of: (a) general corporate expenses; (b) interest income earned by the Company on excess cash generated by its segments; (c) interest expended on corporate debt necessary to finance the segments' operations and capital expenditures; and (d) interest and fees related to sales of interests in accounts receivable. Because of these limitations, segment or division operating profit (loss) should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

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

     o Staffing Solutions provides a full spectrum of managed staffing, temporary/contract personnel employment, and workforce solutions. This functional area is comprised of the Technical Placement ("Technical") division and the Administrative and Industrial ("A&I") division. The employees and contractors on assignment are usually on the payroll of the Company for the length of their assignment and are then eligible to be re-assigned to another customer. This functional area also uses employees and subcontractors from other staffing providers ("associate vendors") when necessary. This functional area also provides direct placement services and, upon request from customers, subject to contractual conditions, will allow the customer to convert the temporary employees to permanent customer positions under negotiated terms. In addition, the Company's Recruitment Process Outsourcing ("RPO") services deliver end-to-end hiring solutions to customers. The Technical division provides skilled employees, such as computer and other IT specialties, engineering, design, scientific and technical support. The A&I division provides administrative, clerical, office automation, accounting and financial, call center and light industrial personnel. Employee assignments in the Technical division usually last from weeks to months, while in the A&I division the assignments are generally shorter and in both divisions the employee is eligible to be re-assigned and the Company attempts to re-assign the employee as soon as possible.

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

     Printing and Other: This segment provides printing services and publishes telephone directories in Uruguay. The telephone directory revenues of this segment are derived from the sales of telephone directory advertising for the books it publishes. The operations of this segment were part of the Telephone Directory segment until the current quarter. In July 2008, the Company announced that it had agreed to sell the net assets of its DataNational and Directory Systems and Services divisions, whose operations for the current and comparable nine-month periods have been reclassified to Discontinued Operations, with the remainder of the segment being renamed Printing and Other.

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

In the nine and three-month periods of fiscal 2008, the Company's consolidated net sales totaled $1.8 billion and $590.6 million and consolidated segment operating profit totaled $15.2 million and $13.0 million, respectively. The explanations by segment for the nine and three-month periods are detailed below.

Staffing Services: The Staffing Services segment net sales for the nine-month fiscal period increased by $17.1 million from the comparable 2007 period, but decreased by $20.1 million in the current three months from the comparable 2007 fiscal period. The operating profits for the nine and three-month periods decreased by

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Executive Overview--Continued
------------------

$8.8 million and $1.3 million from the comparable periods in fiscal 2007. The decrease in operating profit for the nine months from the comparable 2007 period was due to a decrease in gross margins and an increase in overhead, partially offset by an increase in net sales. The decrease in operating profit for the three months was due to the decrease in net sales and increase in overhead, partially offset by an increase in gross margins.

Telecommunications Services: The Telecommunications segment sales increased by $56.1 million and $8.3 million, respectively, from the comparable nine and three-month periods in fiscal 2007; however, the operating results decreased by $22.9 million and $6.0 million for the nine months and the current quarter, respectively. The decrease in operating results for the nine months was due to decreased gross margins and increased overhead costs. In late January 2008, the Company learned that it may not be reimbursed for certain costs incurred under an installation contract and the increase in operating loss for the nine months was primarily due to the losses incurred on this contract. The increase in overhead was predominantly due to increased indirect labor related to this contract. The Company continues to negotiate with the customer in order for it to be reimbursed for disputed billings under this contract. The installation work on this contract is substantially complete.

Computer Systems: The Computer Systems segment's sales increased by $21.6 million and $10.4 million, respectively, from the comparable nine and three-month periods in fiscal 2007, while its operating profit decreased by $2.0 million for the nine months, but increased $0.1 million for the current quarter. The decrease in operating profit for the current nine months was due to the increased overhead cost as a result of the acquisition of LSSi, which included $1.5 million of severance costs and increased amortization of intangible costs related to the acquisition.

Printing and Other: On July 29, 2008, the Company announced it had agreed to sell the net assets of its directory systems and services and North American telephone directory publishing operations to Yellow Page Group ("YPG"). The companies have signed an asset purchase agreement and the transaction closed on September 5, 2008. The net purchase price of approximately $179 million was paid in cash at closing.

The transaction includes the operations of Volt Directory Systems and Services and DataNational, formerly part of the Telephone Directory segment, but excludes the Uruguayan printing and telephone directory operations, which now comprises this new segment. The results of operations of Volt Directory Systems and DataNational have been classified as discontinued and the prior period results have been reclassified.

The Printing and Other segment's sales increased by $1.0 million from both the comparable nine and three-month periods in fiscal 2007, however, its operating losses increased by $0.8 million for the nine months, while remaining the same for the three-month period of fiscal 2008. The decrease in operating profit for the nine months of fiscal 2008 was predominantly due to the reduction in gross margin, partially offset by the sales increase.

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

NINE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE NINE MONTHS ENDED JULY 29, 2007

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

Consolidated Results of Operations
----------------------------------

In the first nine months of fiscal 2008, consolidated net sales increased by $96.5 million, or 6%, to approximately $1.8 billion, from the comparable period of fiscal 2007. The increase in the nine months' net sales resulted from increases in Telecommunications Services of $56.1 million, Staffing Services of $17.1 million, Computer Systems of $21.6 million, and Printing and Other of $1.0 million.

Cost of sales increased by $122.3 million, or 8%, to $1.7 billion, and was 95% of sales, in the nine months of fiscal 2008 as compared to 93% of sales in the comparable period of fiscal 2007. The increase in the cost of sales percentage was primarily due to the losses sustained in the Telecommunications segment in fiscal 2008.

Selling and administrative costs increased by $2.0 million, or 3%, in the current nine-month period from the comparable period in fiscal 2007, and was 3.7% of sales, as compared to 3.8% in the comparable period of fiscal 2007.

Depreciation and amortization increased by $1.7 million, or 6%, in the current nine-month period from the comparable period in fiscal 2007, and remained at 1.7% of sales. The increase in depreciation and amortization in the current nine months from the comparable 2007 fiscal period was attributable to increases in amortization of intangibles in the Computer Systems segment due to acquisitions in fiscal 2007, along with additions of fixed assets in Staffing Services and the Telecommunications Services segment, partially offset by a reduction in amortization of the corporate enterprise resource planning system.

The Company reported an operating loss of $10.5 million in the current nine months, as compared to an operating profit of $20.5 million in the comparable period of fiscal 2007 due to a decrease in segment operating profit of $34.5 million, or 70%, partially offset by a decrease of $3.5 million, or 12%, in general corporate expenses. The decrease in segment operating results was attributable to the decreased operating profits of the Telecommunications Services segment of $22.9 million, the Staffing Services segment of $8.8 million, the Computer Systems segment of $2.0 million and the Printing and Other segment of $0.8 million.

Interest income decreased by $1.0 million, or 23%, in the current nine months from the comparable period in fiscal 2007 due to lower interest rates and a reduction in premium deposits held by insurance companies.

Other expense decreased by $1.4 million, or 29%, in the current nine months from the comparable period in fiscal 2007 due to an amended securitization program which resulted in a reduction in securitization fees and an increase in interest expense.

Interest expense increased by $3.3 million, or 143%, in the current nine months over the comparable period in fiscal 2007 due to additional borrowings used to fund the 2007 acquisitions and the aforementioned amended securitization program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE NINE MONTHS ENDED JULY 29, 2007--Continued

The loss from continuing operations before income taxes for the nine months of fiscal 2008 totaled $16.8 million compared to income from continuing operations of $17.1 million in the comparable nine months of fiscal 2007.

The Company's effective tax benefit rate on its financial reporting pre-tax loss was 36.3% in the nine months of fiscal 2008 compared to an effective tax provision rate of 37.6% on its financial reporting pre-tax income in the comparable period in fiscal 2007.

Discontinued operations for the nine months totaled $4.8 million (net of income taxes of $3.3 million) compared to $5.5 million (net of income taxes of $3.8 million) in the comparable nine months of fiscal 2007.

The net loss in the nine months of fiscal 2008 was $5.9 million compared to a net income of $16.2 million in the comparable period of fiscal 2007.

Results of Operations by Segment
--------------------------------

The following two tables reconcile the operating profit by segment to the consolidated statements of operations for the nine months ended July 27, 2008 and July 29, 2007:

                                                           Nine Months Ended July 27, 2008
                              ------------------------------------------------------------------------------------------
                                                                (Dollars in Millions)
                                             Staffing
                                               Total    Telecommunications    Computer       Printing      Corporate &
                                  Total      Services        Services          Systems       and Other    Eliminations
                              ------------------------------------------------------------------------------------------

Net Sales                     $     1,776.7  $  1,486.5  $      133.0       $   160.7            $9.3         ($12.8)

Direct Costs                        1,425.4     1,249.4         108.9            72.3             7.6          (12.8)
Overhead                              264.3       170.1          44.0            50.2               -              -
                              ------------------------------------------------------------------------------------------
Cost of Sales                       1,689.7     1,419.5         152.9           122.5             7.6          (12.8)

Selling & Administrative               66.5        32.9           0.4             6.5             2.9           23.8
Restructuring                           1.5           -             -             1.5               -              -
Depreciation                           29.5        10.4           2.0            14.6             0.6            1.9
                              ------------------------------------------------------------------------------------------

Operating (loss) profit               (10.5)       23.7         (22.3)           15.6            (1.8)         (25.7)
Interest income                         3.4           -             -               -               -            3.4
Other expense, net                     (3.3)          -             -               -               -           (3.3)
Foreign exchange                       (0.8)          -             -               -               -           (0.8)
Interest expense                       (5.6)          -             -               -               -           (5.6)
                              ------------------------------------------------------------------------------------------
(Loss) income from continuing
 operations before minority
 interest and income taxes           ($16.8) $     23.7        ($22.3)      $    15.6           ($1.8)        ($32.0)
                              ==========================================================================================

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
OPERATIONS--Continued

NINE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE NINE MONTHS ENDED JULY 29, 2007--Continued

                                                           Nine Months Ended July 29, 2007
                              ------------------------------------------------------------------------------------------
                                                                (Dollars in Millions)
                                             Staffing
                                               Total    Telecommunications     Computer      Printing      Corporate &
                                   Total     Services        Services           Systems      and Other    Eliminations
                              ------------------------------------------------------------------------------------------
Net Sales                     $     1,680.2  $  1,469.4  $      76.9         $   139.1           $8.3         ($13.5)

Direct Costs                        1,346.7     1,230.6         57.5              66.0            6.1          (13.5)
Overhead                              220.7       165.0         17.1              38.6              -              -
                              ------------------------------------------------------------------------------------------
Cost of Sales                       1,567.4     1,395.6         74.6             104.6            6.1          (13.5)

Selling & Administrative               64.5        31.8          0.3               5.1            2.7           24.6
Depreciation                           27.8         9.5          1.4              11.8            0.5            4.6
                              ------------------------------------------------------------------------------------------

Operating profit (loss)                20.5        32.5          0.6              17.6           (1.0)         (29.2)
Interest income                         4.4           -            -                 -              -            4.4
Other expense, net                     (4.7)          -            -                 -              -           (4.7)
Foreign exchange                       (0.8)          -            -                 -              -           (0.8)
Interest expense                       (2.3)          -            -                 -              -           (2.3)
                              ------------------------------------------------------------------------------------------
Income (loss) from continuing
 operations before minority
 interest and income taxes    $        17.1  $     32.5  $       0.6         $    17.6          ($1.0)        ($32.6)
                              ==========================================================================================

Staffing Services
-----------------

                                         Nine Months Ended
                              ----------------------------------------
                                 July 27, 2008       July 29, 2007
                              ----------------------------------------
                                          % of                % of        Favorable      Favorable
                                           Net                 Net      (Unfavorable)  (Unfavorable)
(Dollars in Millions)          Dollars    Sales    Dollars    Sales       $ Change       % Change
----------------------------------------------------------------------------------------------------
Gross Staffing Sales           $1,446.9            $1,433.0                 $13.9            1.0%
----------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)    $947.9              $904.6                 $43.3            4.8%
----------------------------------------------------------------------------------------------------
Net Sales *                    $1,486.5            $1,469.4                 $17.1            1.2%
----------------------------------------------------------------------------------------------------
Direct Costs                   $1,249.4    84.0%   $1,230.6    83.7%       ($18.8)          (1.5%)
----------------------------------------------------------------------------------------------------
Gross Profit                     $237.1    16.0%     $238.8    16.3%        ($1.7)          (0.7%)
----------------------------------------------------------------------------------------------------
Overhead                         $170.1    11.5%     $165.0    11.2%        ($5.1)          (3.1%)
----------------------------------------------------------------------------------------------------
Selling & Administrative          $32.9     2.2%      $31.8     2.2%        ($1.1)          (3.2%)
----------------------------------------------------------------------------------------------------
Depreciation & Amortization       $10.4     0.7%       $9.5     0.7%        ($0.9)         (10.4%)
----------------------------------------------------------------------------------------------------
Segment Operating Profit          $23.7     1.6%      $32.5     2.2%        ($8.8)         (27.1%)
----------------------------------------------------------------------------------------------------

*Net Sales only includes the gross margin on managed service sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE NINE MONTHS ENDED JULY 29, 2007--Continued

The increase in net sales of the Staffing Services segment for the nine months of fiscal 2008 from the comparable period in fiscal 2007 was comprised of a $27.0 million, or 3%, increase in net Technical sales, partially offset by a decrease of $9.9 million, or 2%, in net A&I sales. Foreign generated net sales for the nine months increased by 29% from the comparable nine months of fiscal 2007, and accounted for 7% of total net Staffing Services sales for the current nine months. On a constant currency basis, foreign sales increased by 24% from the comparable 2007 nine months. In the current nine months, the segment's permanent placement sales increased by 11% and RPO sales decreased by 13% from the comparable nine months fiscal 2007.

The decrease in the segment's operating profit was comprised of a decrease of $12.2 million in the Technical division, partially offset by an increase of $3.4 million in the A&I division. The segment's gross margin percentage decreased by
0.3 percentage points, primarily due to a decrease of 0.5 percentage points in the Technical division. Overhead increased by 0.3 percentage points from the comparable 2007 period percentages, with an increase in the Technical division substantially offset by a decrease in the A&I division.

                                         Nine Months Ended
                              ----------------------------------------
                                 July 27, 2008       July 29, 2007
                              ----------------------------------------
Technical Placement                       % of                % of        Favorable      Favorable
Division                                   Net                 Net      (Unfavorable)  (Unfavorable)
(Dollars in Millions)          Dollars    Sales    Dollars    Sales       $ Change       % Change
====================================================================================================
Gross Sales                    $1,917.8            $1,849.9                 $67.9            3.6%
----------------------------------------------------------------------------------------------------
Net Sales *                    $1,030.0            $1,003.0                 $27.0            2.7%
----------------------------------------------------------------------------------------------------
Direct Costs                     $868.3    84.3%     $840.1    83.8%       ($28.2)          (3.4%)
----------------------------------------------------------------------------------------------------
Gross Profit                     $161.7    15.7%     $162.9    16.2%        ($1.2)          (0.7%)
----------------------------------------------------------------------------------------------------
Overhead                         $110.5    10.8%     $102.7    10.1%        ($7.8)          (7.7%)
----------------------------------------------------------------------------------------------------
Selling & Administrative          $23.7     2.3%      $21.8     2.2%        ($1.9)          (8.3%)
----------------------------------------------------------------------------------------------------
Depreciation & Amortization        $8.5     0.8%       $7.2     0.8%        ($1.3)         (16.8%)
----------------------------------------------------------------------------------------------------
Division Operating Profit         $19.0     1.8%      $31.2     3.1%       ($12.2)         (39.1%)
----------------------------------------------------------------------------------------------------

*Net Sales only includes the gross margin on managed service sales.

The Technical division's increase in gross sales in the current nine months of fiscal 2008 from the comparable prior year period included increases of approximately $17 million of sales to new customers or customers with substantial increased business, as well as $59 million attributable to net increases in sales to continuing customers. This was partially offset by sales decreases of approximately $8 million from customers whose business with the Company either ceased or was substantially lower than in the comparable nine months of fiscal 2007. The Technical division's increase in net sales in the nine months of fiscal 2008 from the comparable period in fiscal 2007 was comprised of increases of $27.4 million, or 3%, in traditional alternative staffing and $3.6 million, or 11%, in net managed service associate vendor sales, partially offset by a decrease of $4.0 million, or 4%, in VMC Consulting project management and consulting sales.

The decrease in the division's operating profit was the result of the decrease in gross margin percentage and the increase in overhead, partially offset by the increase in net sales. The decrease in gross margin was primarily due to the decrease in the gross margins in VMC Consulting due to current year losses on one large project and the completion of one project early in fiscal 2008 that was highly profitable in fiscal 2007, partially offset by an increase in higher margin permanent placement sales. The increase in overhead in the current nine

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE NINE MONTHS ENDED JULY 29, 2007--Continued

Staffing Services--Continued

months was a result of VMC startup costs for new projects, and costs related to new foreign operations, partially offset by a reduction in the current nine months of $2.0 million in health insurance costs due to improved claims experience. The increase in selling and administrative costs was due to increased indirect labor in the European operation related to its sales growth, and a gain on the settlement of a vendor dispute in the comparable 2007 period. Indirect labor costs, which are included in overhead and selling and administrative costs, increased by 8% from the comparable 2007 nine months. The increase in depreciation was due to fixed assets purchased for VMC to accommodate the growth of new projects.

                                       Nine Months Ended
                          --------------------------------------------
                              July 27, 2008         July 29, 2007
                          --------------------------------------------
Administrative &                       % of                   % of        Favorable      Favorable
Industrial Division                     Net                    Net      (Unfavorable)  (Unfavorable)
(Dollars in Millions)      Dollars     Sales     Dollars      Sales       $ Change       % Change
-----------------------------------------------------------------------------------------------------
Gross Sales                  $477.0                $487.7                  ($10.7)          (2.2%)
-----------------------------------------------------------------------------------------------------
Net Sales *                  $456.5                $466.4                   ($9.9)          (2.1%)
-----------------------------------------------------------------------------------------------------
Direct Costs                 $381.1     83.5%      $390.5      83.7%         $9.4            2.4%
-----------------------------------------------------------------------------------------------------
Gross Profit                  $75.4     16.5%       $75.9      16.3%        ($0.5)          (0.6%)
-----------------------------------------------------------------------------------------------------
Overhead                      $59.6     13.1%       $62.3      13.4%         $2.7            4.1%
-----------------------------------------------------------------------------------------------------
Selling & Administrative       $9.2      2.0%       $10.0       2.1%         $0.8            8.1%
-----------------------------------------------------------------------------------------------------
Depreciation & Amortization    $1.9      0.4%        $2.3       0.5%         $0.4           11.0%
-----------------------------------------------------------------------------------------------------
Division Operating Profit      $4.7      1.0%        $1.3       0.3%         $3.4          246.4%
-----------------------------------------------------------------------------------------------------

*Net Sales only includes the gross margin on managed service sales.

The A&I division's decrease in gross sales in the current nine months of fiscal 2008 as compared to the comparable period of fiscal 2007 included a decline of approximately $15 million of sales to customers which the Company either ceased or substantially reduced servicing in the current year, as well as $27 million attributable to net decreases in sales to continuing customers. This was partially offset by a growth of approximately $31 million from new customers, or customers whose business with the Company in the comparable fiscal period was substantially below the current nine-month period volume.

The increased operating results were primarily due to the decrease in overhead, selling and administrative costs and depreciation in dollars and as a percentage of sales, along with a slight improvement in gross margin percentage. The increase in gross margin percentage was primarily due to a 0.7 percentage point reduction in workers' compensation costs as a percentage of direct labor resulting from improvements in claims experience and the regulatory environment in several states, a 0.4 percentage point reduction in payroll taxes as a percentage of direct labor, substantially offset by a decrease in permanent placement and RPO sales. This payroll tax reduction is expected to continue throughout the remainder of the fiscal year. The decrease in overhead costs from the comparable period in fiscal 2007 primarily resulted from a reduction of indirect headcount of approximately 3%. The division is focused on reducing overhead costs to compensate for lower sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE NINE MONTHS ENDED JULY 29, 2007--Continued

Staffing Services--Continued
-----------------

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

Telecommunications Services
---------------------------

                                         Nine Months Ended
                              -------------------------------------------------------
                                 July 27, 2008        July 29, 2007
                              -------------------------------------------------------
                                          % of                % of        Favorable      Favorable
(Dollars in Millions)                      Net                 Net      (Unfavorable)  (Unfavorable)
                               Dollars    Sales    Dollars    Sales       $ Change       % Change
----------------------------------------------------------------------------------------------------
Net Sales                        $133.0               $76.9                 $56.1           73.0%
----------------------------------------------------------------------------------------------------
Direct Costs                     $108.9    81.9%      $57.5    74.8%       ($51.4)         (89.4%)
----------------------------------------------------------------------------------------------------
Gross Profit                      $24.1    18.1%      $19.4    25.2%         $4.7           24.3%
----------------------------------------------------------------------------------------------------
Overhead                          $44.0    33.1%      $17.1    22.2%       ($26.9)        (158.2%)
----------------------------------------------------------------------------------------------------
Selling & Administrative           $0.4     0.3%       $0.3     0.4%        ($0.1)         (45.6%)
----------------------------------------------------------------------------------------------------
Depreciation & Amortization        $2.0     1.5%       $1.4     1.8%        ($0.6)         (41.1%)
----------------------------------------------------------------------------------------------------
Segment Operating (Loss)
 Profit                          ($22.3)  (16.8%)      $0.6     0.8%       ($22.9)      (3,541.5%)
----------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales increase in the nine months of fiscal 2008 from the comparable period of fiscal 2007 was due to a $57.2 million, or 133% increase in the Construction and Engineering division, partially offset by a decrease of $1.1 million, or 3%, in the Network Enterprise Solutions division. The sales increase in the Construction and Engineering division in the current nine months was largely due to a large installation contract which ramped up in the latter half of fiscal 2007 and the recognition of revenue in fiscal 2008 for several large utility and government contracts accounted for using the percentage-of-completion method of accounting. The segment's sales backlog at the end of the third quarter of fiscal 2008 was $32 million, as compared to a backlog of approximately $68 million at the end of the comparable 2007 quarter.

The decreased operating results for the nine months were due to the decreased gross margin percentage and the increase in overhead in dollars and as a percentage of sales. In late January 2008, the Company learned that it may not be reimbursed for certain costs incurred under an installation contract and the reduction in gross margin in the nine months of fiscal 2008 is primarily due to the losses on this contract. The installation work on this contract is substantially complete. The Company continues to negotiate with the customer to be reimbursed for disputed billings under the contract. The increased overhead for the nine months was incurred to support the increased sales volume and the additional costs required to be expended on the aforementioned contract to substantially complete the work and resolve open issues with the customer.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE NINE MONTHS ENDED JULY 29, 2007--Continued

Telecommunications Services--Continued
---------------------------

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

Computer Systems
----------------

                                         Nine Months Ended
                              ----------------------------------------
                                 July 27, 2008       July 29, 2007
                              ----------------------------------------
                                          % of                % of        Favorable      Favorable
(Dollars in Millions)                      Net                 Net      (Unfavorable)  (Unfavorable)
                               Dollars    Sales    Dollars    Sales       $ Change       % Change
----------------------------------------------------------------------------------------------------
Net Sales                        $160.7              $139.1                  $21.6          15.5%
----------------------------------------------------------------------------------------------------
Direct Costs                      $72.3    45.2%      $66.0    47.4%         ($6.3)         (9.5%)
----------------------------------------------------------------------------------------------------
Gross Profit                      $88.4    54.8%      $73.1    52.6%         $15.3          20.9%
----------------------------------------------------------------------------------------------------
Overhead                          $50.2    31.1%      $38.6    27.7%        ($11.6)        (30.1%)
----------------------------------------------------------------------------------------------------
Selling & Administrative           $6.5     4.1%       $5.1     3.7%         ($1.4)        (29.4%)
----------------------------------------------------------------------------------------------------
Restructuring                      $1.5     0.9%         -       -           ($1.5)           -
----------------------------------------------------------------------------------------------------
Depreciation & Amortization       $14.6     9.0%      $11.8     8.5%         ($2.8)        (23.7%)
----------------------------------------------------------------------------------------------------
Segment Operating Profit          $15.6     9.7%      $17.6    12.7%         ($2.0)        (11.4%)
----------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in the nine months of fiscal 2008 from the comparable period of fiscal 2007 was comprised of increases of $11.4 million, or 28%, in database access transaction fee revenue, including ASP directory assistance, $8.3 million, or 20%, in the Maintech division's IT maintenance and $1.9 million, or 3%, in projects and other income. The increase in transaction fee revenue for the nine months included $18.8 million from the LSSi operations (enterprise data transactions) acquired in September 2007. The remaining transaction fee revenue from telco and non-telco customers reflected a decrease from existing customers of $7.4 million, or 18%, from the comparable period in fiscal 2007. This decrease was primarily due to a reduction of such services to a major customer as the customer agreement transitions to a fixed monthly fee model from a variable transaction-based pricing model.

The segment's decreased operating profit was due to the increase in overhead, selling and administrative expenses, restructuring charge and depreciation and amortization in dollars and as a percentage of sales, partially offset by the increase in sales and the increase in gross margin percentage. The increased gross profit percentage was a result of the increased revenue from database access fees generated by LSSi. The increased overhead and selling and administrative expenses were primarily due to the inclusion in the current period of the LSSi operations and increased bad debt expenses. The restructuring charge was a result of foreign and domestic personnel downsizing as a result of the acquisition. The increased depreciation and amortization was due to the intangible amortization related to the LSSi acquisition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE NINE MONTHS ENDED JULY 29, 2007--Continued

Computer Systems--Continued
----------------

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

Printing and Other
------------------

                                         Nine Months Ended
                              ----------------------------------------
                                 July 27, 2008       July 29, 2007
                              ----------------------------------------
                                          % of                % of        Favorable      Favorable
                                           Net                 Net      (Unfavorable)  (Unfavorable)
(Dollars in Millions)          Dollars    Sales    Dollars    Sales       $ Change       % Change
----------------------------------------------------------------------------------------------------
Net Sales                          $9.3                $8.3                   $1.0          12.1%
----------------------------------------------------------------------------------------------------
Direct Costs                       $7.6    81.6%       $6.1     73.2%        ($1.5)        (20.0%)
----------------------------------------------------------------------------------------------------
Gross Profit                       $1.7    18.4%       $2.2     26.8%        ($0.5)        (23.2%)
----------------------------------------------------------------------------------------------------
Selling & Administrative           $2.9    31.5%       $2.7     32.5%        ($0.2)         (7.8%)
----------------------------------------------------------------------------------------------------
Depreciation & Amortization        $0.6     6.3%       $0.5      6.9%        ($0.1)        (20.0%)
----------------------------------------------------------------------------------------------------
Segment Operating Loss            ($1.8)  (19.4%)     ($1.0)   (12.6%)       ($0.8)        (72.1%)
----------------------------------------------------------------------------------------------------

On July 29, 2008, the Company announced it had agreed to sell the net assets of its directory systems and services and North American telephone directory publishing operations to Yellow Page Group. The companies have signed an asset purchase agreement and the transaction closed on September 5, 2008. The net purchase price of approximately $179 million was paid in cash at closing.

The transaction includes the operations of Volt Directory Systems and Services and DataNational, formerly part of the Telephone Directory segment, but excludes the Uruguayan printing and telephone directory operations, which now comprise this new segment. The results of operations of Volt Directory Systems and DataNational have been classified as discontinued operations, and the prior period results have been reclassified.

The Printing and Other segment's sales increased by $1.0 million from the comparable nine-month period in fiscal 2007. The sales increase was comprised of an increase of $2.6 million, or 41%, in printing sales, partially offset by a decrease of $1.6 million, or 84%, in telephone directory publishing sales. The increase in printing sales included $1.1 million of sales to new customers. The decrease in telephone directory publishing sales was due to the timing of the delivery of the directories.

The operating losses increased by $0.8 million as compared to the comparable period in fiscal 2007. The decrease in operating profit for the nine months of fiscal 2008 was predominantly due to the decreased gross margin percentage, partially offset by the increase in sales. The decrease in gross margin percentage was due to a reduction in the higher margin directory revenue and an increase in the less profitable printing sales as compared to the comparable period in fiscal 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE NINE MONTHS ENDED JULY 29, 2007--Continued

Discontinued Operations
-----------------------

                                          Nine Months Ended
                              ----------------------------------------
                                 July 27, 2008       July 29, 2007
                              ----------------------------------------
                                          % of                % of        Favorable      Favorable
                                           Net                 Net      (Unfavorable)  (Unfavorable)
(Dollars in Millions)          Dollars    Sales    Dollars    Sales       $ Change       % Change
----------------------------------------------------------------------------------------------------
Net Sales                         $47.3               $51.0                  ($3.7)         (7.3%)
----------------------------------------------------------------------------------------------------
Direct Costs                      $22.0    46.5%      $24.4    47.8%          $2.4           9.8%
----------------------------------------------------------------------------------------------------
Gross Profit                      $25.3    53.5%      $26.6    52.2%         ($1.3)         (4.9%)
----------------------------------------------------------------------------------------------------
Overhead                           $5.0    10.6%       $5.6    11.0%          $0.6          12.3%
----------------------------------------------------------------------------------------------------
Selling & Administrative          $11.0    23.3%      $10.5    20.6%         ($0.5)         (4.8%)
----------------------------------------------------------------------------------------------------
Depreciation & Amortization        $0.9     1.9%       $0.9     1.8%            -             -
----------------------------------------------------------------------------------------------------
Operating Profit                   $8.4    17.7%       $9.6    18.8%         ($1.2)         (9.7%)
----------------------------------------------------------------------------------------------------

As described above, with the announced sale of the Volt Directory Systems and Services and DataNational operations in July, 2008, the results of their operations for the current and comparable fiscal periods have been reclassified out of their previously reported Telephone Directory segment into to Discontinued Operations. Their sales and costs for the two periods have been eliminated from the Company's Statement of Operations and are reflected net in Discontinued Operations. The gross components of their operations are reflected in the table above.

The components of the sales decrease for the nine months of fiscal 2008 from the comparable period of fiscal 2007 were decreases of $3.6 million in the DataNational community telephone directory publishing sales and $0.1 million in telephone production and other sales. The sales decrease was comprised of a $3.3 million, or 11%, reduction in same book sales, and $0.3 million of the sales decrease was related to the timing of the delivery of the published directories, partially offset by a net of 8 additional directories published, as compared to the comparable period in fiscal 2007. The sales decrease in production and other sales was related to volume decreases at continuing customers.

The decrease in the segment's operating profit from the comparable nine months of fiscal 2007 was the result of the sales decrease and an increase in selling and administrative costs, partially offset by an increase in gross margin percentage and a reduction of overhead costs. Administrative costs increased primarily due to increased bad debts. The increased gross margin is primarily related to a reduction in production costs in both operations. The overhead reduction was primarily due to decreased health care and communication costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

NINE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE NINE MONTHS ENDED JULY 29, 2007--Continued

General Corporate Expenses and Other Income (Expense)
-----------------------------------------------------

                                         Nine Months Ended
                              ----------------------------------------
                                 July 27, 2008       July 29, 2007
                              ----------------------------------------
                                          % of                % of        Favorable      Favorable
                                           Net                 Net      (Unfavorable)  (Unfavorable)
(Dollars in Millions)          Dollars    Sales    Dollars    Sales       $ Change       % Change
----------------------------------------------------------------------------------------------------
Selling & Administrative          $23.8     1.3%      $24.6     1.5%          $0.8           3.9%
----------------------------------------------------------------------------------------------------
Depreciation & Amortization        $1.9     0.1%       $4.6     0.3%          $2.7          58.7%
----------------------------------------------------------------------------------------------------
Interest Income                    $3.4     0.2%       $4.4     0.3%         ($1.0)        (22.5%)
----------------------------------------------------------------------------------------------------
Other Expense                     ($3.3)   (0.2%)     ($4.7)   (0.3%)         $1.4          28.9%
----------------------------------------------------------------------------------------------------
Foreign Exchange Loss             ($0.8)     -        ($0.8)     -              -             -
----------------------------------------------------------------------------------------------------
Interest Expense                  ($5.6)   (0.3%)     ($2.3)   (0.1%)        ($3.3)       (142.9%)
----------------------------------------------------------------------------------------------------

The changes in general corporate expenses and other income (expense) for the nine months of fiscal 2008 as compared to the comparable 2007 period, were:

The decrease in selling and administrative expenses in the current nine months from the comparable 2007 fiscal period was primarily the result of decreased equipment rental and communication costs.

The decrease in depreciation and amortization in the nine months of fiscal 2008 from the comparable 2007 fiscal period was due to portions of the corporate enterprise resource planning system becoming fully amortized.

The decrease in interest income from the comparable period in fiscal 2007 was due to lower interest rates and a reduction in premium deposits held by insurance companies.

The decrease in other expense from the comparable  period in fiscal 2007 was due
to  an  amended   securitization  program  which  resulted  in  a  reduction  in securitization fees and an increase in interest expense.

Interest expense increased from the comparable period in fiscal 2007 due to additional borrowings used to fund the 2007 acquisitions and the aforementioned amended securitization program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JULY 29, 2007--Continued

Consolidated Results of Operations
----------------------------------

In the third quarter of fiscal 2008, consolidated net sales increased by $0.3 million, to $590.6 million, from the comparable quarter of fiscal 2007. The increase in the current quarter's net sales resulted from increases in Computer Systems of $10.4 million, Telecommunications Services of $8.3 million, and Printing and Other of $1.0 million, partially offset by a decrease in Staffing Services of $20.1 million.

Cost of sales increased by $6.0 million, or 1%, to $554.4 million, and was 94% of sales, in the third quarter of fiscal 2008 as compared to 93% of sales in the comparable quarter of fiscal 2007. The increase in the cost of sales percentage was primarily due to the losses sustained in the Telecommunications segment in the third quarter of fiscal 2008.

Selling and administrative costs decreased by $0.2 million, or 1%, in the third quarter of fiscal 2008 over the comparable period in fiscal 2007, but was 3.6% of sales, as compared to 3.7% in the comparable period.

Depreciation and amortization increased by $0.8 million, or 8%, in the third quarter over the comparable quarter in fiscal 2007, and was 1.7% of sales, as compared to 1.6% in the comparable period. The increase in depreciation and amortization in the current quarter from the comparable 2007 fiscal period was primarily attributable to the Computer Systems segment related to increases in amortization of intangibles due to the LSSi acquisition, and increases in Staffing Systems due to asset acquisitions at VMC, partially offset by a reduction in amortization of the corporate enterprise resource planning system.

The Company reported an operating profit of $4.6 million in the current quarter, as compared to $10.8 million in the comparable period of fiscal 2007 due to a decrease in segment operating profit of $7.2 million, or 36%, partially offset by a decrease of $1.0 million, or 11%, in general corporate expenses. The decrease in segment operating profit was attributable to decreases of $6.0 million in the Telecommunications segment, $1.3 million in the Staffing Services segment, partially offset by an increase in the Computer Systems segment of $0.1 million.

Interest income decreased by $0.9 million, or 53%, in the current quarter from the comparable quarter in fiscal 2007 due to lower interest rates and a reduction in premium deposits held by insurance companies.

Other expense decreased by $1.4 million, or 85%, in the current quarter as compared to the comparable quarter in fiscal 2007 due to an amended securitization program which resulted in a reduction in securitization fees and an in increase in interest expense.

Interest expense increased by $1.7 million, or 195%, in the current quarter over the comparable quarter in fiscal 2007 due to additional borrowings used to fund the 2007 acquisitions and the aforementioned amended securitization program.

The income from continuing operations before income taxes for the third quarter of fiscal 2008 totaled $2.3 million compared to income from continuing operations of $9.8 million in the comparable quarter of fiscal 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JULY 29, 2007--Continued

Consolidated Results of Operations--Continued
----------------------------------

The Company's effective tax provision rate on its financial reporting pre-tax income was 35.9% in the third quarter of fiscal 2008 compared to an effective tax provision rate of 36.2% on its financial reporting pre-tax income in the comparable quarter in fiscal 2007.

Discontinued operations for the third quarter of fiscal 2008 totaled $2.6 million (net of income taxes of $1.7 million) compared to $2.9 million (net of income taxes of $2.0 million) in the comparable quarter of fiscal 2007.

The net income in the third quarter of fiscal 2008 was $4.0 million compared to a net income of $9.1 million in the comparable quarter of fiscal 2007.

Results of Operations by Segment
--------------------------------

The following two tables reconcile the operating profit by segment to the consolidated statements of operations for the three months ended July 27, 2008 and July 29, 2007:

                                                 Three Months Ended July 27, 2008
                         ---------------------------------------------------------------------------------
                                                       (Dollars in Millions)

                                       Staffing  Telecommunications Computer   Printing     Corporate &
                            Total      Services       Services      Systems   and Other     Eliminations
                         -----------  ----------- ----------------  --------- -----------  ---------------
Net Sales                $     590.6  $     499.0 $        36.6     $ 57.8    $    1.6           ($4.4)

Direct Costs                   460.5        414.6          23.4       25.5         1.4            (4.4)
Overhead                        93.9         58.1          17.5       18.3           -               -
                         -----------  ----------- ----------------   -------- -----------  ---------------
Cost of Sales                  554.4        472.7          40.9       43.8         1.4            (4.4)

Selling & Administrative        21.5         10.6           0.1        2.1         0.9             7.8
Depreciation                    10.1          3.7           0.7        4.9         0.2             0.6
                         -----------  ----------- ----------------   -------- -----------  ---------------

Operating profit (loss)          4.6         12.0          (5.1)       7.0        (0.9)           (8.4)
Interest income                  0.9            -             -          -           -             0.9
Other expense, net              (0.3)           -             -          -           -            (0.3)
Foreign exchange                (0.4)                                                             (0.4)
Interest expense                (2.5)           -             -          -           -            (2.5)
                         ------------  ---------- ----------------   -------- ------------  --------------
Income (loss) from
 continuing operations
 before minority
 interest and income
 taxes                   $       2.3  $      12.0         ($5.1)     $ 7.0       ($0.9)         ($10.7)
                         ===========  =========== =================  ========= ===========  ==============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JULY 29, 2007--Continued

Consolidated Results of Operations
----------------------------------

                                                   Three Months Ended July 29, 2007
                         -------------------------------------------------------------------------------------
                                                         (Dollars in Millions)

                                       Staffing  Telecommunications  Computer     Printing      Corporate &
                            Total      Services       Services       Systems      and Other     Eliminations
                         -----------   ----------  ----------------  ----------  -----------   ---------------
Net Sales                $     590.2   $    519.1  $        28.3     $  47.4     $    0.6            ($5.2)

Direct Costs                   473.3        436.4           20.0        21.6          0.5             (5.2)
Overhead                        75.1         55.3            6.8        13.0            -                -
                         -----------   ----------  ----------------  ----------  -----------   ---------------
Cost of Sales                  548.4        491.7           26.8        34.6          0.5             (5.2)

Selling & Administrative        21.7         10.9            0.1         1.9          0.8              8.0
Depreciation                     9.3          3.2            0.5         4.0          0.2              1.4
                         -----------   ----------  ----------------  ----------  -----------   ---------------

Operating profit (loss)         10.8         13.3            0.9         6.9         (0.9)            (9.4)
Interest income                  1.8            -              -           -            -              1.8
Other expense, net              (1.7)           -              -           -            -             (1.7)
Foreign exchange                (0.3)           -              -           -            -             (0.3)
Interest expense                (0.8)           -              -           -            -             (0.8)
                         -----------   ----------  ----------------  ----------  -----------   ---------------
Income (loss) from
 continuing operations
 before minority
 interest and income
 taxes                   $       9.8   $     13.3  $         0.9     $   6.9        ($0.9)          ($10.4)
                         ===========   ==========  ================  ==========  ===========   ===============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JULY 29, 2007--Continued

Staffing Services
-----------------

                                         Three Months Ended
                              ----------------------------------------
                                 July 27, 2008       July 29, 2007
                              ----------------------------------------
                                           % of                % of     Favorable      Favorable
                                           Net                 Net     (Unfavorable)  (Unfavorable)
(Dollars in Millions)          Dollars    Sales    Dollars    Sales       $ Change      % Change
----------------------------------------------------------------------------------------------------
Gross Staffing Sales              $486.5              $509.0                  ($22.5)         (4.4%)
----------------------------------------------------------------------------------------------------
Gross Managed Service Sales       $312.2              $275.8                   $36.4          13.2%
----------------------------------------------------------------------------------------------------
Net Sales*                        $499.0              $519.1                  ($20.1)         (3.9%)
----------------------------------------------------------------------------------------------------
Direct Costs                      $414.6     83.1%    $436.4     84.1%         $21.8           5.0%
----------------------------------------------------------------------------------------------------
Gross Profit                       $84.4     16.9%     $82.7     15.9%          $1.7           2.1%
----------------------------------------------------------------------------------------------------
Overhead                           $58.1     11.6%     $55.3     10.6%         ($2.8)         (5.3%)
----------------------------------------------------------------------------------------------------
Selling & Administrative           $10.6      2.1%     $10.9      2.1%          $0.3           3.6%
----------------------------------------------------------------------------------------------------
Depreciation & Amortization         $3.7      0.8%      $3.2      0.6%         ($0.5)        (15.5%)
----------------------------------------------------------------------------------------------------
Segment Operating Profit           $12.0      2.4%     $13.3      2.6%         ($1.3)        (10.0%)
----------------------------------------------------------------------------------------------------

*Net Sales only includes the gross margin on managed service sales.

The decrease in net sales of the Staffing Services segment in the third quarter of fiscal 2008 from the comparable quarter in fiscal 2007 was comprised of a $11.5 million, or 3%, increase in net Technical sales, and a $8.6 million, or 6% decrease in net A&I sales. Foreign generated net sales for the current quarter increased by 15% from the comparable 2007 fiscal quarter, and accounted for 7% of total net Staffing Services sales for the current quarter. On a constant currency basis, foreign sales increased by 13% from the comparable 2007 fiscal quarter. In the current three months, the segment's permanent placement sales decreased by 2% and RPO sales decreased by 46% from the comparable period in fiscal 2007.

The segment's  decrease in operating  profit was comprised of a decrease of $1.8 million in the Technical division, partially offset by an increase of $0.5 million in the A&I division. The segment's gross margin percentage increased due to an increase of 1.1 percentage points in the Technical division and 0.7 percentage points in the A&I division. The overhead percentage increased due to increases in both the Technical and A&I divisions. Selling and administrative and depreciation costs increased in the Technical division.

                                         Three Months Ended
                              ----------------------------------------
                              July 27, 2008          July 29, 2007
                              ----------------------------------------
Technical Placement                        % of                % of     Favorable       Favorable
Division                                   Net                 Net     (Unfavorable)  (Unfavorable)
(Dollars in Millions)          Dollars    Sales    Dollars    Sales      $ Change       % Change
====================================================================================================
Gross Sales                       $645.3              $621.8                   $23.5           3.8%
----------------------------------------------------------------------------------------------------
Net Sales *                       $351.8              $363.3                  ($11.5)         (3.2%)
----------------------------------------------------------------------------------------------------
Direct Costs                      $293.6     83.5%    $307.3     84.6%         $13.7           4.5%
----------------------------------------------------------------------------------------------------
Gross Profit                       $58.2     16.5%     $56.0     15.4%          $2.2           3.9%
----------------------------------------------------------------------------------------------------
Overhead                           $38.5     10.9%     $35.3      9.7%         ($3.2)         (9.1%)
----------------------------------------------------------------------------------------------------
Selling & Administrative            $7.9      2.2%      $7.7      2.1%         ($0.2)         (2.7%)
----------------------------------------------------------------------------------------------------
Depreciation & Amortization         $3.1      0.9%      $2.5      0.7%         ($0.6)        (21.9%)
----------------------------------------------------------------------------------------------------
Division Operating Profit           $8.7      2.5%     $10.5      2.9%         ($1.8)        (17.3%)
----------------------------------------------------------------------------------------------------

*Net Sales only includes the gross margin on managed service sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JULY 29, 2007--Continued

Staffing Services--Continued
-----------------

The Technical division's increase in gross sales in the current quarter of fiscal 2008 from the comparable prior year quarter included increases of approximately $8 million of sales to new customers, or customers with substantial increased business, as well as $16 million attributable to net increases in sales to continuing customers. This was partially offset by sales decreases of approximately $1 million from customers whose business with the Company either ceased or was substantially lower than in the comparable quarter of fiscal 2007. The Technical division's decrease in net sales in the third quarter of fiscal 2008 from the comparable quarter in fiscal 2007 was comprised of decreases of $13.2 million, or 4%, in traditional alternative staffing, and $1.6 million, or 4% in VMC Consulting project management and consulting sales, partially offset by an increase of $3.3 million, or 40%, in net managed service associate vendor sales.

The division's decrease in the operating profit was the result of the decrease in sales, and the increase in overhead and depreciation in dollars and as a percentage of sales, partially offset by the increase in gross margin percentage. The increase in overhead and depreciation in the current fiscal quarter was a result of VMC startup costs for new projects, costs related to new foreign operations, partially offset by a reduction in the current quarter of $0.5 million in health insurance costs due to improved claims experience. The increase in gross margin was primarily due to an increase in the gross margins in Volt Europe as well as the new foreign operation. Indirect labor costs which are included in overhead and selling and administrative costs increased by 6% from the comparable 2007 three months.

                                         Three Months Ended
                              ----------------------------------------
                                 July 27, 2008       July 29, 2007
                              ----------------------------------------
Administrative &                           % of                % of     Favorable      Favorable
Industrial Division                        Net                 Net     (Unfavorable)  (Unfavorable)
(Dollars in Millions)          Dollars    Sales    Dollars    Sales      $ Change       % Change
----------------------------------------------------------------------------------------------------
Gross Sales                       $153.4              $163.0                   ($9.6)         (5.9%)
----------------------------------------------------------------------------------------------------
Net Sales *                       $147.2              $155.8                   ($8.6)         (5.5%)
----------------------------------------------------------------------------------------------------
Direct Costs                      $121.0     82.2%    $129.1     82.9%           $8.1           6.3%
----------------------------------------------------------------------------------------------------
Gross Profit                       $26.2     17.8%     $26.7     17.1%         ($0.5)         (1.8%)
----------------------------------------------------------------------------------------------------
Overhead                           $19.6     13.4%     $20.0     12.8%           $0.4           1.5%
----------------------------------------------------------------------------------------------------
Selling & Administrative            $2.7      1.8%      $3.2      2.1%           $0.5          18.9%
----------------------------------------------------------------------------------------------------
Depreciation & Amortization         $0.6      0.4%      $0.7      0.4%           $0.1          10.7%
----------------------------------------------------------------------------------------------------
Division Operating Profit           $3.3      2.2%      $2.8      1.8%           $0.5          17.9%
----------------------------------------------------------------------------------------------------

*Net Sales only includes the gross margin on managed service sales.

The A&I division's gross sales decreased in the current quarter as compared to the comparable quarter of fiscal 2007. The current quarter's sales decline included approximately $8 million of sales to customers which the Company either ceased or substantially reduced servicing in the current year, as well as $11 million attributable to net decreases in sales to continuing customers, partially offset by sales of approximately $9 million from new customers, or customers whose business with the Company in the comparable fiscal period was substantially below the current quarter's volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JULY 29, 2007--Continued

Staffing Services--Continued
-----------------

The division's increased operating profit in the current quarter was the result of the increased gross margin percentage, along with reductions in overhead and selling and administrative costs in dollars, partially offset by the decrease in net sales. The increase in gross margin percentage was primarily due to a 1.9 percentage point reduction in workers' compensation costs as a percentage of direct labor resulting from improvements in claims experience and the regulatory environment in several states, a 0.2 percentage point reduction in payroll taxes as a percentage of direct labor, partially offset by a 26% decrease in permanent placement sales.

Although overhead costs were lower than the comparable quarter in fiscal 2007, they increased as a percentage of sales for the first time in the past five quarters due to a greater than expected sales decline. The division continues to focus on reducing overhead costs to compensate for lower sales. In each of the past five quarters, the overhead dollars have declined from the comparable prior year quarter.

Telecommunications Services
---------------------------

                                         Three Months Ended
                              ----------------------------------------
                                 July 27, 2008       July 29, 2007
                              ----------------------------------------
                                           % of                % of     Favorable      Favorable
                                           Net                 Net     (Unfavorable)  (Unfavorable)
(Dollars in Millions)          Dollars    Sales    Dollars    Sales      $ Change        %Change
----------------------------------------------------------------------------------------------------
Net Sales                          $36.6               $28.3                     $8.3         29.1%
----------------------------------------------------------------------------------------------------
Direct Costs                       $23.4     63.9%     $20.0     70.7%          ($3.4)       (16.7%)
----------------------------------------------------------------------------------------------------
Gross Profit                       $13.2     36.1%      $8.3     29.3%           $4.9         59.0%
----------------------------------------------------------------------------------------------------
Overhead                           $17.5     47.7%      $6.8     23.8%         ($10.7)      (157.4%)
----------------------------------------------------------------------------------------------------
Selling & Administrative            $0.1      0.3%      $0.1      0.4%              -            -
----------------------------------------------------------------------------------------------------
Depreciation & Amortization         $0.7      1.9%      $0.5      1.8%          ($0.2)       (44.1%)
----------------------------------------------------------------------------------------------------
Segment Operating (Loss)
 Profit                            ($5.1)   (13.8%)     $0.9      3.3%          ($6.0)      (637.2%)
----------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales increase in the third quarter of fiscal 2008 from the comparable quarter of fiscal 2007 was comprised of an increase of $9.1 million, or 58%, in the Construction and Engineering division, partially offset by a decrease of $0.8 million, or 7%, in the Network Enterprise Solutions division. The sales increase in the Construction and Engineering division in the current quarter was largely due to a large installation contract which ramped up in the latter half of fiscal 2007 and the recognition of several large utility projects and government contracts accounted for using the percentage-of-completion method of accounting.

The segment's increased operating loss for the current quarter as compared to the comparable quarter in fiscal 2007 was due to the increased overhead costs, partially offset by the increased sales and the increase in gross margin percentage. In January 2008, the Company learned that it may not be reimbursed for certain costs incurred under an installation contract and the operating loss for the quarter is primarily due to the losses on this contract. The installation work on this contract is substantially complete. The Company continues to negotiate with the customer to be reimbursed for disputed billings under the contract. The increased overhead for the quarter was incurred to support the increased sales volume and the additional costs required to be expended on the aforementioned contract to substantially complete the work and resolve open issues with the customer.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JULY 29, 2007--Continued

Computer Systems
----------------

                                         Three Months Ended
                              ----------------------------------------
                                 July 27, 2008       July 29, 2007
                              ----------------------------------------
                                           % of                % of     Favorable      Favorable
                                           Net                 Net     (Unfavorable)  (Unfavorable)
(Dollars in Millions)          Dollars    Sales    Dollars    Sales      $ Change       % Change
----------------------------------------------------------------------------------------------------
Net Sales                          $57.8               $47.4                   $10.4          21.9%
----------------------------------------------------------------------------------------------------
Direct Costs                       $25.5     44.4%     $21.6     45.5%         ($3.9)        (17.9%)
----------------------------------------------------------------------------------------------------
Gross Profit                       $32.3     55.6%     $25.8     54.5%          $6.5          25.2%
----------------------------------------------------------------------------------------------------
Overhead                           $18.3     31.5%     $13.0     27.5%         ($5.3)        (41.6%)
----------------------------------------------------------------------------------------------------
Selling & Administrative            $2.1      3.6%      $1.9      4.0%         ($0.2)        (11.2%)
----------------------------------------------------------------------------------------------------
Depreciation & Amortization         $4.9      8.4%      $4.0      8.4%         ($0.9)        (21.3%)
----------------------------------------------------------------------------------------------------
Segment Operating Profit            $7.0     12.1%      $6.9     14.6%          $0.1           1.2%
----------------------------------------------------------------------------------------------------

The Computer Systems segment's sales increase in the third quarter of fiscal 2008 from the comparable quarter of fiscal 2007 was comprised of increases of $4.3 million, or 33%, in database access transaction fee revenue, including ASP directory assistance, $2.3 million, or 15%, in the Maintech division's IT maintenance and $3.8 million, or 20%, in projects and other income. The increase in transaction fee revenue for the current quarter included $6.3 million from the LSSi operations (enterprise data transactions) acquired in September 2007. The remaining transaction fee revenue decreased by $2.0 million primarily due to a reduction of such services to a major customer as it transitions to a fixed monthly fee model from a variable transaction-based pricing model.

The segment's increased operating profit was due to the increase in sales and gross margin percentage, partially offset by the increase in overhead as a percentage of sales. The increased gross profit percentage was a result of the increased database access fees from LSSi. The increased overhead and general administrative expenses were primarily due to the inclusion of the LSSi operations. The increased depreciation and amortization was due to the intangible amortization related to the LSSi acquisition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JULY 29, 2007--Continued

Printing and Other
------------------

                                         Three Months Ended
                              ----------------------------------------
                                 July 27, 2008       July 29, 2007
                              ----------------------------------------
                                           % of                % of     Favorable      Favorable
                                           Net                 Net     (Unfavorable)  (Unfavorable)
(Dollars in Millions)          Dollars    Sales    Dollars    Sales      $ Change       % Change
----------------------------------------------------------------------------------------------------
Net Sales                           $1.6                $0.6                    $1.0         191.4%
----------------------------------------------------------------------------------------------------
Direct Costs                        $1.4     83.7%      $0.5     85.5%         ($0.9)       (185.3%)
----------------------------------------------------------------------------------------------------
Gross Profit                        $0.2     16.3%      $0.1     14.5%          $0.1         241.0%
----------------------------------------------------------------------------------------------------
Selling & Administrative            $0.9     59.0%      $0.8    136.4%         ($0.1)        (26.1%)
----------------------------------------------------------------------------------------------------
Depreciation & Amortization         $0.2     11.8%      $0.2     33.6%             -              -
----------------------------------------------------------------------------------------------------
Segment Operating Loss             ($0.9)   (54.5%)    ($0.9)  (155.5%)            -              -
----------------------------------------------------------------------------------------------------

The Printing and Other segment's sales increased by $1.0 million from the comparable three-month period in fiscal 2007. The sales increase was comprised of an increase of $0.9 million, or 170%, in printing sales, and $0.1 million in telephone directory publishing sales. The increase in printing sales included
$0.2 million of sales to new customers.

The operating loss was the same as in the comparable period of fiscal 2007 due to the increase in sales offset by the reduced gross margins and increased selling and administrative costs.


Discontinued Operations
-----------------------

                                         Three Months Ended
                              ----------------------------------------
                                 July 27, 2008       July 29, 2007
                              ----------------------------------------
                                           % of                % of     Favorable      Favorable
                                           Net                 Net     (Unfavorable)  (Unfavorable)
(Dollars in Millions)          Dollars    Sales    Dollars    Sales      $ Change       % Change
----------------------------------------------------------------------------------------------------
Net Sales                          $19.8               $21.5                   ($1.7)         (7.9%)
----------------------------------------------------------------------------------------------------
Direct Costs                        $9.2     46.5%     $10.1     47.0%          $0.9           8.9%
----------------------------------------------------------------------------------------------------
Gross Profit                       $10.6     53.5%     $11.4     53.0%         ($0.8)         (7.0%)
----------------------------------------------------------------------------------------------------
Overhead                            $1.5      7.6%      $1.9      8.8%          $0.4          21.1%
----------------------------------------------------------------------------------------------------
Selling & Administrative            $4.1     20.7%      $4.1     19.1%             -             -
----------------------------------------------------------------------------------------------------
Depreciation & Amortization         $0.4      2.0%      $0.3      1.4%         ($0.1)        (33.3%)
----------------------------------------------------------------------------------------------------
Operating Profit                    $4.6     23.2%      $5.1     23.7%         ($0.5)        (10.6%)
----------------------------------------------------------------------------------------------------


As described above, with the announced sale of the Volt Directory Systems and Services and DataNational operations in July 2008, the results of their operations for the current and comparable fiscal periods have been reclassified out of their previously reported Telephone Directory segment into Discontinued
Operations. Their sales and costs for the two periods have been eliminated from the Company's Statement of Operations and are reflected net in Discontinued
Operations. The gross components of their operations are reflected in the table above.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED JULY 27, 2008 COMPARED
TO THE THREE MONTHS ENDED JULY 29, 2007--Continued

Discontinued Operations--Continued
-----------------------

The components of the sales decrease for the third quarter of fiscal 2008 from the comparable period of fiscal 2007 were decreases of $2.1 million in the DataNational community telephone directory publishing sales, partially offset by an increase of $0.4 million in telephone production and other sales. The sales decrease was comprised of a $1.7 million, or 12%, reduction in same book sales, and $0.4 million related to the timing of the delivery of the published directories, partially offset by a net of 1 additional directory published, as compared to the comparable period in fiscal 2007. The sales increase in production and other sales was related to volume increases at continuing customers.

The decrease in the segment's operating profit from the comparable quarter in fiscal 2007 was the result of the sales decrease, partially offset by a decrease in overhead and an increase in gross margin percentage. The overhead reduction was primarily due to decreased indirect labor and communication costs.

General Corporate Expenses and Other Income (Expense)
-----------------------------------------------------

                                         Three Months Ended
                              ----------------------------------------
                                 July 27, 2008       July 29, 2007
                              ----------------------------------------
                                           % of                % of     Favorable      Favorable
                                           Net                 Net     (Unfavorable)  (Unfavorable)
(Dollars in Millions)          Dollars    Sales    Dollars    Sales      $ Change       % Change
----------------------------------------------------------------------------------------------------
Selling & Administrative          $7.8      1.4%      $8.0      1.4%          $0.2           2.2%
----------------------------------------------------------------------------------------------------
Depreciation & Amortization       $0.6      0.1%      $1.4      0.2%          $0.8          59.8%
----------------------------------------------------------------------------------------------------
Interest Income                   $0.9      0.1%      $1.8      0.3%         ($0.9)        (52.8%)
----------------------------------------------------------------------------------------------------
Other Expense                    ($0.3)       -      ($1.7)    (0.3%)         $1.4          84.9%
----------------------------------------------------------------------------------------------------
Foreign Exchange Loss            ($0.4)       -      ($0.3)    (0.1%)        ($0.1)        (48.2%)
----------------------------------------------------------------------------------------------------
Interest Expense                 ($2.5)    (0.1%)    ($0.8)    (0.1%)        ($1.7)       (195.2%)
----------------------------------------------------------------------------------------------------

The changes in general corporate expenses and other income (expense) for the third quarter of fiscal 2008 as compared to the comparable 2007 quarter were:

The decrease in selling and administrative expenses in the current quarter of fiscal 2008 from the comparable 2007 fiscal quarter was primarily the result of decreased equipment rental and communication costs.

The decrease in depreciation and amortization in the current quarter of fiscal 2008 from the comparable 2007 fiscal quarter was due to portions of the corporate enterprise resource planning system becoming fully amortized.

Interest income decreased in the current quarter from the comparable quarter in fiscal 2007 due to lower interest rates and a reduction in premium deposits held by insurance companies.

Other expense decreased in the current quarter from the comparable quarter in fiscal 2007 due to an amended securitization program which resulted in a reduction in securitization fees and an increase in interest expense.

Interest expense increased in the current quarter over the comparable quarter in fiscal 2007 due to additional borrowings used to fund the 2007 acquisitions and the aforementioned amended securitization program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents, increased by $3.5 million to $43.8 million in the nine months ended July 27, 2008.

Operating activities used $103.3 million of cash in the first nine months of fiscal 2008. Operating activities provided $2.1 million of cash in the first nine months of fiscal 2007.

Operating activities in the first nine months of fiscal 2008, exclusive of changes in operating assets and liabilities, produced $18.4 million of cash, as the Company's net loss of $5.9 million included non-cash charges primarily for depreciation and amortization of $29.5 million and accounts receivable provisions of $3.1 million partially offset by income from discontinued operations of $4.8 million and a deferred tax benefit of $3.6 million. Operating activities in the first nine months of fiscal 2007, exclusive of changes in operating assets and liabilities, produced $34.4 million of cash, as the Company's net income of $16.2 million included non-cash charges primarily for depreciation and amortization of $27.8 million partially offset by income from discontinued operations of $5.5 million and a deferred tax benefit of $4.2 million.

Changes in operating assets and liabilities used $121.7 million of cash, net, in the first nine months of fiscal 2008 principally due to the change in the expiring securitization program of $120.0 million, a decrease in accounts payable and accrued expenses of $16.0 million and a decrease in income tax liability of $15.9 million partially offset by a decrease in the level of inventory, primarily in the Telecommunications Services segment, of $14.2 million, a decrease in trade accounts receivable of $9.8 million and a decrease in prepaid insurance and other current assets of $6.9 million. Changes in operating assets and liabilities used $32.3 million of cash, net, in the first nine months of fiscal 2007 principally due to a reduction in the expiring securitization program of $20.0 million, an increase in the levels of inventory, principally by the Telecommunication Services segment, and trade accounts receivable of $16.0 million and $6.4 million, respectively, and a decrease in income taxes of $7.2 million partially offset by an increase in deferred income and other liabilities of $12.6 million, principally due to customer advances, and an increase in the level of accounts payable of $7.7 million.

The $22.8 million of cash used in investing activities for the first nine months of fiscal 2008 resulted primarily from expenditures of $21.5 million for net additions to property, plant and equipment and $1.3 million for an acquisition of a staffing and consulting services provider in South America and patents in the Computer Systems segment. The $21.3 million of cash used in investing activities for the first nine months of fiscal 2007 primarily resulted from the $20.9 million for net additions to property, plant and equipment and expenditures of $0.2 million for acquisitions.

The principal factors in the $123.9 million of cash provided by financing activities in the first nine months of fiscal 2008 were borrowings of $130.0 million under the amended securitization program and an increase in notes payable of $2.3 million partially offset by a payment of $8.1 million for the purchase of treasury shares. The principal factors in the $3.3 million of cash used in financing activities in the first nine months of fiscal 2007 were a payment of $23.0 million for the purchase of treasury shares partially offset by an increase in the level of bank loans of $19.6 million primarily due to borrowing under the Delta Credit Facility.

Commitments
-----------

There has been no material change through July 27, 2008 in the Company's contractual obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Off-Balance Sheet Financing
---------------------------

The Company has no off-balance sheet financing arrangements, as that term has meaning in Item 303(a) (4) of Regulation S-K.

Credit Lines
------------

At July 27, 2008, the Company had credit facilities with various banks and financial conduits which provided for borrowings and letters of credit of up to an aggregate of $357.8 million, including the Company's $200.0 million five-year accounts receivable securitization program (the "Amended Securitization Program"), $42.0 million five-year unsecured revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $100.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility").The Company had total outstanding short-term borrowings of $216.7 million as of July 27, 2008. Included in these borrowings were $18.7 million of foreign currency borrowings which provide economic hedges against foreign denominated net assets.

Amended Securitization Program
------------------------------

On June 3, 2008, the Company's $200.0 million accounts receivable securitization program (see Note B), which was due to expire within the next year, was transferred to a multi-buyer program administered by PNC Bank. The Amended Securitization Program has a five-year term (subject to 364 day liquidity). Under the Amended Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, borrows from two commercial paper conduits (Market Street Funding LLC, a PNC Bank affiliate, and Relationship Funding LLC), secured by an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company. The Company retains the servicing responsibility for the accounts receivable.

The Amended Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company. The receivables and related borrowings remain on the balance sheet since Volt Funding effectively retains control over the receivables, which are no longer treated as sold assets. Accordingly, pledged receivables are included as trade accounts receivable, net while the corresponding borrowings are included as short-term borrrowings on the condensed consolidated balance sheet. At July 27, 2008, Volt Funding had borrowed from $81.3 million and $48.7 million from Market Street Funding and Relationship Funding, respectively. At July 27, 2008, borrowings bear a weighted average interest rate of 2.94% per annum, excluding a facility fee of 0.25% per annum paid on the entire facility and a program fee of 0.35% paid on the outstanding borrowings.

The Amended Securitization Program is subject to termination by PNC Bank (with the consent of the majority purchasers) under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, or the rate of collections on receivables failing to meet a specified threshold.

At July 27, 2008, the Company was in compliance with all requirements of the Amended Securitization Program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

Credit Agreement
----------------

On February 28, 2008, the Company entered into the Credit Agreement to replace the Company's then expiring $40.0 million secured credit agreement with an unsecured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit and $25.0 million for borrowing in alternative currencies. At July 27, 2008, the Company had no borrowings against this facility. The administrative agent for the Credit Facility is Bank of America, N.A. The other banks participating in the Credit Facility are JP Morgan Chase Bank, N.A. as syndicated agent, Wells Fargo Bank, N.A.and HSBC Bank USA, N.A.

Borrowings under the Credit Agreement bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Based upon the Company's leverage ratio at July 27, 2008, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.8% per annum, excluding a fee of 0.35% per annum paid on the entire facility.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on total funded debt to EBITDA of 3.0 to 1.0; and a requirement that the Company maintain a minimum ratio of EBITDA, as defined, to interest expense, as defined, of 4.0 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the level of annual capital expenditures, and the amount of investments, including business acquisitions and mergers, and loans that may be made by the Company to its subsidiaries. The Company was in compliance with all covenants at July 27, 2008.

Delta Credit Facility
---------------------

In December 2006, Volt Delta entered into the secured Delta Credit Facility, which expires in December 2009, with Wells Fargo, N.A. as the administrative agent and arranger, and as a lender thereunder. Wells Fargo and two of the other three lenders under the Delta Credit Facility, Bank of America, N.A. and JPMorgan Chase, also participate in the Company's $42.0 million unsecured revolving Credit Facility. Neither the Company nor Volt Delta guarantees each other's facility but certain subsidiaries of each are guarantors of their respective parent company's facility.

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $100.0 million with a sublimit of $10.0 million on the issuance of letters of credit. At July 27, 2008, $77.9 million was drawn on this facility. Certain interest rate options, as well as the commitment fee, are based on a leverage ratio, as defined, which resets quarterly. Based upon Volt Delta's leverage ratio at July 27, 2008, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.0% per annum. Volt Delta also pays a commitment fee on the unused portion of the Delta Credit Facility which varies based on Volt Delta's leverage ratio. At July 27, 2008, the commitment fee was 0.3% per annum.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

and the maintenance of a consolidated net worth, as defined. The Delta Credit Facility also imposes limitations on, among other things, incurrence of additional indebtedness or liens, the amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures. At July 27, 2008, Volt Delta was in compliance with all covenants in the Delta Credit Facility.

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

Staffing Services:
     Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In the first nine months of fiscal 2008, this revenue comprised approximately 76% of the Company's net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

     Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, for which the Company receives an administrative fee for arranging for, billing for and collecting the billings related to staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company's payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In addition, sales for certain contracts generated by the Company's Staffing Solutions Group's managed services operations have similar attributes. In the first nine months of fiscal 2008, this revenue comprised approximately 2% of the Company's net consolidated sales.

     Outsourced Projects: Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables, in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts" The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In the first nine months of fiscal 2008, this revenue comprised approximately 5% of the Company's net consolidated sales.

Telecommunications Services:
     Construction: Sales are derived from the Company supplying aerial and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in SOP 81-1, using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project or by the percentage-of-completion method, when applicable. In the first nine months of fiscal 2008, this revenue comprised approximately 6% of the Company's net consolidated sales.

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and, if applicable, any completed units are delivered and accepted by the customer. In the first nine months of fiscal 2008, this revenue comprised approximately 2% of the Company's net consolidated sales.

Computer Systems:
     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In the first nine months of fiscal 2008, this revenue comprised approximately 3% of the Company's net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as applicable. In the first nine months of fiscal 2008, this revenue comprised approximately 2% of the Company's net consolidated sales.

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in SOP 97-2 "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value or by the use of the percentage-of-completion method, when applicable. In the first nine months of fiscal 2008, this revenue comprised approximately 3% of the Company's net consolidated sales.

Printing and Other:
     Printing: Sales are derived from the Company's sales of printing services in Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the printed documents have been delivered. In the first nine months of fiscal 2008, this revenue comprised approximately 1% of the Company's net consolidated sales.

     Other: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered. In the first nine months of fiscal 2008, this revenue comprised less than 1% of the Company's net consolidated sales.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Goodwill - Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived intangible assets are subject to annual impairment testing using fair value methodologies. The Company performs its annual impairment testing during its third fiscal quarter, or more frequently if indicators of impairment arise. The timing of the impairment test may result in charges to earnings in the third fiscal quarter that could not have been reasonably foreseen in prior periods. The testing process includes the comparison of the Company's business units' multiples of sales and EBITDA to those multiples of its business units' competitors. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the Company may be required to record an impairment charge in the future.

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

Securitization Program - On June 3, 2008, the Company's $200.0 million accounts receivable securitization program (the "Expiring Securitization Program") was transferred to a multi-buyer program administered by PNC Bank. Prior to that date, under the Expiring Securitization Program, receivables were sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquired from the Company. The Company accounted for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Transfers and Servicing of Financial Assets, an amendment of SFAS No. 140." At the time a participation interest in the receivables was sold, the receivable representing that interest was removed from the condensed consolidated balance sheet (no debt was recorded) and the proceeds from the sale were reflected as cash provided by operating activities. The outstanding balance of the undivided interest sold to TRFCO was $120.0 million at October 28, 2007.

Under the amended Program, the receivables and related borrowings remain on the balance sheet since Volt Funding effectively retains control over the receivables, which are no longer treated as sold assets. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as short-term borrowings on the condensed consolidated balance sheet. At July 27, 2008, Volt Funding had borrowed $81.3 million and $48.7 million from Market Street Funding and Relationship Funding , respectively.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FAS 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB NO. 51." This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company is currently evaluating the impact of adopting this statement.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." This statement requires enhanced disclosures about an entity's derivative and hedging activities by explaining how and why derivatives are used by the entity, how they are accounted for under Statement 133, and how derivatives affect the entity's various financial statements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of adopting this statement.

Related Party Transactions
--------------------------

During the first nine months of fiscal 2008, the Company paid or accrued $0.8 million to the law firm of which Lloyd Frank, a director, is of counsel, for services rendered to the Company and expenses reimbursed. In addition, the Company paid $19,000 to Michael Shaw, Ph. D., a brother of Steven Shaw, an executive officer and director, for services rendered to the Company.

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

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $12.7 million at July 27, 2008. This fair value was calculated by applying the appropriate fiscal year-end interest rate to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At July 27, 2008, the total market value of these investments was $5.0 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuates against the dollar, which may impact reported earnings. As of July 27, 2008, the total of the Company's net investment in foreign operations was $20.4 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of July 27, 2008, the Company had an outstanding foreign currency option contract in the nominal amount equivalent to $9.5 million, which is accounted for as a hedge under SFAS No. 52, "Foreign Currency Translation". The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at July 27, 2008 by 10% would result in a pretax gain of $2.0 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at July 27, 2008 by 10% would result in a pretax loss of $1.4 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at July 27, 2008. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

Interest Rate Market Risk                                  Payments Due By Period as of July 27, 2008
-------------------------                                  ------------------------------------------
                                                       Less than            1-3              3-5                After 5
                                        Total            1 Year            Years            Years                Years
                                   -------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands of US$)
Cash and Cash Equivalents and
 Restricted Cash
-----------------------------

Money Market and Cash Accounts     $       72,414     $        72,414
Weighted Average Interest Rate               2.12%               2.12%
                                   ---------------     --------------
Total Cash, Cash Equivalents and
 Restricted Cash                   $       72,414     $        72,414
                                   ===============     ==============



Debt
----
Term Loan                          $       12,448     $           543 $        1,228     $         1,446     $          9,231
Interest Rate                                 8.2%                8.2%           8.2%                8.2%                 8.2%

Note Payable                       $          475     $           130 $          188     $           157                    -
Interest Rate                                 5.0%                5.0%           5.0%                5.0%
                                   ---------------     -------------- ---------------     ---------------    -----------------

Total Long Term Debt               $       12,923     $           673 $        1,416     $         1,603     $          9,231
                                   ===============     ============== ===============     ===============     ================

Short-term Borrowings              $      216,687     $       216,687              -                   -                    -
Weighted Average Interest Rate               3.59%               3.59%             -                   -                    -
                                   ---------------     -------------- ---------------     ---------------     ----------------

Total Debt                         $      229,610     $       217,360 $        1,416     $         1,603     $          9,231
                                   ===============     ============== ===============     ===============     ================

Foreign Exchange Market Risk                              Contract Values
------------------------------               -----------------------------------------
                                                                         Fair Value
                                 Contract                   Less than      Option
                               Exchange Rate      Total      1 Year      Premium (1)
                              ---------------------------------------  ---------------
                                          (Dollars in thousands of U.S. $)
Option Contracts
------------------------------

Canadian $ to U.S.$                1.05          $9,524      $9,524         $131
                                             -----------  -----------     ------------

Total Option Contracts                           $9,524      $9,524         $131
                                             ===========  ===========     ============

(1) Represents the fair value of the foreign contracts at July 27, 2008.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company's management is responsible for maintaining adequate internal controls over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting.

The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of July 27, 2008 under the supervision and with the participation of the Company's management, including the Company's President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation, management concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company and its subsidiaries is made known to them on a timely basis.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit   Description
--------------------------------------------------------------------------------
10.01 Amended and Restated Receivables Purchase Agreement dated as of June 3, 2008 among Volt Funding Corp., the various buyers and buyer agents, Volt Information Sciences, Inc. and PNC Bank as administrator for each buyer group.

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

Date: September 5, 2008

                                        By: /s/Jack Egan
                                            --------------------------
                                            Jack Egan
                                            Senior Vice President and
                                            Principal Financial Officer

EXHIBIT INDEX
-------------

Exhibit
Number    Description
-------   -----------

10.01 Amended and Restated Receivables Purchase Agreement dated as of June 3, 2008 among Volt Funding Corp., the various buyers and buyer agents, Volt Information Sciences, Inc. and PNC Bank as administrator for each buyer group.

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