Form 10-K
period 2008-11-02
VOLT INFORMATION SCIENCES, INC.
filed 2009-02-02
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 2, 2008
                                       or
/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _________________ to _________________

     Commission file number: 1-9232

                         VOLT INFORMATION SCIENCES, INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   New York                                  13-5658129
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

     560 Lexington Avenue, New York, New York                  10022
     -----------------------------------------                 -----
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes /_/ No /X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes /_/ No /X/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:
Large Accelerated Filer /_/                              Accelerated Filer   /X/
Non-Accelerated Filer /_/                          Smaller Reporting Company /_/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /_/ No /X/

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $170 million, based on the closing price of $13.48 per share on the New York Stock Exchange on April 25, 2008 (the last business day of the registrant's fiscal second quarter). Shares of common stock held beneficially by executive officers and directors and their spouses and the registrant's Savings Plan, have been excluded, without conceding that all such persons or plans are "affiliates" of the registrant).

The number of shares of common stock outstanding as of January 23, 2009 was 20,842,806.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for its 2009 Annual Meeting are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

      Item 1.   Business                                                       2
      Item 1A.  Risk Factors                                                  13
      Item 1B.  Unresolved Staff Comments                                     20
      Item 2.   Properties                                                    21
      Item 3.   Legal Proceedings                                             22
      Item 4.   Submission of Matters to a Vote of Security Holders           22

PART II

      Item 5.   Market for Registrant's Common Equity, Related Stockholder
                      Matters and Issuer Purchases of Equity Securities       24
      Item 6.   Selected Financial Data                                       27
      Item 7.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           28
      Item 7A.  Quantitative and Qualitative Disclosures About
                      Market Risk                                             67
      Item 8.   Financial Statements and Supplementary Data                   69
      Item 9.   Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                 108
      Item 9A.  Controls and Procedures                                      108
      Item 9B.  Other Information                                            112

  PART III

      Item 10.  Directors, Executive Officers and Corporate Governance       112
      Item 11.  Executive Compensation                                       112
      Item 12.  Security Ownership of Certain Beneficial
                      Owners and Management and Related Stockholder Matter   112
      Item 13.  Certain Relationships and Related Transactions, and Director
                      Independence                                           112
      Item 14.  Principal Accountant Fees and Services                       112

  PART IV

      Item 15.  Exhibits and Financial Statement Schedules                   113

PART I
ITEM 1.  BUSINESS

General
-------

Volt Information Sciences, Inc. is a New York corporation, incorporated in 1957. We sometimes refer to Volt Information Sciences, Inc. and its subsidiaries collectively as "Volt" or the "Company," unless the context otherwise requires.

Volt operates in the following two businesses which have four operating segments:

Staffing Services
-----------------

(1) Staffing Services - This segment provides a broad range of employee staffing services to a wide range of customers throughout North America, Europe and Asia/Pacific and has recently expanded operations in Latin America. These services fall within three major functional areas:

     o Staffing Solutions provides a full spectrum of managed staffing, temporary/contract personnel employment, and workforce solutions. This functional area is comprised of the Technical Resources ("Technical") division and the Administrative and Industrial ("A&I") division. The employees and contractors on assignment are usually on the payroll of the Company for the length of their assignment, but this functional area also uses employees and subcontractors from other staffing providers ("associate vendors") when necessary. This functional area also provides direct placement services and, upon request from customers, subject to contractual conditions, will allow the customer to convert the temporary employees to full-time customer employees under negotiated terms. In addition, the Company's Recruitment Process Outsourcing ("RPO") services deliver end-to-end recruitment and hiring outsourced solutions to customers. The Technical division provides skilled employees, such as computer and other Information Technology ("IT") specialties, engineering, design, life sciences and technical support. The A&I division provides administrative, clerical, accounting and financial, call center and light industrial personnel. The length of an employee's assignment in the Technical division may be as short as a few weeks but in many cases can last for six to twelve months. Assignments in the A&I division are generally shorter than in the Technical division.

     o E-Procurement Solutions provides global competitively bid human capital acquisition and management solutions by combining web-based tools and business process outsourcing services. The employees and contractors on assignment are usually from associate vendor firms, although at times Volt recruited employees and contractors may be selected to fill some assignments, but in those cases Volt must compete on an equal basis with other unaffiliated firms. The Company receives a fee for managing the process, and the revenue for such services is recognized net of its associated costs. This functional area, which is part of the Technical division, is comprised of the ProcureStaff operation.

     o Information Technology Solutions provides a wide range of services including consulting, outsourcing and turnkey project management in the software and hardware development, IT infrastructure services and customer contact markets. This functional area offers higher margin project-oriented services to its customers and assumes greater responsibility in contrast to the other areas within the segment. This functional area, which is part of the Technical division, is comprised of the VMC Consulting operation.

Telecommunications and Information Solutions
--------------------------------------------

(2) Telecommunications Services - This segment provides a full spectrum of turnkey telecommunications and related services solutions for commercial and government sectors. It designs, engineers, constructs, installs and maintains voice, data, video and utility infrastructure for public and private businesses, military and government agencies.

(3) Computer Systems - This segment provides directory and operator systems and services primarily for the telecommunications industry and provides IT maintenance services. The segment also sells information systems to its customers and provides an Application Service Provider ("ASP") model which also provides information services, including infrastructure and database content, on a transactional fee basis. It also provides third-party IT and data services to others. This segment is comprised of Volt Delta Resources, LLC and its subsidiary Volt Delta International (collectively "VoltDelta"), LSSiDATA and the Maintech computer maintenance division.

(4) Printing and Other - This segment provides printing services and publishes telephone directories in Uruguay. The telephone directory revenues of this segment are derived from the sales of telephone directory advertising for the books it publishes. The operations of this segment were part of the Telephone Directory segment until the third quarter of fiscal 2008. In September 2008, the Company sold the net assets of its DataNational and
     Directory Systems divisions, whose operations for the current and comparable periods have been reclassified to Discontinued Operations, with the remainder of the segment being renamed Printing and Other.

Information as to Operating Segments

The following tables set forth the contribution of each operating segment to the Company's consolidated sales and operating profit for each of the three fiscal years in the period ended November 2, 2008, and those assets identifiable within each segment at the end of each of those fiscal years. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements in Items 7 and 8, respectively, of this Report.

                                                                     November       October        October
                                                                     2, 2008       28, 2007       29, 2006
                                                                   -----------    -----------    -----------
NET SALES                                                                       (In thousands)
Staffing Services:
   Sales to unaffiliated customers
      Staffing                                                     $ 1,982,072    $ 1,916,621    $ 1,910,416
      Managed Services                                               1,278,399      1,212,915      1,109,315
                                                                   -----------    -----------    -----------
      Total gross sales                                              3,260,471      3,129,536      3,019,731
   Less: Non-recourse Managed Services--Note 1                      (1,222,972)    (1,164,243)    (1,052,682)
   Intersegment sales                                                    6,316          5,642          5,233
                                                                   -----------    -----------    -----------
                                                                     2,043,815      1,970,935      1,972,282
                                                                   -----------    -----------    -----------
Telecommunications Services:
   Sales to unaffiliated customers                                     170,753        118,311        118,081
   Intersegment sales                                                      970          1,401            781
                                                                   -----------    -----------    -----------
                                                                       171,723        119,712        118,862
                                                                   -----------    -----------    -----------
Computer Systems:
   Sales to unaffiliated customers                                     202,167        188,703        173,972
   Intersegment sales                                                   10,488         10,611         13,958
                                                                   -----------    -----------    -----------
                                                                       212,655        199,314        187,930
                                                                   -----------    -----------    -----------
Printing and Other:
   Sales to unaffiliated customers                                      16,899         12,754         11,130
   Intersegment sales                                                       --              9             91
                                                                   -----------    -----------    -----------
                                                                        16,899         12,763         11,221
                                                                   -----------    -----------    -----------

Elimination of intersegment sales                                      (17,774)       (17,663)       (20,063)
                                                                   -----------    -----------    -----------
TOTAL NET SALES                                                    $ 2,427,318    $ 2,285,061    $ 2,270,232
                                                                   ===========    ===========    ===========

SEGMENT PROFIT (LOSS)
Staffing Services (1)                                              $    40,516    $    53,598    $    58,799
Telecommunications Services                                            (22,641)         4,977         (1,168)
Computer Systems (1)                                                   (22,715)        31,676         28,447
Printing and Other                                                         306            209         (2,103)
                                                                   -----------    -----------    -----------
Total segment (loss) profit                                             (4,534)        90,460         83,975

General corporate expenses                                             (36,114)       (39,772)       (43,349)
                                                                   -----------    -----------    -----------
TOTAL OPERATING (LOSS) PROFIT                                          (40,648)        50,688         40,626

Interest income and other (expense) income, net                            848           (890)        (4,304)
Interest expense                                                        (7,624)        (3,612)        (1,819)
Foreign exchange gain (loss)                                             1,155           (421)          (505)
                                                                   -----------    -----------    -----------
(Loss) income from continuing operations before income taxes and
minority interest                                                  ($   46,269)   $    45,765    $    33,998
                                                                   ===========    ===========    ===========

(1) In the fourth quarter of fiscal 2008, the Company recorded a goodwill impairment charge of $4.9 million in the Staffing Service segment and $41.5 million in the Computer Systems segment.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
OPERATING SEGMENT DATA--Continued


                                                  November   October     October
                                                  2, 2008    28, 2007   29, 2006
                                                  --------   --------   --------
                                                          (In thousands)
IDENTIFIABLE ASSETS
Staffing Services                                 $455,618   $485,500   $457,204
Telecommunications Services                         48,635     75,532     38,800
Computer Systems                                   189,669    220,309    138,625
Printing and Other                                  13,811     13,674     13,627
                                                  --------   --------   --------
                                                   707,733    795,015    648,256
Cash, investments and other corporate assets       218,046      9,873     14,050
Discontinued Operations                                 --     35,263     36,815
                                                  --------   --------   --------
TOTAL ASSETS                                      $925,779   $840,151   $699,121
                                                  ========   ========   ========

Note 1 Under certain contracts with customers, the Company manages the customers' alternative staffing requirements, including transactions between the customer and third-party staffing vendors ("associate vendors"). When payments to associate vendors are subject to receipt of the customers' payment to the Company, the arrangements are considered non-recourse against the Company and revenue, other than management fees to the Company, is excluded from net sales.

Staffing Services Segment
-------------------------

Volt's Staffing Services segment, through two divisions, the Technical Resources division and the Administrative and Industrial division, provides a broad spectrum of services in three major functional areas: Staffing Solutions, IT Solutions and E-Procurement Solutions, to a wide range of customers throughout the world. The Technical Resources division provides Staffing Solutions, IT Solutions and E-Procurement Solutions, while the Administrative and Industrial division provides Staffing Solutions.

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

     Volt Workforce Solutions/Volt Services Group/Volt Technical Services/Volt Europe/Volt Human Resources/Volt Asia Enterprises/Volt Workforce Solutions Canada/Arctern/Advice (Staffing Solutions Group)

     Staffing and other workforce solutions provided by this segment are generally identified and branded throughout the United States as "Volt Workforce Solutions," "Volt Services Group," and "Volt Technical Resources," throughout Europe as "Volt Europe," throughout Canada as "Volt Workforce Solutions Canada," in Asia/Pacific as "Volt Asia Enterprises," in India as "Arctern" and in Latin America as "Advice" (collectively the "Staffing Solutions Group"). Business offerings are provided to customers in many industry segments and include temporary/contract employment and referred employee management in a broad range of categories, including accounting, finance, administrative, engineering, human resources, information technology, life sciences, customer contact, manufacturing and assembly, technical communications and media, warehousing and fulfillment.

     In addition, field operations that have developed a specialty in one or more of the above listed disciplines often use the name "Volt" followed by their specialty disciplines to identify themselves, e.g. "Volt Life Sciences," "Volt Accounting & Finance," "Volt Automotive Services," "Volt Aerospace Services," "Volt Design and Technology Services" and "Volt Professional Search." Other branch offices have adopted other names to differentiate themselves from traditional temporary staffing when their focus is more discipline-oriented.

     The Staffing Solutions Group maintains a database of available workers to match to employer assignments and competes in both the recruitment of available candidates and to attract customers to employ contingent workers. Contingent workers are provided for varying periods of time to companies and other organizations (including government agencies and non-profit entities) in a broad range of industries that have a need for such personnel, but are unable, or choose not to, engage certain personnel as their own employees. Customers range from those that require one or two contingent workers at a time to national accounts that require as many as several thousand at one time.

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

     Volt's Staffing Solutions also include managed services programs, sometimes branded as "VoltSourcesm", which provide dedicated account management in an on- or off-site capacity that fulfill customer workforce initiatives, improve overall staffing process efficiencies, and manage associate vendor relationships. Many of the Company's larger customers, particularly those with national agreements, have contracted for managed services programs under which the Company, in addition to itself providing staffing services, performs various administrative functions depending on the program. These include centralized order processing and procurement of other qualified staffing providers as subcontractors, commonly referred to as "associate vendors," to provide service in areas where the Company does not maintain an office or cannot recruit sufficient qualified personnel and to supply secondary source back-up recruiting or provide assistance in meeting the customer's stated diversity and/or subcontracting goals. In some managed services programs, requisitions are sent simultaneously to a number of approved staffing firms, and Volt must compete for each placement. Other features of managed services programs include customized and consolidated billing to the customer for all of Volt's and associate vendors' services, and detailed management reports on staffing usage and costs. Some managed services programs are tailored to the customer's unique needs for single source consolidated billing, reporting and payment. In most cases, Volt is required to pay the associate vendor only after Volt receives payment from its customer. Volt also acts as an associate vendor to other national providers in their managed services programs to assist them in meeting their obligations to their customers. The bidding process for these managed service and national contracts is very competitive. The Staffing Solutions Group has been successful in obtaining a number of large national contracts that typically require on-site Volt representation and fulfillment at multiple customer facilities. Many contracts are for a one-to-three year time period, at which time they are typically re-bid. Others are for shorter periods or may be for the duration of a particular project or subproject or a particular need that has arisen, which requires additional or substitute personnel. Many of these contracts require considerable start-up costs and may take from six to twelve months to reach anticipated revenue levels and reaching those projected levels is dependent on the customer's actual requirements at that time. The Staffing Solutions Group maintains a group dedicated to the acquisition, implementation and service of national accounts; however, there can be no assurance that Volt will be able to retain accounts that it currently serves, or that Volt can obtain additional national accounts on satisfactory terms.

     The Staffing Solutions Group maintains centralized databases, containing resumes of candidates from which it fills customers' job requirements. Other candidates are referred by the customer itself for assignment as Volt employees. Volt's foreign staffing operations maintain similar computerized databases containing resumes of candidates from their geographic areas. Higher skilled individuals employed by the Staffing Solutions Group are frequently willing to relocate to fill assignments, while lesser skilled employees are generally recruited and assigned locally. In addition to maintaining proprietary internet recruiting sites, the segment has numerous contracts with independent web-based job search companies.

     Individuals hired by the Staffing Solutions Group typically become Volt employees or contractors during the period of their assignment. When the employer of record, Volt is responsible for the payment of wages, payroll taxes, workers' compensation, unemployment insurance and other benefits, which may include paid holidays, vacations and medical insurance.

     The Staffing Solutions Group provides direct placement services as well. In the United States, these services are provided through Volt Professional Search, an employment search organization specializing in the recruitment and direct hire of individuals, including information technology, engineering, technical, accounting, finance and administrative support disciplines. In addition, some customers will convert contingent staff to permanent positions and the Company may receive a conversion fee.

     Recruitment Process Outsourcing services, branded as "Momentum, a Volt Information Sciences Company," delivers end-to-end recruitment and hiring outsourced solutions for customers, starting at the requisition process and extending through sourcing, screening and onboarding of the customer's employees.

     Information Technology Solutions
     --------------------------------

     VMC Consulting

     Information Technology Project Management Solutions, branded as VMC Consulting, includes a varied portfolio of project-based professional services, often utilizing contingent staff sourced by Volt Staffing Solutions Group. With locations and customers in North America, Europe, and Asia/Pacific, VMC's services are delivered via outsourcing and in-sourcing models, whether onsite, offsite, onshore, nearshore, offshore or hybrid engagements. Projects include software and hardware development, IT infrastructure services and customer contact markets.

     Offerings include electronic game testing, hardware and software testing, technical communications, technical call center support, data center management, enterprise technology implementation and integration and corporate help desk services. Consulting, project management, and other services currently are delivered to companies in the following industries: consumer products, financial services, manufacturing, media/entertainment, pharmaceuticals, software and technology.

     E-Procurement Solutions
     -----------------------

     ProcureStaff

     ProcureStaff, Ltd. offers competitive bid internet-based procurement and spend management solutions for Global 1000 and other customers. At the core of ProcureStaff's service offerings is its Vendor Management System (VMS) technology, business-to-business e-commerce applications that streamline client and vendor functions while significantly reducing costs and the risks of non-compliance with client policies.

     ProcureStaff maintains international operations in compliance with local country laws and market conditions and is aggressively seeking new global customers and markets. ProcureStaff also automates and manages the source-to-settle process (from identification of initial requirement through payment for final deliverable) for resource-based services to provide visibility and centralized control over all categories of enterprise-wide service expenditures, including statement of work, project work and deliverable based services. ProcureStaff provides this source-to-settle process to its customers with web-based access, the creation of project bid requests, requisition management, electronic procurement, customer relationship management, supplier management, time and expense management, consolidated billing and supplier payment and on-line management reporting through its standard report package or its customer ad hoc reporting tool. New program implementation imposes start up costs on ProcureStaff which may take up to a year to recover. ProcureStaff competes with other companies which provide similar vendor neutral solutions, some of which are affiliated with competitive staffing companies.

During the week ended November 2, 2008, the entire Staffing Services segment provided approximately 37,000 (36,000 in 2007) of its own temporary employees to its customers, in addition to employees provided by associate vendors and other contractors.

Telecommunications Services Segment
-----------------------------------

Volt's Telecommunications Services segment provides telecommunications and other infrastructure services, including design, engineering, construction, installation, maintenance and removal of telecommunications equipment for the outside plant and central offices of telecommunications and cable companies, and within end-user premises, in the United States. This segment also installs distribution piping for potable and re-use water systems for municipalities, provides limited distribution of products and provides some non-telecommunications engineering, construction and installation services for other utilities.

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

o Construction services, including aerial, underground and other construction services, using the Company's owned and leased vehicles and equipment. These services include jack and bore, directional boring, trenching and excavation, conduit and manhole systems, cable placement and splicing, pole placement and wrecking, copper, coaxial and long- and short-haul fiber optic cable installation, splicing, termination and testing, project management and inspection services. In addition, this segment also installs distribution piping for potable and re-use water systems for municipalities.

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

Computer Systems Segment
------------------------

Volt's Computer Systems segment provides customers worldwide with telephone directory services, information services and other operator services systems, and designs, develops, sells, leases and maintains computer-based directory assistance services along with other database management and related services, primarily to the telecommunications industry, through Volt Delta Resources, LLC. and its subsidiaries (collectively "VDR"). The segment also provides third-party IT and data services to others. This segment is comprised of three synergistic business units: Volt Delta Resources, LLC and Volt Delta International (collectively "VoltDelta"), LSSiDATA and Maintech.

     VoltDelta

     VoltDelta markets information services to telephone companies and inter-exchange carriers worldwide. The unit sells information service systems to its customers and in addition, provides an Application Service Provider ("ASP") model which also provides information services, including infrastructure and database content, on a transactional use fee basis. VoltDelta has service agreements with major telecommunications carriers in North America, South America, the Middle East and Europe.

     To meet the needs of customers who desire to upgrade their operator services capabilities by procuring services as an alternative to making a capital investment, the unit has deployed and is marketing enhanced directory assistance and other information service capabilities as a transaction-based ASP service, charging a fee per transaction. One ASP service is marketed as DirectoryExpress, which provides access to over 140 million United States and Canadian business, residential and government listings to directory assistance operators worldwide. Another ASP service is Directory Assistance Automation ("DAA"), which is currently deployed by major wireline and wireless carriers. VoltDelta owns and operates its own proprietary systems and provides its customers access to a national database sourced from listings obtained by VoltDelta from various telephone companies and other independent sources. In addition, VoltDelta continues to provide customers with new systems, as well as enhancements to existing systems, equipment and software. The ASP model generally requires significant capital expenditure before any revenue is realized, usually on a transaction basis.

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

     LSSiDATA

     In September 2007, VDR acquired LSSi Corp. for $71.6 million and combined it and VDR's DataServ division into LSSiDATA(R). LSSiDATA utilizes consumer and business databases to allow companies to improve their operations and marketing capabilities. This wholly-owned subsidiary of VDR provides database services, data processing, listing verification, online and offline data integration and aggregation solutions, to a variety of companies across a broad spectrum of industries that include telecommunications service providers, credit and collections companies, and alternative directory assistance service providers. LSSiDATA's information is updated daily and is substantially augmented with specialized information uniquely designed to serve the non-telco enterprise market. The database under management covers the entire United States, Canada and over 20 countries in Europe. LSSiDATA has agreements with many agents and resellers to distribute its services into targeted industries.

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

     Clients may engage Maintech for an enterprise-wide single source IT Outsourcing Solutions commitment that includes program management, technology planning, transition management, Wintel/UNIX/Linux system administration, network administration, Remote Monitoring and Management Services, hardware maintenance and LAN/WAN/Voice services. Clients may also choose Maintech for any subset of services including support of large Wintel/UNIX/Linux server farms and storage networks and corporate
     Desktop/Deskside  support.  As an ISO,  the  demand for  Maintech's  single source, vendor neutral, unbiased services profile is growing in a marketplace where IT Infrastructure cost management initiatives play a prominent role in the vendor selection process.

Printing and Other
------------------

On September 5, 2008, the Company sold the net assets of its directory systems and services and North American telephone directory publishing operations to Yellow Page Group. The transaction included the operations of Volt Directory Systems and DataNational, formerly part of the Telephone Directory segment, but excluded the Uruguayan printing and telephone directory operations, which now comprise this new segment, Printing and Other.

Volt's Printing and Other segment publishes yellow pages telephone directories as an independent publisher in Uruguay and has signed a contract with the Uruguayan telephone company to publish and print the Official Yellow Pages and print the Official White Pages. Revenues are generated from the sale of yellow pages advertising and the printing of the white pages.

In addition to the directory business, Volt's Uruguay division owns and operates an advanced directory printing facility, which includes, among other presses, a high-speed, four-color, heat set printing press that is used to print its own telephone directories, as well as directories for publishers in other South American countries. In addition, this facility does commercial printing, including magazines and periodicals, for various customers in Uruguay and elsewhere in South and Central America.

Research, Development and Engineering
-------------------------------------

During fiscal years 2008, 2007 and 2006, the Company expended approximately $0.2 million, $0.6 million and $2.7 million, respectively, on research, development and engineering for product and service development and improvement, substantially all of which is Company sponsored, and none of which was capitalized. The major portion of research and development expenditures was incurred by the Computer Systems segment.

In addition, the Company's software technology personnel are involved in the development and acquisition of internal-use software to be used in its Enterprise Resource Planning System and software used in its operating systems. In fiscal 2008, 2007 and 2006, expenditures for internal-use software were $17.6 million, $20.3 million and $18.7 million, respectively, of which $3.0 million, $3.2 million and $4.1 million were capitalized.

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

Volt, Volt Workforce Solutions, Volt Services Group, Volt Technical Services, Volt Europe, Volt Human Resources, Volt Asia Enterprises, Volt Computer Services, Volt Life Sciences, Volt Accounting & Finance, Volt Automotive Services, Volt Aerospace Services, VoltSource, Volt Temporary Services, Volt Design and Technical Services, Volt Professional Search, Volt Technical and Creative Communication, Volt Technical Resources, ProcureStaff, PS Partner Solutions, VMC Consulting, VoltDelta, Volt Delta International, DirectDA, Maintech, LSSiDATA, Volt Telecommunications Group, Volt Telecom Group and VIS are registered and/or common law trademarks and service marks owned by the Company.

Customers
---------

In fiscal 2008, the Staffing Services segment's sales to two customers accounted for approximately 12% and 10% of the total sales of that segment; the Telecommunication Services segment's sales to three customers accounted for approximately 52%, 12% and 11% of the total sales of that segment; and the Computer Systems segment's sales to two customers accounted for approximately 19% and 15% of the total sales of that segment. In fiscal 2008, the sales to seven operating units of one customer, Microsoft Corporation, accounted for approximately 10% of the Company's consolidated net sales of $2.4 billion and 6% of the Company's consolidated gross billings of $3.7 billion under a number of different contracts. The difference between net sales and gross billings is the Company's associate vendor costs, which are excluded from sales due to the Company's relationship with the customers and the Company's associate vendors, who have agreed to be paid subject to receipt of the customers' payment to the Company. Revenue for these services is recognized net of associated vendor costs in the period the services are rendered. The Company believes that gross billing is a meaningful measure, which reflects actual volume by the customers.

The loss of one or more of these customers, unless the business is replaced by the Company or the segment, could result in an adverse effect on the results for the Company or that segment's business.

In fiscal 2007, the Staffing Services segment's sales to one customer accounted for approximately 13% of the total sales of that segment; the Telecommunications Services segment's sales to two customers accounted for approximately 33% and 15% of the total sales of that segment; and the Computer Systems segment's sales to two customers accounted for approximately 25% and 17% of the total sales of that segment. In fiscal 2007, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 11% of the Company's consolidated net sales of $2.3 billion and 7% of the Company's consolidated gross billings of $3.5 billion under a number of different contracts.

In fiscal 2006, the Staffing Services segment's sales to one customer accounted for approximately 13% of the total sales of that segment; the Telecommunications Services segment's sales to three customers accounted for approximately 24%, 22% and 18% of the total sales of that segment; and the Computer Systems segment's sales to two customers accounted for approximately 25% and 14% of the total sales of that segment. In fiscal 2006, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 11% of the Company's consolidated net sales of $2.3 billion and 7% of the Company's consolidated gross billings of $3.3 billion under a number of different contracts.

Seasonality
-----------

Historically, the Company's results of operations have been lowest in its first fiscal quarter as a result of reduced requirements for the Staffing Services segment's personnel due to the Thanksgiving, Christmas and New Year holidays as well as certain customer facilities closing for one to two weeks. During the third and fourth quarter of the fiscal year, the Staffing Services segment benefits from a reduction of payroll taxes and increased use of the Company's services during the summer vacation period.

Employees
---------

During the week ended November 2, 2008, Volt employed approximately 42,000 persons, including approximately 37,000 persons who were on temporary assignment for the Staffing Services segment. Volt is a party to one collective bargaining agreement, which covers a small number of its employees, and some of its foreign employees have rights under agreements with local work councils. The Company believes that its relations with its employees are satisfactory.

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

Regulation
----------

Some states in the United States and most foreign countries license and regulate temporary service firms, employment agencies and construction companies. In connection with foreign sales by the Computer Systems segment, the Company is subject to export controls, including restrictions on the export of certain technologies. With respect to countries in which the Company's Computer Systems segment presently sells certain of its current products, the sale of its current products, both hardware and software, are permitted pursuant to a general export license. If the Company began selling to countries designated by the United States as sensitive or developed products subject to restriction, sales would be subject to more restrictive export regulations.

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

Pursuant to Section 303A.12(a) of the Rules of the NYSE, a company's annual report to its shareholders must disclose that the previous year's ss.12(a) CEO Certification was submitted to the NYSE. As required, the Company's ss.12(a) CEO Certification for the previous year was submitted to the NYSE on May 22, 2008, and certifies that the CEO was not aware of any violation by the Company of NYSE's Corporate Governance listing standards.

ITEM 1A.  RISK FACTORS

Forward-Looking Statements
--------------------------

This report and other reports and statements issued by the Company and its officers from time to time contain certain "forward-looking statements." Words such as "may," "will," "should," "likely," "could," "seek," "believe," "expect," "plan," "anticipate," "estimate," "project," "intend," "strategy," "design to," and similar expressions are intended to identify forward-looking statements about the Company's future plans, objectives, performance, intentions and expectations. These forward-looking statements are subject to a number of known and unknown risks and uncertainties including, but are not limited to, those set forth below under "Factors That May Affect Future Results." Such risks and uncertainties could cause the Company's actual results, performance and achievements to differ materially from those described in or implied by the forward-looking statements. Accordingly, readers should not place undue reliance on any forward-looking statements made by or on behalf of the Company. The Company does not assume any obligation to update any forward-looking statements after the date they are made.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

THE COMPANY'S BUSINESS IS DEPENDENT UPON GENERAL ECONOMIC AND OTHER BUSINESS CONDITIONS AND OTHER GENERAL CONDITIONS.

The demand for the Company's services in all segments, both domestically and in its foreign operations, is dependent upon general economic conditions. The Company's business tends to suffer during economic downturns, such as the current recession. The recent slowing of the economy has already adversely affected the Company's revenue and operating profit and the continuation of the current recession could further adversely affect the Company's revenues and operating profit. While the Company attempts to manage its costs, including its personnel, in relation to its business volumes, these efforts may not be successful and the timing of these efforts and associated costs may adversely affect the Company's results.

In the Staffing Services segment, the weakened economy results in decreased demand for temporary and permanent personnel. When economic activity slows down, many of the Company's customers reduce their use of temporary employees before undertaking layoffs of their regular employees resulting in decreased demand for contingent workers. A number of customers have already announced reduction in workforce including contingent labor. There is also less need for contingent workers by all customers and potential customers, who are less inclined to add to their costs. Since employees are also reluctant to risk changing employers, there are fewer openings available and therefore reduced activity in permanent placements as well. In addition, while in many fields there are ample applicants for available positions, variations in the rate of unemployment and higher wages sought by temporary workers in certain technical fields which still experience labor shortages could affect the Company's ability to meet its customers' demands in these fields and adversely affect the Company's profit margins. The volume of business in some of the Company's managed services programs may be reduced, rendering it uneconomical to continue the program. In addition, the services of large numbers of associate vendors are required in some managed services program; the current recession may cause some of these associate vendors to reduce or discontinue operations, which may adversely affect the Company's ability to manage these programs.

Increases in workers' compensation and health costs and unemployment insurance, other payroll taxes, business taxes and other employee related expenses will also adversely impact profit margins.

In addition, in the past few years major United States companies, many of which are customers of the Company, have increasingly outsourced business to foreign countries with lower labor rates, less costly employee benefit requirements and fewer regulations than in the United States. There has been and could be a further adverse effect on the Company if customers and potential customers continue to move manufacturing and servicing operations off-shore, reducing their need for temporary and permanent workers within the United States. It is also important for the Company to diversify its pool of available temporary personnel to offer greater support to the service sector of the economy and other businesses that have more difficulty in moving off-shore, as well as expanding its regional and local customer base which generally affords higher margin opportunities, which the Company may not be able to do successfully.

In the Information Technology Solutions portion of the Staffing Services segment, the Company may assume project responsibility and/or provide a deliverable, which carry potentially greater liabilities than other businesses within this segment.

Customer use of the Company's Telecommunications Services segment is similarly affected by the weakened economy in that some of the Company's customers curtail capital expenditures and some reduce their use of outside services in order to provide work to their in-house departments or to control costs. Actions by major long-distance telephone companies to reduce marketing of local residential service and consolidation in the telecommunications industry could also negatively impact both sales and margins of the segment.

In addition, the Company has been and may be adversely affected if it competes from the Company's United States-based operations against competitors based in lower-cost countries. Although the Company has expanded its operations to serve existing customers in some foreign countries, and has established subsidiaries in some foreign countries, there can be no assurance that this effort will be successful or that the Company can successfully compete with competitors based overseas or who have well-established foreign operations. The Company's international expansion further subjects the Company to additional risks and challenges that could harm its business and profitability.

The Company's business strategy is focused on serving large corporate customers through high volume global service agreements. While the Company's strategy is intended to increase the Company's revenue and operating profit from our major corporate customers, the strategy also exposes the Company to increased risks arising from the possible loss of major customer accounts. The loss of one or more of these customers, or material changes in their demand for the Company's products and services, unless the business is replaced by the Company or the segment, could result in an adverse effect on the results for the Company or that segment's business. In addition, some customers are in industries that have experienced adverse business and financial conditions in recent years. The deterioration of the financial condition or business prospects of these customers has reduced, and could further reduce, their need for temporary employment services and other services, and result in a significant decrease in the revenue and operating profit the Company derives from these customers. Other customers in the Staffing Services segment are Vendor Management System ("VMS") providers who coordinate the provision of temporary services to their own customers using internet-enabled, often web-based, applications that act as a mechanism for business to manage and procure contingent and other staffing services. These VMS providers typically manage programs with total volumes far in excess of the VMS' own worth, but they still assume all payment obligations to their customers' suppliers, such as the Company. The deterioration of the financial condition or business prospects of these VMS customers has reduced, and could further reduce, their need for temporary employment services and other services, and result in a significant decrease in the revenue and operating profit the Company derives from these customers. In addition, these customers, including the VMS providers, also present greater credit risks and, although the Company continues to evaluate their credit, some of these customers have in the past, and could in the future, default on their obligations to the Company.

The Company relies on access to various financial markets, primarily the asset-backed commercial paper market and the commercial bank loan market, as a source of liquidity for working capital requirements not satisfied by cash flows from operations or as a source of foreign exchange risk mitigation. Although the Company has significant cash reserves resulting from the recent sale of the net assets of the DataNational and Directory Services divisions, market disruptions have increased the cost of borrowing and could adversely affect the Company's ability to access one or more financial markets. If the Company is not able to access capital at competitive rates, the ability to implement the Company's business plans may be adversely affected. Similarly, market disruptions may delay or prevent customers from timely payment for our services.

THE INDUSTRIES IN WHICH THE COMPANY DOES BUSINESS ARE VERY COMPETITIVE.

The Company, in all segments, has experienced intense price competition and pressure on margins and lower markups for renewals of customers' contracts than previously obtained. While the Company has and will continue its efforts to take action to meet competition in its highly competitive markets, there can be no assurance that the Company will be able to do so without impacting margins.

The Company, in certain businesses in all segments, must obtain or produce products and systems, principally in the IT environment, to satisfy customer requirements and to remain competitive. While the Company has been able to do so in the past, there can be no assurance that in the future the Company will be able to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner and to achieve customer acceptance of its products and systems in markets characterized by rapidly changing technology and frequent new product introductions. Although the Company continues its investment in research and development, there is no assurance that its present or future products and systems will be competitive, that it will continue to develop new products and systems or that present products and systems or new products and systems can be successfully marketed. In addition, the Company's products and systems are subject to risks inherent in new product introductions, such as start-up delays, cost overruns and uncertainty of customer acceptance, the Company's dependence on third parties for some product components and in certain technical fields with labor shortages, the Company's ability to hire and retain such specialized employees, all of which could adversely affect the Company's ability to meet its customers' demands in these fields and the Company's profit margins.

In addition to these general statements, the following information applies to the specific segments identified below.

The Company's Staffing Services segment is in a very competitive industry with few significant barriers to entry. The worldwide temporary staffing industry is competitive and highly fragmented. In the United States, approximately 40 competitors operate nationally, and approximately 6,000 smaller companies compete in varying degrees at local levels, many with only one or a few offices that service only a small market. Some of this segment's principal competitors are larger and have greater financial resources than the Company and service the multi-national accounts whose business the Company also solicits. Accordingly, these competitors may be better able than the Company to attract and retain qualified personnel and may be able to offer their customers more favorable pricing terms than the Company. As the economy begins to slow down, customers tend to reduce their use of temporary and contract workers before undertaking layoffs of their own employees resulting in decreased demand for contingent workers. In addition, some of the segment's customers, generally larger entities, are mandated or otherwise motivated to utilize small or minority-owned companies rather than publicly held corporations such as the Company and have re-directed their business activities with this segment.

The results of the Company's Computer Systems segment are highly dependent on the volume of directory assistance calls to this segment's customers which are processed by the segment under existing contracts, the segment's ability to continue to secure comprehensive listings from others at acceptable pricing, its ability to obtain additional customers for these services and its continued ability to sell products and services to new and existing customers. The volume of transactions with this segment's customers and the revenues received by the Company are subject to reduction as consumers utilize free listings offered by alternative sources, including listings available on the internet, and from consolidation in the telecommunications industry. The reliability of the Company's products and services is dependent upon the integrity of the data in its databases. A failure in the integrity of its database could harm the Company by exposing it to customer or third-party claims or by causing a loss of customer confidence in the Company's products and services. This segment's position in its market depends largely upon its reputation, quality of service and ability to develop, maintain and implement information systems on a cost competitive basis.

The Company's Telecommunications Services segment faces substantial competition with respect to all of its telecommunications services from other suppliers and from in-house capabilities of present and potential customers. Since many customers provide the same type of services as the segment, the segment faces competition from its own customers and potential customers as well as from third parties. The Telecommunications Services segment performs much of its services outdoors, and its business can be adversely affected by inclement weather. In addition, the segment accounts for certain projects using percentage-of-completion; therefore variations of actual results from its estimates may reduce the segment's profitability. The segment's profitability is also reduced if the actual cost to complete a project exceeds its estimates. Some of this segment's significant competitors are larger and have substantially greater financial resources than the Company. There are relatively few significant barriers to entry into certain of the markets in which the segment operates, and many competitors are small, local companies that generally have lower overhead. The Company's ability to compete in this segment depends upon its reputation, technical capabilities, pricing, quality of service and ability to meet customer requirements in a timely manner, as well as the economic health of the telecom industry.

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

MANY OF THE COMPANY'S CONTRACTS EITHER PROVIDE NO MINIMUM PURCHASE REQUIREMENTS OR ARE CANCELABLE DURING THE TERM, OR BOTH.

In all segments, many of the Company's contracts, even those whose duration spans a number of years, provide no assurance of any minimum amount of work that will actually be available under the contract; under these contracts the Company must still compete for each individual placement or project. Most staffing services contracts are not sole source, so the segment must compete for each placement at the customer. Similarly, many telecommunications master contracts require competition in order to obtain each individual work project. In addition, many of the Company's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the Company is not in default under the contract. Therefore, these contracts do not give the assurances that long-term contracts often provide and create uncertainty with respect to the revenues and earnings the Company may recognize with respect to its customer contracts.

THE COMPANY'S STAFFING SERVICES BUSINESS AND ITS OTHER SEGMENTS SUBJECT IT TO EMPLOYMENT-RELATED AND OTHER CLAIMS AND LOSSES THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The Company's staffing services business employs individuals on a temporary basis and places them in a customer's workplace. The Company's ability to control the customer workplace is often limited, and the Company risks incurring liability to its employees for injury (which results in increased workers' compensation costs) or other harm that they suffer at the customer's workplace. Increases in workers' compensation costs adversely affect the Company's competitive position and its ability to retain business and obtain new business. Risks relating to these activities include:

     o violations of wage and hour requirements and other applicable labor codes which govern the relationship between employers and employees;
     o claims by the Company's employees of discrimination or harassment directed at them, including claims relating to actions of the Company's customers;
     o claims by contingent workers for retroactive entitlement to employee benefits;
     o    claims  of  misconduct  or  negligence  on the  part of the  Company's employees;
     o    claims  related  to  the  employment  of  undocumented  or  unlicensed personnel;
     o the retention of the risk of loss, up to certain limits, for claims related to workers' compensation, general liability, automobile liability and employee group health;
     o errors and omissions of the Company's employees, particularly in the case of professionals; and
     o claims by the Company's customers relating to the Company's employees' misuse of customers' proprietary information, misappropriation of funds, other criminal activity or torts or other similar claims.

Additionally, the Company risks liability to its customers for the actions of the Company's employees that may result in harm to the Company's customers. Such actions may be the result of negligence or misconduct on the part of the Company's temporary employees, including misappropriation of funds, damage to customer facilities due to negligence of temporary employees, criminal activity and other similar claims. In many cases, the Company must indemnify its customers for the acts of the Company's employees, and certain customers have negotiated increases in the scope of such indemnification agreements. The Company may also incur fines and other losses or negative publicity with respect to these problems. In addition, these claims may give rise to litigation, which could be time-consuming and expensive. There can be no assurance that the corporate policies in place to help reduce the Company's exposure to these risks will be effective or that the Company will not experience losses as a result of these risks. There also can also be no assurance that the insurance policies the Company has purchased to insure against certain risks will be adequate or that insurance coverage will remain available on reasonable terms or be sufficient in amount or scope of coverage. These same factors apply to all of the Company's business units, although the risk may be reduced where the Company itself controls the employees and/or the workplace. Nevertheless, the risk is present in all segments.

The Company is subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. A quarterly review is performed of each significant matter to assess any potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, a liability and an expense are recorded for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Any accruals are based on the best information available at the time. As additional information becomes available, a reassessment is performed of the potential liability related to any pending claims and litigation and may revise the Company's estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material adverse impact on the results of the Company's operations.

NEW AND INCREASED GOVERNMENT REGULATION COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, ESPECIALLY ITS CONTINGENT STAFFING BUSINESS.

Certain of the Company's businesses are subject to licensing and regulation in many states and certain foreign jurisdictions. Although the Company has not had any difficulty complying with these requirements in the past, there can be no assurance that the Company will continue to be able to do so, or that the cost of compliance will not become material. Additionally, the jurisdictions in which the Company does or intend to do business may:

o create new or additional regulations that prohibit or restrict the types of services that the Company currently provides;
o impose new or additional employee costs, including benefit requirements, thereby increasing the Company's costs that may not be able to be passed on to customers or which would cause customers to reduce their use of the Company's services, especially in its staffing services segment, which would adversely impact the Company's ability to conduct its business;
o    require the Company to obtain additional  licenses to provide its services;
     or
o increase taxes (especially payroll and other employment related taxes) or enact new or different taxes payable by the providers or users of services such as those offered by the Company, thereby increasing the Company's costs, some of which may not be able to be passed on to customers or which would cause customers to reduce their use of the Company's services, especially in its Staffing Services segment, which would adversely impact the Company's ability to conduct its business.

In the Company's foreign markets, temporary services are more heavily regulated than in the United States and litigation and governmental activity (at European Union and national levels) directed at the way the industry does business is also being conducted or considered. The Company does not know the effect governmental activity will have on the industry in general or upon the Staffing Solutions Group's business.

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

THE COMPANY MAY EXPERIENCE BUSINESS INTERRUPTIONS THAT COULD HAVE AN ADVERSE EFFECT ON ITS OPERATIONS.

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

IMPROPER DISCLOSURE OF EMPLOYEE AND CUSTOMER DATA COULD RESULT IN LIABILITY AND HARM THE COMPANY'S REPUTATION.

The Company's business involves the use, storage and transmission of information about its employees, its customers and employees of its customers and third parties. The Company and its third-party service providers have established policies and procedures to help protect the security and privacy of this information. It is possible that the Company's security controls over personal, consumer and customer data and other practices that the Company and its third-party service providers follow may not prevent the improper access to or disclosure of identifiable personal, consumer and customer information. Such disclosure could harm the Company's reputation and subject the Company to liability under its contracts and laws that protect personal, consumer and customer data, resulting in increased costs or loss of revenue.

THE COMPANY IS DEPENDENT UPON ITS KEY PERSONNEL.

The Company's operations are dependent on the continued efforts of its officers and executive management. In addition, the Company is dependent on the performance and productivity of its local managers and field personnel. The Company's ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key officers and members of management who have acquired significant experience in the Company's businesses may cause a significant disruption to the Company's business. Moreover, the loss of the Company's key managers and field personnel may jeopardize existing client relationships with businesses that continue to use the Company's services based upon past relationships with these local managers and field personnel. The loss of such key personnel could have a material adverse effect on the Company's operation, because it may result in the Company's inability to establish and maintain client relationships and otherwise operate our business.

THE COMPANY IS DEPENDENT UPON ITS ABILITY TO ATTRACT AND RETAIN CERTAIN QUALIFIED PERSONNEL.

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

WHEN THE COMPANY MAKES ACQUISITIONS, IT MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE THEM OR ATTAIN THE ANTICIPATED BENEFITS.

If  the  Company  is  unsuccessful  in  integrating  its  acquisitions,   or  if
integration is more difficult than anticipated, the Company may experience disruptions that could have a material adverse effect on its business. In addition, the Company may not realize all of the anticipated benefits from its acquisitions, which could result in an impairment of goodwill or other intangible assets.

THE COMPANY MUST STAY IN COMPLIANCE WITH ITS SECURITIZATION PROGRAM AND OTHER LOAN AGREEMENTS.

The Company is required to maintain certain covenants to enable it to continue its securitization program and maintain its existing credit rating in order to avoid any increase in fees under other credit agreements. In addition, the Company must also comply with the financial and other covenants applicable under the various agreements and other borrowing instruments.

IF THE COMPANY FAILS TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS OR DISCOVERS MATERIAL WEAKNESSES IN ITS INTERNAL CONTROLS OVER FINANCIAL REPORTING, IT MAY NOT BE ABLE TO REPORT ITS FINANCIAL RESULTS ACCURATELY OR TIMELY OR DETECT FRAUD, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS.

An effective internal control environment is necessary for the Company to produce reliable financial reports and is an important part of its effort to prevent financial fraud. The Company is required to periodically evaluate the effectiveness of the design and operation of its internal controls over financial reporting. Based on these evaluations, the Company may conclude that enhancements, modifications or changes to internal controls are necessary or desirable. In the Company's evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of November 2, 2008, management concluded that, as of their evaluation, the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are ineffective because of the effect of a material weakness in the Company's system of internal controls at one of the Company's subsidiaries. The Company's management reviewed and evaluated the design of the control procedures and is taking actions to remediate the reported material weakness.

While management evaluates the effectiveness of the Company's internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If the Company fails to maintain an effective system of internal controls, or if management or the Company's independent registered public accounting firm discovers material weaknesses in the Company's internal controls, it may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on the Company's business. In addition, the Company may be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission or the New York Stock Exchange. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company's financial statements, which could cause the market price of its common stock to decline or limit the Company's access to capital.

THE COMPANY'S PRINCIPAL SHAREHOLDERS OWN A SIGNIFICANT PERCENTAGE OF THE COMPANY AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER THE COMPANY AND THEIR INTERESTS MAY DIFFER FROM THOSE OF OTHER SHAREHOLDERS.

As of December 31, 2008, the Company's principal shareholders, who are related family members, controlled in excess of 42 % of the Company's outstanding common stock. Accordingly, these shareholders, if they act together (as to which no assumption can be made) would be able to control the composition of the Company's board of directors and many other matters requiring shareholder approval and could continue to have significant influence over the Company's affairs. This concentration of ownership also could have the effect of delaying or preventing a change in control of the Company or otherwise discouraging a potential acquiror from attempting to obtain control of the Company.

NEW YORK LAW AND THE COMPANY'S ARTICLES OF INCORPORATION AND BYLAWS CONTAIN PROVISIONS THAT COULD MAKE THE TAKEOVER OF THE COMPANY MORE DIFFICULT.

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

The Company's stock price has in the past, and could in the future, fluctuate as a result of a variety of factors, including those factors previously discussed, many of which are beyond the Company's control. Among the factors that could affect the Company's stock price are:

     o relatively low float of the Company's common stock caused, among other reasons, by the holdings of the Company's principal shareholders and members of their families;
     o the Company's failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of the Company's future results of operations;
     o    industry trends and the business success of the Company's customers;
     o    loss of a key customer;
     o    fluctuations in the Company's results of operations;
     o    strategic  moves  by  the  Company's  competitors,   such  as  product
          announcements or acquisitions;
     o regulatory developments, including compliance with the Sarbanes-Oxley Act of 2002;
     o    litigation;
     o    general economic conditions such as the current recession;
     o    general market conditions; and
     o other domestic and international macroeconomic factors unrelated to the Company's performance.

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

                                                                       Approximate Sq. Ft.            If Leased, Year of
Location                     Business Segment                            Leased Or Owned               Lease Expiration
--------                     ----------------                            ---------------               ----------------
Orange,                      West Region Headquarters                       200,000                        Owned (1)
California                   Accounting Center
                             Staffing Services
                             Computer Systems

El Segundo,                  Staffing Services                               20,000                         Owned
California

San Diego,                   Staffing Services                               20,000                         Owned
California

Montevideo,                  Printing and Other                              80,000                         Owned
Uruguay

Blue Bell,                   Computer Systems                                55,000 (2)                      2012
Pennsylvania

Redmond,                     Staffing Services                               66,000                          2010
Washington                                                                   27,000                          2009

Wallington,                  Computer Systems                                32,000                          2012
New Jersey

Rochester,                   Computer Systems                                50,500                          2018
New York

Toronto,                     Staffing Services                               81,000                          2010
Canada

Munich,                      Computer Systems                                36,000                          2009
Germany

(1) See Note F of Notes to Consolidated Financial Statements for information regarding a term loan secured by a deed of trust on this property.
(2) 42,600 sq. ft. in this facility is subleased to the purchaser of the Company's former Telephone Directory Division.

The Company leases space in approximately 235 other facilities worldwide (excluding month-to-month rentals), each of which consists of less than 20,000 square feet. These leases expire at various times from 2009 until 2018.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to claims and legal proceedings which arise from time to time in the ordinary course of business. It is not possible to predict the outcome of these claims and proceedings; however, they may consume substantial amounts of the Company's financial and managerial resources and might result in adverse publicity, regardless of the outcome. No proceeding or proceedings presenting in large degree the same legal and factual issues involve a claim exceeding the threshold in Item 1.03 of Regulation S-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                               EXECUTIVE OFFICERS
                               ------------------

STEVEN A. SHAW, 49, has been President and Chief Executive Officer of the Company since March 2006 and Chief Operating Officer of the Company since March 2005. He served as Co-Chief Executive Officer of the Company from September 2005 to March 2006, as Executive Vice President of the Company from March 2005 to March 2006 and as Senior Vice President of the Company from November 2000 to March 2005. He has been employed by the Company in executive capacities since November 1995.

JEROME SHAW, 82, a founder of the Company, has been Executive Vice President and Secretary of the Company since its inception in 1957 and has been employed in executive capacities by the Company and its predecessors since 1950.

JACK EGAN, 59, has been Senior Vice President and Principal Financial Officer of the Company since April 2006. Prior thereto he served as Vice President - Corporate Accounting and Principal Accounting Officer since January 1992. He has been employed in executive capacities by the Company since 1979.

HOWARD B. WEINREICH, 66, has been General Counsel of the Company since September 1985 and a Senior Vice President of the Company since May 2001. He has been employed in executive capacities by the Company since 1981.

LUDWIG M. GUARINO, 57, has been Senior Vice President of the Company since April 2006 and Treasurer of the Company since January 1994. He has been employed in executive capacities by the Company since 1976.

THOMAS DALEY, 54, has been Senior Vice President of the Company since March 2001 and has been employed in executive capacities by the Company since 1980.

DANIEL G. HALLIHAN, 60, has been Vice President - Accounting Operations since January 1992 and has been employed in executive capacities by the Company since 1986.

RONALD KOCHMAN, 49, has been Vice President of the Company since March 2005 and has been employed by the Company in executive capacities in its financial departments since 1987.

LOUISE ROSS, 60, has been Vice President - Human Resources of the Company since September 2006 and has been employed by the Company in executive capacities in its human resource departments since 1993.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the New York Stock Exchange (NYSE Symbol-VOL). The following table sets forth the high and low prices of Volt's common stock, as reported by the NYSE, during the Company's two fiscal years ended November 2, 2008:

                                 2008                             2007
                        ------------------------         -----------------------
Fiscal Period             High             Low             High             Low
-------------             -----            ----            -----            ----

First Quarter           $18.40          $12.10           $42.12          $25.98
Second Quarter           19.70           13.48            38.59           25.10
Third Quarter            14.96           11.21            26.29           16.32
Fourth Quarter           15.17            5.42            19.48           14.19

As of January 9, 2009, there were approximately 310 holders of record of the Company's common stock, exclusive of shareholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

Cash dividends have not been paid during the reported periods. One of the Company's credit agreements contain financial covenants, one of which limits cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of the prior year's consolidated net income, as defined. The amount available for cash dividends, capital stock purchases and redemptions under this covenant, at November 3, 2008 was $32.1 million.

The following table sets forth certain information, as at November 2, 2008, with respect to the Company's equity compensation plans:

                                          Number of securities to be       Weighted-average        Number of securities
                                            issued upon exercise of       exercise price of       remaining available for
                                             outstanding options,        outstanding options,      future issuance under
           Plan Category                      warrants and rights        warrants and rights     equity compensation plans
           -------------                      -------------------        -------------------     -------------------------
Equity compensation plans approved
by security holders

1995 Non-Qualified Stock Option Plan                    74,115  (a)            $12.87                           --  (a)

2006 Incentive Stock Plan                              332,280                 $13.32                    1,167,720

Equity compensation plans not
approved by security holders                                --                    --                            --
                                                       -------                                           ---------
  Total                                                406,395                $13.16                     1,167,720
                                                       =======                                           =========

(a) The Company's 1995 Non-Qualified Stock Option Plan terminated on May 16, 2005 except for options previously granted under the plan.

Shareholder Return Performance Graph

The Company's Common Stock has been listed on the New York Stock Exchange since May 7, 1997. The following graph compares the cumulative total shareholder return to holders of the Company's Common Stock with (a) the New York Stock Exchange Stock Market Index and (b) securities of companies traded on the New York Stock Exchange having market capitalizations that are within 5% of the market capitalization of the Company's Common Stock as at the end of the Company's latest fiscal year-end (this peer group has been historically selected by the Company because the Company has operated in five, four since the sale of Autologic, diverse business segments). The comparison assumes $100 was invested on November 2, 2003 in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends (the Company paid no dividends during the periods):

                        [SEE SUPPLEMENTAL PDF FOR CHART]

                               COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
                                     COMPANIES, PEER GROUPS AND BROAD MARKETS

--------------------------------- ----------- ------------ ----------- ------------- ------------ -----------
                                     2003        2004         2005         2006         2007           2008
                                     ----        ----         ----         ----         ----           ----
VOLT INFORMATION SCIENCES, INC.    $100.00      $166.00     $106.57      $223.54       $139.39        $65.54
PEER GROUP INDEX                   $100.00      $101.80     $105.89      $116.51       $105.45        $58.59
NEW YORK STOCK EXCHANGE INDEX      $100.00      $111.54     $124.89      $147.45       $178.05       $114.04
--------------------------------- ----------- ------------ ----------- ------------- ------------ -----------

Issuer Purchases of Equity Securities

                                                                    Total Number of Shares
                                                                      Purchased as Part of     Maximum Number of Shares that
Period                          Total Number of    Average Price     Publicly Announced Plan   May Yet Be Purchased Under the
                                Shares Purchased   Paid per Share          or Program                 Plan or Program
------------------------------- ----------------- ----------------- ------------------------- --------------------------------
July 28, 2008 -
August 24, 2008                            -              -                        -                       1,500,000

August 25, 2008 -
 September 21, 2008                  255,637            $10.84               255,637                       1,244,363

September 22, 2008 -
November 2, 2008                     903,098             $8.75               903,098                         341,265
                                   ---------                              ----------

Total                              1,158,735                               1,158,735
                                   =========                               =========

On June 2, 2008, the Company's Board of Directors authorized the repurchase of up to one million five hundred thousand (1,500,000) shares of the Company's common stock from time to time in open market or private transactions at the Company's discretion, subject to market conditions and other factors. The timing and exact number of shares purchased will be at the Company's discretion and will depend on market conditions and is subject to institutional approval for purchases in excess of $32.1 million in fiscal year 2009 under the terms of the Company's credit agreements.

No information of the type called for by Items 701 of Regulation S-K (relating to unregistered sales of equity securities by the Company and affiliated purchasers) is required to be included in this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                  Year Ended (Notes 1 and 2)
                                               --------------------------------------------------------------------
                                                November       October        October      October        October
                                                 2,2008        28, 2007      29, 2006      30, 2005       31, 2004
                                               -----------    -----------   -----------   -----------   -----------
                                                               (In thousands, except per share data)
Net Sales                                      $ 2,427,318    $ 2,285,061   $ 2,270,232   $ 2,110,571   $ 1,862,164
                                               ===========    ===========   ===========   ===========   ===========

(Loss) income from continuing operations--
    Note 3                                     ($   34,271)   $    29,542   $    20,074   $     8,021   $    17,339
Discontinued operations--Note 4 and 5               98,485          9,790        10,576         9,019        16,377
                                               -----------    -----------   -----------   -----------   -----------
Net income                                     $    64,214    $    39,332   $    30,650   $    17,040   $    33,716
                                               ===========    ===========   ===========   ===========   ===========

Per Share Data
Basic:
   (Loss) income  from continuing operations   ($     1.56)   $      1.29   $      0.86   $      0.35   $      0.76
   Discontinued operations                            4.48           0.42          0.46          0.39          0.71
                                               -----------    -----------   -----------   -----------   -----------
   Net income                                  $      2.92    $      1.71   $      1.32   $      0.74   $      1.47
                                               ===========    ===========   ===========   ===========   ===========
   Weighted average number of shares                21,982         22,935        23,227        22,980        22,851
                                               ===========    ===========   ===========   ===========   ===========

Diluted:
   (Loss) income from continuing operations    ($     1.56)   $      1.29   $      0.86   $      0.35   $      0.75
   Discontinued operations                            4.48           0.42          0.45          0.39          0.71
                                               -----------    -----------   -----------   -----------   -----------
   Net income                                  $      2.92    $      1.71   $      1.31   $      0.74   $      1.46
                                               ===========    ===========   ===========   ===========   ===========
   Weighted average number of shares                21,982         22,985        23,388        23,126        23,031
                                               ===========    ===========   ===========   ===========   ===========

Total assets                                   $   925,779    $   840,151   $   699,121   $   688,712   $   690,036
                                               ===========    ===========   ===========   ===========   ===========

Long-term debt, net of current portion         $    12,082    $    12,316   $    12,827   $    13,297   $    15,588
                                               ===========    ===========   ===========   ===========   ===========

Note 1 -- Fiscal years 2004 through 2007 consisted of 52 weeks and fiscal year 2008 consisted of 53 weeks.

Note 2 -- Cash dividends were not paid during the five-year period ended November 2, 2008.

Note 3 -- Fiscal 2004 included a gain from the sale of real estate of $3.3 million ($2.0 million, net of taxes, or $0.09 per share).

Note 4 -- Fiscal 2008 included a net gain of $93.0 million, or $4.23 per share, from discontinued operations resulting from the Company's sale of the net assets of its DataNational and Directories Systems and Services divisions. The results of operations for these divisions have been reclassified to discontinued operations for fiscal years 2008 through 2004.

Note 5 -- Fiscal 2004 included a gain from discontinued operations of $9.5 million (net of taxes of $4.6 million), or $0.41 per share, from the sale of real estate previously leased to the Company's former 59% owned subsidiary, Autologic International, Inc.

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

     o Related Person Transactions - This section describes any business relationships, or transaction or series of similar transactions between the Company and its directors, executive officers, shareholders (with a 5% or greater interest in the Company), or any entity in which any such person has more than a 10% equity ownership interest, as well as members of the immediate families of any of the foregoing persons during the fiscal years 2007 and 2008. Excluded from the transactions are employment compensation and directors' fees.

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

     o Staffing Solutions provides a full spectrum of managed staffing, temporary/contract personnel employment, and workforce solutions. This functional area is comprised of the Technical Resources ("Technical") division and the Administrative and Industrial ("A&I") division. The employees and contractors on assignment are usually on the payroll of the Company for the length of their assignment and are then eligible to be re-assigned to another customer. This functional area also uses employees and subcontractors from other staffing providers ("associate vendors") when necessary. This functional area also provides direct placement services and, upon request from customers, subject to contractual conditions, will allow the customer to convert the temporary employees to full-time customer employees, under negotiated terms. In addition, the Company's Recruitment Process Outsourcing ("RPO") services deliver end-to-end recruitment and hiring outsourced solutions to customers. The Technical division provides skilled employees, such as computer and other IT specialties, engineering, design, life sciences and technical support. The A&I division provides administrative, clerical, office automation, accounting and financial, call center and light industrial personnel. The length of an employee's assignments in the Technical division may be as short as a few weeks but in many cases can last for six to twelve months. Assignments in the A&I division are generally shorter than in the Technical division.

     o E-Procurement Solutions provides global competitively bid human capital acquisition and management solutions by combining web-based tools and business process outsourcing services. The employees and contractors on assignment are usually from associate vendor firms, although at times, Volt recruited contractors may be selected to fill some assignments, but in those cases Volt competes on an equal basis with other unaffiliated firms. The Company receives a fee for managing the process, and the revenue for such services is recognized net of its associated costs. This functional area, which is part of the Technical division, is comprised of the ProcureStaff operation.

     o Information Technology Solutions provides a wide range of services including consulting, outsourcing and turnkey project management in the software and hardware development, IT infrastructure services and customer contact markets. This functional area offers higher margin project-oriented services to its customers and assumes greater responsibility in contrast to the other areas within the segment. This functional area, which is part of the Technical division, is comprised of the VMC Consulting operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Executive Overview--Continued
------------------

     Telecommunications Services: This segment provides a full spectrum of turnkey telecommunications and related services solutions for commercial and government sectors. It designs, engineers, constructs, installs and maintains voice, data, video and utility infrastructure for public and private businesses, military and government agencies. This segment also installs distribution piping for potable and re-use water systems for municipalities.

     Computer Systems: This segment provides directory and operator systems and services primarily for the telecommunications industry and provides IT maintenance services. The segment also sells information service systems to its customers and, in addition, provides an Application Service Provider ("ASP") model which also provides information services, including infrastructure and database content, on a transactional fee basis. It also provides third-party IT and data services to others. This segment is comprised of VoltDelta, Volt Delta International, LSSiDATA and the Maintech computer maintenance division.

     Printing and Other: This segment provides printing services and publishes telephone directories in Uruguay. The telephone directory revenues of this segment are derived from the sales of telephone directory advertising for the books it publishes. The operations of this segment were part of the Telephone Directory segment until the current quarter. In September 2008, the Company sold the net assets of its DataNational and Directory Systems divisions, whose operations for the current and prior fiscal years have been reclassified to Discontinued Operations in these financial statements, with the remainder of the segment being renamed Printing and Other.

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

Several historical seasonal factors usually affect the sales and profits of the Company. The Staffing Services segment's sales and operating profit are always lowest in the Company's first fiscal quarter due to the Thanksgiving, Christmas and New Year holidays, as well as certain customer facilities closing for one to two weeks. During the third and fourth quarters of the fiscal year, this segment benefits from a reduction of payroll taxes when the annual tax contributions for higher salaried employees have been met, and customers increase the use of the Company's administrative and industrial labor during the summer vacation period. Due to the fact that the Company's fiscal year-end is the last Sunday closest to the end of October, periodically its fiscal year is comprised of 53 weeks. Fiscal year 2008 was comprised of 53 weeks.

The demand for the Company's services in all segments, both domestically and in its foreign operations, is dependent upon general economic conditions. The Company's business tends to suffer during economic downturns, such as the current recession. The slowing of the economy during the fourth quarter of fiscal 2008 has adversely affected the Company's revenue and operating profit.

In fiscal 2008, the Company's consolidated net sales totaled $2.4 billion and consolidated segment operating loss totaled $4.5 million. The explanations by segment for fiscal 2008 are detailed below.

Staffing Services: The Staffing Services segment's net sales for fiscal 2008 increased by $72.9 million, or 4%, from the prior year. Since the sales for this segment are substantially related to the number of weeks in the fiscal period, approximately half of the sales increase was related to the extra week in the fiscal year. The operating profit for fiscal 2008 decreased by $13.1 million, or 24%, from fiscal 2007. The decrease in operating profit in fiscal 2008 was due to a goodwill impairment charge of $4.9 million in fiscal 2008, a decrease in gross margin percentage and an increase in overhead, partially offset by the increase in net sales.

Telecommunications Services: The Telecommunications Services segment's sales increased by $52.0 million, or 43%, from the 2007 fiscal year, however, the operating results decreased by $27.6 million. The decrease in operating results for fiscal 2008 was due to a decrease in gross margin percentage and increased overhead costs. In late January 2008, the Company learned that it may not be reimbursed for certain costs estimated and recorded under an installation contract and the increase in operating loss for the year was primarily due to the losses estimated and recorded on this contract. The increase in overhead was predominantly due to increased indirect labor and equipment costs related to this contract. The Company continues to negotiate with the customer in order for it to be reimbursed for disputed billings under this contract. The installation work on this contract is complete.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Executive Overview--Continued
------------------

Computer Systems: The Computer Systems segment's sales increased by $13.4 million, or 7%, from the 2007 fiscal year, while its operating results decreased by $54.4 million, or 172%, in fiscal 2008. The decrease in operating results in fiscal 2008 was due to a goodwill impairment charge of $41.5 million in fiscal 2008, the increased overhead costs as a result of the acquisition of LSSi, which included $1.5 million of severance costs and increased amortization of intangible costs related to the acquisition.

Printing and Other: On September 5, 2008, the Company sold the net assets of its directory systems and services and North American telephone directory publishing operations to Yellow Page Group ("YPG"). The net purchase price of $179.3 million was paid in cash at closing. The transaction included the operations of Volt Directory Systems and DataNational, formerly part of the Telephone Directory segment, but excluded the Uruguayan printing and telephone directory operations, which now comprises this new segment. The results of operations of Volt Directory Systems and DataNational have been classified as discontinued and the prior period results have been reclassified. The Printing and Other segment's sales increased by $4.1 million from the 2007 fiscal year, and its operating profit increased by $0.1 million in fiscal 2008, despite a decrease in the gross margin percentage.

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

Consolidated Results of Operations
----------------------------------

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

In fiscal 2008, consolidated net sales increased by $142.3 million, or 6%, to approximately $2.4 billion, from the prior fiscal year. The increase in the sales for the fiscal year was comprised of increases in Staffing Services of $72.9 million, Telecommunications Services of $52.0 million, Computer Systems of $13.4 million, and Printing and Other of $4.1 million.

Cost of sales increased by $182.0 million, or 9%, to $2.3 billion, and was 94% of sales, in fiscal 2008, as compared to 92% of sales in fiscal 2007. The increase in the cost of sales percentage was primarily due to the losses sustained in the Telecommunications segment in fiscal 2008.

Selling and administrative costs increased by $2.3 million, or 3%, in fiscal 2008 from fiscal 2007, and was 3.8% of sales, as compared to 3.9% in fiscal 2007.

Depreciation and amortization increased by $1.5 million, or 4%, in fiscal 2008 from fiscal 2007, and remained at 1.6% of sales. The increase in depreciation and amortization in the current year compared to fiscal 2007 was attributable to increases in amortization of intangibles in the Computer Systems segment due to acquisitions in fiscal 2007, along with additions of fixed assets in the Computer Systems, Staffing Services and the Telecommunications Services segments, partially offset by a reduction in amortization of the corporate enterprise resource planning system.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2008 (53 WEEKS) COMPARED TO FISCAL 2007 (52 WEEKS)

Consolidated Results of Operations--Continued
----------------------------------

Impairment and restructuring charges totaled $47.9 million in fiscal 2008. Based upon indicators of impairment in the fourth quarter of fiscal 2008, which included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company's business outlook primarily due to the macroeconomic environment, the Company performed an interim impairment test as of November 2, 2008. The Company completed step one of the impairment analysis and concluded that, as of November 2, 2008, the fair value of the Computer Systems and Staffing Services segments were below their respective carrying values including goodwill. Step two of the impairment test was initiated but, due to the time consuming nature, has not been completed. The Company recorded estimates of impairment in the amount of $41.5 million and $4.9 million, in the Computer Systems and Staffing Services segments, respectively as of November 2, 2008. The Company expects to complete the step two analyses in time for the first quarter Form 10-Q filing. The Company recorded no impairment charges in fiscal 2007 or 2006. The restructuring charge of $1.5 million in the Computer Systems segment was due to the reduction of foreign and domestic personnel as a result of the acquisition and integration of LSSi.

The Company reported an operating loss of $40.7 million in the current year, as compared to an operating profit of $50.7 million in fiscal 2007 due to a decrease in segment operating profit of $95.0 million, or 105%, partially offset by a decrease of $3.6 million, or 9%, in general corporate expenses. The decrease in segment operating results, after taking into the effect the write-down of goodwill, was primarily attributable to the decreased operating results of the Computer Systems segment of $54.4 million, the Telecommunications Services segment of $27.6 million and the Staffing Services segment of $13.1 million.

Interest income decreased by $1.4 million, or 23%, in the current year from fiscal 2007 due to lower interest rates and a reduction in premium deposits held by insurance companies.

Other expense decreased by $3.1 million, or 44%, in the current year from fiscal 2007 due to an amended securitization program which resulted in a reduction in securitization fees and an increase in interest expense.

Interest expense increased by $4.0 million, or 111%, in the current year from fiscal 2007 due to additional borrowings used to fund the 2007 acquisitions and the aforementioned amended securitization program.

The income from continuing operations before income taxes decreased by $92.1 million, or 201%, from fiscal 2007 due to the aforementioned factors.

The Company's effective tax benefit on its financial reporting pre-tax loss from continuing operations was 25.7% in fiscal 2008 compared to an effective tax provision rate of 35.5% on its financial reporting pre-tax income in fiscal 2007.

Income from discontinued operations for fiscal 2008 totaled $98.5 million (net of income taxes of $67.1 million) compared to $9.8 million (net of income taxes of $6.7 million) in fiscal 2007. The increase was due to the gain on the sale of the discontinued operation in fiscal 2008.

The net income in fiscal 2008 was $64.2 million compared to a net income of $39.3 million in fiscal 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2008 (53 WEEKS) COMPARED TO FISCAL 2007 (52 WEEKS)--Continued

Results of Operations by Segment
--------------------------------

The following two tables reconcile the operating profit by segment to the consolidated statements of operations for the fiscal year ended November 2, 2008 and October 28, 2007:

                                                      Twelve Months Ended November 2, 2008
                                                      ------------------------------------
                                                               (Dollars in Millions)
                                                      Staffing  Telecommunications  Computer    Printing    Corporate &
                                        Total         Services      Services        Systems     and Other   Eliminations
                                     ----------      ----------     --------       --------      -------     -------
Net sales                            $  2,427.3      $  2,043.8     $  171.7       $  212.7      $  16.9     ($ 17.8)

Direct costs                            1,930.5         1,707.1        133.3           96.9         11.0       (17.8)
Overhead                                  359.7           234.1         57.9           67.7           --          --
                                     ----------      ----------     --------       --------      -------     -------
Cost of sales                           2,290.2         1,941.2        191.2          164.6         11.0       (17.8)

Selling & administrative                   91.3            43.2          0.5            8.9          4.9        33.8
Impairment  and restructuring
    costs                                  47.9             4.9           --           43.0           --          --
Depreciation                               38.6            14.0          2.6           18.9          0.7         2.4
                                     ----------      ----------     --------       --------      -------     -------

Operating (loss) profit                   (40.7)           40.5        (22.6)         (22.7)         0.3       (36.2)
Interest income                             4.8              --           --             --           --         4.8
Other expense, net                         (4.0)             --           --             --           --        (4.0)
Foreign exchange                            1.2              --           --             --           --         1.2
Interest expense                           (7.6)             --           --             --           --        (7.6)
                                     ----------      ----------     --------       --------      -------     -------
(Loss) income from continuing
    operations before minority
    interest and income taxes        ($    46.3)     $     40.5     ($  22.6)      ($  22.7)     $   0.3     ($ 41.8)
                                     ==========      ==========     ========       ========      =======     =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2008 (53 WEEKS) COMPARED TO FISCAL 2007 (52 WEEKS)--Continued

Results of Operations by Segment--Continued
--------------------------------

                                                       Twelve Months Ended October 28, 2007
                                                       ------------------------------------
                                                              (Dollars in Millions)
                                                      Staffing  Telecommunications Computer    Printing   Corporate &
                                       Total          Services      Services       Systems     and Other  Eliminations
                                     ----------      ----------     --------       --------     -------     -------
Net sales                            $  2,285.0      $  1,970.9     $  119.7       $  199.3     $  12.8     ($ 17.7)

Direct costs                            1,810.3         1,641.0         88.6           90.8         7.6       (17.7)
Overhead                                  297.9           221.2         23.8           52.9          --          --
                                     ----------      ----------     --------       --------     -------     -------
Cost of sales                           2,108.2         1,862.2        112.4          143.7         7.6       (17.7)

Selling & administrative                   89.0            42.4          0.4            7.6         4.2        34.4
Depreciation                               37.1            12.7          1.9           16.3         0.8         5.4
                                     ----------      ----------     --------       --------     -------     -------

Operating profit (loss)                    50.7            53.6          5.0           31.7         0.2       (39.8)
Interest income                             6.2              --           --             --          --         6.2
Other expense, net                         (7.1)             --           --             --          --        (7.1)
Foreign exchange                           (0.4)             --           --             --          --        (0.4)
Interest expense                           (3.6)             --           --             --          --        (3.6)
                                     ----------      ----------     --------       --------     -------     -------
Income (loss) from continuing
    operations before minority
    interest and income taxes        $     45.8      $     53.6     $    5.0       $   31.7     $   0.2     ($ 44.7)
                                     ==========      ==========     ========       ========     =======     =======


Staffing Services
-----------------

                                                              Year Ended
                                                              ----------
                                              November 2, 2008          October 28, 2007
                                              ----------------          ----------------
                                                           % of                       % of        Favorable           Favorable
                                                            Net                        Net     (Unfavorable) $      (Unfavorable)
(Dollars in Millions)                      Dollars         Sales       Dollars        Sales         Change           % Change
                                           -------         -----       -------        -----         ------           --------
--------------------------------------- ---------------- ---------- --------------- ---------- ------------------ -----------------
Gross Staffing Sales                         $1,988.4                   $1,922.3                      $66.1              3.4%
--------------------------------------- ---------------- ---------- --------------- ---------- ------------------ -----------------
Managed Service Sales (Gross)                $1,278.4                   $1,212.9                      $65.5              5.4%
--------------------------------------- ---------------- ---------- --------------- ---------- ------------------ -----------------
Net Sales *                                  $2,043.8                   $1,970.9                      $72.9              3.7%
--------------------------------------- ---------------- ---------- --------------- ---------- ------------------ -----------------
Direct Costs                                 $1,707.1       83.5%       $1,641.0       83.3%         ($66.1)            (4.1%)
--------------------------------------- ---------------- ---------- --------------- ---------- ------------------ -----------------
Gross Profit                                   $336.7       16.5%         $329.9       16.7%           $6.8              2.0%
--------------------------------------- ---------------- ---------- --------------- ---------- ------------------ -----------------
Overhead                                       $234.1       11.5%         $221.2       11.2%         ($12.9)            (5.8%)
--------------------------------------- ---------------- ---------- --------------- ---------- ------------------ -----------------
Selling & Administrative                        $43.2        2.1%          $42.4        2.2%          ($0.8)            (1.9%)
--------------------------------------- ---------------- ---------- --------------- ---------- ------------------ -----------------
Impairment & Restructuring                       $4.9        0.2%              -          -           ($4.9)               -
--------------------------------------- ---------------- ---------- --------------- ---------- ------------------ -----------------
Depreciation & Amortization                     $14.0        0.7%          $12.7        0.6%          ($1.3)           (10.4%)
--------------------------------------- ---------------- ---------- --------------- ---------- ------------------ -----------------
Segment Operating Profit                        $40.5        2.0%          $53.6        2.7%         ($13.1)           (24.4%)
--------------------------------------- ---------------- ---------- --------------- ---------- ------------------ -----------------

* Net Sales includes the gross margin on managed service sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2008 (53 WEEKS) COMPARED TO FISCAL 2007 (52 WEEKS)--Continued

Staffing Services--Continued
-----------------

The increase in net sales of the Staffing Services segment in fiscal 2008 from the prior year was comprised of a $80.3 million, or 6%, increase in net Technical sales, partially offset by a decrease of $7.4 million, or 1%, in net A&I sales. Foreign generated net sales for the current year accounted for 7% of total Staffing Services net sales, compared to 6% in fiscal 2007. Foreign sales increased by 23% from the prior year, and on a constant currency basis, foreign sales increased by 22% from fiscal 2007.

The decrease in the segment's operating profit was comprised of a decrease of $15.2 million in the Technical division, partially offset by an increase of $2.1 million in the A&I division. The segment's gross margin percentage decrease was comprised of a reduction of 0.3 percentage points in the Technical division and
0.1 percentage points in the A&I division. The overhead percentages increased by
0.5 percentage points in the Technical division and decreased by 0.2 percentage points in A&I.

                                                            Year Ended
                                                            ----------
                                             November 2, 2008          October 28, 2007
                                             ----------------          ----------------
Technical Resources                                        % of                       % of         Favorable          Favorable
Division                                                    Net                        Net     (Unfavorable) $      (Unfavorable)
 (Dollars in Millions)                     Dollars         Sales       Dollars        Sales         Change            % Change
                                           -------         -----       -------        -----         ------            --------
-------------------------------------- ----------------- ---------- --------------- ---------- ------------------ -----------------
Gross Sales                                 $2,621.9                   $2,480.9                      $141.0              5.7%
-------------------------------------- ----------------- ---------- --------------- ---------- ------------------ -----------------
Net Sales *                                 $1,425.5                   $1,345.2                       $80.3              6.0%
-------------------------------------- ----------------- ---------- --------------- ---------- ------------------ -----------------
Direct Costs                                $1,192.1        83.6%      $1,120.1        83.3%         ($72.0)            (6.5%)
-------------------------------------- ----------------- ---------- --------------- ---------- ------------------ -----------------
Gross Profit                                  $233.4        16.4%        $225.1        16.7%           $8.3              3.7%
-------------------------------------- ----------------- ---------- --------------- ---------- ------------------ -----------------
Overhead                                      $153.6        10.8%        $138.6        10.3%         ($15.0)           (10.9%)
-------------------------------------- ----------------- ---------- --------------- ---------- ------------------ -----------------
Selling & Administrative                       $31.3         2.2%         $29.4         2.2%          ($1.9)            (6.5%)
-------------------------------------- ----------------- ---------- --------------- ---------- ------------------ -----------------
Impairment & Restructuring                      $4.9         0.3%             -           -           ($4.9)               -
-------------------------------------- ----------------- ---------- --------------- ---------- ------------------ -----------------
Depreciation & Amortization                    $11.5         0.8%          $9.8         0.7%          ($1.7)           (16.2%)
-------------------------------------- ----------------- ---------- --------------- ---------- ------------------ -----------------
Division Operating Profit                      $32.1         2.3%         $47.3         3.5%         ($15.2)           (32.2%)
-------------------------------------- ----------------- ---------- --------------- ---------- ------------------ -----------------

* Net Sales includes the gross margin on managed service sales.

The Technical division's increase in gross sales in fiscal 2008 from the prior year included increases of approximately $26 million of sales to new customers, or customers with substantial increased business, as well as $124 million attributable to net increases in sales to continuing customers. This was partially offset by sales decreases of approximately $9 million from customers whose business with the Company either ceased or was substantially lower than in fiscal 2007. The division's increase in net sales in the current year as compared to the prior year was comprised of a $64.0 million, or 5%, increase in traditional alternative staffing, a $9.1 million, or 7%, increase in higher margin VMC Consulting project management and consulting sales, and a $7.2 million, or 17%, increase in net managed service associate vendor sales. Included in the increase in traditional alternative staffing sales for the year was a 23% increase in permanent placement and RPO sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2008 (53 WEEKS) COMPARED TO FISCAL 2007 (52 WEEKS)--Continued

Results of Operations by Segment--Continued
--------------------------------

Staffing Services--Continued
-----------------

The decrease in the operating profit was the result of an impairment charge, the decrease in the gross margin percentage, the increase in overhead in dollars and as a percentage of net sales, partially offset by the increase in net sales. Based upon indicators of impairment in the fourth quarter of fiscal 2008, which included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company's business outlook primarily due to the macroeconomic environment, the Company performed an interim impairment test at of November 2, 2008. The Company completed step one of the impairment analysis and concluded that, as of November 2, 2008, the fair value of the Staffing Services segment was below their carrying value including goodwill. Step two of the impairment test was initiated but, due to the time consuming nature, has not been completed. The Company recorded an estimate of impairment in the amount of $4.9 million as of November 2, 2008. The Company expects to complete the step two analyses in time for the first quarter Form 10-Q filing. The Company recorded no impairment charges in fiscal 2007 or 2006. The decrease in gross margins was primarily due to VMC Consulting, with losses on two large projects offset by the completion in early fiscal 2008 of a project that was highly profitable in fiscal 2007. The segment's decreased gross margins were partially offset by an increase in higher margin permanent placement sales.

The increase in overhead percentage in fiscal 2008 was a result of an average increase in overhead staff levels of 5%, including VMC startup costs for new projects, and costs related to new foreign operations, partially offset by a reduction of $2.0 million in health insurance costs due to improved claims experience.

                                                              Year Ended
                                                              ----------
                                             November 2, 2008            October 28, 2007
                                             ----------------            ----------------
Administrative &                                            % of                        % of          Favorable          Favorable
Industrial Division                                         Net                          Net      (Unfavorable) $      (Unfavorable)
 (Dollars in Millions)                     Dollars         Sales        Dollars         Sales          Change            % Change
                                           -------         -----        -------         -----          ------            --------
-------------------------------------- ----------------- ----------- --------------- ------------ ------------------ --------------
Gross Sales                                  $644.9                        $654.3                        ($9.4)            (1.5%)
-------------------------------------- ----------------- ----------- --------------- ------------ ------------------ --------------
Net Sales *                                  $618.3                        $625.7                        ($7.4)            (1.1%)
-------------------------------------- ----------------- ----------- --------------- ------------ ------------------ --------------
Direct Costs                                 $515.0           83.3%        $520.9        83.2%            $5.9              1.2%
-------------------------------------- ----------------- ----------- --------------- ------------ ------------------ --------------
Gross Profit                                 $103.3           16.7%        $104.8        16.8%           ($1.5)            (1.4%)
-------------------------------------- ----------------- ----------- --------------- ------------ ------------------ --------------
Overhead                                      $80.5           13.0%         $82.6        13.2%            $2.1              2.6%
-------------------------------------- ----------------- ----------- --------------- ------------ ------------------ --------------
Selling & Administrative                      $11.9            1.9%         $13.0         2.1%            $1.1              8.9%
-------------------------------------- ----------------- ----------- --------------- ------------ ------------------ --------------
Depreciation & Amortization                    $2.5            0.4%          $2.9         0.5%            $0.4              9.6%
-------------------------------------- ----------------- ----------- --------------- ------------ ------------------ --------------
Division Operating Profit                      $8.4            1.4%          $6.3         1.0%            $2.1             34.3%
-------------------------------------- ----------------- ----------- --------------- ------------ ------------------ --------------

* Net Sales includes the gross margin on managed service sales.

The A&I division's decrease in gross sales in fiscal 2008 from the prior year included a decline of approximately $17 million of sales to customers whose business with the Company either ceased or was substantially reduced in the current year, as well as $26 million attributable to net decreases in sales to continuing customers. This was partially offset by growth of $33 million from new customers, or customers whose business with the Company in the prior year was substantially below the current year's volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2008 (53 WEEKS) COMPARED TO FISCAL 2007 (52 WEEKS)--Continued

Results of Operations by Segment--Continued
--------------------------------

Staffing Services--Continued
-----------------

The increase in operating profit was the result of the decrease in overhead and selling and administrative costs in dollars and as a percentage of sales, partially offset by the decrease in net sales. The gross margin remained approximately the same, with a reduction of 0.3 percentage points in workers' compensation costs as a percentage of direct labor resulting from improvements in claims experience and the regulatory environment in several states, a 0.3 percentage point reduction in payroll taxes as a percentage of direct labor, offset by a decrease in permanent placement and RPO sales. The decrease in overhead costs was primarily due to a reduction in commissions related to the decrease in permanent placement sales. The division is focused on reducing overhead costs to compensate for lower sales. In fiscal 2008, the division closed underperforming branches, and in the last fiscal year, overhead staff levels have been reduced by an average of 3%.

Although the markets for the segment's services include a broad range of industries throughout North America, Europe, Asia/Pacific and Latin America, general economic difficulties in specific geographic areas or industrial sectors have in the past and could in the future affect the profitability of the segment. Much of the segment's business is obtained through submission of competitive proposals for staffing services and other contracts which are frequently re-bid after expiration. Many of this segment's long-term contracts contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract, and generally do not provide for a minimum amount of work to be awarded to the segment. While the Company has historically secured new contracts and believes it can secure renewals and/or extensions of most of these contracts, some of which are material to this segment, and obtain new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the Company on satisfactory terms.

Telecommunications Services
---------------------------

                                                               Year Ended
                                                               ----------
                                            November 2, 2008                October 28, 2007
                                            ----------------                ----------------
                                                         % of                         % of          Favorable          Favorable
                                                          Net                          Net       (Unfavorable) $     (Unfavorable)
(Dollars in Millions)                  Dollars           Sales        Dollars         Sales           Change           % Change
                                       -------           -----        -------         -----           ------           --------
----------------------------------- ---------------- -------------- -------------- ------------ ------------------- ---------------
Net Sales                                 $171.7                          $119.7                       $52.0              43.4%
----------------------------------- ---------------- -------------- -------------- ------------ ------------------- ---------------
Direct Costs                              $133.3             77.6%         $88.6      74.0%           ($44.7)            (50.4%)
----------------------------------- ---------------- -------------- -------------- ------------ ------------------- ---------------
Gross Profit                               $38.4             22.4%         $31.1      26.0%             $7.3              23.4%
----------------------------------- ---------------- -------------- -------------- ------------ ------------------- ---------------
Overhead                                   $57.9             33.8%         $23.8      19.9%           ($34.1)           (143.9%)
----------------------------------- ---------------- -------------- -------------- ------------ ------------------- ---------------
Selling & Administrative                    $0.5              0.3%          $0.4       0.3%            ($0.1)            (35.5%)
----------------------------------- ---------------- -------------- -------------- ------------ ------------------- ---------------
Depreciation & Amortization                 $2.6              1.5%          $1.9       1.6%            ($0.7)            (31.2%)
----------------------------------- ---------------- -------------- -------------- ------------ ------------------- ---------------
Segment Operating (Loss) Profit           ($22.6)           (13.2%)         $5.0       4.2%           ($27.6)           (554.9%)
----------------------------------- ---------------- -------------- -------------- ------------ ------------------- ---------------

The Telecommunications Services segment's sales increase in fiscal 2008 from the prior year was comprised of an increase of $54.1 million, or 73%, in the Construction and Engineering division, partially offset by a decrease of $2.1 million, or 5%, in the non-construction divisions. The sales increase in the Construction and Engineering division in the current year was due to a large on-going fiber optic contract which ramped up in the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2008 (53 WEEKS) COMPARED TO FISCAL 2007 (52 WEEKS)

Results of Operations by Segment--Continued
--------------------------------

Telecommunications Services-- Continued
---------------------------

latter half of fiscal 2007 and the recognition of revenue in fiscal 2008 for several large utility and government contracts accounted for using the percentage-of-completion method of accounting. The sales decrease in the non-construction divisions was primarily due to net reduced volumes with existing customers. The segment's sales backlog at the end of fiscal 2008 approximated $33 million, as compared to a backlog of approximately $84 million at the end of fiscal 2007.

The decreased operating results for fiscal 2008 were due to the decreased gross margin percentage and the increase in overhead in dollars and as a percentage of sales. In late January 2008, the Company learned that it may not be reimbursed for certain costs estimated and recorded under an installation contract and the reduction in gross margin for fiscal 2008 is primarily due to the estimated losses projected on this contract. The installation work on this contract is complete. The Company continues to negotiate with the customer to be reimbursed for disputed billings under the contract. The increased overhead for fiscal 2008 was incurred to support the increased sales volume and the additional costs required to be expended on the aforementioned contract to substantially complete the work and resolve open issues with the customer. The Company also accrued costs related to a number of purported class actions brought by current and former employees working in California alleging various violations of California law.

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

Computer Systems
----------------

                                                           Year Ended
                                                           ----------
                                         November 2, 2008            October 28, 2007
                                         ----------------            ----------------
                                                        % of                        % of         Favorable           Favorable
                                                        Net                          Net      (Unfavorable) $      (Unfavorable)
(Dollars in Millions)                 Dollars          Sales        Dollars         Sales          Change            % Change
                                      -------          -----        -------         -----          ------            --------
---------------------------------- ---------------- ------------- -------------- ------------ ------------------ -----------------
Sales (Net)                              $212.7                         $199.3                       $13.4              6.7%
---------------------------------- ---------------- ------------- -------------- ------------ ------------------ -----------------
Direct Costs                              $96.9        45.5%             $90.8      45.6%            ($6.1)            (6.7%)
---------------------------------- ---------------- ------------- -------------- ------------ ------------------ -----------------
Gross Profit                             $115.8        54.5%            $108.5      54.4%             $7.3              6.7%
---------------------------------- ---------------- ------------- -------------- ------------ ------------------ -----------------
Overhead                                  $67.7        31.9%             $52.9      26.5%           ($14.8)           (28.0%)
---------------------------------- ---------------- ------------- -------------- ------------ ------------------ -----------------
Selling & Administrative                   $8.9         4.2%              $7.6       3.8%            ($1.3)           (17.3%)
---------------------------------- ---------------- ------------- -------------- ------------ ------------------ -----------------
Impairment & Restructuring                $43.0        20.2%                 -         -            ($43.0)               -
---------------------------------- ---------------- ------------- -------------- ------------ ------------------ -----------------
Depreciation & Amortization               $18.9         8.9%             $16.3       8.2%            ($2.6)           (15.8%)
---------------------------------- ---------------- ------------- -------------- ------------ ------------------ -----------------
Segment Operating (Loss) Profit          ($22.7)      (10.7%)            $31.7      15.9%           ($54.4)          (171.7%)
---------------------------------- ---------------- ------------- -------------- ------------ ------------------ -----------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2008 (53 WEEKS) COMPARED TO FISCAL 2007 (52 WEEKS)--Continued

Results of Operations by Segment--Continued
--------------------------------

Computer Systems--Continued
----------------

The Computer Systems segment's sales increase in fiscal 2008 from the prior year was comprised of increases of $11.0 million, or 19%, in the Maintech division's IT maintenance sales, $10.1 million, or 17%, in the database access transaction fee revenue, including ASP directory assistance, partially offset by a decrease in projects and other sales of $7.7 million, or 9%. The increase in transaction fee revenue for fiscal 2008 included $21.3 million from the LSSi operations (enterprise data transactions) acquired in September 2007. The remaining transaction fee revenue from telco and non-telco customers reflected a decrease from existing customers of $11.2 million, or 20%, from the prior fiscal year. This decrease was primarily due to a reduction of such services to a major customer as the customer agreement transitions to a fixed monthly fee model from a variable transaction-based pricing model. The $8 million reduction in non-LSSi sales in fiscal 2008 from the prior fiscal year included decreases of approximately $12 million of sales from customers whose business with the Company either ceased or was substantially lower than in fiscal 2007, as well as $4 million attributable to net decreases in sales to continuing customers. This was partially offset by sales increases of approximately $8 million to new customers, or customers with substantial increased business.

The segment's decreased operating results were due to the impairment and restructuring charges, the increase in overhead, selling and administrative expenses and depreciation and amortization in dollars and as a percentage of sales, partially offset by the increase in sales. Based upon indicators of impairment in the fourth quarter of fiscal 2008, which included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company's business outlook primarily due to the macroeconomic environment, the Company performed an interim impairment test as of November 2, 2008. The Company completed step one of the impairment analysis and concluded that, as of November 2, 2008, the fair value of the Computer Systems segment was below their respective carrying value including goodwill. Step two of the impairment test was initiated but, due to the time consuming nature, has not been completed. The Company recorded an estimate of impairment in the amount of $41.5 million as of November 2, 2008. The Company expects to complete the step two analyses in time for the first quarter Form 10-Q filing. The Company recorded no impairment charges in fiscal 2007 or 2006. The restructuring charge of $1.5 million in the Computer Systems segment was due to the reduction of foreign and domestic personnel as a result of the acquisition and integration of LSSi. The increased overhead and selling and administrative expenses included a $10.1 million increase due to the inclusion in the current period of the LSSi operations for a full year. The increased depreciation and amortization was due to the amortization of intangibles related to the LSSi acquisition.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2008 (53 WEEKS) COMPARED TO FISCAL 2007 (52 WEEKS)--Continued

Results of Operations by Segment--Continued
--------------------------------

Printing and Other--Continued
------------------

Printing and Other
------------------

                                                     Twelve Months Ended
                                                     -------------------
                                          November 2, 2008            October 28, 2007
                                          ----------------            ----------------
                                                        % of                        % of         Favorable           Favorable
                                                        Net                          Net      (Unfavorable) $      (Unfavorable)
(Dollars in Millions)                   Dollars        Sales        Dollars         Sales          Change            % Change
                                        -------        -----        -------         -----          ------            --------
---------------------------------------------------------------------------------------------------------------------------------
Net Sales                                  $16.9                    $12.8                           $4.1            32.4%
---------------------------------------------------------------------------------------------------------------------------------
Direct Costs                               $11.0       64.9%         $7.6         59.6%            ($3.4)          (44.4%)
---------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                $5.9       35.1%         $5.2         40.4%             $0.7            15.0%
---------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                    $4.9       28.7%         $4.2         32.8%            ($0.7)          (15.8%)
---------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                 $0.7        4.6%         $0.8          6.0%             $0.1               -
---------------------------------------------------------------------------------------------------------------------------------
Segment Operating Profit                    $0.3        1.8%         $0.2          1.6%             $0.1            46.4%
---------------------------------------------------------------------------------------------------------------------------------

On September 5, 2008, the Company sold the net assets of its directory systems and services and North American telephone directory publishing operations to Yellow Page Group. The net purchase price of $179.3 million was paid in cash at closing.

The transaction included the operations of Volt Directory Systems and DataNational, formerly part of the Telephone Directory segment, but excluded the Uruguayan printing and telephone directory operations, which now comprise this new segment, Printing and Other. The results of operations of Volt Directory Systems and DataNational have been classified as discontinued operations, and the prior period results have been reclassified.

The Printing and Other segment's sales increase in fiscal 2008 was comprised of an increase of $4.6 million, or 61%, in printing sales, partially offset by a decrease of $0.5, or 9%, in telephone directory publishing sales. The increase in printing sales included $4.0 million of sales to new customers. The decrease in telephone directory publishing sales was due to the timing of the delivery of the directories.

The increase in the operating profit in fiscal 2008 was due to the sales increase, the decrease in selling and administrative costs and depreciation as a percentage of sales, partially offset by the decreased gross margin percentage. The decrease in gross margin percentage was due to a reduction in the higher margin directory sales and an increase in the less profitable printing sales as compared to fiscal 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2008 (53 WEEKS) COMPARED TO FISCAL 2007 (52 WEEKS)--Continued

Discontinued Operations
-----------------------

                                                      Twelve Months Ended
                                                      -------------------
                                        November 2, 2008           October 28, 2007
                                        -----------------          ----------------
                                                     % of                        % of         Favorable           Favorable
                                                     Net                          Net      (Unfavorable) $      (Unfavorable)
(Dollars in Millions)                   Dollars     Sales        Dollars         Sales          Change            % Change
                                        -------     -----        -------         -----          ------            --------
---------------------------------------------------------------------------------------------------------------------------------
Net Sales                                 $54.1                  $73.0                          ($18.9)           (25.9%)
---------------------------------------------------------------------------------------------------------------------------------
Direct Costs                              $25.4     46.9%        $34.1           46.7%            $8.7             25.5%
---------------------------------------------------------------------------------------------------------------------------------
Gross Profit                              $28.7     53.1%        $38.9           53.3%          ($10.2)           (26.2%)
---------------------------------------------------------------------------------------------------------------------------------
Overhead                                   $5.9     10.9%         $7.3           10.0%            $1.4             19.2%
---------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                  $12.3     22.7%        $13.5           18.6%            $1.2              9.6%
---------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                $1.0      1.9%         $1.2            1.6%            $0.2             16.7%
---------------------------------------------------------------------------------------------------------------------------------
Other Income                              ($0.3)    (0.6%)       ($0.4)          (0.6%)           $0.1             25.0%
---------------------------------------------------------------------------------------------------------------------------------
Discontinued  Segment Income               $9.2     17.0%        $16.5           22.5%           ($7.3)           (44.1%)
---------------------------------------------------------------------------------------------------------------------------------
Pretax Gain on Sale of
  Discontinued Operations                $156.4                     -
---------------------------------------------------------------------------------------------------------------------------------
Income Tax Provision                      $67.1                   $6.7
---------------------------------------------------------------------------------------------------------------------------------
Gain from Discontinued
     Operations                           $98.5                   $9.8
---------------------------------------------------------------------------------------------------------------------------------

As described above, with the sale of the Volt Directory Systems and DataNational operations in September 2008, the results of their operations for the current and comparable fiscal periods have been reclassified from their previously reported Telephone Directory segment into Discontinued Operations. Their sales and costs for the two periods have been reclassified in the Company's Statement of Operations to Discontinued Operations. The gross components of their operations are reflected in the table above.

The components of the sales decrease for fiscal 2008 from fiscal 2007 were decreases of $15.0 million in the DataNational community telephone directory publishing sales and $3.9 million in production and other sales.

The decrease in the segment's operating profit from the comparable twelve months of fiscal 2007 was primarily the result of the sales decrease, partially offset by decreases in overhead and selling and administrative costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2008 (53 WEEKS) COMPARED TO FISCAL 2007 (52 WEEKS)--Continued

General Corporate Expenses and Other Income (Expense)
-----------------------------------------------------

                                                         Year Ended
                                                         ----------
                                        November 2, 2008             October 28, 2007
                                        ----------------             ----------------
                                                     % of                      % of         Favorable        Favorable
                                                     Net                        Net      (Unfavorable) $   (Unfavorable)
(Dollars in Millions)                   Dollars     Sales        Dollars       Sales          Change         % Change
                                        -------     -----        -------       -----          ------         --------
-----------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                 $33.8       1.4%         $34.4        1.5%           $0.6              2.1%
-----------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization               $2.4       0.1%          $5.4        0.2%           $3.0             55.4%
-----------------------------------------------------------------------------------------------------------------------------
Interest Income                           $4.8       0.2%          $6.2        0.3%          ($1.4)           (22.6%)
-----------------------------------------------------------------------------------------------------------------------------
Other Expense                            ($4.0)     (0.2%)        ($7.1)      (0.3%)          $3.1             43.7%
-----------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Gain (Loss)              $1.2         -          ($0.4)         -            $1.6            374.3%
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense                         ($7.6)     (0.3%)        ($3.6)      (0.2%)         ($4.0)          (111.1%)
-----------------------------------------------------------------------------------------------------------------------------

The changes in other items affecting the results of operations for fiscal 2008 as compared to the prior year, discussed on a consolidated basis, were:

The decrease in selling and administrative expenses in fiscal 2008 from the prior year was primarily the result of decreased labor costs, equipment rental and communications costs, partially offset by increased consulting and professional fees.

The decrease in depreciation and amortization for fiscal 2008 from the prior year was due to portions of the corporate enterprise resource planning system becoming fully amortized.

The decrease in interest income was due to lower interest rates and a reduction in premium deposits held by insurance companies.

The decrease in other expense was primarily due to an amended securitization program which resulted in a reduction in securitization fees and an increase in interest expenses.

The foreign exchange gain in fiscal 2008 was primarily attributable to a gain recognized on the exercise of a foreign exchange contract.

Interest expense increased due to additional borrowings used to fund 2007 acquisitions and the aforementioned amendment to the securitization program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006

Consolidated Results of Operations
----------------------------------

In fiscal 2007, consolidated net sales increased by $14.8 million, or 1%, to approximately $2.3 billion, from the prior fiscal year. The increase in the sales for the fiscal year was comprised of increases in Computer Systems $11.4 million, Printing and Other of $1.6 million and Telecommunications Services of $0.8 million, partially offset by a decrease in Staffing Services of $1.3 million.

Cost of sales decreased by $4.3 million, or 0.2%, to $2.1 billion, and was 92% of sales, in fiscal 2007, as compared to 93% of sales in fiscal 2006.

Selling and administrative costs increased by $5.6 million, or 7%, in fiscal 2007 from fiscal 2006, and was 3.9% of sales, as compared to 3.7% in fiscal 2006.

Depreciation and amortization increased by $3.4 million, or 10%, in fiscal 2007 from fiscal 2006, and was 1.6% of sales, as compared to 1.5% in fiscal 2006. The increase in depreciation and amortization in the current year compared to fiscal 2006 was attributable to increases in amortization of intangibles in the Computer Systems segment due to acquisitions in fiscal 2006 and 2007, along with additions of fixed assets in the Staffing Services and Computer Systems segments.

The Company reported an operating profit of $50.7 million in the fiscal 2007, as compared to $40.6 million in fiscal 2006 due to an increase in segment operating profit of $6.6 million, or 8%, along with a decrease of $3.5 million, or 8%, in general corporate expenses. The increase in segment operating profit was primarily attributable to the improved operating results of the Telecommunications Services segment of $6.2 million, the Computer Systems segment of $3.3 million and the Printing and Other segment of $2.3 million, partially offset by the decreased operating profit of the Staffing Services segment of $5.2 million.

Interest income increased by $3.0 million, or 96%, in fiscal 2007 due to higher interest rates, as well as interest earned on premium deposits held by insurance companies.

Other expense decreased by $0.4 million, or 5%, in the fiscal 2007 due to a decrease in securitization fees due to a decrease in the amount of accounts receivable sold under the Company's Securitization Program.

Interest expense increased by $1.8 million, or 99%, in fiscal 2007 due to additional borrowings used to fund acquisitions.

Income from continuing operations before minority interest and income taxes for fiscal 2007 totaled $45.8 million compared to $34.0 million in fiscal 2006.

The Company's effective tax rate on its financial reporting pre-tax income was 35.5% in fiscal 2007 compared to 38.0% in fiscal 2006.

The net income in fiscal 2007 was $39.3 million compared to $30.7 million in fiscal 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006--Continued

Results of Operations by Segment
--------------------------------

The following two tables reconcile the operating profit by segment to the consolidated statements of operations for the twelve months ended October 28, 2007 and October 29, 2006:

                                                       Twelve Months Ended October 28, 2007
                                                       ------------------------------------
                                                                (Dollars in Millions)
                                                  Staffing       Telecommunications       Computer      Printing     Corporate &
                                     Total        Services            Services             Systems      and Other    Eliminations
                                   --------        --------           -------             --------       -------       -------
Net sales                          $2,285.0        $1,970.9            $119.7               $199.3         $12.8        ($17.7)

Direct costs                        1,810.3         1,641.0              88.6                 90.8           7.6         (17.7)
Overhead                              297.9           221.2              23.8                 52.9             -             -
                                   --------        --------           -------             --------       -------       -------
Cost of sales                       2,108.2         1,862.2             112.4                143.7           7.6         (17.7)

Selling & administrative               89.0            42.4               0.4                  7.6           4.2          34.4
Depreciation                           37.1            12.7               1.9                 16.3           0.8           5.4
                                   --------        --------           -------             --------       -------       -------

Operating profit (loss)                50.7            53.6               5.0                 31.7           0.2         (39.8)
Interest income                         6.2               -                -                     -             -           6.2
Other expense, net                     (7.1)              -                -                     -             -          (7.1)
Foreign exchange                       (0.4)              -                -                     -             -          (0.4)
Interest expense                       (3.6)              -                -                     -             -          (3.6)
                                   --------        --------           -------             --------       -------       -------
Income (loss) from continuing
    operations before minority
    interest and income taxes         $45.8           $53.6              $5.0                $31.7          $0.2        ($44.7)
                                   ========        ========           =======               ========     =======       =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006--Continued

Results of Operations by Segment
--------------------------------

                                                   Twelve Months Ended October 29, 2006
                                                   ------------------------------------
                                                              (Dollars in Millions)
                                                   Staffing      Telecommunications       Computer      Printing     Corporate &
                                      Total        Services           Services             Systems      and Other     Eliminations
                                    -------        --------           -------              -------       -------       --------
Net sales                          $2,270.2        $1,972.2            $118.9               $187.9         $11.2         ($20.0)

Direct costs                        1,829.3         1,656.8              93.6                 90.7           8.2          (20.0)
Overhead                              283.2           208.0              24.7                 49.8           0.7              -
                                    -------        --------           -------              -------       -------       --------
Cost of sales                       2,112.5         1,864.8             118.3                140.5           8.9          (20.0)

Selling & administrative               83.4            36.6               0.3                  5.7           3.7           37.1
Depreciation                           33.7            12.0               1.5                 13.3           0.7            6.2
                                    -------        --------           -------              -------       -------       --------

Operating profit (loss)                40.6            58.8              (1.2)                28.4          (2.1)         (43.3)
Interest income                         3.2               -                -                     -             -            3.2
Other expense, net                     (7.5)              -                -                     -             -           (7.5)
Foreign exchange                       (0.5)              -                -                     -             -           (0.5)
Interest expense                       (1.8)              -                -                     -             -           (1.8)
                                    -------        --------           -------              -------       -------       --------
Income (loss) from continuing
    operations before
    minority interest and
    income taxes                      $34.0           $58.8             ($1.2)               $28.4         ($2.1)        ($49.9)
                                    =======        ========           =======              =======       =======       ========

Staffing Services
-----------------

                                                              Year Ended
                                                              ----------
                                             October 28, 2007             October 29, 2006
                                             ----------------             ----------------
                                                             % of                       % of        Favorable           Favorable
                                                             Net                         Net     (Unfavorable) $      (Unfavorable)
(Dollars in Millions)                       Dollars         Sales        Dollars        Sales         Change           % Change
                                            -------         -----        -------        -----         ------           --------
----------------------------------------- -------------- ------------- -------------- ---------- ------------------ ---------------
Gross Staffing Sales                           $1,922.3                    $1,915.7                      $6.6              0.4%
----------------------------------------- -------------- ------------- -------------- ---------- ------------------ ---------------
Managed Service Sales (Gross)                  $1,212.9                    $1,109.3                    $103.6              9.3%
----------------------------------------- -------------- ------------- -------------- ---------- ------------------ ---------------
Net Sales *                                    $1,970.9                    $1,972.2                     ($1.3)            (0.1%)
----------------------------------------- -------------- ------------- -------------- ---------- ------------------ ---------------
Direct Costs                                   $1,641.0     83.3%          $1,656.8      84.0%          $15.8              1.0%
----------------------------------------- -------------- ------------- -------------- ---------- ------------------ ---------------
Gross Profit                                     $329.9     16.7%            $315.4      16.0%          $14.5              4.6%
----------------------------------------- -------------- ------------- -------------- ---------- ------------------ ---------------
Overhead                                         $221.2     11.2%            $208.0      10.5%         ($13.2)            (6.3%)
----------------------------------------- -------------- ------------- -------------- ---------- ------------------ ---------------
Selling & Administrative                          $42.4      2.2%             $36.6       1.9%          ($5.8)           (15.9%)
----------------------------------------- -------------- ------------- -------------- ---------- ------------------ ---------------
Depreciation & Amortization                       $12.7      0.6%             $12.0       0.6%          ($0.7)            (5.6%)
----------------------------------------- -------------- ------------- -------------- ---------- ------------------ ---------------
Segment Operating Profit                          $53.6      2.7%             $58.8       3.0%          ($5.2)            (8.8%)
----------------------------------------- -------------- ------------- -------------- ---------- ------------------ ---------------

* Net Sales includes the gross margin on managed service sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006--Continued

Results of Operations by Segment-Continued
--------------------------------

The decrease in net sales of the Staffing Services segment in fiscal 2007 from the prior year was comprised of a decrease of $63.5 million, or 9%, in net A&I sales, substantially offset by an increase of $62.2 million, or 5%, in net Technical sales. Foreign generated net sales for the current year increased by 28% from the prior year, and accounted for 6% of total Staffing Services net sales for the current year. On a constant currency basis, foreign sales increased by 20% from fiscal 2006.

The decrease in operating profit was due to the increase in overhead in dollars and as a percentage of sales, partially offset by the increase in gross margin percentage. The increased gross margin percentage was due to a 0.4 percentage point reduction in workers' compensation costs as a percentage of direct labor resulting from improvements in claims experience and the regulatory environment in several states, a 0.5 percentage point reduction in payroll taxes as a percentage of direct labor, and an increase in higher margin permanent placement and RPO business. In fiscal 2007, permanent placement and RPO sales represented 2% of the segment's net sales compared to 1% in the prior year. The increase in overhead percentage was due to a reduction of $4.2 million in fiscal 2006 in general liability costs due to retrospective adjustments related to the division's positive claims experience, along with the slight sales decline and costs associated with the higher margin permanent placement and RPO sales in fiscal 2007. The segment is focused on reducing overhead costs to compensate for lower sales.

                                                             Year Ended
                                                             ----------
                                             October 28, 2007          October 29, 2006
                                             ----------------          ----------------
Technical Resources                                        % of                       % of         Favorable          Favorable
Division                                                    Net                        Net     (Unfavorable) $      (Unfavorable)
 (Dollars in Millions)                      Dollars        Sales       Dollars        Sales         Change            % Change
                                            -------        -----       -------        -----         ------            --------
----------------------------------------- -------------- ---------- --------------- ---------- ------------------ -----------------
Gross Sales                                   $2,480.9                $2,306.6                      $174.3              7.6%
----------------------------------------- -------------- ---------- --------------- ---------- ------------------ -----------------
Net Sales *                                   $1,345.2                $1,283.0                       $62.2              4.8%
----------------------------------------- -------------- ---------- --------------- ---------- ------------------ -----------------
Direct Costs                                  $1,120.1       83.3%    $1,073.2         83.6%        ($46.9)            (4.4%)
----------------------------------------- -------------- ---------- --------------- ---------- ------------------ -----------------
Gross Profit                                    $225.1       16.7%      $209.8         16.4%         $15.3              7.2%
----------------------------------------- -------------- ---------- --------------- ---------- ------------------ -----------------
Overhead                                        $138.6       10.3%      $126.8          9.9%        ($11.8)            (9.2%)
----------------------------------------- -------------- ---------- --------------- ---------- ------------------ -----------------
Selling & Administrative                         $29.4        2.2%       $24.4          1.9%         ($5.0)           (20.5%)
----------------------------------------- -------------- ---------- --------------- ---------- ------------------ -----------------
Depreciation & Amortization                       $9.8        0.7%        $9.1          0.7%         ($0.7)            (7.9%)
----------------------------------------- -------------- ---------- --------------- ---------- ------------------ -----------------
Division Operating Profit                        $47.3        3.5%       $49.5          3.9%         ($2.2)            (4.5%)
----------------------------------------- -------------- ---------- --------------- ---------- ------------------ -----------------

* Net Sales includes the gross margin on managed service sales.

The Technical division's increase in gross sales in fiscal 2007 from the prior year included increases of approximately $81 million of sales to new customers, or customers with substantial increased business, as well as $113 million attributable to net increases in sales to continuing customers. This was partially offset by sales decreases of approximately $20 million from customers whose business with the Company either ceased or was substantially lower than in fiscal 2006. The Technical division's increase in net sales in the current year as compared to the prior year was comprised of a $58.7 million, or 5%, increase in traditional alternative staffing and a $12.1 million, or 10%, increase in higher margin VMC Consulting project management and consulting sales, partially offset by a decrease of $8.6 million, or 17%, in net managed service associate vendor sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006--Continued

Results of Operations by Segment--Continued
--------------------------------

Staffing Services--Continued
-----------------

The decrease in the operating profit was the result of the increase in overhead in dollars and as a percentage of net sales, partially offset by the increases in net sales and gross margin. The increase in gross margin was due to the increase in the higher margin project sales of VMC Consulting, a combined 0.5 percentage reduction in payroll taxes and workers' compensation costs as a percentage of direct labor, together with an increase in higher margin permanent placement and RPO business. The increase in overhead percentage in fiscal 2007 was a result of a reduction of $2.6 million in fiscal 2006 in general liability insurance costs due to retrospective adjustments related to the division's positive claims experience, the fiscal 2007 sales growth that was less than expected, along with the costs associated with the higher margin permanent placement and RPO sales in 2007.

                                                             Year Ended
                                                             ----------
                                             October 28, 2007          October 29, 2006
                                             ----------------          ----------------
Administrative &                                           % of                        % of         Favorable          Favorable
Industrial Division                                         Net                        Net       (Unfavorable) $     (Unfavorable)
 (Dollars in Millions)                      Dollars        Sales       Dollars        Sales           Change           % Change
                                            -------        -----       -------        -----           ------           --------
----------------------------------------- -------------- ---------- --------------- ----------- ------------------- --------------
Gross Sales                                     $654.3                    $718.4                      ($64.1)             (8.9%)
----------------------------------------- -------------- ---------- --------------- ----------- ------------------- --------------
Net Sales *                                     $625.7                    $689.2                      ($63.5)             (9.2%)
----------------------------------------- -------------- ---------- --------------- ----------- ------------------- --------------
Direct Costs                                    $520.9      83.3%         $583.6         84.7%         $62.7              10.6%
----------------------------------------- -------------- ---------- --------------- ----------- ------------------- --------------
Gross Profit                                    $104.8      16.7%         $105.6         15.3%         ($0.8)             (0.7%)
----------------------------------------- -------------- ---------- --------------- ----------- ------------------- --------------
Overhead                                         $82.6      13.2%          $81.2         11.8%         ($1.4)             (1.7%)
----------------------------------------- -------------- ---------- --------------- ----------- ------------------- --------------
Selling & Administrative                         $13.0       2.1%          $12.2          1.8%         ($0.8)             (6.6%)
----------------------------------------- -------------- ---------- --------------- ----------- ------------------- --------------
Depreciation & Amortization                       $2.9       0.4%           $2.9          0.4%             -                 -
----------------------------------------- -------------- ---------- --------------- ----------- ------------------- --------------
Division Operating Profit                         $6.3       1.0%           $9.3          1.3%         ($3.0)            (32.3%)
----------------------------------------- -------------- ---------- --------------- ----------- ------------------- --------------


* Net Sales includes the gross margin on managed service sales.

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

The decrease in operating profit was the result of the decrease in net sales and the increase in overhead in dollars and as a percentage of sales, partially offset by the increased gross margin percentage. The increase in gross margin percentage was primarily due to a 0.6 percentage point reduction in workers' compensation costs as a percentage of direct labor resulting from improvements in claims experience and the regulatory environment in several states, a 0.5 percentage point reduction in payroll taxes as a percentage of direct labor, together with an increase in higher margin permanent placement and RPO business. The increase in overhead percentage for the year was due to a reduction of $1.6 million in general liability insurance costs in fiscal 2006 due to retrospective adjustments to the division's positive claims experience, the fiscal 2007 sales decrease without a corresponding reduction in overhead costs, along with increases in overhead costs related to increases in high-margin permanent placement and RPO sales. The division is focused on reducing overhead costs to compensate for lower sales. In fiscal 2007, the division closed twelve underperforming branches, and in the last nine months of the fiscal year, overhead staff levels have been reduced by 7%. In each of the third and fourth quarters, the overhead costs were lower than the comparable 2006 quarters and the second quarter of 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006--Continued

Results of Operations by Segment--Continued
--------------------------------

Telecommunications Services
---------------------------

                                                            Year Ended
                                                            ----------
                                            October 28, 2007          October 29, 2006
                                            ----------------          ----------------
                                                           % of                       % of         Favorable           Favorable
                                                           Net                        Net       (Unfavorable) $      (Unfavorable)
 (Dollars in Millions)                      Dollars       Sales       Dollars        Sales           Change            % Change
                                            -------       -----       -------        -----           ------            --------
----------------------------------------- -------------- --------- --------------- ----------- ------------------- ---------------
Net Sales                                       $119.7                   $118.9                        $0.8               0.7%
----------------------------------------- -------------- --------- --------------- ----------- ------------------- ---------------
Direct Costs                                     $88.6     74.0%          $93.6       78.7%            $5.0               5.3%
----------------------------------------- -------------- --------- --------------- ----------- ------------------- ---------------
Gross Profit                                     $31.1     26.0%          $25.3       21.3%            $5.8              22.8%
----------------------------------------- -------------- --------- --------------- ----------- ------------------- ---------------
Overhead                                         $23.8     19.9%          $24.7       20.8%            $0.9               3.8%
----------------------------------------- -------------- --------- --------------- ----------- ------------------- ---------------
Selling & Administrative                          $0.4      0.3%           $0.3        0.3%           ($0.1)            (17.2%)
----------------------------------------- -------------- --------- --------------- ----------- ------------------- ---------------
Depreciation & Amortization                       $1.9      1.6%           $1.5        1.2%           ($0.4)            (35.7%)
----------------------------------------- -------------- --------- --------------- ----------- ------------------- ---------------
Segment Operating Profit (Loss)                   $5.0      4.2%          ($1.2)      (1.0%)           $6.2             526.1%
----------------------------------------- -------------- --------- --------------- ----------- ------------------- ---------------


The Telecommunications Services segment's slight sales increase in fiscal 2007 from the prior year was comprised of an increase of $4.4 million, or 6%, in the Construction and Engineering division, partially offset by a decrease of $3.6 million, or 7%, in the non-construction divisions. The sales increase in the Construction and Engineering division in fiscal 2007 was due to a large on-going fiber optic contract which ramped up in the latter half of fiscal 2007, revenue recognized for a large utility project and a government construction project. The sales decrease in the non-construction divisions was primarily due to net reduced volumes with existing customers. The segment's sales backlog at the end of fiscal 2007 approximated $84 million, as compared to a backlog of approximately $56 million at the end of fiscal 2006.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006

Results of Operations by Segments--Continued
---------------------------------

Computer Systems
----------------

                                                             Year Ended
                                                             ----------
                                              October 28, 2007          October 29, 2006
                                              ----------------          ----------------
                                                           % of                        % of         Favorable          Favorable
                                                            Net                        Net      (Unfavorable) $      (Unfavorable)
 (Dollars in Millions)                      Dollars        Sales       Dollars        Sales          Change            % Change
                                            -------        -----       -------        -----          ------            --------
----------------------------------------- -------------- ---------- --------------- ----------- ------------------- ---------------
Net Sales                                       $199.3                    $187.9                       $11.4               6.1%
----------------------------------------- -------------- ---------- --------------- ----------- ------------------- ---------------
Direct Costs                                     $90.8      45.6%          $90.7       48.3%           ($0.1)             (0.1%)
----------------------------------------- -------------- ---------- --------------- ----------- ------------------- ---------------
Gross Profit                                    $108.5      54.4%          $97.2       51.7%           $11.3              11.6%
----------------------------------------- -------------- ---------- --------------- ----------- ------------------- ---------------
Overhead                                         $52.9      26.5%          $49.8       26.5%           ($3.1)             (6.3%)
----------------------------------------- -------------- ---------- --------------- ----------- ------------------- ---------------
Selling & Administrative                          $7.6       3.8%           $5.7        3.0%           ($1.9)            (33.7%)
----------------------------------------- -------------- ---------- --------------- ----------- ------------------- ---------------
Depreciation & Amortization                      $16.3       8.2%          $13.3        7.1%           ($3.0)            (22.5%)
----------------------------------------- -------------- ---------- --------------- ----------- ------------------- ---------------
Segment Operating Profit                         $31.7      15.9%          $28.4       15.1%            $3.3              11.4%
----------------------------------------- -------------- ---------- --------------- ----------- ------------------- ---------------

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

The increase in operating profit from the prior year was due to the sales increase and the increase in gross margin percentage, partially offset by the increase in overhead in dollars. The increase in gross margins was due to the completion of more profitable projects in fiscal 2007, and the overhead increase was primarily due to increased indirect labor, outside consultant costs, as well as depreciation and amortization.

During the fourth quarter of fiscal 2007, Volt Delta Resources, LLC ("Volt Delta"), the principal business unit of the Computer Systems segment, acquired LSSi for $71.6 million and combined it and its DataServ division into LSSiDATA. Sales and pre-tax income of LSSi approximated $28.0 million and $5.0 million, respectively, for the twelve months prior to the acquisition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006--Continued

Results of Operations by Segment--Continued
--------------------------------

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

Printing and Other
------------------

                                                   Twelve Months Ended
                                                   -------------------
                                      October 28, 2007           October 29, 2006
                                      -----------------          ----------------
                                                   % of                          % of         Favorable          Favorable
                                                    Net                          Net       (Unfavorable) $      (Unfavorable)
 (Dollars in Millions)                 Dollars     Sales        Dollars         Sales          Change            % Change
                                       -------     -----        -------         -----          ------            --------
---------------------------------------------------------------------------------------------------------------------------------
Net Sales                             $12.8                      $11.2                            $1.6             13.8 %
---------------------------------------------------------------------------------------------------------------------------------
Direct Costs                           $7.6        59.6%         $ 8.2           73.2%            $0.6              6.6 %
---------------------------------------------------------------------------------------------------------------------------------
Gross Profit                           $5.2        40.4%         $ 3.0           26.8%            $2.2             68.3 %
---------------------------------------------------------------------------------------------------------------------------------
Overhead                                -           -             $0.7            6.3%            $0.7            100.0%
---------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative               $4.2        32.8%         $ 3.7           33.0%           ($0.5)           (14.5%)
---------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization            $0.8         6.0%         $ 0.7            6.3%           ($0.1)            (0.7%)
---------------------------------------------------------------------------------------------------------------------------------
Segment Operating Profit
   (Loss)                              $0.2         1.6%         ($2.1)         (18.8%)           $2.3            109.9%
---------------------------------------------------------------------------------------------------------------------------------

The Printing and Other segment's sales increased by $1.6 million from the comparable period in fiscal 2006. The sales increase was comprised of an increase $3.4 million, or 185%, in telephone directory publishing sales, partially offset by a decrease of $1.8 million, or 20%, in printing sales. The increase in publishing sales was due to the timing of the deliveries of the Uruguayan directories. The decrease in the printing sales was primarily related to the loss of a large customer, partially offset by new business.

The operating results improved by $2.3 million as compared to the comparable period in fiscal 2006. The improvement was predominantly due to the increased gross margin percentage, partially offset by an increase in selling and administrative costs. The increase in gross margin percentage was due to the increase of the higher margin publishing sales and a decrease in the less profitable printing sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006--Continued

Results of Operations by Segment--Continued
--------------------------------

Discontinued Operations
-----------------------

                                                       Twelve Months Ended
                                                       -------------------
                                          October 28, 2007          October 29, 2006
                                          -----------------         ----------------
                                                   % of                          % of         Favorable          Favorable
                                                    Net                          Net       (Unfavorable) $      (Unfavorable)
 (Dollars in Millions)                 Dollars     Sales        Dollars         Sales          Change            % Change
                                       -------     -----        -------         -----          ------            --------
---------------------------------------------------------------------------------------------------------------------------------
Net Sales                                 $73.0                  $73.2                           ($0.2)            (0.3%)
---------------------------------------------------------------------------------------------------------------------------------
Direct Costs                              $34.1     46.7%        $33.6           45.9%           ($0.5)            (1.5%)
---------------------------------------------------------------------------------------------------------------------------------
Gross Profit                              $38.9     53.3%        $39.6           54.1%           ($0.7)            (1.8 %)
---------------------------------------------------------------------------------------------------------------------------------
Overhead                                   $7.3     10.0%         $6.8            9.3%           ($0.5)            (8.3%)
---------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                  $13.5     18.6%        $13.7           19.8%            $0.2              1.6%
---------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                $1.2      1.6%         $1.1            1.5%           ($0.1)            (3.3%)
---------------------------------------------------------------------------------------------------------------------------------
Other Income                              ($0.4)    (0.6%)       ($0.4)          (0.6%)            -                -
---------------------------------------------------------------------------------------------------------------------------------
Discontinued Segment Income               $16.5     22.5%        $17.6           22.9%           ($1.1)            (6.4%)
---------------------------------------------------------------------------------------------------------------------------------
Income Tax Provision                       $6.7                   $7.0                            $0.3              4.8%
---------------------------------------------------------------------------------------------------------------------------------
Gain from Discontinued
   Operations                              $9.8                  $10.6                           ($0.8)            (7.4%)
---------------------------------------------------------------------------------------------------------------------------------

The components of the sales decrease for fiscal 2007 from the prior year were a decrease of $0.3 million in the telephone production and other operation and an increase of $0.1 million in DataNational community telephone directory publishing sales. The increase in production and other sales was due to increases with continuing customers. The publishing sales increase by DataNational was due to the timing of the deliveries of their directories and a net increase in the number of books published. DataNational published 145 directories in fiscal 2007, with 12 new directories published and 6 discontinued as compared to the prior year.

The decrease in the segment's operating profit from the comparable twelve months of fiscal 2006 was the result of the decrease in the gross margin percentage and the increase in overhead in dollars and as a percentage of sales.

General Corporate Expenses and Other Income (Expense)
-----------------------------------------------------

                                                        Year Ended
                                                        ----------
                                        October 28, 2007             October 29, 2006
                                        ----------------             ----------------
                                                   % of                          % of       Favorable          Favorable
                                                    Net                          Net     (Unfavorable) $      (Unfavorable)
 (Dollars in Millions)                 Dollars     Sales        Dollars         Sales        Change            % Change
                                       -------     -----        -------         -----        ------            --------
-----------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                 $34.4       1.5%         $37.1        1.6%           $2.7              7.5%
-----------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization               $5.4       0.2%          $6.2        0.3%           $0.8             14.2%
-----------------------------------------------------------------------------------------------------------------------------
Interest Income                           $6.2       0.3%          $3.2        0.1%           $3.0             96.4%
-----------------------------------------------------------------------------------------------------------------------------
Other Expense                            ($7.1)     (0.3%)        ($7.5)      (0.3%)          $0.4              4.6%
-----------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Loss                    ($0.4)        -          ($0.5)         -            $0.1             16.6%
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense                         ($3.6)     (0.2%)        ($1.8)      (0.1%)         ($1.8)           (98.6%)
-----------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

FISCAL 2007 COMPARED TO FISCAL 2006--Continued

General Corporate Expenses and Other Income (Expense)--Continued
-----------------------------------------------------

The changes in other items affecting the results of operations for fiscal 2007 as compared to the prior year, discussed on a consolidated basis, were:

The decrease in selling and administrative expenses in fiscal 2007 from the prior year was the result of a one-time accrual of $1.2 million in fiscal 2006 for death benefits related to two senior corporate executives, along with decreased professional fees and communications costs in fiscal 2007.

The decrease in depreciation and amortization in fiscal 2007 from the prior year was due to portions of the corporate enterprise resource planning system becoming fully amortized.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents increased by $80.6 million to $120.9 million in fiscal 2008, increased by $1.9 million to $40.3 million in fiscal 2007 and decreased by $23.5 million to $38.4 million in fiscal 2006.

The cash used in operating activities in fiscal 2008 was $69.2 million compared to cash provided by operating activities of continuing operations in fiscal 2007 and 2006 was $38.2 million and $69.3 million, respectively.

The cash provided by operating activities in fiscal 2008, exclusive of changes in operating assets and liabilities, was $43.5 million, as the Company's net income of $64.2 million included income from discontinued operations of $98.5 million and a deferred tax benefit of $12.3 million offset by non-cash charges primarily for depreciation and amortization of $38.6 million, an impairment charge of $46.4 million and accounts receivable provisions of $4.6 million. The cash provided by operating activities in fiscal 2007, exclusive of changes in operating assets and liabilities, was $59.3 million, as the Company's net income of $39.3 million included non-cash charges primarily for depreciation and amortization of $37.1 million and accounts receivable provisions of $0.4 million, partially offset by income from discontinued operations of $9.8 million and a deferred income tax benefit of $7.7 million. The cash provided by operating activities in fiscal 2006, exclusive of changes in operating assets and liabilities, was $53.4 million, as the Company's net income of $30.7 million included non-cash charges primarily for depreciation and amortization of $33.7 million, accounts receivable provisions of $2.7 million and income attributable to the minority interest of $1.0 million, partially offset by income from discontinued operations of $10.6 million and a deferred income tax benefit of $4.3 million.

Changes in operating assets and liabilities in fiscal 2008 used $112.7 million of cash, net, principally due to a reduction in the expiring securitization program of $120.0 million, decreases in the level of accounts payable of $21.4 million, accrued expenses of $7.7 million and a decrease in income taxes payable of $14.9 million partially offset by a decrease of $25.3 million in inventory primarily in the Telecommunications Services segment, a decrease in the level of accounts receivable of $20.4 million in the Staffing Services, Computer Systems and Telecommunications Services segments and decreases in prepaid insurance and other assets of $5.6 million. Changes in operating assets and liabilities in fiscal 2007 used $21.1 million of cash, net, principally due to increases in the level of inventory of $32.2 million primarily in the Telecommunications Services segment, increases in the level of accounts receivable of $28.1 million in the Staffing Services, Computer Systems and Telecommunications Services segments, and increases in prepaid insurance and other assets of $6.3 million, partially offset by increases in the level in accounts payable of $26.2 million in the Staffing Services and Telecommunications Services segments, proceeds from the Securitization Program of $10.0 million, an increase in accrued expenses of $2.6 million and an increase in the level of deferred income and other liabilities of $4.9 million. Changes in operating assets and liabilities in fiscal 2006 provided $15.9 million of cash, net, principally due to increases in the level in accounts payable of $12.2 million, proceeds from the Securitization Program of $10.0 million, decreases in the level of accounts receivable of $5.4 million and inventory of $4.2 million and an increase in income tax liability of $2.5 million partially offset by increases in prepaid insurance and other assets of $16.9 million and decreases in the level of deferred income and other liabilities of $1.1 million.

Cash used in investing activities in fiscal 2008 was $28.6 million, principally due to the net purchases of property, plant and equipment totaling $27.1 million and acquisitions of $1.1 million. Cash used in investing activities in fiscal 2007 was $102.0 million, principally due to acquisitions, primarily LSSi, of $71.2 million and purchases of property, plant and equipment totaling $30.2 million. Cash used in investing activities in fiscal 2006 was $104.4 million, principally due to acquisitions of $83.5 million and net purchases of property, plant and equipment totaling $20.7 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources-Continued
-----------------------------------------

The cash provided by financing activities in fiscal 2008 of $4.2 million primarily resulted from $50.0 million of borrowing under the amended securitization program offset by a $26.6 million reduction in bank loans using the funds received from the sale of the net assets of the DataNational and Directory Services divisions and $18.8 million used for the purchase of treasury shares. The cash provided by financing activities in fiscal 2007 of $56.2 million, primarily resulted from a $79.2 million increase in bank loans, the majority of which was used to finance the LSSi acquisition, partially offset by $23.0 million used for the purchase of treasury shares. The cash provided by financing activities in fiscal 2006 of $0.9 million, primarily resulted from employee exercises of stock options of $5.3 million offset by $2.4 million for repayment of long-term debt and a $2.2 million decrease in bank loans.

The cash provided by discontinued operations in fiscal 2008 of $178.3 million primarily resulted from $171.3 million in net proceeds received from the sale of the net assets of the DataNational and Directory Services divisions and $7.0 million provided by operating activities of the discontinued operations. In fiscal 2007 and 2006, cash provided by operating activities of discontinued operations were $10.9 million and $11.1 million, respectively.

Off-Balance Sheet Arrangements
------------------------------

The Company has no off-balance sheet financing arrangements as that term is used in Item 303(a)(4) of Regulation S-K.

Commitments
-----------

The Company has no material capital commitments. The following table summarizes the Company's contractual cash obligations and other commercial commitments at November 2, 2008:

Contractual Cash Obligations
----------------------------

                                                                     Payments Due By Period
                                         --------------------------------------------------------------------------------
                                                           Less than          1- 3               3 - 5            After 5
                                             Total           1 year           years              years             years
                                            --------       --------           -------            ------           -------
                                                                         (In thousands)
Term Loan                                    $12,316           $554            $1,253            $1,476            $9,033
Note Payable from Acquisition                    450            130               188               132
Securitization Program                        50,000         50,000
Notes Payable to Banks                        57,532         57,532
                                            --------       --------           -------            ------           -------
    Total Debt (a)                           120,298        108,216             1,441             1,608             9,033
Accrued Insurance (b)                          7,467          7,467
Deferred Compensation (c)                      4,901          4,901
Operating Leases (d)                          54,860         19,057            22,397             7,415             5,991
                                            --------       --------           -------            ------           -------
Total Contractual Cash Obligations          $187,526       $139,641           $23,838            $9,023           $15,024
                                            ========       ========           =======            ======           =======

     (a)  Debt does not include interest.
     (b) Includes $1.0 million for the Company's primary insurance casualty program and $6.5 million for the Company's medical insurance program. See Note A of Notes to Consolidated Financial Statements.
     (c) Includes $4.2 million for the Company's non-qualified deferred compensation and supplemental savings plan and $0.7 million for the Company's other deferred compensation plan. See Note M to Consolidated Financial Statements.
     (d)  See Note O of Notes to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Commitments--Continued
-----------

Other Contingent Commitments
----------------------------

                                               Amount Available or Outstanding by
                                                  Commitment Expiration Period
                                          --------------------------------------------------------------
                                                           Less than             1-3              3-5
                                               Total         1 year             years             years
                                             --------       --------            ------           -------
                                                         (In thousands)
Lines of Credit, available                     $2,770         $2,770
Revolving Credit Facility, available           33,706                                            $33,706
Delta Credit Facility, available               58,273         58,273
Securitization Program, available             150,000        150,000
Other                                           6,009                           $6,009
Standby Letters of Credit, outstanding             93              3                 -                90
                                             --------       --------            ------           -------
Total Commercial Commitments                 $250,851       $211,046            $6,009           $33,796
                                             ========       ========            ======           =======

Credit Lines
------------

At November 2, 2008, the Company had credit facilities with various banks and financial conduits which provided for borrowings and letters of credit of up to an aggregate of $352.3 million, including the Company's $200.0 million five-year accounts receivable Amended Securitization Program, $42.0 million five-year unsecured revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $100.0
million secured, syndicated revolving credit agreement ("Delta Credit Facility").The Company had total outstanding borrowings of $107.5 million as of November 2, 2008. Included in these borrowings were $22.5 million of foreign currency borrowings which provide economic hedges against foreign denominated net assets.

Amended Securitization Program
------------------------------

On June 3, 2008, the Company's $200.0 million accounts receivable securitization program, which was due to expire within the next year, was transferred to a multi-buyer program administered by PNC Bank. The Amended Securitization Program has a five-year term (subject to 364 day liquidity). Under the Amended Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned consolidated special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, borrows from two commercial paper conduits (Market Street Funding LLC, a PNC Bank affiliate, and Relationship Funding LLC), secured by an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company. The Company retains the servicing responsibility for the accounts receivable.

The Amended Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company. The receivables and related borrowings remain on the balance sheet since Volt Funding effectively retains control over the receivables, which are no longer treated as sold assets. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as short-term borrowings on the condensed consolidated balance sheet. At November 2, 2008, Volt Funding had borrowed $31.2 million and $18.8 million from Market Street Funding and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

Relationship Funding, respectively. At November 2, 2008, borrowings bear a weighted-average interest rate of 3.4% per annum, excluding a facility fee of 0.25% per annum paid on the entire facility and a program fee of 0.35% paid on the outstanding borrowings.

The Amended Securitization Program is subject to termination by PNC Bank (with the consent of the majority purchasers) under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, or the rate of collections on receivables failing to meet a specified threshold. At November 2, 2008, the Company was in compliance with all requirements of the Amended Securitization Program.

On January 7, 2009, the Amended Securitization Program was further amended to reduce the size of the facility from $200.0 million to $175.0 million and to extend the 364-day liquidity to January 6, 2010. The scheduled expiration of the Amended Securitization Program was not amended, and remains 2013.

Credit Agreement
----------------

On February 28, 2008, the Company entered into the Credit Agreement to replace the Company's then expiring $40.0 million secured credit agreement with an unsecured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit and $25.0 million for borrowing in alternative currencies. At November 2, 2008, $8.3 million was drawn on this facility. The administrative agent for the Credit Facility is Bank of America, N.A. The other banks participating in the Credit Facility are JP Morgan Chase Bank, N.A. as syndicated agent, Wells Fargo Bank, N.A.and HSBC Bank USA, N.A.

Borrowings under the Credit Agreement bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Based upon the Company's leverage ratio at November 2, 2008, if a three-month U.S.
Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 4.5% per annum, excluding a fee of 0.35% per annum paid on the entire facility.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior year; a limitation on total funded debt to EBITDA of 3.0 to 1.0; and a requirement that the Company maintain a minimum ratio of EBITDA, as defined, to interest expense, as defined, of 4.0 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the level of annual capital expenditures, and the amount of investments, including business acquisitions and mergers, and loans that may be made by the Company to its subsidiaries. The Company was in compliance with all covenants at November 2, 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

Delta Credit Facility
---------------------

In December 2006, Volt Delta entered into the secured Delta Credit Facility, which expires in December 2009, with Wells Fargo, N.A. as the administrative agent and arranger, and as a lender thereunder. Wells Fargo and two of the other three lenders under the Delta Credit Facility, Bank of America, N.A. and JPMorgan Chase, also participate in the Company's $42.0 million unsecured revolving Credit Facility. Neither the Company nor Volt Delta guarantees each other's facility but certain subsidiaries of each are guarantors of their respective parent company's facility. The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $100.0 million with a sublimit of $10.0 million on the issuance of letters of credit. At November 2, 2008, $41.7 million was drawn on this facility. Certain interest rate options, as well as the commitment fee, are based on a leverage ratio, as defined, which resets quarterly. Based upon Volt Delta's leverage ratio at November 2, 2008, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.0% per annum. Volt Delta also pays a commitment fee on the unused portion of the Delta Credit Facility which varies based on Volt Delta's leverage ratio. At November 2, 2008, the commitment fee was 0.3% per annum.

The Delta Credit Facility provides for the maintenance of various financial ratios and covenants, including, among other things, a total debt to EBITDA ratio, as defined, which cannot exceed 2.0 to 1.0 on the last day of any fiscal quarter, a fixed charge coverage ratio, as defined, which cannot be less than
2.5 to 1.0 for the twelve months ended as of the last day of each fiscal quarter and the maintenance of a consolidated net worth, as defined. The Delta Credit Facility also imposes limitations on, among other things, incurrence of additional indebtedness or liens, the amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures. At November 2, 2008, Volt Delta was in compliance with all covenants in the Delta Credit Facility.

Summary
-------

The Company believes that its current financial position, working capital, future cash flows from operations, credit lines and accounts receivable Amended Securitization Program will be sufficient to fund its presently contemplated operations and satisfy its obligations through, at least, the next twelve months.

Critical Accounting Policies
----------------------------

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments, assumptions and valuations that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Future reported results of operations could be impacted if the Company's estimates, judgments, assumptions or valuations made in earlier periods prove to be different from what actually occurs. Management believes the critical accounting policies and areas that require the most significant estimates, judgments, assumptions or valuations used in the preparation of the Company's financial statements are as follows:

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

Staffing Services:

     Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In fiscal 2008, this revenue comprised approximately 76% of the Company's net consolidated sales.

     Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, for which the Company receives an administrative fee for arranging for, billing for and collecting the billings related to staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company's payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In addition, sales for certain contracts generated by the Company's Staffing Solutions Group's managed services operations have similar attributes. In fiscal 2008, this revenue comprised approximately 2% of the Company's net consolidated sales.

     Outsourced Projects: Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables, in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts." The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In fiscal 2008, this revenue comprised approximately 6% of the Company's net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Telecommunications Services:

     Construction: Sales are derived from the Company supplying construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in SOP 81-1, using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project or by the percentage-of-completion method, when applicable. When using the percentage-of-completion method, revenue is recognized based on the extent of progress towards completion of the contract. For those contracts in which the customers approve the progress of our work, the extent of progress towards completion is measured based on the ratio of revenue approved-to-date to the total estimated revenue at completion of the job. For those contracts in which the customers do not approve the progress of our work, the extent of progress towards completion is measured based on the ratio of direct labor incurred-to-date to the total estimated direct labor at completion of the contract. In fiscal 2008, this revenue comprised approximately 5% of the Company's net consolidated sales.

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and, if applicable, any completed units are delivered and accepted by the customer. In fiscal 2008, this revenue comprised approximately 2% of the Company's net consolidated sales.

Computer Systems:

     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In fiscal 2008, this revenue comprised approximately 3% of the Company's net consolidated sales.

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have systems provided by the Company, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as applicable. In fiscal 2008, this revenue comprised approximately 2% of the Company's net consolidated sales.

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in SOP 97-2 "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value or by the use of the percentage-of-completion method, when applicable. In fiscal 2008, this revenue comprised approximately 3% of the Company's net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Printing and Other:

     Printing: Sales are derived from the Company's sales of printing services in Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the printed documents have been delivered. In fiscal 2008, this revenue comprised less than 1% of the Company's net consolidated sales.

     Other: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered. In fiscal 2008, this revenue comprised approximately 1% of the Company's net consolidated sales.

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

Goodwill and Indefinite-Lived Intangible Assets - Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived intangible assets are subject to annual impairment testing using fair value methodologies, which compare the fair value of each reporting unit to its carrying value. The Company performs its annual impairment testing during its second fiscal quarter, or more frequently if indicators of impairment arise. The timing of the impairment test may result in charges to earnings in a quarter that could not have been reasonably foreseen in prior periods. The Company generally determines the fair value of a reporting unit using the income approach, which is based on the present value of estimated future cash flows, or the market approach, which compares the business unit's multiples of sales and EBITDA to those multiples of its competitors. If the carrying value of the reporting unit's net assets including goodwill exceeds the fair value of the reporting unit, then the Company performs step two of the impairment test which allocates the fair value of the reporting unit's assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment of goodwill has occurred for such amount and is reported as a component of operating income. If these estimates or their related assumptions used in the impairment test change in the future as a result of changes in strategy and/or market conditions, the Company may be required to record an impairment charge in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Based upon indicators of impairment in the fourth quarter of fiscal 2008, which included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company's business outlook primarily due to the current macroeconomic environment, the Company performed an interim impairment test as of November 2, 2008 on each of its four segments. The Company completed step one of the impairment analysis and concluded that, as of November 2, 2008, the fair value of the Computer Systems and Staffing Services segments were below their respective carrying values including goodwill. Step two of the impairment test was initiated but, due to the time consuming nature, has not been completed. The Company recorded estimates of impairment in the amount of $41.5 million and $4.9 million, in the Computer Systems and Staffing Services segments, respectively as of November 2, 2008 . The Company expects to complete the step two analyses in time for the first quarter Form 10-Q filing.

The Company considered the income, market and cost approaches in arriving at our indicators of value. The Company relied on the income and market approaches to arrive at its valuation conclusion. The cost approach was viewed as the floor for the value of the reporting units and was calculated based on the book value of working capital. The income approach was given greater weight than the market approach due to the lack of strongly comparable companies, the significant fluctuations in the financial markets and the lack of recently comparable transactions. The material assumptions used for the income approach were the forecasted revenue growth by reporting unit as well as the discount rate and long-term growth rate. The Company considered historical rates and current market conditions when determining the discount and growth rates used in its analyses. For the market approach the material assumptions were financial data for comparable companies, adjusted for differences in size, diversification and profitability. The Company also considered the control premium (which can be defined as the difference between fair value and market price) and other qualitative factors including its low float, concentrated ownership and limited analyst coverage.

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

Income Taxes - Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance - When the financial statements are prepared, the Company estimates its income taxes based on the various jurisdictions in which its business is conducted. Significant judgment is required in determining the Company's worldwide income tax provision. Liabilities for anticipated tax audit issues in the United States and other tax jurisdictions are based on estimates of whether, and the extent to which, additional taxes will be due. The recognition of these provisions for income taxes is recorded in the period in which it is determined that such taxes are due. If in a later period it is determined that payment of this additional amount is unnecessary, a reversal of the liability is recognized. As a result, the ongoing assessments of the probable outcomes of the audit issues and related tax positions require judgment and can materially increase or decrease the effective tax rate and materially affect the Company's operating results. This also requires the Company to estimate its current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are reflected on the balance sheet. The Company must then assess the likelihood that its deferred tax assets will be realized. To the extent it believes that realization is not likely, a valuation allowance is established. When a valuation allowance is increased or decreased, a corresponding tax expense or benefit is recorded in the statement of operations.

The deferred tax asset at November 2, 2008 was $26.8 million, net of the valuation allowance of $4.0 million. The valuation allowance was recorded to reflect uncertainties about whether the Company will be able to utilize some of its deferred tax assets (consisting primarily of foreign net operating loss carryforwards) before they expire. The valuation allowance is based on estimates of taxable income for the applicable jurisdictions and the period over which the deferred tax assets will be realizable.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Securitization Program - On June 3, 2008, the Company's $200.0 million accounts receivable securitization program (the "Expiring Securitization Program") was transferred to a multi-buyer program administered by PNC Bank (the "Amended Securitization Program"). Prior to that date, under the Expiring Securitization Program, receivables were sold from time-to-time by the Company to Volt Funding, a wholly-owned consolidated special purpose subsidiary of the Company. Volt Funding, in turn, sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquired from the Company. The Company accounted for the securitization of accounts receivable in accordance with SFAS No. 156, "Accounting for Transfers and Servicing of Financial Assets, an amendment of SFAS No. 140." At the time a participation interest in the receivables was sold, the receivable representing that interest was removed from the condensed consolidated balance sheet (no debt was recorded) and the proceeds from the sale were reflected as cash provided by operating activities.

Under the Amended Securitization Program, the receivables and related borrowings remain on the balance sheet since Volt Funding effectively retains control over the receivables, which are no longer treated as sold assets. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as short-term borrowings on the condensed consolidated balance sheet.

Primary Casualty Insurance Program - The Company is insured with highly rated insurance companies under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds, and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third-party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premiums are based upon the level of claims incurred at a future date up to three years after the end of the respective policy year. For each policy year, management evaluates the accrual and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of services in the period in which such determination is made.

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

Legal Contingencies - The Company is subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of the Company's business. A quarterly review is performed of each significant matter to assess any potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, a liability and an expense are recorded for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Any accruals are based on the best information available at the time. As additional information becomes available, a reassessment is performed of the potential liability related to any pending claims and litigation and may revise the Company's estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material adverse impact on the Company's results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement amends the requirements for an acquirer's recognition and measurement of the assets acquired and the liabilities assumed in a business combination. This statement is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the adoption date. The impact of adopting this statement is not material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Continued

New Accounting Pronouncements to be Effective in Fiscal 2008--Continued
-----------------------------------------------------------------------

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

In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of adopting this statement.

Related Party Transactions
--------------------------

During fiscal 2008, 2007 and 2006, the Company paid or accrued $1.7 million, $1.6 million and $0.9 million, respectively, to the law firms of which Lloyd Frank, a director of the Company, is and was of counsel, for services rendered to the Company and expenses reimbursed. In addition, during fiscal 2008 the Company paid $34,200 to Michael Shaw, Ph. D., a brother of Steven Shaw, the Chief Executive Officer and director, for services rendered to the Company.

In October 2006, the Company purchased 300,000 shares of common stock from the Estate of William Shaw, the former CEO, at a price of $26.50 per share, for a total of $7,950,000. The funds were transferred in November 2006. The shares were purchased at a price below the price at which the Company's common stock was then being traded on the New York Stock Exchange (the low trade for the day was $26.63 and the high trade was $27.23). The decision to make the purchase was made by the Board of Directors which delegated the negotiation of the price to senior management of the Company.

In fiscal 2006, the Company advanced $162,400 directly to the attorneys for Mr. Thomas Daley, an executive officer of the Company. In 2006, the Company also paid $336,100 for legal fees of the independent counsel to the Audit Committee of the Board of Directors of the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. The Company`s earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. At November 2, 2008, the Company had cash and cash equivalents on which interest income is earned at variable rates. At November 2, 2008, the Company also had credit lines with various domestic and foreign banks, which provide for borrowings and letters of credit, as well as a $200 million accounts receivable securitization program to provide the Company with additional liquidity to meet its short-term financing needs.

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase or decrease in interest rates would increase or decrease its annual net interest expense by $0.6 million, respectively.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $13.2 million at November 2, 2008. This fair value was calculated by applying the appropriate fiscal year-end interest rate to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At November 2, 2008, the total market value of these investments was $4.2 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuates against the dollar, which may impact reported earnings. As of November 2, 2008, the total of the Company's net investment in foreign operations was $10.2 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of November 2, 2008, the Company had no outstanding exchange contracts. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at November 2, 2008 by 10% would result in a pretax gain of $1.0 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at November 2, 2008 by 10% would result in a pretax loss of $1.0 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at November 2, 2008. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

Interest Rate Market Risk                                  Payments Due By Period as of November 2, 2008
-------------------------                                  ---------------------------------------------
                                                                  Less than         1-3            3-5       After 5
                                                      Total        1 Year           Years        Years        Years
                                                      ------       -------          ------       ------       -----
                                                                   (Dollars in thousands of US$)
Cash and Cash Equivalents and Restricted Cash
---------------------------------------------
Money Market and Cash Accounts                      $169,510       $169,510
Weighted Average Interest Rate                         2.39%          2.39%
                                                    --------       --------
Total Cash, Cash Equivalents, and
     Restricted Cash                                $169,510       $169,510
                                                    ========       ========

Debt
----
Term Loan                                           $ 12,316       $    554      $ 1,253        $1,476         $ 9,033
Interest Rate                                           8.2%            8.2%         8.2%         8.2%            8.2%

Note Payable                                             450            130          188          132
Interest Rate                                           5.0%           5.0%          5.0%        5.0%
                                                     -------       --------      -------       -------         -------

Total Long Term Debt                                $ 12,766       $    684      $ 1,441        $1,608         $ 9,033
                                                    ========       ========      =======        ======         =======

Short-term Borrowings                               $107,532       $107,532
Weighted Average Interest Rate                         4.89%          4.89%
                                                    --------       --------

Total Debt                                          $120,298       $108,216       $1,441        $1,608          $9,033
                                                    ========       ========       ======        ======          ======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ERNST & YOUNG LLP
5 Times Square
New York, New York 10036


Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Volt Information Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of November 2, 2008 and October 28, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 2, 2008. Our audits also included the financial statement schedule listed in the Index at
Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at November 2, 2008 and October 28, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 2, 2008 in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109" effective October 29, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Volt Information Sciences, Inc. and subsidiaries' internal control over financial reporting as of November 2, 2008 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2009 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG

New York, New York
February 2, 2009

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                 November 2,        October 28,
                                                                                                       2008              2007
                                                                                                  ---------          --------
   ASSETS                                                                                           (Dollars in thousands)

   CURRENT ASSETS
     Cash and cash equivalents                                                                     $120,929           $40,343
     Restricted cash                                                                                 48,581            25,482
     Short-term investments                                                                           4,178             5,624
     Trade accounts receivable, net of allowances of $5,328 (2008) and $3,749 (2007)                488,482           392,970
     Inventories, net of allowances of $4,145 (2008) and $4,230 (2007)                               29,025            54,414
     Assets held for sale                                                                                 -            35,263
     Deferred income taxes                                                                            9,685             9,629
     Prepaid insurance and other assets                                                              36,684            37,205
                                                                                                  ---------          --------
   TOTAL CURRENT ASSETS                                                                             737,564           600,930

   Property, plant and equipment, net                                                                68,173            72,250
   Prepaid insurance and other assets                                                                 1,276             6,604
   Deferred income taxes                                                                             17,081             8,125
   Goodwill                                                                                          57,481            98,715
   Other intangible assets, net                                                                      44,204            53,527
                                                                                                  ----------       ----------

   TOTAL ASSETS                                                                                    $925,779          $840,151
                                                                                                   ========          ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
     Short-term borrowings, including current portion of long-term debt                            $108,216           $84,621
     Accounts payable                                                                               215,265           212,355
     Liabilities related to assets held for sale                                                          -            20,769
     Accrued wages and commissions                                                                   50,918            62,777
     Accrued taxes other than income taxes                                                           22,227            22,276
     Accrued insurance and other accruals                                                            33,327            32,582
     Deferred income and other liabilities                                                           14,183            17,029
     Income taxes payable                                                                            55,569             4,822
                                                                                                  ---------         ---------
   TOTAL CURRENT LIABILITIES                                                                        499,705           457,231

   Long-term debt, excluding current portion                                                         12,082            12,316
   Deferred income                                                                                    3,360                 -
   Income taxes payable                                                                                 937                 -
   Deferred income taxes                                                                             14,551            18,025

   Minority interest                                                                                  2,010                43

   STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00;  Authorized--500,000  shares;  issued--none
   Common  stock,  par  value  $.10;   Authorized   120,000,000  shares;  issued
   --23,498,103 shares (2008) and 23,480,103 shares (2007)                                            2,350             2,348
   Paid-in capital                                                                                   51,006            50,740
   Retained earnings                                                                                381,832           319,688
   Accumulated other comprehensive (loss) income                                                       (400)            2,660
                                                                                                 -----------       ----------
                                                                                                    434,788           375,436
   Less treasury stock--2,655,297 shares (2008) and 1,048,966 shares (2007), at cost                (41,654)          (22,900)
                                                                                                   ---------         ---------
   TOTAL STOCKHOLDERS' EQUITY                                                                       393,134           352,536
                                                                                                 ----------         ---------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $925,779          $840,151
                                                                                                   ========          ========


                 See Notes to Consolidated Financial Statements

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Year Ended
                                                                        November 2,        October 28,        October 29,
                                                                               2008               2007              2006
                                                                        -----------        -----------        -----------
                                                                               (In thousands, except per share data)
NET SALES                                                               $ 2,427,318        $ 2,285,061        $ 2,270,232

COSTS AND EXPENSES:
  Cost of sales                                                           2,290,183          2,108,261          2,112,442
  Impairment and restructuring costs                                         47,904                 --                 --
  Selling and administrative                                                 91,243             89,045             83,434
  Depreciation and amortization                                              38,636             37,067             33,730
                                                                        -----------        -----------        -----------
                                                                          2,467,966          2,234,373          2,229,606
                                                                        -----------        -----------        -----------

OPERATING (LOSS) PROFIT                                                     (40,648)            50,688             40,626

OTHER INCOME (EXPENSE):
  Interest income                                                             4,842              6,256              3,185
  Other expense, net                                                         (3,994)            (7,146)            (7,489)
  Foreign exchange gain (loss), net                                           1,155               (421)              (505)
  Interest expense                                                           (7,624)            (3,612)            (1,819)
                                                                        -----------        -----------        -----------

(Loss) income from continuing operations before minority interest
   and income taxes                                                         (46,269)            45,765             33,998
Minority interest                                                               102                  6             (1,021)
                                                                        -----------        -----------        -----------

(Loss) income from continuing operations before income taxes                (46,167)            45,771             32,977
Income tax benefit (provision)                                               11,896            (16,229)           (12,903)
                                                                        -----------        -----------        -----------

(Loss) income from continuing operations                                    (34,271)            29,542             20,074
Discontinued operations, net of taxes                                        98,485              9,790             10,576
                                                                        -----------        -----------        -----------

NET INCOME                                                              $    64,214        $    39,332        $    30,650
                                                                        ===========        ===========        ===========


                                                                                          Per Share Data
                                                                        -------------------------------------------------
   Basic:
   (Loss) income from continuing operations                                  ($1.56)             $1.29              $0.86
   Discontinued operations                                                     4.48               0.42               0.46
                                                                             ------             ------             ------
   Net income per share                                                       $2.92              $1.71              $1.32
                                                                             ======             ======             ======

   Diluted:
   (Loss) income from continuing operations below                            ($1.56)             $1.29              $0.86
   Discontinued operations                                                     4.48               0.42               0.45
                                                                             ------             -------            ------
   Net income per share                                                       $2.92              $1.71              $1.31
                                                                             ======             ======             ======

   Weighted average number of shares outstanding-basic                       21,982             22,935             23,227
                                                                             ======             ======             ======

   Weighted average number of shares outstanding-diluted                     21,982             22,985             23,388
                                                                             ======             ======             ======


                 See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

                                                                                                      Accumulated Other
                                                                                                 Comprehensive Income (Loss)
                                                                                               --------------------------------
                                         Common Stock                                         Foreign    Unrealized Gain
                                        $.10 Par Value                                        Currency     (Loss) On
                                     --------------------    Paid-In   Retained   Treasury   Translation   Marketable  Comprehensive
                                       Shares      Amount    Capital   Earnings    Stock     Adjustment    Securities  Income (Loss)
                                     ----------   -------    -------   --------    -----     ----------    ----------  -------------
                                                                        (Dollars in thousands)
Balance at October 30, 2005          23,008,882    $2,301    $42,912    $249,754         -          ($28)         $61

Stock options exercised -
   including a tax benefit of
   $1,912                               448,092        45      7,217
Compensation expense - stock
   options                                                        74
Purchase of common stock for
   treasury                                                                        ($7,950)
Unrealized foreign currency
   translation adjustment - net of
   taxes of $94                                                                                      220                      $220
Unrealized loss on marketable
   securities - net of taxes of $6                                                                                 (8)          (8)
Net income for the year                                                   30,650                                            30,650
                                     ----------    ------    -------    --------  ---------        ------        -----     -------
Balance at October 29, 2006          23,456,974     2,346     50,203     280,404    (7,950)          192           53      $30,862
                                                                                                                           =======

Stock options exercised -
   including a tax benefit of $230       23,625         2        572
Compensation expense - stock
   options                                                        47
Purchase of common stock for
   treasury                                                                        (15,029)
Cash paid in lieu of fractional
   shares                                  (496)                 (18)
Issuance of restricted stock                                     (79)                   79
Amortization of restricted stock                                  15
Unrealized foreign currency
   translation adjustment - net of
   taxes of $1,020                                                                                 2,379                    $2,379
Unrealized gain on marketable
   securities - net of taxes of $25                                                                                36           36
Change in fair value of minority
   interest                                                                  (48)                                              (48)
Net income for the year                                                   39,332                                            39,332
                                     ----------    ------    -------    --------  ---------        ------        -----     -------
Balance at October 28, 2007          23,480,103     2,348     50,740     319,688   (22,900)        2,571            89     $41,699
                                                                                                                           =======

Stock options exercised -
   including a tax benefit of $51        18,000         2        215
Compensation expense - stock
   options                                                        24
Purchase of common stock for
   treasury                                                                        (18,754)
Amortization of restricted stock                                  27
Unrealized foreign currency
   translation adjustment - net of
   taxes of $1,263                                                                                (2,948)                  ($2,948)
Unrealized loss on marketable
   securities - net of taxes of $76                                                                              (112)        (112)
Change in fair value of minority
   interest                                                               (2,070)                                           (2,070)
Net income for the year                                                   64,214                                            64,214
                                     ----------    ------    -------    --------  ---------        ------        -----     -------
Balance at November 2, 2008          23,498,103    $2,350    $51,006    $381,832  ($41,654)        ($377)        ($23)     $59,084
                                     ==========    ======    =======    ========  =========        ======        =====     =======


There were no shares of preferred stock issued or outstanding in any of the reported periods.

                 See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended
                                                                          ---------------------------------------------
                                                                          November 2,       October 28,      October 29,
                                                                                 2008             2007             2006
                                                                            ---------        ---------        ---------
                                                                                             (In thousands)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                                                  $  64,214        $  39,332        $  30,650
Discontinued operations, net of taxes                                         (98,485)          (9,790)         (10,576)
                                                                            ---------        ---------        ---------
Net (loss) income continuing operations                                       (34,271)          29,542           20,074

Adjustments to reconcile net income to cash provided by operating activities
   Depreciation and amortization                                               38,636           37,067           33,730
   Impairment of goodwill                                                      46,400               --               --
   Accounts receivable provisions                                               4,634              393            2,671
   Minority interest                                                             (102)              (6)           1,021
   (Gain) loss  on foreign currency translation                                  (329)              76               20
   Impairment charge - property, plant and equipment                              809               --               --
   Loss  on dispositions of property, plant and equipment                          53               25              342
   Deferred income tax benefit                                                (12,320)          (7,718)          (4,345)
   Share-based compensation expense related to employee stock options              51               62               74
   Excess tax benefits from share-based compensation                              (12)            (110)            (194)
Changes in operating assets and liabilities, net of assets acquired:
   Accounts receivable                                                         20,435          (28,109)           5,401
   (Reduction) increase in securitization of accounts receivable             (120,000)          10,000           10,000
   Inventories                                                                 25,290          (32,222)           4,233
   Prepaid insurance and other current assets                                   5,568           (6,252)         (16,906)
   Insurance and other long-term assets                                           118               65              (61)
   Accounts payable                                                           (21,416)          26,222           12,239
   Accrued expenses                                                            (7,703)           2,646             (344)
   Deferred income and other liabilities                                          (98)           4,911           (1,060)
   Income taxes                                                               (14,934)           1,605            2,451
                                                                            ---------        ---------        ---------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (69,191)          38,197           69,346
                                                                            ---------        ---------        ---------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Sales of investments                                                            1,661            6,357            1,296
Purchases of investments                                                       (2,026)          (6,931)          (1,491)
(Increase) decrease in restricted cash                                        (23,099)           5,231           (4,582)
Increase (decrease) in payables related to restricted cash                     23,099           (5,231)           4,582
Acquisitions, net                                                              (1,074)         (71,176)         (83,503)
Proceeds from disposals of property, plant and equipment, net                    (315)             355            1,378
Purchases of property, plant and equipment                                    (26,804)         (30,579)         (22,120)
                                                                            ---------        ---------        ---------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                           (28,558)        (101,974)        (104,440)
                                                                            ---------        ---------        ---------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued

                                                                                           Year Ended
                                                                          --------------------------------------------
                                                                          November 2,      October 28,      October 29,
                                                                                2008             2007             2006
                                                                           ---------        ---------        ---------
                                                                                             (In thousands)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
Payment of long-term debt                                                       (586)            (471)          (2,433)
Cash paid in lieu of fractional shares                                            --              (18)              --
Exercises of stock options                                                       166              344            5,335
Excess tax benefits from share-based compensation                                 12              110              194
Purchase of treasury shares                                                  (18,754)         (22,979)              --
Payment of short term borrowings                                            (194,859)        (271,289)         (71,969)
Proceeds from short term borrowings                                          218,267          350,457           69,813
                                                                           ---------        ---------        ---------

NET CASH PROVIDED BY  FINANCING ACTIVITIES                                     4,246           56,154              940
                                                                           ---------        ---------        ---------

Effect of exchange rate changes on cash                                       (4,253)            (284)            (214)
                                                                           ---------        ---------        ---------

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities from discontinued operations                              7,044           10,878           11,136
Investing activities from discontinued operations                            171,298           (1,054)            (274)
                                                                           ---------        ---------        ---------
CASH PROVIDED BY DISCONTINUED OPERATIONS                                     178,342            9,824           10,862
                                                                           ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING
   OPERATIONS                                                                 80,586            1,917          (23,506)

Cash and cash equivalents,  beginning of year                                 40,343           38,399           61,873

(Increase) decrease in discontinued operations cash
                                                                                  --               27               32
                                                                           ---------        ---------        ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $ 120,929        $  40,343        $  38,399
                                                                           =========        =========        =========

SUPPLEMENTAL INFORMATION
Cash paid during the year:
   Interest expense                                                        $   8,019        $   3,278        $   1,788
   Income taxes                                                            $  17,573        $  29,566        $  22,090

Non-cash financing activities:
   Tendered common stock for stock option exercises                                                          $   1,216


                 See Notes to Consolidated Financial Statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Summary of Significant Accounting Policies

Business: The Company operates in two major businesses, Staffing Services and Telecommunications and Information Solutions, consisting of four operating segments: Staffing Services; Computer Systems; Telecommunications Services and Printing and Other.

Fiscal Year: The Company's fiscal year ends on the Sunday nearest October 31. The 2006 through 2007 fiscal years each consisted of 52 weeks and the 2008 fiscal year consisted of 53 weeks.

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

Stock-Based Compensation: Effective October 31, 2005, the Company adopted the fair-value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment," and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized for the three years ended November 2, 2008 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

Revenue Recognition: The Company derives its revenues from several sources. The revenue recognition methods, which are consistent with those prescribed in Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition in Financial Statements," are described below in more detail for the significant types of revenue within each segment. Revenue is generally recognized when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed and determinable and collectability is probable. The determination of whether and when some of the criteria below have been satisfied sometimes involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

Staffing Services:
     Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In fiscal 2008, this revenue comprised approximately 76% of the Company's net consolidated sales.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Revenue Recognition:--Continued
--------------------

     Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, for which the Company receives an administrative fee for arranging for, billing for and collecting the billings related to staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company's payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In addition, sales for certain contracts generated by the Company's Staffing Solutions Group's managed services operations have similar attributes. In fiscal 2008, this revenue comprised approximately 2% of the Company's net consolidated sales.

     Outsourced Projects: Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables, in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts." The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In fiscal 2008, this revenue comprised approximately 6% of the Company's net consolidated sales.

Telecommunications Services:

     Construction: Sales are derived from the Company supplying construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in SOP 81-1, using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project or by the percentage-of-completion method, when applicable. When using the percentage-of-completion method, revenue is recognized based on the extent of progress towards completion of the contract. For those contracts in which the customers approve the progress of work, the extent of progress towards completion is measured based on the ratio of revenue approved-to-date to the total estimated revenue at completion of the job. For those contracts in which the customers do not approve the progress of the work, the extent of progress towards completion is measured based on the ratio of direct labor incurred-to-date to the total estimated direct labor at completion of the contract. In fiscal 2008, this revenue comprised approximately 5% of the Company's net consolidated sales.

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and, if applicable, any completed units are delivered and accepted by the customer. In fiscal 2008, this revenue comprised approximately 2% of the Company's net consolidated sales.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Revenue Recognition:--Continued
--------------------

Computer Systems:
     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In fiscal 2008, this revenue comprised approximately 3% of the Company's net consolidated sales.

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as applicable. In fiscal 2008, this revenue comprised approximately 2% of the Company's net consolidated sales.

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in SOP 97-2 "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value or by the use of the percentage-of-completion method, when applicable. In fiscal 2008, this revenue comprised approximately 3% of the Company's net consolidated sales.

Printing and Other:
     Printing: Sales are derived from the Company's sales of printing services in Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the printed documents have been delivered. In fiscal 2008, this revenue comprised less than 1% of the Company's net consolidated sales.

     Other: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered. In fiscal 2008, this revenue comprised approximately 1% of the Company's net consolidated sales.

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

Goodwill and Indefinite-Lived Intangible Assets: Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived intangible assets are subject to annual impairment testing using fair value methodologies, which compare the fair value of each reporting unit to its carrying value. The Company performs its annual impairment testing during its second fiscal quarter, or more frequently if indicators of impairment arise. The timing of the impairment test may result in charges to earnings in a quarter that could not have been reasonably foreseen in prior periods. The Company generally determines the fair value of a reporting unit using the income approach, which is based on the present value of estimated future cash flows, or the market approach, which compares the business unit's multiples of sales and EBITDA to those multiples its competitors. If the carrying value of the reporting unit's net assets including goodwill exceeds the fair value of the reporting unit, then the Company performs step two of the impairment test which allocates the fair value of the reporting unit's assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment of goodwill has occurred for such amount, and is reported as a component of operating income. If these estimates or their related assumptions used in the impairment test change in the future as a result of changes in strategy and/or market conditions, the Company may be required to record an impairment charge in the future.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

The weighted-average amortization period for other intangible assets in fiscal 2008, 2007 and 2006 was 8 years.

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

        Buildings                      25 to 31-1/2 years
        Machinery and equipment        3 to 15 years
        Leasehold improvements         length of lease or life of the asset,
                                       whichever is shorter
        Software                       3 to 7 years

Property, plant and equipment consisted of:            November 2,   October 28,
                                                             2008          2007
                                                        ---------     ---------
                                                            (In thousands)

Land and buildings                                      $  25,393     $  25,142
Machinery and equipment                                   160,930       154,020
Leasehold improvements                                     13,861        12,968
Software                                                   87,375        79,854
                                                        ---------     ---------
                                                          287,559       271,984
Less allowances for depreciation and amortization        (219,386)     (199,734)
                                                        ---------     ---------
                                                        $  68,173     $  72,250
                                                        =========     =========

A term loan is secured by a deed of trust on land and buildings with a carrying amount at November 2, 2008 of $9.7 million. Unamortized capitalized software costs were $15.5 million and $13.9 million at November 2, 2008 and October 28, 2008, respectively.

Primary Casualty Insurance Program: The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds, and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third-party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premiums are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For each policy year, management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater or less than the established accrual. While management believes that the

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Primary Insurance Casualty Program:--Continued
-----------------------------------

recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of sales in the period in which such determination is made.

At November 2, 2008, the Company's net prepaid for the outstanding policy years was $23.1 million compared to $26.0 million at October 28, 2007.

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

Securitization Program: On June 3, 2008, the Company's $200.0 million accounts receivable securitization program (the "Expiring Securitization Program") was transferred to a multi-buyer program administered by PNC Bank. Prior to that date, under the Expiring Securitization Program, receivables were sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, sold to Three Rivers Funding Corporation ("TRFCO"), an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquired from the Company. The Company accounted for the securitization of accounts receivable in accordance with SFAS No. 156, "Accounting for Transfers and Servicing of Financial Assets, an amendment of SFAS No. 140" ("SFAS 156").

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Under the amended program, the receivables and related borrowings remain on the balance sheet since Volt Funding effectively retains control over the receivables, which are no longer treated as sold assets. These amounts recorded approximate fair value. Accordingly, pledged receivables of $50.0 million are included as trade accounts receivable, net, while the corresponding borrowings are included as short-term borrowings on the condensed consolidated balance sheet. At November 2, 2008, Volt Funding had borrowed $31.2 million and $18.8 million from Market Street Funding and Relationship Funding, respectively.

Under the Expiring Securitization Program, at the time a participation interest in the receivables was sold, the receivable representing that interest was removed from the condensed consolidated balance sheet (no debt was recorded) and the proceeds from the sale were reflected as cash provided by operating activities. The outstanding balance of the undivided interest sold to TRFCO was $120.0 million at October 28, 2007.

Income Taxes: Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance - When the financial statements are prepared, the Company estimates its income taxes based on the various jurisdictions in which its business is conducted. Significant judgment is required in determining the Company's worldwide income tax provision. Liabilities for anticipated tax audit issues in the United States and other tax jurisdictions are based on estimates of whether, and the extent to which, additional taxes will be due. The recognition of these provisions for income taxes is recorded in the period in which it is determined that such taxes are due. If in a later period it is determined that payment of this additional amount is unnecessary, a reversal of the liability is recognized. As a result, the ongoing assessments of the probable outcomes of the audit issues and related tax positions require judgment and can materially increase or decrease the effective tax rate and materially affect the Company's operating results. This also requires the Company to estimate its current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are reflected on the balance sheet. The Company must then assess the likelihood that its deferred tax assets will be realized. To the extent it believes that realization is not likely, a valuation allowance is established. When a valuation allowance is increased or decreased, a corresponding tax expense or benefit is recorded in the statement of operations.

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

Translation of Foreign Currencies: The U.S. dollar is the Company's functional currency throughout the world, except for certain European and Canadian subsidiaries. Where a foreign currency transaction is denominated in a currency other than the functional currency of the recording entity, adjustments to the functional currency are included in operations. The translation adjustments recorded as a separate component of stockholders' equity result from changes in exchange rates affecting the reported assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE A--Summary of Significant Accounting Policies--Continued

Earnings Per Share: Basic earnings per share is calculated by dividing net earnings by the weighted-average number of common shares outstanding during the period. The diluted earnings per share computation includes the effect, if any, of shares that would be issuable upon the exercise of outstanding stock options, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the year.

Comprehensive Income: Comprehensive income is the net income of the Company combined with other changes in stockholders' equity not involving ownership interest changes. For the Company, such other changes include foreign currency translation and mark-to-market adjustments related to held-for-sale securities.

Stock Split: On December 19, 2006, the Company's Board of Directors authorized and approved a three-for-two stock split in the form of a dividend on the Company's common stock. Shares of common stock were distributed on January 26, 2007, to all stockholders of record as of January 15, 2007. Any fractional shares resulting from the dividend were paid in cash. Information pertaining to shares, earnings per share, common stock and paid-in capital has been adjusted in the accompanying financial statements and footnotes to give retroactive effect to the stock split.

Treasury Stock: In fiscal 2006, the Company began holding repurchased shares of its common stock as treasury stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders' equity. During fiscal 2008, the Company repurchased 1.6 million shares of its common stock in the open market as treasury stock at a cost of $18.8 million.

Derivatives and Hedging Activities: Gains and losses on foreign currency option and forward contracts designated as hedges of existing assets and liabilities and of identifiable firm commitments are deferred and included in the measurement of the related foreign currency transaction. The Company enters into derivative financial instrument contracts only for hedging purposes and accounts for them in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

Legal Contingencies: The Company is subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of the Company's business. A quarterly review is performed of each significant matter to assess any potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, a liability and an expense are recorded for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Any accruals are based on the best information available at the time. As additional information becomes available, a reassessment is performed of the potential liability related to any pending claims and litigation and may revise the Company's estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material adverse impact on the Company's results of operations. As of November 2, 2008, the Company had accrued costs related to a number of purported class actions brought by current and former employees working in California alleging various violations of California law.

New Accounting Pronouncements:

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement amends the requirements for an acquirer's recognition and measurement of the assets acquired and the liabilities assumed in a business combination. This statement is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the adoption date. The impact of adopting this statement is not material.

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

In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of adopting this statement.

NOTE B--Securitization Program

On June 3, 2008, the Company's $200.0 million accounts receivable securitization program, which was due to expire within the next year, was transferred to a multi-buyer program administered by PNC Bank (see Note E). Prior to that date, under the Expiring Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries were sold from time-to-time by the Company to Volt Funding, a wholly-owned special purpose subsidiary of the Company. Volt Funding, in turn, sold to TRFCO, an asset backed commercial paper conduit sponsored by Mellon Bank, N.A. and unaffiliated with the Company, an undivided percentage ownership interest in the pool of receivables Volt Funding acquired from the Company (subject to a maximum purchase by TRFCO in the aggregate of $200.0 million). The Company retained the servicing responsibility for the accounts receivable. The Expiring Securitization Program was not an off-balance

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE B--Securitization Program--Continued

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

The Company accounted for the securitization of accounts receivable in accordance with SFAS 156. At the time a participation interest in the receivables was sold, the receivable representing that interest was removed from the consolidated balance sheet (no debt was recorded) and the proceeds from the sale were reflected as cash provided by operating activities. Losses and expenses associated with the transactions, primarily related to discounts incurred by TRFCO on the issuance of its commercial paper, were charged to the consolidated statement of operations.

The Company incurred charges in connection with the sale of receivables under the Expiring Securitization Program, of $2.8 million in the fiscal year ended November 2, 2008 compared to $5.4 million and $6.7 million in the fiscal years ended October 28, 2007 and October 29, 2006, respectively, which are included in Other Expense in the consolidated statement of operations. The equivalent cost of funds in the Expiring Securitization Program was 4.4%, 6.3% and 5.6% per annum in the fiscal years 2008, 2007 and 2006, respectively.

At October 28, 2007, the Company's carrying retained interest in a revolving pool of receivables was approximately $143.8 million, respectively, net of a service fee liability, out of a total pool of approximately $264.9 million. The outstanding balance of the undivided interest sold to TRFCO was $120.0 million at October 28, 2007, respectively. Accordingly, the trade accounts receivable included on the October 28, 2007 balance sheet were reduced to reflect the participation interest sold of $120.0 million.

NOTE C--Short-Term Investments and Investments in Securities

At November 2, 2008 and October 28, 2007 short-term investments consisted of $4.2 million and $5.6 million, respectively, invested in mutual funds for the Company's deferred compensation plan (see Note M).

At November 2, 2008 and October 28, 2007, the Company had an available-for-sale investment in equity securities of $63,000 and $249,000, respectively. The gross unrealized losses of $39,000 and gains of $148,500 at November 2, 2008 and October 28, 2007, respectively, were included as a component of accumulated other comprehensive income (loss).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE D--Inventories

Inventories of accumulated unbilled costs, principally work in process, and materials by segment are as follows:

                                                    November 2,      October 28,
                                                         2008               2007
                                                      -------            -------
                                                            (In thousands)

Telecommunications Services                           $16,874            $43,162
Computer Systems                                        8,090              7,138
Printing and Other                                      4,061              4,114
                                                      -------            -------
Total                                                 $29,025            $54,414
                                                      =======            =======

The cumulative amounts billed under service contracts at November 2, 2008 and October 28, 2007 of $21.7 million and $13.9 million, respectively, are credited against the related costs in inventory. In addition, inventory reserves at November 2, 2008 and October 28, 2007 of $4.1 million and $4.2 million, respectively, are credited against the related costs in the Telecommunications Services segment's inventory.

NOTE E--Short-Term Borrowings

At November 2, 2008, the Company had credit facilities with various banks and financial conduits which provided for borrowings and letters of credit of up to an aggregate of $352.3 million, including the Company's $200.0 million five-year accounts receivable securitization program (the "Amended Securitization Program"), a $42.0 million five-year unsecured revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $100.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility"). The Company had total outstanding short-term borrowings of $107.5 million as of November 2, 2008. Included in these borrowings were $22.5 million of foreign currency borrowings which provide economic hedges against foreign denominated net assets.

Amended Securitization Program
------------------------------

On June 3, 2008, the Company's $200.0 million accounts receivable securitization program (see Note B), which was due to expire within the next year, was transferred to a multi-buyer program administered by PNC Bank. The Amended Securitization Program has a five-year term (subject to 364 day liquidity). Under the Amended Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding, a wholly-owned special purpose subsidiary of the Company. Volt Funding, in turn, borrows from two commercial paper conduits (Market Street Funding LLC, a PNC Bank affiliate, and Relationship Funding LLC), secured by an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company. The Company retains the servicing responsibility for the accounts receivable.

The Amended Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company. The receivables and related borrowings remain on the balance sheet since Volt Funding effectively retains control over the receivables, which are no longer treated as sold assets. The amounts recorded approximate fair value. Accordingly, pledged receivables of $50.0 million are included as trade accounts receivable, net, while the corresponding borrowings are included as short-term borrowings on the condensed consolidated balance sheet. At November 2, 2008, Volt Funding had borrowed $31.2 million and $18.8 million from

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE E--Short-Term Borrowings--Continued

Market Street Funding and Relationship Funding, respectively. At November 2, 2008, borrowings bear a weighted-average interest rate of 3.4% per annum, excluding a facility fee of 0.25% per annum paid on the entire facility and a program fee of 0.35% paid on the outstanding borrowings.

The Amended Securitization Program is subject to termination by PNC Bank (with the consent of the majority purchasers) under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, or the rate of collections on receivables failing to meet a specified threshold.

At November 2, 2008, the Company was in compliance with all requirements of the Amended Securitization Program.

Credit Agreement
----------------

On February 28, 2008, the Company entered into the Credit Agreement to replace the Company's then expiring $40.0 million secured credit agreement with an unsecured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit and $25.0 million for borrowing in alternative currencies. At November 2, 2008, $8.3 million was drawn on this facility. The administrative agent for the Credit Facility is Bank of America, N.A. The other banks participating in the Credit Facility are JP Morgan Chase Bank, N.A. as syndicated agent, Wells Fargo Bank, N.A. and HSBC Bank USA, N.A.

Borrowings under the Credit Agreement bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Based upon the Company's leverage ratio at November 2, 2008, if a three-month U.S.
Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 4.5% per annum, excluding a fee of 0.35% per annum paid on the entire facility.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior year;
 a limitation on total funded debt to EBITDA of 3.0 to 1.0; and a requirement that the Company maintain a minimum ratio of EBITDA, as defined, to interest expense, as defined, of 4.0 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the level of annual capital expenditures, and the amount of investments, including business acquisitions and mergers, and loans that may be made by the Company to its subsidiaries. At November 2, 2008, the Company was in compliance with all requirements of the Credit Agreement.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE E--Short-Term Borrowings--Continued

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $100.0 million with a sublimit of $10.0 million on the issuance of letters of credit. At November 2, 2008, $41.7 million was drawn on this facility. Certain interest rate options, as well as the commitment fee, are based on a leverage ratio, as defined, which resets quarterly. Based upon Volt Delta's leverage ratio at November 2, 2008, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 3.0% per annum. Volt Delta also pays a commitment fee on the unused portion of the Delta Credit Facility which varies based on Volt Delta's leverage ratio. At November 2, 2008, the commitment fee was 0.3% per annum.

The Delta Credit Facility provides for the maintenance of various financial ratios and covenants, including, among other things, a total debt to EBITDA ratio, as defined, which cannot exceed 2.0 to 1.0 on the last day of any fiscal quarter, a fixed charge coverage ratio, as defined, which cannot be less than
2.5 to 1.0 for the twelve months ended as of the last day of each fiscal quarter and the maintenance of a consolidated net worth, as defined. The Delta Credit Facility also imposes limitations on, among other things, incurrence of additional indebtedness or liens, the amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures. At November 2, 2008, the Company was in compliance with all requirements of the Delta Credit Facility.

NOTE F--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:

                                                     November 2,     October 28,
                                                           2008             2007
                                                        -------          -------
                                                         (Dollars in thousands)
8.2% term loan (a)                                      $12,316          $12,826
Note payable for an acquisition (b)                         450               --
                                                        -------          -------
                                                         12,766           12,826
Less amounts due within one year                            684              510
                                                        -------          -------
Total long-term debt                                    $12,082          $12,316
                                                        =======          =======

(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $12.3 million at November 2, 2008. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at November 2, 2008 of $9.7 million. The obligation is guaranteed by the Company.

(b) Represents the present value of a $0.6 million payment due in sixty monthly installments, discounted at 5% per annum.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE F--Long-Term Debt and Financing Arrangements -Continued

Principal payment maturities on long-term debt outstanding at November 2, 2008 are:

                   Fiscal Year                      Amount
                   -----------                      ------
                                                (In thousands)

                      2009                            $684
                      2010                             695
                      2011                             746
                      2012                             802
                      2013                             806
                   Thereafter                        9,033
                                                   -------
                                                   $12,766
                                                   =======

NOTE G--Income Taxes

The components of the Company's income (loss) from continuing operations before income taxes and minority interest by location, and the related income tax provision (benefit) are as follows:

                                                                       Year Ended
                                                       -------------------------------------------
                                                       November 2,     October 28,      October 29,
                                                              2008            2007            2006
                                                          --------        --------        --------
                                                                       (In thousands)
The components of (loss) income from continuing
operations before minority interest and
income taxes, based on the location of operations,
consist of the following:
     Domestic                                             ($32,401)       $ 47,024        $ 29,976
     Foreign                                               (13,868)         (1,259)          4,022
                                                          --------        --------        --------
                                                          ($46,269)       $ 45,765        $ 33,998
                                                          ========        ========        ========

The components of the income tax (benefit) provision include:
Current:
   Federal (a)                                            $    958        $ 14,661        $ 11,054
   Foreign                                                   1,985           3,093           3,155
   State and local                                            (260)          5,892           2,808
                                                          --------        --------        --------
   Total current                                             2,683          23,646          17,017
                                                          --------        --------        --------

Deferred:
   Federal                                                 (11,058)         (3,890)         (2,332)
   Foreign                                                    (758)         (2,392)         (1,241)
   State and local                                          (2,763)         (1,135)           (541)
                                                          --------        --------        --------
   Total deferred                                          (14,579)         (7,417)         (4,114)
                                                          --------        --------        --------
 Total income tax (benefit) provision                     ($11,896)       $ 16,229        $ 12,903
                                                          ========        ========        ========

(a) Reduced in 2008, 2007 and 2006 by benefits of $3.1 million, $1.2 million and $0.7 million, respectively, from general business credits.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes--Continued

The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                                       Year Ended
                                         ---------------------------------------
                                         November 2,   October 28,   October 29,
                                               2008        2007          2006
                                            -------     -------       -------

Statutory rate                              (35.0%)       35.0%        35.0%
State and local taxes, net of federal
   tax benefit                               (4.3)         7.4          5.6
Tax effect of foreign operations              9.5         (4.2)        (0.7)
Goodwill amortization                          --           --         (5.9)
General business credits                     (3.3)        (2.6)        (2.3)
Minority interest                              --           --         (1.0)
Deferred tax adjustments                       --           --          5.1
Goodwill impairment                           5.7           --           --
FIN 48 adjustment                             2.5           --           --
Other-net                                    (0.8)        (0.1)         2.2
                                            -------     -------       -------
Effective tax rate                          (25.7%)       35.5%        38.0%
                                            =======     =======       =======

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes--Continued

                                                     November 2,     October 28,
                                                           2008            2007
                                                       --------        --------
                                                            (In thousands)
Deferred Tax Assets:
   Allowance for doubtful accounts                     $  2,125        $  2,071
   Inventory valuation                                    1,716           1,748
   Loss carryforwards                                     6,432           6,086
   Goodwill                                               8,572           1,262
   Accelerated book depreciation and amortization         3,161             589
   Compensation accruals and deferrals                    5,645           6,185
   Warranty accruals                                          2             101
   Rent expense                                           1,248             831
   Foreign translation adjustments                          161              --
   Other-net                                              1,721             407
                                                       --------        --------
Total deferred tax assets                                30,783          19,280
Less valuation allowance for deferred tax assets          4,005           1,526
                                                       --------        --------
Deferred tax assets, net of valuation allowance          26,778          17,754
                                                       --------        --------

Deferred Tax Liabilities:
   Software development costs                             1,062           1,812
   Deferred revenue                                         471             629
   Accelerated book depreciation                            135             306
   Foreign translation adjustments                           --           1,102
   Intangible assets                                     13,087          14,721
   Other-net                                                299             164
                                                       --------        --------
   Total deferred tax liabilities                        15,054          18,734
                                                       --------        --------

Net deferred tax liabilities                           $ 11,724        ($   980)
                                                       ========        ========

Balance sheet classification:
   Current assets                                      $  9,685        $  9,629
   Non-current assets                                    17,081           8,125
   Current liabilities                                     (491)           (709)
   Non-current liabilities                              (14,551)        (18,025)
                                                       --------        --------
Net deferred tax liabilities                           $ 11,724        ($   980)
                                                       ========        ========

At November 2, 2008, the Company had domestic and foreign net operating loss carryforwards of $20.7 million, which range in expiration date between November 1, 2009, and extend forward with no limitation to the carryforward period. For financial statement purposes, a valuation allowance of $4.0 million has been recognized due to the uncertainty of the realization of the foreign loss carryforwards and other foreign deferred tax assets. The valuation allowance increased during 2008 by $2.5 million, principally due to the increase in losses in foreign subsidiaries.

Substantially all of the undistributed earnings of foreign subsidiaries of $15.5 million at November 2, 2008 are considered permanently invested and, accordingly, no federal income taxes thereon have been provided. Should these earnings be distributed, foreign tax credits would reduce the additional federal income tax that would be payable. Availability of credits is subject to limitations; accordingly, it is not practicable to estimate the amount of the ultimate deferred tax liability, if any, on accumulated earnings.

On October 29, 2007, the Company adopted the provisions of FIN 48.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE G--Income Taxes--Continued

The following table sets forth the change in the accrual for uncertain tax positions, excluding interest and penalties:

                                                                  (In thousands)
   Balance at October 29, 2007                                            $330
   Additions for tax positions of prior years                            1,461
   Additions based on tax positions related to the current year            211
                                                                        ------
   Balance at November 2, 2008                                          $2,002
                                                                        ======

Of the total unrecognized tax benefits at November 2, 2008 of $2.0 million, approximately $1.5 million would affect the Company's effective income tax rate, if and when recognized in future years.

The Company recognizes interest and penalties in its provision for income taxes. Through November 2, 2008, the Company has recorded approximately $0.4 million of interest and penalties.

The Company is subject to taxation in the US, various states and various foreign jurisdictions. With few exceptions, the Company is generally no longer subject to examination by the United States federal, state, local or non-U.S. income tax authorities for years before fiscal 2004. The following describes the open tax years, by major tax jurisdiction, as of November 2, 2008:

         United States-Federal      2004-present
         United States-State        2004-present
         Canada                     2003-present
         Germany                    2005-present
         United Kingdom             2006-present

The Company does not presently anticipate such uncertain tax positions will significantly increase or decrease in the next twelve months; however, actual developments could differ from those currently expected.

NOTE H--Goodwill and Intangible Assets

Goodwill and Indefinite-Lived Intangible Assets: Under SFAS 142, goodwill and indefinite-lived intangible assets are subject to annual impairment testing using fair value methodologies, which compare the fair value of each reporting unit to its carrying value. The Company performs its annual impairment testing during its second fiscal quarter, or more frequently if indicators of impairment arise. The timing of the impairment test may result in charges to earnings in a quarter that could not have been reasonably foreseen in prior periods. The Company generally determines the fair value of a reporting unit using the income approach, which is based on the present value of estimated future cash flows, or the market approach, which compares the business units' multiples of sales and EBITDA to those multiples of those of its business units' competitors. If the carrying value of the reporting unit's net assets including goodwill exceeds the fair value of the reporting unit, then the Company performs step two of the impairment test which allocates the fair value of the reporting unit's assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment of goodwill has occurred for such amount, and is reported as a component of operating income.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--Goodwill and Intangible Assets--Continued

Based upon indicators of impairment in the fourth quarter of fiscal 2008, which included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company's business outlook primarily due to the current macroeconomic environment, the Company performed an interim impairment test as of November 2, 2008 on each of its four segments. The Company completed step one of the impairment analysis and concluded that, as of November 2, 2008, the fair value of the Computer Systems and Staffing Services segments were below their respective carrying values including goodwill. Step two of the impairment test, as required in SFAS 142, was initiated but, due to the time consuming nature, has not been completed. The Company recorded estimates of impairment in the amount of $41.5 million and $4.9 million, in the Computer Systems and Staffing Services segments, respectively as of November 2, 2008. The Company expects to complete the step two analyses in time for the first quarter Form 10-Q filing. The Company recorded no impairment charges in fiscal 2007 or fiscal 2006.

The Company considered the income, market and cost approaches in arriving at our indicators of value. The Company relied on the income and market approaches to arrive at its valuation conclusion. The cost approach was viewed as the floor for the value of the reporting units and was calculated based on the book value of working capital. The income approach was given greater weight than the market approach due to the lack of strongly comparable companies, the significant fluctuations in the financial markets and the lack of recently comparable transactions. The material assumptions used for the income approach were the forecasted revenue growth by reporting unit as well as the discount rate and long-term growth rate. The Company considered historical rates and current market conditions when determining the discount and growth rates used in its analyses. For the market approach the material assumptions were financial data for comparable companies, adjusted for differences in size, diversification and profitability. The Company also considered the control premium (which can be defined as the difference between fair value and market price) and other qualitative factors including its low float, concentrated ownership and limited analyst coverage.

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

Intangible assets are amortized over the following periods:

        Customer relationships                              5 to 10 years
        Existing technology                                 7.9 to 8.5 years
        Contract backlog                                    4 years
        Reseller network                                    8 years
        Non-compete agreements and trademarks               3 years
        Trade Name                                          0 to 5 years

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--Goodwill and Intangible Assets--Continued

The following table represents the balance of intangible assets:

                                                   November 2, 2008                     October 28, 2007
                                                   ----------------                     ----------------
                                              Gross Carrying    Accumulated       Gross Carrying      Accumulated
                                                  Amount        Amortization          Amount         Amortization
                                                  ------        ------------          ------         ------------
                                                                      (In thousands)
Customer relationships                            $41,298           $9,862              $43,788          $4,830
Existing technology                                13,164            4,714               13,164           3,090
Contract backlog                                    3,200            2,266                3,200           1,467
Trade name (a)                                      2,936              207                2,016               -
Reseller network                                      816              289                  816             187
Non-compete agreements and trademarks                 451              323                  325             208
                                                  -------          -------              -------          ------
Total                                             $61,865          $17,661              $63,309          $9,782
                                                  =======          =======              =======          ======

(a)  Certain trade names have an indefinite life and are not amortized.

Amortization  expense  in  fiscal  2008,  2007 and 2006 was $7.9  million,  $4.8 million and $3.7 million, respectively. In each of the succeeding five years, the amount of amortization expense for other intangible assets is estimated to be as follows:

                           Fiscal Year            Amount
                           -----------            ------
                                               (In Millions)
                               2009                $7.8
                               2010                $7.2
                               2011                $7.0
                               2012                $7.0
                               2013                $6.7

The following table represents the change in the carrying amount of goodwill for each segment during each fiscal year.

                        Carrying                           Carrying                                        Carrying
                         Value                              Value                                           Value
                        October        Additions           October        Additions       Impairment       November
Segment                 29, 2006          2007             28, 2007         2008             2008           2, 2008
-------                 --------       --------            --------       --------          --------        --------
                                                                    (In thousands)
Staffing Services       $  8,340       $  1,388(a)         $  9,728       $  1,211(a)        ($4,900)       $  6,039
Computer Systems          42,556         46,431(b,c)         88,987          3,955(c)        (41,500)         51,442
                        --------       --------            --------       --------          --------        --------
Total                   $ 50,896       $ 47,819            $ 98,715       $  5,166          ($46,400)       $ 57,481
                        ========       ========            ========       ========          ========        ========

(a)  Acquisition of outsourcing and services providers (see Note J).
(b) Acquisition of Varetis Solutions and the minority interest in Delta (see Note J).
(c)  Acquisition of LSSi Corp (see Note J).

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

                                                             Year Ended
                                               ------------------------------------
                                               November 2,  October 28,  October 29,
                                                     2008         2007         2006
                                                   ------       ------       ------
                                                            (In thousands)
Denominator for basic earnings per share -
Weighted average number of shares                  21,982       22,935       23,227

Effect of dilutive securities:
   Stock options                                       --           50          161
                                                   ------       ------       ------
Denominator for diluted earnings per share -
Adjusted weighted average number of shares         21,982       22,985       23,388
                                                   ======       ======       ======

Options to purchase 205,645, 29,550 and 32,550 shares of the Company's common stock were outstanding at November 2, 2008, October 28, 2007 and October 29, 2006, respectively, but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.

NOTE J-- Sale and Acquisitions of Businesses

On September 5, 2008, the Company sold the net assets of its directory systems and services and North American publishing operations to Yellow Page Group for cash proceeds of $179.3 million. The transaction included the net assets of Volt Directory Systems and DataNational but excluded the Uruguayan operations, which combined were historically reported as the Company's Telephone Directory segment. The Company recorded a pre-tax gain of $156.4 million ($93.3 million net of taxes) that is included in discontinued operations in the consolidated statement of operations. In accordance with SFAS No. 144, the results of operations of Volt Directory Systems and DataNational, have been classified as discontinued, the prior period results have been reclassified and their assets and liabilities included as separate line items on the Company's October 28, 2007 consolidated balance sheet.

The following summarizes the discontinued operations:

                                                 Fiscal Year Ended
                                   ---------------------------------------------
                                   November 2,      October 28,      October 29,
                                         2008             2007             2006
                                    ---------        ---------        ---------
                                                   (In thousands)

Revenue                             $  54,072        $  73,004        $  73,209
                                    =========        =========        =========

Income before items shown below     $   9,202        $  16,449        $  17,571
Gain on sale                          156,372               --               --
                                    ---------        ---------        ---------
Income before taxes                   165,574           16,449           17,571
Income tax provision                  (67,089)          (6,659)          (6,995)
                                    ---------        ---------        ---------
Income from discontinued operations $  98,485        $   9,790        $  10,576
                                    =========        =========        =========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J-- Sale and Acquisitions of Businesses --Continued

Volt Directory Systems and Services and DataNational's assets and liabilities reclassified in the October 28, 2007 balance sheet include:

                                                         October 28,
                                                                2007
                                                             -------
                                                         (In thousands)

           Cash                                              $    55
           Accounts receivable                                24,145
           Inventory                                           5,536
           Deferred taxes and other current assets             2,722
           Property, plant and equipment, net                  2,459
           Intangible assets                                     302
           Other non-current assets                               44
                                                             -------
           Assets held for sale                              $35,263
                                                             =======

           Accounts payable                                  $ 2,444
           Accrued expenses                                    1,569
           Customer advances and other liabilities            16,756
                                                             -------
           Liabilities related to assets held for sale       $20,769
                                                             =======

In March 2008, the Company acquired a staffing and consulting services provider in South America for $1.6 million, which is expected to complement existing services in the Staffing Services segment.

In September 2007, Volt Delta, the principal business unit of the Computer Systems segment, acquired LSSi Corp. ("LSSi") by merger for $71.6 million and combined it and its DataServ division into LSSiData. The combination of Volt Delta's application development, integration and hosting expertise and LSSi's highly efficient data processing will allow Volt Delta to serve a broader base of customers by aggregating the most current and accurate business and consumer information possible. Substantially all of the merger consideration was attributable to goodwill and other intangible assets.

The assets and liabilities of LSSi and the South American staffing and consulting service provider were accounted for under the purchase method of accounting at the date of acquisition at their fair values. The results of operations have been included in the consolidated statement of operations since their respective acquisition dates.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J-- Sale and Acquisitions of Businesses --Continued

The purchase price allocation of the fair value of assets acquired and liabilities assumed of LSSi Corp. is as follows:

                                                        (In thousands)

Cash                                                             $679
Accounts receivable                                             5,836
Prepaid expenses and other assets                                 469
Property, plant and equipment                                   1,800
Goodwill                                                       50,928
Intangible assets                                              24,070
                                                              --------
         Total Assets                                          83,782
                                                              --------

Accounts payable                                               (1,119)
Other accrued expenses                                         (3,912)
Other liabilities                                                (144)
Deferred income tax                                            (6,959)
                                                              --------
         Total Liabilities                                    (12,134)
                                                              --------

         Purchase price                                       $71,648
                                                              =======

In September 2007, the Company purchased for $1.5 million an 80% interest in an outsourcing and services provider that will complement existing services in the Staffing Services segment. The Company and the 20%-owner have call and put rights related to ownership in fiscal 2010. The Company estimated the fair value of the call/put and recorded a liability of $2.0 million as of November 2, 2008.

In December 2005, Volt Delta purchased from Nortel Networks its 24% minority interest in Volt Delta. Under the terms of the agreement, Volt Delta was required to pay Nortel Networks approximately $56.4 million for its minority interest in Volt Delta, and an excess cash distribution of approximately $5.4 million. Under the terms of the agreement, Volt Delta paid $25.0 million on December 29, 2005 and paid the remaining $36.8 million on February 15, 2006. The transaction resulted in an increase in goodwill and intangible assets of approximately $6.8 million and $5.7 million, respectively. In December 2005, Volt Delta also acquired varetis AG's Varetis Solutions subsidiary for $24.8 million. The acquisition of Varetis Solutions provided Volt Delta with the resources to focus on the evolving global market for directory information systems and services.

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

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J-- Sale and Acquisitions of Businesses --Continued

                                                       Year Ended
                                            -------------------------------
                                            October 28,        October 29,
                                                  2007                2006
                                            -----------       -------------
                                        (In thousands, except per share amounts)

Net sales                                   $ 2,310,217       $   2,300,479
                                            ===========       =============
Operating profit                            $    49,624       $      38,620
                                            ===========       =============

Income from continuing operations           $    30,465       $      21,603
Discontinued operations, net of taxes             9,790              10,576
                                            -----------       -------------
Net income                                  $    40,255       $      32,179
                                            ===========       =============

Earnings per share
Basic:
Income from continuing operations           $      1.33       $        0.93
                                            ===========       =============
Discontinued operations, net of taxes              0.43                0.46
                                            ===========       =============
Net income                                  $      1.76       $        1.39
                                            ===========       =============

Diluted:
Income from continuing operations           $      1.32       $        0.93
                                            ===========       =============
Discontinued operations, net of taxes              0.43                0.45
                                            ===========       =============
Net income                                  $      1.75       $        1.38
                                            ===========       =============

NOTE K--Stock Option Plan

The Non-Qualified Option Plan adopted by the Company in fiscal 1995 terminated on May 16, 2005 except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at November 2, 2008 were granted at 100% of the market price on the date of grant and become fully vested within one to five years after the grant date.

The Company recorded compensation expense of $18,000, $47,000 and $74,000 for the fiscal year ended November 2, 2008, October 28, 2007 and October 29, 2006, respectively. Compensation expense is recognized in the selling and administrative expenses in the Company's statement of operations on a straight-line basis over the vesting periods. As of November 2, 2008, there was $7,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the 1995 Plan to be recognized over a weighted average period of 0.8 years.

The intrinsic values of options exercised during the periods ended November 2, 2008 and October 28, 2007 were $0.1 million and $0.6 million, respectively. The total cash received from the exercise of stock options was $0.2 million and $0.3 million in the fiscal years ended November 2, 2008 and October 28, 2007, respectively, and is classified as financing cash flows in the statement of cash flows. Prior to the adoption of SFAS 123R, the Company presented all tax benefit deductions resulting from the exercise of stock options as operating cash flows. SFAS 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The actual tax benefit realized from the exercise of stock options for the fiscal year ended November 2, 2008 and October 28, 2007 was $0.1 million and $0.2 million, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--Stock Option Plan--Continued

Transactions involving outstanding stock options under the plan were:

                                              Number of       Weighted Average
1995 Plan                                       Shares         Exercise Price
---------                                       ------         --------------

Outstanding - October 30, 2005                  661,346           $13.96

Exercised                                      (491,449)          $13.33
Forfeited                                       (16,920)          $15.19
                                               --------
Outstanding - October 29, 2006                  152,977           $15.85

Exercised                                       (23,625)          $14.58
Expired                                         (10,687)          $28.46
                                               --------
Outstanding - October 28, 2007                  118,665           $14.97

Exercised                                       (18,000)           $9.20
Expired                                         (23,550)          $25.96
Forfeited                                        (3,000)          $15.44
                                                -------
Outstanding - November 2, 2008                   74,115           $12.87
                                                =======

Price ranges of outstanding and exercisable options for the 1995 Plan as of November 2, 2008 are summarized below:

                                               Outstanding Options                                Exercisable Options
                              ----------------------------------------------------         --------------------------------
                                                  Average
Range of                        Number            Remaining      Weighted Average           Number         Weighted Average
Exercise Prices               of Shares          Life (Years)     Exercise Price           of Shares         Exercise Price
-----------------             ---------          -----------      ----------------         ---------         --------------
$7.11   - $12.08                18,450            4.09                $ 8.33                 18,450              $ 8.33
$12.35 - $12.42                  4,950            4.43                $12.36                  4,950              $12.36
$12.54 - $12.54                 19,500            2.08                $12.54                 19,500              $12.54
$12.90 - $14.88                 16,755            1.13                $14.64                 16,755              $14.64
$14.98 - $19.65                 14,460            4.23                $17.19                 11,910              $17.04

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

Compensation expense of $27,000 was recognized in selling and administrative expenses in the Company's condensed consolidated statement of operations for the fiscal year 2008 on a straight-line basis over the vesting period for grants issued in fiscal 2007. As of November 2, 2008, there was $38,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements for these options to be recognized over a weighted average period of 1.4 years.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE K--Stock Option Plan--Continued

On December 18, 2007, the Company granted to employees (i) 233,000 restricted stock units and (ii) non-qualified stock options to purchase 152,996 shares of the Company's common stock at $13.32 per share under the 2006 Plan. If certain net income targets are met in fiscal years 2007 through 2011, the restricted stock units begin to vest over a five-year period through 2016. Similarly, if certain net income targets are met in fiscal years 2008 through 2012, substantially all the stock options will vest over a four-year period and expire on December 17, 2017. There was no compensation expense recognized on the grants with certain targets. Compensation expense of $5,000 was recognized in cost of sales in the Company's condensed consolidated statement of operations for fiscal year 2008 for options without targets. As of November 2, 2008, there was $18,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements to be recognized over a weighted average period of 2.6 years

The fair value of each option grant is estimated using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in year ended November 2, 2008: risk-free interest rates of 4.1%; expected volatility of 0.47; an expected life of the options of ten years; and no dividends. The weighted average fair value of stock options granted during this period was $8.38.

Transactions involving outstanding vested awards under the 2006 Plan were:

                                          Number of          Weighted Average
                                            Shares         Grant Date Fair Value
                                            ------         ---------------------

Outstanding - October 28, 2007               3,000                  $27.01

Awarded                                          -
                                             -----
Outstanding - November 2, 2008               3,000                  $27.01
                                             =====

Transactions involving outstanding non - vested awards under the 2006 Plan were:

                                                   Stock Options                              Stock Awards
                                         Number of         Weighted Average           Number of         Weighted Average
                                          Shares         Grant Date Fair Value         Shares            Purchase Price
                                          ------         ---------------------         ------            --------------
Outstanding - October 28, 2007                    -                                            -

Awarded                                     152,996                $13.32                233,000              $13.32
Forfeited                                   (21,466)               $13.32                (35,250)             $13.32
                                            -------                                      -------
Outstanding - November 2, 2008              131,530                $13.32                197,750              $13.32
                                            =======                                      =======

Price ranges of outstanding and exercisable options for the 2006 Plan as of November 2, 2008 are summarized below:

                                               Outstanding Options                                Exercisable Options
                              ----------------------------------------------------         --------------------------------
                                                  Average
Range of                       Number             Remaining      Weighted Average           Number          Weighted Average
Exercise Prices               of Shares          Life (Years)     Exercise Price           of Shares         Exercise Price
-----------------             ---------          -----------      ----------------         ---------         --------------
$13.32                         131,530            9.12                 $13.32                     -                  -

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

On September 5, 2008, the Company sold the net assets of its DataNational and Directory Systems divisions, whose operations for the current and comparable periods have been reclassified to Discontinued Operations, with the remainder of the segment being renamed Printing and Other. The operations of this segment were part of the Telephone Directory segment until the current quarter.

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

Segment operating profit (loss) is comprised of segment gross profit less its overhead, selling and administrative costs and depreciation, and has limitations as an analytical tool. It should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are due to the omission of: (a) general corporate expenses; (b) interest income earned by the Company on excess cash generated by its segments; (c) interest expended on corporate debt necessary to finance the segments' operations and capital expenditures; and (d) interest and fees related to sales of interests in accounts receivable. Because of these limitations, segment operating profit (loss) should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

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

Financial  data  concerning  the Company's  sales and segment  operating  profit
(loss) by reportable operating segment for the fiscal years ended November 2, 2008, October 28, 2007 and October 29, 2006 are summarized in the table below.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

Sales, operating profit and identifiable assets by the Company's reportable operating segment are as follows:

                                                                         November            October           October
                                                                          2, 2008           28, 2007           29, 2006
                                                                        -----------        -----------        -----------
NET SALES                                                                              (In thousands)
Staffing Services:
   Sales to unaffiliated customers
      Staffing                                                          $ 1,982,072        $ 1,916,621        $ 1,910,416
      Managed Services                                                    1,278,399          1,212,915          1,109,315
                                                                        -----------        -----------        -----------
      Total gross sales                                                   3,260,471          3,129,536          3,019,731
   Less: Non-recourse Managed Services                                   (1,222,972)        (1,164,243)        (1,052,682)
   Intersegment sales                                                         6,316              5,642              5,233
                                                                        -----------        -----------        -----------
                                                                          2,043,815          1,970,935          1,972,282
                                                                        -----------        -----------        -----------
Telecommunications Services:
   Sales to unaffiliated customers                                          170,753            118,311            118,081
   Intersegment sales                                                           970              1,401                781
                                                                        -----------        -----------        -----------
                                                                            171,723            119,712            118,862
                                                                        -----------        -----------        -----------
Computer Systems:
   Sales to unaffiliated customers                                          202,167            188,703            173,972
   Intersegment sales                                                        10,488             10,611             13,958
                                                                        -----------        -----------        -----------
                                                                            212,655            199,314            187,930
                                                                        -----------        -----------        -----------
Printing and Other:
   Sales to unaffiliated customers                                           16,899             12,754             11,130
   Intersegment sales                                                            --                  9                 91
                                                                        -----------        -----------        -----------
                                                                             16,899             12,763             11,221
                                                                        -----------        -----------        -----------

Elimination of intersegment sales                                           (17,774)           (17,663)           (20,063)
                                                                        -----------        -----------        -----------
TOTAL NET SALES                                                         $ 2,427,318        $ 2,285,061        $ 2,270,232
                                                                        ===========        ===========        ===========

SEGMENT PROFIT (LOSS)
Staffing Services                                                       $    40,516        $    53,598        $    58,799
Telecommunications Services                                                 (22,641)             4,977             (1,168)
Computer Systems                                                            (22,715)            31,676             28,447
Printing and Other                                                              306                209             (2,103)
                                                                        -----------        -----------        -----------
Total segment (loss) profit                                                  (4,534)            90,460             83,975

General corporate expenses                                                  (36,114)           (39,772)           (43,349)
                                                                        -----------        -----------        -----------
TOTAL OPERATING (LOSS) PROFIT                                               (40,648)            50,688             40,626

Interest income and other (expense) income, net                                 848               (890)            (4,304)
Interest expense                                                             (7,624)            (3,612)            (1,819)
Foreign exchange gain (loss)                                                  1,155               (421)              (505)
                                                                        -----------        -----------        -----------
(Loss) income from continuing operations before income taxes and
minority interest                                                       ($   46,269)       $    45,765        $    33,998
                                                                        ===========        ===========        ===========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

                                                     November 2,     October 28,
                                                            2008            2007
                                                        --------        --------

                                                             (In thousands)
 Assets:
Staffing Services                                       $455,618        $485,500
Telecommunications Services                               48,635          75,532
Computer Systems                                         189,669         220,309
Printing and Other                                        13,811          13,674
                                                        --------        --------
                                                         707,733         795,015
Cash, investments and other corporate assets             218,046           9,873
Discontinued Operations                                       --          35,263
                                                        --------        --------
Total assets                                            $925,779        $840,151
                                                        ========        ========

Sales to external customers and assets of the Company by geographic area are as follows:

                                                            Year Ended
                                           --------------------------------------------
                                           November 2,      October 28,      October 29,
                                                 2008             2007             2006
                                           ----------       ----------       ----------

                                                          (In thousands)
Sales:
   Domestic                                $2,236,255       $2,127,039       $2,139,632
   International, principally Europe          191,063          158,022          130,600
                                           ----------       ----------       ----------
                                           $2,427,318       $2,285,061       $2,270,232
                                           ==========       ==========       ==========

                                                             Year Ended
                                                       -------------------------
                                                     November 2,     October 28,
                                                           2008            2007
                                                       --------         --------

                                                            (In thousands)
Assets:
   Domestic                                            $825,978         $712,649
   International, principally Europe                     99,801          127,502
                                                       --------         --------
                                                       $925,779         $840,151
                                                       ========         ========

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

In fiscal 2008, the Staffing Services segment's sales to two customers accounted for approximately 12% and 10% of the total sales of that segment, the Telecommunication Services segment's sales to three customers accounted for approximately 52%, 12% and 11% of the total sales of that segment; and the Computer Systems segment's sales to two customers accounted for approximately 19% and 15% of the total sales of that segment. In fiscal 2008, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 10% of the Company's consolidated net sales of $2.4 billion and 6% of the Company's consolidated gross billings of $3.7 billion under a number of different contracts. The difference between net sales and gross billings is the Company's associate vendor costs, which are excluded from sales due to the Company's relationship with the customers and the Company's associate vendors, who have agreed to be paid subject to receipt of the customers' payment to the Company. Revenue for these services is recognized net of associated vendor costs in the period the services are rendered. The Company believes that gross billing is a meaningful measure, which reflects actual volume by the customers.

The loss of one or more of these customers, unless the business is replaced by the Company or the segment, could result in an adverse effect on the results for the Company or that segment's business.

In fiscal 2007, the Staffing Services segment's sales to one customer accounted for approximately 13% of the total sales of that segment; the Telecommunications Services segment's sales to two customers accounted for approximately 33% and 15% of the total sales of that segment; and the Computer Systems segment's sales to two customers accounted for approximately 25% and 17% of the total sales of that segment. In fiscal 2007, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 11% of the Company's consolidated net sales of $2.3 billion and 7% of the Company's consolidated gross billings of $3.5 billion under a number of different contracts.

In fiscal 2006, the Staffing Services segment's sales to one customer accounted for approximately 13% of the total sales of that segment; the Telecommunications Services segment's sales to three customers accounted for approximately 24%, 22% and 18% of the total sales of that segment; and the Computer Systems segment's sales to two customers accounted for approximately 25% and 14% of the total sales of that segment. In fiscal 2006, the sales to seven operating units of one customer, Microsoft Corporation, accounted for 11% of the Company's consolidated net sales of $2.3 billion and 7% of the Company's consolidated gross billings of $3.3 billion under a number of different contracts.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--Segment Disclosures--Continued

Capital   expenditures  and  depreciation  and  amortization  by  the  Company's operating segments are as follows:

                                                        Year Ended
                                          --------------------------------------
                                          November 2,   October 28,  October 29,
                                                2008          2007         2006
                                             -------       -------       -------
                                                       (In thousands)
Capital Expenditures:
   Staffing Services                         $ 9,100       $12,508       $10,513
   Telecommunications Services                 5,849         3,351         1,781
   Computer Systems                           12,065        11,725         7,450
   Printing and Other                             69           986           149
                                             -------       -------       -------
      Total segments                          27,083        28,570        19,893
   Corporate                                   1,151         2,009         2,227
                                             -------       -------       -------
                                             $28,234       $30,579       $22,120
                                             =======       =======       =======

Depreciation and Amortization (a):
   Staffing Services                         $14,052       $12,732       $12,019
   Telecommunications Services                 2,558         1,950         1,438
   Computer Systems                           18,883        16,310        13,309
   Printing and Other                            770           754           760
                                             -------       -------       -------
     Total segments                           36,263        31,746        27,526
   Corporate                                   2,373         5,321         6,204
                                             -------       -------       -------
                                             $38,636       $37,067       $33,730
                                             =======       =======       =======

(a) Includes depreciation and amortization of property, plant and equipment for fiscal years 2008, 2007 and 2006 of $30.7 million, $32.3 million and $30.0 million, respectively, of which $8.6 million, $11.6 million and $11.6 million, respectively, relate to the depreciation of capitalized software.

NOTE M--Employee Benefits

The Company has various savings plans that permit eligible employees to make contributions on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. In January 2000, the Company amended the savings plan for permanent employees to provide a Company contribution in the form of a 50% match of the first 3% of salary contributed by eligible participants. For participants with less than five years of service, the Company's matching contributions vest at 20% per year over a five-year period. Company contributions to the plan are made semi-annually. Under the plan, the Company's contributions of $3.0 million, $2.0 million and $1.8 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, were accrued and charged to compensation expense.

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

Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. At November 2, 2008, the Company had no outstanding foreign currency option contracts.

Restricted cash at November 2, 2008 and October 28, 2007 included $48.6 million and $25.5 million, respectively, to cover obligations that were reflected in accounts payable at that date. These amounts primarily related to certain contracts with customers, for whom the Company manages the customers' alternative staffing requirements, including the payments to associate vendors.

NOTE O--Leases

The  future  minimum  rental   commitments  as  of  November  2,  2008  for  all
non-cancelable operating leases were as follows:

   Fiscal Year             Total           Office Space         Equipment
   -----------             -----           ------------         ---------
                                          (In thousands)

   2009                    $19,057             $18,779             $278
   2010                     13,532              13,341              191
   2011                      8,865               8,751              114
   2012                      5,192               5,136               56
   2013                      2,223               2,223                -
   Thereafter                5,991               5,991                -
                           -------             -------             ----
                           $54,860             $54,221             $639
                           =======             =======             ====

Many of the leases also require the Company to pay and contribute to property taxes, insurance and ordinary repairs and maintenance. The lease agreements which expire at various dates though 2018 and may be subject in some cases to renewal options, early termination options or escalation clauses.

Rental expense for all operating leases for fiscal years 2008, 2007 and 2006 was $28.4 million, $29.9 million and $29.7 million, respectively.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE P--Related Person Transactions

During fiscal 2008, 2007 and 2006, the Company paid or accrued $1.7 million, $1.6 million and $0.9 million, respectively, to the law firms of which Lloyd Frank, a director, is of counsel, for services rendered to the Company and expenses reimbursed. In addition, during fiscal 2008 the Company paid $34,200 to Michael Shaw, Ph. D., a brother of Steven Shaw, the Chief Executive Officer and director, for services rendered to the Company.

In October 2006, the Company purchased 300,000 shares of common stock from the Estate of William Shaw, the former CEO of the Company, at a price of $26.50 per share, for a total of $7,950,000. The funds were transferred in November 2006. The Company intends to use these shares to fund awards under the Volt Information Sciences, Inc. 2006 Incentive Stock Plan. The shares were purchased at a price below the price at which the Company's common stock was then being traded on the New York Stock Exchange (the low trade for the day was $26.63 and the high trade was $27.23). The decision to make the purchase was made by the Board of Directors, which delegated the negotiation of the purchase price to senior management of the Company.

In fiscal 2006, the Company advanced $162,400 directly to the attorneys for Mr. Thomas Daley, an executive officer of the Company. In 2006, the Company also paid $336,100 for legal fees of the independent counsel to the Audit Committee of the Board of Directors of the Company.

NOTE Q--Subsequent Events

On January 7, 2009, the Amended Securitization Program was further amended to reduce the size of the facility from $200.0 million to $175.0 million and to extend the 364-day liquidity to January 6, 2010. The scheduled expiration of the Amended Securitization Program was not amended, and remains 2013.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE R--Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the fiscal years ended November 2, 2008 and October 28, 2007. Each quarter contained thirteen weeks, except the fourth quarter of fiscal 2008 which contained fourteen weeks.

                                                                 Fiscal 2008 Quarter
                                               ----------------------------------------------------------
                                                 First           Second          Third           Fourth
                                               ---------        ---------       ---------       ---------

                                                        (In thousands, except per share data)
Net sales                                      $ 581,054        $ 605,087       $ 590,553       $ 650,624
                                               =========        =========       =========       =========

Gross profit                                   $  13,969        $  36,853       $  36,153       $  50,160
                                               =========        =========       =========       =========

(Loss) income from continuing operations       ($ 13,638)       $   1,301       $   1,290       ($ 23,224)
Income from discontinued operations                  430            2,069           2,665          93,321
                                               ---------        ---------       ---------       ---------
Net (loss) income                              ($ 13,208)       $   3,370       $   3,955       $  70,097
                                               =========        =========       =========       =========

(Loss) income per share
(Loss) income from continuing operations       ($   0.61)       $    0.06       $    0.06       ($   1.07)
Income from discontinued operations                 0.02             0.09            0.12            4.31
                                               ---------        ---------       ---------       ---------
  Net (loss) income                            ($   0.59)       $    0.15       $    0.18       $    3.24
                                               =========        =========       =========       =========

                                                                   Fiscal 2007 Quarter
                                               ----------------------------------------------------------
                                                 First           Second           Third          Fourth
                                               ---------        ---------       ---------       ---------

                                                        (In thousands, except per share data)

Net sales                                      $ 537,642        $ 552,333       $ 590,218       $ 604,868
                                               =========        =========       =========       =========

Gross profit                                   $  31,569        $  39,430       $  41,844       $  63,957
                                               =========        =========       =========       =========

(Loss) income from continuing operations       ($    126)       $   4,337       $   6,137       $  19,194
Income from discontinued operations                  853            2,056           2,980           3,901
                                               ---------        ---------       ---------       ---------
Net income                                     $     727        $   6,393       $   9,117       $  23,095
                                               =========        =========       =========       =========

(Loss) income per share
(Loss) income from continuing operations       ($   0.01)       $    0.19       $    0.27       $    0.86
Income from discontinued operations                 0.04             0.09            0.13            0.17
                                               ---------        ---------       ---------       ---------
  Net income                                   $    0.03        $    0.28       $    0.40       $    1.03
                                               =========        =========       =========       =========

Historically, the Company's results of operations have been lowest in its first fiscal quarter as a result of reduced requirements for the Staffing Services segment's personnel due to the Thanksgiving, Christmas and New Year holidays as well as certain customer facilities closing for one to two weeks. In addition, the Printing and Other segment's DataNational division publishes more directories during the second half of the fiscal year. During the third and fourth quarter of the fiscal year, the Staffing Services segment benefits from a reduction of payroll taxes and increased use of Administrative and Industrial services during the summer vacation period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of November 2, 2008 (the "Evaluation"). Based on that evaluation and the events described below, management concluded that, as of their evaluation, the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were not effective because of the effect of a material weakness in the Company's system of internal controls, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria), at one of the Company's subsidiaries. Management concluded that the subsidiary did not maintain effective policies and procedures to timely review and evaluate the appropriate recognition of revenue related to sales contracts with multiple deliverables. Additionally, management concluded that the subsidiary did not timely and/or accurately review and monitor certain other transactional control functions. These deficiencies resulted in multiple adjustments which caused a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Efforts Related to the Material Weakness in Internal Controls

The Company's management reviewed and is evaluating the design of the control procedures relating to revenue recognition and other transactions, and is taking the following actions to remediate the reported material weakness in internal controls over financial reporting.

The Company will re-evaluate the accounting functions and related technical expertise required. Changes will be made to include the technical abilities needed in this subsidiary. In addition corporate oversight of this business unit will be increased to review and monitor certain complex and/or judgmental accounting functions.

The Company's management has discussed this material weakness and initial corrective actions and future plans with the Audit Committee and the Company's Board of Directors. The Company expects to remediate the material weakness in the first half of fiscal 2009.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluated the effectiveness of the Company's internal control over financial reporting using the COSO criteria, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, and assessed the effectiveness of the Company's internal control over financial reporting as of November 2, 2008.

In management's assessment, the Company did not maintain effective internal control over financial reporting, as of November 2, 2008, based on the COSO criteria, because of the effect of the material weakness described above.

The Company's independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company's internal control over financial reporting as of November 2, 2008, as stated in their report which is included herein.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Volt Information Sciences, Inc.

We have audited Volt Information Sciences, Inc. and subsidiaries' internal control over financial reporting as of November 2, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Volt Information Sciences Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. One of the Company's subsidiaries did not maintain effective policies and procedures to timely review and evaluate the appropriate recognition of revenue related to sales contracts with multiple deliverables. Additionally, the subsidiary did not timely and/or accurately review and monitor certain other transactional control functions. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the Company's financial statements for the year ended November 2, 2008 and this report does not affect our report dated February 2, 2009 on those financial statements.

In our opinion, because of the material weakness described above on the achievement of the objectives of the control criteria, Volt Information Sciences, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of November 2, 2008, based on the COSO criteria.

/s/ Ernst & Young LLP


New York, New York
February 2, 2009

ITEM 9B. OTHER INFORMATION

    None.

                                    PART III


The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company's Proxy Statement for the Company's 2009 Annual Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended November 2, 2008 and is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company's executive officers which follows Item 4 in this Report and the information as to the Company's equity compensation plans contained in Item 5 in this Report are incorporated by reference into Items 10 and 12, respectively, of this Report.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements
          --------------------

          The following consolidated financial statements of Volt Information Sciences, Inc. and subsidiaries are included in Item 8 of this
          Report:
                                                                            Page
                                                                            ----

          Consolidated Balance Sheets--November 2, 2008 and
               October 28, 2007                                               70

          Consolidated Statements of Operations--Years ended
               November 2, 2008, October 28, 2007 and
               October 29, 2006                                               71

          Consolidated Statements of Stockholders' Equity--Years ended
               November 2, 2008, October 28, 2007 and October 29, 2006        72

          Consolidated Statements of Cash Flows--Years ended
               November 2, 2008, October 28, 2007 and October 29, 2006        73

          Notes to Consolidated Financial Statements                          75


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

15(a)(3). Exhibits
Exhibit   Description
-------   -----------

2.1* Asset Purchase Agreement dated as of July 29, 2008 among YPG Directories, LLC, YPG Systems, LLC and YPG Holdings Inc. and the Company, DataNational, Inc. and DataNational Georgia, Inc.

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

3.3 By-Laws of the Company. (Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 26, 2007, File No. 1-9232).

4.1(a) Credit Agreement dated as of December 19, 2006 among Volt Delta Resources, LLC, the lenders party thereto and Wells Fargo Bank N.A., as administrative agent (Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 22, 2006, File No. 1-9232).

4.1(b) Guarantee and Collateral Agreement dated as of December 19, 2006 made by each grantor thereto in favor of Wells Fargo Bank N.A., as administrative agent for all lenders party to the Credit Agreement (Exhibit 99.2 to the Company's Current Report on Form 8-K dated December 22, 2006, File No. 1-9232).

4.1(c) Amendment No. 1, dated as of August 1, 2007, to the Credit Agreement, dated as of December 19, 2006. (Exhibit 4.1(l) to the Company's Current Report on Form 8-K dated August 3, 2007, File No. 1-9232).

4.1(d) Form of Revolving Notes under the Credit Agreement, dated as of December 19, 2006. (Exhibit 4.1(n) to the Company's Current Report on Form 8-K dated August 3, 2007, File No. 1-9232).

4.1(e) Credit Agreement, dated as of February 28, 2008, among Volt Information Sciences, Inc., as the borrower, certain subsidiaries of the borrower, as the guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and JPMorgan Chase Bank, as syndication agent. (Exhibit 4.1(p) to the Company's Current Report on Form 8-K dated March 5, 2008, File No. 1-9232).

4.1(f) Waiver, dated as of August 14, 2008, to the Credit Agreement dated as of February 28, 2008. (Exhibit 4.1(q) to the Company's Current Report on Form 8-K dated August 20, 2008, File No. 1-9232).

4.1(g) Amended and Restated Receivables Purchase Agreement dated June 3, 2008 among Volt Information Funding Corp., the various buyers and buyer agents, the Company and PNC Bank as administrator for each buyer group. (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 2008 File No. 1-9232).

4.1(h) Amendment No. 2 to the Amended and Restated Receivable Purchase Agreement, dated as of January 7, 2009. among Volt Information Funding Corp., the various buyers and buyer agents, the Company and PNC Bank as administrator for each buyer group. (Exhibit 10.01 to the Company's Current Report on Form 8-K dated January 13, 2009 File No. 1-9232).

4.1(i)    Letter   Agreement  dated  January  7,  2009  among  PNC  Bank,  as administrator and a buyer agent, Fifth Third Bank, as a buyer agent, Volt Funding, as seller and the Company, individually and as servicer. (Exhibit 10.01 to the Company's Current Report on Form 8-K dated January 13, 2009 File No. 1-9232).

Exhibit   Description
-------   -----------

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

                                        VOLT INFORMATION SCIENCES, INC.

Dated: New York, New York               By: /s/Steven A. Shaw
       January  30, 2009                   ------------------
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

Signature                Title                                      Date
---------                -----                                      ----

/s/Steven A. Shaw        President, and                         January 30, 2009
--------------------     Chief Executive Officer
Steven A. Shaw

/s/Jack Egan             Senior Vice President                  January 30, 2009
------------------       (Principal Financial and
Jack Egan                Accounting Officer)

/s/Lloyd Frank           Director                               January 30, 2009
--------------------
Lloyd Frank

/s/Theresa A. Havell     Director                               January 30, 2009
--------------------
Theresa A. Havell

/s/Mark N. Kaplan        Director                               January 30, 2009
--------------------
Mark N. Kaplan

/s/Bruce G. Goodman      Director                               January 30, 2009
--------------------
Bruce G. Goodman

/s/William H. Turner     Director                               January 30, 2009
--------------------
William H. Turner

/s/Deborah Shaw          Director                               January 30, 2009
--------------------
Deborah Shaw



VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

  Column A                                            Column B                     Column C          Column D           Column E
  --------                                            --------                     -------           --------           --------
                                                                           Additions
                                                                      ----------------------
                                                       Balance at    Charged to     Charged to                           Balance at
                                                        Beginning     Costs and       Other                               End of
                                                        of Period     Expenses      Accounts        Deductions            Period
                                                        ---------     --------      --------        ----------            ------
                                                                                   (In thousands)
  Year ended November 2, 2008
    Deducted from asset accounts:
    Allowance for uncollectible accounts                   $3,749         $4,634                         $3,055  (a,b)      $5,328
    Work in process inventory reserve                       4,230            (85)                                            4,145
    Allowance for deferred tax assets                       1,526                        $2,479 (c)                          4,005
    Unrealized (gain) loss on marketable securities          (148)                          187 (d)                             39

  Year ended October 28, 2007
    Deducted from asset accounts:
    Allowance for uncollectible accounts                   $5,943           $393                         $2,587  (a,b)      $3,749
    Work in process inventory reserve                       4,327            (97)                                            4,230
    Allowance for deferred tax assets                       2,258                                          732   (c)         1,526
    Unrealized gain on marketable securities                  (87)                         $(61)(d)                           (148)

  Year ended October 29, 2006
    Deducted from asset accounts:
    Allowance for uncollectible accounts                   $5,654         $2,670                         $2,381  (a,b)      $5,943
    Inventory reserve                                       2,506          1,821                                             4,327
    Allowance for deferred tax assets                       4,760                                         2,502  (c)         2,258
    Unrealized (gain) loss gain on marketable securities     (101)                          $14 (d)                            (87)

(a)--Includes write-off of uncollectible accounts.
(b)--Includes foreign currency translation (loss) gain of $(43) in 2008, $119 in 2007and ($7) in 2006, respectively.
(c)--Charge or credit to income tax provision.
(d)--Charge (credit) to stockholders' equity.

                                INDEX TO EXHIBITS
                                -----------------

Exhibit   Description
-------   -----------

2.1* Asset Purchase Agreement dated as of July 29, 2008 among YPG Directories, LLC, YPG Systems, LLC and YPG Holdings Inc. and the Company, DataNational, Inc. and DataNational Georgia, Inc.

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

3.3 By-Laws of the Company. (Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 26, 2007, File No. 1-9232).

4.1(a) Credit Agreement dated as of December 19, 2006 among Volt Delta Resources, LLC, the lenders party thereto and Wells Fargo Bank N.A., as administrative agent (Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 22, 2006, File No. 1-9232).

4.1(b) Guarantee and Collateral Agreement dated as of December 19, 2006 made by each grantor thereto in favor of Wells Fargo Bank N.A., as administrative agent for all lenders party to the Credit Agreement (Exhibit 99.2 to the Company's Current Report on Form 8-K dated December 22, 2006, File No. 1-9232).

4.1(c) Amendment No. 1, dated as of August 1, 2007, to the Credit Agreement, dated as of December 19, 2006. (Exhibit 4.1(l) to the Company's Current Report on Form 8-K dated August 3, 2007, File No. 1-9232).

4.1(d) Form of Revolving Notes under the Credit Agreement, dated as of December 19, 2006. (Exhibit 4.1(n) to the Company's Current Report on Form 8-K dated August 3, 2007, File No. 1-9232).

4.1(e) Credit Agreement, dated as of February 28, 2008, among Volt Information Sciences, Inc., as the borrower, certain subsidiaries of the borrower, as the guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and JPMorgan Chase Bank, as syndication agent. (Exhibit 4.1(p) to the Company's Current Report on Form 8-K dated March 5, 2008, File No. 1-9232).

4.1(f) Waiver, dated as of August 14, 2008, to the Credit Agreement dated as of February 28, 2008. (Exhibit 4.1(q) to the Company's Current Report on Form 8-K dated August 20, 2008, File No. 1-9232).

4.1(g) Amended and Restated Receivables Purchase Agreement dated June 3, 2008 among Volt Information Funding Corp., the various buyers and buyer agents, the Company and PNC Bank as administrator for each buyer group. (Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 2008 File No. 1-9232).

4.1(h) Amendment No. 2 to the Amended and Restated Receivable Purchase Agreement, dated as of January 7, 2009. among Volt Information Funding Corp., the various buyers and buyer agents, the Company and PNC Bank as administrator for each buyer group. (Exhibit 10.01 to the Company's Current Report on Form 8-K dated January 13, 2009 File No. 1-9232).

4.1(i)    Letter   Agreement  dated  January  7,  2009  among  PNC  Bank,  as administrator and a buyer agent, Fifth Third Bank, as a buyer agent, Volt Funding, as seller and the Company, individually and as servicer. (Exhibit 10.01 to the Company's Current Report on Form 8-K dated January 13, 2009 File No. 1-9232).

Exhibit   Description
-------   -----------

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