Form 10-Q
period 2009-02-01
VOLT INFORMATION SCIENCES, INC.
filed 2009-03-13
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q
 ---
/X /   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934

For the Three Months Ended February 1, 2009.

       Or
 ---
/  /   Transition Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934

For the transition period from                        to
                               -----------------------  ------------------------

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
   Large Accelerated Filer                Accelerated Filer              X
                             -----                                     -----
   Non-Accelerated Filer                  Smaller Reporting Company
                             -----                                     -----

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).   Yes         No X
                                 ---        ---

The number of shares of the registrant's common stock, $.10 par value, outstanding as of March 9, 2009 was 20,842,806.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of Operations (Unaudited) -
            Three Months Ended February 1, 2009 and January 27, 2008           3

            Condensed Consolidated Balance Sheets -
            February 1, 2009 (Unaudited) and November 2, 2008                  4

            Condensed Consolidated Statements of Cash Flows (Unaudited) -
            Three Months Ended February 1, 2009 and January 27, 2008           5

            Notes to Condensed Consolidated Financial Statements               7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         19

Item 3.     Quantitative and Qualitative Disclosures about Market Risk        45

Item 4.     Controls and Procedures                                           47


PART II - OTHER INFORMATION

Item 6.     Exhibits                                                          48

SIGNATURE                                                                     48

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                              Three Months Ended
                                                          February 1,     January 27,
                                                                 2009            2008
                                                         ------------    ------------
                                                    (In thousands, except per share amounts)

NET SALES                                                $    499,699    $    581,054

COST AND EXPENSES:
 Cost of sales                                                477,916         567,085
 Selling and administrative                                    22,046          22,337
 Impairment and restructuring costs                             8,680           1,504
 Depreciation and amortization                                  8,865           9,589
                                                         ------------    ------------
                                                              517,507         600,515
                                                         ------------    ------------

OPERATING LOSS                                                (17,808)        (19,461)

OTHER INCOME (EXPENSE):
 Interest income                                                  613           1,302
 Other expense, net                                              (244)         (1,650)
 Foreign exchange gain (loss), net                                282            (309)
 Interest expense                                              (1,613)         (1,622)
                                                         ------------    ------------
 Loss from continuing operations before minority
    interest and income taxes                                 (18,770)        (21,740)

Minority interest                                                 352              33
                                                         ------------    ------------

Loss from continuing operations before income taxes           (18,418)        (21,707)
Income tax benefit                                              5,360           8,069
                                                         ------------    ------------

Loss from continuing operations                          ($    13,058)   ($    13,638)

Discontinued operations, net of taxes                              --             430
                                                         ------------    ------------

NET LOSS                                                 ($    13,058)   ($    13,208)
                                                         ============    ============


                                                                Per Share Data
                                                                --------------

Basic and Diluted:
Loss from continuing operations                                ($0.63)         ($0.61)
Discontinued operations                                            --            0.02
                                                         ------------    ------------
Net loss                                                       ($0.63)         ($0.59)
                                                         ============    ============

Weighted average number of shares                              20,843          22,301
                                                         ============    ============


 See accompanying notes to condensed consolidated financial statements (unaudited).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                               February 1, 2009    November 2, 2008
                                                                                 (Unaudited)           (Audited)
                                                                               ----------------    ----------------
ASSETS                                                                         (In thousands, except share amounts)
CURRENT ASSETS
  Cash and cash equivalents                                                    $        134,708    $        120,929
  Restricted cash                                                                        28,160              48,581
  Short-term investments                                                                  3,830               4,178
  Trade accounts receivable, net of allowances of $4,147 (2009) and
  $5,328 (2008)                                                                         399,301             488,482
  Inventories, net of allowances of $3,638 (2009) and $4,145 (2008)                      20,948              29,025
  Recoverable income taxes                                                                8,222                  --
  Deferred income taxes                                                                   8,626               9,685
  Prepaid insurance and other assets                                                     29,754              36,684
                                                                               ----------------    ----------------
TOTAL CURRENT ASSETS                                                                    633,549             737,564

Property, plant and equipment, net                                                       66,799              68,173
Insurance and other assets                                                                1,448               1,276
Deferred income taxes                                                                    17,491              17,081
Goodwill                                                                                 51,442              57,481
Other intangible assets, net                                                             42,231              44,204
                                                                               ----------------    ----------------
TOTAL ASSETS                                                                   $        812,960    $        925,779
                                                                               ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings, including current portion of long-term debt           $        117,364    $        108,216
  Accounts payable                                                                      171,400             215,265
  Accrued wages and commissions                                                          41,533              50,918
  Accrued taxes other than income taxes                                                  22,870              22,227
  Accrued insurance and other accruals                                                   35,053              33,327
  Deferred income and other liabilities                                                  12,798              14,183
  Income taxes payable                                                                       --              55,569
                                                                               ----------------    ----------------
TOTAL CURRENT LIABILITIES                                                               401,018             499,705

Long-term debt, excluding current portion                                                11,912              12,082
Deferred income                                                                           3,497               3,360
Income taxes payable                                                                        937                 937
Deferred income taxes                                                                    13,780              14,551

Minority interest                                                                         1,000               2,010

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none                 --                  --
  Common stock, par value $.10; Authorized--120,000,000 shares; issued
    --23,498,103 shares                                                                   2,350               2,350
  Paid-in capital                                                                        51,016              51,006
  Retained earnings                                                                     369,432             381,832
  Accumulated other comprehensive loss                                                     (328)               (400)
                                                                               ----------------    ----------------
                                                                                        422,470             434,788
  Less treasury stock--2,655,297 shares, at cost                                        (41,654)            (41,654)
                                                                               ----------------    ----------------
TOTAL STOCKHOLDERS' EQUITY                                                              380,816             393,134
                                                                               ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $        812,960    $        925,779
                                                                               ================    ================

                See accompanying notes to condensed consolidated financial statements (unaudited).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                   Three Months Ended
                                                                              ----------------------------
                                                                               February 1,     January 27,
                                                                                      2009            2008
                                                                              ------------    ------------
                                                                                     (In thousands)
CASH  PROVIDED BY OPERATING ACTIVITIES
Net loss                                                                          ($13,058)       ($13,208)
Discontinued operations, net of taxes                                                   --            (430)
                                                                              ------------    ------------
Net loss from  continuing operations                                               (13,058)        (13,638)

Adjustments to reconcile net loss to cash provided by operating activities:
    Depreciation and amortization                                                    8,865           9,589
    Impairment of goodwill                                                           6,039              --
    Accounts receivable provisions                                                      26           4,163
    Minority interest                                                                 (352)            (33)
    Gain on dispositions of property, plant and equipment                             (119)             --
    Impairment charge - property, plant and equipment                                1,211              --
    (Gain) loss on foreign currency translation                                       (382)             91
    Deferred income tax benefit                                                        (37)         (8,095)
    Share-based compensation expense related to employee stock options                  10              37
Changes in operating assets and liabilities, net of assets acquired :
    Accounts receivable                                                             88,986          38,058
    Reduction in securitization of accounts receivable                                  --         (20,000)
    Inventories                                                                      8,333          21,645
    Prepaid insurance and other current assets                                       7,320           8,734
    Insurance and other long-term assets                                              (182)           (631)
    Accounts payable                                                               (23,277)        (17,978)
    Accrued expenses                                                                (6,592)         (2,117)
    Deferred income and other liabilities                                           (2,078)            394
    Income taxes                                                                   (63,350)         (9,334)
                                                                              ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           11,363          10,885
                                                                              ------------    ------------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued

                                                                     Three Months Ended
                                                                ----------------------------
                                                                 February 1,     January 27,
                                                                        2009            2008
                                                                ------------    ------------
                                                                       (In thousands)
CASH USED IN INVESTING ACTIVITIES
Sales of investments                                            $        446    $        696
Purchases of investments                                                (463)           (727)
Decrease in restricted cash                                           20,421           2,936
Decrease in payables related to restricted cash                      (20,421)         (2,936)
Proceeds from disposals of property, plant and equipment, net            257               2
Purchases of property, plant and equipment                            (7,348)         (7,745)
                                                                ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                 (7,108)         (7,774)
                                                                ------------    ------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Payment of long-term debt                                               (167)           (123)
Purchase of treasury shares                                               --          (8,081)
Proceeds of short term borrowings                                      9,131           1,768
                                                                ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    8,964          (6,436)
                                                                ------------    ------------

Effect of exchange rate changes on cash                                  560           1,382
                                                                ------------    ------------

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities from discontinued operations                         --           5,100
Investing activities from discontinued operations                         --             534
                                                                ------------    ------------
CASH PROVIDED BY DISCONTINUED OPERATIONS                                  --           5,634
                                                                ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             13,779           3,691

Increase in discontinued operations cash                                  --             (21)
                                                                ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             13,779           3,670

Cash and cash equivalents, beginning of period                       120,929          40,343
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    134,708    $     44,013
                                                                ============    ============

SUPPLEMENTAL INFORMATION
   Cash paid during the period:
     Interest expense                                           $      1,654    $      1,724
     Income taxes                                               $     58,480    $      9,831


   See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at February 1, 2009 and consolidated results of operations and consolidated cash flows for the three months ended February 1, 2009 and January 27, 2008.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2008. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Sunday nearest October 31.

Effective   November  3,  2008,  the  Company  adopted  Statement  of  Financial
Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" for certain financial assets and liabilities. This standard establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Quoted prices in active markets for similar assets and liabilities, quoted prices for identically similar assets or liabilities in markets that are not active and models for which all significant inputs are observable either directly or indirectly.

Level 3: Unobservable inputs reflecting the reporting entity's own assumptions or external inputs for inactive markets.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of February 1, 2009, the Company held approximately $165.2 million of "level 1" cash equivalents, restricted cash, short-term investments and investments in securities are measured at fair value on a recurring basis. The Company does not have any assets or liabilities that are based on "level 2" or "level 3" inputs.

Certain amounts in the first quarter of fiscal 2008 have been reclassified to conform to the fiscal 2009 presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B--Inventories

Inventories of accumulated unbilled costs, principally work in process, and materials, net of related reserves, by segment are as follows:

                                                      February 1,    November 2,
                                                             2009           2008
                                                     ------------   ------------
                                                           (In thousands)

Telecommunications Services                          $     11,682   $     16,874
Computer Systems                                            6,297          8,090
Printing and Other                                          2,969          4,061
                                                     ------------   ------------
Total                                                $     20,948   $     29,025
                                                     ============   ============

The cumulative amounts billed under service contracts at February 1, 2009 and November 2, 2008 of $33.3 million and $21.7 million, respectively, are credited against the related costs in inventory. In addition, inventory reserves at February 1, 2009 and November 2, 2008 of $3.6 million and $4.1 million, respectively, are credited against the related costs in inventory primarily for the Telecommunications Services segment.

NOTE C--Short-Term Borrowings

At February 1, 2009, the Company had credit facilities with various banks and financial conduits which provided for borrowings and letters of credit of up to an aggregate of $326.8 million, including the Company's $175.0 million five-year accounts receivable securitization program (the "Amended Securitization Program"), a $42.0 million five-year unsecured revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $100.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility"). The Company had total outstanding short-term borrowings of $116.7 million as of February 1, 2009. Included in these borrowings were $22.7 million of foreign currency borrowings which provide economic hedges against foreign denominated net assets.

Amended Securitization Program
------------------------------

On June 3, 2008, the Company's $200.0 million accounts receivable securitization program, which was due to expire within the next year, was transferred to a multi-buyer program administered by PNC Bank. The Amended Securitization Program has a five-year term. The conduits' commercial paper facilities are backed by liquidity agreements which are periodically renewed with the sponsor banks and have initial terms of 364 days ("364 day liquidity"). On January 7, 2009, the Amended Securitization Program was further amended to reduce the size of the facility from $200.0 million to $175.0 million and to extend the 364-day liquidity to January 6, 2010. The scheduled expiration of the Amended Securitization Program was not amended, and remains 2013.

Under the Amended Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Inc. ("Volt Funding"), a wholly-owned special purpose subsidiary of the Company. Volt Funding, in turn, borrows from two commercial paper conduits (Market Street Funding LLC, a PNC Bank affiliate, and Relationship Funding LLC), secured by an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company. The Company retains the servicing responsibility for the accounts receivable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE C--Short-Term Borrowings--Continued

The Amended Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company. The receivables and related borrowings remain on the balance sheet since Volt Funding effectively retains control over the receivables, which are no longer treated as sold assets. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as short-term borrowings on the condensed consolidated balance sheet. At February 1, 2009, Volt Funding had borrowed $42.9 million and $17.1 million from Market Street Funding and Relationship Funding, respectively. At February 1, 2009, borrowings bear a weighted-average interest rate of 2.3% per annum, excluding a facility fee of 0.75% per annum paid on the entire facility and a program fee of 0.5% paid on the outstanding borrowings.

The Company incurred charges of $1.5 million in the prior year fiscal quarter in connection with the sale of receivables under the Expiring Securitization Program, which are included in Other Expense in the consolidated statement of operations. The equivalent cost of funds in the Expiring Securitization Program was 5.6% per annum in the first quarter of fiscal 2008.

The Amended Securitization Program is subject to termination by PNC Bank (with the consent of the majority purchasers) under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, or the rate of collections on receivables failing to meet a specified threshold.

At February 1, 2009, the Company was in compliance with all requirements of the Amended Securitization Program.

Credit Agreement
----------------

On February 28, 2008, the Company entered into the Credit Agreement to replace the Company's then expiring $40.0 million secured credit agreement with an unsecured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit and $25.0 million for borrowing in alternative currencies. At February 1, 2009, $12.0 million was drawn on this facility. The administrative agent for the Credit Facility is Bank of America, N.A. The other banks participating in the Credit Facility are JP Morgan Chase Bank, N.A. as syndicated agent, Wells Fargo Bank, N.A. and HSBC Bank USA, N.A.

Borrowings under the Credit Agreement bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Based upon the Company's leverage ratio at February 1, 2009, if a three-month U.S.
Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 1.9% per annum, excluding a fee of 0.2% per annum paid on the entire facility.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior year; a limitation on total funded debt to EBITDA of 3.0 to 1.0; and a requirement that the Company maintain a minimum ratio of EBITDA, as defined, to interest expense, as defined, of 4.0 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE C--Short-Term Borrowings--Continued

the level of annual capital expenditures, and the amount of investments, including business acquisitions and mergers, and loans that may be made by the Company to its subsidiaries. At February 1, 2009, the Company was in compliance with all requirements of the Credit Agreement.

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

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $100.0 million with a sublimit of $10.0 million on the issuance of letters of credit. At February 1, 2009, $40.6 million was drawn on this facility. Certain interest rate options, as well as the commitment fee, are based on a leverage ratio, as defined, which resets quarterly. Based upon Volt Delta's leverage ratio at February 1, 2009, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 1.2% per annum. Volt Delta also pays a commitment fee on the unused portion of the Delta Credit Facility which varies based on Volt Delta's leverage ratio. At February 1, 2009, the commitment fee was 0.3% per annum.

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

At February 1, 2009, the Company was in compliance with all requirements of the Delta Credit Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE D--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:
                                                      February 1,    November 2,
                                                             2009           2008
                                                     ------------   ------------
                                                        (Dollars in thousands)

8.2% term loan (a)                                   $     12,182   $     12,316
Note payable for an acquisition (b)                           425            450
                                                     ------------   ------------
                                                           12,607         12,766
Less amounts due within one year                              695            684
                                                     ------------   ------------
Total long-term debt                                 $     11,912   $     12,082
                                                     ============   ============

(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $12.2 million at February 1, 2009. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at February 1, 2009 of $9.5 million. The obligation is guaranteed by the Company.

(b) Represents the present value of a $0.6 million payment due in sixty monthly installments, discounted at 5% per annum.


NOTE E--Stockholders' Equity

Changes in the major components of stockholders' equity for the three months ended February 1, 2009 are as follows:

                                                       Common            Paid-In          Retained            Treasury
                                                        Stock            Capital          Earnings             Stock
                                                   ---------------   ---------------   ---------------    ---------------
                                                                     (In thousands)
Balance at November 2, 2008                        $         2,350   $        51,006   $       381,832           ($41,654)
Amortization of restricted stock and stock units                                   7
Compensation expense - stock options                                               3
Change in fair value of minority interest                                                          658
Net loss for the three months                                                                  (13,058)
                                                   ---------------   ---------------   ---------------    ---------------
Balance at February 1, 2009                        $         2,350   $        51,016   $       369,432           ($41,654)
                                                   ===============   ===============   ===============    ===============

Another component of stockholders' equity, the accumulated other comprehensive income, consists of cumulative unrealized foreign currency translation loss, net of taxes, of $0.3 million and $0.4 million at February 1, 2009 and November 2, 2008, respectively, and unrealized loss in marketable securities, net of taxes, of $22,000 and $23,000 at February 1, 2009 and November 2, 2008, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive (loss) income as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE E--Stockholders' Equity

                                                          Three Months Ended
                                                          ------------------
                                                      February 1,   January 27,
                                                             2009          2008
                                                         --------      --------
                                                              (In thousands)

Net loss                                                 ($13,058)     ($13,208)
Change in fair value of minority interest                     658           (50)
Foreign currency translation adjustments, net                  71          (272)
Unrealized gain (loss) on marketable securities, net            1           (43)
                                                         --------      --------
Comprehensive loss                                       ($12,328)     ($13,573)
                                                         ========      ========

NOTE F--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

                                                          Three Months Ended
                                                          ------------------
                                                      February 1,    January 27,
                                                             2009           2008
                                                       ----------     ----------
Denominator for basic earnings per share:
    Weighted average number of shares                  20,842,806     22,301,204

Effect of dilutive securities:
    Employee stock options                                     --             --
                                                       ----------     ----------

Denominator for diluted earnings per share:
    Adjusted weighted average number of shares         20,842,806     22,301,204
                                                       ==========     ==========

Options to purchase 200,085 and 251,111 shares of the Company's common stock were outstanding at February 1, 2009 and January 27, 2008, respectively, but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.

NOTE G--Segment Disclosures

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE G--Segment Disclosures--Continued

On September 5, 2008, the Company sold the net assets of its DataNational and Directory Systems and Services divisions, whose operations for the current and comparable three-month periods have been reclassified to Discontinued Operations, with the remainder of the segment being renamed Printing and Other. The operations of this segment were part of the Telephone Directory segment until the fourth quarter of fiscal 2008.

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

General corporate expenses consists of the Company's shared service centers, and includes, among other items, enterprise resource planning, human resources, corporate accounting and finance, treasury, legal and executive functions. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions are included within general corporate expenses as they are not directly allocable to a specific segment.

Financial  data  concerning  the Company's  sales and segment  operating  profit
(loss) by reportable operating segment for the three months ended February 1, 2009 and January 27, 2008 are summarized in the table below.

During the three months ended February 1, 2009, consolidated assets decreased by $112.8 million primarily due to decreases in accounts receivable in all segments due to the decrease in sales, reduced levels in inventory primarily in the Telecommunication Services and a reduction in Corporate prepaid expenses and other current assets due to the reduction of insurance deposits related to the Casualty Program.

                                                        Three Months Ended
                                                        ------------------
                                                   February 1,      January 27,
                                                          2009             2008
                                                     ---------        ---------
                                                           (In thousands)
Net Sales:
----------
Staffing Services
   Staffing                                          $ 412,650        $ 468,571
   Managed Services                                    255,749          296,545
                                                     ---------        ---------
   Total Gross Sales                                   668,399          765,116
   Less: Non-Recourse Managed Services                (243,411)        (283,312)
                                                     ---------        ---------
   Net Staffing Services                               424,988          481,804
Telecommunications Services                             24,376           47,203
Computer Systems                                        48,487           50,783
Printing and Other                                       5,852            5,229
Elimination of intersegment sales                       (4,004)          (3,965)
                                                     ---------        ---------

Total Net Sales                                      $ 499,699        $ 581,054
                                                     =========        =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE G--Segment Disclosures--Continued

                                                          Three Months Ended
                                                          ------------------
                                                      February 1,   January 27,
                                                             2009          2008
                                                         --------      --------
                                                              (In thousands)
Segment Operating (Loss) Profit:
--------------------------------
Staffing Services                                        ($10,602)      $ 5,469
Telecommunications Services                                   (46)      (19,165)
Computer Systems                                            2,428         3,252
Printing and Other                                            188          (113)
                                                         --------      --------
Total Segment Operating Loss                               (8,032)      (10,557)

General corporate expenses                                 (9,776)       (8,904)
                                                         --------      --------
Total Operating Loss                                      (17,808)      (19,461)

Interest income and other (expense), net                      369          (348)
Foreign exchange gain (loss), net                             282          (309)
Interest expense                                           (1,613)       (1,622)
                                                         --------      --------

Loss from continuing operations before minority
interest and income taxes                                ($18,770)     ($21,740)
                                                         ========      ========

NOTE H--Derivative Financial Instruments, Hedging and Restricted Cash

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

Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. As of February 1, 2009, the Company had no outstanding foreign derivative instruments.

Restricted cash at February 1, 2009 and November 2, 2008 was $28.2 million and $48.6 million, respectively, to cover obligations that were reflected in accounts payable at that date. These amounts primarily related to certain contracts with customers, for which the Company manages the customers' alternative staffing requirements, including the payments to associate vendors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE I--Sale and Acquisitions of Businesses

On September 5, 2008, the Company sold the net assets of its directory systems and services and North American publishing operations to Yellow Page Group for cash proceeds of $179.3 million. The transaction included the net assets of Volt Directory Systems and DataNational but excluded the Uruguayan operations, which combined were historically reported as the Company's Telephone Directory segment. The Company recorded a pre-tax gain of $156.4 million ($93.3 million net of taxes) that was included in discontinued operations in the consolidated statement of operations in the fourth quarter of fiscal 2008. In accordance with SFAS No. 144, the results of operations of Volt Directory Systems and DataNational have been classified as discontinued in the prior period.

The following summarizes the discontinued operations:

                                                 Three Months Ended
                                                 ------------------
                                                    January 27,
                                                           2008
                                                       --------
                                                    (In thousands)

               Revenue                                 $ 10,484
                                                       ========

               Income before taxes                     $    718
               Income tax provision                        (288)
                                                       --------
               Income from discontinued operations     $    430
                                                       ========

NOTE J--Goodwill and Intangibles

Under SFAS 142, goodwill and indefinite-lived intangible assets are subject to annual impairment testing using fair value methodologies, which compare the fair value of each reporting unit to its carrying value. The Company performs its annual impairment testing during its second fiscal quarter, or more frequently if indicators of impairment arise. The timing of the impairment test may result in charges to earnings in a quarter that could not have been reasonably foreseen in prior periods. The Company generally determines the fair value of a reporting unit using the income approach, which is based on the present value of estimated future cash flows, or the market approach, which compares the business unit's multiples of sales and EBITDA to those multiples of the business unit's competitors. If the carrying value of the reporting unit's net assets including goodwill exceeds the fair value of the reporting unit, then the Company performs step two of the impairment test which allocates the fair value of the reporting unit's assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment of goodwill has occurred for such amount, and is reported as a component of operating income.

Based upon indicators of impairment in the fourth quarter of fiscal 2008, which included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company's business outlook primarily due to the macroeconomic environment, the Company performed an interim impairment test as of November 2, 2008. The Company completed step one of the impairment analysis and concluded that, as of November 2, 2008, the fair value of the Computer Systems and Staffing Services segments were below their respective carrying values including goodwill. Step two of the impairment test, as required in SFAS 142, was initiated but, due to the time consuming nature, had not been completed. The Company recorded estimates of impairment in the amount of $41.5 million and $4.9 million, in the Computer Systems and Staffing Services

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE J--Goodwill and Intangibles -- Continued

segments, respectively as of November 2, 2008. During the first quarter of fiscal 2009, the Company completed the step two analyses and recorded an additional impairment in the amount of $6.0 million in the Staffing Services segment.

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

The following table represents the balance of intangible assets:

                                             February 1, 2009             November 2, 2008
                                             ----------------             ----------------
                                        Gross Carrying  Accumulated  Gross Carrying  Accumulated
                                            Amount      Amortization    Amount       Amortization
                                            -------       -------       -------       -------
                                                             (In thousands)
Customer relationships                      $41,298       $11,134       $41,298       $ 9,862
Existing technology                          13,164         5,120        13,164         4,714
Contract backlog                              3,200         2,467         3,200         2,266
Trade names (a)                               2,936           253         2,936           207
Reseller network                                816           314           816           289
Non-compete agreements and trademarks           451           346           451           323
                                            -------       -------       -------       -------
Total                                       $61,865       $19,634       $61,865       $17,661
                                            =======       =======       =======       =======

(a)  Certain trade names have an indefinite life and are not amortized.

NOTE K--Primary Insurance Casualty Program

The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds, and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third-party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premiums are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For each policy year, management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of sales in the period in which such determination is made. At February 1, 2009, the Company's net prepaid for the outstanding policy years was $16.1 million compared to $23.1 million at November 2, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE L--Incentive Stock Plans

The Non-Qualified Option Plan adopted by the Company in fiscal 1995 terminated on May 16, 2005 except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at February 1, 2009 were granted at 100% of the market price on the date of grant and become fully vested within one to five years after the grant date.

The Company recorded compensation expense of $2,000 and $7,000 for the three-month periods ended February 1, 2009 and January 27, 2008, respectively. Compensation expense is recognized in the selling and administrative expenses in the Company's statement of operations on a straight-line basis over the vesting periods. As of February 1, 2009, there was $5,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the 1995 plan to be recognized over a weighted average period of 0.5 years.

There were no options exercised under the 1995 plan during the three-month periods ended February 1, 2009 and January 27, 2008.

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

Compensation expense of $7,000 was recognized in selling and administrative expenses in the Company's condensed consolidated statement of operations for both the three-month periods ended February 1, 2009 and January 27, 2008, on a straight-line basis over the vesting period for grants issued in fiscal 2008. As of February 1, 2009, there was $32,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements for these options to be recognized over a weighted average period of 1.2 years.

On December 18, 2007, the Company granted to employees (i) 233,000 restricted stock units and (ii) non-qualified stock options to purchase 152,996 shares of the Company's common stock at $13.32 per share under the 2006 Plan. If certain net income targets are met in fiscal years 2007 through 2011, the restricted stock units begin to vest over a five-year period through 2016. Similarly, if certain net income targets are met in fiscal years 2008 through 2012, substantially all the stock options will vest over a four-year period and expire on December 17, 2017. There was no compensation expense recognized on the grants with certain targets for the three-month period ended February 1, 2009. Compensation expense of $1,500 was recognized in cost of sales in the Company's condensed consolidated statement of operations for the three-month period ended February 1, 2009 for options without targets. Compensation expense of $22,000 was recognized in cost of sales for the three-month period ended January 27, 2008. As of February 1, 2009, there was $16,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements to be recognized over a weighted average period of 2.4 years.

There were no options granted during the three months ended February 1, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE M--Restructuring

During the first quarter of fiscal 2009, the Company recorded a pre-tax restructuring charge of approximately $2.7 million ($1.9 million, net of taxes) related to the elimination of employee positions in the Staffing Services and Computer Services segments from a series of cost cutting initiatives and the closing of a facility in the Staffing Services segment due to the early termination of a contract. The restructuring charge included: (1) $0.9 million in severance, which was paid in the first quarter of fiscal 2009; (2) a $1.2 million non-cash charge for the impairment of property, plant and equipment and the closed facility; and (3) an accrual of $0.6 million in rent for the remaining term of the lease at the closed facility, which will be paid during fiscal 2009. These costs are presented on a separate line item in the Company's condensed consolidated statement of operations.

During the first quarter of fiscal 2008, the Company recorded a pre-tax restructuring charge of approximately $1.5 million ($0.9 million net of taxes) related to the elimination of employee positions in Europe and North America. The workforce reduction at Volt Delta resulted from the integration of LSSiData into the segment's database access line of business. The restructuring charge consists of severance and termination benefits for the affected employees and is presented on a separate line item in the Company's condensed consolidated statement of operations. The restructuring charge was paid during fiscal 2008.

NOTE N--Legal Contingencies

The Company is subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of the Company's business. A quarterly review is performed of each significant matter to assess any potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, a liability and an expense are recorded for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Any accruals are based on the best information available at the time. As additional information becomes available, a reassessment is performed of the potential liability related to any pending claims and litigation and may revise the Company's estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material adverse impact on the Company's results of operations. As of February 1, 2009, the Company had accrued costs related to a number of purported class actions brought by current and former employees working in California alleging various violations of California law.

NOTE O -- Subsequent Events

As previously announced, on February 12, 2009, the Delta Credit Facility was voluntarily reduced from $100.0 million to $75.0 million.

In response to the decrease in Staffing Services revenue and ongoing economic uncertainty, the Company is consolidating operations to reduce redundancies and achieve economies of scale and efficiencies. As a result of these changes, including office consolidations, the segment anticipates taking a restructuring charge of approximately $4.4 million in the second quarter.

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

     o Related Person Transactions - This section describes any business relationships, or transaction or series of similar transactions, between the Company and its directors, executive officers, shareholders (with a 5% or greater interest in the Company), or any entity in which an executive officer has more than a 10% equity ownership interest, as well as members of the immediate families of any of the foregoing persons during the first quarter of fiscal year 2008 and 2009. Excluded from the transactions are employment compensation and directors' fees.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Executive Overview--Continued
------------------

          o E-Procurement Solutions provides global competitively bid human capital acquisition and management solutions by combining web-based tools and business process outsourcing services. The employees and contractors on assignment are usually from associate vendor firms, although at times, Volt-recruited employees and contractors may be selected to fill some assignments, but in those cases, Volt competes on an equal basis with other unaffiliated firms. The Company receives a fee for managing the process, and the revenue for such services is recognized net of its associated costs. This functional area, which is part of the Technical division, is comprised of the ProcureStaff operation.

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

     Printing and Other: This segment provides printing services and publishes telephone directories in Uruguay. The telephone directory revenues of this segment are derived from the sales of telephone directory advertising for the books it publishes. The operations of this segment were part of the Telephone Directory segment until the third quarter of fiscal 2008. In September 2008, the Company sold the net assets of its DataNational and Directory Systems divisions, whose operations for the prior fiscal years have been reclassified to Discontinued Operations in these financial statements, with the remainder of the segment being renamed Printing and Other.

This report includes information extracted from consolidated financial information that is not required by Generally Accepted Accounting Principles ("GAAP") to be presented in the financial statements. Certain of this information is considered "non-GAAP financial measures" as defined by Securities Exchange Commission ("SEC") rules. Some of these measures are as follows:

Gross profit for a segment is comprised of its total net sales less direct costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Executive Overview--Continued
------------------

Segment operating profit is comprised of segment gross profit less its overhead, selling and administrative costs and depreciation, and has limitations as an analytical tool. It should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP. Some of these limitations are due to the omission of: (a) general corporate expenses; (b) interest income earned by the Company on excess cash generated by its segments;
(c) interest expended on corporate debt necessary to finance the segments' operations and capital expenditures; and (d) interest and fees related to sales of interests in accounts receivable. Because of these limitations, segment operating profit (loss) should only be used on a supplemental basis combined with GAAP results when evaluating the Company's performance.

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

The demand for the Company's services in all segments, both domestically and in its foreign operations, is dependent upon general economic conditions. The Company's business tends to suffer during economic downturns, such as the current recession. The slowing of the economy which has continued into the first quarter of fiscal 2009 has adversely affected the Company's revenue and operating profit.

In the three-month period of fiscal 2009, the Company's consolidated net sales totaled $499.7 million and consolidated segment operating loss totaled $8.0 million. The explanations by segment for the three-month period of fiscal 2009 are detailed below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Executive Overview-Continued
------------------

Staffing Services: The Staffing Services segment's net sales for the three-month period of fiscal 2009 decreased by $56.8 million, or 12%, from the comparable fiscal quarter of 2008. The operating results for the current three-month period decreased by $16.1 million, or 294%, from the comparable fiscal 2008 period. The decrease in operating results in the current quarter from the comparable fiscal 2008 quarter was primarily due to impairment and restructuring charges, the sales decrease and a decrease in gross margin percentage.

Telecommunications Services: The Telecommunications Services segment's sales decreased by $22.8 million, or 48%, from the three-month period of fiscal 2008 year; however, the operating results improved by $19.2 million. The improved operating results for three-month period of fiscal 2009 were due to the absence of a $19.3 million reserve taken in the first quarter of fiscal 2008 for certain costs included in inventory related to work performed and for additional costs expected to be incurred to complete work under an installation contract. The installation work on this contract is complete. The Company continues to negotiate with the customer in order for it to be reimbursed for disputed billings under this contract.

Computer Systems: The Computer Systems segment's sales decreased by $2.3 million, or 5%, from the three-month period of fiscal 2009, while its operating profit decreased by $0.9 million, or 25%, in the three-month period of fiscal 2009. The decrease in operating results in the three-month period of fiscal 2009 was primarily due to increased overhead costs.

Printing and Other: On September 5, 2008, the Company sold the net assets of its directory systems and services and North American telephone directory publishing operations to Yellow Page Group ("YPG"). The net purchase price of $179.3 million was paid in cash at closing. The transaction included the operations of Volt Directory Systems and DataNational, formerly part of the Telephone Directory segment, but excluded the Uruguayan printing and telephone directory operations, which now comprise this new segment. The results of operations of Volt Directory Systems and DataNational have been classified as discontinued and the prior period results have been reclassified. The Printing and Other segment's sales increased by $0.6 million from the three-month period of fiscal 2008, and its operating profit increased by $0.3 million in three-month period of fiscal 2009 due to an increase in the gross margin percentage.

The Company has focused, and will continue to focus, on aggressively increasing its market share while attempting to maintain margins in order to increase profits. Despite an increase in costs to solidify and expand their presence in their respective markets, the segments have emphasized cost-containment measures, along with improved credit and collections procedures designed to improve the Company's cash flow. While the Company has implemented a series of cost cutting initiatives, including branch closings, designed to improve performance, a return to historical profit levels will be dependent on a significant economic recovery.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2009 COMPARED
TO THE THREE MONTHS ENDED JANUARY 27, 2008

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

Consolidated Results of Operations
----------------------------------

In the first three months of fiscal 2009, consolidated net sales decreased by $81.4 million, or 14%, to approximately $499.7 million, from the comparable period of fiscal 2008. The decrease in the three months' net sales resulted from decreases in Staffing Services of $56.8 million, Telecommunications Services of $22.8 million and Computer Systems of $2.3 million, partially offset by an increase in Printing and Other of $0.6 million.

Cost of sales decreased by $89.3 million, or 16%, to $477.8 million, and was 96% of sales, in the three months of fiscal 2009 as compared to 98% of sales in the comparable period of fiscal 2008. The decrease in the cost of sales percentage was primarily due to the $19.3 million loss reserve established in the first quarter of fiscal 2008 in the Telecommunication Services segment.

Selling and administrative costs decreased by $0.2 million, or 1%, in the current three-month period from the comparable period in fiscal 2008, and was 4.4% of sales, as compared to 3.8% of sales in the comparable period of fiscal 2008. The increase as a percentage of sales was due to the 14% reduction in sales with no comparable reduction in costs.

Impairment and restructuring charges totaled $8.7 million in fiscal 2009. Based upon indicators of impairment in the fourth quarter of fiscal 2008, which included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company's business outlook primarily due to the macroeconomic environment, the Company performed an interim impairment test as of November 2, 2008. The Company completed step one of the impairment analysis and concluded that, as of November 2, 2008, the fair value of the Computer Systems and Staffing Services segments were below their respective carrying values including goodwill. Step two of the impairment test was initiated but, due to the time-consuming nature, had not been completed. The Company recorded estimates of impairment in the amount of $41.5 million and $4.9 million, in the Computer Systems and Staffing Services segments, respectively, as of November 2, 2008. During the first quarter of fiscal 2009, the Company completed the step two analysis and recorded an additional impairment in the amount of $6.0 million in the Staffing Services segment. In addition, during the first quarter of fiscal 2009, the Company recorded a pre-tax restructuring charge of approximately $2.7 million related to the elimination of employee positions in the Staffing Services and Computer Services segments from a series of cost cutting initiatives and the closing of a facility in the Staffing Services segment due to the early termination of a contract. In the first quarter of fiscal 2008, a restructuring charge of $1.5 million in the Computer Systems segment was due to the reduction of foreign and domestic personnel as a result of the acquisition and integration of LSSi.

Depreciation and amortization decreased by $0.7 million, or 8%, in the current three-month period from the comparable period in fiscal 2008, and was 1.8% of sales, as compared to 1.7% of sales in the comparable period of fiscal 2008. The decrease in depreciation and amortization in the current three months from the comparable 2008 fiscal period was attributable to assets becoming fully depreciated during fiscal 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2009 COMPARED
TO THE THREE MONTHS ENDED JANUARY 27, 2008--Continued

Consolidated Results of Operations -- Continued
----------------------------------

The Company reported an operating loss of $17.8 million in the current three months, as compared to $19.4 million in the comparable period of fiscal 2008 due to a decrease in segment operating losses of $2.5 million, or 24%, partially offset by an increase of $0.9 million, or 10%, in general corporate expenses. The decrease in segment operating losses was attributable to the decreased operating losses of the Telecommunications Services segment of $19.2 million and increased operating profits in the Printing and Other segment of $0.3 million, partially offset by decreased operating results of the Staffing Services segment of $16.1 million and the Computer Systems segment of $0.9 million.

Other expense decreased by $1.4 million, or 85%, in the current three months from the comparable period in fiscal 2008 due to an amended securitization program which resulted in a reduction in securitization fees and an increase in interest expense.

Interest expense remained at $1.6 million as a decrease in interest expense due to the reduction in borrowings under the Delta Credit Facility was substantially offset by increases from the aforementioned amended securitization program and increased borrowing under the Company's Credit Facility.

The loss from continuing operations before income taxes for the three months of fiscal 2009 totaled $18.8 million compared to a loss from continuing operations of $21.7 million in the comparable three months of fiscal 2008.

The Company's effective tax benefit rate on its financial reporting pre-tax loss was 29.1 % in the three months of fiscal 2009 compared to 37.2% in the comparable period in fiscal 2008.

Discontinued operations totaled $0.4 million (net of income taxes of $0.3 million) in the three months of fiscal 2008.

The net loss in the three months of fiscal 2009 was $13.1 million compared to a net loss of $13.2 million in the comparable period of fiscal 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2009 COMPARED
TO THE THREE MONTHS ENDED JANUARY 27, 2008--Continued

Results of Operations by Segment
--------------------------------

The following two tables reconcile the operating profit by segment to the consolidated statements of operations for the three months ended February 1, 2009:

                                                               Three Months Ended February 1, 2009
                                                               -----------------------------------
                                                                     (Dollars in Millions)
                                                       Staffing  Telecommunications  Computer     Printing    Corporate &
                                        Total          Services       Services       Systems      and Other   Eliminations
                                       --------        --------        -------       -------       ------       -------
Net Sales                              $  499.7        $  425.0        $  24.4       $  48.5       $  5.8       ($  4.0)

Direct Costs                              403.3           363.3           17.6          22.0          4.4          (4.0)
Overhead                                   74.5            51.2            6.1          17.2           --            --
                                       --------        --------        -------       -------       ------       -------
Cost of Sales                             477.8           414.5           23.7          39.2          4.4          (4.0)

Selling and Administrative                 22.1             9.8            0.1           1.8          1.0           9.4
Impairment and Restructuring Costs          8.7             8.2             --           0.5           --            --
Depreciation and Amortization               8.9             3.1            0.6           4.6          0.2           0.4
                                       --------        --------        -------       -------       ------       -------

Operating (Loss) Profit                   (17.8)          (10.6)            --           2.4          0.2          (9.8)
Interest Income                             0.6              --             --            --           --           0.6
Other Expense, net                         (0.3)             --             --            --           --          (0.3)
Foreign Exchange Gain                       0.3              --             --            --           --           0.3
Interest Expense                           (1.6)             --             --            --           --          (1.6)
                                       --------        --------        -------       -------       ------       -------
(Loss) Income from Continuing
    Operations before Minority
    Interest and Income Taxes          ($  18.8)       ($  10.6)            --       $   2.4       $  0.2         (10.8)
                                       ========        ========        =======       =======       ======       =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2009 COMPARED
TO THE THREE MONTHS ENDED JANUARY 27, 2008--Continued

                                                             Three Months Ended January 27, 2008
                                                             -----------------------------------
                                                                       (Dollars in Millions)
                                                      Staffing  Telecommunications  Computer     Printing     Corporate &
                                       Total          Services      Services        Systems      and Other    Eliminations
                                      --------        --------       -------        -------       ------        -------
Net Sales                             $  581.1        $  481.8       $  47.2        $  50.8       $  5.2        ($  3.9)

Direct Costs                             484.6           409.3          51.4           23.6          4.2           (3.9)
Overhead                                  82.5            52.7          14.3           15.5           --             --
                                      --------        --------       -------        -------       ------        -------
Cost of Sales                            567.1           462.0          65.7           39.1          4.2           (3.9)

Selling and Administrative                22.3            11.0           0.1            2.1          0.9            8.2
Impairment and Restructuring
    Costs                                  1.5              --            --            1.5           --             --
Depreciation and Amortization              9.6             3.3           0.6            4.8          0.2            0.7
                                      --------        --------       -------        -------       ------        -------

Operating (Loss) Profit                  (19.4)            5.5         (19.2)           3.3         (0.1)          (8.9)
Interest Income                            1.3              --            --             --           --            1.3
Other Expense, net                        (1.7)             --            --             --           --           (1.7)
Foreign Exchange Loss                     (0.3)             --            --             --           --           (0.3)
Interest Expense                          (1.6)             --            --             --           --           (1.6)
                                      --------        --------       -------        -------       ------        -------
(Loss) Income from Continuing
    Operations before
    Minority Interest and
    Income Taxes                      ($  21.7)       $    5.5       ($ 19.2)       $   3.3       ($ 0.1)       ($ 11.2)
                                      ========        ========       =======        =======       ======        =======

Staffing Services
-----------------

                                                          Three Months Ended
                                                          ------------------
                                              February 1, 2009          January 27, 2008
                                              ----------------          ----------------
                                                           % of                       % of        Favorable         Favorable
                                                            Net                        Net      (Unfavorable)     (Unfavorable)
(Dollars in Millions)                        Dollars       Sales       Dollars        Sales       $ Change          % Change
                                             -------       -----       -------        -----       --------          --------
--------------------------------------------------------------------------------------------------------------------------------
Gross Staffing Sales                          $412.7                    $468.6                       ($55.9)          (11.9%)
--------------------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)                 $255.7                    $296.5                       ($40.8)          (13.7%)
--------------------------------------------------------------------------------------------------------------------------------
Net Sales *                                   $425.0                    $481.8                       ($56.8)          (11.8%)
--------------------------------------------------------------------------------------------------------------------------------
Direct Costs                                  $363.3         85.5%      $409.3          85.0%         $46.0            11.3%
--------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                   $61.7         14.5%       $72.5          15.0%        ($10.8)          (14.9%)
--------------------------------------------------------------------------------------------------------------------------------
Overhead                                       $51.2         12.1%       $52.7          10.9%          $1.5             2.8%
--------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                        $9.8          2.3%       $11.0           2.3%          $1.2            11.4%
--------------------------------------------------------------------------------------------------------------------------------
Impairment and restructuring costs              $8.2          1.9%          --            --          ($8.2)         (100.0%)
--------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                     $3.1          0.7%        $3.3           0.7%          $0.2             5.5%
--------------------------------------------------------------------------------------------------------------------------------
Segment Operating (Loss) Profit               ($10.6)        (2.5%)       $5.5           1.1%        ($16.1)         (293.8%)
--------------------------------------------------------------------------------------------------------------------------------

*Net Sales only includes the gross margin on managed service sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2009 COMPARED
TO THE THREE MONTHS ENDED JANUARY 27, 2008--Continued

The decrease in net sales of the Staffing Services segment for the three months of fiscal 2009 from the comparable period in fiscal 2008 was comprised of decreases of $34.8 million, or 23%, in net A&I sales and $22.0 million, or 7%, in net Technical sales. Foreign generated net sales for the three months decreased by 29% from the comparable three months of fiscal 2008, and accounted for 6% of total net Staffing Services sales for the current three months. On a constant currency basis, foreign sales increased by 9% from the comparable 2008 three months. In the current three months, the segment's permanent placement sales decreased by 42% and RPO sales decreased by 63% from the comparable three months of fiscal 2008. The decrease in sales was affected by the economic downturn as many of the segment's customers announced layoffs and hiring freezes.

The decrease in the segment's operating profit was comprised of decreases of $11.2 million in the Technical division and $4.9 million in the A&I division. The segment's gross margin percentage decreased by 0.5 percentage point, due to decreases of 1.8 percentage points in the A&I division. Overhead percentage increased by 1.2 percentage points from the comparable 2008 period percentages, due to increases of 1.8 percentage points in the A&I division and 1.0 percentage points in the Technical division. While the segment has implemented a series of cost cutting initiatives, including branch closings, designed to improve performance, a return to historical profit levels will be dependent on a significant economic recovery.

                                                     Three Months Ended
                                                     ------------------
                                          February 1, 2009          January 27, 2008
                                          ----------------          ----------------
Technical Resources                                    % of                       % of          Favorable         Favorable
Division                                                Net                        Net        (Unfavorable)     (Unfavorable)
(Dollars in Millions)                    Dollars       Sales       Dollars        Sales         $ Change          % Change
                                         -------       -----       -------        -----         --------          --------
------------------------------------------------------------------------------------------------------------------------------
Gross Sales                               $546.2                    $604.5                        ($58.3)            (9.7%)
------------------------------------------------------------------------------------------------------------------------------
Net Sales *                               $306.0                    $328.0                        ($22.0)            (6.7%)
------------------------------------------------------------------------------------------------------------------------------
Direct Costs                              $260.9      85.3%         $279.9        85.3%            $19.0              6.8%
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                               $45.1      14.7%          $48.1        14.7%            ($3.0)            (6.4%)
------------------------------------------------------------------------------------------------------------------------------
Overhead                                   $34.0      11.1%          $33.0        10.1%            ($1.0)            (3.1%)
------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                    $7.0       2.3%           $7.8         2.4%             $0.8             10.4%
------------------------------------------------------------------------------------------------------------------------------
Impairment and Restructuring Costs          $8.1       2.6%             --          --             ($8.1)          (100.0%)
------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                 $2.5       0.8%           $2.6         0.8%             $0.1              3.4%
------------------------------------------------------------------------------------------------------------------------------
Division Operating (Loss) Profit           ($6.5)     (2.1%)          $4.7         1.4%           ($11.2)          (238.9%)
------------------------------------------------------------------------------------------------------------------------------

*Net Sales only includes the gross margin on managed service sales.

The Technical division's decrease in gross sales in the current three months of fiscal 2009 from the comparable prior year period included decreases of approximately $6 million from customers whose business with the Company either ceased or was substantially lower than in the comparable three months of fiscal 2009, as well as $68 million attributable to net decreases in sales to continuing customers. This was partially offset by increases of approximately $16 million of sales to new customers or customers with substantial increased business. The Technical division's decrease in net sales in the three months of fiscal 2009 from the comparable period in fiscal 2008 was comprised of decreases of $21.9 million, or 8%, in traditional alternative staffing and $0.5 million, or 4%, in net managed service associate vendor sales partially offset by a $0.4 million increase in VMC Consulting project management and consulting sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2009 COMPARED
TO THE THREE MONTHS ENDED JANUARY 27, 2008--Continued

Staffing Services--Continued
-----------------

The decrease in the division's operating profit was the result of the sales decrease and the impairment and restructuring costs. Based upon indicators of impairment in the fourth quarter of fiscal 2008, which included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company's business outlook primarily due to the macroeconomic environment, the Company performed an interim impairment test at of November 2, 2008. The Company completed step one of the impairment analysis and concluded that, as of November 2, 2008, the fair value of the Staffing Services segment was below its carrying value including goodwill. Step two of the impairment test was initiated but, due to the time-consuming nature, had not been completed. The Company recorded an estimate of impairment in the amount of $4.9 million as of November 2, 2008. During the first quarter of fiscal 2009, the Company completed the step two analyses and recorded an additional impairment in the amount of $6.0 million in the Staffing Services segment. In addition, the division recorded $2.1 million in restructuring costs due the elimination of employee positions from a series of cost cutting initiatives and the closing of a facility due to the early termination of a contract. The restructuring charge included: (1) $0.3 million in severance, which was paid in the first quarter of fiscal 2009; (2) a $1.2 million non-cash charge for the impairment of property, plant and equipment and the closed facility; and (3) an accrual of $0.6 million in rent for the remaining term of the lease at the closed facility. The Company is currently evaluating its overhead structure to determine where additional reductions can be made.

                                                  Three Months Ended
                                                  ------------------
                                       February 1, 2009          January 27, 2008
                                       ----------------          ----------------
Administrative &                                   % of                       % of          Favorable           Favorable
Industrial Division                                 Net                        Net        (Unfavorable)       (Unfavorable)
(Dollars in Millions)                Dollars       Sales       Dollars        Sales         $ Change            % Change
                                     -------       -----       -------        -----         --------            --------
---------------------------------------------------------------------------------------------------------------------------
Gross Sales                          $122.2                      $160.6                        ($38.4)            (23.9%)
---------------------------------------------------------------------------------------------------------------------------
Net Sales *                          $119.0                      $153.8                        ($34.8)            (22.6%)
---------------------------------------------------------------------------------------------------------------------------
Direct Costs                         $102.4        86.0%         $129.4         84.2%           $27.0              21.0%
---------------------------------------------------------------------------------------------------------------------------
Gross Profit                          $16.6        14.0%          $24.4         15.8%           ($7.8)            (31.6%)
---------------------------------------------------------------------------------------------------------------------------
Overhead                              $17.2        14.6%          $19.7         12.8%            $2.5              12.6%
---------------------------------------------------------------------------------------------------------------------------
Selling & Administrative               $2.8         2.3%           $3.2          2.1%            $0.4              13.6%
---------------------------------------------------------------------------------------------------------------------------
Restructuring costs                    $0.1          --              --           --            ($0.1)           (100.0%)
---------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization            $0.6         0.5%           $0.7          0.4%            $0.1              13.9%
---------------------------------------------------------------------------------------------------------------------------
Division Operating (Loss) Profit      ($4.1)       (3.4%)          $0.8          0.5%           ($4.9)           (641.7%)
---------------------------------------------------------------------------------------------------------------------------

*Net Sales only includes the gross margin on managed service sales.

The A&I division's decrease in gross sales in the first three months of fiscal 2009 as compared to the comparable period of fiscal 2008 included a decline of approximately $14 million of sales to customers which the Company either ceased or substantially reduced servicing in the current year, as well as $33 million attributable to net decreases in sales to continuing customers. This was partially offset by a growth of approximately $9 million from new customers, or customers whose business with the Company in the comparable fiscal period was substantially below their volume for the first three-months of fiscal 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2009 COMPARED
TO THE THREE MONTHS ENDED JANUARY 27, 2008--Continued

Staffing Services--Continued
-----------------

The decreased operating results were primarily due to the sales decrease, the decrease in gross margin percentage and the increase in overhead as a percentage of sales. The decrease in gross margin percentage was primarily due to a 0.4 percentage point decrease in markup on recruited sales, a 0.6 percentage point increase in workers' compensation costs as a percentage of direct labor, a $1.2 million reduction in higher margin permanent placement sales, partially offset by a 0.4 percentage reduction in payroll taxes as a percentage of sales. The increase in workers' compensation costs was a result of a $1.2 million adjustment recognized in the first quarter of fiscal 2008 related to improvements in claims experience and the regulatory environment in several states. These improvements are now reflected in lower accrual rates and no further adjustment was required in the first quarter of fiscal 2009. The payroll tax reduction is expected to continue throughout the remainder of the fiscal year. Although overheads have decreased from the comparable 2008 quarter, the increase in overhead percentage in the first three months of fiscal 2009 is a result of the sales reduction with a slower decrease in overhead. The indirect labor headcount has been decreased by 5% from the comparable quarter in fiscal 2008, and the Company is currently evaluating its overhead structure to determine where additional overhead reductions can be made.

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

Telecommunications Services
---------------------------

                                                    Three Months Ended
                                                    ------------------
                                         February 1, 2009          January 27, 2008
                                         ----------------          ----------------
                                                     % of                       % of          Favorable           Favorable
                                                      Net                        Net        (Unfavorable)       (Unfavorable)
(Dollars in Millions)                  Dollars       Sales       Dollars        Sales         $ Change            % Change
                                       -------       -----       -------        -----         --------            --------
-----------------------------------------------------------------------------------------------------------------------------
Net Sales                              $24.4                      $47.2                         ($22.8)           (48.4%)
-----------------------------------------------------------------------------------------------------------------------------
Direct Costs                           $17.6        72.2%         $51.4       108.8%             $33.8             65.7%
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit (Loss)                     $6.8        27.8%         ($4.2)       (8.8%)            $11.0            262.5%
-----------------------------------------------------------------------------------------------------------------------------
Overhead                                $6.1        25.0%         $14.3        30.3%              $8.2             57.2%
-----------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                $0.1         0.4%          $0.1         0.3%                --               --
-----------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization             $0.6         2.4%          $0.6         1.2%                --               --
-----------------------------------------------------------------------------------------------------------------------------
Segment Operating Loss                    --          --         ($19.2)      (40.6%)            $19.2            100.0%
-----------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2009 COMPARED
TO THE THREE MONTHS ENDED JANUARY 27, 2008--Continued

Telecommunications Services--Continued
---------------------------

The Telecommunications Services segment's sales decrease in the first three months of fiscal 2009 from the comparable period of fiscal 2008 was due to decreases of $22.3 million, or 59% in the Construction and Engineering division and $0.5 million, or 6%, in other divisions. The sales decrease in the Construction and Engineering division in the first three months of fiscal 2009 was largely due to a large installation contract with substantial revenue in the first quarter of fiscal 2008 that was completed by the end of fiscal 2008, partially offset by a net increase in the recognition of revenue in fiscal 2009 for several large contracts accounted for using the percentage-of-completion method of accounting. The segment's sales backlog at the end of the first quarter of fiscal 2009 was $30 million, as compared to a backlog of approximately $69 million at the end of the comparable 2008 quarter.

The increased operating results for the three months were due to a $19.3 million loss reserve established in the first quarter of fiscal 2008 for certain costs included in inventory related to work performed and for additional costs expected to be incurred to complete work under that contract. That contract was completed at the end of fiscal 2008, and the Company continues to negotiate with the customer to be reimbursed for disputed billings under the contract. The decreased overhead for the first three months of fiscal 2009 was related to an indirect headcount reduction of approximately 50% from the first quarter of fiscal 2008. The segment continues to focus on reducing overhead costs to compensate for lower sales.

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

Computer Systems
----------------

                                            Three Months Ended
                                            ------------------
                                  February 1, 2009      January 27, 2008
                                  ----------------      ----------------
                                             % of                    % of      Favorable        Favorable
                                             Net                     Net      (Unfavorable)   (Unfavorable)
(Dollars in Millions)             Dollars    Sales       Dollars     Sales      $ Change        % Change
                                  -------    -----       -------     -----      --------        --------
-----------------------------------------------------------------------------------------------------------
Net Sales                          $48.5                  $50.8                   ($2.3)         (4.5%)
-----------------------------------------------------------------------------------------------------------
Direct Costs                       $22.0      45.4%       $23.6       46.4%        $1.6           6.7%
-----------------------------------------------------------------------------------------------------------
Gross Profit                       $26.5      54.6%       $27.2       53.6%       ($0.7)         (2.6%)
-----------------------------------------------------------------------------------------------------------
Overhead                           $17.2      35.5%       $15.5       30.6%       ($1.7)        (11.0%)
-----------------------------------------------------------------------------------------------------------
Selling & Administrative            $1.8       3.7%        $2.1        4.0 %       $0.3          12.6%
-----------------------------------------------------------------------------------------------------------
Restructuring                       $0.5       1.0%        $1.5        3.0%        $1.0          69.1%
-----------------------------------------------------------------------------------------------------------
Depreciation & Amortization         $4.6       9.4%        $4.8        9.6%        $0.2           6.2%
-----------------------------------------------------------------------------------------------------------
Segment Operating Profit            $2.4       5.0%        $3.3        6.4%       ($0.9)        (25.3%)
-----------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2009 COMPARED
TO THE THREE MONTHS ENDED JANUARY 27, 2008--Continued

Computer Systems--Continued
----------------

The Computer Systems segment's sales decrease in the three months of fiscal 2009 from the comparable period of fiscal 2008 was comprised of a decrease of $4.2 million, or 22%, in database access transaction fee revenue, including ASP directory assistance, partially offset by increases of $1.4 million, or 9%, in the Maintech division's IT maintenance and $0.5 million, or 3%, in projects and other. The reduction in sales in fiscal 2009 from the comparable 2008 fiscal quarter included decreases of approximately $3 million of sales from customers whose business with the Company either ceased or was substantially lower than in the first quarter of fiscal 2008, as well as $3 million attributable to net decreases in sales to continuing customers. This was partially offset by sales increases of approximately $4 million to new customers, or customers with substantial increased business. The decrease in transaction fee revenue was primarily due to a reduction of such services to a major customer as the customer agreement transitions to a fixed monthly fee model from a variable transaction-based pricing model, partially offset by an increase at a major customer.

The segment's decreased operating profit was primarily due to the decrease in sales and the increase in overhead in dollars and as a percentage of sales, partially offset by the increase in gross margin percentage. The increased gross profit percentage was a result of increased margins from the database access fees and projects and other revenue. The increased overhead costs were primarily due to increased communications costs related to a new business initiative, along with increased indirect labor.

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

Printing and Other
------------------

                                            Three Months Ended
                                            ------------------
                                  February 1, 2009      January 27, 2008
                                  ----------------      ----------------
                                          % of                    % of       Favorable       Favorable
                                           Net                     Net      (Unfavorable)  (Unfavorable)
(Dollars in Millions)          Dollars    Sales       Dollars     Sales      $ Change        % Change
                               -------    -----       -------     -----      --------        --------
--------------------------------------------------------------------------------------------------------
Net Sales                       $5.8                   $5.2                      $0.6          11.9%
--------------------------------------------------------------------------------------------------------
Direct Costs                    $4.4       75.5%       $4.2       80.8%         ($0.2)         (4.5%)
--------------------------------------------------------------------------------------------------------
Gross Profit                    $1.4       24.5%       $1.0       19.2%          $0.4          43.0%
--------------------------------------------------------------------------------------------------------
Selling & Administrative        $1.0       18.1%       $0.9       17.6%         ($0.1)        (15.2%)
--------------------------------------------------------------------------------------------------------
Depreciation & Amortization     $0.2        3.2%       $0.2        3.8%            --            --
--------------------------------------------------------------------------------------------------------
Segment Operating Profit
 (Loss)                         $0.2        3.2%      ($0.1)      (2.2%)         $0.3         266.4%
--------------------------------------------------------------------------------------------------------

On September 5, 2008, the Company sold the net assets of its directory systems and services and North American telephone directory publishing operations to Yellow Page Group. The net purchase price of approximately $179 million was paid in cash at closing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2009 COMPARED
TO THE THREE MONTHS ENDED JANUARY 27, 2008--Continued

Printing and Other - Continued
------------------

The transaction included the operations of Volt Directory Systems and Services and DataNational, formerly part of the Telephone Directory segment, but excluded the Uruguayan printing and telephone directory operations, which now comprise this new segment. The results of operations of Volt Directory Systems and DataNational have been classified as discontinued operations in the prior period results.

The Printing and Other segment's sales increased by $0.6 million from the comparable three-month period in fiscal 2008. The sales increase was comprised of printing sales. The Printing and Other sales in the first three months of fiscal 2009 as compared to the comparable period of fiscal 2008 included a growth of approximately $1.1 million from new customers, or customers whose business with the Company in the comparable fiscal period was substantially below the volume for the three-month 2009 fiscal period volume, partially offset by a decline of approximately $0.3 million of sales to customers which the Company either ceased or substantially reduced servicing in the first quarter of fiscal 2009, as well as $0.2 million attributable to net decreases in sales to continuing customers. The improved operating results for the three months of fiscal 2009 were predominantly due to the increase in sales and gross margin percentage.

General Corporate Expenses and Other Income (Expense)
-----------------------------------------------------

                                         Three Months Ended
                                         ------------------
                               February 1, 2009      January 27, 2008
                               ----------------      ----------------
                                          % of                  % of     Favorable       Favorable
                                           Net                   Net    (Unfavorable)  (Unfavorable)
(Dollars in Millions)          Dollars    Sales     Dollars     Sales    $ Change        % Change
                               -------    -----     -------     -----    --------        --------
----------------------------------------------------------------------------------------------------
Selling & Administrative        $9.4        1.9%      $8.2      1.4%        ($1.2)       (13.9%)
----------------------------------------------------------------------------------------------------
Depreciation & Amortization     $0.4        0.1%      $0.7      0.1%         $0.3         38.0%
----------------------------------------------------------------------------------------------------
Interest Income                 $0.6        0.1%      $1.3      0.2%        ($0.7)       (52.9%)
----------------------------------------------------------------------------------------------------
Other Expense                  ($0.3)        --      ($1.7)    (0.3%)        $1.4         85.2%
----------------------------------------------------------------------------------------------------
Foreign Exchange Gain (Loss)    $0.3        0.1%     ($0.3)    (0.1%)        $0.6        191.3%
----------------------------------------------------------------------------------------------------
Interest Expense               ($1.6)      (0.3%)    ($1.6)    (0.3%)          --           --
----------------------------------------------------------------------------------------------------

The changes in general corporate expenses and other income (expense) for the three months of fiscal 2009 as compared to the comparable 2008 period, were:

The increase in selling and administrative expenses in the current three months from the comparable 2008 fiscal period was primarily the result of increased labor and communications costs.

The decrease in depreciation and amortization in the three months of fiscal 2009 from the comparable 2008 fiscal period was due to portions of the corporate resource planning system becoming fully amortized.

The decrease in interest income from the comparable period in fiscal 2008 was due to lower interest rates and a reduction in premium deposits held by insurance companies and restricted cash.

The decrease in other expense from the comparable  period in fiscal 2008 was due
to  an  amended   securitization  program  which  resulted  in  a  reduction  in securitization fees and an increase in interest expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED FEBRUARY 1, 2009 COMPARED
TO THE THREE MONTHS ENDED JANUARY 27, 2008--Continued

Interest expense reflected no change from the comparable period in fiscal 2008 due to lower borrowings under the securitization agreement offset by the aforementioned amendment to the securitization program.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents, increased by $13.8 million to $134.7 million in the three months ended February 1, 2009.

Operating activities provided $11.4 million of cash in the first three months of fiscal 2009. In the comparable fiscal 2008 period, operating activities provided $10.9 million in cash.

Operating activities in the first three months of fiscal 2009, exclusive of changes in operating assets and liabilities, provided $2.2 million of cash, as the Company's net loss of $13.1 million included non-cash charges primarily for depreciation and amortization of $8.9 million, goodwill impairment of $6.0 million and the impairment of property, plant and equipment of $1.2 million. Operating activities in the first three months of fiscal 2008, exclusive of changes in operating assets and liabilities, used $7.9 million of cash, as the Company's net loss of $13.2 million included non-cash charges primarily for depreciation and amortization of $9.6 million, accounts receivable provisions of $4.2 million partially offset by a deferred tax benefit of $8.1 million.

Changes in operating assets and liabilities produced $9.2 million of cash, net, in the first three months of fiscal 2009 principally due to a decrease in the level of accounts receivable of $89.0 million and a decrease in the level of inventory, primarily in the Telecommunications Services segment, of $8.3 million offset by a decrease in income tax liability of $63.4 million, and a decrease in accounts payable of $23.3 million. Changes in operating assets and liabilities produced $18.8 million of cash, net, in the first three months of fiscal 2008 principally due to a decrease in the level of accounts receivable of $38.1 million and a decrease in the level of inventory, primarily in the Telecommunications Services segment, of $21.6 million offset by a reduction in securitization of receivables of $20.0 million and a decrease in accounts payable of $18.0 million.

The $7.1 million of cash applied to investing activities for the first three months of fiscal 2009 resulted from the expenditures for net additions to property, plant and equipment. The $7.8 million of cash applied to investing activities for the first three months of fiscal 2008 resulted primarily from the expenditures of $7.7 million for net additions to property, plant and equipment.

The principal factor in the $9.0 million of cash provided by financing activities in the first three months of fiscal 2009 was an increase in notes payable. The principal factors in the $6.4 million of cash used by financing activities in the first three months of fiscal 2008 were a payment of $8.1 million for the purchase of treasury shares partially offset by an increase in notes payable of $1.8 million.

Commitments
-----------

There has been no material change through February 1, 2009 in the Company's contractual obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Off-Balance Sheet Financing
---------------------------

The Company has no off-balance sheet financing arrangements, as that term has meaning in Item 303(a) (4) of Regulation S-K.

Credit Lines
------------

At February 1, 2009, the Company had credit facilities with various banks and financial conduits which provided for borrowings and letters of credit of up to an aggregate of $326.8 million, including the Company's $175.0 million five-year accounts receivable securitization program (the "Amended Securitization Program"), $42.0 million five-year unsecured revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $100.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility").The Company had total outstanding borrowings of $116.7 million as of February 1, 2009. Included in these borrowings were $22.7 million of foreign currency borrowings which provide economic hedges against foreign denominated net assets.

Amended Securitization Program
------------------------------

On June 3, 2008, the Company's $200.0 million accounts receivable securitization program (see Note B), which was due to expire within the next year, was transferred to a multi-buyer program administered by PNC Bank. The Amended Securitization Program has a five-year term. The conduits' commercial paper facilities are backed by liquidity agreements which are periodically renewed with the sponsor banks and have initial terms of 364 days ("364 day liquidity"). Under the Amended Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, borrows from two commercial paper conduits (Market Street Funding LLC, a PNC Bank affiliate, and Relationship Funding LLC), secured by an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company. The Company retains the servicing responsibility for the accounts receivable.

The Amended Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company. The receivables and related borrowings remain on the balance sheet since Volt Funding effectively retains control over the receivables, which are no longer treated as sold assets. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as short-term borrowings on the condensed consolidated balance sheet. At February 1, 2009, Volt Funding had borrowed from $42.9 million and $17.1 million from Market Street Funding and Relationship Funding, respectively. At February 1, 2009, borrowings bear a weighted-average interest rate of 2.3% per annum, excluding a facility fee of 0.75% per annum paid on the entire facility and a program fee of 0.5% paid on the outstanding borrowings.

The Amended Securitization Program is subject to termination by PNC Bank (with the consent of the majority purchasers) under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, or the rate of collections on receivables failing to meet a specified threshold.

At February 1, 2009, the Company was in compliance with all requirements of the Amended Securitization Program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

Credit Agreement
----------------

On February 28, 2008, the Company entered into the Credit Agreement to replace the Company's then expiring $40.0 million secured credit agreement with an unsecured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit and $25.0 million for borrowing in alternative currencies. At February 1, 2009, $12.0 million was drawn on this facility. The administrative agent for the Credit Facility is Bank of America, N.A. The other banks participating in the Credit Facility are JP Morgan Chase Bank, N.A. as syndicated agent, Wells Fargo Bank, N.A. and HSBC Bank USA, N.A.

Borrowings under the Credit Agreement bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Based upon the Company's leverage ratio at February 1, 2009, if a three-month U.S.
Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 1.9% per annum, excluding a fee of 0.2% per annum paid on the entire facility.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on total funded debt to EBITDA of 3.0 to 1.0; and a requirement that the Company maintain a minimum ratio of EBITDA, as defined, to interest expense, as defined, of 4.0 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the level of annual capital expenditures, and the amount of investments, including business acquisitions and mergers, and loans that may be made by the Company to its subsidiaries. The Company was in compliance with all covenants of the Credit Agreement at February 1, 2009.

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

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $100.0 million with a sublimit of $10.0 million on the issuance of letters of credit. At February 1, 2009, $40.6 million was drawn on this facility. Certain interest rate options, as well as the commitment fee, are based on a leverage ratio, as defined, which resets quarterly. Based upon Volt Delta's leverage ratio at February 1, 2009, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 1.2% per annum. Volt Delta also pays a commitment fee on the unused portion of the Delta Credit Facility which varies based on Volt Delta's leverage ratio. At February 1, 2009, the commitment fee was 0.3% per annum.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

defined.  The Delta Credit  Facility  also imposes  limitations  on, among other things, incurrence of additional indebtedness or liens, the amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures. At February 1, 2009, Volt Delta was in compliance with all covenants in the Delta Credit Facility.

On February 12, 2009, the Delta Credit Facility was voluntarily reduced from $100.0 million to $75.0 million.

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

Staffing Services:
     Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In the first three months of fiscal 2009, this revenue comprised approximately 76% of the Company's net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

     Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, for which the Company receives an administrative fee for arranging for, billing for and collecting the billings related to staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company's payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In addition, sales for certain contracts generated by the Company's Staffing Solutions Group's managed services operations have similar attributes. In the first three months of fiscal 2009, this revenue comprised approximately 2% of the Company's net consolidated sales.

     Outsourced Projects: Sales are derived from the Company's Information Technology Solutions operation providing outsource services for a customer in the form of project work, for which the Company is responsible for deliverables, in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts." The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In the first three months of fiscal 2009, this revenue comprised approximately 7% of the Company's net consolidated sales.

Telecommunications Services:
     Construction: Sales are derived from the Company supplying aerial and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in SOP 81-1, using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project or by the percentage-of-completion method, when applicable. When using the percentage-of-completion method, revenue is recognized based on the extent of progress towards completion of the contract. For those contracts in which the customers approve the progress of our work, the extent of progress towards completion is measured based on the ratio of revenue approved-to-date to the total estimated revenue at completion of the job. For those contracts in which the customers do not approve the progress of our work, the extent of progress towards completion is measured based on the ratio of direct labor incurred-to-date to the total estimated direct labor at completion of the contract. In the first three months of fiscal 2009, this revenue comprised approximately 3% of the Company's net consolidated sales.

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and, if applicable, any completed units are delivered and accepted by the customer. In the first three months of fiscal 2009, this revenue comprised approximately 2% of the Company's net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Computer Systems:
     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In the first three months of fiscal 2009, this revenue comprised approximately 3% of the Company's net consolidated sales.

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as applicable. In the first three months of fiscal 2009, this revenue comprised approximately 3 % of the Company's net consolidated sales.

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in SOP 97-2 "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value or by the use of the percentage-of-completion method, when applicable. In the first three months of fiscal 2009, this revenue comprised approximately 3% of the Company's net consolidated sales.

Printing and Other:
     Printing: Sales are derived from the Company's sales of printing services in Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the printed documents have been delivered. In the first three months of fiscal 2009, this revenue comprised approximately 1% of the Company's net consolidated sales.

     Other: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered. In the first three months of fiscal 2009, this revenue comprised less than 1% of the Company's net consolidated sales.

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

Based upon indicators of impairment in the fourth quarter of fiscal 2008, which included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company's business outlook primarily due to the current macroeconomic environment, the Company performed an interim impairment test as of November 2, 2008 on each of its four segments. The Company completed step one of the impairment analysis and concluded that, as of November 2, 2008, the fair value of the Computer Systems and Staffing Services segments were below their respective carrying values including goodwill. Step two of the impairment test was initiated but, due to the time-consuming nature, had not been completed at that time. The Company recorded estimates of impairment in the amount of $41.5 million and $4.9 million, in the Computer Systems and Staffing Services segments, respectively, as of November 2, 2008. During the first quarter of fiscal 2009, the Company completed the step two analyses and recorded an additional impairment in the amount of $6.0 million in the Staffing Services segment.

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

The deferred tax asset at February 1, 2009 was $11.8 million, net of the valuation allowance of $5.6 million. The valuation allowance was recorded to reflect uncertainties about whether the Company will be able to utilize some of its deferred tax assets (consisting primarily of foreign net operating loss carryforwards) before they expire. The valuation allowance is based on estimates of taxable income for the applicable jurisdictions and the period over which the deferred tax assets will be realizable.

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

The Amended Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company. The receivables and related borrowings remain on the balance sheet since Volt Funding effectively retains control over the receivables, which are no longer treated as sold assets. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

borrowings are included as short-term borrowings on the condensed consolidated balance sheet. At February 1, 2009, Volt Funding had borrowed $42.9 million and $17.1 million from Market Street Funding and Relationship Funding, respectively. At February 1, 2009, borrowings bear a weighted-average interest rate of 2.3% per annum, excluding a facility fee of 0.75% per annum paid on the entire facility and a program fee of 0.5% paid on the outstanding borrowings.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

New Accounting Pronouncements to be Effective in Fiscal 2010
------------------------------------------------------------

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

Related Party Transactions
--------------------------

During the first three months of fiscal 2009 and 2008, the Company paid or accrued $0.6 million and $0.2 million, respectively, to the law firms of which Lloyd Frank, a director of the Company, is and was of counsel, for services rendered to the Company and expenses reimbursed. In addition, the Company paid or accrued $17,500 and $1,900, respectively, during the first three months of fiscal 2009 and 2008 to Michael Shaw, Ph.D., a brother of Steven Shaw, the Chief Executive Officer and a director of the Company, for services rendered to the Company.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. The Company`s earnings, cash flows and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. The Company has cash and cash equivalents on which interest income is earned at variable rates. The Company also has credit lines with various domestic and foreign banks, which provide for borrowings and letters of credit, as well as a $175 million accounts receivable securitization program to provide the Company with additional liquidity to meet its short-term financing needs.

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase in interest rates would increase the Company's annual net interest expense by $0.5 million. Similarly, a hypothetical 100-basis-point (1%) decrease in interest rates would decrease the Company's annual net interest expense by $27,000.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $13.9 million at February 1, 2009. This fair value was calculated by applying the appropriate fiscal year-end interest rate to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At February 1, 2009, the total market value of these investments was $3.8 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuates against the dollar, which may impact reported earnings. As of February 1, 2009, the total of the Company's net investment in foreign operations was $11.3 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of February 1, 2009, the Company did not have any outstanding foreign currency option contracts. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at February 1, 2009 by 10% would result in a pretax gain of $1.1 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at February 1, 2009 by 10% would result in a pretax loss of $1.1 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at February 1, 2009. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

Interest Rate Market Risk                                  Payments Due By Period as of February 1, 2009
-------------------------                                  ---------------------------------------------
                                                                 Less than         1-3          3-5        After 5
                                                      Total        1 Year         Years        Years         Years
                                                      ------      -------         ------       ------        -----
                                                                   (Dollars in thousands of US$)
Cash and Cash Equivalents and Restricted Cash
---------------------------------------------
Money Market and Cash Accounts                      $162,868      $162,868
Weighted Average Interest Rate                          0.7%          0.7%
                                                    --------      --------
Total Cash, Cash Equivalents and Restricted
     Cash                                           $162,868      $162,868
                                                    ========      ========

Debt
----
Term Loan                                           $ 12,182          $565       $1,280        $1,506         $8,831
Interest Rate                                           8.2%          8.2%         8.2%          8.2%           8.2%

Note Payable                                            $425          $130         $188          $107             --
Interest Rate                                           5.0%          5.0%         5.0%          5.0%
                                                    --------      --------       ------        ------         ------

Total Long Term Debt                                $ 12,607      $    695       $1,468        $1,613         $8,831

Short-term Borrowings                               $116,669      $116,669           --            --             --
Weighted Average Interest Rate                          2.9%          2.9%           --            --             --
                                                    --------       -------       ------        ------         ------

Total Debt                                          $129,276      $117,364       $1,468        $1,613         $8,831
                                                    ========      ========       ======        ======         ======

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company's management is responsible for maintaining adequate internal controls over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting.

The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of February 1, 2009 under the supervision and with the participation of the Company's management, including the Company's President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation, management concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company and its subsidiaries is made known to them on a timely basis.

As of November 2, 2008, the Company's management concluded that the Company did not maintain effective internal controls over financial reporting at one of the Company's subsidiaries because of the effect of a material weakness in the Company's system of internal controls, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (the COSO criteria). Management concluded that the subsidiary did not maintain effective policies and procedures to timely review and evaluate the appropriate recognition of revenue related to sales contracts with multiple deliverables. Additionally, management concluded that the subsidiary did not timely and/or accurately review and monitor certain other transactional control functions. These deficiencies resulted in multiple adjustments which caused a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Efforts Related to the Material Weakness in Internal Controls

The Company's management reviewed and evaluated the design of the control procedures relating to revenue recognition and other transactions, and is taking the following actions to remediate the reported material weakness in internal controls over financial reporting.

Management continues its evaluation of the design of certain controls and the organizational structure of the subsidiary. During the financial statement close process for the first quarter of fiscal 2009, the subsidiary's management initiated revisions to existing processes to ensure timely execution of controls and corporate provided additional oversight over key accounting processes and the application of GAAP requirements to bolster the subsidiary's accounting accuracy and compliance.

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

PART II
OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit   Description
-------   ----------------------------------------------------------------------

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


                                        VOLT INFORMATION SCIENCES, INC.
                                               (Registrant)

Date:  March 13, 2009
                                                By:  /s/Jack Egan
                                                     ---------------------------
                                                     Jack Egan
                                                     Senior Vice President and
                                                     Principal Financial Officer

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