Form 10-Q
period 2009-05-03
VOLT INFORMATION SCIENCES, INC.
filed 2009-06-12
CIK 103872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q
 --
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934


For the Six Months Ended May 3, 2009.

        Or
 --
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from          to
                               ---------   ---------

Commission File No. 1-9232


                        VOLT INFORMATION SCIENCES, INC.
                        -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

       New York                                             13-5658129
---------------------------------------                  --------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

1600 Stewart Avenue, Westbury,  New York                       11590
----------------------------------------                     -------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code:     (516) 228-6700

                   560 Lexington Ave, New York, New York 10022
   --------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant
was required to submit and post such files). Yes   No
                                               ---   ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large Accelerated Filer          Accelerated Filer      X
                          -----                          -----
  Non-Accelerated Filer            Smaller Reporting Company
                          -----                             -----

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

The number of shares of the registrant's common stock, $.10 par value, outstanding as of June 5, 2009 was 20,842,806.

                VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Statements of Operations (Unaudited) -
                  Six Months and Three Months Ended May 3, 2009 and April 27, 2008                                  3

                  Condensed Consolidated Balance Sheets -
                  May 3, 2009 (Unaudited) and November 2, 2008                                                      4

                  Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Six Months Ended May 3, 2009 and April 27, 2008                                                   5

                  Notes to Condensed Consolidated Financial Statements                                              7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                        20

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                       56

Item 4.           Controls and Procedures                                                                          58


PART II - OTHER INFORMATION


Item 4.           Submissions of Matters to a Vote of Security Holders                                             59

Item 6.           Exhibits                                                                                         60


SIGNATURE

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                                      Six Months Ended                   Three Months Ended
                                                                      ----------------                   ------------------
                                                                  May 3,        April 27,             May 3,         April 27,
                                                                   2009,             2008               2009              2008
                                                                   -----             ----               ----              ----

                                                                               (In thousands, except per share amounts)

NET SALES                                                       $946,767       $1,186,141           $447,068          $605,087

COST AND EXPENSES:
 Cost of sales                                                   898,533        1,135,318            420,617           568,233
 Selling and administrative                                       43,491           45,262             21,445            22,925
 Impairment and restructuring costs                               14,429            1,504              5,749                 -
 Depreciation and amortization                                    18,630           19,442              9,765             9,853
                                                              ----------      -----------         ----------        ----------
                                                                 975,083        1,201,526            457,576           601,011
                                                              ----------      -----------         ----------        ----------

OPERATING (LOSS) INCOME                                          (28,316)         (15,385)           (10,508)            4,076

OTHER INCOME (EXPENSE):
 Interest income                                                     909            2,556                296             1,254
 Other expense, net                                                 (954)          (3,062)              (710)           (1,412)
 Foreign exchange gain (loss), net                                   149             (354)              (133)              (45)
 Interest expense                                                 (2,488)          (3,183)              (875)           (1,561)
                                                              ----------      -----------         ----------        ----------
 (Loss) Income from continuing operations before
   minority interest and income taxes                            (30,700)         (19,428)           (11,930)            2,312

Minority interest                                                    314               77                (38)               44
                                                              ----------      -----------         ----------        ----------

(Loss) income from continuing operations before
  income taxes                                                   (30,386)         (19,351)           (11,968)            2,356
Income tax benefit (provision)                                     8,640            7,014              3,280            (1,055)
                                                              ----------      -----------         ----------        ----------

(Loss) income from continuing operations                         (21,746)         (12,337)            (8,688)            1,301

Discontinued operations, net of taxes                                  -            2,499                  -             2,069
                                                              ----------      -----------         ----------        ----------

NET (LOSS) INCOME                                               ($21,746)         ($9,838)           ($8,688)           $3,370
                                                              ==========      ===========         ==========        ==========


                                                                                         Per Share Data
                                                                                         --------------
Basic and Diluted:
(Loss) income  from continuing operations                         ($1.04)          ($0.56)            ($0.42)            $0.06
Discontinued operations                                                -             0.12                  -              0.09
                                                              ----------      -----------         ----------        ----------
Net (loss) income                                                 ($1.04)          ($0.44)            ($0.42)            $0.15
                                                              ==========      ===========         ==========        ==========

Weighted average number of shares - basic                         20,843           22,146             20,843            21,991
                                                              ==========      ===========         ==========        ==========
Weighted average number of shares - diluted                       20,843           22,146             20,843            22,016
                                                              ==========      ===========         ==========        ==========

                          See accompanying notes to condensed consolidated financial statements (unaudited).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                May 3, 2009        November 2, 2008
                                                                                                (Unaudited)               (Audited)
                                                                                                -----------               ---------
ASSETS                                                                                         (In thousands, except share amounts)
CURRENT ASSETS
 Cash and cash equivalents                                                                         $141,492                $120,929
 Restricted cash                                                                                     27,838                  48,581
 Short-term investments                                                                               4,125                   4,178
 Trade accounts receivable, net of allowances of $3,607 (2009) and
 $5,328 (2008)                                                                                      382,132                 488,482
 Inventories, net of allowances of $1,992 (2009) and $4,145 (2008)                                   23,167                  29,025
 Recoverable income taxes                                                                            10,838                       -
 Deferred income taxes                                                                                7,800                   9,685
 Prepaid insurance and other assets                                                                  30,830                  36,684
                                                                                                   --------               ---------
TOTAL CURRENT ASSETS                                                                                628,222                 737,564

Property, plant and equipment, net                                                                   61,177                  68,173
Insurance and other assets                                                                            1,882                   1,276
Deferred income taxes                                                                                19,111                  17,081
Goodwill                                                                                             51,442                  57,481
Other intangible assets, net                                                                         39,036                  44,204
                                                                                                   --------               ---------
TOTAL ASSETS                                                                                       $800,870                $925,779
                                                                                                   ========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Short-term borrowings, including current portion of long-term debt                                $105,756                $108,216
 Accounts payable                                                                                   190,488                 215,265
 Accrued wages and commissions                                                                       40,235                  50,918
 Accrued taxes other than income taxes                                                               15,889                  22,227
 Accrued insurance and other accruals                                                                31,861                  33,327
 Deferred income and other liabilities                                                               15,210                  14,183
 Income taxes payable                                                                                     -                  55,569
                                                                                                   --------               ---------
TOTAL CURRENT LIABILITIES                                                                           399,439                 499,705

Long-term debt, excluding current portion                                                            11,737                  12,082
Deferred income                                                                                       2,707                   3,360
Income taxes payable                                                                                    937                     937
Deferred income taxes                                                                                13,169                  14,551

Minority interest                                                                                       635                   2,010

STOCKHOLDERS' EQUITY
 Preferred stock, par value $1.00; Authorized--500,000 shares; issued--none                               -                       -
 Common stock, par value $.10; Authorized--120,000,000 shares; issued
   --23,498,103 shares                                                                                2,350                   2,350
 Paid-in capital                                                                                     51,064                  51,006
 Retained earnings                                                                                  361,148                 381,832
 Accumulated other comprehensive loss                                                                  (662)                   (400)
                                                                                                   --------               ---------
                                                                                                    413,900                 434,788
 Less treasury stock--2,655,297 shares, at cost                                                     (41,654)                (41,654)
                                                                                                   --------               ---------
TOTAL STOCKHOLDERS' EQUITY                                                                          372,246                 393,134
                                                                                                   --------               ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $800,870                $925,779
                                                                                                   ========               =========
                   See accompanying notes to condensed consolidated financial statements (unaudited).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                        Six Months Ended
                                                                                                        ----------------
                                                                                                    May 3,           April 27,
                                                                                                      2009                2008
                                                                                                      ----                ----
                                                                                                           (In thousands)

CASH  PROVIDED BY OPERATING ACTIVITIES
Net loss                                                                                          ($21,746)            ($9,838)
Discontinued operations, net of taxes                                                                    -              (2,499)
                                                                                                ----------          ----------
Net loss from  continuing operations                                                               (21,746)            (12,337)

Adjustments to reconcile net loss to cash provided by operating activities:
  Depreciation and amortization                                                                     18,630              19,442
  Impairment of goodwill and intangible assets                                                       7,278                   -
  Accounts receivable provisions                                                                     1,475               1,937
  Minority interest                                                                                   (314)                (77)
  (Gain) loss on dispositions of property, plant and equipment                                        (319)                 30
  Impairment charge - property, plant and equipment                                                  1,683                   -
  (Gain) loss on foreign currency translation                                                         (191)                105
  Deferred income tax benefit                                                                       (1,389)             (7,126)
  Share-based compensation expense related to employee stock options                                    58                  29
  Excess tax benefits from share-based compensation                                                      -                 (12)

Changes in operating assets and liabilities, net of assets acquired:
  Accounts receivable                                                                              105,464              (5,759)
  Increase in securitization of accounts receivable                                                      -              20,000
  Inventories                                                                                        5,978              15,056
  Prepaid insurance and other current assets                                                         5,970               9,819
  Insurance and other long-term assets                                                                (399)                105
  Accounts payable                                                                                  (4,053)               (390)
  Accrued expenses                                                                                 (18,478)             (3,082)
  Deferred income and other liabilities                                                                 71               7,163
  Decrease in income taxes                                                                         (66,488)            (12,622)
                                                                                                ----------          ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                           33,230              32,281
                                                                                                ----------          ----------

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)--Continued


                                                                                                               Six Months Ended
                                                                                                               ----------------
                                                                                                            May 3,        April 27,
                                                                                                              2009             2008
                                                                                                              ----             ----
                                                                                                                  (In thousands)

CASH USED IN INVESTING ACTIVITIES
Sales of investments                                                                                          $667             $997
Purchases of investments                                                                                      (763)          (1,100)
Decrease (increase) in restricted cash                                                                      20,743           (8,264)
(Decrease) increase in payables related to restricted cash                                                 (20,743)           8,264
Acquisitions                                                                                                     -             (873)
Proceeds from disposals of property, plant and equipment, net                                                2,732               60
Purchases of property, plant and equipment                                                                 (12,425)         (15,471)
                                                                                                       -----------       ----------
NET CASH USED IN INVESTING ACTIVITIES                                                                       (9,789)         (16,387)
                                                                                                       -----------       ----------

CASH USED IN FINANCING ACTIVITIES
Payment of long-term debt                                                                                     (335)            (249)
Exercises of stock options                                                                                       -              166
Excess tax benefits from share-based compensation                                                                -               12
Purchase of treasury shares                                                                                      -           (8,081)
Decrease in notes payable - banks                                                                           (2,474)          (6,189)
                                                                                                       -----------       ----------
NET CASH USED IN FINANCING ACTIVITIES                                                                       (2,809)         (14,341)
                                                                                                       -----------       ----------

Effect of exchange rate changes on cash                                                                        (69)              80
                                                                                                       -----------       ----------

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities from discontinued operations                                                                -            5,768
Investing activities from discontinued operations                                                                -             (382)
                                                                                                       -----------       ----------
CASH PROVIDED BY DISCONTINUED OPERATIONS                                                                         -            5,386
                                                                                                       -----------       ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS - CONTINUING OPERATIONS                                           20,563            7,019

Increase in discontinued operations cash                                                                         -                6
                                                                                                       -----------       ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                   20,563            7,025

Cash and cash equivalents, beginning of year                                                               120,929           40,343
                                                                                                       -----------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                  $141,492          $47,368
                                                                                                       ===========       ==========

SUPPLEMENTAL INFORMATION
 Cash paid during the period:
  Interest expense                                                                                          $2,557           $3,336
  Income taxes                                                                                             $58,929          $15,541

                See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position at May 3, 2009 and consolidated results of operations for the six and three months ended May 3, 2009 and April 27, 2008 and consolidated cash flows for the six months ended May 3, 2009 and April 27, 2008.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of May 3, 2009, the Company held approximately $167.8 million of "level 1" cash equivalents, restricted cash, short-term investments and investments in securities which are measured at fair value on a recurring basis. The Company does not have any assets or liabilities that are based on "level 2" or "level 3" inputs.

Effective February 2, 2009, the Company adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," which enhances the disclosure requirements related to derivative instruments and hedging activity to improve the transparency of financial reporting.

As part of the Company's risk management strategy, periodically we borrow against our short-term credit facilities in foreign currencies in order to hedge against fluctuations in the exchange rates related to the foreign denominated net assets in the Company's foreign operations. In accordance with Statement of SFAS No. 133, "Accounting for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A--Basis of Presentation--Continued

Derivative Instruments and Hedging Activities", the Company periodically tests for ineffectiveness of its hedges. Ineffectiveness results when either the notional amount of the nonderivative hedging instrument does not match the portion of the net assets designated as being hedged or the nonderivative hedging instrument is denominated in a currency other than the functional currency of the hedged net assets. The effective portion of qualifying hedges is reported in the same manner as the translation adjustment of the net investment or in other comprehensive income.

As of May 3, 2009, the Company had total short-term borrowings of $105.0 million. Included in these borrowings were $20.0 million of foreign denominated borrowings which provide economic hedges against foreign denominated net assets. There was no ineffectiveness related to these hedges and $0.2 million and $0.6 million of losses related to these hedges were included in other comprehensive income for the six and three-month periods ended May 3, 2009.

Certain amounts in the first six months of fiscal 2008 have been reclassified to conform to the fiscal 2009 presentation.


NOTE B--Inventories

Inventories of accumulated unbilled costs, principally work in process, and materials, net of related reserves, by segment are as follows:

                                                May 3,              November 2,
                                                  2009                     2008
                                                  ----                     ----
                                                        (In thousands)

Telecommunications Services                    $13,389                   $16,874
Computer Systems                                 7,141                     8,090
Printing and Other                               2,637                     4,061
                                             ---------                 ---------
Total                                          $23,167                   $29,025
                                             =========                 =========


The cumulative amounts billed under service contracts at May 3, 2009 and November 2, 2008 of $30.2 million and $21.7 million, respectively, are credited against the related costs in inventory. In addition, inventory reserves at May 3, 2009 and November 2, 2008 of $2.0 million and $4.1 million, respectively, are credited against the related costs in inventory primarily, for the Telecommunications Services segment.


NOTE C--Short-Term Borrowings

At May 3, 2009, the Company had credit facilities with various banks and financial conduits which provided for borrowings and letters of credit of up to an aggregate of $297.4 million, including the Company's $175.0 million five-year accounts receivable securitization program (the "Amended Securitization Program"), a $42.0 million five-year unsecured revolving credit agreement ("Credit Agreement") and the Company's wholly-owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $75.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility"). The Company had total outstanding short-term borrowings of $105.0 million as of May 3, 2009. Included in these borrowings were $20.0 million of foreign currency borrowings which provide economic hedges against foreign denominated net assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE C--Short-Term Borrowings--Continued

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

Under the Amended Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Inc. ("Volt Funding"), a wholly-owned special purpose subsidiary of the Company. Volt Funding, in turn, borrows from two commercial paper conduits (Market Street Funding LLC, a PNC Bank affiliate, and Fifth Third Bank), secured by an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company. The Company retains the servicing responsibility for the accounts receivable.

The Amended Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company. The receivables and related borrowings remain on the Company's balance sheet since Volt Funding effectively retains control over the receivables, which are no longer treated as sold assets. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as short-term borrowings on the condensed consolidated balance sheet. At May 3, 2009, Volt Funding had borrowed $35.7 million and $14.3 million from Market Street Funding and Fifth Third Bank, respectively. At May 3, 2009, borrowings bear a weighted-average interest rate of 0.8% per annum, excluding a facility fee of 0.75% per annum paid on the entire facility and a program fee of 0.5% paid on the outstanding borrowings.

The Company incurred charges of $2.8 million and $1.3 million in the six and three months ended April 27, 2008, respectively, in connection with the sale of receivables under the prior securitization program, which are included in Other Expense in the consolidated statement of operations. The equivalent cost of funds in the prior securitization program was 4.5% per annum in the six months ended April 27, 2008.

The Amended Securitization Program is subject to termination by PNC Bank (with the consent of the majority purchasers) under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, or the rate of collections on receivables failing to meet a specified threshold.

At May 3, 2009, the Company was in compliance with all requirements of the Amended Securitization Program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE C--Short-Term Borrowings--Continued

Credit Agreement
----------------

On February 28, 2008, the Company entered into the Credit Agreement to replace the Company's then expiring $40.0 million secured credit agreement with an unsecured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit and $25.0 million for borrowing in alternative currencies. At May 3, 2009, $10.7 million was drawn on this facility. The administrative agent for the Credit Facility is Bank of America, N.A. The other banks participating in the Credit Facility are JP Morgan Chase Bank, N.A. as syndicated agent, Wells Fargo Bank, N.A. and HSBC Bank USA, N.A.

Borrowings under the Credit Agreement bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Based upon the Company's leverage ratio at May 3, 2009, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 1.8% per annum, excluding a fee of 0.2% per annum paid on the entire facility.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on cash dividends, capital stock purchases and redemptions by the Company in any one fiscal year to 50% of consolidated net income, as defined, for the prior year; a limitation on total funded debt to EBITDA of 3.0 to 1.0; and a requirement that the Company maintain a minimum ratio of EBITDA, as defined, to interest expense, as defined, of 4.0 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the level of annual capital expenditures, and the amount of investments, including business acquisitions and mergers, and loans that may be made by the Company to its subsidiaries. At May 3, 2009, the Company was in compliance with all requirements of the Credit Agreement.

Delta Credit Facility
---------------------

In December 2006, Volt Delta entered into a $100.0 million secured Delta Credit Facility, which expires in December 2009, with Wells Fargo, N.A. as the administrative agent and arranger, and as a lender thereunder. Wells Fargo and two of the other three lenders under the Delta Credit Facility, Bank of America, N.A. and JPMorgan Chase, also participate in the Company's $42.0 million unsecured revolving Credit Facility. Neither the Company nor Volt Delta guarantees each other's facility but certain subsidiaries of each are guarantors of their respective parent company's facility. On February 12, 2009, the Delta Credit Facility was voluntarily reduced to $75.0 million.

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $75.0 million with a sublimit of $10.0 million on the issuance of letters of credit. At May 3, 2009, $41.7 million was drawn on this facility. Certain interest rate options, as well as the commitment fee, are based on a leverage ratio, as defined, which resets quarterly. Based upon Volt Delta's leverage ratio at May 3, 2009, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 1.4% per annum. Volt Delta also pays a commitment fee on the unused portion of the Delta Credit Facility which varies based on Volt Delta's leverage ratio. At May 3, 2009, the commitment fee was 0.25% per annum.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE C--Short-Term Borrowings--Continued

The Delta Credit Facility provides for the maintenance of various financial ratios and covenants, including, among other things, a total debt to EBITDA ratio, as defined, which cannot exceed 2.0 to 1.0 on the last day of any fiscal quarter, a fixed charge coverage ratio, as defined, which cannot be less than
2.5 to 1.0 for the twelve months ended as of the last day of each fiscal quarter and the maintenance of a consolidated net worth, as defined. The Delta Credit Facility also imposes limitations on, among other things, incurrence of additional indebtedness or liens, amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures.

At May 3, 2009, the Company was in compliance with all requirements of the Delta Credit Facility.


NOTE D--Long-Term Debt and Financing Arrangements

Long-term debt consists of the following:

                                                    May 3,           November 2,
                                                      2009                 2008
                                                      ----                 ----
                                                        (Dollars in thousands)
8.2% term loan (a)                                  $12,044             $12,316
Note payable for an acquisition (b)                     400                 450
                                                 ----------           ---------
                                                     12,444              12,766
Less amounts due within one year                       (707)               (684)
                                                 ----------          ----------
Total long-term debt                                $11,737             $12,082
                                                 ==========          ==========

(a) In September 2001, a subsidiary of the Company entered into a $15.1 million loan agreement with General Electric Capital Business Asset Funding Corporation. Principal payments have reduced the loan to $12.0 million at May 3, 2009. The 20-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings that had a carrying amount at May 3, 2009 of $9.3 million. The obligation is guaranteed by the Company.

(b) Represents the present value of a $0.6 million payment due in sixty monthly installments, discounted at 5% per annum.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE E--Stockholders' Equity

Changes in the major components of stockholders' equity for the six months ended May 3, 2009 are as follows:

                                                      Common                Paid-In                 Retained            Treasury
                                                      Stock                 Capital                 Earnings             Stock
                                                      -----                 -------                 --------             -----
                                                                                     (In thousands)

Balance at November 2, 2008                              $2,350               $51,006               $381,832             ($41,654)
Amortization of restricted stock and stock units                                   13
Compensation expense - stock options                                               45
Change in fair value of minority interest                                                              1,062
Net loss for the six months                                   -                                      (21,746)                   -
                                                     ----------           -----------             ----------           ----------
Balance at May 3, 2009                                   $2,350               $51,064               $361,148             ($41,654)
                                                     ==========           ===========             ==========           ===========

Another component of stockholders' equity, the accumulated other comprehensive income, consists of cumulative unrealized foreign currency translation loss of $0.9 million ($0.7 million net of taxes) and $0.5 million ($0.4 million net of taxes) at May 3, 2009 and November 2, 2008, respectively, and unrealized loss in marketable securities, net of taxes, of $20,000 ($12,000 net of taxes) and $39,000 ($23,000 net of taxes) at May 3, 2009 and November 2, 2008, respectively. Changes in these items, net of income taxes, are included in the calculation of comprehensive (loss) income as follows:

                                                                  Six Months Ended                   Three Months Ended
                                                                  ----------------                   ------------------
                                                             May 3,            April 27,           May 3,         April 27,
                                                               2009                 2008             2009              2008
                                                               ----                 ----             ----              ----
                                                                                      (In thousands)

Net (loss) income                                          ($21,746)            ($9,838)          ($8,688)          $3,370
Change in fair value of minority interest                     1,062                (833)              404             (783)
Foreign currency translation adjustments, net                  (237)               (324)             (308)             (52)
Unrealized gain (loss) on marketable securities, net             11                 (70)               10              (27)
                                                        -----------         -----------         ----------      -----------
Comprehensive (loss) income                                ($20,910)           ($11,065)          ($8,582)           $2,508
                                                        ===========         ===========         ==========      ===========

NOTE F--Per Share Data

In calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding and the assumed exercise of dilutive outstanding stock options based on the treasury stock method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE F--Per Share Data--Continued

                                                                Six Months Ended                      Three Months Ended
                                                                ----------------                      ------------------
                                                             May 3,         April 27,             May 3,         April 27,
                                                               2009              2008               2009              2008
                                                               ----              ----               ----              ----
Denominator for basic earnings per share:
  Weighted average number of shares                      20,842,806        22,146,081         20,842,806        21,990,959

Effect of dilutive securities:
  Employee stock options                                          -                 -                  -            24,654
                                                         ----------        -----------        ----------        ----------

Denominator for diluted earnings per share:
  Adjusted weighted average number of shares             20,842,806         22,146,081        20,842,806        22,015,613
                                                         ==========        ============       ==========        ==========

Options to purchase 859,869 and 157,746 shares of the Company's common stock were outstanding at May 3, 2009 and April 27, 2008, respectively, but were not included in the computation of diluted earnings per share because the effect of inclusion would have been antidilutive.


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

General corporate expenses consist of the costs incurred in the operations of shared service centers, and include, among other items, enterprise resource planning, human resources, corporate accounting and finance, treasury, legal and executive functions. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions are included within general corporate expenses as they are not directly allocable to a specific segment.

On September 5, 2008, the Company sold the net assets of its DataNational and Directory Systems and Services divisions, whose operations for the comparable prior six and three-month periods have been reclassified to Discontinued Operations, with the remainder of the segment being renamed Printing and Other. The operations of this segment were part of the Telephone Directory segment until the fourth quarter of fiscal 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE G--Segment Disclosures--Continued

Financial data concerning the Company's sales and segment operating (loss) profit by reportable operating segment for the six and three months ended May 3, 2009 and April 27, 2008 are summarized in the table below.

During the six months ended May 3, 2009, consolidated assets decreased by $124.9 million primarily due to decreases in receivables in all segments due to the decrease in sales and the Company's focus on collection of receivables; reduced levels in inventory, primarily in the Telecommunications Services segment; and impairment charges in the Staffing Services and Computer Systems segments.


                                                                       Six Months Ended                Three Months Ended
                                                                       -----------------               ------------------
                                                                     May 3,         April 27,           May 3,        April 27,
                                                                       2009              2008             2009             2008
                                                                       ----              ----             ----             ----
                                                                                              (In thousands)
Net Sales:
Staffing Services
  Staffing                                                         $785,462          $960,342         $372,812         $491,771
  Managed Services                                                  585,649           635,718          329,900          339,173
                                                                ------------        ----------          -------          -------
  Total Gross Sales                                               1,371,111         1,596,060          702,712          830,944
  Less: Non-Recourse Managed Services                              (562,203)         (608,542)        (318,792)        (325,230)
                                                                ------------       -----------        ---------        ---------
  Net Staffing Services                                             808,908           987,518          383,920          505,714
Telecommunications Services                                          44,336            96,443           19,960           49,240
Computer Systems                                                     92,947           102,923           44,460           52,140
Printing and Other                                                    7,990             7,628            2,138            2,399
Elimination of intersegment sales                                    (7,414)           (8,371)          (3,410)          (4,406)
                                                                -----------    --------------      -----------       ----------

Total Net Sales                                                    $946,767        $1,186,141         $447,068         $605,087
                                                                   ========        ==========         ========         ========

Segment Operating (Loss) Profit:
--------------------------------
Staffing Services (a)                                             ($11,638)         $11,694            ($1,036)         $6,225
Telecommunications Services                                             53          (17,269)                99           1,896
Computer Systems (b)                                                 1,409            8,610             (1,019)          5,358
Printing and Other                                                    (419)            (908)              (607)           (795)
                                                                ----------          -------           --------        --------
Total Segment Operating (Loss) Profit                              (10,595)           2,127             (2,563)         12,684

General corporate expenses                                         (17,721)         (17,512)            (7,945)         (8,608)
                                                               -----------          -------           --------          ------
Total Operating (Loss) Profit                                      (28,316)         (15,385)           (10,508)          4,076

Interest income and other (expense), net                               (45)            (506)              (414)           (158)
Foreign exchange gain (loss), net                                      149             (354)              (133)            (45)
Interest expense                                                    (2,488)          (3,183)              (875)         (1,561)
                                                                 ---------       ----------         ----------          ------

(Loss) income from continuing operations before minority
interest and income taxes                                         ($30,700)        ($19,428)          ($11,930)         $2,312
                                                                  ========         ========           ========          ======

     (a) Staffing Services segment operating loss includes impairment and restructuring costs of $12.7 million and $4.5 million in the six and three-month periods of fiscal 2009, respectively.

     (b) Computer Systems segment operating results includes impairment and restructuring costs of $1.7 million and $1.2 million in the six month and three-month periods of fiscal 2009, respectively. Computer Systems segment operating results includes restructuring costs of $1.5 million in the six-month period of fiscal 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

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

Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations. As of May 3, 2009, the Company had no outstanding foreign derivative instruments.

Restricted cash at May 3, 2009 and November 2, 2008 was $27.8 million and $48.6 million, respectively, to cover certain obligations that were reflected in accounts  payable  at that  date.  These  amounts  primarily  related to certain contracts with customers, for which the Company manages the customers' alternative staffing requirements, including the payments to associate vendors.


NOTE I--Sale and Acquisitions of Businesses

On September 5, 2008, the Company sold the net assets of its directory systems and services and North American publishing operations to Yellow Page Group for cash proceeds of $179.3 million. The transaction included the net assets of Volt Directory Systems and DataNational but excluded the Uruguayan operations, which combined were historically reported as the Company's Telephone Directory segment. The Company recorded a pre-tax gain of $156.4 million ($93.3 million net of taxes) that was included in discontinued operations in the consolidated statement of operations in the fourth quarter of fiscal 2008. In accordance with SFAS No. 144, the results of operations of Volt Directory Systems and DataNational have been reclassified as discontinued in the prior period.

The following summarizes the discontinued operations:

                                       Six Months Ended      Three Months Ended
                                         April 27, 2008           April 27,2008
                                         --------------           -------------
                                                        (In thousands)

Revenue                                         $27,509                 $17,025
                                                =======                 =======

Income before taxes                              $4,170                  $3,452
Income tax provision                             (1,671)                 (1,383)
                                                 ------                  ------
Income from discontinued operations              $2,499                  $2,069
                                                 ======                  ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

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

Based upon indicators of impairment in the fourth quarter of fiscal 2008, which included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company's business outlook primarily due to the macroeconomic environment, the Company performed an interim impairment test as of November 2, 2008. The Company completed step one of the impairment analysis and concluded that, as of November 2, 2008, the fair value of the Computer Systems and Staffing Services segments were below their respective carrying values including goodwill. Step two of the impairment test, as required in SFAS 142, was initiated but, due to the time consuming nature, had not been completed as of the time of the filing of the Company's Annual Report. The Company recorded estimates of goodwill impairment in the amount of $41.5 million and $4.9 million, in the Computer Systems and Staffing Services segments, respectively as of November 2, 2008. During the first quarter of fiscal 2009, the Company completed the step two analyses and recorded an additional goodwill impairment in the amount of $6.0 million in the Staffing Services segment. During the Company's annual impairment testing in the second quarter of 2009, the Company recorded an indefinite-lived intangible impairment charge of $1.2 million in the Computer Systems segment.

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

The following table represents the balance of intangible assets:

                                                                   May 3, 2009                         November 2, 2008
                                                                   -----------                         ----------------
                                                        Gross Carrying      Accumulated        Gross Carrying        Accumulated
                                                            Amount          Amortization           Amount           Amortization
                                                            ------          ------------           ------           ------------
                                                                                      (In thousands)
     Customer relationships                                    $41,298          $12,406             $41,298              $9,862
     Existing technology                                        13,164            5,526              13,164               4,714
     Contract backlog                                            3,200            2,667               3,200               2,266
     Trade names (a)                                             1,697              299               2,936                 207
     Reseller network                                              816              340                 816                 289
     Non-compete agreements and trademarks                         451              352                 451                 323
                                                               -------          -------            --------             -------
     Total                                                     $60,626          $21,590             $61,865             $17,661
                                                               =======          =======             =======             =======

     (a) Certain trade names have an indefinite life and are not amortized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued


NOTE K--Primary Insurance Casualty Program

The Company is insured with a highly rated insurance company under a program that provides primary workers' compensation, employer's liability, general liability and automobile liability insurance under a loss sensitive program. In certain mandated states, the Company purchases workers' compensation insurance through participation in state funds, and the experience-rated premiums in these state plans relieve the Company of any additional liability. In the loss sensitive program, initial premium accruals are established based upon the underlying exposure, such as the amount and type of labor utilized, number of vehicles, etc. The Company establishes accruals utilizing actuarial methods to estimate the future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process also includes establishing loss development factors, based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company's ultimate premium liability. In preparing the estimates, the Company considers the nature and severity of the claims, analyses provided by third-party actuaries, as well as current legal, economic and regulatory factors. The insurance policies have various premium rating plans that establish the ultimate premium to be paid. Adjustments to premiums are made based upon the level of claims incurred at a future date up to three years after the end of the respective policy period. For each policy year, management evaluates the accrual, and the underlying assumptions, regularly throughout the year and makes adjustments as needed. The ultimate premium cost may be greater or less than the established accrual. While management believes that the recorded amounts are adequate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimation process. In the event it is determined that a smaller or larger accrual is appropriate, the Company would record a credit or a charge to cost of sales in the period in which such determination is made. At May 3, 2009, the Company's net prepaid for the outstanding policy years was $17.8 million compared to $23.1 million at November 2, 2008.


NOTE L--Incentive Stock Plans

The Non-Qualified Option Plan adopted by the Company in fiscal 1995 terminated on May 16, 2005 except for options previously granted under the plan. Unexercised options expire ten years after grant. Outstanding options at May 3, 2009 were granted at 100% of the market price on the date of grant and become fully vested within one to five years after the grant date.

The Company recorded compensation expense of $4,000 and $9,000 for the six month periods ended May 3, 2009 and April 27, 2008, respectively. Compensation expense is recognized in the selling and administrative expenses in the Company's statement of operations on a straight-line basis over the vesting periods. As of May 3, 2009, there was $3,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the 1995 plan to be recognized over a weighted average period of 0.3 years.

There were no options exercised under the 1995 plan during the six month periods ended May 3, 2009. The intrinsic value of options exercised during the six-month period ended April 27, 2008 was $0.1 million. The total cash received from the exercise of stock options was $0.2 million in the six-month period ended April 27, 2008 and is classified as financing cash flows. The actual tax benefit from realized from the exercise of stock options for the six-month period ended April 27, 2008 was $0.1 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE L--Incentive Stock Plans--Continued

Compensation expense of $13,000 and $14,000 was recognized in selling and administrative expenses in the Company's condensed consolidated statement of operations in the six-month periods ended May 3, 2009 and April 27, 2008, respectively, on a straight-line basis over the vesting period for grants issued in fiscal 2008. As of May 3, 2009, there was $25,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements for these options to be recognized over a weighted average period of 0.9 years.

On December 18, 2007, the Company granted to employees (i) 233,000 restricted stock units and (ii) non-qualified stock options to purchase 152,996 shares of the Company's common stock at $13.32 per share under the 2006 Plan. If certain net income targets are met in fiscal years 2007 through 2011, the restricted stock units begin to vest over a five-year period through 2016. Similarly, if certain net income targets are met in fiscal years 2008 through 2012, substantially all the stock options will vest over a four-year period and expire on December 17, 2017. There was no compensation expense recognized on the grants with certain targets for the six-month period ended May 3, 2009. Compensation expense of $3,000 was recognized in cost of sales in the Company's condensed consolidated statement of operations for the six-month period ended May 3, 2009 for options without targets. No compensation expense on these grants was recognized in cost of sales for the six-month period ended April 27, 2008. As of May 3, 2009, there was $15,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements to be recognized over a weighted average period of 2.1 years.

On April 7, 2009, the Company granted to employees and non-employee directors of the Company non-qualified stock options to purchase 667,750 shares of the company's common stock at $6.39 per share under the 2006 Plan. As a result, the Company recorded compensation expense of $37,000 for the six months ended May 3, 2009. Compensation expense is recognized in the selling and administrative expenses in the Company's statement of operations on a straight-line basis over the vesting periods. As of May 3, 2009, there was $2.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2006 Plan to be recognized over a weighted average period of 2.9 years.

NOTE M--Restructuring

During the first six months of fiscal 2009, the Company recorded a pre-tax restructuring charge of approximately $7.2 million ($4.2 million, net of taxes) related to the elimination of employee positions in the Staffing Services and Computer Services segments from a series of cost cutting initiatives, office consolidations and the closing of a facility in the Staffing Services segment due to the early termination of a contract. The restructuring charge included:
(1) $2.5 million in severance, which was paid in the first six months of fiscal 2009; (2) a $1.7 million non-cash charge for the impairment of property, plant and equipment in the closed facilities; and (3) an accrual of $3.0 million in rent for the remaining term of the leases at the closed facilities. These costs are presented on a separate line item in the Company's condensed consolidated statement of operations.

The following table presents the 2009 restructuring charge and activity in the restructuring accrual for the six months ended May 3, 2009:

                                            Severance        Facilities         Other             Total
                                            ---------        ----------         -----             -----
                                                                 (Dollars in thousands)

        Restructuring charge                 $2,463.6        $3,004.0           $1,683.1         $7,150.7
        Payments and disposals               (2,463.6)         (395.7)          (1,683.1)       ($4,542.4)
                                             --------       ---------           --------        ---------
        Accrued as of May 3, 2009                   -        $2,608.3                  -         $2,608.3
                                            =========       =========           ========        =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued

NOTE M--Restructuring--Continued

During the first quarter of fiscal 2008, the Company recorded a pre-tax restructuring charge of approximately $1.5 million ($0.9 million net of taxes) related to the elimination of Volt Delta employee positions in Europe and North America. The workforce reduction at Volt Delta resulted from the integration of LSSiData into the segment's database access line of business. The restructuring charge consists of severance and termination benefits for the affected employees and is presented on a separate line item in the Company's condensed consolidated statement of operations. The restructuring charge was paid in fiscal 2008.


NOTE N--Legal Contingencies

The Company is subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of the Company's business. A quarterly review is performed of each significant matter to assess any potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, a liability and an expense are recorded for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Any accruals are based on the best information available at the time. As additional information becomes available, a reassessment is performed of the potential liability related to any pending claims and litigation and may revise the Company's estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material adverse impact on the Company's results of operations. As of May 3, 2009, the Company had accrued costs related to a number of purported class actions brought by current and former employees working in California alleging various violations of California law. In May 2009, the Company deposited $3.5 million with a third party in connection with a settlement in one of the class actions.

NOTE O--Subsequent Event

In response to the decrease in the Company's revenue and ongoing economic uncertainty, the Company continues to evaluate its overhead structure and anticipates taking a restructuring charge of approximately $2.0 million in the third quarter.

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

     o Liquidity and Capital Resources - This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments, securitization program and credit lines.

     o Critical Accounting Policies - This section discusses those accounting policies that are both considered to be important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application.

     o New Accounting Pronouncements - This section includes a discussion of recently published accounting authoritative literature that may have an impact on our historical or prospective results of operations or financial condition.

     o Related Person Transactions - This section describes any business relationships, or transaction or series of similar transactions, between the Company and its directors, executive officers, shareholders (with a 5% or greater interest in the Company), or any entity in which an executive officer has more than a 10% equity ownership interest, as well as members of the immediate families of any of the foregoing persons, during the first six months of fiscal year 2008 and 2009. Excluded from the transactions are employment compensation and directors' fees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Forward-Looking Statements
--------------------------

This report and other reports and statements issued by the Company and its officers from time to time contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact could be deemed forward-looking statements, including but not limited to projections of revenue, margins, expenses, tax provisions, earnings, cash flows or other financial items; statements of plans, strategies and objectives of management for future operations, including the execution or results of cost reduction programs and restructurings; statements concerning utilization of our services by customers or our ability to renew contracts with customers; statements regarding future economic conditions or performance; statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or variations thereof or similar or comparable words or phrases. Forward-looking statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of the Company may differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks, uncertainties and assumptions include general economic, competitive and other business conditions, the degree and timing of customer utilization of the
Company's  services,  the  rate of  renewals  of  contracts  with  the  Company, potential employment- and customer-related liability, new and expanded government regulations, continued access to qualified employees, continued compliance with loan agreements and the other risks that are described herein and that are otherwise described from time to time in the Company's Securities and Exchange Commission reports, including the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2008. The Company assumes no obligation and does not intend to update these forward-looking statements.

The information, which appears below, relates to current and prior periods, the results of operations for which periods are not indicative of the results which may be expected for any subsequent periods.


Executive Overview
------------------

Volt Information Sciences, Inc. ("Volt") is a leading national provider of staffing services and telecommunications and information solutions with a material portion of its revenue coming from Fortune 100 customers. The Company operates in four segments and this management discussion and analysis addresses each segment. A brief description of these segments and the predominant source of their sales follows:

Staffing Services: During the second quarter of fiscal 2009, the Company consolidated the operations of Volt Technical Resources ("VTR division") and Volt Services Group ("VSG division") to reduce redundancies and achieve efficiencies in response to the decrease in Staffing Services revenue and ongoing economic uncertainty. These changes include, but are not limited to, office consolidations and the realignment of in-house staff. In some geographical markets, VTR and VSG will continue to operate separately, while in some markets they will operate full-service offices under the brand of Volt Workforce Solutions ("VWS"). As a result of these changes, including office consolidations and closures, the segment recorded a restructuring charge of $6.7 million in the first six months of fiscal 2009.

This segment is now divided into two major functional areas and operates through a network of over 200 branch offices.

     o Staffing Solutions provides a full spectrum of managed staffing, temporary/contract personnel employment, and workforce solutions. The employees and contractors on assignment are usually on the payroll of the Company for the length of their assignment and are then eligible to be re-assigned to another customer. This functional area uses employees and subcontractors from other staffing providers ("associate vendors") when necessary. This functional area also provides direct placement services and, upon request from customers, subject to contractual conditions, will allow the customer to convert the temporary employees to full-time customer employees, under negotiated terms. In addition, the Company's Recruitment Process Outsourcing ("RPO") services deliver end-to-end recruitment and hiring outsourced solutions to customers. Staffing Solutions provides skilled employees, such as computer and other IT specialties, engineering, design, life sciences and technical support (which were formerly part of the VTR division ("Technical")), as well as administrative, clerical, office automation, accounting and financial, call center and light industrial personnel (which were formerly part of the Administrative and Industrial, or VSG division ("A&I")). The length of an employee's assignments may be as short as a few weeks but in many cases can last for six to twelve months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Executive Overview--Continued
------------------

     o Technology and Consulting is comprised of the Procurestaff and VMC Consulting operations. Procurestaff provides global competitively bid human capital acquisition and management solutions by combining web-based tools and business process outsourcing services. The employees and contractors on assignment are usually from associate vendor firms, although at times, Volt-recruited employees and contractors may be selected to fill some assignments, but in those cases, Volt competes on an equal basis with other unaffiliated firms. The Company receives a fee for managing the process, and the revenue for such services is recognized net of its associated costs. Prior to the Staffing Services consolidation, Procurestaff was part of the Technical division. VMC Consulting provides a wide range of services including consulting, outsourcing and turnkey project management in the software and hardware development, IT infrastructure services and customer contact markets. VMC Consulting offers higher margin project-oriented services to its customers and assumes greater responsibility and risk in contrast to the other areas within the segment. Prior to the Staffing Services consolidation, VMC Consulting was part of the Technical division.


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



Printing and Other: This segment provides printing services and publishes telephone directories in Uruguay. The telephone directory revenues of this segment are derived from the sales of telephone directory advertising for the books it publishes. The operations of this segment were part of the Telephone Directory segment until the third quarter of fiscal 2008. In September 2008, the Company sold the net assets of its DataNational and Directory Systems divisions, whose operations for the prior fiscal periods have been reclassified to Discontinued Operations in these financial statements, with the remainder of the segment being renamed Printing and Other.


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

General corporate expenses are comprised of the costs incurred in the operations of shared service centers, and include, among other items, enterprise resource planning, human resource, corporate accounting and finance, treasury, legal and executive functions. In order to leverage the Company's infrastructure, these functions are operated under a centralized management platform, providing support services throughout the organization. The costs of these functions are included within general corporate expenses as they are not directly allocable to a specific segment.

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

The demand for the Company's services in all segments, both domestically and in its foreign operations, is dependent upon general economic conditions. The Company's business tends to suffer during economic downturns, such as the current recession. The slowing of the economy which has continued into the second quarter of fiscal 2009 has adversely affected the Company's revenue and operating profit.

In the six and three month periods of fiscal 2009, the Company's consolidated net sales totaled $946.8 million and $447.1 million, respectively, and the consolidated segment operating loss totaled $10.5 million and $2.1 million, respectively. The explanations by segment for the six and three month periods of fiscal 2009 are detailed below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Executive Overview-Continued
------------------

Staffing Services: The Staffing Services segment's net sales for the six and three-month periods of fiscal 2009 decreased by $178.6 million and $121.8 million, respectively, from the comparable fiscal periods of 2008. The operating results for the current six and three-month periods decreased by $23.3 million and $7.2 million, respectively, from the comparable fiscal 2008 periods. The decrease in operating results in the six months and current quarter from the comparable fiscal 2008 periods was primarily due to impairment and restructuring charges of $12.7 million and $4.5 million, respectively, and the sales decrease.

Telecommunications Services: The Telecommunications Services segment's sales decreased by $52.0 million and $29.2 million from the respective six and three-month periods of fiscal 2008; however, the operating results improved by $17.4 million from the six-month period and decreased $1.8 million from the three-month period. The improved operating results for the six-month period of fiscal 2009 were due to the absence of a $19.3 million reserve taken in the first quarter of fiscal 2008 for certain costs included in inventory related to work performed and for additional costs expected to be incurred to complete work under an installation contract. The installation work on this contract is complete. The Company continues to negotiate with the customer in order for it to be reimbursed for disputed billings under this contract. The decreased operating results for the current quarter were primarily due to the decrease in sales.

Computer Systems: The Computer Systems segment's sales decreased by $10.0 million and $7.7 million respectively, from the six and three-month periods of fiscal 2008, while its operating profit decreased by $7.2 million and $6.3 million, in the six and three-month periods of fiscal 2009. The decrease in operating results in the six and three month periods of fiscal 2009 was primarily due to the sales decreases.

Printing and Other: On September 5, 2008, the Company sold the net assets of its directory systems and services and North American telephone directory publishing operations to Yellow Page Group ("YPG"). The net purchase price of $179.3 million was paid in cash at closing. The transaction included the operations of Volt Directory Systems and DataNational, formerly part of the Telephone Directory segment, but excluded the Uruguayan printing and telephone directory operations, which now comprise this new segment. The results of operations of Volt Directory Systems and DataNational have been reclassified as discontinued operations in the prior period. The Printing and Other segment's sales increased by $0.4 million and decreased by $0.2 million from the six and three-month periods of fiscal 2008, and its operating profit increased by $0.5 million and $0.2 million in the six and three-month periods of fiscal 2009, respectively.

The Company has implemented a series of cost cutting initiatives, including branch closings and staff reductions, designed to improve performance. The Company has focused, and will continue to focus, on aggressively increasing its market share while attempting to maintain margins in order to increase profits. Despite an increase in costs to solidify and expand their presence in their respective markets, the segments have emphasized cost-containment measures, along with improved credit and collections procedures designed to improve the Company's cash flow.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 3, 2009 COMPARED
TO THE SIX MONTHS ENDED APRIL 27, 2008

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

Consolidated Results of Operations
----------------------------------

In the first six months of fiscal 2009, consolidated net sales decreased by $239.3 million, or 20%, to approximately $946.8 million, from the comparable period of fiscal 2008. The decrease in the six months' net sales resulted primarily from decreases in Staffing Services of $178.6 million, Telecommunications Services of $52.0 million and Computer Systems of $10.0 million.

Cost of sales decreased by $236.8 million, or 21%, to $898.5 million, and was 95% of sales, in the six months of fiscal 2009 as compared to 96% of sales in the comparable period of fiscal 2008. The decrease in the cost of sales percentage was primarily due to the absence of $19.3 million loss reserve established in the first quarter of fiscal 2008 in the Telecommunication Services segment.

Selling and administrative costs decreased by $1.8 million, or 4%, in the current six-month period from the comparable period in fiscal 2008, and was 4.6% of sales, as compared to 3.8% of sales in the comparable period of fiscal 2008.

Impairment and restructuring charges totaled $14.4 million in fiscal 2009. Based upon indicators of impairment in the fourth quarter of fiscal 2008, which included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company's business outlook primarily due to the macroeconomic environment, the Company performed an interim impairment test as of November 2, 2008. The Company completed step one of the impairment analysis and concluded that, as of November 2, 2008, the fair values of the Computer Systems and Staffing Services segments were below their respective carrying values including goodwill. Step two of the impairment test was initiated but, due to the time-consuming nature, had not been completed as of the time of the filing of the Company's Annual Report. The Company recorded estimates of impairment in the amount of $41.5 million and $4.9 million in the Computer Systems and Staffing Services segments, respectively, as of November 2, 2008. During the first quarter of fiscal 2009, the Company completed the step two analyses and recorded an additional impairment in the amount of $6.0 million in the Staffing Services segment. During the second quarter of fiscal 2009, the Company recorded an impairment charge in its Computer Systems segment based on its annual testing of goodwill and intangible assets of $1.2 million. In addition, in the six months of fiscal 2009, as a result of declines in revenue, profits and the ongoing economic uncertainty, the Company recorded a pre-tax restructuring charge of approximately $7.2 million related to the elimination of employee positions in the Staffing Services and Computer Systems segments and the closing of 55 facilities in the Staffing Services segment. In the first quarter of fiscal 2008, a restructuring charge of $1.5 million in the Computer Systems segment was recorded due to the reduction of foreign and domestic personnel as a result of the acquisition and integration of LSSi.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 3, 2009 COMPARED
TO THE SIX MONTHS ENDED APRIL 27, 2008--Continued

Consolidated Results of Operations -- Continued
----------------------------------

Depreciation and amortization decreased by $0.7 million, or 4%, in the current six-month period from the comparable period in fiscal 2008, and was 2.0% of sales, as compared to 1.6% of sales in the comparable period of fiscal 2008. The decrease in depreciation and amortization in the current six months from the comparable 2008 fiscal period was attributable to assets becoming fully depreciated during fiscal 2008.

The Company reported an operating loss of $28.3 million in the current six months, as compared to $15.4 million in the comparable period of fiscal 2008. This decrease was due to the segments reporting an operating loss of $10.5 million compared to an operating profit of $2.1 million and an increase of $0.3 million, or 1%, in general corporate expenses. The increase in segment operating losses was attributable to the decreased operating results of the Staffing Services segment of $23.3 million and the Computer Systems segment of $7.2 million, partially offset by increased operating results of the Telecommunications Services segment of $17.4 million and the Printing and Other segment of $0.5 million.

Interest income decreased by $1.7 million, or 64%, in the current six months from the comparable period in fiscal 2008, primarily due to lower interest rates.

Other expense decreased by $2.0 million, or 69%, in the current six months from the comparable period in fiscal 2008 due to an amended securitization program which resulted in a reduction in securitization fees and an increase in interest expense.

Interest expense decreased by $0.7 million as a result of lower interest rates and a reduction in borrowings under the Delta Credit Facility, partially offset by the aforementioned amended securitization program.

The loss from continuing operations before income taxes for the six months of fiscal 2009 totaled $30.4 million compared to a loss from continuing operations of $19.4 million in the comparable six months of fiscal 2008.

The Company's effective tax benefit rate on its financial reporting pre-tax loss was 28.4% in the six months of fiscal 2009 compared to 36.2% in the comparable period in fiscal 2008. The Company's fiscal 2009 effective tax benefit for the three months ended was impacted by foreign tax cumulative losses requiring a valuation allowance and for the six months ended also included the impact of the non-deductible portion of goodwill impairment. The Company's 2008 effective tax provision was primarily impacted by discontinued operations, foreign operations and the adoption of FIN 48.

Discontinued operations totaled $2.5 million (net of income taxes of $1.7 million) in the six months of fiscal 2008.

The net loss in the six months of fiscal 2009 was $21.7 million compared to a net loss of $9.8 million in the comparable period of fiscal 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 3, 2009 COMPARED
TO THE SIX MONTHS ENDED APRIL 27, 2008--Continued

Results of Operations by Segment
--------------------------------

The following two tables reconcile the operating (loss) profit by segment to the consolidated statements of operations for the six months ended May 3, 2009 and April 27, 2008:

                                                       Six Months Ended May 3, 2009
                                                       ----------------------------
                                                          (Dollars in Millions)
                                                   Staffing       Telecommunications     Computer      Printing       Corporate &
                                      Total        Services            Services           Systems      and Other      Eliminations
                                      -----        --------            --------           -------      ---------      ------------
Net Sales                            $946.8          $808.9             $44.4                $92.9          $8.0         ($7.4)

Direct Costs                          757.6           685.3              30.8                 42.7           6.2          (7.4)
Overhead                              140.9            96.7              12.2                 32.0             -             -
                                    -------         -------            ------                 ----        ------      --------
Cost of Sales                         898.5           782.0              43.0                 74.7           6.2          (7.4)

Selling and Administrative             43.5            19.5               0.2                  5.1           1.8          16.9
Impairment and
 Restructuring Costs                   14.4            12.7                 -                  1.7             -             -
Depreciation and
 Amortization                          18.7             6.3               1.1                 10.0           0.4           0.9
                                   --------             ---              ----                -----         -----         -----

Operating (Loss) Profit               (28.3)          (11.6)              0.1                  1.4          (0.4)        (17.8)
Interest Income                         0.9               -                 -                    -             -           0.9
Other Expense, net                     (1.0)              -                 -                    -             -          (1.0)
Foreign Exchange Gain                   0.2               -                 -                    -             -           0.2
Interest Expense                       (2.5)              -                 -                    -             -          (2.5)
                                   --------             ---              ----                -----         -----         -----
(Loss) Income from Continuing
    Operations before Minority
    Interest and Income Taxes        ($30.7)         ($11.6)             $0.1                 $1.4         ($0.4)       ($20.2)
                                   ========          ======              ====                 ====         =====        ======


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 3, 2009 COMPARED
TO THE SIX MONTHS ENDED APRIL 27, 2008--Continued

                                                                   Six Months Ended April 27, 2008
                                                                   -------------------------------
                                                                          (Dollars in Millions)
                                                   Staffing      Telecommunications       Computer      Printing       Corporate &
                                      Total        Services           Services            Systems       and Other      Eliminations
                                      -----        --------           --------            -------       ---------      ------------
Net Sales                           $1,186.1         $987.5             $96.4               $102.9          $7.6          ($8.3)

Direct Costs                           965.0          834.7              85.6                 46.8           6.2           (8.3)
Overhead                               170.3          111.9              26.6                 31.8             -              -
                                     -------         ------            ------                 ----        ------       --------
Cost of Sales                        1,135.3          946.6             112.2                 78.6           6.2           (8.3)

Selling and Administrative              45.3           22.3               0.3                  4.6           1.9           16.2
Impairment and
 Restructuring Costs                     1.5              -                 -                  1.5             -              -
Depreciation and
 Amortization                           19.4            6.9               1.2                  9.6           0.4            1.3
                                     -------         ------            ------                 ----        ------       --------

Operating (Loss) Profit                (15.4)          11.7             (17.3)                 8.6          (0.9)         (17.5)
Interest Income                          2.6              -                -                     -             -            2.6
Other Expense, net                      (3.0)             -                -                     -             -           (3.0)
Foreign Exchange Loss                   (0.4)             -                -                     -             -           (0.4)
Interest Expense                        (3.2)             -                -                     -             -           (3.2)
                                     -------         ------            ------                 ----        ------       --------
(Loss) Income from Continuing
    Operations before Minority
    Interest and Income Taxes         ($19.4)         $11.7            ($17.3)                $8.6         ($0.9)        ($21.5)
                                     =======        =======            ======                 ====         =====         ======

Starffing Services
------------------

                                                               Six Months Ended
                                                               ----------------
                                                May 3, 2009              April 27, 2008
                                                -----------              --------------
                                                           % of                       % of         Favorable          Favorable
                                                            Net                        Net     (Unfavorable)       (Unfavorable)
(Dollars in Millions)                        Dollars       Sales       Dollars        Sales        $ Change            % Change
                                             -------       -----       -------        -----         ------             --------

Gross Staffing Sales                          $785.5                    $960.3                      ($174.8)             (18.2%)
--------------------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)                 $585.7                    $635.6                       ($49.9)              (7.9%)
--------------------------------------------------------------------------------------------------------------------------------
Net Sales *                                   $808.9                    $987.5                      ($178.6)             (18.1%)
--------------------------------------------------------------------------------------------------------------------------------
Direct Costs                                  $685.3         84.7%      $834.7          84.5%        $149.4               17.9%
--------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  $123.6         15.3%      $152.8          15.5%        ($29.2)             (19.1%)
--------------------------------------------------------------------------------------------------------------------------------
Overhead                                       $96.7         11.9%      $111.9          11.3%         $15.2               13.6%
--------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                       $19.5          2.4%       $22.3           2.3%          $2.8               12.5%
--------------------------------------------------------------------------------------------------------------------------------
Impairment and Restructuring Costs             $12.7          1.6%           -             -         ($12.7)                 -
--------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                     $6.3          0.8%        $6.9           0.7%          $0.6                8.5%
--------------------------------------------------------------------------------------------------------------------------------
Segment Operating (Loss) Profit               ($11.6)        (1.4%)      $11.7           1.2%        ($23.3)            (199.5%)
--------------------------------------------------------------------------------------------------------------------------------

*Net Sales only includes the gross margin on managed service sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 3, 2009 COMPARED
TO THE SIX MONTHS ENDED APRIL 27, 2008--Continued

The decrease in net sales of the Staffing Services segment for the six months of fiscal 2009 from the comparable period in fiscal 2008 was comprised of decreases of $157.6 million, or 18%, in net Staffing Solution sales and $21.0 million, or 16%, in net Technology and Consulting sales. Foreign net sales for the six months decreased by 20% from the comparable six months of fiscal 2008, and accounted for 7% of total net Staffing Services sales for the current six months. On a constant currency basis, foreign sales increased by 4% from the comparable 2008 six months. In the current six months, the segment's permanent placement sales decreased by 39% and RPO sales decreased by 74% from the comparable six months of fiscal 2008. The decrease in sales is a reflection of the overall state of the economy, as customers have reduced the use of their contingent workforce and direct placement hirings.

Based upon indicators of impairment in the fourth quarter of fiscal 2008, which included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company's business outlook primarily due to the macroeconomic environment, the Company performed an interim impairment test of goodwill as of November 2, 2008. The Company completed step one of the impairment analysis and concluded that, as of November 2, 2008, the fair value of the Staffing Services segment was below its carrying value including goodwill. Step two of the impairment test was initiated but, due to the time-consuming nature, had not been completed as of the time of the filing of the Company's Annual Report. The segment recorded an estimate of impairment in the amount of $4.9 million as of November 2, 2008. During the first quarter of fiscal 2009, the Company completed the step two analyses, and the segment recorded an additional impairment in the amount of $6.0 million. In addition, in the six months, the segment recorded $6.7 million in restructuring costs ($4.6 million in Staffing Solutions and $2.1 million in Technology and Consulting) due to the elimination of employee positions from a series of cost cutting initiatives and the closing of 55 offices. The restructuring charge included $2.0 million in severance and a $4.7 million non-cash charge for the closed facilities and the impairment of property, plant and equipment.

The decrease in the segment's operating profit was comprised of a decrease of $27.7 million in Staffing Solutions partially offset by an increase of $4.4 million in Technology and Consulting. The segment's gross margin percentage decreased by 0.2 percentage points, due to a decrease of 1.3 percentage points in Staffing Solutions, partially offset by an increase of 6.3 percentage points in Technology and Consulting. The overhead percentage of sales increased by 0.6 percentage points from the comparable 2008 period's percentage, due to increases of 0.6 percentage points in Staffing Solutions and 0.3 percentage points in Technology and Consulting. The segment has implemented a series of cost cutting initiatives, including branch closings and staff reductions, designed to improve financial performance.

Although the markets for the segment's services include a broad range of industries throughout the United States, Europe and Asia, general economic conditions in specific geographic areas or industrial sectors have in the past and could in the future affect the profitability of the segment. Much of the segment's business is obtained through submission of competitive proposals for staffing services and other contracts which are frequently re-bid after expiration. Many of this segment's long-term contracts, some of which are material to this segment, contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract, and generally do not provide for a minimum amount of work to be awarded to the segment. While the segment has historically secured new contracts and obtained new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the segment on satisfactory terms.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 3, 2009 COMPARED
TO THE SIX MONTHS ENDED APRIL 27, 2008--Continued

                                                                   Six Months Ended
                                                                   ----------------
                                          May 3, 2009                April 27, 2008
                                          -----------                --------------
Staffing Solutions
------------------                                   % of                        % of          Favorable           Favorable
(Dollars in Millions)                                 Net                          Net        (Unfavorable)       (Unfavorable)
                                       Dollars       Sales         Dollars        Sales          $ Change            % Change
                                       -------       -----         -------        -----          --------            --------

Gross Sales                               $779.1                    $974.8                       ($195.7)              (20.1%)
-------------------------------------------------------------------------------------------------------------------------------
Net Sales *                               $697.6                    $855.2                       ($157.6)              (18.4%)
-------------------------------------------------------------------------------------------------------------------------------
Direct Costs                              $604.5      86.7%         $730.3        85.4%           $125.8                17.2%
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                               $93.1      13.3%         $124.9        14.6%           ($31.8)              (25.5%)
-------------------------------------------------------------------------------------------------------------------------------
Overhead                                   $73.5      10.5%          $84.8         9.9%            $11.3                13.3%
-------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                   $18.0       2.6%          $21.5         2.5%             $3.5                16.6%
-------------------------------------------------------------------------------------------------------------------------------
Impairment and Restructuring Costs         $10.6       1.5%              -           -            ($10.6)                  -
-------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                 $3.1       0.4%           $3.0         0.4%            ($0.1)               (5.6%)
-------------------------------------------------------------------------------------------------------------------------------
Division Operating (Loss) Profit          ($12.1)     (1.7%)         $15.6         1.8%           ($27.7)             (177.8%)
-------------------------------------------------------------------------------------------------------------------------------

*Net Sales only includes the gross margin on managed service sales.

Staffing Solution's $196 million decrease in gross sales in the current six months of fiscal 2009 from the comparable prior year period included decreases of approximately $45 million from customers whose business with the Company either ceased or was substantially lower than in the comparable six months of fiscal 2009, as well as $171 million attributable to net decreases in sales to continuing customers. This was partially offset by increases of approximately $20 million of sales to new customers or customers with substantially increased business. Staffing Solution's decrease in net sales in the six months of fiscal 2009 from the comparable period in fiscal 2008 was comprised of a decrease of $161.9 million, or 19%, in traditional contingent staffing, partially offset by an increase of $4.3 million, or 41%, in net managed service associate vendor sales. The decrease in sales is a reflection of the overall state of the economy, as customers have reduced the use of their contingent workforce and direct placement hirings.

The decrease in the Staffing Solutions' operating results was due to the sales decrease, the impairment and restructuring costs, the decrease in gross profit as a percentage of sales and the increase in overhead costs as a percentage of sales. As noted above, in the six months, Staffing Solutions recorded an impairment charge of $6.0 million and recorded $4.6 million in restructuring costs due to the elimination of indirect employee positions from a series of cost cutting initiatives and the closing of 54 offices. The restructuring charge included $1.7 million in severance and a non-cash charge for the closed facilities and the impairment of property, plant and equipment of $2.9 million. The decrease in gross profit percentage was primarily due to a $9.7 million reduction in higher margin permanent placement and RPO sales. The increase in overhead as a percentage of sales was due to the downsizing being phased in over the six-month period. The average indirect labor headcount for the six months was reduced from the comparable 2008 fiscal period by 11%. On an annualized basis, the savings in indirect labor and rent due to the current year downsizing will approximate $37 million. The Company will continue to evaluate its overhead structure to determine if additional reductions are necessary.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued


SIX MONTHS ENDED MAY 3, 2009 COMPARED
TO THE SIX MONTHS ENDED APRIL 27, 2008--Continued

Staffing Services--Continued
-----------------

                                                                  Six Months Ended
                                                                  ----------------
                                           May 3, 2009              April 27, 2008
                                           -----------              --------------
Technology and Consulting
-------------------------                            % of                        % of          Favorable           Favorable
 (Dollars in Millions)                                Net                         Net         (Unfavorable)       (Unfavorable)
                                       Dollars       Sales        Dollars        Sales          $ Change            % Change
                                       -------       -----        -------        -----          --------            --------

Gross Sales                             $592.0                      $621.2                       ($29.2)              (4.7%)
-------------------------------------------------------------------------------------------------------------------------------
Net Sales *                             $111.3                      $132.3                       ($21.0)             (15.9%)
-------------------------------------------------------------------------------------------------------------------------------
Direct Costs                             $80.8       72.6%          $104.4        78.9%           $23.6               22.6%
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                             $30.5       27.4%           $27.9        21.1%            $2.6                9.4%
-------------------------------------------------------------------------------------------------------------------------------
Overhead                                 $23.2       20.8%           $27.1        20.5%            $3.9               14.4%
-------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                  $1.5        1.4%            $0.8         0.5%           ($0.7)            (110.0%)
-------------------------------------------------------------------------------------------------------------------------------
Restructuring costs                       $2.1        1.9%               -           -            ($2.1)                  -
-------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization               $3.2        2.9%            $3.9         3.0%            $0.7               19.0%
-------------------------------------------------------------------------------------------------------------------------------
Division Operating Profit (Loss)          $0.5         0.4%          ($3.9)       (2.9%)           $4.4              112.2%
-------------------------------------------------------------------------------------------------------------------------------

*Net Sales only includes the gross margin on managed service sales.

Technology and Consulting's decrease in gross sales of $29 million in the first six months of fiscal 2009 as compared to the comparable period of fiscal 2008 included a decrease of $2 million of sales to customers which the Company either ceased or substantially reduced servicing in the current year, as well as $44 million attributable to net decreases in sales to continuing customers, partially offset by growth of approximately $17 million from new customers, or customers whose business with the Company in the comparable fiscal period was substantially below their volume for the first six months of fiscal 2009. The decrease in net sales in the six months of fiscal 2009 from the comparable period in fiscal 2008 was comprised of a decrease of $12.9 million, or 11%, in traditional contingent staffing or project management and consulting sales, along with a decrease of $8.1 million, or 49%, in net managed service associate vendor sales.

The increase in the Technology and Consulting's operating results was due to the increase in gross profit percentage, partially offset by the restructuring charge, the sales decrease and the increase in overhead and selling and administrative costs as a percentage of sales. The increase in the gross profit percentage was due to a $2.5 million increase in higher margin licensing fees in fiscal 2009, and a $3.3 million loss recognized in one large project in the comparable six months of fiscal 2008. The restructuring charge included a non-cash charge for the closing of a facility and the impairment of property, plant and equipment of $1.8 million, and $0.3 million due to the elimination of indirect labor positions. The increase in overhead and selling and administrative costs as a percentage of sales was due to the downsizing being phased in over the six-month period. The average indirect labor headcount was reduced from the 2008 fiscal period by 9%. The Company will continue to evaluate its overhead structure to determine if additional reductions are necessary.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 3, 2009 COMPARED
TO THE SIX MONTHS ENDED APRIL 27, 2008--Continued

Telecommunications Services
---------------------------


                                                       Six Months Ended
                                                       ----------------
                                        May 3, 2009                April 27, 2008
                                        -----------                --------------

(Dollars in Millions)                               % of                         % of          Favorable          Favorable
                                                     Net                          Net        (Unfavorable)      (Unfavorable)
                                     Dollars        Sales        Dollars         Sales         $ Change            %Change
                                     -------        -----        -------         ----          --------            -------

Net Sales                              $44.4                      $96.4                          ($52.0)           (54.0%)
-------------------------------------------------------------------------------------------------------------------------------
Direct Costs                           $30.8        69.6%         $85.6          88.7%            $54.8             63.9%
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                           $13.6        30.4%         $10.8          11.3%             $2.8             23.7%
-------------------------------------------------------------------------------------------------------------------------------
Overhead                               $12.2        27.4%         $26.6          27.6%            $14.4             54.4%
-------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                $0.2         0.4%          $0.3           0.3%             $0.1             43.5%
-------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization             $1.1         2.5%          $1.2           1.3%             $0.1             10.4%
-------------------------------------------------------------------------------------------------------------------------------
Segment Operating Profit (Loss)         $0.1         0.1%        ($17.3)        (17.9%)           $17.4            100.3%
-------------------------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales decrease in the first six months of fiscal 2009 from the comparable period of fiscal 2008 was due to decreases of $49.3 million, or 65%, in the Construction and Engineering division and $2.7 million, or 13%, in other divisions. The sales decrease in the Construction and Engineering division in the first six months of fiscal 2009 was primarily due to a large installation contract with substantial revenue in the comparable six months of fiscal 2008 that was completed by the end of fiscal 2008, along with a decrease in the recognition of revenue in fiscal 2009 for several large contracts accounted for using the percentage-of-completion method of accounting. The segment's sales backlog at the end of the second quarter of fiscal 2009 was $24 million, as compared to a backlog of approximately $51 million at the end of the comparable 2008 quarter.

The increased operating results for the six months were primarily due to the increased gross profit percentage, partially offset by the decrease in sales. The lower gross margin percentage in the comparable period was due to the Company's establishment of a $19.3 million loss reserve in the first quarter of fiscal 2008 for certain costs included in inventory related to work performed and for additional costs to complete work under that contract. That contract was completed at the end of fiscal 2008, and the Company continues to negotiate with the customer to be reimbursed for disputed billings under the contract. As a result of the recent sales declines, the segment reduced overhead during the current six months by 54% from the comparable 2008 fiscal period. The decreased overhead for the first six months of fiscal 2009 was related to indirect headcount reduction.

A substantial portion of the business in this segment is obtained through the submission of competitive proposals for contracts, which typically expire within one to three years and are re-bid. Many of this segment's long-term contracts, some of which are material to this segment, contain cancellation provisions under which the customer can cancel the contract, even if the segment is not in default under the contract and generally do not provide for a minimum amount of work to be awarded to the segment. While the segment has historically secured new contracts and obtained new business, there can be no assurance that contracts will be renewed or extended, or that additional or replacement contracts will be awarded to the segment on satisfactory terms.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 3, 2009 COMPARED
TO THE SIX MONTHS ENDED APRIL 27, 2008--Continued

Computer Systems
----------------

                                                             Six Months Ended
                                                             ----------------
                                            May 3, 2009                 April 27, 2008
                                            -----------                 --------------
                                                         % of                        % of         Favorable          Favorable
                                                          Net                         Net       (Unfavorable)      (Unfavorable)
(Dollars in Millions)                    Dollars         Sales        Dollars        Sales        $ Change           % Change
                                         -------         -----        -------        -----        --------           --------

Net Sales                                   $92.9                      $102.9                      ($10.0)             (9.7%)
-------------------------------------------------------------------------------------------------------------------------------
Direct Costs                                $42.7        46.0%          $46.8         45.5%          $4.1               8.8%
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                $50.2        54.0%          $56.1         54.5%         ($5.9)            (10.5%)
-------------------------------------------------------------------------------------------------------------------------------
Overhead                                    $32.0        34.4%          $31.8         30.9%         ($0.2)             (0.5%)
-------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                     $5.1         5.5%           $4.6          4.5%         ($0.5)            (13.0%)
-------------------------------------------------------------------------------------------------------------------------------
Restructuring and Impairment Costs           $1.7         1.8%           $1.5          1.5%         ($0.2)            (13.3%)
-------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                 $10.0        10.8%           $9.6          9.3%         ($0.4)             (4.0%)
-------------------------------------------------------------------------------------------------------------------------------
Segment Operating Profit                     $1.4         1.5%           $8.6          8.3%         ($7.2)            (83.6%)
-------------------------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales decrease in the six months of fiscal 2009 from the comparable period of fiscal 2008 was comprised of decreases of $8.2 million, or 23%, in projects, maintenance and other, and $2.9 million, or 9%, in database access transaction fees, including ASP directory assistance, partially offset by an increase of $1.1 million, or 3%, in the Maintech division's IT maintenance. The reduction in sales in fiscal 2009 from the comparable 2008 fiscal period included decreases of approximately $5 million of sales from customers whose business with the Company either ceased or was substantially lower than in the comparable period of fiscal 2008, as well as $15 million attributable to net decreases in sales to continuing customers. This was partially offset by sales increases of approximately $10 million to new customers, or customers with substantial increased business. The decrease in transaction fees was primarily due to a reduction of such services to a major customer who transitioned to a fixed monthly fee model, partially offset by an increase to another major customer who transitioned to a variable transaction-based fee model from a fixed monthly fee model.

The segment's decreased operating profit was primarily due to the decrease in sales, the impairment and restructuring charges and the increase in overhead as a percentage of sales. The increased overhead costs were primarily due to increased communications costs related to a new business initiative, along with increased indirect labor.

This segment's results are highly dependent on the volume of calls to the segment's customers that are processed by the segment under existing contracts with telephone companies, the segment's ability to continue to secure comprehensive telephone listings from others, its continued ability to sell products and services to new and existing customers and consumer demands for its customers' services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 3, 2009 COMPARED
TO THE SIX MONTHS ENDED APRIL 27, 2008--Continued

Printing and Other
------------------

                                                           Six Months Ended
                                                           ----------------
                                        May 3, 2009                April 27, 2008
                                        ------------               --------------
                                                     % of                        % of          Favorable           Favorable
(Dollars in Millions)                                Net                          Net        (Unfavorable)       (Unfavorable)
                                     Dollars        Sales        Dollars         Sales          $ Change           % Change
                                     -------        -----        -------         -----          --------           --------

Net Sales                              $8.0                         $7.6                            $0.4                4.8%
-------------------------------------------------------------------------------------------------------------------------------
Direct Costs                           $6.2         77.8%           $6.2          81.1%                -                  -
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                           $1.8         22.2%           $1.4          18.9%             $0.4               23.8%
-------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative               $1.8         22.7%           $1.9          25.6%             $0.1                6.9%
-------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization            $0.4          4.7%           $0.4           5.2%                -                  -
-------------------------------------------------------------------------------------------------------------------------------
Segment Operating Loss                ($0.4)        (5.2%)         ($0.9)        (11.9%)            $0.5               53.9%
-------------------------------------------------------------------------------------------------------------------------------

On September 5, 2008, the Company sold the net assets of its directory systems and services and North American telephone directory publishing operations to Yellow Page Group. The net purchase price of approximately $179 million was paid in cash at closing.

The transaction included the operations of Volt Directory Systems and Services and DataNational, formerly part of the Telephone Directory segment, but excluded the Uruguayan printing and telephone directory operations, which now comprise this new segment. The results of operations of Volt Directory Systems and DataNational have been reclassified as discontinued operations in the prior period results.

The Printing and Other segment's sales increased by $0.4 million from the comparable six-month period in fiscal 2008. The sales increase was comprised of printing sales. The Printing and Other sales in the first six months of fiscal 2009 as compared to the comparable period of fiscal 2008 included a growth of approximately $0.8 million from continuing customers, partially offset by a decline of approximately $0.4 million of sales to customers which the Company either ceased or substantially reduced servicing in the first half of fiscal 2009. The improved operating results for the six months of fiscal 2009 were predominantly due to the increase in sales and the increased gross margin percentage.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

SIX MONTHS ENDED MAY 3, 2009 COMPARED
TO THE SIX MONTHS ENDED APRIL 27, 2008--Continued

General Corporate Expenses and Other Income (Expense)
-----------------------------------------------------

                                                         Six Months Ended
                                                         ----------------
                                          May 3, 2009              April 27, 2008
                                          -----------              --------------
                                                     % of                      % of        Favorable          Favorable
(Dollars in Millions)                                 Net                       Net      (Unfavorable)      (Unfavorable)
                                       Dollars       Sales       Dollars       Sales        $ Change          % Change
                                       -------       -----       -------       -----        --------            ------

Selling & Administrative                $16.9          1.8%      $16.2         1.4%          ($0.7)             (4.2%)
-------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization              $0.9          0.1%       $1.3         0.1%           $0.4              35.6%
-------------------------------------------------------------------------------------------------------------------------------
Interest Income                          $0.9          0.1%       $2.6         0.2%          ($1.7)            (64.4%)
-------------------------------------------------------------------------------------------------------------------------------
Other Expense                           ($1.0)        (0.1%)     ($3.0)       (0.3%)          $2.0              68.8%
-------------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Gain (Loss)             $0.2            -       ($0.4)          -            $0.6             142.1%
-------------------------------------------------------------------------------------------------------------------------------
Interest Expense                        ($2.5)        (0.3%)     ($3.2)       (0.3%)          $0.7              21.8%
-------------------------------------------------------------------------------------------------------------------------------

The changes in general corporate expenses and other income (expense) for the six months of fiscal 2009 as compared to the comparable 2008 period, were:

The increase in selling and administrative expenses in the current six months from the comparable 2008 fiscal period was primarily the result of increased labor costs.

The decrease in depreciation and amortization in the six months of fiscal 2009 from the comparable 2008 fiscal period was due to portions of the corporate resource planning system becoming fully amortized.

The decrease in interest income from the comparable period in fiscal 2008 was due to lower interest rates.

The decrease in other expense from the comparable  period in fiscal 2008 was due
to  an  amended   securitization  program  which  resulted  in  a  reduction  in securitization fees and an increase in interest expense.

The foreign exchange gain in the six months of fiscal 2009 compared to a foreign exchange loss in the prior period was primarily due to variations in exchange rates.

The decrease in interest expense from the comparable period in fiscal 2008 was due to lower bank and securitization program borrowings, partially offset by the aforementioned amendment to the securitization program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 3, 2009 COMPARED
TO THE THREE MONTHS ENDED APRIL 27, 2008

Consolidated Results of Operations
----------------------------------

In the second quarter of fiscal 2009, consolidated net sales decreased by $157.9 million, or 26%, to $447.1 million, from the comparable quarter of fiscal 2008. The decrease in the current quarter's net sales resulted primarily from decreases in Staffing Services of $121.8 million, Telecommunications Services of $29.2 million and Computer Systems of $7.7 million.


Cost of sales decreased by $147.5 million, or 26%, to $420.7 million, and remained at 94% of sales, in the second quarter of fiscal 2009 as compared to the comparable quarter of fiscal 2008.


Selling and administrative costs decreased by $1.5 million, or 7%, in the second quarter of fiscal 2009 over the comparable period in fiscal 2008, and were 4.8% of sales, as compared to 3.8% in the comparable prior 2008 period.

As explained in the Executive Overview, in the second quarter of fiscal 2009 the Company consolidated the operations within the Staffing Services segment and recorded a restructuring charge of $4.5 million. In addition, the Company recorded a $1.2 million impairment charge in its Computer Systems segment.

The Company reported an operating loss of $10.5 million in the current quarter, as compared to an operating profit of $4.0 million in the comparable period of fiscal 2008. This decrease was due to the segments reporting an operating loss of $2.5 million compared to an operating profit of $12.6 million partially offset by a decrease of $0.6 million, or 8%, in general corporate expenses. The decrease in segment operating results was attributable to the decreases of $7.2 million in the Staffing Services segment, $6.3 million in Computer Systems and $1.8 million in Telecommunications Services, partially offset by an increase of $0.2 million in Printing and Other.

Interest income decreased by $1.0 million, or 76%, in the current six months from the comparable period in fiscal 2008 primarily due to lower interest rates.

Other expense decreased by $0.6 million, or 50%, in the current six months from the comparable period in fiscal 2008 due to an amended securitization program which resulted in a reduction in securitization fees and an increase in interest expense.

Interest expense decreased by $0.7 million, or 44%, in the current quarter over the comparable quarter in fiscal 2008. The decrease was due to lower interest rates and a reduction in borrowings under the Delta Credit Facility, partially offset by the aforementioned amended securitization program.

The Company's effective tax benefit rate on its financial reporting pre-tax loss was 27.4% in the second quarter of fiscal 2009 compared to an effective tax provision rate of 44.8% on its financial reporting pre-tax income in the comparable period in fiscal 2008. The Company's fiscal 2009 effective tax benefit for the three months ended was impacted by foreign tax cumulative losses requiring a valuation allowance and for the six months ended also included the impact of the non-deductible portion of goodwill impairment. The Company's 2008 effective tax provision was primarily impacted by discontinued operations, foreign operations and the adoption of FIN 48.

The Company reported a net loss in the second quarter of fiscal 2009 of $8.7 million compared to a net income of $3.4 million in the comparable quarter of fiscal 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 3, 2009 COMPARED
TO THE THREE MONTHS ENDED APRIL 27, 2008--Continued

Results of Operations by Segment
--------------------------------

The following two tables reconcile the operating (loss) profit by segment to the consolidated statements of operations for the three months ended May 3, 2009 and April 27, 2008:


                                                                  Three Months Ended May 3, 2009
                                                                  ------------------------------
                                                                     (Dollars in Millions)
                                                    Staffing       Telecommunications    Computer      Printing       Corporate &
                                      Total         Services            Services          Systems       and Other     Eliminations
                                      -----         --------            --------          -------       ---------     ------------
Net Sales                            $447.1          $383.9                $20.0             $44.4          $2.2         ($3.4)

Direct Costs                          354.3           322.0                 13.2              20.7           1.8          (3.4)
Overhead                               66.4            45.5                  6.1              14.8             -             -
                                    -------         -------               ------           -------        ------      --------
Cost of Sales                         420.7           367.5                 19.3              35.5           1.8          (3.4)

Selling and Administrative             21.4             9.7                  0.1               3.3           0.8           7.5
Impairment and Restructuring
    Costs                               5.7             4.5                    -               1.2             -             -
Depreciation and Amortization           9.8             3.2                  0.5               5.4           0.2           0.5
                                    -------          ------                -----             -----         -----         -----

Operating (Loss) Profit               (10.5)           (1.0)                 0.1              (1.0)         (0.6)         (8.0)
Interest Income                         0.3               -                    -                 -             -           0.3
Other Expense, net                     (0.7)              -                    -                 -             -          (0.7)
Foreign Exchange Loss                  (0.1)              -                    -                 -             -          (0.1)
Interest Expense                       (0.9)              -                    -                 -             -          (0.9)
                                       ----        --------             --------          --------      --------          ----
(Loss) Income from Continuing
    Operations before Minority
    Interest and Income Taxes        ($11.9)          ($1.0)                $0.1             ($1.0)        ($0.6)        ($9.4)
                                     ======           =====                 ====             =====         =====         =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 3, 2009 COMPARED
TO THE THREE MONTHS ENDED APRIL 27, 2008--Continued

                                                                  Three Months Ended April 27, 2008
                                                                  ---------------------------------
                                                                         (Dollars in Millions)
                                                   Staffing      Telecommunications       Computer      Printing       Corporate &
                                      Total        Services           Services            Systems        and Other     Eliminations
                                      -----        --------           --------            -------        ---------     ------------
Net Sales                             $605.0         $505.7             $49.2                $52.1          $2.4          ($4.4)

Direct Costs                           480.4          425.4              34.2                 23.2           2.0           (4.4)
Overhead                                87.8           59.2              12.3                 16.3             -              -
                                     -------        -------           -------              -------        ------       --------
Cost of Sales                          568.2          484.6              46.5                 39.5           2.0           (4.4)

Selling and Administrative              22.9           11.3               0.1                  2.5           1.0            8.0
Impairment and Restructuring
    Costs                                -              -                 -                    -             -              -
Depreciation and Amortization            9.9            3.6               0.7                  4.8           0.2            0.6
                                     -------         ------             -----                -----         -----          -----

Operating Profit (Loss)                  4.0            6.2               1.9                  5.3          (0.8)          (8.6)
Interest Income                          1.3              -                -                     -             -            1.3
Other Expense, net                      (1.3)             -                -                     -             -           (1.3)
Foreign Exchange Loss                   (0.1)             -                -                     -             -           (0.1)
Interest Expense                        (1.6)             -                -                     -             -           (1.6)
                                        ----       --------         --------              --------      --------           ----
Income (Loss) from Continuing
    Operations before
    Minority Interest and
    Income Taxes                        $2.3           $6.2              $1.9                 $5.3         ($0.8)        ($10.3)
                                        ====           ====              ====                 ====         =====         ======


Staffing Services
-----------------

                                                              Three Months Ended
                                                              ------------------
                                                May 3, 2009              April 27, 2008
                                                -----------              --------------

                                                           % of                       % of         Favorable         Favorable
                                                            Net                        Net       (Unfavorable)      (Unfavorable)
(Dollars in Millions)                        Dollars       Sales       Dollars        Sales        $ Change           % Change
                                             -------       -----       -------        -----         ------            --------

Gross Staffing Sales                          $372.8                    $491.8                      ($119.0)          (24.2%)
-------------------------------------------------------------------------------------------------------------------------------
Managed Service Sales (Gross)                 $329.9                    $339.2                        ($9.3)           (2.7%)
-------------------------------------------------------------------------------------------------------------------------------
Net Sales *                                   $383.9                    $505.7                      ($121.8)          (24.1%)
-------------------------------------------------------------------------------------------------------------------------------
Direct Costs                                  $322.0         83.9%      $425.4          84.1%        $103.4            24.3%
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                   $61.9         16.1%       $80.3          15.9%        ($18.4)          (22.9%)
-------------------------------------------------------------------------------------------------------------------------------
Overhead                                       $45.5         11.8%       $59.2          11.7%         $13.7            23.3%
-------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                        $9.7          2.6%       $11.3           2.3%          $1.6            13.6%
-------------------------------------------------------------------------------------------------------------------------------
Impairment and Restructuring Costs              $4.5          1.2%           -             -          ($4.5)              -
-------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                     $3.2          0.4%        $3.6           0.7%          $0.4            11.1%
-------------------------------------------------------------------------------------------------------------------------------
Segment Operating (Loss) Profit                ($1.0)        (0.1%)       $6.2           1.2%         ($7.2)         (116.6%)
-------------------------------------------------------------------------------------------------------------------------------

*Net Sales only includes the gross margin on managed service sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 3, 2009 COMPARED
TO THE THREE MONTHS ENDED APRIL 27, 2008--Continued

The decrease in net sales of the Staffing Services segment for the second quarter of fiscal 2009 from the comparable quarter in fiscal 2008 was comprised of decreases of $111.8 million, or 25%, in net Staffing Solutions sales and $10.0 million, or 16%, in net Technology and Consulting sales. Foreign net sales for the current quarter decreased by 23% from the comparable quarter of fiscal 2008, and accounted for 7% of total net Staffing Services sales for the current three months. On a constant currency basis, foreign sales increased by 2% from the comparable 2008 three months. In the current three months, the segment's permanent placement sales decreased by 36% and RPO sales decreased by 82% from the comparable period of fiscal 2008. The decrease in sales was affected by the economic downturn as many of the segment's customers announced layoffs and hiring freezes.

The decrease in the segment's operating profit was comprised of a decrease of $13.5 million in Staffing Solutions partially offset by an increase of $6.3 million in the Technology and Consulting. The segment's gross margin percentage increased by 0.2 percentage points, due to an increase of 6.9 percentage points in Technology and Consulting, partially offset by a decrease of 0.9 percentage points in Staffing Solutions. The selling and administrative costs percentage increased by 0.3 percentage points from the comparable 2008 period percentages, due to an increase of 0.1 percentage points in Staffing Solutions and 1.9 percentage points in Technology and Consulting. The segment has implemented a series of cost cutting initiatives, including branch closings and staff reductions, designed to improve financial performance.


                                                          Three Months Ended
                                                          ------------------
                                          May 3, 2009                April 27, 2008
                                          -----------                --------------
Staffing Solutions                                    % of                        % of          Favorable           Favorable
 (Dollars in Millions)                                Net                          Net        (Unfavorable)       (Unfavorable)
                                       Dollars       Sales         Dollars        Sales          $ Change            % Change
                                       -------       -----         -------        -----          --------            --------

Gross Sales                               $368.7                    $505.8                       ($137.1)             (27.1%)
-------------------------------------------------------------------------------------------------------------------------------
Net Sales *                               $330.5                    $442.3                       ($111.8)             (25.3%)
-------------------------------------------------------------------------------------------------------------------------------
Direct Costs                              $283.8      85.9%         $375.8        85.0%            $92.0               25.5%
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                               $46.7      14.1%          $66.5        15.0%           ($19.8)             (29.9%)
-------------------------------------------------------------------------------------------------------------------------------
Overhead                                   $34.4      10.4%          $43.3         9.8%             $8.6               20.6%
-------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                    $8.5       2.6%          $10.8         2.5%             $2.3               22.0%
-------------------------------------------------------------------------------------------------------------------------------
Impairment and Restructuring Costs          $4.3       1.3%              -           -             ($4.3)                 -
-------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                 $1.8       0.5%           $1.5         0.3%            ($0.3)             (17.0%)
-------------------------------------------------------------------------------------------------------------------------------
Division Operating (Loss) Profit           ($2.3)     (0.7%)         $10.9         2.4%           ($13.5)             (84.2%)
-------------------------------------------------------------------------------------------------------------------------------

*Net Sales only includes the gross margin on managed service sales.

The Staffing Solution's decrease in gross staffing sales in the current quarter of fiscal 2009 from the comparable prior year period included decreases of approximately $23 million from customers whose business with the Company either ceased or was substantially lower than in the comparable quarter of fiscal 2008, as well as $122 million attributable to net decreases in sales to continuing customers. This was partially offset by increases of approximately $8 million of sales to new customers or customers with substantial increased business. The Staffing Solutions' decrease in net sales in the second quarter of fiscal 2009 from the comparable period in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued


THREE MONTHS ENDED MAY 3, 2009 COMPARED
TO THE THREE MONTHS ENDED APRIL 27, 2008--Continued

Staffing Services--Continued
-----------------

fiscal 2008 was comprised of a decrease of $114.5 million, or 26%, in traditional contingent staffing, partially offset by an increase of $2.7 million, or 49%, in net managed service associate vendor sales.

The decrease in the Staffing Solutions' operating profit was the result of the sales decrease, the impairment and restructuring costs, the decrease in gross profit as a percentage of sales, and the increase in overhead costs as a percentage of sales. In the three months, Staffing Solutions recorded a $4.3 million restructuring charge due to the elimination of indirect employee positions from a series of cost cutting initiatives and the closing of 54 offices. The restructuring charge included $1.4 million in severance, and a non-cash charge for the closed facilities and the impairment of property, plant and equipment of $2.9 million. The decrease in gross profit percentage was primarily due to a $6.1 million reduction in higher margin permanent placement and RPO sales. The increase in overhead as a percentage of sales was due to the downsizing being phased in over the six-month period. The average indirect labor headcount for the three months was reduced from the comparable 2008 fiscal period by 20%. The Company will continue to evaluate its overhead structure to determine if additional reductions are necessary.


                                                    Three Months Ended
                                                    ------------------
                                         May 3, 2009               April 27, 2008
                                         -----------               --------------
Technology and Consulting
-------------------------                           % of                        % of          Favorable           Favorable
 (Dollars in Millions)                               Net                         Net         (Unfavorable)       (Unfavorable)
                                      Dollars       Sales        Dollars        Sales          $ Change            % Change
                                      -------       -----        -------        -----          --------            --------

Gross Sales                             $334.0                     $325.1                         $8.9                2.7%
-------------------------------------------------------------------------------------------------------------------------------
Net Sales *                              $53.4                      $63.4                       ($10.0)             (15.8%)
-------------------------------------------------------------------------------------------------------------------------------
Direct Costs                             $38.2       71.4%          $49.6        78.3%           $11.4               23.2%
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                             $15.2       28.6%          $13.8        21.7%            $1.4               10.6%
-------------------------------------------------------------------------------------------------------------------------------
Overhead                                 $11.1       20.9%          $15.9        25.1%            $5.1               30.2%
-------------------------------------------------------------------------------------------------------------------------------
Selling &Administrative                   $1.2        2.4%           $0.5         0.5%           ($0.7)            (256.0%)
-------------------------------------------------------------------------------------------------------------------------------
Restructuring Costs                       $0.2          -               -           -            ($0.2)                 -
-------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization               $1.4        2.6%           $2.1         3.3%            $0.7               33.1%
-------------------------------------------------------------------------------------------------------------------------------
Division Operating Profit (Loss)          $1.3        2.7%          ($4.7)       (7.2%)           $6.3              138.9%
-------------------------------------------------------------------------------------------------------------------------------

*Net Sales only includes the gross margin on managed service sales.

The Technology and Consulting's increase in gross sales in the second quarter of fiscal 2009 as compared to the comparable quarter of fiscal 2008 included a growth of approximately $3 million from new customers, or customers whose business with the Company in the comparable fiscal period was substantially below their volume for the second quarter of fiscal 2009, as well as $41 million attributable to net increases in sales to continuing customers. This increase was partially offset by a decline of approximately $35 million of sales to customers which the Company either ceased or substantially reduced servicing in the current year. The decrease in net sales is a reflection of the overall state of the economy, as customers have reduced the use of their contingent workforce and direct placement hirings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 3, 2009 COMPARED
TO THE THREE MONTHS ENDED APRIL 27, 2008--Continued

Staffing Services--Continued

The increase in the Technology and Consulting's operating profit was the result of the increase in gross profit percentage and the decrease in overhead costs as a percentage of sales, partially offset by the sales decrease. The increase in the gross profit percentage was due to a $2.4 million increase in higher margin licensing fees in fiscal 2009, and a $3.3 million loss recognized in one large project in the comparable period of fiscal 2008. The decrease in overhead as a percentage of sales was due to the downsizing of the operations that predominantly took place in the first quarter of fiscal 2009. The indirect labor headcount was reduced from the 2008 fiscal period by 16%. The Company will continue to evaluate its overhead structure to determine if additional reductions are necessary.


Telecommunications Services
---------------------------

                                                       Three Months Ended
                                                       ------------------
                                       May 3, 2009                 April 27, 2008
                                       -----------                 --------------
(Dollars in Millions)                               % of                         % of          Favorable          Favorable
                                                     Net                          Net        (Unfavorable)      (Unfavorable)
                                     Dollars        Sales        Dollars         Sales         $ Change            % Change
                                     -------        -----        -------         ----          --------            --------

Net Sales                              $20.0                      $49.2                          ($29.2)           (59.5%)
-------------------------------------------------------------------------------------------------------------------------------
Direct Costs                           $13.2        66.4%         $34.2           69.4%           $21.0             61.2%
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit (Loss)                     $6.8        33.6%         $15.0           30.6%           ($8.2)           (55.4%)
-------------------------------------------------------------------------------------------------------------------------------
Overhead                                $6.1        30.2%         $12.3           25.1%            $6.2             51.2%
-------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                $0.1         0.3%          $0.1            0.3%               -             47.1%
-------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization             $0.5         2.6%          $0.7            1.4%            $0.2             24.6%
-------------------------------------------------------------------------------------------------------------------------------
Segment Operating Loss                  $0.1         0.5%          $1.9            3.8%           ($1.8)           (94.8%)
-------------------------------------------------------------------------------------------------------------------------------

The Telecommunications Services segment's sales decrease in the second quarter of fiscal 2009 from the comparable period of fiscal 2008 was due to decreases of $27.0 million, or 72%, in the Construction and Engineering division and $2.2 million, or 19%, in other divisions. The sales decrease in the Construction and Engineering division in the second quarter of fiscal 2009 was largely due to a large installation contract with substantial revenue in the second quarter of fiscal 2008 that was completed by the end of fiscal 2008, and a net decrease in the recognition of revenue in fiscal 2009 for several large contracts accounted for using the percentage-of-completion method of accounting.

The decreased operating results for the current quarter were primarily due to the sales decrease and the increase in overhead as a percentage of sales, partially offset by the increase in gross profit percentage The increase in the gross profit percentage as compared to the 2008 second quarter was due to slight improvements in margins from jobs accounted for using the percentage-of-completion method of accounting. As a result of the recent sales declines, the segment reduced overhead during the quarter by 51% from the comparable 2008 fiscal period. The decreased overhead for the second quarter of fiscal 2009 was related to indirect headcount reduction.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 3, 2009 COMPARED
TO THE THREE MONTHS ENDED APRIL 27, 2008--Continued

Computer Systems
----------------

                                                        Three Months Ended
                                                        ------------------
                                            May 3, 2009                 April 27, 2008
                                            -----------                 --------------
                                                         % of                        % of         Favorable          Favorable
                                                          Net                         Net       (Unfavorable)      (Unfavorable)
(Dollars in Millions)                    Dollars         Sales        Dollars        Sales        $ Change           % Change
                                         -------         -----        -------        -----        --------           --------

Net Sales                                   $44.4                       $52.1                       ($7.7)            (14.7%)
-------------------------------------------------------------------------------------------------------------------------------
Direct Costs                                $20.7           46.6%       $23.2         44.6%          $2.5              10.8%
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                $23.7           53.4%       $28.9         55.4%         ($5.2)            (17.9%)
-------------------------------------------------------------------------------------------------------------------------------
Overhead                                    $14.8           33.1%       $16.3         31.2%          $1.5               9.5%
-------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                     $3.3            7.5%        $2.5          4.8%         ($0.8)            (33.9%)
-------------------------------------------------------------------------------------------------------------------------------
Impairment cost                              $1.2            2.8%           -            -          ($1.2)                -
-------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization                  $5.4           12.3%        $4.8          9.1%         ($0.6)            (14.6%)
-------------------------------------------------------------------------------------------------------------------------------
Segment Operating (Loss) Profit             ($1.0)          (2.3%)       $5.3         10.3%         ($6.3)           (119.0%)
-------------------------------------------------------------------------------------------------------------------------------

The Computer Systems segment's sales decrease in the second quarter of fiscal 2009 from the comparable period of fiscal 2008 was comprised of decreases of $7.9 million, or 41%, in projects, maintenance and other and $0.3 million, or 2%, in the Maintech division's IT maintenance, partially offset by an increase of $0.5 million, or 4%, in database access transaction fee revenue, including ASP directory assistance. The reduction in sales in the second quarter of fiscal 2009 from the comparable 2008 fiscal period included decreases of approximately $5 million of sales from customers whose business with the Company either ceased or was substantially lower than in the comparable period of fiscal 2008, as well as $4 million attributable to net decreases in sales to continuing customers. This was partially offset by sales increases of approximately $1 million to new customers, or customers with substantial increased business. The increase in transaction fee revenue was primarily due to an increase of such services to a major customer as the customer agreement transitions to a variable transaction-based pricing model from a fixed monthly fee model, partially offset by a decrease at another major customer.

The segment's decreased operating profit was primarily due to the decrease in sales, the impairment charge of $1.2 million and the increase in overhead as a percentage of sales. The increased overhead costs as a percentage of sales were primarily due to increased communications costs related to a new business initiative, along with increased indirect labor.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 3, 2009 COMPARED
TO THE THREE MONTHS ENDED APRIL 27, 2008--Continued

Printing and Other
------------------

                                                     Three Months Ended
                                                     ------------------
                                         May 3, 2009                April 27, 2008
                                         -----------                --------------
                                                     % of                         % of          Favorable          Favorable
(Dollars in Millions)                                 Net                         Net         (Unfavorable)      (Unfavorable)
                                      Dollars        Sales        Dollars        Sales          $ Change            % Change
                                      -------        -----        -------        -----          --------            --------

Net Sales                                $2.2                       $2.4                           ($0.2)           (10.9%)
-------------------------------------------------------------------------------------------------------------------------------
Direct Costs                             $1.8        84.1%          $2.0          82.0%             $0.2              8.6%
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                             $0.4        15.9%          $0.4          18.0%              -                  -
-------------------------------------------------------------------------------------------------------------------------------
Selling & Administrative                 $0.8        35.4%          $1.0          43.0%             $0.2             26.6%
-------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization              $0.2         8.9%          $0.2           8.1%              -                2.6%
-------------------------------------------------------------------------------------------------------------------------------
Segment Operating Loss                  ($0.6)      (28.4%)        ($0.8)        (33.1%)            $0.2             23.6%
-------------------------------------------------------------------------------------------------------------------------------

The Printing and Other segment's sales decreased by $0.2 million from the comparable period in fiscal 2008. The sales decrease was comprised of printing sales. The Printing and Other sales decrease in the second quarter of fiscal 2009 as compared to the comparable period of fiscal 2008 included $0.3 million attributable to net decreases in sales to continuing customers, partially offset by approximately $0.1 million from new customers, or customers whose business with the Company in the comparable fiscal period was substantially below the volume for the three month 2009 fiscal period volume. The improved operating results for the second quarter of fiscal 2009 were predominantly due to the decrease in selling and administrative costs, partially offset by the decrease in sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

THREE MONTHS ENDED MAY 3, 2009 COMPARED
TO THE THREE MONTHS ENDED APRIL 27, 2008--Continued

General Corporate Expenses and Other Income (Expense)
-----------------------------------------------------

                                                        Three Months Ended
                                                        ------------------
                                         May 3, 2009              April 27, 2008
                                         -----------              --------------
                                                     % of                      % of        Favorable          Favorable
(Dollars in Millions)                                 Net                       Net      (Unfavorable)      (Unfavorable)
                                       Dollars       Sales       Dollars       Sales        $ Change          % Change
                                       -------       -----       -------       -----        --------            ------

Selling & Administrative                  $7.5        1.7%         $8.0          1.3%          $0.5               5.7%
-------------------------------------------------------------------------------------------------------------------------------
Depreciation & Amortization               $0.5        0.1%         $0.6          0.1%          $0.1              32.9%
-------------------------------------------------------------------------------------------------------------------------------
Interest Income                           $0.3        0.1%         $1.3          0.2%         ($1.0)            (76.4%)
-------------------------------------------------------------------------------------------------------------------------------
Other Expense                            ($0.7)      (0.2%)       ($1.3)        (0.2%)         $0.6              49.7%
-------------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Loss                    ($0.1)      (0.1%)       ($0.1)           -              -                 -
-------------------------------------------------------------------------------------------------------------------------------
Interest Expense                         ($0.9)      (0.2%)       ($1.6)        (0.3%)         $0.7              43.9%
-------------------------------------------------------------------------------------------------------------------------------

The changes in general corporate expenses and other income (expense) for the current period of fiscal 2009 as compared to the comparable 2008 period, were:

The decrease in selling and administrative expenses in the current period from the comparable 2008 fiscal period was primarily the result of decreased communications costs, partially offset by increased labor costs.

The decrease in depreciation and amortization in the current period of fiscal 2009 from the comparable 2008 fiscal period was due to portions of the corporate resource planning system becoming fully amortized.

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

The decrease in interest  expense from the comparable  period in fiscal 2008 due
to  lower   borrowings  under  the   securitization   agreement  offset  by  the
aforementioned amendment to the securitization program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents, increased by $20.6 million to $141.5 million in the six months ended May 3, 2009.

Operating activities provided $33.2 million of cash in the first six months of fiscal 2009. In the comparable fiscal 2008 period, operating activities provided $32.3 million in cash.

Operating activities in the first six months of fiscal 2009, exclusive of changes in operating assets and liabilities, provided $5.2 million of cash, as the Company's net loss of $21.7 million included non-cash charges primarily for depreciation and amortization of $18.6 million, impairment charges of $7.3 million, the impairment of property, plant and equipment of $1.7 million and a deferred tax benefit of $1.4 million. Operating activities in the first six months of fiscal 2008, exclusive of changes in operating assets and liabilities, provided $2.0 million of cash, as the Company's net loss from continuing operations of $12.3 million included non-cash charges primarily for depreciation and amortization of $19.4 million, accounts receivable provisions of $1.9 million partially offset by a deferred tax benefit of $7.1 million.

Changes in operating assets and liabilities produced $28.0 million of cash in the first six months of fiscal 2009 principally due to a decrease in the level of accounts receivable of $105.5 million principally due to the decline in sales and the Company's focus on collections, a decrease in the level of inventory, primarily in the Telecommunications Services segment, of $6.0 million and a decrease in prepaid insurance and other assets of $6.0 million partially offset by a net decrease in income tax liability of $66.5 million principally due to the payment of income taxes on the fiscal 2008 gain from the sale of the net assets of the Company's directory systems and services business and North American telephone directory publishing operations, a decrease in accrued expenses of $18.5 million and a decrease in accounts payable of $4.1 million. Changes in operating assets and liabilities produced $30.3 million of cash, net, in the first six months of fiscal 2008 principally due to a decrease in the level of accounts receivable securitization of $20.0 million, a decrease in the level of inventory, primarily in the Telecommunications Services segment, of $15.1 million and a decrease in prepaid insurance and other current assets of $9.8 million offset by a decrease in income tax liability of $12.6 million.

The $9.8 million of cash applied to investing activities for the first six months of fiscal 2009 resulted primarily from the net expenditures of $9.7 million for net additions to property, plant and equipment. The $16.4 million of cash applied to investing activities for the first six months of fiscal 2008 resulted primarily from the net expenditures of $15.4 million for net additions to property, plant and equipment.

The principal factor in the $2.8 million of cash provided by financing activities in the first six months of fiscal 2009 was a decrease in notes payable of $2.5 million and $0.3 million payment of long-term debt. The principal factors in the $14.3 million of cash used by financing activities in the first six months of fiscal 2008 were a payment of $8.1 million for the purchase of treasury shares and offset a decrease in notes payable of $6.2 million.

Commitments
-----------

There has been no material change through May 3, 2009 in the Company's contractual obligations and other commercial commitments from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Off-Balance Sheet Financing
---------------------------

The Company has no off-balance sheet financing arrangements, as that term has meaning in Item 303(a) (4) of Regulation S-K.

Credit Lines
------------

At May 3, 2009, the Company had credit facilities with various banks and financial conduits which provided for borrowings and letters of credit of up to an aggregate of $297.4 million, including the Company's $175.0 million five-year accounts receivable securitization program (the "Amended Securitization Program"), $42.0 million five-year unsecured revolving credit agreement ("Credit Agreement") and the Company's wholly owned subsidiary, Volt Delta Resources, LLC's ("Volt Delta") $75.0 million secured, syndicated revolving credit agreement ("Delta Credit Facility"). The Company had total outstanding borrowings of $105.0 million as of May 3, 2009. Included in these borrowings were $20.0 million of foreign currency borrowings which provide economic hedges against foreign denominated net assets.

Amended Securitization Program
------------------------------

On June 3, 2008, the Company's $200.0 million accounts receivable securitization program (see Note B), which was due to expire within the next year, was transferred to a multi-buyer program administered by PNC Bank. The Amended Securitization Program has a five-year term. The conduits' commercial paper facilities are backed by liquidity agreements which are periodically renewed with the sponsor banks and have initial terms of 364 days ("364 day liquidity"). Under the Amended Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding Corp., a wholly-owned special purpose subsidiary of the Company ("Volt Funding"). Volt Funding, in turn, borrows from two commercial paper conduits (Market Street Funding LLC, a PNC Bank affiliate, and Fifth Third Bank), secured by an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company. The Company retains the servicing responsibility for the accounts receivable.

The Amended Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company. The receivables and related borrowings remain on the balance sheet since Volt Funding effectively retains control over the receivables, which are no longer treated as sold assets. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as short-term borrowings on the condensed consolidated balance sheet. At May 3, 2009, Volt Funding had borrowed from $35.7 million and $14.3 million from Market Street Funding and Fifth Third Bank, respectively. At May 3, 2009, borrowings bear a weighted-average interest rate of 0.8% per annum, excluding a facility fee of 0.75% per annum paid on the entire facility and a program fee of 0.5% paid on the outstanding borrowings.

The Amended Securitization Program is subject to termination by PNC Bank (with the consent of the majority purchasers) under certain circumstances, including, among other things, the default rate, as defined, on receivables exceeding a specified threshold, or the rate of collections on receivables failing to meet a specified threshold.

At May 3, 2009, the Company was in compliance with all requirements of the Amended Securitization Program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

Credit Agreement
----------------

On February 28, 2008, the Company entered into the Credit Agreement to replace the Company's then expiring $40.0 million secured credit agreement with an unsecured credit facility ("Credit Facility") in favor of the Company and designated subsidiaries, of which up to $15.0 million may be used for letters of credit and $25.0 million for borrowing in alternative currencies. At May 3, 2009, $10.7 million was drawn on this facility. The administrative agent for the Credit Facility is Bank of America, N.A. The other banks participating in the Credit Facility are JP Morgan Chase Bank, N.A. as syndicated agent, Wells Fargo Bank, N.A. and HSBC Bank USA, N.A.

Borrowings under the Credit Agreement bear interest at various rate options selected by the Company at the time of each borrowing. Certain rate options, together with a facility fee, are based on a leverage ratio, as defined. Based upon the Company's leverage ratio at May 3, 2009, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 1.8% per annum, excluding a fee of 0.2% per annum paid on the entire facility.

The Credit Agreement provides for the maintenance of various financial ratios and covenants, including, among other things, a requirement that the Company maintain a consolidated tangible net worth, as defined; a limitation on total funded debt to EBITDA of 3.0 to 1.0; and a requirement that the Company maintain a minimum ratio of EBITDA, as defined, to interest expense, as defined, of 4.0 to 1.0 for the twelve months ended as of the last day of each fiscal quarter. The Credit Agreement also imposes limitations on, among other things, the incurrence of additional indebtedness, the level of annual capital expenditures, and the amount of investments, including business acquisitions and mergers, and loans that may be made by the Company to its subsidiaries. The Company was in compliance with all covenants of the Credit Agreement at May 3, 2009.

Delta Credit Facility
---------------------

In December 2006, Volt Delta entered into a $100 million secured Delta Credit Facility, which expires in December 2009, with Wells Fargo, N.A. as the administrative agent and arranger, and as a lender thereunder. Wells Fargo and two of the other three lenders under the Delta Credit Facility, Bank of America, N.A. and JPMorgan Chase, also participate in the Company's $42.0 million unsecured revolving Credit Facility. Neither the Company nor Volt Delta guarantees each other's facility but certain subsidiaries of each are guarantors of their respective parent company's facility. On February 12, 2009, the Delta Credit Facility was voluntarily reduced to $75.0 million.

The Delta Credit Facility allows for the issuance of revolving loans and letters of credit in the aggregate of $75.0 million with a sublimit of $10.0 million on the issuance of letters of credit. At May 3, 2009, $41.7 million was drawn on this facility. Certain interest rate options, as well as the commitment fee, are based on a leverage ratio, as defined, which resets quarterly. Based upon Volt Delta's leverage ratio at May 3, 2009, if a three-month U.S. Dollar LIBO rate were the interest rate option selected by the Company, borrowings would have borne interest at the rate of 1.4% per annum. Volt Delta also pays a commitment fee on the unused portion of the Delta Credit Facility which varies based on Volt Delta's leverage ratio. At May 3, 2009, the commitment fee was 0.25% per annum.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Credit Lines--Continued
------------

defined. The Delta Credit Facility also imposes limitations on, among other things, incurrence of additional indebtedness or liens, amount of investments including business acquisitions, creation of contingent obligations, sales of assets (including sale leaseback transactions) and annual capital expenditures. At May 3, 2009, Volt Delta was in compliance with all covenants in the Delta Credit Facility.

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

Staffing Services:
     Staffing: Sales are derived from the Company's Staffing Solutions Group supplying its own temporary personnel to its customers, for which the Company assumes the risk of acceptability of its employees to its customers, and has credit risk for collecting its billings after it has paid its employees. The Company reflects revenues for these services on a gross basis in the period the services are rendered. In the first six months of fiscal 2009, this revenue comprised approximately 76% of the Company's net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

     Managed Services: Sales are generated by the Company's E-Procurement Solutions subsidiary, ProcureStaff, for which the Company receives an administrative fee for arranging for, billing for and collecting the billings related to staffing companies ("associate vendors") who have supplied personnel to the Company's customers. The administrative fee is either charged to the customer or subtracted from the Company's payment to the associate vendor. The customer is typically responsible for assessing the work of the associate vendor, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate vendor have agreed that the Company does not pay the associate vendor until the customer pays the Company. Based upon the revenue recognition principles prescribed in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," revenue for these services, where the customer and the associate vendor have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered. In addition, sales for certain contracts generated by the Company's Staffing Solutions Group's managed services operations have similar attributes. In the first six months of fiscal 2009, this revenue comprised approximately 2% of the Company's net consolidated sales.

     Outsourced  Projects:  Sales are  derived  from the  Company's  Information
     Technology Solutions subsidiary, VMC Consulting, for which the Company provides outsource services for a customer in the form of project work, for which the Company is responsible for deliverables, in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type Contracts." The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the services are rendered when on a time and material basis, and when the Company is responsible for project completion, revenue is recognized when the project is complete and the customer has approved the work. In the first six months of fiscal 2009, this revenue comprised approximately 7% of the Company's net consolidated sales.

Telecommunications Services:
     Construction: Sales are derived from the Company supplying aerial and underground construction services. The Company's employees perform the services, and the Company takes title to all inventory, and has credit risk for collecting its billings. The Company relies upon the principles in SOP 81-1, using the completed-contract method, to recognize revenue on a gross basis upon customer acceptance of the project or by the percentage-of-completion method, when applicable. When using the percentage-of-completion method, revenue is recognized based on the extent of progress towards completion of the contract. For those contracts in which the customers approve the progress of our work, the extent of progress towards completion is measured based on the ratio of revenue approved-to-date to the total estimated revenue at completion of the job. For those contracts in which the customers do not approve the progress of our work, the extent of progress towards completion is measured based on the ratio of direct labor incurred-to-date to the total estimated direct labor at completion of the contract. In the first six months of fiscal 2009, this revenue comprised approximately 3% of the Company's net consolidated sales.

     Non-Construction: Sales are derived from the Company performing design, engineering and business systems integrations work. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which services are performed, and, if applicable, any completed units are delivered and accepted by the customer. In the first six months of fiscal 2009, this revenue comprised approximately 2% of the Company's net consolidated sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

Computer Systems:
     Database Access: Sales are derived from the Company granting access to its proprietary telephone listing databases to telephone companies, inter-exchange carriers and non-telco enterprise customers. The Company uses its own databases and has credit risk for collecting its billings. The Company recognizes revenue on a gross basis in the period in which the customers access the Company's databases. In the first six months of fiscal 2009, this revenue comprised approximately 3% of the Company's net consolidated sales.

     IT Maintenance: Sales are derived from the Company providing hardware maintenance services to the general business community, including customers who have our systems, on a time and material basis or a contract basis. The Company uses its own employees and inventory in the performance of the services, and has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period in which the services are performed, contingent upon customer acceptance when on a time and material basis, or over the life of the contract, as applicable. In the first six months of fiscal 2009, this revenue comprised approximately 3% of the Company's net consolidated sales.

     Telephone Systems: Sales are derived from the Company providing telephone operator services-related systems and enhancements to existing systems, equipment and software to customers. The Company uses its own employees and has credit risk for collecting its billings. The Company relies upon the principles in SOP 97-2 "Software Revenue Recognition" and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" to recognize revenue on a gross basis upon customer acceptance of each part of the system based upon its fair value or by the use of the percentage-of-completion method, when applicable. In the first six months of fiscal 2009, this revenue comprised approximately 3% of the Company's net consolidated sales.

Printing and Other:
     Printing: Sales are derived from the Company's sales of printing services in Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the printed documents have been delivered. In the first six months of fiscal 2009, this revenue comprised approximately 1% of the Company's net consolidated sales.

     Other: Sales are derived from the Company's sales of telephone directory advertising for books it publishes as an independent publisher in Uruguay. The Company's employees perform the services and the Company has credit risk for collecting its billings. Revenue for these services is recognized on a gross basis in the period the books are printed and delivered. In the first six months of fiscal 2009, this revenue comprised less than 1% of the Company's net consolidated sales.

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

Based upon indicators of impairment in the fourth quarter of fiscal 2008, which included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company's business outlook primarily due to the current macroeconomic environment, the Company performed an interim impairment test as of November 2, 2008 on each of its four segments. The Company completed step one of the impairment analysis and concluded that, as of November 2, 2008, the fair value of the Computer Systems and Staffing Services segments were below their respective carrying values including goodwill. Step two of the impairment test was initiated but, due to the time-consuming nature, had not been completed at that time. The Company recorded estimates of impairment in the amount of $41.5 million and $4.9 million, in the Computer Systems and Staffing Services segments, respectively, as of November 2, 2008. During the first quarter of fiscal 2009, the Company completed the step two analyses and recorded an additional impairment in the amount of $6.0 million in the Staffing Services segment. During the second quarter, the Company recorded an impairment charge of $1.2 million in its Computer Systems segment based on its annual testing of goodwill and intangible assets.

The Company considered the income, market and cost approaches in arriving at our indicators of value. The Company relied on the income and market approaches to arrive at its valuation conclusion. The cost approach was viewed as the floor for the value of the reporting units and was calculated based on the book value of working capital. The income approach was given greater weight than the market approach due to the lack of strongly comparable companies, the significant fluctuations in the financial markets and the lack of recently comparable transactions. The material assumptions used for the income approach were the forecasted revenue growth by reporting unit as well as the discount rate and long-term growth rate. The Company considered historical rates and current market conditions when determining the discount and growth rates used in its

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

analyses. For the market approach the material assumptions were financial data for comparable companies, adjusted for differences in size, diversification and profitability. The Company also considered the control premium (which can be defined as the difference between fair value and market price of the Company) and other qualitative factors including its low float, concentrated ownership and limited analyst coverage.

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

The deferred tax asset at May 3, 2009 was $13.3 million, net of the valuation allowance of $5.9 million. The valuation allowance was recorded to reflect uncertainties about whether the Company will be able to utilize some of its deferred tax assets (consisting primarily of foreign net operating loss carryforwards) before they expire. The valuation allowance is based on estimates of taxable income for the applicable jurisdictions and the period over which the deferred tax assets will be realizable.

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

Under the Amended Securitization Program, receivables related to the United States operations of the staffing solutions business of the Company and its subsidiaries are sold from time-to-time by the Company to Volt Funding, a wholly-owned special purpose subsidiary of the Company. Volt Funding, in turn, borrows from two commercial paper conduits (Market Street Funding LLC, a PNC Bank affiliate, and Fifth Third Bank), secured by an undivided percentage ownership interest in the pool of receivables Volt Funding acquires from the Company. The Company retains the servicing responsibility for the accounts receivable.

The Amended Securitization Program is not an off-balance sheet arrangement as Volt Funding is a 100% owned consolidated subsidiary of the Company. The receivables and related borrowings remain on the balance sheet since Volt Funding effectively retains control over the receivables, which are no longer treated as sold assets. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

Critical Accounting Policies--Continued
----------------------------

borrowings are included as short-term borrowings on the condensed consolidated balance sheet. At May 3, 2009, Volt Funding had borrowed $35.7 million and $14.3 million from Market Street Funding and Fifth Third Bank, respectively. At May 3, 2009, borrowings bear a weighted-average interest rate of 0.8% per annum, excluding a facility fee of 0.75% per annum paid on the entire facility and a program fee of 0.5% paid on the outstanding borrowings.

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

Medical Insurance Program -The Company is self-insured for the majority of its medical benefit programs. The Company remains insured for a portion of its medical program (primarily HMOs) as well as the entire dental program. The Company provides the self-insured medical benefits through an arrangement with a third party administrator. However, the reserve for the self-insured benefits is limited by the purchase of stop loss insurance. The contributed and withheld funds and related liabilities for the self-insured program together with unpaid premiums for the insured programs are held in a 501(c)9 employee welfare benefit trust. These amounts, other than the current provisions, do not appear on the balance sheet of the Company. In order to establish the self-insurance reserves, the Company utilized actuarial estimates of expected losses based on statistical analyses of historical data. The provision for future payments is initially adjusted by the enrollment levels in the various plans. Periodically, the resulting reserves are monitored and will be adjusted as warranted by changing circumstances. Should the amount of claims occurring exceed what was estimated or medical costs increase beyond what was expected, reserves might not be sufficient, and additional expense may be recorded by the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--Continued

New Accounting Pronouncements to be Effective in Fiscal 2010
------------------------------------------------------------

In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations." This statement amends the requirements for an acquirer's recognition and measurement of the assets acquired and the liabilities assumed in a business combination. This statement is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the adoption date. The impact of adopting this statement is not material.

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

Related Party Transactions
--------------------------

During the first six months of fiscal 2009 and 2008, the Company paid or accrued $0.9 million and $0.6 million, respectively, to the law firm of which Lloyd Frank, a director of the Company, is and was of counsel, for services rendered to the Company and expenses reimbursed. In addition, the Company paid or accrued $27,000 and $7,000, respectively, during the first six months of fiscal 2009 and 2008 to Michael Shaw, Ph.D., a brother of Steven Shaw, the Chief Executive Officer and a director of the Company, for services rendered to the Company.

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

The interest rates on these borrowings and financing are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, as noted below in the tables, a hypothetical 100-basis-point (1%) increase in interest rates would decrease the Company's annual net interest expense by $0.6 million. Similarly, a hypothetical 100-basis-point (1%) decrease in interest rates would increase the Company's annual net interest expense by $0.2 million.

The Company has a term loan, as noted in the table below, which consists of borrowings at fixed interest rates, and the Company's interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $13.5 million at May 3, 2009. This fair value was calculated by applying the appropriate fiscal year-end interest rate to the Company's present stream of loan payments.

The Company holds short-term investments in mutual funds for the Company's deferred compensation plan. At May 3, 2009, the total market value of these investments was $4.1 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan with no risk to the Company.

The Company has a number of overseas subsidiaries and is, therefore, subject to exposure from the risk of currency fluctuations as the value of foreign currencies fluctuates against the dollar, which may impact reported earnings. As of May 3, 2009, the total of the Company's net investment in foreign operations was $3.1 million. The Company attempts to reduce these risks by utilizing foreign currency option and exchange contracts, as well as borrowing in foreign currencies, to hedge the adverse impact on foreign currency net assets when the dollar strengthens against the related foreign currency. As of May 3, 2009, the Company did not have any outstanding foreign currency option contracts. The amount of risk and the use of foreign exchange instruments described above are not material to the Company's financial position or results of operations and the Company does not use these instruments for trading or other speculative purposes. Based upon the current levels of net foreign assets, a hypothetical weakening of the U.S. dollar against these currencies at May 3, 2009 by 10% would result in a pretax gain of $0.3 million related to these positions. Similarly, a hypothetical strengthening of the U.S. dollar against these currencies at May 3, 2009 by 10% would result in a pretax loss of $0.3 million related to these positions.

The tables below provide information about the Company's financial instruments that are sensitive to either interest rates or exchange rates at May 3, 2009. For cash and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.


Interest Rate Market Risk                                     Payments Due By Period as of May 3, 2009
-------------------------                                     ----------------------------------------
                                                                  Less than        1-3           3-5        After 5
                                                      Total       1 Year          Years        Years         Years
                                                      ------      -------         ------       ------        -----
                                                                   (Dollars in thousands of US$)
Cash and Cash Equivalents and Restricted
----------------------------------------
     Cash
     ----
Money Market and Cash Accounts                      $169,330       $169,330
Weighted Average Interest Rate                          0.75%          0.75%
                                                       -----       --------
Total Cash, Cash Equivalents and Restricted
     Cash                                           $169,330       $169,330
                                                    ========       ========



Debt
----
Term Loan                                            $12,044           $577       $1,306        $1,538         $8,623
Interest Rate                                           8.2%            8.2%         8.2%          8.2%           8.2%

Note Payable                                            $400           $130         $188           $82              -
Interest Rate                                           5.0%           5.0%          5.0%          5.0%
                                                        ----           ----          ----         ----         ------


Total Long Term Debt                                 $12,444           $707       $1,494        $1,620         $8,623

Short-term Borrowings                               $105,049       $105,049            -             -              -
Weighted Average Interest Rate                          1.62%          1.62%           -             -              -
                                                       -----          -----         ----         -----         ------

Total Debt                                          $117,493       $105,756       $1,494        $1,620         $8,623
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

The Company carried out an evaluation of the effectiveness of the design and operation of its "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as of May 3, 2009 under the supervision and with the participation of the Company's management, including the Company's President and Principal Executive Officer and its Senior Vice President and Principal Financial Officer. Based on that evaluation, management concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company and its subsidiaries is made known to them on a timely basis.

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


Remediation Efforts Related to the Material Weakness in Internal Controls

During the current quarter, the Company completed the remediation of the material weakness over revenue recognition and other transactions. In effecting such remediation, the Company implemented the following:

     o    Enhanced   procedures   and   documentation   supporting  our  revenue
          recognition process

     o    Implemented more robust management review of revenue recognition

     o Hired a Director of Accounting Policies and Procedures to oversee the revenue recognition process

     o Increased Corporate oversight, including more frequent financial statement reviews and earlier identification of potential accounting issues


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

PART II -  OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2009 Annual Meeting of Shareholders held on March 30, 2009, shareholders:

          (a) elected the following to serve as Class II directors of the Company until the 2011 Annual Meeting of the shareholders by the following votes:

                                                                For                              Vote Withheld
                                                                ---                              -------------
            Theresa A Havell                                 16,246,393                                530,632
            Deborah Shaw                                     16,497,076                                279,949
            William Turner                                   16,492,188                                284,837

          (b) ratified the action of the Board of Directors in appointing Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending November 1, 2009 by the following vote:

                            For                               Against                                  Abstain
                            ---                               -------                                  -------
                        16,686,178                             71,128                                   19,719


The following continue to serve as Class I directors of the Company until the 2010 Annual Meeting:

         Lloyd Frank
         Bruce G. Goodman
         Mark N. Kaplan
         Steven A. Shaw

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


                                       VOLT INFORMATION SCIENCES, INC.
                                              (Registrant)

Date:  June 12, 2009
                                              By:    /s/Jack Egan
                                                     --------------------------
                                                     Jack Egan
                                                     Senior Vice President and
                                                     Principal Financial Officer

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