Form 10-K
period 2010-10-31
VOLT INFORMATION SCIENCES, INC.
filed 2013-04-09
CIK 103872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-09232

VOLT INFORMATION SCIENCES, INC.

(Exact name of registrant as specified in its charter)

New York	13-5658129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1065 Avenue of Americas, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(212) 704-2400

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.10 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes      No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No ☒

As of April 27, 2012, there were 20,812,800 shares of common stock outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates as of April 27, 2012 was $78,144,000, calculated by using the closing price of the common stock on such date on the over-the-counter market of $7.10.

As of February 28, 2013, there were 20,882,796 shares of common stock outstanding.

VOLT INFORMATION SCIENCES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2010

EXPLANATORY NOTE

This is the first periodic report filed by Volt Information Sciences, Inc. (the “Company” or “Volt”) covering periods after May 3, 2009. Readers should be aware that several aspects of this report differ from other annual reports. First, this report is for each of the fiscal years ended November 1, 2009 and October 31, 2010 and is in lieu of filing separate reports for each of those years. Second, we are restating certain items and making other corrective adjustments to certain of our previously filed historical financial statements and related information. The 2008 Consolidated Financial Statements included in this report have been restated from the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year-ended November 2, 2008 (the “Restatement”). The Restatement corrects accounting errors related to recognition of revenue and related customer costs primarily in our Computer Systems and Staffing Services segments, employment taxes and benefits, intangible assets, timing and recording of various accruals and income taxes. These matters and the Restatement are more fully described in Note 2 to our Consolidated Financial Statements included in this report. Finally, although this report relates to the three years ended October 31, 2010, certain information is presented as of the time this report is being filed, rather than as of October 31, 2010. In particular, except as expressly stated, the information in Item 1. Business, Item 1A. Risk Factors, Item 2. Properties and Item 3. Legal Proceedings, as well as information about prices of our common stock and dividends in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, is presented as of the time this report is being filed or as close to the time this report is filed as is practicable. Our business and financial condition at the date this report is filed is very different from what our business and financial condition were at October 31, 2010.

As a result of an inquiry received from the United States Securities and Exchange Commission (“SEC”) on July 17, 2009 and review of the accounting for the related transactions, as well as the Restatement, which included, among other things, an internal investigation by independent counsel engaged by the Company’s Board of Directors, we have been unable to timely file our annual and quarterly reports with the SEC for periods ended from August 2, 2009 through the current period. We continued to file current reports on Form 8-K related to announcements of certain limited quarterly financial and other information during fiscal 2009 through 2012.

We have not amended, and do not intend to amend, our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for fiscal 2008 or any prior periods affected by the Restatement. The financial statements and related financial information in those reports should not be relied on. Instead, any material adjustments for these periods have been recorded as adjustments to accumulated retained earnings, additional paid-in-capital and accumulated other comprehensive income as of October 28, 2007 in the Consolidated Financial Statements. Information regarding these adjustments is included in Note 2, Restatement of Previously Issued Financial Statements and Other Significant Events, to our Consolidated Financial Statements. All amounts referenced in this report for prior periods and prior period comparisons reflect the effects of the Restatement. We also do not intend to file the Quarterly Reports on Form 10-Q for the quarter ended August 2, 2009 or any of the quarters for the fiscal year ended October 31, 2010, or an Annual Report on Form 10-K for the year ended November 1, 2009, although we have included certain disclosures for those periods in this report. This report does not contain selected financial data for the Company’s fiscal years ended October 29, 2006 and October 28, 2007 as required by SEC Regulation S-K Item 301 as the necessary documentation and personnel from such periods are not available. Accordingly, this report is deficient as it does not meet all requirements of a Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the circumstances resulting in the restatement of our financial statements and the material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures;

•	the fact that we are not presently current with the filing requirements of the SEC with respect to our periodic reports;

•	the delisting of our common stock and our ability to successfully regain a listing on a national securities exchange;

•	our ability to comply with the financial ratios and covenants in our credit agreements;

•	our Staffing Services segment is in a very competitive industry with few significant barriers to entry;

•	off-shoring by companies to which we supply temporary employees adversely affects our revenue;

•	our project related businesses are subject to project delays, unanticipated costs and cancellations;

•	many of our contracts either provide no minimum purchase requirements, are cancellable during the term, or both;

•	our Computer Systems segment is highly dependent on our customers’ call volume;

•	we rely extensively on our information technology systems and are vulnerable to damage and interruption;

•	our business may be negatively affected if we are not able to keep pace with rapid changes in technology;

•	the loss of any key customers would adversely impact our business;

•	we are dependent upon our key personnel and upon our ability to attract and retain technologically qualified personnel;

•	new and increased government regulation, employment costs or taxes could have a material adverse effect on our business, especially for our contingent staffing business;

•	the outcome of any future litigation or regulatory proceedings, including those related to the restatement of our consolidated financial statements; and

•	changes in general economic conditions.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including under the caption Risk Factors in Item 1A of this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I

ITEM 1. BUSINESS

Volt Information Sciences, Inc. ( the “Company” or “Volt”) is a leading international provider of staffing services, contact center computer systems, telecommunications services and other information solutions. Operating through an international network of servicing locations we fulfill accounting, finance, administrative, engineering, human resources, information technology, life sciences, customer care, manufacturing and assembly, warehousing and fulfillment, technical communications and media workforce requirements of our customers for temporary and contingent personnel, managed services programs and personnel recruitment services. Contact center computer systems are primarily directory assistance, operator services, call centers and database management. Telecommunication services include the design, engineering, construction, installation and maintenance of voice, data, video and utility infrastructure. Other information solutions include IT managed services and maintenance, and telephone directory publishing and printing. The Company was incorporated in New York in 1957. Unless the context otherwise requires, throughout this report, the words “Volt,” “the Company,” “we,” “us” and “our” refer to Volt Information Sciences, Inc. and its consolidated subsidiaries.

Geographic Regions and Segments:

Volt operates 192 offices globally with employees in every U.S. state, with approximately 90% of revenues generated in the United States. Principal non-U.S. markets include Canada, the United Kingdom, Germany and Uruguay. For financial information concerning our domestic and international operations and segment reporting, see Note 22, Segment Disclosures, to our Consolidated Financial Statements included in this report.

Volt’s businesses operate in four reportable segments: Staffing Services, Computer Systems, Telecommunications Services and Other. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses each of these segments. As part of the Restatement, the Computer Systems segment has been modified to exclude a reporting unit that did not meet the criteria for inclusion in the Computer Systems segment. That reporting unit is now included in the Other segment category. Our operating segments have been determined in accordance with our internal management structure, which is based on operating activities. We evaluate performance based upon several factors, of which the primary financial measure is segment operating profit. We believe operating profit provides management and investors a measure to analyze operating performance of each business segment against historical and competitors’ data, although historical results, including operating profit, may not be indicative of future results as operating profit is highly contingent on many factors, including the state of the economy, competitive conditions and customer preferences.

We allocate all costs to the segments except for certain corporate-wide general and administrative costs, intangible asset and goodwill impairment charges, and fees related to the restatement of our financial statements and associated investigations. These allocations are included in the calculation of each segment’s operating profit. The following is a brief description of the reportable segments and the predominant source of their revenues.

Staffing Services

This segment provides staffing solutions and consulting services. Staffing solutions services are provided through a network of approximately 160 locations providing a broad spectrum of contingent staffing, master staffing vendor contracting and management, direct placement and other employment services and workforce solutions. Contingent staff are provided to customers in a broad range of occupations including accounting, finance, administrative, engineering, human resources, information technology, life sciences, customer care, manufacturing and assembly, warehousing and fulfillment, technical communications and media. Contingent staffing is provided for varying periods of time to companies and other organizations (including government agencies), and our clients range from smaller retail accounts that may require ten or fewer contingent workers at a time to national accounts that require as many as several thousand contingent workers at one time. Our national accounts typically enter into longer term procurement agreements with us resulting in lower direct margins as compared to our retail accounts.

Contingent staff are provided to meet specific client requirements such as enabling clients to scale their workforce according to business conditions, meet a particular need that has arisen, complete a specific project (with workers typically being retained until project completion), secure the services of a worker who can provide niche skills on an as-needed basis, substitute for regular employees during vacation or other temporary absences, staff high turnover positions, or to meet seasonal peaks in staffing needs. Many large organizations utilize a contingent workforce as a strategic element of their overall workforce, allowing them to more efficiently meet their fluctuating staffing requirements. In certain instances, we provide management personnel at the customer’s location to coordinate and manage special projects or to supervise contingent workers.

Contingent staff are recruited through proprietary internet recruiting sites and independent web-based job search companies through which we build proprietary databases of candidates from which we can fulfill specific current and future customer needs. Contingent workers become our employees during the period of their assignment and we are responsible for the payment of wages, payroll taxes, workers’ compensation insurance, unemployment insurance and other benefits. Customers will sometimes hire the contingent workers as their own employees after a period of time, for which we may receive a fee.

We also provide recruitment and direct placement services of individuals in the information technology, engineering, technical, accounting, finance and administrative support disciplines. We primarily perform these searches on a contingency basis; thus, fees are only earned if our clients ultimately hire the candidates.

For some customers we provide master staffing vendor services under which we are primarily responsible for managing a customer’s contingent workforce program. Our responsibilities for these programs usually include, if we are unable to fill a particular position, procurement of contingent workers from other qualified staffing providers as subcontractors. In most cases, we are only required to pay subcontractors after we receive payment from our customer.

We also provide managed service programs (“MSPs”), a comprehensive service for customers with large contingent workforces in which we manage the procurement and on-boarding of contingent workers and a broad range of specialized solutions that includes managing suppliers and providing sourcing and recruiting support, supplier performance measurement, consolidated customer billing, supplier payment and analysis and benchmarking of spend demographics and rates. The workforce placed on assignment through our MSPs is usually provided by third party staffing providers (“associate vendors”) or through our staffing solutions services. In most cases, we are only required to pay associate vendors after we receive payment from our customer. We also act as a subcontractor or associate vendor to other national providers in their managed services programs to assist them in meeting their obligations to their customers.

We provide MSPs through the use of vendor management system software (“VMS”) using either our proprietary systems or systems licensed from various other providers. Our proprietary VMS software, Consol and HRP, are also offered for licensing to non-MSP customers to support the recruiting process for workers and the sourcing of professional services, improvement of spend management, supplier management, time and expense processing and billing, and compliance with customer hiring policies.

Our technology consulting and outsourcing services and solutions provide flexible and scalable quality assurance, development and integration activities, and customer care solutions including end-user and technical, sales and retention support for customers in the gaming, consumer products and technology industries. Consulting projects include the full lifecycle of software application development and hardware testing, technical documentation, technical communications, electronic game testing, IT infrastructure outsource services, customer call center solutions, data center management, enterprise technology implementation and integration and corporate help desk services. Services are currently delivered to companies in the consumer products, financial services, manufacturing, media/entertainment, pharmaceuticals, software and technology industries.

In the second quarter of fiscal 2009 and in fiscal 2010, we restructured the operations of our staffing solutions services to reduce redundancies and achieve efficiencies in response to a decrease in revenue of the business and ongoing economic uncertainty. These changes included office consolidations and the reduction of in-house staff.

Computer Systems

Our Computer Systems segment provides customers worldwide with operator services, information services, computer hardware and software, hosted OnDemand contact center service solutions and database services.

This includes design, integration and development of highly reliable and scalable directory assistance systems which we market to telephone companies and inter-exchange carriers worldwide. These services include traditional directory assistance (known in the United States as 411 service), as well as directory assistance enhanced services, such as reverse number lookup, weather, sports scores, and travel directions, together with Short Message Services (“SMS”) messaging features and directory assistance automated services. We both license systems to our customers and also provide an Application Service Provider (“ASP”) model in which we host and manage the equipment.

We created our OnDemand business focused on delivering state-of-the-art call center and voice self-service solutions with Software as a Service (“SaaS”) performance and efficiency. OnDemand’s core technology is a combination of proprietary and third-party technology that is designed to allow organizations to consolidate the management of multiple contact centers and remote agents within a unified framework of skills-based call routing with elements of personalization and universal queue management.

We also use our directory assistance residential and business databases covering the entire United States, Canada and some European countries to allow companies to improve their operations and marketing capabilities by providing database services, data processing, listing verification and online and offline data integration solutions. With the development of smartphones and cloud-based applications, the Company has begun to aggregate data from other sources, including wireless and Voice over Internet Protocol (“VoIP”) networks, and is making such information available on a real-time basis.

Telecommunications Services

Our Telecommunications Services segment is a provider of infrastructure solutions to the telecommunications and cable industries and their utilities, as well as to large corporations and governmental entities throughout the United States. This segment designs, engineers, constructs, installs and maintains voice, data, video and utility infrastructure for its customers.

The segment provides services related to buried and aerial transmission lines for telecommunications and cable companies including jack and bore, directional boring, trenching and excavation, installation and maintenance, conduit and manhole systems, cable placement and splicing, pole placement and wrecking, copper, coaxial and fiber optic cable installation, splicing, termination and testing, project management and inspection services.

In addition, we provide a wide range of services for telephone and telecommunications lines and equipment located within cable and telephone company offices. These services include furnishing, installing, maintaining and removing transmission systems, distribution frame systems, AC/DC power systems, wiring and cabling, switch peripheral systems, equipment assembly and system integration and controlled environment structures. We also install structured cabling and wiring and provide maintenance of various types of local and wide-area networks utilizing copper wiring, coaxial and fiber optics, for voice, data and video, security and access control solutions and other broadband installation services to large end-users in both the government and private sectors.

In late 2010, the Company decided to focus on projects with lower risk profiles and exit certain unprofitable businesses. The transition included a directional strategy shift from certain capital intensive projects that required specialized equipment and towards making additional investments in business development and providing services associated with the security industry. The Telecommunications Services segment’s dispositions were not sufficiently material to require presentation as a discontinued operation in the Company’s Consolidated Financial Statements included in this report.

Other Segment

Our Other reportable segment consists of our computer maintenance business and our telephone directory publishing and printing business.

The computer maintenance business of Volt operates as an independent services organization (“ISO”) providing cost-effective, customized service solutions as an alternative to those offered by original equipment manufacturers (“OEMs”). We deliver IT infrastructure services to clients across the United States and in select locations globally. Those services include hardware maintenance and computer/network operations support in large data centers for multinational clients, as well as managing large-scale corporate technology refresh programs. We sell our services directly to corporate clients as well as in partnership with data center and network product OEMs. We also have selling relationships with a network of value added resellers. Our target industries include financial, telecommunications, aerospace, healthcare and manufacturing.

The telephone directory publishing and printing business publishes telephone directories in Uruguay under contract with the Uruguayan telephone company, which includes the sale of yellow pages and web portal advertising and the printing of the white pages. This business also owns and operates an advanced printing facility in Uruguay, which prints the Uruguay telephone directories, as well as directories for other publishers in other countries. In addition, this facility does commercial printing, including books, magazines, periodicals and advertising material, for various customers in South America.

Discontinued Operations

On September 5, 2008, the Company sold the net assets of its directory systems and services and North American publishing operations to Yellow Page Group. These operations were historically part of the Company’s Other segment.

For further information about discontinued operations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18, Sale of Business, to our Consolidated Financial Statements included in this report.

Business Strategy

We believe we are positioned for growth, building upon our brands and strong client relationships. Our vision is to be a preeminent provider of business solutions with a commitment to innovative products, services and solutions. Key elements of our strategy include the following:

Capture Additional Market Share Across our Portfolio of Services

While we have a leading market presence in a number of the markets we serve, most of our markets still have numerous competitors of varying size. We believe that scale and service capabilities become increasingly important as complexity grows within our customers’ organizations.

Expand Margins and Profitability

We are focused on driving profitable growth and have multiple initiatives to increase our profit margins, including expanding margins and reducing operating expenses. We are pursuing the following margin improvement initiatives along with promoting a culture of disciplined execution to further expand our gross margins:

•	increasing the percentage of our revenue represented by higher-margin specialty services and web-based applications;

•	generating staffing placement efficiency improvements through process standardization and diagnostic tools;

•	achieving greater economies of scale thus reducing general and administrative expense as a percentage of revenues;

•	further sales channel development and productivity improvements;

•	renegotiating or exiting arrangements with unprofitable customers, product lines and services; and

•	achieving cost savings from restructuring activities including exiting facilities and reducing the workforce or relocating positions to lower cost geographies.

We expect these initiatives to achieve increased gross margins and reduced operating expenses as a percentage of revenues, thus driving increased profit margins.

Continue to Invest in and Expand our Sales Capabilities to Enter New Markets and Better Penetrate Existing Markets.

Our flexible go-to-market strategy allows us to reach customers across industries and around the globe while allowing them to interact with Volt businesses in a way that fits their organization. We intend to continue investing in our direct sales force to optimize their market focus, improve segmentation and enter new geographies. We also plan to utilize our sales force to grow the middle market and local customer account business, which often times can yield higher direct margins, with the intention of improving profitability.

Retain, Recruit and Develop Talent Globally.

We are focused on developing a workforce that has both exceptional technical capabilities and the leadership skills that are required to support our growth. Our strategy is to be a leader in the markets we serve, which will be achieved by developing new workforce capabilities and a committed, diverse executive team with the highest level of ethics and integrity.

Customers

The Company serves multinational, national and local clients with an emphasis on the technology, telecommunication and financial industries. The Company had no single customer that accounted for more than 10% of consolidated net revenue in the fiscal years 2009 and 2010. In fiscal year 2008, a single customer accounted for approximately 11% of consolidated net revenue. Our top 10 clients represented approximately 30%, 40% and 46% of our fiscal 2010, 2009 and 2008 revenue, respectively. The loss of one or more of these customers, unless the business is replaced, could have an adverse effect on the results of operations of Volt.

For the fiscal years ended October 31, 2010, November 1, 2009 and November 2, 2008, 92.1%, 92.4% and 92.8% of our revenue, respectively, were from customers in the United States.

Competition

The markets for the Company’s staffing services are highly competitive. There are few barriers to entry, so new entrants frequently appear, resulting in considerable market fragmentation. In the United States, approximately 100 competitors operate nationally, some of whom are larger and have greater resources than we do, and countless smaller companies compete in varying degrees at local levels.

Several similar staffing companies compete with our Staffing Services segment on a global basis. Our direct staffing competitors include Adecco N.A., Allegis Group, CDI Corp, Insperity, Inc., Kelly Services, Inc., Manpower, Inc., Randstad Holding N.V., and Robert Half International.

Our Computer Systems business is experiencing technology shifts in directory assistance in which consumers increasingly obtain information from alternative sources (primarily on-line sources using devices such as smartphones and computers) instead of traditional contact over telephone lines. Our specialized directory assistance technology and proprietary listings databases provide us with financial synergies in our directory assistance services, but we do not have the same degree of synergies in other call center applications of our technology, and so we face a broader range of competitors. Additionally, the change in how consumers obtain data is increasingly moving to on-line access from numerous platforms including mobile devices where competitors face relatively fewer barriers to entry than in our traditional directory assistance services.

Our Telecommunications Services business has competition from a wide range of contractors, many of which have greater resources and breadth of experience. Successfully competing in this market requires us to focus on those areas where we believe our expertise and capability is greater than our competitors and where we can deliver services with a cost structure that will permit us to achieve acceptable margins.

Our computer maintenance business has been under significant competitive pressure as many of our customers have reduced their IT budgets. We compete with large system integration firms as well as other traditional hardware providers that are increasingly offering services to support their products. Many of our competitors are able to offer a wide range of global services, and some of our competitors benefit from significant brand recognition.

In addition, we compete with numerous smaller local companies in the various geographic markets in which we operate. Companies in our industries compete on price, service quality, new capabilities and technologies, client attraction methods, and speed of completing assignments.

Research, Development and Engineering

We have project experience and expertise across multiple technologies and have made significant investments in research, development and engineering to keep abreast of the latest technology developments. The experience gained from particular projects and research, development and engineering efforts in each business we operate is utilized across all services in those businesses. As a result, we are able to react to customers’ needs quickly and efficiently. We believe that our ability to work with new technologies allows us to foster long-term relationships by having the skill set to continually address the needs of both existing and new customers. The majority of research and development expenditures are incurred by the Computer Systems segment.

Intellectual Property

VOLT is the principal registered trademark for our brand in the United States. A VOLT INFORMATION SCIENCES COMPANY, VOLT & DESIGN, DATASERV, DIRECTDA, DIRECTORY ONE, DIRECTORY EXPRESS, FNCS & DESIGN, LSSI, LSSIDATA, MAINTECH, NETS, PROCURESTAFF, PROCURESTAFF GETTING THE WORLD BACK TO BUSINESS & DESIGN, VOLTDELTA, VOLTDELTA & DESIGN and VOLTSOURCE are other registered trademarks in the United States. The Company also owns and uses common law trademarks and service marks.

We also own copyrights and patents and license technology from many providers. We rely on a combination of intellectual property rights in the United States and abroad to protect our brand and proprietary technology.

Seasonality

Our staffing service revenue and operating profits are usually lowest in our first fiscal quarter due to the Thanksgiving, Christmas and New Year holidays, as well as certain customer facilities closing during the holidays for one to two weeks. During the third and fourth quarter of the fiscal year, the Staffing Services segment benefits from a reduction of payroll taxes when the annual tax contributions for higher salaried employees have been met, and customers increase the use of our administrative and industrial labor during the summer vacation period. Our other services do not face significant seasonality impacts.

Employees

As of January 27, 2013, Volt employed approximately 36,000 persons, including approximately 31,600 persons who were on contingent staffing assignments for the Staffing Services segment. Those persons on contingent staffing assignments are on our payroll for the length of their assignment.

We are focused on developing a workforce that has both exceptional technical capabilities and the leadership skills that are required to support our growth. Our strategy is to be a leader in the markets we serve which will be achieved by developing new workforce capabilities and a committed, diverse executive team with the highest level of ethics and integrity.

Volt is a party to one collective bargaining agreement, which covers a small number of our employees. Some of our employees outside the United States have rights under agreements with local work councils. We believe that our relations with our employees are satisfactory. While claims and legal actions related to staffing matters arise on a routine basis, we believe they are inherent in maintaining a large contingent workforce.

Regulation

Some states in the United States and certain foreign countries license and regulate temporary service firms and employment agencies. In connection with some foreign sales by certain segments, we are subject to export controls, including restrictions on the export of certain technologies. The sale of certain hardware and software by our Computer Systems segment in certain countries is permitted pursuant to a general export license. When we sell to countries designated by the United States as sensitive or develop products subject to restriction, sales would be subject to more restrictive export regulations. Compliance with applicable present federal, state and local environmental laws and regulations has not had, and we believe that compliance with those laws and regulations in the future will not have, a material effect on our earnings, capital expenditures or competitive position.

Access to Our Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. These and other SEC reports filed by us are available to the public at the SEC’s website at www.sec.gov and in the Investor & Governance section at our website at www.volt.com, as soon as reasonably practicable after filing with the SEC.

Copies of our Code of Business Conduct and Ethics and other significant corporate documents (our Corporate Governance Guidelines, Governance Committee Charter, Audit Committee Charter, Compensation Committee Charter, Executive Committee Charter, Financial Code of Ethics, Whistleblower Policy, Foreign Corrupt Practices Act Policy, Insider Trading Policy and Electronic Communication Policy) are also available in the Investor & Governance section at our website. Copies are also available without charge upon request to Volt Information Sciences, Inc., 1065 Avenue of the Americas, New York, NY 10018, Attention: Shareholder Relations, or by calling us at (212) 704-2400.

ITEM 1A.	RISK FACTORS

Risk Factors

You should carefully consider the following risks along with the other information contained in this report. The following risks could materially adversely affect our business and, as a result, our financial condition, results of operations, and the market price of our common stock. Other risks and uncertainties not known to us or that we currently do not recognize as material also could materially adversely affect our business and, as a result, our financial condition, results of operations, and the market price of our common stock.

Risks Related to the Restatement and Other Accounting Issues

We have identified various material weaknesses in our internal control over financial reporting which have materially adversely affected our ability to timely and accurately report our results of operations and financial condition. These material weaknesses have not been fully remediated as of the filing date of this report.

As a result of the circumstances which gave rise to the Restatement, we have concluded that, as of October 31, 2010, we had material weaknesses in our internal control over financial reporting and that, as a result, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We are in the process of implementing efforts to remediate the identified material weaknesses. Our efforts have been and will continue to be time consuming and expensive. We cannot give any assurance as to when we will complete our efforts to fully remediate these material weaknesses.

Any failure to effectively implement our remediation plan, or any difficulties we encounter during implementation, could result in additional material weaknesses or in material misstatements in our financial statements. These misstatements could result in a future restatement of our financial statements, could cause us to fail to meet our reporting obligations, or could cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

The Restatement and related investigations have been time consuming and expensive and have had a material adverse effect on our financial condition, results of operations and cash flows.

We have devoted substantial resources to the completion of the Restatement. As a result of these efforts, as of January 27, 2013, we have incurred approximately $137 million in fees and expenses, primarily for additional audit, financial, legal consulting and related costs. We expect to continue to incur significant additional fees and expenses until we are in compliance with our SEC reporting requirements and have remediated the existing material weaknesses in our internal control over financial reporting. These costs, as well as the substantial management time devoted to address these issues, have had, and could continue to have, a material adverse effect on our financial condition, results of operations and cash flows.

Although we recently settled an ongoing investigation by the SEC, we may be the subject of litigation relating to the Restatement, which could adversely affect our business and results of operations.

As previously reported, the Company was the subject of a non-public investigation by the SEC related to the Company’s accounting practices that led to the restatement. In November 2010, the Company issued a press release and Form 8-K disclosing the existence of the SEC investigation.

The Company cooperated with the SEC in its ongoing investigation and engaged in discussions toward a resolution of the SEC’s concerns. On January 10, 2013, the SEC filed a settled enforcement action against the Company in the United States District Court for the Southern District of New York, relating to the accounting practices subject to its investigation. Without admitting or denying the allegations of the Complaint, the Company consented to the issuance of a final judgment enjoining the Company from violating Section 17(a) of the Securities Act of 1933 (“Securities Act”), Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (“Exchange Act”) and SEC Rules 10b-5, 12b-20, 13a-1 and 13a-11. The settled action did not require the payment of any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s litigation release on the matter noted the Company’s cooperation with its investigation and the Company’s remedial measures, which are described in Item 9A of this report. The settlement was approved by the United States District Court for the Southern District of New York on January 18, 2013.

Although the Company has settled this matter with the SEC, additional regulatory inquiries may also be commenced. In addition, we may in the future be subject to additional litigation by investors, employees, or other parties, or other proceedings or actions arising in relation to the restatement of our historical interim financial statements or the accounting matters that were addressed in the SEC investigation or related matters. Litigation and any regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. In the event that there is an adverse ruling in any legal or regulatory proceeding or action, we may be required to make payments to third parties that could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, regardless of the merits of any claim, legal proceedings may result in substantial legal expense and could also result in the diversion of time and attention by our management.

Our insurance coverage may not fully cover any costs and expenses related to this potential litigation. In addition, we indemnify our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was, serving at our request in such capacity, as permitted under New York law. We have paid and continue to pay legal counsel fees incurred by our present and former directors, officers and employees who are involved with the SEC inquiry, the Restatement, and related review by the Board of Directors. Each of these individuals is required to repay us for such fees if he or she is ultimately found not to be entitled to indemnification. We currently hold insurance policies for the benefit of our current and former directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, the insurers may seek to deny or limit coverage in some or all of these matters, in which case we may have to self-fund all or a substantial portion of our indemnification obligations.

Our failure to comply timely with SEC reporting obligations may have an adverse effect on our business.

As a result of our failure to comply timely with SEC reporting obligations, we are subject to a number of restrictions regarding the registration of our common stock under federal securities laws. Until such time as we have regained compliance with our SEC reporting obligations and meet certain other conditions, we will be unable to use shorter and less costly filings, such as Registration Statements on Form S-3 and Form S-8. Being required to use the Registration Statement Form S-1 is likely to be more costly and time-consuming. These restrictions may reduce our access to capital markets, which may adversely affect our business.

Risks Relating to the Economy and our Industry

Our business is adversely affected by current economic and other business conditions.

The world economy has been experiencing a prolonged economic downturn characterized by high unemployment, limited availability of credit and decreased consumer and business spending. In the past our business has suffered during such downturns, and our business has similarly suffered during the recent downturn.

A weakened economy in which unemployment levels are relatively high may result in decreased demand for temporary and permanent personnel, which adversely impacts our Staffing Services segment. When economic activity slows, many of our customers reduce their use of contingent workers before undertaking layoffs of their own employees, resulting in decreased demand for contingent workers. Decreased demand and higher unemployment levels result in lower levels of pay rate increases and increased pressure on our markup of staffing service rates and direct margins. Since employees are also reluctant to risk changing employers, there are fewer openings available and, therefore, reduced activity in permanent placements. In recent years, many of our customers have significantly reduced their workforce, including their use of contingent labor. The continuation of the current business climate is likely to continue to adversely affect our business.

In all of our business segments, we have experienced competition and pressure on price, margins and markups for renewals of customers’ contracts than previously obtained. In addition, some customers and large vendors have sought to impose more onerous contractual terms on us. While we have taken, and will continue to take, action to meet competition in our highly competitive markets and negotiate reasonable contracts, there can be no assurance that we will be able to do so without impacting revenue or margins. While we attempt to manage our costs in relation to our business volumes, these efforts may not be successful, and the timing of these efforts and associated earnings charges may adversely affect our business.

Our Staffing Services segment is in a very competitive industry with few significant barriers to entry.

Our Staffing Services segment is in a very competitive industry with few significant barriers to entry. The worldwide contingent staffing industry is also highly fragmented. In the United States, approximately 100 competitors operate nationally and approximately 6,000 smaller companies compete in varying degrees at local levels, many of which have just one or a few offices that only service a small market. Some of our principal competitors in this segment are larger and have greater financial resources than us and service multi-national accounts, which is business we also solicit. These competitors may be better able than we are to attract and retain qualified personnel, to offer more favorable pricing and terms, and otherwise attract and retain the business that we seek. In addition, some of the segment’s customers, generally larger companies, are mandated or otherwise motivated to utilize the services of small or minority-owned companies rather than publicly held corporations, such as Volt, and have redirected substantial amounts of their staffing business to those companies. We also face the risk that certain of our current and prospective customers may decide to provide similar services internally.

There has been a significant increase in the number of customers consolidating their staffing services purchases with a single provider or a small number of providers. This trend to consolidate purchases has, in some cases, made it more difficult for us to obtain or retain customers. Additionally, pricing pressures have intensified as customers have continued to competitively bid new contracts. This trend is expected to continue for the foreseeable future. As a result, we cannot assure you that we will not encounter increased competition and lower margins in the future.

One of the effects of the increase in the number of customers consolidating their staffing service purchases is an increase in the use of managed service providers. Managed service providers coordinate the provision of temporary services to their customers using internet-enabled applications (often supplied by others) that act as a mechanism for businesses to manage and procure contingent and other staffing services. However, some of these managed service providers assume all payment obligations to their customers’ suppliers, such as Volt. These managed service providers may present greater credit risks than the end-customer and some of these customers have in the past, and could in the future, default on their obligations to us, adversely impacting our business.

The bidding process for these national contracts is very competitive. Our Staffing Services segment has been successful in obtaining a number of large national contracts that typically require on-site Volt representation and fulfillment at multiple customer facilities. Many contracts are for a one-to-three year time period, at which time they typically are re-bid. Others are for shorter periods or may be for the duration of a particular project or need that has arisen, which requires additional or substitute personnel. Many of these contracts require considerable start-up costs and may take an extended amount of time to reach anticipated revenue levels that are dependent on the customer’s actual requirements at that time. It also takes an extended period of time to recover these start-up costs. Our Staffing Services segment maintains a group dedicated to the acquisition, implementation and service of national accounts; however, there can be no assurance that we will be able to retain accounts that we currently serve, or that we can obtain additional accounts on satisfactory terms.

Off-shoring by companies to which we supply temporary employees adversely affects our revenue.

In recent years, United States companies, some of which are customers of Volt, increasingly have outsourced manufacturing and service operations to foreign countries with lower labor rates, less costly employee benefit requirements and fewer regulations than in the United States. This outsourcing reduces their need for temporary and permanent workers in the United States. We continue to expand our global pool of resources to offer greater support to the service sector of the economy and other businesses that have more difficulty in moving operations to foreign countries, as well as expanding our regional and local customer base that generally affords higher margin opportunities. We may not be successful in these efforts.

In addition, we have been, and may continue to be, adversely affected if we compete from our United States-based operations against competitors based in lower-cost countries. Although we have expanded our operations in a few foreign countries to serve existing customers, and have established subsidiaries in some foreign countries, there can be no assurance that this effort will be successful or that we can successfully compete with competitors based overseas or who have more well-established foreign operations. Our international expansion further subjects us to additional risks and challenges caused by the effect of foreign laws and regulations that could harm our business and profitability, as well as exposure from the risk of currency fluctuation as the values of foreign currencies fluctuates against the dollar.

Risks Related to our Capital Structure and Finances

Our credit agreement contains restrictive covenants.

Our credit facility requires us to maintain minimum unrestricted cash or availability under our accounts receivable securitization program of $15,000,000. Our existing credit facility includes restrictive covenants which limit our ability to, among other things, change our lines of business and engage in consolidations, mergers, liquidations, or dissolutions. These covenants could limit our ability to react to market conditions or to otherwise engage in transactions that might be considered beneficial to us.

Risks Related to our Particular Customers and the Projects on which We Work

Our project related businesses are subject to project delays, unanticipated costs and cancellations that may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

In all of our business segments, we, in some circumstances, guarantee certain results of a project, such as project completion by a scheduled date, the achievement of certain acceptance, performance testing levels, results and other performance requirements. Failure to meet those criteria could result in additional costs or penalties, including liquidated damages, which could exceed our projected profit. Many projects involve engineering, procurement and construction phases that may occur over extended time periods, sometimes over several years. We may encounter difficulties in designing or engineering, delays in receiving designs or materials provided by our customers or a third-parties, delays in equipment and material delivery, schedule changes, delays from our customers’ failure to timely obtain rights required to perform or complete a project, weather-related delays and other factors, some of which are beyond our control, that could impact our ability to complete projects in accordance with the original delivery schedules. In addition, we may contract with third-party subcontractors to assist us with the completion of contracts. Any delay or failure by subcontractors in the satisfactory completion of their portion of projects may result in delays in the overall progress of projects or may cause us to incur additional costs, or both. Delays and additional costs may be substantial, we may not be able to recover all of these costs and our revenues and operating profits could be significantly reduced. We also may be required to invest significant working capital to fund cost overruns. Delays or cancellations also may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

At times, project contracts may require customers or other parties to provide the specifications, design, engineering information, equipment or materials to be used on a project. In some cases, the project schedule or the design, engineering information, equipment or materials may be deficient or delivered later than required by the project schedule. In addition, our customers may change or delay various elements of a project after commencement, resulting in additional direct or indirect costs.

Under these circumstances, we generally attempt to negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer-requested change orders or failure by the customer to timely deliver items, such as engineering or design drawings, specifications, or materials required to be provided by the customer. Litigation, arbitration or mediation of claims for compensation may be lengthy and costly, and it is often difficult to predict when and for how much the claims will be resolved. A failure to obtain adequate compensation for these matters could adversely affect our results of operations and cash flow.

Delays and additional costs may be substantial, we may not be able to recover all of these costs and our revenues and operating profits could be significantly reduced. We also may be required to invest significant working capital to fund cost overruns. Delays or cancellations also may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

Many of our contracts either provide no minimum purchase requirements, are cancellable during the term, or both.

In our Staffing Services segment, most contracts are not sole source, and many of our contracts, even those with multi-year terms, provide no assurance of any minimum amount of revenue. Under many of these contracts we still must compete for each individual placement or project. Similarly, in our Telecommunications segment many master contracts require competition in order to obtain each individual work project. In addition, many of our long-term contracts contain cancellation provisions under which the customer can cancel the contract at any time or on relatively short notice, even if we are not in default under the contract. Therefore, these contracts do not provide the assurances that typical long-term contracts often provide and are inherently uncertain with respect to the revenues and earnings we may recognize with respect to our customer contracts. Additionally, in all our business segments, the degree and timing of customer acceptance of systems and of obtaining new contracts and the rate of renewals of existing contracts, as well as customers’ utilization of our services, could adversely affect our financial statements with respect to the revenues and earnings we may recognize with respect to our customer contracts.

Our Computer Systems segment is highly dependent on our customers’ call volume.

The results of our Computer Systems segment are highly dependent on the volume of directory assistance calls to this segment’s customers that are processed by the segment under existing contracts, the segment’s ability to continue to secure comprehensive listings from others at acceptable pricing, and our continued ability to sell products and services to new and existing customers. The volume of transactions with this segment’s customers and the revenues received by us has been, and may continue to be, reduced as consumers utilize free listings offered by alternative sources, including listings available on the internet, and from consolidation in the telecommunications industry. Revenue earned under many of our contracts in this segment is variable based on the volumes processed, while our costs of meeting the contractual service levels are not. Decreases in volumes that we are not able to offset with lowered costs could adversely affect our results of operations and cash flows.

We rely extensively on our information technology systems and are vulnerable to damage and interruption.

We rely on our information technology systems and infrastructure to process transactions, summarize results, and manage our business, including maintaining client information. Our information technology systems are potentially vulnerable to outages and deliberate intrusion. Likewise, data security incidents and breaches by employees and others with or without permitted access to our systems pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Additionally, we utilize third parties, including cloud providers, to store, transfer and process data. While we have taken measures to protect our data and information technology systems, there can be no assurance that our efforts will prevent outages or security breaches in our systems that could adversely affect our results of operations and cash flows, as well as our business reputation. Disclosure of sensitive information could subject us to liability under our contracts and laws that protect personal, consumer and customer data, resulting in penalties, fines, increased costs or loss of revenue.

Our business may be negatively affected if we are not able to keep pace with rapid changes in technology.

We must obtain or produce products and systems, principally in the information technology environment, to satisfy customer requirements and to remain competitive. To do so, we must make significant investments to deploy, maintain and upgrade advanced computer software and purchase substantial amounts of computer equipment. These investments, beyond requiring significant capital, also entail large technological obsolescence risk and require specialized talent to operate. There can be no assurance that in the future we will be able to foresee changes and to identify, develop and commercialize innovative and competitive products, systems and services in a timely and cost effective manner and to achieve customer acceptance of our products, systems and services in markets characterized by rapidly changing technology and frequent new product introductions.

The loss of any key customers would adversely impact our business.

We historically have derived significant revenue from large corporate customers. The Company had no single customer that accounted for more than 10% of consolidated net revenue in the fiscal years 2009 and 2010. In fiscal year 2008, a single customer accounted for approximately 11% of consolidated net revenue. Our top 10 clients represented approximately 30%, 40% and 46% of our fiscal 2010, 2009 and 2008 revenue, respectively. The loss of one or more of these customers, or material changes in their demand for our products and services, could adversely affect our results of operations.

We are dependent upon our key personnel.

Our operations are dependent on the continued efforts of our senior management. In addition, we are dependent on the performance and productivity of our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key personnel and members of management with significant experience in our industry may cause a significant disruption to our business. Moreover, the loss of key managers and field personnel may jeopardize existing client relationships with businesses that continue to use our services based upon relationships with these managers and field personnel.

We are dependent upon our ability to attract and retain technologically qualified personnel.

Our operations are dependent upon our ability to attract and retain technologically qualified personnel, particularly in the areas of research and development, implementation and upgrading of internal systems, as well as for temporary assignments to customers of our Staffing Services segment. The availability of such personnel is dependent upon a number of economic and demographic conditions. We may in the future find it difficult or more costly to hire such personnel in the face of competition from other companies.

In addition, while in many fields there are ample applicants for available positions, variations in the rate of unemployment and higher wages sought by temporary workers in certain technical fields that continue to experience labor shortages could affect our ability to meet our customers’ demands in these fields and adversely affect our results of operations.

Risks Related to Legal Compliance and Litigation

We are subject to employment–related and other claims and losses that could have a material adverse effect on our business.

Our Staffing Services segment employs or engages individuals on a temporary basis and places them in a customer’s workplace. Our ability to control the customer’s workplace is limited, and we risk incurring liability to our employees for injury (which can result in increased workers’ compensation costs) or other harm that they suffer at the customer’s workplace. Increases in workers’ compensation costs can adversely affect our competitive position and our ability to retain business and obtain new business. Other risks specifically related to our Staffing Services segment include:

•	claims that we have violated wage and hour requirements that govern the relationship between employers and employees;
•	claims of discrimination or harassment by us or our customers;
•	claims for retroactive entitlement to employee benefits;
•	claims of misconduct or negligence on the part of our employees;
•	claims related to the employment of undocumented or unlicensed personnel;
•	claims related to workers’ compensation, general liability, automobile liability and employee group health insurance;
•	errors and omissions by our employees and contingent workers, particularly in the case of professionals;
•	claims related to our employees’ misuse of customers’ proprietary information, misappropriation of funds, other criminal activity or torts or other similar claims; and
•	claims relating to the misclassification of independent contractors.

Additionally, we risk liability to our customers for the actions or inactions of our employees that may result in harm to our customers. Such actions may be the result of negligence or misconduct on the part of our employees, damage to customer facilities due to negligence, criminal activity and other similar claims. In many cases, we must indemnify our customers for the acts of our employees, and certain customers have negotiated increases in the scope of such indemnification agreements. We also may incur fines, penalties and other losses that are not covered by insurance or negative publicity with respect to these matters. There can be no assurance that the corporate policies in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. These same factors apply to all of our business units, although the risk may be reduced where we control the employees and/or the workplace.

We are subject to expenses and losses relating to legal proceedings.

From time to time we are subject to legal proceedings, as well as claims and threatened litigation that arise in the normal course of our business. If the potential loss from any claim or legal proceeding is considered probable and the amount of the loss can be reasonably estimated, a liability and an expense are recorded for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Accruals are based on the best information available at the time. As additional information becomes available, a reassessment is performed of the potential liability related to pending claims and litigation and may revise our estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities as well as the legal expenses of such matters could have a material adverse impact on our business.

New and increased government regulation, employment costs or taxes could have a material adverse effect on our business, especially for our contingent staffing business.

Certain of our businesses are subject to licensing and regulation in some states and most foreign jurisdictions. There can be no assurance that we will continue to be able to comply with these requirements, or that the cost of compliance will not become material. Additionally, the jurisdictions in which we do or intend to do business may:

•	create new or additional regulations that prohibit or restrict the types of services that we currently provide;
•

impose new or additional employment costs that we may not be able to be pass on to customers or that would cause customers to reduce their use of our services, especially in our Staffing Services segment, which would adversely impact our business;

•	require us to obtain additional licenses; and
•

increase taxes (especially payroll and other employment-related taxes) or enact new or different taxes payable by the providers or users of services such as those offered by us, thereby increasing our costs, some of which we may not be able to be pass on to customers or which would cause customers to reduce their use of our services especially in our Staffing Services segment, which would adversely impact our ability to conduct our business.

In some of our foreign markets, temporary services are more heavily regulated than in the United States. Litigation and regulatory activity (in the European Union and certain countries) is being directed at the way the staffing industry generally does business. In addition to imposing additional requirements and costs, this regulatory activity could cause changes in customers’ attitudes regarding the use of outsourcing and temporary personnel in general, which could have an adverse effect on our contingent staffing business.

Insurance has limits and exclusions and we retain risk.

We maintain insurance policies for various exposures including, but not limited to, general liability, auto liability, workers compensation and employer’s liability, directors’ and officers’ insurance, professional liability, employment practices, loss to real and personal property, business interruption, fiduciary and other management liability. Insurance products are purchased both as required by law and to minimize the risk that unknown events have a material impact on our operations. However, insurance has limitations in that certain events may not be covered (either uninsurable, subject to high deductibles or exceeding the limits purchased). Even when appropriate insurance is purchased, certain events may have a material impact of a nature that cannot be fully compensated through insurance.

Risks Related to Our Common Stock

Our common stock was delisted from the New York Stock Exchange and is not listed on any other national securities exchange.

Trading in the Company’s common stock on the New York Stock Exchange (“NYSE”) was suspended on January 26, 2011. The Company’s common stock was delisted from the NYSE on May 30, 2011. On January 27, 2011, the Company’s common stock began trading under the symbol “VISI” through the facilities of the OTC Markets Group, Inc.

We can provide no assurance that we will be able to relist our common stock on a national securities exchange or that the stock will continue being traded on the OTC marketplace. The trading of our common stock on the OTC marketplace rather than the NYSE may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders.

Risks of trading in an over-the-counter market.

Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future.

Our stock price could be volatile and, as a result, investors may not be able to resell their shares at or above the price they paid for them.

Our stock price has in the past, and could in the future, fluctuate as a result of a variety of factors, including those factors previously discussed and the following, many of which are beyond our control:

•	the restatement of our financial statements;
•	fluctuations in our results of operations;
•	our failure to meet the expectations of the investment community and changes in investment community view points or estimates of our future results of operations;
•	industry trends and the business success of our customers;
•	loss of one or more key customers;
•	strategic moves by our competitors, such as product or service announcements or acquisitions;
•	regulatory developments;
•	litigation;
•	general economic conditions, such as the current recession;
•	general market conditions; and
•	other domestic and international macroeconomic factors unrelated to our performance.

The stock market has experienced, and may in the future experience, volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our common stock.

Our principal shareholders own a significant percentage of our common stock and will be able to exercise significant influence over Volt. Their interests may differ from those of other shareholders.

As of February 28, 2013, our principal shareholders, who are related family members, controlled approximately 36% of our outstanding common stock. Accordingly, these shareholders, if they vote in the same manner, would effectively be able to control the composition of our board of directors and many other matters requiring shareholder approval and would continue to have significant influence over our affairs, and the interests of our principal shareholders may not align with those of our other shareholders.

Furthermore, the provisions of the New York Business Corporation Law, to which we are subject, requires the affirmative vote of the holders of two-thirds of all of our outstanding shares entitled to vote in order to adopt a plan of merger or consolidation between us and another entity and to approve a sale, lease, exchange or other disposition of all or substantially all of our assets not made in our usual and regular course of business. Accordingly, our principal shareholders, acting alone, could prevent the approval of such transactions even if such transactions are in the best interests of our other shareholders.

New York law and our Articles of Incorporation and Bylaws contain provisions that could make the takeover of Volt more difficult.

Certain provisions of New York law and our articles of incorporation and by-laws could have the effect of delaying or preventing a third party from acquiring Volt, even if a change in control would be beneficial to our shareholders. These provisions of our articles of incorporation and bylaws include:

•	providing for a classified board of directors with directors having staggered, two-year terms;
•	permitting removal of directors only for cause;
•	providing that vacancies on the board of directors will be filled by the remaining directors then in office; and
•	requiring advance notice for shareholder proposals and director nominees.

In addition to the voting power of our principal shareholders discussed above, our board of directors could choose not to negotiate with a potential acquirer that it did not believe was in our strategic interests. If an acquirer is discouraged from offering to acquire Volt or prevented from successfully completing an acquisition by these or other measures, our shareholders could lose the opportunity to sell their shares at a more favorable price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in approximately 18,700 square feet at 1065 Avenue of the Americas, New York, New York under a lease that expires in 2015. A summary of our principal leased and owned properties (those exceeding 20,000 square feet) that are currently in use is set forth below:

United States

Location	Business Segment/Purpose	Own/Lease	Lease Expiration	Approximate Square Feet
Orange County, California	West Region Headquarters	Own (1)	-	220,000
El Segundo, California	Staffing Services	Own (2)	-	24,000
San Diego, California	Staffing Services	Own	-	18,000
Redmond, Washington	Staffing Services	Lease	Between 2013 and 2015	86,000
Rochester, New York	Computer Systems	Lease	2018	51,000
San Antonio, Texas	Telecommunications Services	Lease	2015	36,000
Wallington, New Jersey	Computer Systems	Lease	2015	32,000

(1) See Note 12 in our Consolidated Financial Statements for information regarding a term loan secured by a deed of trust on this property. We sublease approximately 39,000 square feet of these premises to an unaffiliated third party for a term through October 31, 2015, with the tenant having two additional 60 month lease renewal options and certain rights of early termination.

(2) On July 31, 2012, the Company sold the building located in El Segundo, California for $5.1 million in cash, net of related expenses.

International

Location	Business Segment/Purpose	Own/Lease	Lease Expiration	Approximate Square Feet
Montevideo, Uruguay	Other	Own	-	93,000
Bangalore, India	Other	Lease	2015	30,000

We lease space in approximately 139 other facilities worldwide, excluding month-to-month leases, each of which consists of less than 20,000 square feet. These leases expire at various times from 2013 until 2018.

At times, we lease space to others in the buildings that we own or lease if we do not require the space for our own business. We believe that our facilities are adequate for our presently anticipated uses and that we are not dependent upon any individually leased premises.

For additional information pertaining to lease commitments, see Note 20, Commitments and Contingencies, to our Consolidated Financial Statements included in this report.

ITEM 3. LEGAL PROCEEDINGS

SEC Civil Action

As previously reported, Volt was the subject of a non-public investigation by the SEC related to our accounting practices that led to the restatement. In November 2010, we issued a press release and filed a Form 8-K disclosing the existence of the SEC investigation.

On January 10, 2013, Volt announced that it had reached an agreement with the Securities and Exchange Commission to settle allegations arising from the investigation that Volt violated Section 17(a) of the Securities Act, and Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Exchange Act Rules 10b-5, 12b-20, 13a-1, and 13a-11. We did not admit to or deny the allegations and consented, along with a former officer of one of the Company’s subsidiaries, to a judgment requiring compliance with Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and SEC Rules 10b-5, 12b-20, 13a-1 and 13a-11. Under the terms of the agreement, which was approved by the United States District Court for the Southern District of New York on January 18, 2013, Volt was not required to pay any monetary penalty.

Also arising from the investigation, the Securities and Exchange Commission filed a civil injunctive complaint on January 10, 2013, against Jack Egan, Volt’s former Chief Financial Officer, in the United States District Court for the Southern District of New York. The Commission alleges that Egan participated in a scheme in violation of Section 17(a) of the Securities Act; Sections 10(b) and 13(b)(5) of the Exchange Act; and Exchange Act Rules 10b-5, 13b2-1, 13b2-2, and 13a-14 to materially overstate revenue causing our net income for our fourth quarter and fiscal year ended October 28, 2007, to be materially overstated and to mislead our external auditors. The Commission seeks that Egan be permanently enjoined, be ordered to pay a civil money penalty, and be prohibited from acting as an officer or director.

Other Legal Proceedings

From time to time, the Company is subject to claims in legal proceedings arising in the ordinary course of its business, including those related to payroll related matters and various employment related matters. All litigation pending against the Company relates to matters that have arisen in the ordinary course of business and the Company believes that it will not have a materially adverse effect on its consolidated financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

Until January 26, 2011, our common stock was listed on the NYSE under the symbol “VOL”. Since then, it has traded in the over-the-counter market under the symbol “VISI.” The following table sets forth, for the periods indicated, the high and low sales prices (for periods during which our common stock was traded on the NYSE, ending with the four quarter of 2010) or the high and low bid quotations (for periods during which our common stock was traded on the over-the-counter market starting with the first quarter of 2011) for our common stock for the years ended October 28, 2012, October 30, 2011, October 31, 2010, November 1, 2009, and November 2, 2008. The over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Period		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	High	$7.81	-	-	-
	Low	$6.20	-	-	-

2012	High	$7.00	$7.19	$7.35	$7.14
	Low	$5.45	$5.89	$6.57	$6.23

2011	High	$9.49	$10.75	$10.80	$9.15
	Low	$5.92	$6.65	$9.10	$6.00

2010	High	$11.94	$13.36	$13.50	$9.21
	Low	$7.55	$8.80	$7.09	$6.16

2009	High	$9.25	$9.24	$8.13	$13.63
	Low	$4.07	$5.24	$5.85	$7.82

2008	High	$18.99	$19.76	$15.51	$15.86
	Low	$12.05	$12.75	$10.83	$5.00

Cash dividends have not been paid for the five years ended October 28, 2012 and through the date of this report. One of our credit agreements contains a covenant that limits cash dividends, capital stock purchases and redemptions in any one fiscal year to 50% of our prior year’s consolidated net income, as defined. There are no amounts available for cash dividends, capital stock purchases and redemptions under this covenant at October 28, 2012.

On March 15, 2013, the last sale price of our common stock reported on the over-the-counter market was $8.32. On that date there were approximately 290 holders of record of our common stock, exclusive of stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Issuer Purchases of Equity Securities

On June 2, 2008, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our common stock from time to time in open market or private transactions at management’s discretion, subject to market conditions and other factors. The timing and exact number of shares purchased will depend on market conditions and is subject to institutional approval for purchases in excess of $32.1 million in fiscal year 2009 under the terms of our credit agreements. There were no repurchases in fiscal 2010, 2011, 2012 or 2013 or in the periods during 2008 or 2009 not presented in the table below.

Our purchases of our common stock from July 28, 2008 to January 27, 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May yet be Purchased Under Plan or Program
July 28, 2008 - August 24, 2008	-	-	-	1,500,000
August 25, 2008 - September 21, 2008	255,637	$10.84	255,637	1,244,363
September 22, 2008 - November 2, 2008	903,098	$8.75	903,098	341,265
June 28, 2009 - August 2, 2009	32,010	$7.08	32,010	309,255

Total	1,190,745		1,190,745

Other Events

We maintain a 401(k) retirement savings plan that is available to substantially all of our regular U.S. employees. The plan contains as an investment alternative an “Employer Stock Fund” that invests in our common stock and, until February 17, 2011, the plan allowed participants to allocate some or all of their account balances to interests in the Employer Stock Fund. In February 2011, we informed the participants in the 401(k) plan that they would no longer be allowed to allocate their account balance to the Employer Stock Fund because the Company had not been filing periodic reports with the Securities and Exchange Commission.

The Volt Information Sciences, Inc. common stock held in the Employer Stock Fund was not purchased from the Company; rather, the plan trustee accumulated the plan contributions that were directed to the Employer Stock Fund and purchased shares of our common stock in open market transactions. Nevertheless, because we sponsor the plan, we may be required to register certain transactions in the plan related to shares of our common stock, and we filed registration statements on Form S-8 with respect to shares offered and sold through the Employer Stock Fund.

Purchases of shares for the Employer Stock Fund made from approximately September 15, 2009 through February 17, 2011 (the date as of which participants were no longer allowed to allocate their account balances to the Employer Stock Fund) occurred when we were not filing periodic reports with the Securities and Exchange Commission on a current basis. Consequently, our registration statements on Form S-8 may not have been available to cover these offers and sales to plan participants to the extent registration may have been required. During this period, the participants purchased through the Employer Stock Fund approximately 161,000 shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations and balance sheet data for the fiscal years ended October 31, 2010, November 1, 2009 and November 2, 2008. The data below should be read in conjunction with, and is qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and notes thereto. The financial information presented may not be indicative of our future performance.

The following selected consolidated financial data for 2008 has been restated to reflect adjustments from matters discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2, Restatement of Previously Issued Financial Statements and Other Significant Events, to our Consolidated Financial Statements included elsewhere in this report. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our Consolidated Financial Statements for further discussion of the restatement adjustments.

For the years ended, (in thousands, except per share data)	October 31, 2010	November 1, 2009	November 2, 2008 (as restated)
	52 weeks	52 weeks	53 weeks
Revenue
Staffing services revenue	$1,732,348	$1,717,255	$2,376,396
Other revenue	224,064	246,754	349,642

Net revenue	1,956,412	1,964,009	2,726,038
Direct cost of staffing services revenue	1,479,562	1,458,720	2,012,977
Cost of other revenue	191,730	230,031	340,131
Selling, administrative and other operating costs	281,102	288,404	358,406
Amortization of purchased intangible assets	1,434	1,435	10,520
Restructuring costs	3,149	10,739	1,504
Impairment of purchased intangibles and goodwill	-	-	135,232
Fees related to restatement and associated investigations	29,158	924	-

Operating loss	(29,723)	(26,244)	(132,732)
Loss from continuing operations	(96,375)	(26,244)	(111,042)
Income from discontinued operations, net of taxes	-	-	99,325

Net loss	(96,375)	(26,244)	(11,717)
Per Share Data:
Basic and diluted: Loss from continuing operations	(4.63)	(1.26)	(5.05)

Years ended,	October 31, 2010	November 1, 2009	November 2, 2008 (as restated)
	52 weeks	52 weeks	53 weeks
Cash and cash equivalents	$51,084	$118,765	$120,929
Working capital	127,011	201,449	195,526
Total assets	599,124	658,343	816,805
Long-term debt, current portion	652	601	553
Long-term debt, excluding current portion	10,509	11,161	11,762
Total stockholders’ equity	140,137	237,285	261,853

Note 1 - Cash dividends were not paid during the above periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Previously Issued Financial Statements

As a result of the initial findings of a review of certain technical accounting standards associated with revenue recognition related to its Computer System segment, on December 23, 2009 the Company announced its financial statements as of and for the fiscal years ended November 2, 2008 and October 28, 2007 included in the Company’s Annual Reports on Form 10-K and the Company’s consolidated financial statements for the quarterly periods through May 3, 2009 included in the Company’s Quarterly Reports on Form 10-Q should no longer be relied upon and would be restated (the “Restatement”).

On May 11, 2010, the Company announced that as part of the restatement process it was also performing an overall review of its consolidated financial statements to determine whether any additional adjustments were necessary beyond those identified in the Computer Systems segment. Subsequently, the Company announced that it had determined that additional adjustments beyond those identified for the Computer Systems segment were necessary.

The adjustments required to correct the errors in the consolidated financial statements as a result of completing the restatement process are described in Note 2 to our Consolidated Financial Statements included in this report.

Executive Summary

The demand for our services in all segments, both domestically and in our foreign operations, is dependent upon general economic conditions. Our business suffers during economic downturns. Since late fiscal 2008, the slowing of the economy adversely affected our revenue. Our 2009 and 2010 revenues were lower than our revenue in the pre-2008 periods.

Several historical seasonal factors usually affect the revenue and profits of the Company. The Staffing Services segment’s revenue and operating profit are usually lowest in our first fiscal quarter due to the Thanksgiving, Christmas and New Year holidays, as well as certain customer facilities closing during the holidays for one to two weeks. During the third and fourth quarters of the fiscal year, this segment benefits from a reduction of payroll taxes when the annual tax contributions for higher salaried employees have been met, and customers increase the use of our administrative and industrial labor during the summer vacation period.

Our Computer Systems segment has seen a slight increase through 2010 in the volume of transactions primarily from an increase in the volume of directory assistance calls, although at lower transaction pricing. However, this volume trend is reversing in the two-year period subsequent to 2010. The volume of transactions is expected to decline in subsequent periods as consumers increasingly utilize free listings offered by alternative sources, including listings available on the Internet, and from consolidation in the telecommunications industry. Our Telecommunications segment achieved improvement after shifting focus to projects with less risk and exiting unprofitable business. In fiscal 2010, the Telecommunications segment continued its focus on winding down the unprofitable business which resulted in reductions in both revenue and cost of other revenue. Our Other segment IT maintenance revenue continues to increase at a modest rate.

Our fiscal year ends on the Sunday nearest October 31. As a result, most fiscal years contain 52 weeks, and a 53rd week is added every five or six years. The 2010 and 2009 fiscal years each consisted of 52 weeks. In 2008, we had an additional week of results (53rd week).

Consolidated Results of Operations and Financial Highlights (Fiscal 2010 vs. Fiscal 2009):

	Year ended,		2010 vs. 2009 Change
(in millions)	October 31, 2010	November 1, 2009	Amount	%
	(52 Weeks)	(52 Weeks)
Revenue
Staffing services revenue	$1,732.3	$1,717.3	$15.0	1%
Other revenue	224.1	246.7	(22.6)	-9%

Net revenue	1,956.4	1,964.0	(7.6)	0%
Direct cost of staffing services revenue	1,479.6	1,458.7	20.9	1%
Cost of other revenue	191.7	230.1	(38.4)	-17%
Selling, administrative and other operating costs	281.1	288.4	(7.3)	-3%
Amortization of purchased intangible assets	1.4	1.4	-	-
Restructuring costs	3.1	10.7	(7.6)	-71%
Fees related to restatement and associated investigations	29.2	0.9	28.3	>100%

Operating loss	(29.7)	(26.2)	(3.5)	13%
Other income (expenses)	(4.1)	(3.5)	(0.6)	17%
Income tax provision (benefit)	62.6	(3.5)	66.1	<-100%

Net loss	$(96.4)	$(26.2)	$(70.2)	>100%

Net Revenue: Consolidated net revenue decreased $7.6 million, or 0.4%, to $1,956.4 million in fiscal 2010 from $1,964.0 million in fiscal 2009. The decrease in our revenue for fiscal 2010 was a result of a reduction in outside plant engineering (“OSP”) and certain other services in our Telecommunications Services segment of $35.4 million. The overall decrease was partially offset by increases in our Staffing Services segment where revenue increased $15.0 million from fiscal 2009 followed by increases in our Computer Systems segment of $11.8 million and our Other segment of $1.0 million in revenue.

Direct Cost of Staffing Services Revenue: Direct cost of staffing services revenue increased $20.9 million, or 1%, to $1,479.6 million in fiscal 2010 from $1,458.7 million in fiscal 2009. This increase is consistent with the revenue increase in the Staffing Services segment as noted above.

Cost of Other Revenue: Cost of other revenue decreased $38.4 million, or 17%, to $191.7 million in fiscal 2010 from $230.1 million in fiscal 2009. This decrease is primarily a result of the closure of offices in Canada and reduced construction activity in the Telecommunications segment, as well as lower recognition of previously deferred costs in the Computer Services segment.

Selling, Administrative and Other Operating Costs: Selling, administrative and other operating costs decreased $7.3 million, or 3%, to $281.1 million in fiscal 2010 from $288.4 million in fiscal 2009. This decrease was primarily a result of cost savings in fiscal 2010 from the restructuring initiative undertaken beginning in 2009 as discussed below.

Amortization of Purchased Intangible Assets: Amortization of purchased intangible assets remained constant at $1.4 million in fiscal 2010 and 2009.

Restructuring Costs: Restructuring costs decreased approximately $7.6 million, or 71%, to $3.1 million in fiscal 2010 from $10.7 million in fiscal 2009. In fiscal 2009, the Staffing Services and Computer Systems segments implemented a series of cost reduction initiatives, including the closing of offices and staff reductions to improve operating efficiencies. As a result, we recorded restructuring costs of $3.1 million in fiscal 2010 and $10.7 million in fiscal 2009 which consisted of severance paid and charges recorded for rent on leases that were exited. As the majority of cost reduction initiatives took place in fiscal 2009, we incurred lower restructuring costs in fiscal 2010.

Fees Related to Restatement and Associated Investigations: Fees related to the restatement and associated investigations amounted to $29.2 million and $0.9 million in fiscal 2010 and fiscal 2009, respectively, and were comprised primarily of legal, consulting and accounting expenses. The increased costs were a result of the increased level of effort in fiscal 2010 as the restatement and associated investigations began in the latter portion of fiscal 2009.

Operating Loss: Our operating loss of $29.7 million in fiscal 2010, increased as compared to an operating loss of $26.2 million in fiscal 2009. The increase was primarily a result of increases in restatement and related investigations fees of $28.3 million and incremental operating losses in the Telecommunications and Other segments. These increases were offset by improved margins in the Computer Systems segment and a $7.6 million reduction in restructuring expenses.

Other Income (Expenses): Other expense increased $0.6 million to $4.1 million in fiscal 2010 from $3.5 million in fiscal 2009. The more significant portion of this net expense represents fees related to the accounts receivable securitization program which have remained consistent. In fiscal 2010, we recorded lower outside rental income of $0.3 million, as compared to fiscal 2009, from a Company owned building. Additionally, there was a $1.4 million decrease in foreign currency gains primarily driven by our foreign currency denominated short-term borrowings. In fiscal 2009, we recorded $0.9 million of other income which represented a settlement of a pre-acquisition claim arising from an acquisition in 2007.

Income Tax Provision: Income tax provision increased by $66.1 million to $62.6 million in expense for fiscal 2010, from a benefit of $3.5 million in fiscal 2009. In fiscal 2010, we recorded $4.6 million of current income tax benefit and $67.3 million of deferred income tax expense as compared to $5.5 million of current income tax benefit and $2.0 million of deferred income tax benefit in fiscal 2009. The increase in income tax provision is primarily the result of the significant valuation allowance we established in fiscal 2010.

Results of Operations by Segment (Fiscal 2010 vs. Fiscal 2009)

	Year ended October 31, 2010					Year ended November 1, 2009
(in millions)	Total	Staffing Services	Computer Systems	Tele- Communi cations	Other	Total	Staffing Services	Computer Systems	Tele- Communi cations	Other
Net Revenue	$1,956.4	1,732.3	101.8	47.1	75.2	$1,964.0	1,717.3	90.0	82.5	74.2
Expenses
Direct cost of staffing services revenue	1,479.6	1,479.6	-	-	-	1,458.7	1,458.7	-	-	-
Cost of other revenue	191.7	-	76.7	52.8	62.2	230.1	-	87.9	85.4	56.7
Selling, administrative and other operating costs	271.1	232.7	21.5	2.8	14.1	279.9	241.5	22.5	3.5	12.5
Amortization of purchased intangible assets	1.4	0.1	0.9	-	0.4	1.4	0.1	0.9	-	0.4
Restructuring costs	3.1	1.3	1.8	-	-	10.7	8.6	2.1	-	-

Segment operating income (loss)	9.5	18.7	1.0	(8.5)	(1.7)	(16.8)	8.3	(23.4)	(6.4)	4.7
Corporate general and administrative	10.0					8.5
Fees related to restatement and associated investigations	29.2					0.9

Operating loss	$(29.7)					$(26.2)

Staffing Services

Net Revenue: The Staffing Services segment’s net revenue increased $15.0 million, or 1%, to $1,732.3 million in fiscal 2010 from $1,717.3 million in fiscal 2009. An increase in demand accounts for the majority of our revenue growth and resulted in an increase of over 5.7 million in contingent staffing hours or a 12.1% increase in such hours while our average billing rates for this business decreased 5.6% from fiscal 2009. On average, approximately 29,000 U.S. staffing employees were on assignment throughout the year, compared to approximately 26,900 in fiscal 2009.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of staffing services revenue increased $20.9 million, or 1%, to $1,479.6 million in fiscal 2010 from $1,458.7 million in fiscal 2009. This increase is primarily attributable to the revenue increase as a result of increased staffing hours described above. Direct costs of staffing services revenue of the segment increased to 85.4% in fiscal 2010 from 84.9% in fiscal 2009.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs decreased $8.8 million, or 3%, to $232.7 million in fiscal 2010 from $241.5 million in fiscal 2009. We began to realize cost savings in fiscal 2010 as a result of the restructuring initiatives that began in fiscal 2009. The average selling, administrative and other operating headcount was reduced by approximately 19% from the average headcount in fiscal 2009. We also had lower rent, utilities and depreciation as a result of exiting certain leases in fiscal 2009.

Restructuring Costs: The segment’s restructuring charges decreased $7.3 million, or 85%, to $1.3 million in fiscal 2010 from $8.6 million in fiscal 2009. In fiscal 2010, the Staffing Services segment incurred restructuring costs of $1.3 million for severance paid and charges recorded for rent on leases that were terminated. The segment incurred $8.6 million of restructuring costs in fiscal 2009 as a result of the elimination of employee positions and closure of 65 offices.

Segment Operating Profit: The segment’s operating profit increased $10.4 million to an operating profit of $18.7 million in fiscal 2010 from an operating profit of $8.3 million in fiscal 2009. The increase is primarily attributable to higher net revenue of $15.0 million resulting from higher demands for staffing services coinciding with improvements in the economic conditions, lower restructuring costs of $7.3 million, and lower selling, administrative and other operating costs of $8.8 million. These decreases were partially offset by an increase in direct cost of staffing services revenue of $20.9 million.

Computer Systems

Net Revenue: The segment’s net revenue increased by $11.8 million, or 13%, to $101.8 million in fiscal 2010 from $90.0 million in fiscal 2009. This increase primarily results from new systems that were accepted by certain significant customers in the second half of fiscal 2010 and the related recognition of revenue in the fiscal year.

As of October 31, 2010, November 1, 2009 and November 2, 2008, the Company had deferred revenue of $125.0 million, $123.0 million, and $90.4 million, which is presented net of related deferred costs of $23.8 million, $23.9 million and $18.0 million, respectively, associated with software system sales. The balance in deferred revenue and deferred costs as of October 31, 2010 will be recognized as accounting requirements are met. This recognition is expected to increase revenue, costs, and operating profit in each of the following fiscal years as follows:

(in millions)	Balance as of October 31, 2010	2011	2012	2013	2014	2015	Dependent Upon Future Events
Expected recognition of Deferred
Revenue, gross at October 31, 2010	$125.0	$80.9	$28.3	$11.6	$3.0	$0.5	$0.7
Expected recognition of Deferred costs that have been netted against Deferred Revenue, gross at October 31, 2010	$23.8	$13.9	$6.2	$2.6	$0.6	$0.1	$0.3
Operating profit	$101.2	$67.0	$22.1	$9.0	$2.4	$0.3	$0.4

Cost of Other Revenue: The segment’s cost of revenue decreased $11.2 million, or 13%, to $76.7 million in fiscal 2010 from $87.9 million in fiscal 2009. The decreased costs were a result of lower recognized deferred costs in fiscal 2010 compared to fiscal 2009.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs decreased $1.0 million, or 4%, to $21.5 million in fiscal 2010 from $22.5 million in fiscal 2009. The decrease is primarily attributable to continued cost savings from the restructuring initiative that occurred in 2010 and 2009.

Segment Operating Loss: The segment generated operating income of $1.0 million in fiscal 2010 compared to an operating loss of $23.4 million in fiscal 2009, an increase of $24.4 million. The improvement is attributable to the increase in revenues primarily due to system acceptances with certain significant customers and decreases in costs of revenue as noted above.

Telecommunications Services

Net Revenue: The Telecommunications Services segment’s net revenue decreased $35.4 million, or 43%, to $47.1 million in fiscal 2010 from $82.5 million in fiscal 2009. The decrease is primarily attributable to a decrease of $14.8 million in the OSP business, decrease in revenues of $17.0 million due to the termination of a large contract and closure of a division, decrease of $2.4 million from the closure of the Canada office, and a decrease of $1.2 million resulting from exiting the Enterprise Solutions division in fiscal 2008.

Cost of Other Revenue: The segment’s cost of other revenue decreased $32.6 million, or 38%, to $52.8 million in fiscal 2010 compared to $85.4 million in fiscal 2009. This decrease is primarily a result of the closure of the Central Office and Canada offices and the overall decrease in construction revenue. As a result of the revenue decline, the segment reduced overhead staff by approximately 34% in fiscal 2010 as compared to fiscal 2009, which accounted for a substantial portion of the decrease in costs of other revenue in fiscal 2010.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs decreased $0.7 million, or 20%, to $2.8 million in fiscal 2010 from $3.5 million in fiscal 2009. This decrease is consistent with the revenue decrease in the operating segment.

Segment Operating Loss: The segment’s operating loss increased $2.1 million, or 33%, to $8.5 million of operating loss in fiscal 2010 from $6.4 million operating loss in fiscal 2009. The increase in operating loss is primarily attributable to the reduction of revenue as noted above.

Other

Net Revenue: The Other segment’s net revenue increased $1.0 million, or 1%, to $75.2 million in fiscal 2010 from $74.2 million in fiscal 2009. The increase is primarily attributable to a net increase of $1.4 million in IT maintenance revenue primarily as a result of expanded business with existing customers, partially offset by a decrease in the printing and publishing business.

Cost of Other Revenue: The segment’s cost of other revenue increased $5.5 million, or 10%, to $62.2 million in fiscal 2010 from $56.7 million in fiscal 2009. The increase in cost of other revenue is due to a $1.4 million net increase in the IT maintenance business as a result of an increase in staff costs incurred to support new business, partially offset by a decrease in the printing and publishing business. The IT maintenance cost of other revenue increase is primarily a result of increased labor and fringe benefits and other direct costs associated with start up and servicing of new customers. The publishing and printing business decrease in cost of other revenue is consistent with the related decrease in revenue.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs increased $1.6 million, or 13%, to $14.1 million in fiscal 2010 from $12.5 million in fiscal 2009. The increase is primarily due to increases in employee salaries of $1.0 million in the printing and publishing business.

Segment Operating Profit: The segment’s operating profit decreased $6.4 million to operating loss of $1.7 million in fiscal 2010, from operating profit of $4.7 million in fiscal 2009. This decrease was predominantly a result of the increase in cost of other revenue of $5.6 million resulting from an increase in staff costs incurred to support business expansion.

Consolidated Results of Operations and Financial Highlights (Q3 2010 YTD vs. Q3 2009 YTD)

	Nine months ended,		Q3 2010 YTD vs. Q3 2009 YTD
	August 1, 2010	August 2, 2009	Amount	%
(in millions)	(39 weeks)	(39 weeks)
Revenue
Staffing services revenue	$1,249.3	$1,315.5	$(66.2)	-5%
Other revenue	153.0	183.2	(30.2)	-16%

Net revenue	1,402.3	1,498.7	(96.4)	-6%
Direct cost of staffing services revenue	1,080.7	1,116.9	(36.2)	-3%
Cost of other revenue	142.1	173.2	(31.1)	-18%
Selling, administrative and other operating costs	209.5	218.9	(9.4)	-4%
Amortization of purchased intangible assets	1.1	1.1	-	-
Restructuring costs	2.2	9.6	(7.4)	-77%
Fees related to restatement and associated investigations	19.1	-	19.1	0%

Operating loss	(52.4)	(21.0)	(31.4)	>100%
Other income (expenses)	(1.7)	(4.4)	2.7	-61%
Income tax provision (benefit)	58.6	(3.1)	61.7	<-100%

Net loss	$(112.7)	$(22.3)	$(90.4)	>100%

Net Revenue: In the first nine months of fiscal 2010, consolidated net revenue decreased by $96.4 million, or 6%, to $1,402.3 million from the comparable period of fiscal 2009. The decrease resulted primarily from revenue decreases in Staffing Services of $66.2 million and Telecommunications Services of $27.2 million from the comparable period in fiscal 2009.

Direct Cost of Staffing Services Revenue: Direct costs of staffing revenue decreased $36.2 million, or 3%, to $1,080.7 million in the first nine months of fiscal 2010 from the comparable period of fiscal 2009. This decrease is consistent with the revenue decrease in the Staffing Services segment noted above.

Cost of Other Revenue: Cost of other revenue decreased by $31.1 million, or 18%, to $142.1 million in the first nine months of fiscal 2010 from the comparable period of fiscal 2009. This decrease is primarily a result of the closure of offices in Canada and reduced construction activity in the Telecommunications Services segment, as well as lower recognition of previously deferred costs in the Computer Services segment.

Selling, Administrative and Other Operating Costs: Selling and administrative costs decreased by $9.4 million, or 4%, in the first nine months of fiscal 2010 from the comparable period in fiscal 2009. This decrease was primarily a result of cost savings in fiscal 2010 from the restructuring initiative undertaken beginning in fiscal 2009 as discussed below.

Amortization of Purchased Intangible Assets: Amortization of purchased intangible assets remained constant at $1.1 million in the first nine months of fiscal 2010 and 2009.

Restructuring Costs: Restructuring costs decreased approximately $7.4 million, or 77%, in the first nine months of fiscal 2010 from the comparable period in fiscal 2009. In fiscal 2009, the Staffing Services and Computer Systems segments implemented a series of cost reduction initiatives, including the closing of offices and staff reductions to improve operating efficiencies.

Fees Related to Restatement and Associated Investigations: Fees related to the restatement and associated investigations amounted to $19.1 million in the first nine months of fiscal 2010 and were comprised primarily of legal, consulting and accounting expenses. The restatement and associated investigations began in the fourth quarter of fiscal 2009.

Operating Loss: Our operating losses were $52.4 million in the first nine months of fiscal 2010 and $21.0 million in the comparable period of fiscal 2009. This increase of $31.4 million was primarily due to the restatement expenses of $19.1 million, as well as increases in the Staffing Services, Other, and Telecommunications Services

segments’ operating losses of $12.5 million, $0.5 million and $3.7 million, respectively. These losses were partially offset by an improvement in the Computer Systems segment operating results of $9.5 million.

Other Income (Expenses): Other income increased by $2.7 million, or 61%, in the first nine months of fiscal 2010 from the comparable period in fiscal 2009, resulting from a $3.3 million increase in foreign currency gains primarily driven by our foreign currency denominated short-term borrowings. This increase is partially offset by $0.9 million of other income recorded in fiscal 2009, which represented a settlement of a pre-acquisition claim arising from the purchase price of a subsidiary in 2007.

Income Tax Provision: Income tax provision increased by $61.7 million to $58.6 million in expense for the first nine months of fiscal 2010, from a benefit of $3.1 million in the same period in fiscal 2009. The increase in income tax provision is attributed to the significant valuation allowance we established in the second quarter of fiscal 2010.

Consolidated Results of Operations and Financial Highlights (Q3 2010 vs. Q3 2009)

	Three months ended,		Q3 2010 vs. Q3 2009
	August 1, 2010	August 2, 2009	Amount	%
(in millions)	(13 weeks)	(13 weeks)
Revenue
Staffing services revenue	$444.5	$403.8	$40.7	10%
Other revenue	47.4	61.0	(13.6)	-22%

Net revenue	491.9	464.8	27.1	6%
Direct cost of staffing services revenue	382.5	339.2	43.3	13%
Cost of other revenue	46.0	57.1	(11.1)	-19%
Selling, administrative and other operating costs	69.7	64.9	4.8	7%
Amortization of purchased intangible assets	0.4	0.4	-	-
Restructuring costs	1.3	2.4	(1.1)	-46%
Fees related to restatement and associated investigations	7.5	-	7.5	-

Operating (loss) income	(15.5)	0.8	(16.3)	<-100%
Other income (expenses)	(2.0)	(3.7)	1.7	-46%
Income tax benefit	(3.0)	(0.1)	(2.9)	>100%

Net loss	$(14.5)	$(2.8)	$(11.7)	>100%

Net Revenue: In the third quarter of fiscal 2010, consolidated net revenue increased by $27.1 million, or 6%, to $491.9 million, from the comparable period of fiscal 2009. The increase resulted primarily from a sales increase in Staffing Services of $40.7 million which was partially offset by decreases in Telecommunications Services of $10.6 million and Computer Systems of $4.1 million.

Direct Cost of Staffing Services Revenue: Direct costs of staffing services revenues increased by $43.3 million, or 13%, to $382.5 in the third quarter of fiscal 2010 from $339.2 in the comparable quarter of fiscal 2009. This increase is consistent with the net revenue increase in the Staffing Services segment as noted above.

Cost of Other Revenue: Cost of other revenue decreased by $11.1 million, or 19%, to $46.0 million in the third quarter of fiscal 2010 from the comparable period of fiscal 2009 primarily due to the closure of offices in Canada and reduced construction activity in the Telecommunications Services segment.

Selling, Administrative and Other Operating Costs: Selling and administrative costs increased by $4.8 million, or 7%, in the third quarter of fiscal 2010 from the comparable period in fiscal 2009 due to increased outside services and indirect labor.

Amortization of Purchased Intangible Assets: Amortization of purchased intangible assets remained constant at $0.4 million in the third quarter of fiscal 2010 and 2009.

Restructuring Costs: Restructuring costs decreased approximately $1.1 million in the third quarter of fiscal 2010 from the comparable period of fiscal 2009. In fiscal 2009, the Staffing Services and Computer Systems segments implemented a series of cost reduction initiatives, including the closing of offices and staff reductions to improve operating efficiencies.

Fees Related to Restatement and Associated Investigations: Fees related to the restatement and associated investigations amounted to $7.5 million in the third quarter of fiscal 2010 and were comprised primarily of legal, consulting and accounting expenses. The restatement and associated investigations began in the fourth quarter of fiscal 2009.

Operating Loss: Our operating loss of $15.5 million in the third quarter of fiscal 2010 increased, as compared to operating income of $0.8 million in the comparable period of fiscal 2009. This increase was primarily due to the restatement expenses of $7.5 million, and the segments reporting an increased operating loss of $8.3 million in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009.

Results of Operations by Segment (Q3 2010 YTD vs. Q3 2009 YTD)

	Nine months ended August 1, 2010					Nine months ended August 2, 2009

(in millions)	Total	Staffing Services	Computer Systems	Tele- Communi cations	Other	Total	Staffing Services	Computer Systems	Tele- Communi cations	Other

Net Revenue	$1,402.3	1,249.3	63.9	37.0	52.1	$1,498.7	1,315.5	66.0	64.2	53.0
Expenses
Direct cost of staffing services revenue	1,080.7	1,080.7	-	-	-	1,116.9	1,116.9	-	-	-
Cost of other revenue	142.1	-	56.0	41.3	44.8	173.2	-	65.8	64.7	42.7
Selling, administrative and other operating costs	202.4	172.7	17.5	2.3	9.9	212.3	184.0	18.2	2.5	7.6
Amortization of purchased intangible assets	1.1	0.1	0.6	-	0.4	1.1	0.1	0.6	-	0.4
Restructuring costs	2.2	1.1	1.1	-	-	9.6	7.5	2.1	-	-

Segment operating income (loss)	(26.2)	(5.4)	(11.3)	(6.7)	(2.8)	(14.4)	7.1	(20.8)	(3.0)	2.3
Corporate general and administrative	7.1					6.6
Fees related to restatement and associated investigations	19.1					-

Operating loss	$(52.4)					$(21.0)

Staffing Services: The Staffing Services segment’s net revenue for the first nine months and third quarter of fiscal 2010 decreased by $66.2 million and increased by $40.7 million, respectively, from the comparable periods of fiscal 2009. The operating results for these nine and three month periods decreased by $12.5 million and increased by $1.7 million, respectively, from the comparable fiscal 2009 periods.

Computer Systems: The Computer Systems segment’s net revenue decreased by $2.1 million and $4.1 million, respectively, in the first nine months and third quarter of fiscal 2010 from the comparable fiscal periods of fiscal 2009, and its operating loss decreased by $9.5 million and $0.6 million from the comparable fiscal 2009 periods. The changes in operating results in these nine and three month periods of fiscal 2010 were primarily due to decreased activity.

Telecommunications Services: The Telecommunications Services segment’s revenues decreased by $27.2 million and $10.6 million, respectively, from the first nine months and third quarter of fiscal 2009, and the operating losses increased by $3.7 million and decreased by $0.4 million, respectively, from the first nine months and third quarter of fiscal 2009, primarily due to the closure of the Central Office and Canada offices and the overall decrease in construction revenue.

Other: The Other segment’s revenues decreased by $0.9 million and increased by $1.1 million and the operating results declined by $5.1 million and $1.9 million for the respective first nine months and third quarter of fiscal 2009, primarily due increases in cost of other revenue and staff costs.

Consolidated Results of Operations and Financial Highlights (Q2 2010 YTD vs. Q2 2009 YTD)

	Six months ended,		Q2 2010 YTD vs. Q2 2009 YTD
	May 2, 2010	May 3, 2009	Amount	%
(in millions)	(26 weeks)	(26 weeks)
Revenue
Staffing services revenue	$804.8	$911.6	$(106.8)	-12%
Other revenue	105.5	122.3	(16.8)	-14%

Net revenue	910.3	1,033.9	(123.6)	-12%
Direct cost of staffing services revenue	698.2	777.7	(79.5)	-10%
Cost of other revenue	96.2	116.1	(19.9)	-17%
Selling, administrative and other operating costs	139.6	154.1	(14.5)	-9%
Amortization of purchased intangible assets	0.7	0.7	-	-
Restructuring costs	0.9	7.1	(6.2)	-87%
Fees related to restatement and associated investigations	11.6	-	11.6	-

Operating loss	(36.9)	(21.8)	(15.1)	69%
Other income (expenses)	0.4	(0.7)	1.1	<-100%
Income tax provision (benefit)	61.7	(3.0)	64.7	<-100%

Net loss	$ (98.2)	$ (19.5)	$ (78.7)	>100%

Net Revenues: In the first six months of fiscal 2010, consolidated net revenues decreased by $123.6 million, or 12%, to approximately $910.3 million, from the comparable period of fiscal 2009. The decrease resulted primarily from revenue decreases in Staffing Services of $106.8 million and Telecommunications Services of $16.6 million from the comparable periods of fiscal 2009.

Direct Cost of Staffing Services Revenue: Direct costs of staffing services revenue decreased $79.5 million, or 10%, from the first six months of 2010 to the comparable period in 2009. This decrease is consistent with the net revenue decrease in the Staffing Services segment as noted above.

Cost of Other Revenue: Cost of other revenue decreased by $19.9 million, or 17%, to $96.2 million, in the six months of fiscal 2010 from the comparable period of fiscal 2009 primarily due to the closure of offices in Canada and reduced construction activity in the Telecommunications Services segment.

Selling, Administrative and Other Operating Costs: Selling and administrative costs decreased by $14.5 million, or 9%, to $139.6 million in the first six months of fiscal 2010 from $154.1 million in the comparable period in fiscal 2009. This decrease was primarily a result of cost savings in fiscal 2010 from the restructuring initiative undertaken beginning in fiscal 2009 as discussed below.

Amortization of Purchased Intangible Assets: Amortization of purchased intangible assets remained constant at $0.7 million in the first six months of fiscal 2010 and 2009.

Restructuring Costs: Restructuring costs decreased approximately $6.2 million in the first six months of fiscal 2010 from the prior comparable period. In fiscal 2009, the Staffing Services and Computer Systems segments implemented a series of cost reduction initiatives, including the closing of offices and staff reductions to improve operating efficiencies. As the majority of the cost reduction initiatives took place in fiscal 2009, we incurred lower restructuring costs in fiscal 2010.

Fees Related to Restatement and Associated Investigations: Fees related to the restatement and associated investigations amounted to $11.6 million in the first six months of fiscal 2010 and were comprised primarily of legal, consulting and accounting expenses. The restatement and associated investigations began in the fourth quarter of fiscal 2009.

Operating Loss: Our operating losses of $36.9 million in the first six months of fiscal 2010 increased as compared to an operating loss of $21.8 million in the comparable period of fiscal 2009. This increase was primarily due to the restatement expenses of $11.6 million, as well as declines in the Staffing Services, Telecommunications Services, and Other segments’ operating results of $5.5 million, $3.9 million and $3.3 million, respectively. These losses were partially offset by an improvement in the Computer Systems segment operating results of $9.1 million.

Other Income (Expense): Other income increased by $1.1 million in the first six months of fiscal 2010 from the comparable period in fiscal 2009, resulting from a $1.2 million increase in foreign currency gains primarily driven by our foreign currency denominated short-term borrowings as well a net interest income of $0.6 million. These increases were partially offset by $0.9 million of other income recorded in fiscal 2009, which represented a settlement of a pre-acquisition claim arising from the purchase price of a subsidiary in 2007.

Income Tax Provision: Income tax provision increased by $64.7 million to $61.7 million in expense for first six months of fiscal 2010, from a benefit of $3.0 million in the same period in fiscal 2009. The increase in income tax provision is attributed to the significant valuation allowance we established in the second quarter of fiscal 2010.

Consolidated Results of Operations and Financial Highlights (Q2 2010 vs. Q2 2009)

	Three months ended,		Q2 2010 vs. Q2 2009
	May 2, 2010	May 3, 2009	Amount	%
(in millions)	(13 weeks)	(13 weeks)
Revenue
Staffing services revenue	$421.4	$426.8	$(5.4)	-1%
Other revenue	48.2	57.1	(8.9)	-16%

Net revenue	469.6	483.9	(14.3)	-3%
Direct cost of staffing services revenue	363.5	363.2	0.3	0%
Cost of other revenue	45.5	54.2	(8.7)	-16%
Selling, administrative and other operating costs	70.1	74.2	(4.1)	-6%
Amortization of purchased intangible assets	0.4	0.4	-	-
Restructuring costs	0.9	4.3	(3.4)	-79%
Fees related to restatement and associated investigations	7.7	-	7.7	0%

Operating loss	(18.5)	(12.4)	(6.1)	49%
Other income (expenses)	0.3	(2.2)	2.5	<-100%
Income tax provision (benefit)	62.0	(2.0)	64.0	<-100%

Net loss	$ (80.2)	$ (12.6)	$ (67.6)	>100%

Net Revenue: In the second quarter of fiscal 2010, consolidated net revenues decreased by $14.3 million, or 3%, to $469.6 million, from the comparable period of fiscal 2009. The significant changes from the comparable period of 2009 were a decrease of $7.9 million in Telecommunications Service segment revenue, and a decrease of $5.4 million in Staffing Services segment revenue.

Direct Costs of Staffing Services Revenues: Direct costs of staffing revenue increased $0.3 million, or 0%, from the prior comparable period. This increase is consistent with the net revenue increase in the Staffing Services segment noted above.

Cost of Other Revenues: Cost of other revenues decreased $8.7 million, or 16%, to $45.5 million in the second quarter of fiscal 2010 from $54.2 million in the comparable period of fiscal 2009 primarily due to the closure of offices in Canada and reduced construction activity in the Telecommunications Services segment.

Selling, Administrative and Other Operating Costs: Selling and administrative costs decreased by $4.1 million, or 6%, in the second quarter of fiscal 2010 to $70.1 million from the comparable period in fiscal 2009. This decrease was primarily a result of cost savings in fiscal 2010 from the restructuring initiative undertaken beginning in fiscal 2009 as discussed below.

Amortization of Purchased Intangible Assets: Amortization of purchased intangible assets remained constant at $0.4 million in the second quarter of fiscal 2010 and 2009.

Restructuring Costs: Restructuring costs decreased approximately $3.4 million, or 79%, to $0.9 million in the second quarter of fiscal 2010 from the comparable period in fiscal 2009. In fiscal 2009, the Staffing Services and

Computer Systems segments implemented a series of cost reduction initiatives, including the closing of offices and staff reductions to improve operating efficiencies. As the majority of the cost reduction initiatives took place in fiscal 2009, we incurred lower restructuring costs in the second quarter of fiscal 2010.

Fees Related to Restatement and Associated Investigations: Fees related to the restatement and associated investigations amounted to $7.7 million in the second quarter of fiscal 2010 and were comprised primarily of legal, consulting and accounting expenses. The restatement and associated investigations began in the fourth quarter of fiscal 2009.

Other Income (Expenses): Other income (expenses) decreased by $2.5 million in the second quarter of fiscal 2010 from the comparable period in fiscal 2009 resulting from an increase in foreign currency gains primarily driven by our foreign currency denominated short-term borrowings.

Operating Loss: Our operating loss of $18.5 million in the second quarter of fiscal 2010, increased $6.1 million as compared to an operating loss of $12.4 million in the comparable period of fiscal 2009. The increase in segment operating losses was attributable to the restatement expenses of $7.7 million, and was partially offset by the segments reporting an increased operating income of $2.0 million in second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009. The increase in segment operating income is attributable to $2.9 million of increases in the Staffing Services and Computer Systems segments, partially offset by decreases in the Company’s other segments.

Results of Operations by Segment (Q2 2010 YTD vs. Q2 2009 YTD)

	Six months ended May 2, 2010					Six months ended May 3, 2009
(in millions)	Total	Staffing Services	Computer Systems	Tele- Communi cations	Other	Total	Staffing Services	Computer Systems	Tele- Communi cations	Other
Net Revenue	$910.3	804.8	42.9	27.4	35.2	$1,033.9	911.6	40.8	44.0	37.5
Expenses
Direct cost of staffing services revenue	698.2	698.2	-	-	-	777.7	777.7	-	-	-
Cost of other revenue	96.2	-	36.8	30.1	29.3	116.1	-	44.1	42.7	29.3
Selling, administrative and other operating costs	135.0	113.8	12.7	1.5	7.0	149.4	130.1	11.8	1.7	5.8
Amortization of purchased intangible assets	0.7	0.1	0.4	-	0.2	0.7	0.1	0.4	-	0.2
Restructuring costs	0.9	0.9	-	-	-	7.1	6.4	0.7	-	-

Segment operating income (loss)	(20.7)	(8.2)	(7.1)	(4.3)	(1.1)	(17.1)	(2.7)	(16.2)	(0.4)	2.2
Corporate general and administrative	4.6					4.7
Fees related to restatement and associated investigations	11.6					-

Operating loss	$(36.9)					$(21.8)

Staffing Services: The Staffing Services segment’s net revenues for the six months of fiscal 2010 decreased by $106.8 million and decreased by $5.4 million for the second quarter of fiscal 2010, as compared to the comparable period of fiscal 2009. The operating loss for these six and three month periods increased by $5.5 million and $2.9 million, respectively, from the comparable fiscal 2009 periods. The decrease is a result of many of our customers reducing their use of contingent workers as a result of economic conditions.

Computer Systems: The Computer Systems segment’s revenues increased by $2.1 million in the six months of fiscal 2010 and increased by $0.8 million for the second quarter of fiscal 2010 from the comparable period of fiscal 2009, while its operating results for these six and three-month periods increased by $9.1 million and $2.9 million, respectively, from the comparable periods in fiscal 2009. The increase in operating results in the six months of fiscal 2010 was primarily due to higher amortization of previously deferred revenue and related costs.

Telecommunications Services: The Telecommunications Services segment’s revenues decreased by $16.6 million and $7.9 million from the respective first six months of fiscal 2009 and second quarter of fiscal 2009, and the operating results for these six and three-month periods decreased by $3.9 million and $1.9 million, respectively, from the comparable periods in fiscal 2009, primarily due to the closure of the Central Office and Canada offices and the overall decrease in construction revenue.

Other: The Other segment’s revenues for the first six months of fiscal 2010 and second quarter of fiscal 2010 decreased by $2.3 million and $0.3 million, respectively, from the six and three month periods of fiscal 2009, and its operating loss increased by $3.3 million and $1.8 million from the six and three month periods of fiscal 2009, respectively, primarily due an increase in cost of other revenue and an increase in staff costs.

Consolidated Results of Operations and Financial Highlights (Q1 2010 YTD vs. Q1 2009 YTD)

	Three months ended,		Q1 2010 vs. Q1 2009
	January 31, 2010	February 1, 2009	Amount	%
(in millions)	(13 weeks)	(13 weeks)
Revenue
Staffing services revenue	$383.3	$484.9	$(101.6)	-21%
Other revenue	57.4	65.0	(7.6)	-12%

Net revenue	440.7	549.9	(109.2)	-20%
Direct cost of staffing services revenue	334.7	414.5	(79.8)	-19%
Cost of other revenue	50.7	61.9	(11.2)	-18%
Selling, administrative and other operating costs	69.4	79.7	(10.3)	-13%
Amortization of purchased intangible assets	0.4	0.4	-	-
Restructuring costs	0.1	2.8	(2.7)	-96%
Fees related to restatement and associated investigations	3.9	-	3.9	-

Operating loss	(18.5)	(9.4)	(9.1)	97%
Other income (expenses)	0.1	1.6	(1.5)	-94%
Income tax benefit	(0.3)	(0.9)	(0.6)	-67%

Net loss	$ (18.1)	$ (6.9)	$ (11.2)	>100%

Net Revenue: In the first three months of fiscal 2010, consolidated net revenue decreased by $109.2 million, or 20%, to $440.7 million, from the comparable period of fiscal 2009. The decrease resulted primarily from revenue decreases in Staffing Services of $101.6 million and Telecommunications Services of $8.7 million.

Direct Costs of Staffing Services Revenue: Direct costs of staffing services revenue decreased $79.8 million, or 19%, over the prior year comparable period. This decrease is consistent with the net revenue decrease in the Staffing Services segment noted above.

Cost of Other Revenue: Cost of other revenue decreased by $11.2 million, or 18%, to $50.7 million in the three months of fiscal 2010 from the comparable period of fiscal 2009 due to the closure of offices in Canada and reduced construction activity in the Telecommunications Services segment.

Selling, Administrative and Other Operating Costs: Selling and administrative costs decreased by $10.3 million, or 13%, in the first three months of fiscal 2010 from the comparable period in fiscal 2009. This decrease was primarily a result of cost savings in fiscal 2010 from the restructuring initiative undertaken beginning in 2009 as discussed below.

Restructuring Costs: We incurred $0.1 million in restructuring costs in the first three months of fiscal 2010 compared to $2.8 million in the comparable period in fiscal 2009. In fiscal 2009, the Staffing Services and Computer Systems segments implemented a series of cost reduction initiatives, including the closing of offices and staff reductions to improve operating efficiencies.

Fees Related to Restatement and Associated Investigations: Fees related to the restatement and associated investigations amounted to $3.9 million in the first three months of fiscal 2010 and were comprised primarily of legal, consulting and accounting expenses. The restatement and associated investigations began in the fourth quarter of fiscal 2009.

Operating Loss: Our operating losses of $18.5 million in the first three months increased as compared to an operating loss of $9.4 million in the comparable period of fiscal 2009. This increase was primarily due to the restatement expenses of $3.9 million, as well as declines in the Staffing Services and Telecommunications Services segments’ operating results of $7.3 million and $2.0 million, respectively. These losses were partially offset by an improvement in the Computer Systems segment operating results of $6.2 million.

Other Income (Expense): Other income decreased by $1.5 million, or 94%, in the first three months of fiscal 2010 from the comparable period in fiscal 2009, resulting from a $1.2 million decrease in foreign currency gains primarily driven by our foreign currency denominated short-term borrowings, and by $0.9 million of other income recorded in fiscal 2009, which represented a settlement of a pre-acquisition claim arising from the purchase price of a subsidiary in 200. These decreases are partially offset by an increase in net interest income of $0.5 million.

Income Tax Provision: Income tax provision decreased by $0.6 million to $0.3 million of benefit for three months ended January 31, 2010, from a benefit of $0.9 million in the same fiscal period in 2009.

Results of Operations by Segment (Q1 2010 YTD vs. Q1 2009 YTD)

	Three months ended January 31, 2010					Three months ended February 1, 2009

(in millions)	Total	Staffing Services	Computer Systems	Tele- Communi cations	Other	Total	Staffing Services	Computer Systems	Tele- Communi cations	Other

Net Revenue	$440.7	383.3	23.3	15.4	18.7	$549.9	484.9	20.4	24.1	20.5
Expenses
Direct cost of staffing services revenue	334.7	334.7	-	-	-	414.5	414.5	-	-	-
Cost of other revenue	50.7	-	18.8	16.8	15.1	61.9	-	22.2	23.5	16.2
Selling, administrative and other operating costs	66.8	56.0	6.4	0.8	3.6	77.8	68.3	5.7	0.9	2.9
Amortization of purchased intangible assets	0.4	-	0.2	-	0.2	0.4	-	0.2	-	0.2
Restructuring costs	0.1	0.1	-	-	-	2.8	2.1	0.7	-	-

Segment operating income (loss)	(12.0)	(7.5)	(2.1)	(2.2)	(0.2)	(7.5)	(0.2)	(8.3)	(0.2)	1.2
Corporate general and administrative	2.6					1.9
Fees related to restatement and associated investigations	3.9					-

Operating loss	$(18.5)					$(9.4)

Staffing Services: The Staffing Services segment’s net revenue in the first three months of fiscal 2010 decreased by $101.6 million, or 21%, from the comparable period of fiscal 2009. The operating results decreased $7.3 million to a loss of $7.5 million in the first quarter of fiscal 2010 from the comparable period in fiscal 2009 primarily due to the decline in revenue and gross margins, partially offset by the reduction in selling, administrative and other operating costs representing the benefit of our fiscal 2009 cost reduction initiatives.

Computer Systems: The Computer Systems segment’s revenues increased by $2.9 million in the first three months of fiscal 2010 from the comparable fiscal period of fiscal 2009, while its operating loss decreased by $6.2 million from the comparable period in fiscal 2009. The increase in operating results in the first three months of fiscal 2010 was primarily due to higher amortization of previously deferred revenue and related costs.

Telecommunications Services: The Telecommunications Services segment’s revenue decreased by $8.7 million in the first three months of fiscal 2010 from the comparable period of fiscal 2009, and the operating loss increased by $2.0 million from the comparable periods in fiscal 2009, primarily due to the closure of the Central Office and Canada offices and the overall decrease in construction revenue.

Other: The Other segment’s revenues decreased by $1.8 million in the first three months of fiscal 2010 from the comparable period of fiscal 2009, and its operating income decreased by $1.4 million primarily due to an increase in cost of other revenue and an increase in staff costs.

Consolidated Results of Operations and Financial Highlights (Fiscal 2009 vs. Fiscal 2008)

	Year ended,		2009 vs. 2008 Change
	November 1, 2009	November 2, 2008	Amount	%
(in millions)	(52 weeks)	(52 weeks)
Revenue
Staffing services revenue	$1,717.3	$2,376.4	$(659.1)	-28%
Other revenue	246.7	349.6	(102.9)	-29%

Net revenue	1,964.0	2,726.0	(762.0)	-28%
Direct cost of staffing services revenue	1,458.7	2,013.0	(554.3)	-28%
Cost of other revenue	230.1	340.1	(110.0)	-32%
Selling, administrative and other operating costs	288.4	358.4	(70.0)	-20%
Amortization of purchased intangible assets	1.4	10.5	(9.1)	-87%
Impairment of purchased intangibles and goodwill	-	135.2	(135.2)	-100%
Restructuring costs	10.7	1.5	9.2	>100%
Fees related to restatement and associated investigations	0.9	-	0.9	-

Operating loss	(26.2)	(132.7)	106.5	-80%
Other income (expenses)	(3.5)	(2.8)	(0.7)	25%
Income tax benefit	(3.5)	(24.5)	21.0	-86%
Income from discontinued operations, net of taxes	-	99.3	(99.3)	-100%

Net loss	$(26.2)	$(11.7)	$(14.5)	>100%

Net Revenue: In fiscal 2009, our consolidated net revenues decreased $762.0 million, or 28%, to $1,964.0 million in fiscal 2009 from $2,726.0 million in fiscal 2008. The decrease in revenues for the fiscal year was comprised predominantly of decreases in the Staffing Services segment of $659.1 million, the Telecommunications segment of $88.2 million, and the Computer Systems of $13.3 million as a result of weak economic conditions in fiscal 2009.

Direct Cost of Staffing Services Revenue: Our direct cost of staffing services revenue decreased $554.3 million, or 28%, to $1,458.7 million in fiscal 2009 from $2,013.0 million in fiscal 2008. This decrease is primarily attributable to the decreases in revenue at the Staffing Services segment as noted above and is consistent with the decline in net revenue.

Cost of Other Revenue: Our cost of other revenue decreased $110.0 million, or 32%, to $230.1 million in fiscal 2009 from $340.1 million in fiscal 2008. This decrease is primarily attributable to the decreases in revenue in the Computer Systems and Telecommunications segments as noted above.

Selling, Administrative and Other Operating Costs: Our selling, administrative and other operating costs decreased $70.0 million, or 20%, to $288.4 million in fiscal 2009 from $358.4 million in fiscal 2008. We experienced an increase in overhead costs in fiscal 2008 as a result of an average increase in overhead staff levels of 5%, increases in project-based arrangement startup costs, and costs related to new foreign operations. These costs were partially reduced in fiscal 2009 by a reduction in revenue-related variable costs and initial partial year cost savings from the restructuring initiative discussed below.

Amortization of Purchased Intangible Assets: Amortization of purchased intangible assets decreased $9.1 million, or 87%, to $1.4 million in fiscal 2009 from $10.5 million in fiscal 2008. Purchased intangible assets consist primarily of customer relationships and technology. This decrease in amortization expense was attributable to certain purchased intangibles being impaired during fiscal year 2008, which resulted in lower amounts of amortization expense recognized in fiscal 2009 as compared to fiscal 2008.

Impairment of Purchased Intangibles and Goodwill: Impairment of purchased intangibles and goodwill decreased $135.2 million, or 100%, to $0.0 million in fiscal 2009 from $135.2 million in fiscal 2008. In fiscal 2008, the Company recorded an impairment of intangible assets and goodwill in the amount of $135.2 million of which $83.6 million related to goodwill for the Computer Systems segment, $39.2 million related to finite-lived intangible assets for the Computer Systems segment, $2.8 million related to goodwill for the Staffing Services segment, $1.5 million related to indefinite-lived intangible assets for the Computer Systems segment and $8.2 million related to goodwill for the Other Segment.

Restructuring Costs: Restructuring costs increased $9.2 million to $10.7 million in fiscal 2009 from $1.5 million in fiscal 2008. In fiscal 2009, as a result of declines in revenue, profits and the ongoing economic uncertainty, we initiated certain actions and recorded a pre-tax restructuring charge of approximately $10.7 million. The charge related to the elimination of employee positions and the closing of 65 facilities in the Staffing Services segment was $8.6 million. The charge for the elimination of employee positions in the Computer Systems segment was $2.1 million. In fiscal 2008, a restructuring charge of $1.5 million in the Computer Systems segment was recorded due to the reduction of foreign and domestic personnel as a result of the acquisition and integration of LSSi Corp.

Fees Related to Restatement and Associated Investigations: Fees related to the restatement and associated investigations amounted to $0.9 million in fiscal 2009 and were comprised primarily of legal, consulting and accounting expenses.

Operating Loss: Operating loss decreased $106.5 million, or 80%, to an operating loss of $26.2 million in fiscal 2009 from an operating loss of $132.7 million in fiscal 2008. Our consolidated operating loss improvement was primarily attributable to a lower goodwill impairment charge recorded in fiscal 2009 as compared to fiscal 2008, offset by $9.2 million of higher restructuring costs in 2009.

Other Income (Expenses): Other expense increased by $0.7 million, or 25%, to $3.5 million in fiscal 2009 from $2.8 million in fiscal 2008. In fiscal 2009, we recognized $1.2 million of foreign exchange losses, which were partially offset by other income of $0.9 million relating to the settlement of a contingent gain arising from the purchase of a subsidiary in 2007 and a pre-acquisition claim. Additionally, an amendment of the securitization program resulted in a reduction in securitization fees.

Income Tax Provision: Income tax benefit decreased by $21.0 million to $3.5 million in fiscal 2009 from $24.5 million in fiscal 2008. In fiscal 2009, we recorded $5.5 million of current income tax benefit and $2.0 million of deferred income tax expense as compared to $4.6 million of current income tax expense and $29.0 million of deferred income tax benefit in fiscal 2008. As a percentage of pre-tax income, the effective tax rate was 11.8% in fiscal 2009 and 18.1% in fiscal 2008, with a non-deductible goodwill impact being largely offset by state and local taxes.

Income From Discontinued Operations, Net of Taxes: Net income from discontinuing operations decreased by $99.3 million, or 100%, to nil recorded in fiscal 2009. This decrease is the result of our having no discontinued operations in fiscal 2009, compared to the sale of the net assets of its directory systems and services and North American publishing operations in fiscal 2008.

Result of Operations by Segment (Fiscal 2009 vs. Fiscal 2008):

	Year ended November 1, 2009					Year ended November 2, 2008
(in millions)	Total	Staffing Services	Computer Systems	Tele- Communi cations	Other	Total	Staffing Services	Computer Systems	Tele- Communi cations	Other

Net Revenue	$1,964.0	1,717.3	90.0	82.5	74.2	$2,726.0	2,376.4	103.3	170.7	75.6
Expenses
Direct cost of staffing services revenue	1,458.7	1,458.7	-	-	-	2,013.0	2,013.0	-	-	-
Cost of other revenue	230.1	-	87.9	85.4	56.7	340.1	-	95.4	187.1	57.6
Selling, administrative and other operating costs	279.9	241.5	22.5	3.5	12.5	348.9	307.7	25.0	4.0	12.2
Amortization of purchased intangible assets	1.4	0.1	0.9	-	0.4	10.5	0.1	9.9	-	0.5
Restructuring costs	10.7	8.6	2.1	-	-	1.5	-	1.5	-	-

Segment operating income (loss)	(16.8)	8.3	(23.4)	(6.4)	4.7	12.0	55.7	(28.6)	(20.4)	5.3
Impairment of purchased intangibles and goodwill	-	-	-	-	-	135.2	2.8	124.3	-	8.1
Corporate general and administrative	8.5					9.5
Fees related to restatement and associated investigations	0.9					-

Operating loss	$(26.2)					$(132.7)

Staffing Services

Net Revenue: The Staffing Services segment’s net revenue decreased $659.1 million, or 28%, to $1,717.3 million in fiscal 2009 from $2,376.4 million in fiscal 2008. The decrease is primarily attributable to decreases in permanent placement, recruitment process outsourcing revenues and other service fees as a result of weaker economic conditions. Clients that use these services generally delayed new projects and restricted outside hiring as a cost reduction and cash preservation measure during this period. Many of the segment’s customers initiated layoffs, hiring freezes and reductions in contingent labor in fiscal 2009 which resulted in lower revenues.

Direct Cost of Staffing Services Revenue: The segment’s direct cost of staffing services revenue decreased $554.3 million, or 28%, to $1,458.7 million in fiscal 2009 from $2,013.0 million in fiscal 2008. The decrease is primarily attributable to the reduction in revenue and was a direct result of the factors affecting revenue as discussed above. Direct cost of staffing revenue as a percentage of total staffing services revenue increased by 0.2% to 84.9% in fiscal 2009 from 84.7% in fiscal 2008.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs decreased $66.2 million, or 22%, to $241.5 million in fiscal 2009 from $307.7 million in fiscal 2008. As a percentage of revenues, selling, administrative and other operating costs increased as the restructuring actions being phased in over the fiscal year did not keep pace with the revenue decreases.

Restructuring Costs: The segment incurred restructuring costs of $8.6 million in 2009, but did not in fiscal 2008. As a result of the decreased operating results, in fiscal 2009 the segment recorded $8.6 million in restructuring costs due to the elimination of employee positions from a series of cost cutting initiatives and the closing of 65 offices.

Segment Operating Profit: The segment’s operating profit decreased $47.4 million to an operating profit of $8.3 million in fiscal 2009 from $55.7 million of operating profit in fiscal 2008. The decrease is primarily a result of the significant revenue reduction that was not matched by expense reductions.

Computer Systems

Net Revenue: The Computer Systems segment’s net revenue decreased $13.3 million, or 13%, to $90.0 million in fiscal 2009 from $103.3 million in fiscal 2008. The decrease is a result of lower project and transaction fees. The decreases in project fees were attributable to decreased scopes of work for current customers. Transaction fees declined as a result of a reduction of services to a major customer that transitioned to a fixed monthly fee model, partially offset by an increase to another major customer that transitioned to a variable transaction-based fee model from a fixed monthly fee model.

Cost of Other Revenue: The segment’s cost of other revenue decreased $7.5 million, or 8%, to $87.9 million in fiscal 2009 from $95.4 million in fiscal 2008. This cost decrease is a result of the revenue decrease noted above.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs decreased $2.5 million, or 10%, to $22.5 million in fiscal 2009 from $25.0 million in fiscal 2008. Selling, administrative and other operating costs were reduced consistent with revenue.

Amortization of Purchased Intangible Assets: The segment’s amortization of purchased intangible assets decreased $9.0 million, or 91%, to $0.9 million in fiscal 2009 from $9.9 million in fiscal 2008. This year over year decrease is the result of an impairment charge recorded in 2008.

Segment Operating Loss: The segment’s operating loss decreased $5.2 million, or 18%, to an operating loss of $23.4 million in fiscal 2009 from an operating loss of $28.6 million in fiscal 2008. The decrease in operating loss is primarily attributable to lower net revenue combined with higher restructuring costs recorded in fiscal 2009 as compared to fiscal 2008.

Telecommunications

Net Revenue: The Telecommunications segment’s net revenue decreased $88.2 million, or 52%, to $82.5 million in fiscal 2009 from $170.7 million in fiscal 2008. During fiscal 2008, the Telecommunications segment recognized revenue on a large installation and construction contract in the construction and engineering division; there was no comparable contract in fiscal 2009. The segment also experienced additional declines in its non-construction division as a result of the loss of a large contract in fiscal 2009.

Cost of Other Revenue: The segment’s cost of other revenue decreased $101.7 million, or 54%, to $85.4 million in fiscal 2009 from $187.1 million in fiscal 2008. The decrease is primarily attributable to the reduction in revenue as noted above.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs decreased $0.5 million, or 13%, to $3.5 million in fiscal 2009 from $4.0 million in fiscal 2008. The decrease is primarily attributable to a decrease in overhead.

Segment Operating Loss: The segment’s operating loss decreased $14.0 million, or 69%, to an operating loss of $6.4 million in fiscal 2009 from an operating loss of $20.4 million in fiscal 2008. The improvement in operating results is primarily attributable to higher margins within the segment in fiscal 2009 as compared to 2008.

Other

Net Revenue: The Other segment’s net revenue decreased $1.4 million, or 2%, to $74.2 million in fiscal 2009 from $75.6 million in fiscal 2008. The decrease is primarily attributable to softening in the economy during fiscal 2009, as certain customers of the Uruguayan printing division delayed the timing of individual services. In addition, we experienced slight decreases in IT maintenance revenues year over year.

Cost of Other Revenue: The segment’s cost of other revenue decreased $0.9 million, or 2%, to $56.7 million in fiscal 2009 from $57.6 million in fiscal 2008. The decrease is consistent with the decrease in net revenue within the segment.

Selling, Administrative and Other Operating Costs: The segment’s selling, administrative and other operating costs increased $0.3 million, or 2%, to $12.5 million in fiscal 2009 from $12.2 million in fiscal 2008. The increase is a result of increased overhead costs for the segment and certain other business development costs incurred.

Segment Operating Profit: The segment’s operating profit remained decreased $0.6 million to $4.7 million in fiscal 2009 from $5.3 million in fiscal 2008.

Consolidated Results of Operations and Financial Highlights (Q3 2009 YTD vs. Q3 2008 YTD)

	Nine months ended,		Q3 2009 YTD vs. Q3 2008 YTD
	August 2, 2009	July 27, 2008	Amount	%
(in millions)	(39 weeks)	(39 weeks)
Revenue
Staffing services revenue	$1,315.5	$1,719.2	$(403.7)	-23%
Other revenue	183.2	266.8	(83.6)	-31%

Net revenue	1,498.7	1,986.0	(487.3)	-25%
Direct cost of staffing services revenue	1,116.9	1,488.1	(371.2)	-25%
Cost of other revenue	173.2	268.3	(95.1)	-35%
Selling, administrative and other operating costs	218.9	254.5	(35.6)	-14%
Amortization of purchased intangible assets	1.1	8.2	(7.1)	-87%
Restructuring costs	9.6	1.5	8.1	>100%

Operating loss	(21.0)	(34.6)	13.6	-39%
Other income (expenses)	(4.4)	(4.2)	(0.2)	5%
Income tax benefit	(3.1)	(6.3)	3.2	-51%
Income from discontinued operations, net of taxes	-	5.2	(5.2)	-100%

Net loss	$(22.3)	$(27.3)	$5.0	-18%

Net Revenues: In the first nine months of fiscal 2009, consolidated net revenues decreased by $487.3 million, or 25%, to $1,498.7 million, from the comparable period of fiscal 2008. The decrease resulted primarily from revenues decreases in Staffing Services of $403.7 million, Telecommunications Services of $68.4 million and Computer Systems of $16.1 million.

Direct Cost of Staffing Revenues: Direct cost of staffing revenues decreased $371.2 million, or 25%, to $1,116.9 million for the first nine months of fiscal 2009 from the comparable period of fiscal 2008. The decrease resulted from decreases in the staffing services segment. Direct cost of staffing revenues represented 84.9% of net staffing services revenues for the first nine months compared to 86.6% for the comparable period in 2008.

Cost of Other Revenue: Cost of revenues decreased by $95.1 million, or 35%, to $173.2 million, and was 94.5% of other revenues in the first nine months of fiscal 2009 as compared to 100.6% of other revenues in the comparable period of fiscal 2008. The decrease in the cost of revenues percentage was primarily due to certain charges taken in the first quarter of fiscal 2008 in the Telecommunications Services segment.

Selling, Administrative and Other Operating Costs: Selling and administrative costs decreased by $35.6 million, or 14%, in the first nine months of fiscal 2009 from the comparable period in fiscal 2008, and was 14.6% of revenues, as compared to 12.8% of revenues in the comparable period of fiscal 2008, primarily as a result of a reduction in revenue related variable costs and initial partial year cost savings from the restructuring initiaive.

Amortization of Purchased Intangible Assets: Amortization of purchased intangible assets decreased $7.1 million, or 87%, to $1.1 million in the first nine months of fiscal 2009 from $8.2 million in the comparable period in fiscal 2008. Purchased intangible assets consist primarily of customer relationships and technology. This decrease in amortization expense was attributable to certain purchased intangibles being impaired during fiscal year 2008, which resulted in lower amounts of amortization expense recognized in fiscal 2009 as compared to fiscal 2008.

Restructuring Costs: Restructuring costs increased approximately $8.1 million in the first nine months of fiscal 2009 from the comparable period in fiscal 2008. In fiscal 2009, the Staffing Services and Computer Systems segments implemented a series of cost reduction initiatives, including the closing of offices and staff reductions to improve operating efficiencies.

Operating Loss: The Company reported an operating loss of $21.0 million in the first nine months of fiscal 2009, as compared to an operating loss of $34.6 million in the comparable period of fiscal 2008. The decrease in operating loss was primarily attributable to the Telecommunications Services segment which had a $16.7 million improvement year-over-year.

Other Income (Expenses): Other expenses increased by $0.2 million, or 5%, in the first nine months of fiscal 2009 from the comparable period in fiscal 2008 due to an amended securitization program which resulted in a reduction in securitization fees and an increase in interest expense.

Discontinued Operation: Discontinued operations totaled $5.2 million (net of income taxes of $3.5 million) in the nine months of fiscal 2008.

Net Loss: The net loss in the nine months of fiscal 2009 was $22.3 million compared to a net loss of $27.3 million in the comparable period of fiscal 2008.

Consolidated Results of Operations and Financial Highlights (Q3 2009 vs. Q3 2008)

	Three months ended,		Q3 2009 vs. Q3 2008
	August 2, 2009	July 27, 2008	Amount	%
(in millions)	(13 weeks)	(13 weeks)
Revenue
Staffing services revenue	$403.8	$570.5	$(166.7)	-29%
Other revenue	61.0	77.2	(16.2)	-21%

Net revenue	464.8	647.7	(182.9)	-28%
Direct cost of staffing services revenue	339.2	485.8	(146.6)	-30%
Cost of other revenue	57.1	81.5	(24.4)	-30%
Selling, administrative and other operating costs	64.9	85.5	(20.6)	-24%
Amortization of purchased intangible assets	0.4	2.8	(2.4)	-86%
Restructuring costs	2.4	-	2.4	0%

Operating income (loss)	0.8	(7.9)	8.7	<-100%
Other income (expenses)	(3.7)	(2.2)	(1.5)	68%
Income tax provision (benefit)	(0.1)	0.7	(0.8)	<-100%
Income from discontinued operations, net of taxes	-	2.7	(2.7)	-100%

Net loss	$(2.8)	$(8.1)	$5.3	-65%

Net Revenues: In the third quarter of fiscal 2009, consolidated net revenues decreased by $182.9 million, or 28%, to $464.8 million, from the comparable quarter of fiscal 2008. The decrease in net revenue resulted primarily from decreases in Staffing Services of $166.7 million, and Telecommunications Services of $16.3 million.

Direct Cost of Staffing Services Revenue: Direct costs of staffing services revenue decreased $146.6 million for the third quarter of fiscal 2009 compared with the comparable period of fiscal 2008 attributable solely to the decrease in the staffing services segment. Direct costs of staffing service revenue was 84.0% of staffing services revenues for the third quarter of fiscal 2009 compared to 85.2% of net revenues for the comparable prior period.

Cost of Revenues: Cost of revenues decreased by $24.4 million, or 30%, to $57.1 million, and was 93.6% of other revenues in the third quarter of fiscal 2009 as compared to 105.6% the comparable quarter of fiscal 2008.

Selling, Administrative and Other Operating Costs: Selling and administrative costs decreased by $20.6 million, or 24%, in the third quarter of fiscal 2009 over the comparable period in fiscal 2008, and were 14.0% of revenues, as compared to 13.2% in the comparable 2008 period, primarily as a result of a reduction in revenue related variable costs and initial partial year cost savings from the restructuring initiative.

Amortization of Purchased Intangible Assets: Amortization of purchased intangible assets decreased $2.4 million, or 86%, to $0.4 million in fiscal 2009 from $2.8 in fiscal 2008. Purchased intangible assets consist primarily of customer relationships and technology. This decrease in amortization expense was attributable to certain purchased intangibles being impaired during fiscal 2008, which resulted in lower amounts of amortization expense recognized in fiscal 2009 as compared to fiscal 2008.

Restructuring Charges: In the third quarter of fiscal 2009 the company-wide cost cutting initiatives and consolidation in Staffing Services segment resulted in restructuring charges in the current quarter of $2.4 million.

Operating Loss: The Company reported an operating income of $0.8 million in the third quarter of fiscal 2009, as compared to an operating loss of $7.9 million in the comparable period of fiscal 2008. This decrease in operating loss was due to the segments reporting an operating loss of $5.1 million compared to an operating loss of $5.9 million. The decrease in segment operating results was attributable to the decrease of $4.7 million the Computer Systems segment and an increase of $3.8 million in the Telecommunications Services segment, partially offset by decreases of $7.2 million in the Staffing Services segment and $0.6 million in the Other segment.

Other Income (Expenses): Other expense increased by $1.5 million, or 68%, in the third quarter of fiscal 2009 from the comparable period in fiscal 2008 due to an amended securitization program which resulted in a reduction in securitization fees and an increase in interest expense.

Net Loss: The Company reported a net loss in the third quarter of fiscal 2009 of $2.8 million compared to a net loss of $8.1 million in the comparable quarter of fiscal 2008.

Results of Operations by Segment (Q3 2009 YTD vs. Q3 2008 YTD)

	Nine months ended August 2, 2009					Nine months ended July 27, 2008
(in millions)	Total	Staffing Services	Computer Systems	Tele- Communi cations	Other	Total	Staffing Services	Computer Systems	Tele- Communi cations	Other

Net Revenue	$1,498.7	1,315.5	66.0	64.2	53.0	$1,986.0	1,719.2	82.1	132.6	52.1
Expenses
Direct cost of staffing services revenue	1,116.9	1,116.9	-	-	-	1,488.1	1,488.1	-	-	-
Cost of other revenue	173.2	-	65.8	64.7	42.7	268.3	-	75.7	149.2	43.4
Selling, administrative and other operating costs	212.3	184.0	18.2	2.5	7.6	248.4	224.3	14.8	3.0	6.2
Amortization of purchased intangible assets	1.1	0.1	0.6	-	0.4	8.2	0.1	8.1	-	-
Restructuring costs	9.6	7.5	2.1	-	-	1.5	-	1.5	-	-

Segment operating income (loss)	(14.4)	7.1	(20.8)	(3.0)	2.3	(28.4)	6.7	(18.1)	(19.7)	2.7
Corporate general and administrative	6.6					6.1

Operating loss	$(21.0)					$(34.6)

Staffing Services: The Staffing Services segment’s net revenues for the first nine months and third quarter of fiscal 2009 decreased by $403.7 million and $166.7 million, respectively, from the comparable fiscal periods of 2008. The operating income for these nine and three month periods increased by $0.4 million and decreased by $0.5 million, respectively, from the comparable fiscal 2008 periods. The increase in operating results in the first nine months and third quarter of fiscal 2009 from the comparable fiscal 2008 periods was primarily due to a reduction in cost of staffing services in excess of the reduction in volume.

Telecommunications Services: The Telecommunications Services segment’s revenues decreased by $68.4 million and $16.3 million, respectively, from the first nine months and third quarter of fiscal 2008; however, the operating results improved by $16.7 million from the nine month period and $3.8 million from the three-month period. The improved operating results for the nine-month period of fiscal 2009 were due to the absence of a $19.3 million reserve taken in the first quarter of fiscal 2008 for certain costs included in inventory related to work performed and for additional costs expected to be incurred to complete work under an installation contract.

Computer Systems: The Computer Systems segment’s revenues decreased by $16.1 million and increased by $1.2 million respectively, from the first nine months and third quarter of fiscal 2008, while its operating loss increased by $2.7 million and decreased by $4.7 million, respectively, in these nine and three month periods of fiscal 2009. The decrease in operating results in the nine month period of fiscal 2009 was primarily due to the revenues decreases, along with a restructuring charge of $2.1 million. The increase in operating results in the three-month period of fiscal 2009 was primarily due to a $1.2 million revenue increase, along with a $3.8 million reduction in costs of other revenue.

Other: The Other segment’s revenues increased $0.9 and decreased by $1.1 million from these nine and three month periods of fiscal 2008, respectively. Its operating income decreased $0.4 million and $0.1 million in the nine and three-month periods of fiscal 2009, respectively.

Consolidated Results of Operations and Financial Highlights (Q2 2009 YTD vs. Q2 2008 YTD)

	Six months ended,		Q2 2009 YTD vs. Q2 2008 YTD
	May 3, 2009	April 27, 2008	Amount	%
(in millions)	(26 weeks )	(26 weeks )
Revenue
Staffing services revenue	$911.6	$1,148.7	$(237.1)	-21%
Other revenue	122.3	189.6	(67.3)	-35%

Net revenue	1,033.9	1,338.3	(304.4)	-23%
Direct cost of staffing services revenue	777.7	1,002.3	(224.6)	-22%
Cost of other revenue	116.1	186.7	(70.6)	-38%
Selling, administrative and other operating costs	154.1	168.9	(14.8)	-9%
Amortization of purchased intangible assets	0.7	5.4	(4.7)	-87%
Restructuring costs	7.1	1.5	5.6	>100%

Operating loss	(21.8)	(26.6)	4.8	-18%
Other income (expenses)	(0.7)	(2.1)	1.4	-67%
Income tax benefit	(3.0)	(7.0)	4.0	-57%
Income from discontinued operations, net of taxes	-	2.5	(2.5)	-100%

Net loss	$(19.5)	$(19.2)	$(0.3)	2%

Net Revenues: In the first six months of fiscal 2009, consolidated net revenues decreased by $304.4 million, or 23%, to approximately $1,033.9 million, from the comparable period of fiscal 2008. The decrease in the six months’ net revenues resulted primarily from decreases in Staffing Services of $237.1 million, Telecommunications Services of $52.1 million and Computer Systems of $17.3 million.

Direct Costs of Staffing Services Revenues: Direct costs of staffing services revenue for the first six months of fiscal 2009 decreased by $224.6 million, or 22%, from the prior comparable period attributable solely to the decrease in the staffing services segment, as explained below. Direct costs of staffing services revenue comprised 85.3% and 87.3% of staffing services revenues for the six months of fiscal 2009 and 2008, respectively.

Cost of Other Revenue: Cost of other revenue decreased by $70.6 million, or 38%, to $116.1 million, and was 94.9% of other revenues, in the first six months of fiscal 2009 as compared to 98.5% of other revenues in the comparable period of fiscal 2008. The decrease in the cost of revenues percentage was primarily due to certain charges taken in the first quarter of fiscal 2008 in the Telecommunications Services segment.

Selling, Administrative and Other Operating Costs: Selling and administrative costs decreased by $14.8 million, or 9%, in the first six months of fiscal 2009 from the comparable period in fiscal 2008, and was 14.9% of revenues, as compared to 12.6% of revenues in the comparable period of fiscal 2008 primarily as a result of a reduction in revenue related variable costs and initial partial year cost savings from the restructuring initiative.

Amortization of Purchased Intangible Assets: Amortization of purchased intangible assets decreased $4.7 million, or 87%, to $0.7 million in the first six months of fiscal 2009 from $5.4 million in the comparable period in fiscal 2008. Purchased intangible assets consist primarily of customer relationships and technology. This decrease in amortization expense was attributable to certain purchased intangibles being impaired during fiscal 2008, which resulted in lower amounts of amortization expense recognized in fiscal 2009 as compared to fiscal 2008.

Restructuring Charges: In the first six months of fiscal 2009, the company-wide cost cutting initiatives and consolidation in Staffing Services segment resulted in restructuring charges of $7.1 million.

Operating Loss: The Company reported an operating loss of $21.8 million in the first six months of fiscal 2009, as compared to $26.6 million in the comparable period of fiscal 2008. This decrease in operating loss was due to the segments reporting an operating loss of $17.1 million compared to an operating loss of $22.5 million in the six months of 2009 and 2008, respectively. The decrease in segment operating losses was attributable to improved operating results at the Telecommunications Services segment of $12.8 million, partially offset by an increase in the operating loss at the Computer Systems segment of $7.5 million.

Other Income (Expenses): Other expenses decreased $1.4 million, or 67%, to $0.7 million for the first six month period in fiscal 2009 compared to fiscal 2008.

Income Tax Benefit: Income tax benefit decreased by $4.0 million to a benefit of $3.0 million for the first six months of fiscal 2009, from a benefit of $7.0 million in the same period in fiscal 2008.

Net Loss: The net loss increased $0.3 million, or 2%, to $19.5 million compared to the comparable period of fiscal 2008.

Consolidated Results of Operations and Financial Highlights (Q2 2009 vs. Q2 2008)

	Three months ended,		Q2 2009 vs. Q2 2008
	May 3, 2009	April 27, 2008	Amount	%
(in millions)	(13 weeks)	(13 weeks)
Revenue
Staffing services revenue	$426.8	$584.3	$(157.5)	-27%
Other revenue	57.1	89.8	(32.7)	-36%

Net revenue	483.9	674.1	(190.2)	-28%
Direct cost of staffing services revenue	363.2	507.3	(144.1)	-28%
Cost of other revenue	54.2	86.1	(31.9)	-37%
Selling, administrative and other operating costs	74.2	87.4	(13.2)	-15%
Amortization of purchased intangible assets	0.4	2.7	(2.3)	-85%
Restructuring costs	4.3	-	4.3	100%

Operating loss	(12.4)	(9.4)	(3.0)	32%
Other income (expenses)	(2.2)	(0.9)	(1.3)	>100%
Income tax provision (benefit)	(2.0)	1.1	(3.1)	<-100%
Income from discontinued operations, net of taxes	-	2.1	(2.1)	-100%

Net loss	$(12.6)	$(9.3)	$ (3.3)	35%

Net Revenues: In the second quarter of fiscal 2009, consolidated net revenues decreased by $190.2 million, or 28%, to $483.9 million, from the comparable quarter of fiscal 2008. The decrease in second quarter’s net revenues resulted primarily from decreases in Staffing Services of $157.5 million, Telecommunications Services of $29.3 million and Computer Systems of $3.2 million.

Direct Costs of Staffing Services Revenues: Direct costs of staffing services revenues decreased $144.1 million, or 28%, from the second quarter of fiscal 2008 attributable solely to the staffing services segment as described below. Direct costs of staffing services revenues represented 85.1% of staffing services revenues for the three month period in 2009 and 86.8% for the same period in 2008.

Cost of Other Revenue: Cost of other revenue decreased by $31.9 million, or 37%, to $54.2 million, and represented 94.9% of other revenues in the second quarter of fiscal 2009 as compared to 95.9% in the second quarter of fiscal 2008.

Selling, Administrative and Other Operating Costs: Selling and administrative costs decreased by $13.2 million, or 15%, in the second quarter of fiscal 2009 over the comparable period in fiscal 2008, and were 15.3% of revenues, as compared to 13.0% in the comparable prior 2008 period.

Restructuring Charges: In the second quarter of fiscal 2009 the company-wide cost cutting initiatives and consolidation in Staffing Services segment resulted in restructuring charges in the current quarter of $4.3 million.

Amortization of Purchased Intangible Assets: Amortization of purchased intangible assets decreased $2.3 million, or 85%, to $0.4 million in the second quarter of fiscal 2009 from $2.7 million in the comparable period in fiscal 2008. Purchased intangible assets consist primarily of customer relationships and technology. This decrease in amortization expense was attributable to certain purchased intangibles being impaired during fiscal 2008, which resulted in lower amounts of amortization expense recognized in fiscal 2009 as compared to fiscal 2008.

Operating Loss: The Company reported an operating loss of $12.4 million in the second quarter of fiscal 2009, as compared to an operating loss of $9.4 million in the comparable period of fiscal 2008. The increase in operating loss was attributable to the decreases in operating results of $2.9 million in the Staffing Services segment, $0.1 million in Computer Systems and $0.9 million in Telecommunications Services, partially offset by an increase of $0.2 million in Printing and Other. These segment results were partially offset by a decrease of $0.6 million or 8% in general corporate expenses.

Other Income (Expenses): Other expense decreased by $1.3 million, or 144%, in the current three months from the comparable period in fiscal 2008 due to an amended securitization program which resulted in a reduction in securitization fees and an increase in interest expense.

Income Tax Provision/Benefit: The Company’s effective tax benefit rate on its financial reporting pre-tax loss was 13.7% in the second quarter of fiscal 2009 compared to an effective tax provision rate of 10.7% on its financial reporting pre-tax income in the comparable period in fiscal 2008. The Company’s 2008 effective tax provision was primarily impacted by discontinued operations, foreign operations and the adoption of FIN 48.

Results of Operations by Segment (Q2 2009 YTD vs. Q2 2008 YTD)

	Six months ended May 3, 2009					Six months ended April 27, 2008
(in millions)	Total	Staffing Services	Computer Systems	Tele- Communi cations	Other	Total	Staffing Services	Computer Systems	Tele- Communi cations	Other
Net Revenue	$1,033.9	911.6	40.8	44.0	37.5	$1,338.3	1,148.7	58.1	96.1	35.4
Expenses
Direct cost of staffing services revenue	777.7	777.7	-	-	-	1,002.3	1,002.3	-	-	-
Cost of other revenue	116.1	-	44.1	42.7	29.3	186.7	-	50.1	107.3	29.3
Selling, administrative and other operating costs	149.4	130.1	11.8	1.7	5.8	164.9	148.9	9.8	2.0	4.2
Amortization of purchased intangible assets	0.7	0.1	0.4	-	0.2	5.4	0.1	5.3	-	-
Restructuring costs	7.1	6.4	0.7	-	-	1.5	-	1.5	-	-

Segment operating income (loss)	(17.1)	(2.7)	(16.2)	(0.4)	2.2	(22.5)	(2.6)	(8.7)	(13.2)	2.0
Corporate general and administrative	4.7					4.1

Operating loss	$(21.8)					$(26.6)

Staffing Services: The Staffing Services segment’s net revenues for the first six months and second quarter of fiscal 2009 decreased by $237.1 million and $157.5 million, respectively, from the comparable fiscal periods of 2008. The operating loss for these six and three month periods increased by $0.1 million and $1.9 million, respectively, from the comparable fiscal 2008 periods. The increase in operating results in the first six months from the comparable fiscal 2008 period was primarily due to reductions in direct cost of staffing services revenue in the first fiscal quarter in 2009.

Telecommunications Services: The Telecommunications Services segment’s revenues decreased by $52.1 million and $29.3 million from the respective six and three month periods of fiscal 2008; however, the operating results improved by $12.8 million from the first six months of fiscal 2008 and decreased $1.0 million from the second quarter of fiscal 2008. The improved operating results for the first six months of fiscal 2009 were due to the absence of a $19.3 million reserve taken in the first quarter of fiscal 2008 for certain costs included in inventory related to work performed and for additional costs expected to be incurred to complete work under an installation contract. The decreased operating results for the current quarter were primarily due to the decrease in revenues.

Computer Systems: The Computer Systems segment’s revenues decreased by $17.3 million and $3.2 million, respectively, from the first six months and second quarter of fiscal 2008, while its operating loss increased by $7.5 million in the first six months of fiscal 2009 and remained constant in the second quarter of fiscal 2009. The decrease in operating results in the first six months of fiscal 2009 was primarily due to the revenues decreases.

Other: The Other segment’s revenues increased by $2.1 million from the first six months of fiscal 2008 and remained constant for the second quarter of 2009 compared to 2008, and its operating profit increased by $0.2 million and $0.3 million in these six and three month periods of fiscal 2009, respectively.

Consolidated Results of Operations and Financial Highlights (Q1 2009 YTD vs. Q1 2008 YTD)

	Three months ended,		Q1 2009 vs. Q1 2008
	February 1, 2009	January 27, 2008	Amount	%
(in millions)	(13 weeks)	(13 weeks)
Revenue
Staffing services revenue	$484.9	$564.3	$(79.4)	-14%
Other revenue	65.0	100.0	(35.0)	-35%

Net revenue	549.9	664.3	(114.4)	-17%
Direct cost of staffing services revenue	414.5	495.1	(80.6)	-16%
Cost of other revenue	61.9	100.6	(38.7)	-38%
Selling, administrative and other operating costs	79.7	81.6	(1.9)	-2%
Amortization of purchased intangible assets	0.4	2.7	(2.3)	-85%
Restructuring costs	2.8	1.5	1.3	87%

Operating loss	(9.4)	(17.2)	7.8	-45%
Other income (expenses)	1.6	(1.2)	2.8	<-100%
Income tax benefit	(0.9)	(8.1)	7.2	-89%
Income from discontinued operations, net of taxes	-	0.4	(0.4)	-100%

Net loss	$(6.9)	$(9.9)	$3.0	-30%

Net Revenues: In the first three months of fiscal 2009, consolidated net revenues decreased by $114.4 million, or 17%, to approximately $549.9 million, from the comparable period of fiscal 2008. The decrease resulted from decreases in Staffing Services of $79.4 million, Telecommunications Services of $22.8 million and Computer Systems of $14.1 million, partially offset by an increase in Other of $1.9 million.

Direct Costs of Staffing Services Revenue: Direct costs of staffing services revenue decreased $80.6 million, or 16%, compared to the first three months of fiscal 2008. The decrease was attributable solely to the staffing services segment, as described below. Direct costs of staffing services revenue were 85.4% and 87.7% of staffing services revenues for three months ended 2009 and 2008, respectively.

Cost of Other Revenue: Cost of other revenue decreased by $38.7 million, or 38%, to $61.9 million, and was 95.2% of other revenues, in the first three months of fiscal 2009 as compared to 100.6% of other revenues in the comparable period of fiscal 2008. The decrease in the cost of revenues percentage was primarily due to the $19.3 million loss reserve established in the first quarter of fiscal 2008 in the Telecommunication Services segment.

Selling, Administrative and Other Operating Costs: Selling and administrative costs decreased by $1.9 million, or 2%, in the first three months of fiscal 2009 from the comparable period in fiscal 2008, and was 14.5% of revenues, as compared to 13.2% of revenues in the comparable period of fiscal 2008. The increase as a percentage of revenues was due to the 17% reduction in revenues with no comparable reduction in costs.

Amortization of Purchased Intangible Assets: Amortization of purchased intangible assets decreased $2.3 million, or 85%, to $0.4 million in the first quarter of fiscal 2009 from $2.7 million in the comparable period in fiscal 2008. Purchased intangible assets consist primarily of customer relationships and technology. This decrease in amortization expense was attributable to certain purchased intangibles being impaired during fiscal 2008, which resulted in lower amounts of amortization expense recognized in fiscal 2009 as compared to fiscal 2008.

Restructuring Charges: Restructuring costs increased $1.3 million or 87% in fiscal 2009 due to company-wide cost cutting initiatives.

Operating Loss: The Company reported an operating loss of $9.4 million in the first three months of fiscal 2009, as compared to $17.2 million in the comparable period of fiscal 2008 due to a decrease in segment operating losses of $8.0 million, partially offset by an increase of $0.2 million in general corporate expenses. The decrease in segment operating losses was attributable to the decreased operating losses of the Telecommunications Services segment of $13.7 million and in the Staffing Services segment of $10.3 million, partially offset by decrease in the Computer Systems segment of $7.4 million.

Other Income (Expenses): Other expense decreased by $2.8 million, or greater than 100%, in the first three months of fiscal 2009 from the comparable period in fiscal 2008 due to an amended securitization program which resulted in a reduction in securitization fees and an increase in interest expense.

Income Tax Provision/Benefit: Income tax benefit decreased by $7.2 million from an income tax benefit of $8.1 million in the first three months of fiscal 2008 to income tax benefit of $0.9 million in the first three months of fiscal 2009. The primary reason for the fluctuation is pre-tax income and the impact of various permanent items.

Discontinued Operations: Discontinued operations totaled $0.4 million (net of income taxes of $0.3 million) in the three months of fiscal 2008.

Results of Operations by Segment (Q1 2009 YTD vs. Q1 2008 YTD)

	Three months ended February 1, 2009					Three months ended January 27, 2008
(in millions)	Total	Staffing Services	Computer Systems	Tele- Communi cations	Other	Total	Staffing Services	Computer Systems	Tele- Communi cations	Other
Net Revenue	$549.9	484.9	20.4	24.1	20.5	$664.3	564.3	34.5	46.9	18.6
Expenses
Direct cost of staffing services revenue	414.5	414.5	-	-	-	495.1	495.1	-	-	-
Cost of other revenue	61.9	-	22.2	23.5	16.2	100.6	-	25.5	59.9	15.2
Selling, administrative and other operating costs	77.8	68.3	5.7	0.9	2.9	79.9	71.2	5.8	0.9	2.0
Amortization of purchased intangible assets	0.4	-	0.2	-	0.2	2.7	-	2.7	-	-
Restructuring costs	2.8	2.1	0.7	-	-	1.5	-	1.5	-	-

Segment operating income (loss)	(7.5)	(0.2)	(8.3)	(0.2)	1.2	(15.5)	(1.9)	(0.9)	(13.9)	1.2
Corporate general and administrative	1.9					1.7

Operating loss	$(9.4)					$(17.2)

Staffing Services: The Staffing Services segment’s net revenues for the first three months of fiscal 2009 decreased by $79.4 million, or 14%, from the comparable fiscal quarter of 2008. The operating loss for this three month period decreased by $1.7 million from the comparable fiscal 2008 period. The increase in operating results in the first quarter of fiscal 2009 from the comparable fiscal 2008 quarter was primarily due to an increase in gross margin percentage.

Telecommunications Services: The Telecommunications Services segment’s revenues decreased by $22.8 million from the first three months of fiscal 2008; however, the operating results improved by $13.7 million. The improved operating results for first three months of fiscal 2009 were due to the absence of a $19.3 million reserve taken in the first quarter of fiscal 2008 for certain costs included in inventory related to work performed and for additional costs expected to be incurred to complete work under an installation contract.

Computer Systems: The Computer Systems segment’s revenues decreased by $14.1 million from the three-month period of fiscal 2009, while its operating loss increased by $7.4 million in this three month period in fiscal 2009. The decrease in operating results in this three month period of fiscal 2009 was primarily due to weaker demand.

Other: On September 5, 2008, the Company sold the net assets of its directory systems and services and North American telephone directory publishing operations to Yellow Page Group (“YPG”). The net purchase price of $179.3 million was paid in cash at closing. The transaction included the operations of Volt Directory Systems and DataNational, formerly part of the Telephone Directory segment, but excluded the Uruguayan printing and telephone directory operations, which now comprise this new segment. The results of operations of Volt Directory Systems and DataNational have been classified as discontinued and the prior period results have been reclassified. The Other segment’s revenues increased by $1.9 million from the first three months of fiscal 2008, and its operating profit remained flat in this three month period in fiscal 2009 due to an increase in the gross margin percentage.

Liquidity and Capital Resources

Cash Flows and Liquidity

At October 31, 2010, we had cash and cash equivalents and short-term investments of $56.3 million. Our primary sources of liquidity are proceeds from short-term borrowing and credit facilities. Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	For the years ended,
(in thousands)	October 31, 2010	November 1, 2009	November 2, 2008 (as restated)
Net cash (used in) provided by operating activities	$(23,366)	$48,459	$(72,029)
Net cash used in investing activities	(12,375)	(16,322)	(26,972)
Net cash (used in) provided by financing activities	(32,401)	(34,799)	4,236
Cash flows from discontinued operations	-	-	179,605
Effect of exchange rates on cash and cash equivalents	461	498	(4,254)

Net (decrease) increase in cash and cash equivalents	$ (67,681)	$ (2,164)	$80,586

During fiscal 2012, the Company disbursed approximately $37 million in connection with the restatement and related investigations and used approximately $4 million in all other operating activities, used approximately $5 million for capital expenditures net of $7 million received from the sale of property and equipment, and disbursed approximately $2 million for the acquisition of an additional 10% interest in a foreign subsidiary. Borrowings under the accounts receivable securitization program increased by approximately $30 million during fiscal 2012 and borrowings under all other credit facilities increased approximately $2 million. The Company transferred approximately $1 million during fiscal 2012 to restricted cash as collateral for foreign currency borrowings and banking facilities.

On October 28, 2012, the Company had cash and cash equivalents of approximately $27 million and an additional approximately $36 million of cash restricted as collateral for foreign currency credit lines and banking facilities. The Company also had approximately $30 million available from its short-term financing program. Excluding approximately $9 million of non-current debt, the Company’s consolidated borrowings were approximately $146 million at October 28, 2012, which included approximately $25 million of foreign currency borrowings used to hedge net investments in foreign subsidiaries that are fully collateralized by restricted cash, and approximately $120 million drawn under the $150 million short-term financing program. The Company believes that it has sufficient liquidity to meet its business requirements at current and projected business growth rates.

Fiscal Year Ended October 31, 2010 Compared to the Fiscal Year Ended November 1, 2009

Cash Flows - Operating Activities

For the year ended October 31, 2010, we used net cash flows in operating activities of $23.4 million, compared to cash provided of $48.5 million for fiscal 2009, an increase in net cash used of $71.9 million. The cash used in operations is primarily a result of changes in working capital and the expenses incurred as part of the restatement and investigation process.

The cash used by operating activities in fiscal 2010, exclusive of changes in operating assets and liabilities, was $3.7 million; the 2010 net loss of $96.4 million included deferred income tax provision impact of $67.3 million, share-based compensation of $1.0 million and an increase in the accounts receivable provision of $0.9 million. The cash provided by operating activities in fiscal 2009, exclusive of changes in operating assets and liabilities, was $12.1 million; the 2009 net loss of $26.2 million included non-cash charges primarily for depreciation and amortization of $27.6 million and an increase in the accounts receivable provision of $5.7 million.

Changes in operating assets and liabilities in fiscal 2010 resulted in a $19.7 million use of cash, net, principally due to an increase in the level of accounts receivable of $36.9 million as well as an increase in accounts payable of $15.9 million. These uses of cash were partially offset by a decrease in prepaid insurance and other current assets of $16.6 million, an increase in accrued expense of $11.1, as well as an increase in deferred revenue of $5.9 million. Changes in operating assets and liabilities in fiscal 2009 provided $36.3 million of cash, net, principally due to a decrease in accounts receivable of $116.5 million, a decrease in prepaid insurance and other current assets of $16.9 million and an increase in deferred revenue of $24.5 million, partially offset by decreases in income taxes payable of $66.6 million, accounts payable of $42.0 million and accrued expenses of $20.0 million.

Cash Flows - Investing Activities

Cash used in investing activities in fiscal 2010 was $12.4 million, principally due to the purchases of property, equipment and software totaling $13.2 million partially offset by the proceeds from disposals of $0.8 million. Cash used in investing activities in fiscal 2009 was $16.3 million, principally due to the purchases of property, plant and equipment totaling $20.5 million, partially offset by the proceeds from disposals of $4.4 million.

Cash Flows - Financing Activities

For the year ended October 31, 2010, net cash used in financing activities was $32.4 million, compared to $34.8 million for fiscal 2009, a decrease in net cash used of $2.4 million. In 2010, repayments of short-term borrowings totaled $1.3 million compared to $33.9 million in fiscal 2009, primarily resulting from the termination and final payment of the Delta Credit Facility (as defined below). We also increased our collateral pledged for the lines of credit by $30.4 million in fiscal 2010.

Fiscal Year Ended November 1, 2009 Compared to the Fiscal Year Ended November 2, 2008

Cash Flows - Operating Activities

For the fiscal year ended November 1, 2009, net cash provided by operating activities was $48.5 million, compared to net cash used of $72.0 million for fiscal 2008, an increase in net cash provided of $120.5 million. This is primarily a result of a decrease in the Company’s accounts receivable balance year over year offset by decreases in accounts payable and income taxes payable.

The cash provided by operating activities in fiscal 2009, exclusive of changes in operating assets and liabilities, was $12.1 million; the 2009 net loss of $26.2 million included non-cash charges primarily for depreciation and amortization of $27.6 million and an increase in the accounts receivable provision of $5.7 million. The cash provided by operating activities in fiscal 2008, exclusive of changes in operating assets and liabilities, was $39.0 million, with the 2008 net loss from continuing operations of $111.0 million as well as an increase in deferred taxes of $29.0 million offset by non-cash charges primarily for depreciation and amortization of $40.9 million, an impairment charge of $135.2 million and an increase in the accounts receivable provision of $4.3 million.

Changes in operating assets and liabilities in fiscal 2009 provided $36.3 million of cash, net, principally due to a decrease in accounts receivable of $116.5 million, a decrease in prepaid insurance and other current assets of $16.9 million and an increase in deferred revenue of $24.5 million, partially offset by decreases in income taxes payable of $66.6 million, accounts payable of $42.0 million and accrued expenses of $20.0 million. Changes in operating assets and liabilities in fiscal 2008 were a use of $111.0 million of cash, net, principally due to a reduction in the expired securitization program of $120.0 million.

Cash Flows - Investing Activities

Cash used in investing activities in fiscal 2009 was $16.3 million, principally due to the purchases of property, equipment and software totaling $20.5 million, partially offset by the proceeds from disposals of $4.4 million. Cash used in investing activities in fiscal 2008 was $27.0 million, principally due to the purchases of property, plant and equipment totaling $25.5 million and cash used to fund acquisition activity of $1.1 million.

Cash Flows - Financing Activities

The cash used in financing activities in fiscal 2009 of $34.8 million, primarily resulted from a net decrease in bank loans of $33.9 million primarily due to the termination and final payment of the Delta Credit Facility. The cash provided by financing activities in fiscal 2008 of $4.2 million primarily resulted from $23.4 million of net increase in short-term borrowings. This increase was partially offset by $18.8 million of cash outflows in connection with the purchase of treasury shares in 2008.

Cash Flows - Discontinued Operations

The cash provided by discontinued operations in fiscal 2008 of $179.6 million primarily resulted from $172.6 million in net proceeds received from the sale of the net assets of the directory systems and services and North American publishing operations and $7.0 million provided by operating activities of the discontinued operations.

Credit Markets and Availability of Credit

At October 31, 2010, we had short-term credit facilities with various banks and financial conduits which provided for borrowings and issuance of letters of credit of up to an aggregate of $203.4 million, including the Company’s $150.0 million five-year accounts receivable securitization program (“Short-Term Financing Program”) and the $42.0 million five-year revolving credit agreement (“Short-Term Credit Facility”). Borrowings under the Short-Term Credit Facility require full cash collateralization as discussed in the notes to our Consolidated Financial Statements.

As of October 31, 2010, the Company had total outstanding short-term borrowings of $72.4 million and was required to maintain $30.4 million in cash collateral for those outstanding short-term borrowings. At October 31, 2010, the available borrowings under the short-term borrowing facilities included $100.0 million under the Short-Term Financing Program and $21.0 million under the Short-Term Credit Facility.

Subsequent to October 31, 2010, the Company has entered into various amendments to its Short-Term Financing Program and Short-Term Credit Facility. These amendments to the Short-Term Financing Program extended the time for delivery of the Company’s audited financial statements for the fiscal years ended November 1, 2009 and October 31, 2010 to no later than April 30, 2013, the fiscal year 2011 audited financial statements to no later than May 31, 2013 and the fiscal year 2012 audited financial statements to no later than September 30, 2013. The current liquidity agreement between the administrator and the third party lenders expires on April 30, 2013 and in accordance with the terms in the agreement the Company can request an extension to the liquidity agreement.

On January 25, 2013, the Short-Term Credit Facility was amended primarily to extend the expiration date to March 31, 2015, increase the borrowing amount available to $45 million, remove the financial ratio covenants, increase the amount that may be used for letters of credit to $25 million, and require that minimum liquidity of $15 million in restricted cash or Short-Term Credit Facility borrowing availability. The amendment also removed certain limitations previously placed on incurring additional indebtedness, the level of annual capital expenditures, the amount of investments, including business acquisitions and mergers, and the amount of loans that may be made by the Company to its subsidiaries.

As of January 27, 2013, the amounts outstanding under the Short-Term Financing Program and Short-Term Credit Facility were $110.0 million and $21.9 million, respectively.

Amended Securitization Program

In June 2008, we modified our previous Short-Term Financing Program to obtain secured loans under a multi-buyer agreement. Under this program we sell receivables related to our staffing services business to a wholly owned bankruptcy-remote subsidiary of the Company, Volt Funding Corp (“Volt Funding”). Volt Funding then enters into financing agreements, secured by these receivables, with certain third party lenders. We retain the servicing responsibility for the receivables, and the borrowings under the Short-Term Financing Program and related receivables remain on our consolidated balance sheet.

The Short-Term Financing Program is subject to termination under certain circumstances including the default rate on receivables, as defined, exceeding a specified threshold or the rate of collections on receivables failing to meet a specified threshold. At October 31, 2010, we were in compliance with these requirements, as amended to defer the timing of delivery of audited financial statements until April 30, 2013. This facility expires on April 30, 2014, subject to certain restrictions which can accelerate that timing; including the expiration of the liquidity arrangements between the administrator and the third party lenders. The current liquidity agreement expires on April 30, 2013 and in accordance with the terms in the agreement the Company can request, from time to time, an extension of the liquidity agreement.

To reduce credit related facility fees, we reduced the credit available under the facility from $200.0 million to $175.0 million in January 2009 and then further reduced it to $150.0 million in September 2009. At October 31, 2010, November 1, 2009 and November 2, 2008 we had borrowings of $50.0 million under the program and the pledged receivables, in an equal amount, are included as Trade Accounts Receivable, Net in the consolidated balance sheets. These borrowings bore a weighted average interest rate of 3.4%, 3.4% and 5.4% respectively per annum, which is inclusive of certain facility and program fees.

Prior to June 2008, our securitization program involved the transfer of receivables which were accounted for as sales and therefore the carrying value of receivables sold were removed from our consolidated balance sheet. At October 31, 2010 there are no outstanding receivables that were sold prior to the commencement of the modified Short-Term Financing Program in June 2008.

Credit Facilities

On February 28, 2008, we entered into a $42.0 million credit agreement to replace our then-expiring $40.0 million secured credit agreement with an unsecured credit facility of which up to $15.0 million may be used for letters of credit and up to $25.0 million for borrowing in alternative currencies. On May 11, 2010, the Short-Term Credit Facility was amended to require cash collateral covering 105% of certain baseline amounts covering both the Short-Term Credit Facility and other unrelated facilities provided by the lender banks and suspend the previously required financial ratios and covenants. On January 25, 2013, the Short-Term Credit Facility was further amended primarily to extend the expiration date to March 31, 2015, increase the borrowing amount available to $45 million, remove the financial ratio covenants, increase the amount that may be used for letters of credit to $25 million, and require that minimum liquidity of $15 million in restricted cash or Short-Term Credit Facility borrowing availability. The amendment also removed certain limitations previously placed on incurring additional indebtedness, the level of annual capital expenditures, the amount of investments, including business acquisitions and mergers, and the amount of loans that may be made by the Company to its subsidiaries. In connection with a sale in September 2008 of the net assets related to directory systems and services and North American publishing operations that exceeded these previous limitations, we obtained a waiver of compliance with certain covenants from the guarantors, lenders, and administrative agents of the plan.

The Short-Term Credit Facility is subject to a facility fee and borrowings bear various interest rate options that are available to us. The interest rates are calculated using a combination of base rate measures plus a margin over those rates. The base rates consist of LIBOR rates and prime rates and the margin over the base rate is based on our leverage at the time of borrowing. At October 31, 2010, November 2, 2009 and November 1, 2008 borrowings bore a weighted average interest rate of 3.5%, 3.0% and 5.9% respectively per annum, inclusive of the facility fee.

At October 31, 2010, November 1, 2009 and November 2, 2008, we had $18.0 million, $18.6 million and $8.3 million drawn on this Short-Term Credit Facility. At October 31, 2010 and November 1, 2009, we also had $3.0 million in letters of credit outstanding. There were no letters of credit outstanding at November 2, 2008.

In December 2006, Volt Delta entered into a secured credit facility which was terminated in August 2009 (the “Delta Credit Facility”). The Delta Credit Facility allowed for the issuance of revolving loans and letters of credit in the aggregate of $100.0 million. In February 2009, at our request, the available credit facility was reduced from $100.0 million to $75.0 million to reduce credit related facility fees. At November 2, 2008, $41.7 million was drawn on this facility which was fully repaid in 2009 prior to the termination of the agreement. The borrowings bore a weighted average interest rate of 5.6% per annum at November 2, 2008.

Off-Balance Sheet Arrangements

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2010, 2009, and 2008 that would have affected our liquidity or the availability of or requirements for capital resources.

Contractual Obligations and Other Contingent Commitments

The contractual obligations presented in the tables below represent our estimates of future payments under fixed contractual obligations and commitments undertaken in the normal course of business. Change in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these investments.

The following table summarizes our contractual cash obligations at October 31, 2010:

	Payments Due by Period
in thousands	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Loan agreement	$11,161	$652	$1,476	$1,738	$7,295
Interest on loan agreement	5,645	879	1,585	1,320	1,860
Securitization Program	50,000	50,000	-	-	-
Notes Payable to Banks	22,359	22,359	-	-	-

Total Debt (a)	83,520	73,011	1,476	1,738	7,295
Operating Leases	57,324	19,139	22,598	12,278	3,309

Total Contractual Cash Obligations	$140,844	$92,150	$24,074	$14,016	$10,604

(a)	Total debt excludes interest on loan agreement

The Company’s liability for uncertain tax positions of $8.5 million as of October 31, 2010 is not reflected in the above contractual obligations table as we are not able to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of audit outcomes.

The following table summarizes our contractual commitments as of October 31, 2010:

	Total Commitment Amount by Expiration Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby Letters of Credit	$3.0	$3.0	$0.0	$0.0	$0.0
Other	$4.8	$0.2	$2.0	$1.9	$0.7

Total Commercial Commitments	$7.8	$3.2	$2.0	$1.9	$0.7

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations are based upon our Consolidated Financial Statements, which are included in Item 8 of this report and have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments, assumptions and valuations that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Future reported results of operations could be impacted if our estimates, judgments, assumptions or valuations made in earlier periods prove to be different from what actually occurs. Management believes the critical accounting policies and areas that require the most significant estimates, judgments, assumptions or valuations used in the preparation of our financial statements are summarized below.

Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. The following revenue recognition policies define the manner in which we account for specific transaction types.

Staffing Services

Revenue is primarily derived from supplying contingent staff to our customers or providing other services on a time and material basis. Contingent staff primarily consist of temporary employees working under a contract for a fixed period of time or on a specific customer project. Revenue is also derived from permanent placement services, which is generally recognized after placements are made and when the fees are not contingent upon any future event.

Reimbursable costs, including those related to travel and out-of-pocket expenses, are also included in net revenue, and equivalent amounts of reimbursable costs are included in direct cost of staffing services revenue.

Under certain of our service arrangements, contingent staff are provided to customers through contracts involving other vendors or contractors. When we are the principal in the transaction and therefore the primary obligor for the contingent staff, we record the gross amount of the revenue and expense from the service arrangement. When we act only as an agent for the customer and are not the primary obligor for the contingent staff, we record revenue net of vendor or contractor costs.

We are generally the primary obligor when we are responsible for the fulfillment of the services under the contract, even if the contingent workers are neither employees of ours or directly contracted by us. Usually in these situations, the contractual relationship with the vendors and contractors is exclusively with us and we bear customer credit risk and generally have latitude in establishing vendor pricing and have discretion in vendor or contractor selection.

We are generally not the primary obligor when we provide comprehensive administration of multiple vendors for customers that operate significant contingent workforces, referred to as Managed Service Programs. We are considered an agent in these transactions if we do not have responsibility for the fulfillment of the services by the vendors or contractors (referred to as associate vendors). In such arrangements we are typically designated by our customers to be a facilitator of consolidated associate vendor billing and a processor of the payments to be made to the associate vendors on behalf of the customer. Usually in these situations the contractual relationship is between the customer, the associate vendor and us, with the associate vendors being the primary obligor and assuming the customer credit risk and with us generally earning negotiated fixed mark-ups and not having discretion in supplier selection.

Software Systems

Revenue primarily relates to sales of telephone operator services-related software systems and enhancements to existing systems. These arrangements generally contain multiple elements including the software development and customization, sale of software licenses and computer hardware, installation, implementation and integration services, as well as post-contract customer support (“PCS”). Revenues are recognized under these arrangements following the Financial Accounting Standards Board’s revenue recognition requirements, including guidance on software transactions, construction contracts and multiple element arrangements. Under these requirements, the aggregate arrangement fee for multiple element arrangements is required to be allocated to each of the elements in an amount equal to its fair value, generally based upon vendor-specific objective evidence (“VSOE”) of fair value. Fees allocated to each element of the arrangement are then recognized as revenue when all other revenue recognition criteria have been met. As we have not established VSOE of fair value for the elements of these arrangements (including PCS and installation services), all revenue for these arrangements is deferred until customer acceptance of the delivered elements is received and the only undelivered elements are services that are not essential to the functionality of the software solution. At that time, revenue recognition commences and the arrangement fee is recognized ratably over the element with the longest remaining period of performance of the arrangement, which is typically the PCS period. The customer is generally invoiced upon delivery of the individual elements which typically results in cash being collected prior to revenue being recognized.

Database Access Services

Revenue from stand-alone arrangements to access our proprietary telephone listing databases by telephone companies, inter-exchange carriers and non-telco customers is recognized in the period access is provided, based on a fixed minimum fee or variable fees based on the volume of activity, provided that all other revenue recognition criteria are met.

Maintenance Services

Revenue from stand-alone PCS, hardware maintenance, and computer and network operations support services under fixed-price contracts is recognized ratably over the contract period, and the cost associated with these contracts is recognized as incurred, provided that all other revenue recognition criteria are met. For hardware maintenance or support time and material contracts, we recognize revenue and costs as services are rendered, provided that all other revenue recognition criteria are met.

Engineering and Construction Services

Revenue from performing engineering and construction services is recognized either on the completed contract method for those contracts that are of a short-term nature, or on the percentage-of-completion method measuring progress using the cost-to-cost method, provided that all other revenue recognition criteria are met.

Known or anticipated losses on contracts are provided for in the period they become evident. Claims and change orders that are in the process of being negotiated with customers for additional work or changes in the scope of work are included in the estimated contract value when it is deemed probable that the claim or change order will result in additional contract revenue and such amount can be reliably estimated.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually using a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined by using various valuation techniques including income (discounted cash flow), market and/or consideration of recent and similar purchase acquisition transactions.

We perform our annual impairment review of goodwill in our second fiscal quarter and when a triggering event occurs between annual impairment tests.

In the fourth quarter of fiscal 2008, a contraction in the overall global economy, rising unemployment and a decline in consumer spending accelerated a severe worldwide recession. As a result, we experienced reduced demand for temporary staffing, software systems and other services, a decline in recent and projected operating results and significant decreases in its market capitalization. These conditions led to a negative business outlook and the significant adverse change in business conditions resulted in an evaluation of goodwill impairment. In fiscal 2008, we performed an interim impairment test as of November 2, 2008. As a result of the completion of step one of the impairment analysis, management concluded that, as of November 2, 2008, the fair value of certain reporting units were below their respective carrying values. We recorded a goodwill impairment charge in the amount of $83.6 million related to Computer Systems segment, $2.8 million related to the Staffing Services segment and $8.2 million related to the Other segment in fiscal 2008. The impairment charge is primarily due to reductions to financial projections and a decrease in market capitalization reflected in the Company’s stock price.

We considered the income, market and recent and similar purchase acquisition transactions in arriving at its indicators of value. We used income and market approaches to arrive at its valuation conclusion. The income approach was given greater weight than the market approach due to the lack of strongly comparable companies, the significant fluctuations in the financial markets and the lack of recently comparable transactions. The material assumptions used for the income approach were the forecasted revenue growth by reporting unit as well as the discount rate and long-term growth rate, which were determined based on historical rates and current market conditions. For the market approach, the material assumptions were financial data for comparable companies, adjusted for differences in size, diversification and profitability. We also considered the control premium (which can be defined as the difference between fair value and market price) and other qualitative factors including its low float, concentrated ownership and limited analyst coverage.

Management believes that the methodology and assumptions used to test impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether our goodwill is impaired are outside of our control and actual results of operations and other factors will likely differ from the estimates used in our impairment valuation. It is reasonably likely that these assumptions and estimates will change in future periods.

See Note 8, Purchased Intangible Assets, Net and Goodwill, to our Consolidated Financial Statements for additional disclosure regarding our goodwill impairment tests.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using current tax laws and rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We must then assess the likelihood that our deferred tax assets will be realized. If we do not believe that it is more likely than not that our deferred tax assets will be realized, a valuation allowance is established. When a valuation allowance is increased or decreased, a corresponding tax expense or benefit is recorded.

Accounting for income taxes involves uncertainty and judgment in how to interpret and apply tax laws and regulations within our annual tax filings. Such uncertainties may result in tax positions that may be challenged and overturned by a tax authority in the future which would result in additional tax liability, interest charges and possible penalties. Interest and penalties are classified as a component of income tax expense.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. Changes in recognition or measurement are reflected in the period in which the change in estimate occurs.

A valuation allowance has been recognized due to the uncertainty of realization of the loss carryforwards and other deferred tax assets. Realization of deferred tax assets is dependent upon reversals of existing taxable temporary differences, taxable income in prior carryback years, and future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets. In the second quarter of fiscal year 2010, the Company’s cumulative US domestic results for the three-year period then ended were a loss. Accordingly, the Company recorded a $64.3 million valuation allowance against US domestic deferred tax assets, as a non-cash charge to income tax expense, which increased the total valuation allowance to $84.9 million. In reaching this conclusion, we considered the US domestic demand for temporary staffing, software systems and other services and a decline in recent operating results which led to operating losses causing us to be in a three-year cumulative loss position. Management believes that the remaining deferred tax assets, primarily related to international locations, are more likely than not to be realized based upon consideration of all positive and negative evidence, including scheduled reversal of deferred tax liabilities and tax planning strategies determined on a jurisdiction by jurisdiction basis.

Casualty Insurance Program

In certain states, the Company purchases workers’ compensation insurance through mandated participation in state funds, and the experience-rated premiums in these state plans relieve the Company of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability is insured under a retrospective experience-rated insurance program for losses exceeding specified deductible levels and the Company is self-insured for losses below the specified deductible limits.

The Company makes payments to the insurance carrier for premiums based upon the underlying exposure, such as the amount and type of labor utilized. The premiums are subsequently adjusted based on actual claims experience. The experience modification process includes establishing loss development factors, based on the historical claims experience of the Company as well as industry experience, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. Adjustments to final paid premiums are determined as of a future date up to three years after the end of the respective policy year, using the level of claims paid and incurred. Under the insurance program, any additional losses incurred greater than the policy deductible limit arising from claims associated with an insurance policy are absorbed by the insurer and not the Company.

The Company recognizes expense and establishes accruals for amounts estimated to fund incurred amounts up to the policy deductible, both reported and not yet reported, and for related legal and other costs. The Company develops estimates for losses incurred but not yet reported using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Expense recognized by the Company under its primary casualty insurance program amounted to $16.3 million, $8.9 million and $13.6 million in fiscal years 2010, 2009, and 2008, respectively. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future results.

Medical Insurance Program

The Company is self-insured for a majority of its medical benefit programs for contingent and internal employees. Eligible contingent staff on assignment with customers are offered medical benefits through the program utilized for the Company’s internal staff in addition to a fully insured program administered through a third party. While the Company provides the majority of medical benefits for internal staff through a self-insured arrangement with a third-party administrator, it also maintains insurance coverage for a portion of that medical program (primarily through HMOs) as well as the entire dental program. Employees contribute a portion of the cost of these medical benefit programs.

The liability for the self-insured medical benefits is limited on a per claimant basis through the purchase of stop-loss insurance. The Company’s retained liability for the self-insured medical benefits is determined utilizing actuarial estimates of expected losses based on statistical analyses of historical data. Amounts contributed by employees and additional amounts necessary to fund the self-insured program administered by the third party are transferred to a 501(c)(9) employee welfare benefit trust. Accordingly, these amounts, other than the current liabilities for the employee contributions and expected loss amounts not yet remitted to the trust, do not appear on the consolidated balance sheet of the Company. The Company records the expense associated with the expected losses, net of employee contributions, in direct cost of staffing services revenue, cost of other revenue, or selling, administrative and other operating costs, depending on the employee’s role. Expense recognized by the Company under its self-insured medical benefit programs amounted to $14.0 million, $14.7 million and $15.5 million in fiscal years 2010, 2009, and 2008, respectively. While management believes that its assumptions and estimates are appropriate, significant differences in the expected loss assumption may materially affect the Company’s future results.

Legal Contingencies

We are subject to certain legal proceedings as well as demands, claims and threatened litigation that arise in the normal course of our business. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, a liability and an expense are recorded for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. As additional information becomes available, the Company will revise the estimates. Actual expenses could vary materially from these estimates.

New Accounting Standards

For additional information regarding new accounting guidance see Note 3 to our Consolidated Financial Statements, which provides a summary of our significant accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential economic gain or loss that may result from changes in market rates and prices. In the normal course of business, the Company’s earnings, cash flows and financial position are exposed to market risks relating to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of financial instruments. We limit these risks through risk management policies and procedures, including the use of derivatives.

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. At October 31, 2010 and October 28, 2012, we had cash and cash equivalents on which interest income is earned at variable rates. At October 31, 2010 and October 28, 2012, we also had credit lines with various domestic and foreign banks, which provide for borrowings and letters of credit, as well as a $150 million accounts receivable securitization program to provide additional liquidity to meet our short-term financing needs.

The interest rates on these borrowings and financings are variable and, therefore, interest and other expense and interest income are affected by the general level of U.S. and foreign interest rates. Based upon the current levels of cash invested, notes payable to banks and utilization of the securitization program, on a short-term basis, a hypothetical 1-percentage-point increase in interest rates would have increased net interest expense by $0.4 million in 2010.

We have a term loan, as discussed in Note 12 to our Consolidated Financial Statements, which consists of borrowings at fixed interest rates, and our interest expense related to these borrowings is not affected by changes in interest rates in the near term. The fair value of the fixed rate term loan was approximately $12.6 million at October 31, 2010 and approximately $12.8 million at October 28, 2012. The fair values were calculated by applying the appropriate fiscal year-end interest rates to our present streams of loan payments.

Foreign Currency Risk

We have operations in several foreign countries and principally conduct business in the local currency in these countries. As a result, we risk associated with currency fluctuations as the value of foreign currencies fluctuates against the dollar, specifically the British Pound, Euro, Canadian Dollar and Uruguayan Peso. These fluctuations may impact reported earnings.

Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal year-end balance sheet date. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar strengthened relative to many foreign currencies as of October 31, 2010 compared to November 1, 2009. Consequently, stockholders’ equity decreased by $0.6 million as a result of the foreign currency translation as of October 31, 2010. The U.S. dollar weakened relative to many foreign currencies as of October 30, 2011 compared to October 31, 2010 and strengthened relative to many foreign currencies as of October 28, 2012 compared to October 30, 2011.

To reduce exposure related to non-U.S. dollar denominated borrowings that may give rise to a foreign currency transaction gain or loss, we enter into derivative and non-derivative financial instruments to hedge our net investment in certain foreign subsidiaries. We also have the ability to enter into forward foreign exchange contracts with third party banks to mitigate foreign currency risk. As of October 31, 2010, we had $18.0 million of borrowings denominated in foreign currencies (primarily Euro, British pound and Canadian dollar) which are used as economic hedges against the Company’s net investment in certain foreign operations and no outstanding derivative forward contracts. We do not designate and document these instruments as hedges under ASC 815 “Derivatives and Hedging”, and as a result gains and losses associated with these instruments are included in foreign exchange gain (loss), net in our consolidated statements of operations.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of October 31, 2010 would result in an approximate $5 million positive translation adjustments recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of October 31, 2010 would result in an approximate $5 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity. We do not use derivative instruments for trading or other speculative purposes.

Equity Risk

We are exposed to market risk as it relates to changes in the market value of our investments. We hold short-term investments in mutual funds for our deferred compensation plan. At October 31, 2010, the total market value of these investments was $5.2 million, all of which are being held for the benefit of participants in a non-qualified deferred compensation plan. At October 28, 2012, the total market value of these investments was $5.6 million. Changes in asset values result in offsetting changes in the liability as the employees realize the rewards and bear the risks of their investment selections.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are included at the end of this report beginning on page F-1. See the index appearing on the pages following this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

This Item 9A includes information concerning the controls and control evaluations referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Report as Exhibits 31.1 and 31.2.

Overview

As of the end of the period covered by this report, October 31, 2010, an evaluation of certain accounting and financial reporting matters was carried out by Volt’s management under the supervision of its current Chief Executive Officer, Ronald Kochman, and Chief Financial Officer, James Whitney. As a result of the findings of this evaluation, and in consultation with Volt’s independent registered public accounting firm, Volt has restated its audited Consolidated Financial Statements for the fiscal year 2008. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements for a more detailed description of the restatement.

Notwithstanding the existence of the material weaknesses described below, and based on a number of factors including an internal review that identified the need for a restatement of our previously issued financial statements and efforts to remediate the material weaknesses in internal control over financial reporting described below, we believe that the Consolidated Financial Statements in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, Volt’s management, under the supervision and with the participation of the current Chief Executive Officer and current Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010. Based on the restatement of previously issued financial statements noted above, the identification of material weaknesses in internal control over financial reporting described below, which we view as an integral part of our disclosure controls, the inability to file Annual Reports on Form 10-K within the statutory time period, and the evaluation that we have performed, we have concluded that, as of October 31, 2010, Volt’s disclosure controls and procedures were ineffective.

Management’s Report on Internal Control Over Financial Reporting

Management of Volt and its consolidated subsidiaries, under the supervision of its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Volt management, under the supervision of its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of October 31, 2010 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This framework highlights that the control environment sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. In connection with the above assessment, Volt management identified material weaknesses in the control environment as follows:

•

We did not maintain a corporate culture that instilled an adequate enterprise-wide attitude of control consciousness, established sufficient focus on appropriate accounting policies and procedures, implemented adequately designed and operating activity-level controls, adequately responded to internal audit findings, or established adequate accountability for recording of operating unit performance in accordance with US GAAP.

•

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of US GAAP commensurate with the size of the entity and nature and complexity of financial reporting requirements.

•	We maintained a decentralized operating unit organizational structure without sufficient corporate involvement to identify and resolve errors in recording financial results. Operating unit management was given the authority to determine accounting policies and their implementation and to make accounting decisions and transaction assessments without adequate corporate oversight and involvement of appropriately qualified accountants.

•

The Company’s primary variable compensation plans for its operating unit management provided a percentage of reported operating results as incentive payments, thus rewarding each incremental increase in reported financial results. When coupled with the control environment issues described above this resulted in a misalignment between incentives and controls over financial reporting.

The control environment material weaknesses described above contributed to the material weaknesses at the control-activity level as described below:

•

We did not design and maintain adequate procedures or effective review and approval controls over the accurate recording, presentation and disclosure of revenue and related costs, including ensuring that sales arrangements were effectively reviewed and evaluated by appropriate accounting personnel. Specifically, we did not establish adequate procedures or design effective controls to:

¡	Identify the nature of contracts, capture necessary data, and determine how revenue should be recognized in accordance with applicable revenue recognition guidance.

¡	Ensure consistent communication and coordination between and among various finance and non-finance personnel about the scope and terms of customer arrangements.

¡	Ensure that all elements included in multiple element arrangements were identified and accounted for appropriately.

¡	Assess whether vendor-specific objective evidence of the fair value of deliverables existed.

¡	Obtain sufficient evidence of delivery and customer acceptance.

•

We did not design and maintain adequate review and approval controls, including the use of appropriate technical accounting expertise, when recording complex or non-routine transactions such as those involving contract accounting loss reserves, staff benefit accruals including accruals for length-of-service based award programs and self-insured medical programs, impairments including analyses of segments and reporting units, purchase accounting and taxation.

•

We did not design and maintain effective review and approval controls over the period-end reporting process, including maintaining sufficient formal, written policies and procedures governing the financial close process.

The material weaknesses described above resulted in the restatement of Volt’s annual Consolidated Financial Statements for fiscal year 2008. Furthermore, these control deficiencies could have resulted in other misstatements in financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that might not have been prevented or detected.

As a result of the material weaknesses described above, management has concluded that, as of October 31, 2010, our internal control over financial reporting was not effective. The Company’s independent registered public accounting firm audited the effectiveness of internal control over financial reporting as of October 31, 2010. Their report on the effectiveness of internal control over financial reporting as of October 31, 2010 is set forth herein. The Company’s independent registered public accounting firm has issued an unqualified opinion on the Company’s consolidated financial statements for 2010, which is included in Part II, Item 8 of this annual report on Form 10-K.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is committed to the planning and implementation of remediation efforts to address the material weaknesses as well as other identified areas of risk. These remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance our overall financial control environment. In this regard, our initiatives include:

•

Control Environment - to remediate the control environment deficiencies identified in this disclosure, our leadership team, including the current Chief Executive Officer and Chief Financial Officer, has embarked on an extensive initiative to reaffirm and reemphasize the importance of internal controls, including tone at the top and the control environment. In addition, we specifically are or have:

¡

Replaced or appointed, in addition to a new Chief Executive Officer and Chief Financial Officer, certain accounting positions with experienced Certified Public Accountants in both the corporate office and at the operating units.

¡

Established a Corporate Technical Accounting Group with responsibility and authority to ensure that GAAP and accounting for complex or non-routine transactions that require specialized accounting is appropriately applied corporate-wide.

¡	Implementing standardized accounting policies administered by the Corporate Technical Accounting Group across all operating units.

¡	Restructuring accounting processes, centralized certain accounting functions, and revised organizational structures to enhance accurate accounting and appropriate reporting.

¡

Strengthened interim and annual financial review controls to function with a sufficient level of precision to detect and correct accounting errors on a timely basis, strengthened the internal operating unit certification process, and established a Disclosure Committee with formalized processes to ensure the integrity of external financial reporting.

¡	Established a comprehensive training program to provide accounting training to accountants, bookkeepers, sales staff and operating unit and corporate executives on an ongoing basis.

¡	Revising the operating unit incentive compensation structure, and replaced a number of non-accounting positions throughout the organization.

¡	Developed a program to provide extensive and repeated communications and training to employees across the entire organization regarding the importance of integrity and accountability.

¡	Enhancing and more widely distributing the corporate whistleblower program to encourage reporting and to ensure prompt, appropriately independent investigations

¡	Expanding the accounting function responsibilities to include monitoring or performing the collection and maintenance of documentation supporting accounting entries.

•	Monitoring and Control Activities - In order to further strengthen internal control over financial reporting at the process level, we have performed extensive remediation, including:

¡

Revised the process and internal controls for accurate recording, presentation and disclosure of revenue and related costs to ensure adequate involvement of appropriately qualified business unit and Technical Accounting Group accountants.

¡

Revised the process and internal control over review and approval of complex and non-routine transactions including treatment of goodwill, capitalization of internally developed software, completeness and accuracy of tax accruals and completeness and accuracy of length of service-based staff accruals and benefits to require the involvement of appropriately qualified accountants from the corporate Technical Accounting Group.

When fully implemented and operational, we believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. In addition, Corporate Senior Management will ensure that its resulting disclosures are subject to a rigorous review process prior to finalizing and releasing financial statements. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Volt Information Sciences, Inc.

We have audited Volt Information Sciences, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Volt Information Sciences, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Volt management identified material weaknesses in the control environment and at the control activity level over revenue recognition, accounting for complex or non-routine transactions and the financial statement close process, as detailed in Management’s Report on Internal Control Over Financial Reporting. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of November 2, 2008, November 1, 2009 and October 31, 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2010. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audits of the Company’s financial statements for the years ended November 2, 2008, November 1, 2009 and October 31, 2010, and this report does not affect our report dated April 9, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Volt Information Sciences, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of October 31, 2010, based on the COSO criteria.

/s/ Ernst & Young, LLP

New York, New York

April 9, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our current directors and executive officers and their ages, positions, biographies and outside directorships are set forth below. Also included for our directors is information regarding their specific experience, qualifications, attributes and skills that led to the conclusion that each director should serve on our Board. Our executive officers are appointed by, and serve at the discretion of, our Board. This information is as of February 28, 2013.

Name	Age	Position(s)
Ronald Kochman	54	President, Chief Executive Officer and Director
Lloyd Frank	87	Director
Bruce G. Goodman	64	Director
Theresa A. Havell	66	Director
Mark N. Kaplan	83	Director
Deborah Shaw	58	Director
Steven A. Shaw	53	Director
Jerome Shaw	86	Executive Vice President, Secretary and Director
William H. Turner	72	Director
James Whitney Mayhew	51	Senior Vice President and Chief Financial Officer
James Schmitt	70	President – Volt Delta (Computer Systems)
Louise Ross	64	Vice President – Human Resources

Ronald Kochman has been President and Chief Executive Officer of the Company and a director since April 2012. Mr. Kochman has been employed by the Company since 1987 and has been an officer of the Company since February 2005. Prior to his appointment as President and Chief Executive Officer, he served as Senior Vice President, Strategic Planning. He received his Master of Business Administration degree with an emphasis in finance and investments from George Washington University and earned his Bachelor of Arts degree in Economics from Stony Brook University. Through his 25 years experience with the Company, Mr. Kochman has gained a deep knowledge of all aspects of the Company’s business and has valuable insight with respect to finance, strategy and business development.

Lloyd Frank has been a director since March 2000. He has been senior counsel since January 2010, and of counsel from April 2005 until December 2009, with the law firm of Troutman Sanders LLP. Mr. Frank was counsel from January 2004 to March 2005, and a partner from January 1977 until December 2003, with the law firm of Jenkens & Gilchrist Parker Chapin LLP (and its predecessors, Parker Chapin LLP and Parker Chapin Flattau & Klimpl). Mr. Frank is also a director of EnviroStar, Inc. (a distributor of commercial and industrial boilers, commercial laundry and drycleaning equipment) and Park Electrochemical Corp. (a developer and manufacturer of advanced materials) .Mr. Frank has extensive corporate legal, compliance and governance experience, and has served as an advisor to, and board member of, a number of other public companies, private companies and charities. This experience enables him to provide the Board with advice on a wide range of legal and business matters, in addition to an understanding of our legal and business affairs obtained from over 40 years of legal representation of our Company.

Bruce G. Goodman has been a director since May 2000. He has been General Counsel of Shepherd Kaplan LLC (an investment advisor registered with the SEC) since April 2008. From April 1995 to April 2008, he was a partner of the law firm of Hinckley, Allen & Snyder LLP. In addition to his perspective as a non-management director, Mr. Goodman provides to the Board experience as a business lawyer with substantial experience and insight into the investment markets obtained as general counsel to an investment advisory firm.

Theresa A. Havell has been a director since April 2004. She has been President and Chief Investment Officer of Havell Capital Management LLC (a money management company) since 1996. Prior to 1996, Ms. Havell was a partner, member of the Executive Committee, Director and Chief Investment Officer of the Fixed Income Group of NeubergerBerman (an investment management firm). Ms. Havell contributes vast experience and knowledge in the investment and financing markets and economic conditions to the Board derived from her money management and investment experience.

Mark N. Kaplan has been a director since April 1991. He has been of counsel with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP since 1999. From October 1979 until 1999, he was a partner in that firm. In addition to serving on the board of directors or as trustee of a number of civic and charitable organizations, Mr. Kaplan is also a director of American Biltrite, Inc. (a manufacturer of commercial flooring and performance sheet rubber) and Autobytel Inc. (an online automotive marketing firm). Mr. Kaplan is also a member and former Chairman of the New York City Audit Committee and is a member and former co-Chairman of the Board of Education Audit Advisory Committee. During the past five years, Mr. Kaplan also served as a director of DRS Technologies, Inc. (a defense industry firm), until its merger into a subsidiary of Finmeccanica in October 2008 and Refac Optical Group (a provider of vision care products and services), until it became a privately-held company in April 2007. In addition to his legal experience focusing on securities, governance and mergers and acquisitions matters, Mr. Kaplan brings to the Board business, management, financing and leadership experience gained as President, Director, and Chief Operating Officer of Engelhard Minerals & Chemicals Corporation (a New York Stock Exchange listed mining and chemicals company acquired by BASF in 2006) from 1977 to 1979 and President and Chief Executive Officer of Drexel Burnham Lambert (an investment banking firm) from 1970 to 1977.

Deborah Shaw has been a director since August 2006. Dr. Shaw has been a clinical psychologist with a private practice in Los Angeles, California for more than 17 years. Dr. Shaw brings to the Board the perspective of a non-management beneficial owner of approximately 10.4 percent of our common stock, as well as an educational background in the law gained from her law degree from the University of Pennsylvania Law School and three years of the practice of law with the law firm of Covington & Burling.

Jerome Shaw has been a director since April 2012. Jerome Shaw co-founded the Company, has been Executive Vice President and Secretary of the Company since 1957 and has been employed in executive capacities by the Company and its predecessors since 1950. Jerome Shaw brings to the Board business leadership, a deep understanding of our business, operations, services, products, customers, suppliers and employees.

Steven A. Shaw has been a director since August 1998. Steven Shaw was employed by the Company in executive capacities from November 1995 to April 2012. He served as President and Chief Executive Officer from March 2006 to April 2012, Co-Chief Executive Officer from September 2005 to March 2006, Chief Operating Officer and Executive Vice President from March 2005 to March 2006 and Senior Vice President from November 2000 to March 2005. Steven Shaw provides the Board with an understanding of our operations, services, products, customers, suppliers and employees.

William H. Turner has been a director since August 1998. Mr. Turner is the Chairman of International College and a senior advisor with Opera Solutions, LLC (a predictive analytics company). Mr. Turner also served as Dean at The School of Business of Montclair State University from June 2008 until January 2010. He was founding Dean at Stony Brook University College of Business from January 2004 to December 2007. Prior to that, he was Senior Partner of Summus Ltd. (a consulting firm) from September 2002 to December 2003. From August 1997 until September 1999, Mr. Turner was President of PNC Bank, N.A. and served as Chairman of that bank’s Northeast Region until September 2002. From October 1996 to July 1997, Mr. Turner was President and Co-Chief Executive Officer of Franklin Electronic Publishers, Incorporated (a designer and developer of hand-held electronic information products) and, from August 1990 to September 1996, he was Vice Chairman of The Chase Manhattan Bank and its predecessor, Chemical Banking Corporation. He is also a director of Ameriprise

Financial, Inc. (a financial planning and advisory firm), and Standard Motor Products, Inc. (a manufacturer of engine management and temperature control parts). During the last five years, Mr. Turner also served as a director of Franklin Electronic Publishers, Inc. and New Jersey Resources Corporation (a natural gas and renewable energy services company). Mr. Turner provides the Board with vast knowledge of finance and accounting gained through his extensive executive experience at leading banking institutions and business, managerial and leadership experience gained from his position as the chief executive officer of a publicly-held company.

James Whitney Mayhew has been Senior Vice President and Chief Financial Officer of the Company since April 2012. He served as Vice President and Interim Chief Financial Officer of the Company from August 2011 to April 2012 and Vice President and Corporate Controller of the Company from June 2010 until August 2011. Prior to joining the Company, Mr. Whitney was a partner with KPMG LLP, a registered independent accounting firm, where he was an auditor for over 21 years serving primarily multi-national SEC registrant clients. Mr. Whitney served as an audit partner for Silicon Valley technology and services companies from 2007 to 2009 and as an audit partner on a four-year international assignment in Asia from 2003 to 2007. Previous to that he served assignments in Silicon Valley, New York, and Seattle. Mr. Whitney is a Certified Public Accountant and holds a Bachelor of Arts degree in Business Administration with a concentration in Accounting from the University of Washington.

James Schmitt has been the President of Volt Delta, our Computer Systems segment, since 2009 and was previously its Chief Operating Officer since he joined the Company in 1997. From 1992 until 1997, he was the Assistant Vice President for Sales and Marketing for the Yellow Page Division of Bell Atlantic, and from 1988 until 1992, he was the Yellow Page Division Sales Manager for National Telephone Directory. From 1983 until 1988, he was the President of DataServ Corporation serving the commercial publishing and directory markets. Mr. Schmitt is a graduate of the Wayne State University Executive Program for Presidents and holds a Bachelor of Science degree in Business Management from Rutgers University.

Louise Ross has been Vice President - Human Resources of the Company since September 2006 and has been employed by the Company in executive capacities in its human resource departments since 1993.

Family Relationships

Steven A. Shaw, a director of the Company, is the son of Jerome Shaw, a current director and executive officer of the Company. Deborah Shaw, a director of the Company, is the daughter of William Shaw, who co-founded the Company in 1950 and served as its President until his death in March 2006. Ms. Shaw is also the cousin of Steven A. Shaw and the niece of Jerome Shaw. Bruce G. Goodman, a director of the Company, is the husband of Deborah Shaw’s sister. There are no other family relationships among the executive officers or directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by the SEC to provide the Company with copies of all Section 16(a) forms that they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all required Section 16(a) filings applicable to its directors, executive officers and greater-than-ten-percent beneficial owners were properly filed during the fiscal years ended November 1, 2009 and October 31, 2010, except that during the fiscal year ended November 1, 2009, Forms 4 reporting option grants to each of the following individuals were filed six days late: Thomas Daley, Jack Egan, Lloyd Frank, Bruce G. Goodman, Ludwig M. Guarino, Daniel G. Hallihan, Theresa A. Havell, Mark N. Kaplan, Ronald Kochman, Louise Ross, Deborah Shaw, Jerome Shaw, Linda Shaw, Steven A. Shaw, William H. Turner and Howard B. Weinreich.

Code of Business Conduct and Ethics and Corporate Governance Guidelines

The Company has a Code of Business Conduct and Ethics and Corporate Governance guidelines. Directors, officers and all employees of the Company must act in accordance with these policies. Copies of the Company’s Code of Business Conduct and Ethics, other significant corporate policies and all charters of committees of the Board of Directors are available in the Investor Relations/Corporate Governance section of the Company’s website, www.volt.com. Copies of these documents are also available without charge upon request to Volt Information Sciences, Inc., 1065 Avenue of the Americas, New York, New York 10018, Attention: Shareholder Relations. The telephone number for this office is 212-704-2400.

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our shareholders may recommend nominees to our Board from those procedures set forth in our Proxy Statement for our 2009 Annual Meeting of Shareholders, filed with the SEC on February 18, 2009. Shareholders may submit names of qualified director candidates, together with detailed information on the proposed candidates’ backgrounds, to Volt Information Sciences, Inc., 1065 Avenue of the Americas, New York, New York 10018, Attention: Secretary—Director Candidates, for referral to the Nominating/ Corporate Governance Committee for consideration.

Audit Committee

The Audit Committee consists of Mark N. Kaplan (Chair), Theresa A. Havell and William H. Turner. Each committee member is financially literate and meets the current independence requirements for Audit Committee membership under both the rules of the SEC and the New York Stock Exchange (the “NYSE”). The Board has determined that Mark N. Kaplan is an “audit committee financial expert” within the meaning of the applicable SEC rules and possesses accounting and related financial management expertise within the meaning of the rules of the NYSE. This determination is based on Mr. Kaplan’s experience as chief executive officer of an investment banking firm, chief operating officer of a public company, former Chairman and current member of the Audit Committee of The City of New York and former Co-Chair of the Audit Advisory Committee of the Board of Education of The City of New York.

ITEM 11. EXECUTIVE COMPENSATION

Introduction

The information provided under this Item 11 involves the compensation paid or accrued for services rendered by (a) the executive officers whose compensation is required to be disclosed under SEC rules and (b) directors, each in respect of the fiscal years ended November 1, 2009 (“fiscal year 2009”) and October 31, 2010 (“fiscal year 2010”).

Fiscal Years 2009 and 2010 Named Executive Officers

For fiscal years 2009 and 2010, the named executive officers were:

•	Steven A. Shaw, then President and Chief Executive Officer;

•	Jack Egan, then Senior Vice President and Chief Financial Officer;

•	Jerome Shaw, Executive Vice President and Secretary;

•	Thomas Daley, then Senior Vice President and President of Volt Workforce Solutions; and

•	James Schmitt, President of Volt Delta.

These individuals are collectively referred to as the “Named Executive Officers.”

Changes in Senior Management in Fiscal Year 2011

In August 2011, the Board appointed James Whitney Mayhew as Interim Chief Financial Officer. Jack Egan transitioned from Chief Financial Officer to Senior Vice President-Global Planning and Budgeting. Prior to being appointed Interim Chief Financial Officer, Mr. Whitney served as the Company’s Vice President of Finance and Corporate Controller.

Subsequent Changes in Senior Management Since Fiscal Year 2011

Since October 31, 2011, the following additional changes to senior management have taken place:

•	effective February 22, 2012, the employment of Jack Egan, then Senior Vice President-Global Planning and Budgeting and former Chief Financial Officer, was terminated;

•	effective April 27, 2012, Steven A. Shaw, then President and Chief Executive Officer, resigned;

•	effective April 27, 2012, Ronald Kochman, then Senior Vice President, Strategic Planning, was appointed President and Chief Executive Officer and was also elected as a director of the Company;

•	effective April 27, 2012, Jerome Shaw, the Company’s co-founder, Executive Vice President and Secretary, was elected to the Board;

•	effective April 27, 2012, James Whitney Mayhew was appointed Chief Financial Officer;

•	effective May 11, 2012, Howard B. Weinreich, then Senior Vice President, General Counsel and Assistant Secretary, retired; and

•	effective December 31, 2012, Thomas Daley, then Senior Vice President, retired.

Compensation information with respect to Ronald Kochman, our current President and Chief Executive Officer, and James Whitney Mayhew, our current Senior Vice President and Chief Financial Officer, is not included in this Report because neither individual was a Named Executive Officer during fiscal years 2009 or 2010.

Compensation Committee Objectives and Principles

The Compensation Committee is responsible for establishing, implementing and monitoring the Company’s executive compensation policies and program. The Compensation Committee is comprised entirely of directors determined by the Board of to be “independent” for purposes of the NYSE rules. The Compensation Committee operates under a written charter adopted by our Board, a copy of which is available in the Investor Relations/Corporate Governance section of the Company’s website, at www.volt.com. The Company’s executive compensation program is designed to meet three principle objectives:

•	attract, motivate and retain the talented executives who are a critical component of the Company’s long-term success by providing each with a competitive total compensation package;

•	ensure that executive compensation is aligned with both the short and long-term interests of shareholders; and

•	motivate and reward high levels of team and individual performance.

Components of Executive Compensation

During each of the fiscal years 2009 and 2010, the principal components of compensation for Steven A. Shaw, our then President and Chief Executive Officer, and our other Named Executive Officers were:

•	base salary;

•	performance-based annual cash bonuses; and

•	long-term equity incentives.

Throughout this Compensation Discussion and Analysis, which we refer to as this “CDA,” we refer to the sum of base salary, performance-based annual cash bonuses and long-term equity incentives as “total compensation” and we refer to the sum of base salary and performance-based annual cash bonuses as “total cash compensation.” As discussed in more detail below, the Compensation Committee determined the total compensation of the CEO. The CEO was responsible for determining the total cash compensation of the other Named Executive Officers. The Compensation Committee awards long-term equity incentives to the other Named Executive Officers on the recommendation of the CEO. In each case, emphasis is placed on all of these components rather than any single component because of their combined potential to influence Named Executive Officers’ performance.

The Compensation Committee determined the total compensation for the CEO for each of fiscal years 2009 and 2010. In each case, the decision was based primarily upon the Compensation Committee’s assessment of the CEO’s performance based on objective criteria, including performance of the business, accomplishment of reported goals and long-term strategic objectives and the development of management, as well as subjective criteria. The Compensation Committee also evaluated an analysis of other CEOs’ compensation, and the CEO’s potential to enhance long-term shareholder value. The Compensation Committee relied upon its collective judgment in making its decisions and not upon guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation elements for the CEO. Key factors that the Compensation Committee considered included the nature and scope of the CEO’s responsibilities, his effectiveness in conducting our business during the fiscal year ended November 2, 2008 (“fiscal year 2008”) and fiscal year 2009, as applicable, leading initiatives to increase earnings per share, return on net assets and customer satisfaction.

During fiscal years 2009 and 2010, the Compensation Committee did not retain the services of an independent compensation advisor with respect to executive compensation matters. Rather, the Compensation Committee relied on reports generated by the Company’s Human Resources Department. Upon the request of the Compensation Committee, the head of our Human Resources Department attends Compensation Committee meetings to provide information and recommendations regarding our executive compensation program. The Compensation Committee generally meets in executive session without any member of management present when discussing compensation matters pertaining to our CEO and other Named Executive Officers.

During our fiscal years 2009 and 2010, the Human Resources Department provided advice and made recommendations on all matters pertaining to the compensation of our CEO, and advised the CEO and the Compensation Committee on compensation matters for other officers and non-officers as requested by management or the Compensation Committee. The Human Resources Department also provided advice to management on matters to be presented by management to the Compensation Committee.

The Compensation Committee understands that the CEO, in determining the total cash compensation of the other Named Executive Officers, based his decisions primarily upon input and recommendation from the Vice President of Human Resources and his assessment of the individual officers’ performance and potential to enhance long-term shareholder value. The Compensation Committee understands that the CEO also relied upon his judgment in making his decisions and not upon guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation elements for the other Named Executive Officers. In determining the long-term equity incentives to be awarded to the other Named Executive Officers, the Compensation Committee considered the CEO’s recommendation, the Named Executive Officer’s cash compensation, the nature and scope of the Named Executive Officer’s responsibilities and his or her individual performance.

Base Salary

Base salary is the fixed component of an executive’s annual cash compensation. The objective of base salary is to provide a portion of compensation to the Named Executive Officer that is not “at risk” like incentive bonuses or equity awards, and is generally unaffected by fluctuations in the Company’s performance or the market in general. The Compensation Committee has not set a base salary for the CEO at any fixed level as against comparable positions, but instead considers the CEO’s compensation each year based on all of the factors discussed in this CDA.

Base salary adjustments were primarily determined based upon the general knowledge of the CEO with input and recommendations from the Vice President of Human Resources, and base salaries paid to similarly positioned executives, the terms of any contractual arrangements, salaries paid historically, tax and accounting issues and, when appropriate, personal performance as assessed by the Compensation Committee and the CEO. No formulaic base salary adjustments were provided to the Named Executive Officers. Adjustments in base salary for Named Executive Officers are discretionary and are generally considered no more frequently than every 12 months.

Fiscal Year 2009

The review process in fiscal year 2009 began when the Human Resources Department prepared the company peer group information which was furnished to the Compensation Committee in December 2008. At a subsequent meeting, the Compensation Committee reviewed the company peer group information, together with the results of operations for fiscal year 2008 and the performance of the CEO during fiscal year 2008. At that meeting, the Compensation Committee accepted the recommendation of the CEO to decrease the base salary of the CEO for fiscal year 2009 from $575,000 to $549,700 (or 4.4%) because of the recession, the weakened condition of the economy, contemplated salary reductions across the company and the resulting impact on the Company.

During fiscal year 2009, the CEO reviewed the base salary of the other Named Executive Officers based on their performance during fiscal year 2008 and other factors, including the recession, the weakened condition of the economy, and the resulting impact on the Company. In May 2009, the CEO determined to decrease the base salary of each of the other Named Executive Officers by 4.4% as follows:

Name	2008 Base Salary	2009 Base Salary (1)
Jerome Shaw	$540,800	$517,005
Jack Egan	$350,000	$334,600
Thomas Daley	$364,000	$347,984
James Schmitt	$260,000	$286,800

(1)	From May to December 2009.

Fiscal Year 2010

The base salary of each Named Executive Officer during fiscal year 2010 was unchanged from his base salary at the end of fiscal year 2009.

Annual Cash Bonus

The determination as to the annual cash bonus for the CEO was made by the Compensation Committee based on an assessment of his performance during the prior fiscal year, and the determination as to the annual cash bonus of the other Named Executive Officers was primarily made by the CEO.

The annual cash bonus provides cash incentives for our Named Executive Officers to focus on annual financial and operating results. The Compensation Committee and the CEO, as the case may be, relied upon judgment and not upon guidelines or formulas or short-term changes in our stock price in determining the amount, if any, of the annual cash bonus. Key factors that are considered include our performance during the prior fiscal year, the individual performance of the Named Executive Officer during the prior fiscal year and, for the CEO, the company peer group information referred to in this CDA.

For each of fiscal years 2009 and 2010, the CEO recommended to the Compensation Committee that, because of the recession, the weakened condition of the economy, and the resulting impact on the Company, he receive no annual cash bonus for those fiscal years. The CEO similarly determined that the other Named Executive Officers (other than Thomas Daley) should receive no cash bonuses for such fiscal years. In fiscal years 2009 and 2010, Thomas Daley received annual cash bonuses equal to the amounts that he was entitled to receive under his employment agreement with the Company.

Long-Term Equity Incentives

A key component of our executive compensation program is an annual performance-based bonus awarded pursuant to our 2006 Incentive Stock Plan (the “Incentive Plan”). It is the Company’s philosophy that its Named Executive Officers should be rewarded based upon the Company’s financial performance as well as each executive’s contribution to advancing the Company’s business strategy and our long-term performance. The Company believes that an equity ownership stake in the Company is an important component in linking an executive officer’s compensation to our performance and the creation of long-term shareholder value. Grants of restricted stock, restricted stock units and stock options serve to align the interests of the shareholders with those of the Named Executive Officers by incentivizing the Named Executive Officers toward the creation and preservation of long-term shareholder value. Under the Incentive Plan, eligible executive officers may, subject to Compensation Committee oversight and discretion (and, in the case of the CEO, subject to Board input and ratification), receive annual performance-based bonuses in the form of an equity award.

Fiscal Year 2009

On April 7, 2009, the Compensation Committee approved grants of non-qualified stock options, which we refer to as “Options,” to certain Named Executive Officers, to purchase shares of our common stock at a price of $6.39 per share. This exercise price was equal to the closing price of our shares of common stock as reported on the NYSE on April 7, 2009, which the Compensation Committee determined in accordance with the provisions of the Incentive Plan to be the fair market value of our common stock on the date of grant. The Named Executive Officers who received Options are identified below.

Name	Stock Options
Steven A. Shaw	8,000
Jerome Shaw	8,000
Jack Egan	8,000
Thomas Daley	8,000
James Schmitt	6,000

The Options will expire on April 6, 2019. The Options vest in five equal annual installments beginning on the first anniversary of the award date. Alternatively, if the Named Executive Officer’s employment is terminated by us without cause or if the Named Executive Officer becomes totally and permanently disabled and the Named Executive Officer does not compete with us or otherwise engage in conduct which has a material adverse effect on us, the Options will vest on the date they would otherwise have vested had he remained employed by us. An Option may be exercised only if vested. An Option may terminate early in the following circumstances: (a) if the Named Executive Officer ceases employment with the Company due to death or total and permanent disability, the Option will terminate one year after it becomes earned and vested; (b) if the Named Executive Officer is terminated by us for cause, the Option immediately terminates; and (c) if the Named Executive Officer’s employment ceases at our instigation other than for cause or disability, the Option will terminate six months after it becomes vested (to the extent not vested at such time).

If a change in control (as defined in the Incentive Plan) occurs during the Named Executive Officer’s performance period, the entire Option award will be considered earned, subject to vesting, forfeiture and pro ration provisions in the award agreement.

Fiscal Year 2010.

The CEO recommended to the Compensation Committee that, because of the recession, the weakened condition of the economy, and the resulting impact on the Company, he receive no bonus in the form of equity awards for fiscal year 2010. The CEO similarly recommended to the Compensation Committee that the other Named Executive Officers should receive no bonus in the form of equity awards for fiscal year 2010, and the Compensation Committee agreed with that recommendation.

Employment, Termination of Employment and Change-In-Control Agreements

During fiscal years 2009 and 2010, the Company was a party to employment agreements with Jerome Shaw, Jack Egan and Thomas Daley and James Schmitt. The Company is also a party to severance/retirement agreements with Jerome Shaw, Howard B. Weinreich and Jack Egan. The CEO considered these agreements in reaching compensation decisions for the applicable executives.

Accounting for Share-Based Compensation

The Company accounts for share-based compensation including its restricted stock, restricted stock units and stock option awards in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), Compensation — Stock Compensation.

IRC Section 162(m)

Section 162(m) limits the Company’s tax deduction for compensation in excess of $1 million paid in any one year to its Chief Executive Officer and certain other executive officers unless the compensation is “qualified performance-based compensation.” Payments of bonuses will constitute “qualified performance-based compensation” under the provisions of Section 162(m) if payable on account of the attainment of one or more pre-established, objective performance goals and if certain requirements are met. The Company’s Incentive Bonus Plan and Amended and Restated 2007 Incentive Award Plan (our “2007 Plan”) were each approved by our shareholders pursuant to the requirements of Section 162(m) and the Company typically intends for awards earned under these plans to qualify for tax deduction. However, the Compensation Committee reserves the right to pay the Company’s employees, including participants in the Incentive Plan, other amounts which may or may not be deductible under Section 162(m) or other provisions of the Internal Revenue Code.

The Compensation Committee considers the anticipated tax treatment to the Company in its review and establishment of compensation programs and awards. The Compensation Committee intends to continue to consider the deductibility of compensation as a factor in assessing whether a particular arrangement is appropriate, given the goals of maintaining a competitive executive compensation system generally, motivating executives to achieve corporate performance objectives and increasing shareholder value.

Compensation Committee Report

The Compensation Committee has reviewed and discussed this CDA as required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommended to the Board that this CDA be included in this Report.

Compensation Committee

William H. Turner, Chair

Mark M. Kaplan

Theresa A. Havell

Lloyd Frank

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Compensation Committee determines the total compensation of the CEO. The CEO determines the total cash compensation of the other Named Executive Officers with the input and recommendations of the Vice President of Human Resources, and the Compensation Committee awards long-term equity incentives to the other Named Executive Officers on the recommendation of the CEO. All members of the Compensation Committee were independent directors, and no member was an employee or former employee of the Company. During each of fiscal years 2009 and 2010, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on our Compensation Committee. No member of our Compensation Committee was an officer of the Company during fiscal years 2009 or 2010. During fiscal years 2009 and 2010, we paid or accrued $1.6 million and $4.4 million, respectively, to Troutman Sanders LLP, at which Lloyd Frank, a member of our Compensation Committee, is Senior Counsel, for services rendered to us and expenses reimbursed.

Fiscal 2009 Executive Compensation

Fiscal 2009 Summary Compensation Table

The following table provides information concerning the compensation of the 2009 Named Executive Officers for each of the fiscal years ended November 1, 2009, November 2, 2008 and October 28, 2007.

In the column “Salary,” we disclose the amount of base salary paid to the 2009 Named Executive Officers during the fiscal year. In the column “Option Awards” we disclose the grant date valuation of the awards in dollars and calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation-Stock Compensation” (“FASB ASC Topic 718”), excluding the effect of estimated forfeitures. Assumptions used in determining the value of stock and option awards are disclosed in Note 15 to our consolidated financial statements for the fiscal year ended November 1, 2009 included in this report.

In the column “All Other Compensation,” we disclose the sum of the dollar value of all perquisites and other personal benefits, or property.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonuses	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (1)	Total
Steven A. Shaw Former President and Chief Executive Officer	2009	$562,350	-	-	$35,176	-	$37,469	$634,995
	2008	576,538	-	-	-	-	20,324	596,862
	2007	520,000	$300,000	-	-	-	3,712	823,712
Jerome Shaw Executive Vice President and Secretary	2009	528,902	-	-	35,176	-	17,289	581,367
	2008	547,600	-	-	-	-	17,018	564,618
	2007	520,000	100,000	-	-	-	54,329	674,329
Jack Egan Former Senior Vice President and Chief Financial Officers	2009	342,300	-	-	35,176	-	3,799	381,275
	2008	342,115	-	-	-	-	3,978	346,093
	2007	310,577	45,000	-	-	-	4,049	359,626

Thomas Daley Former Senior Vice President	2009	355,992	26,174	-	35,176		13,391	430,733
	2008	368,577	-	-	-	$109,275	14,460	492,312
	2007	350,000	80,000	-	-	183,070	12,425	625,495
James Schmitt President of Volt Delta	2009	286,785	-	-	26,382	162,109	2,822	478,098
	2008	263,231	-	-	24,351	402,251	3,836	693,669
	2007	248,268	-	-	-	644,904	3,754	896,926

(1)	Amounts for 2009 consisted of (a) premiums under the Company’s group life insurance policy of $959 for Jerome Shaw and $579 for each of Steven A. Shaw, Thomas Daley and Jack Egan and $372 for James Schmitt; (b) the Company’s contribution under the Company’s 401(k) plan of $2,601 for Jerome Shaw, $2,171 for Steven A. Shaw, $2,549 for Thomas Daley, $2,450 for James Schmitt and $2,470 for Jack Egan; (c) automobile allowances and expenses related to Company owned or leased automobiles of $12,201 for Jerome Shaw and $10,263 for Thomas Daley; (d) transportation expenses of $9,543 for Steven A. Shaw and $1,044 for Jerome Shaw; and (e) hotel expenses of $25,176 for Steven A. Shaw and $485 for Jerome Shaw.

2009 Grants of Plan-Based Awards Table

The following table provides information on grants of awards under any plan to the 2009 Named Executive Officers that occurred during the fiscal year ended November 1, 2009.

2009 Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Award (2)
		Threshold	Target	Maximum	Threshold	Target	Maximum
Steven A. Shaw	04/07/2009	-	-	-	-	-	-	-	8,000	$6.39	$35,176
Jerome Shaw	04/07/2009	-	-	-	-	-	-	-	8,000	6.39	35,176
Jack Egan	04/07/2009	-	-	-	-	-	-	-	8,000	6.39	35,176
Thomas Daley	04/07/2009	-	-	-	-	-	-	-	8,000	6.39	35,176
James Schmitt	04/07/2009	-	-	-	-	-	-	-	6,000	6.39	26,382

(1)	Amounts disclosed in this column for the named executive officers reflect grants of non-qualified stock options awards issued in April 2009. For more information about the awards reported in this column for 2009, see “Long-Term Equity Incentives—Fiscal Year 2009” above.

(2)	Amounts disclosed in this column for option awards are computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table sets forth certain information concerning shares of our common stock subject to unexercised stock options and equity incentive plan awards held at November 1, 2009 by the 2009 Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payment Value of Unearned Shares, Units or Other Rights That Have Not Vested(2)
Steven A. Shaw	9,750	-	-	$14.875	11/29/2009	-	-	-	-
	15,000	-	-	12.5417	11/30/2010	-	-	-	-
	6,000	-	-	7.1133	03/10/2013	-	-	-	-
	-	-	20,000	13.3200	12/17/2017	-	-	20,000	$162,200
	-	8,000	-	6.3900	04/06/2019			-	-
Jerome Shaw	-	8,000	-	6.3900	04/06/2019	-	-	-	-
	-	-	-	-	-	-	-	-	-
Jack Egan	-	-	3,000	13.3200	12/17/2017	-	-	7,500	60,825
	-	8,000	-	6.3900	04/06/2019	-	-	-	-
Thomas Daley	3,000	-	-	12.3533	09/04/2013	-	-	-	-
	-	-	3,000	13.3200	12/17/2017	3,000	-	6,000	48,660
	-	8,000	-	6.3900	04/06/2019	-	-	-	-
James Schmitt	-	-	5,000	13.3200	12/17/2017	-	-	4,500	36,495
	-	6,000	-	6.3900	04/06/2019	-	-	-	-

(1)	Each option has a ten year term, subject to earlier termination in accordance with the terms of the option plan under which the option was granted in the event of the termination of the optionee’s employment with us.

(2)	These values were determined by multiplying the applicable number of unearned shares by $8.11, the closing price of our common stock October 30, 2009.

Agreements with Named Executive Officers

Jerome Shaw

The Company is a party to an employment agreement with Jerome Shaw. The employment term under his agreement continues until the April 30 which is five years after notice is given by either the Company or Jerome Shaw to terminate his employment. The agreement also provides for service thereafter for the remainder of Jerome Shaw’s life as a consultant to the Company for annual consulting fees equal to 75% of his then current base salary for the first ten years of the consulting period and 50% of the base salary for the remainder of the consulting period. The employment agreement permits Jerome Shaw to accelerate the commencement of the consulting period if a “change in control,” as described below, of the Company occurs or if the Company’s office where Jerome Shaw presently performs his principal services is relocated to a different geographical area.

Upon the death of Jerome Shaw, the Company will pay to his beneficiary an amount equal to three times his annual base salary at the date of death if his death shall have occurred while employed as an executive, 2.25 times his annual base salary at the end of his employment as an executive if his death shall have occurred during the first ten years of the consulting period or 1.5 times his annual base salary at the end of his employment as an executive if his death shall have occurred during the remainder of the consulting period.

Under his employment agreement, Jerome Shaw is prohibited from engaging in any business competitive with the Company, competing with the Company for its customers or encouraging employees of the Company to leave their employment. These restrictions apply for the duration of the agreement and for one year thereafter if Jerome Shaw’s employment shall have been terminated by the Company for “cause,” as defined in the agreement. Jerome Shaw will not be subject to these restrictions after a “change in control” of the Company occurs if, during his consulting period, he elects to terminate his employment agreement and relinquish any further payments or other benefits thereunder.

The agreement provides that a change in control shall be deemed to occur (1) if there is a change in the possession, direct or indirect, of the power to direct or cause the direction of the management of the policies of the Company, whether through the ownership of voting securities, by contract or otherwise, (2) if any person other than Jerome Shaw becomes a beneficial owner, directly or indirectly, of securities representing more than 25% of the Company’s then outstanding securities having the right to vote in the election of directors, (3) when individuals who are members of the Board at any one time shall immediately thereafter cease to constitute at least three-fourths of the Board, when a majority of the Board elected at any annual or special meeting of shareholders are not individuals nominated by the Company’s incumbent Board, (4) if the shareholders of the Company approve a merger or consolidation of the Company with any other corporation other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent at least 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or (5) if the shareholders of the Company approve a plan of complete liquidation or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets.

Jack Egan

The Company was a party to an employment agreement with Jack Egan for his employment as a Senior Vice President and the Chief (Principal) Financial Officer of the Company. The employment term under the agreement was “at will” but required the Company to provide six months notice, during which period Mr. Egan would have been entitled to receive ordinary compensation and benefits, including his base salary. Mr. Egan’s employment with the Company was terminated effective February 22, 2012.

James Schmitt

Volt Delta Resources, LLC, a wholly-owned subsidiary of the Company, is a party to an employment agreement with James Schmitt. The original employment term under his agreement was two years through

December 31, 2010, but is indefinite thereafter, subject to termination at any time by either the Company or James Schmitt. Under the agreement James Schmitt is entitled to an annual incentive payment of 2.25% of the annual net income of Volt Delta Resources, LLC. The Company may, however, modify this annual incentive at its sole discretion upon 15 days prior written notice to James Schmitt.

Under his employment agreement, James Schmitt is prohibited from engaging in any business competitive with the Company, competing with the Company for its customers or encouraging employees of the Company to leave their employment. For a period of six months following the termination of employment (regardless of the reason), James Schmitt may not engage in any business competitive with the company, and for a period of one year following the termination of employment (regardless of the reason), he may not compete with the Company for its customers or employees.

Thomas Daley

The Company was a party to an employment agreement with Thomas Daley for his employment as a Senior Vice President of the Company. The agreement provided for quarterly incentives and a year-end improvement bonus which were based upon the profitability of certain business units. The employment term under the agreement was “at will.” Mr. Daley retired effective as of December 31, 2012.

Potential Payments Upon Termination or Change in Control as of November 1, 2009

Upon a change in control of the Company as of November 1, 2009, each of the Named Executive Officers would have been entitled to accelerated vesting of the non-qualified stock options granted on April 7, 2009. The net value of this acceleration to each of the Named Executive Officers, determined by multiplying the 8,000 stock options granted to each by the difference between the fair market value of our common stock (which was $8.11 as of the close of trading on October 30, 2009) and the applicable option exercise price of $6.39, would have been $13,760.

The employment agreement with Jerome Shaw provides that, following termination of Jerome Shaw’s employment, he will serve for the remainder of his life as a consultant to the Company for annual consulting fees equal to 75% of his the current base salary for the first ten years of the consulting period and 50% of the base salary for the remainder of the consulting period. If his termination of employment occurred on November 1, 2009, his applicable base salary would have been $517,005. Further, in the event of a change in control of the Company or if the Company’s office where Jerome Shaw performs his principal services is relocated to a different geographical area, Jerome Shaw may accelerate the commencement of the consulting period.

Jerome Shaw’s employment agreement also provides for certain benefits upon his death. In the event that Jerome Shaw had died on November 1, 2009, his beneficiary would have been entitled to receive $1,551,015 from the Company.

In addition, the “at will” employment agreement with Jack Egan required the Company to provide Mr. Egan with six months notice prior to terminating his employment. Therefore, $167,300 would have been payable to Mr. Egan as continued base salary if the Company provided notice on November 1, 2009 to terminate his employment.

No other amounts would have been payable to our Named Executive Officers upon termination or change in control as of November 1, 2009.

Fiscal 2009 Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of the Board for the fiscal year ended November 1, 2009. As reflected in the table, each director of the Company who is not an officer or employee of the Company receives a director’s fee at an annual rate of $55,000, and is reimbursed for reasonable out-of-pocket expenses related to his or her services. The Chairs of the Audit Committee, the Compensation Committee and the Nominating/Governance Committee each receive an additional $5,000 per annum.

In the column “Option Awards” we disclose the grant date valuation of the awards in dollars and calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in determining the value of stock and option awards are disclosed in Note 15 to our audited Consolidated Financial Statements for the fiscal year ended November 1, 2009 included in this Report.

Director Compensation

Name	Fee Earned or Paid in Cash	Option Awards (1)	Total
Lloyd Frank	$55,000	$13,191	$68,191
Bruce G. Goodman	55,000	13,191	68,191
Theresa A. Havell	60,000	13,191	73,191
Mark N. Kaplan	60,000	13,191	73,191
Deborah Shaw	55,000	13,191	68,191
William H. Turner	60,000	13,191	73,191

(1)	Amounts disclosed in this column for directors reflect grants of non-qualified stock options awards issued in April 2009. The options vest in five equal annual installments beginning on the first anniversary of the award date and will expire on April 6, 2019, subject to earlier termination in the event of the termination of the optionee’s service as a director.

Fiscal 2010 Executive Compensation

Fiscal 2010 Summary Compensation Table

The following table provides information concerning the compensation of the 2010 Named Executive Officers for each of the fiscal years ended October 31, 2010, November 1, 2009 and November 2, 2008. In the column “Salary,” we disclose the amount of base salary paid to the 2010 Named Executive Officers during the fiscal year. In the column “All Other Compensation,” we disclose the sum of the dollar value of all perquisites and other personal benefits, or property.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonuses	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (1)	Total
Steven A. Shaw	2010	$549,700	-	-	-	-	$38,923	$588,623
Former President and Chief Executive Officer	2009	562,350	-	-	$35,176	-	37,469	634,995
	2008	576,538	-	-	-	-	20,324	596,862
Jerome Shaw	2010	517,005	-	-	-	-	12,865	529,870
Executive Vice President and Secretary	2009	528,902	-	-	35,176	-	17,289	581,367
	2008	547,600	-	-	-	-	17,018	564,618
Jack Egan	2010	334,600	-	-	-	-	3,646	338,246
Former Senior Vice President and Chief Financial Officers	2009	342,300	-	-	35,176	-	3,799	381,275
	2008	342,115	-	-	-	-	3,978	346,093

Thomas Daley	2010	347,984	$87,654	-	-	-	12,055	447,693
Former Senior Vice President	2009	355,992	26,174	-	35,176	-	13,391	430,733
	2008	368,577	-	-	-	$109,275	14,460	492,312
James Schmitt	2010	286,800	-	-	-	102,305	2,608	391,713
President of Volt Delta	2009	286,785	-	-	26,382	162,109	2,822	478,098
	2008	263,231	-	-	24,351	402,251	3,836	693,669

(1)	Amounts for 2010 consisted of (a) premiums under the Company’s group life insurance policy of $959 for Jerome Shaw and $579 for each of Steven A. Shaw, Thomas Daley and Jack Egan and $379 for James Schmitt; (b) the Company’s contribution under the Company’s 401(k) plan of $2,450 for each of Jerome Shaw; Steven A. Shaw, Jack Egan and Thomas Daley, and $2,229 for James Schmitt; (c) automobile allowances and expenses related to Company owned or leased automobiles of $6,959 for Jerome Shaw and $9,026 for Thomas Daley; (d) transportation expenses of $12,710 for Steven A. Shaw and $2,173 for Jerome Shaw; and (e) hotel expenses of $23,184 for Steven A. Shaw and $324 for Jerome Shaw.

2010 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning shares of our common stock subject to unexercised stock options and equity incentive plan awards held at October 31, 2010 by the 2010 Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payment Value of Unearned Shares, Units or Other Rights That Have Not Vested(2)
Steven A. Shaw	15,000	-	-	$12.5417	11/30/2010	-	-	-	-
	6,000	-	-	7.1133	03/10/2013	-	-	-	-
	-	-	20,000	13.3200	12/17/2017	-	-	20,000	$161,600
	1,600	6,400	-	6.3900	04/06/2019	-	-	-	-
Jerome Shaw	1,600	6,400	-	6.3900	04/06/2019	-	-	-	-
Jack Egan	-	-	3,000	13.3200	12/17/2017	-	-	7,500	60,600
	1,600	6,400	-	6.3900	04/06/2019	-	-	-	-
Thomas Daley	3,000	-	-	12.3533	09/04/2013	-	-	-	-
	-	-	3,000	13.3200	12/17/2017	-	-	6,000	48,660
	1,600	6,400	-	6.3900	04/06/2019	-	-	-	-
James Schmitt	-	-	5,000	13.3200	12/17/2017	-	-	4,500	36,360
	1,200	4,800	-	6.3900	04/06/2019	-	-	-	-

(1)	Each option has a ten year term subject to earlier termination in accordance with the terms of the option plan under which the option was granted in the event of the termination of the optionee’s employment with us.

(2)	These values were determined by multiplying the applicable number of unearned shares by $8.08, which was the closing price of our common stock October 29, 2010.

Agreements with Named Executive Officers

For a description of the Company’s employment agreements with Jerome Shaw, Thomas Daley and Jack Egan see “Fiscal 2009 Executive Compensation—Agreements with Named Executive Officers” in this Item 11. Such employment agreements were not amended during fiscal year 2010.

Potential Payments Upon Termination or Change in Control as of October 31, 2010

Upon a change in control of the Company as of October 31, 2010, each of the Named Executive Officers would have been entitled to accelerated vesting of the unvested non-qualified stock options that were granted on April 7, 2009. The net value of this acceleration to each of the Named Executive Officers, determined by multiplying the 6,400 stock options granted to each by the difference between the fair market value of our common stock (which was $8.08 as of the close of trading on October 29, 2010) and the applicable option exercise price of $6.39, would have been $10,816.

The employment agreement with Jerome Shaw provides that, following termination of Jerome Shaw’s employment, he will serve for the remainder of his life as a consultant to the Company for annual consulting fees equal to 75% of his then current base salary for the first ten years of the consulting period and 50% of the base salary for the remainder of the consulting period. If his termination of employment occurred on October 31, 2010, his applicable base salary would have been $517,005. Further, in the event of a change in control of the Company or if the Company’s office where Jerome Shaw performs his principal services is relocated to a different geographical area, Jerome Shaw may accelerate the commencement of the consulting period.

Jerome Shaw’s employment agreement also provides for certain benefits upon his death. In the event that Jerome Shaw had died on October 31, 2010, his beneficiary would have been entitled to receive $1,551,015 from the Company.

In addition, the “at will” employment agreement with Jack Egan required the Company to provide Mr. Egan with six months notice prior to terminating his employment. Therefore, $167,300 would have been payable to Mr. Egan as continued base salary if the Company provided notice on October 31, 2010 to terminate his employment.

No other amounts would have been payable to our Named Executive Officers upon termination or change in control as of October 31, 2010.

2010 Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of the Board for the fiscal year ended October 31, 2010. As reflected in the table, each director of the Company who is not an officer or employee of the Company receives a director’s fee at an annual rate of $55,000, and is reimbursed for reasonable out-of-pocket expenses related to his or her services. The Chairs of the Audit Committee, the Compensation Committee and the Nominating/Governance Committee each receive an additional $5,000 per annum.

Director Compensation

Name	Fee Earned or Paid in Cash (1)	Total
Lloyd Frank	$55,000	$55,000

Bruce G. Goodman	55,000	55,000
Theresa A. Havell	60,000	60,000

Mark N. Kaplan	60,000	60,000
Deborah Shaw	55,000	55,000

William H. Turner	60,000	60,000

(1)	Excludes additional amounts paid for meetings attended in fiscal year 2010 as part of the modified compensation package for directors described below. In December 2011, Lloyd Frank, Bruce Goodman and Deborah Shaw, were each paid an additional $14,250; Theresa Havell, was paid an additional $43,500; Mark Kaplan, was paid an additional $58,000; and William Turner was paid an additional $43,500.

Director Compensation Information

On December 16, 2011, the Board modified the compensation package for the directors of the Company who are not officers or employees of the Company. In addition to the annual fees described above, effective December 14, 2009, the Chair of the Audit Committee receives $2,000 for each meeting of the Audit Committee he attends, each other member of the Audit Committee receives $1,500 for each meeting of the Audit Committee he or she attends, and each director who is not an officer or employee of the Company or a member of the Audit Committee receives $750 for each meeting of the Board he or she attends.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of February 28, 2013 (except as described in the footnotes to the following table), with respect to the beneficial ownership of our common stock, our only class of voting or equity securities, by (a) each person who is known to us to own beneficially more than five percent of the outstanding shares of our common stock, (b) each of the Named Executive Officers, (c) each of our directors, and (d) all current executive officers and directors as a group. Unless otherwise indicated, the address for each individual listed below is c/o Volt Information Sciences, Inc., 1065 Avenue of Americas, New York, New York, 10018.

Name of Beneficial Owner	Shares of Common Stock (1)		Shares That May be Acquired Within 60 Days (2)	Percent of Class
Five Percent Shareholders (other than Named Executive Officers and Directors):
Point Lobos Capital, LLC	2,261,484	(3)	—	10.83%
Michael Shaw	1,903,515	(4)	—	9.12%
Linda Shaw	1,511,944	(5)	—	7.24%
Dimensional Fund Advisors, LP	1,408,842	(6)	—	6.75%
Canton Holdings, L.L.C.	1,380,497	(7)	—	6.61%
Named Executive Officers and Directors:
Steven A. Shaw	2,583,692	(8)	10,800	12.42%
Deborah Shaw	2,160,403	(9)	2,400	10.36%
Jerome Shaw	1,783,221	(10)	6,400	8.56%
Lloyd Frank	1,241,746	(11)	2,400	5.96%
Bruce G. Goodman	520,905	(12)	2,400	2.51%
Ronald Kochman	41,076	(13)	7,400	*
Howard B. Weinreich	38,845	(14)	—	*
James Whitney Mayhew	30,000	(15)	1,000	*
Theresa A. Havell	6,500		2,400	*
James Schmitt	125	(16)	7,800	*
Thomas Daley	—		7,800	*
Mark N. Kaplan	5,000		2,400	*
William H. Turner	2,000		2,400	*
Jack Egan	3,398	(17)	—	*
All executive officers and directors as a group (19 persons)	5,539,055		74,400	26.34%

*	Less than 1%

(1)	Except as noted, the named beneficial owners have sole voting and dispositive power with respect to their beneficially owned shares.

(2)	The shares underlying all equity awards that may be exercised within 60 days are deemed to be beneficially owned by the person or persons for whom the calculation is being made and are deemed to have been exercised for the purpose of calculating this percentage, including the shares underlying options where the exercise price is above the current market price.

(3)

Based on a Schedule 13G/A filed with the SEC on February 12, 2013 by Point Lobos Capital, LLC (“PLC”), Point Lobos Master Fund, L.P (“PLMF”) and Ryan Schaper (“Schaper”). PLC is an investment adviser whose clients, including PLMF, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. PLC is the General Partner of PLMF and

Schaper is the Manager of PLC. According to the Schedule 13G/A, (i) PLC and Schaper have shared voting and dispositive power with respect to all 2,261,484 shares; and (ii) PLMF has shared voting and dispositive power with respect to 1,943,068 shares. The address for Point Lobos Capital, LLC is 456 Montgomery Street, 22nd Floor, San Francisco, CA 94104

(4)	Includes (i) 373,753 shares owned jointly by Michael Shaw and his wife; (ii) 383,161 owned by Michael Shaw, Lloyd Frank (a director of the Company) and Steven Shaw (Michael Shaw’s brother and a director of the Company) as trustees of a trust for the benefit of Michael Shaw, as to which shares Michael Shaw may be deemed to have shared voting and investment power; (iii) 54,054 shares owned by Michael Shaw, Lloyd Frank and Steven Shaw as trustees of a trust for the benefit of two of Michael Shaw’s children, as to which shares Michael Shaw may be deemed to have shared voting and investment power; (iv) 792,031 shares owned by Michael Shaw, Lloyd Frank and Steven Shaw as trustees of a trust for the benefit of Michael Shaw’s siblings, as to which shares Michael Shaw may be deemed to have shared voting and investment power. The inclusion of the shares in clauses (iii) and (iv) is not an admission of beneficial ownership of those shares by Steven Shaw. Does not include (a) 516 shares owned by Michael Shaw’s wife individually; (b) 58,696 shares owned by Michael Shaw’s children who do not reside in his household; and (c) 14,216 shares owned by Steven Shaw as the sole trustee of trusts for the benefit of two of Michael Shaw’s children.

(5)	Includes (i) 63,956 shares owned by Linda Shaw, Bruce Goodman (her husband and a director of the Company) and Deborah Shaw (her sister and a director of the Company) as trustees of trusts for the benefit of the children of Linda Shaw, as to which shares Linda Shaw has shared voting and investment power; and (ii) 5,749 shares held by the William and Jacqueline Shaw Family Foundation, Inc., a charitable foundation of which Linda Shaw, Deborah Shaw and a daughter of Deborah Shaw are the directors, as to which shares Linda Shaw has shared voting and investment power. The inclusion of the shares in clauses (i) and (ii) is not an admission of beneficial ownership of those shares by Linda Shaw. Does not include (a) 19,244 shares owned by Bruce Goodman, individually; (b) 2,400 shares underlying a stock option held by Bruce Goodman that were granted to him by the Company as a director of the Company; (c) 1,500 shares held by Bruce Goodman as trustee of an irrevocable trust for the benefit of a child of Linda Shaw; and (d) 436,205 shares are owned by trusts for the benefit of Linda Shaw’s children, of which trusts Deborah Shaw and Bruce Goodman are co-trustees. The address for Linda Shaw is Shepherd Kaplan LLC c/o Bruce Goodman, 125 Summer Street, Boston, MA 02110.

(6)	Based on a Schedule 13G filed with the SEC on February 11, 2013 by Dimensional Fund Advisors LP, an investment advisor that furnishes investment advice to four investment companies and serves as an investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may also act as advisors or sub-advisors to certain of the Funds. In its role as investment advisors, sub-advisor and/or manager, neither Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over securities that are owned by the Funds. Dimensional may be deemed to be the beneficial owner of the shares held by the Funds through Dimensional, but all shares are owned by the Funds and Dimensional disclaims beneficial ownership of such shares.

(7)	Based on a Schedule 13G filed with the SEC on February 14, 2013 by Archer Capital Management, L.P. (“Archer”), as the investment manager to certain private investment funds, Canton Holdings, L.L.C. (“Canton”), as the general partner of Archer, Joshua A. Lobel (“Lobel”), an individual, as a principal of Canton, and Eric J. Edidin (“Edidin”), an individual, as a principal of Canton. According to the Schedule 13G, Canton, Archer, Lobel and Edidin have shared and dispositive power with respect to all 1,380,497 shares.

(8)

Includes (i) 14,216 shares held by the Steven Shaw as the sole trustee of trusts for the benefit of two nephews of Steven Shaw; (ii) 54,054 shares owned by Steven Shaw, Lloyd Frank (a director of the Company) and Michael Shaw (Steven Shaw’s brother) as trustees of a trust for the benefit of two of

Steven Shaw’s nephews, as to which shares Steven Shaw may be deemed to have shared voting and investment power; (iii) 147,250 shares owned by Steven Shaw, Lloyd Frank and Michael Shaw as trustees of a trust for the benefit of Steven Shaw, as to which shares Steven Shaw may be deemed to have shared voting and investment power; (iv) 331,649 shares owned by Steven Shaw, Lloyd Frank and Michael Shaw as trustees of a trust for the benefit of Michael Shaw and Rachel Shaw (Steven Shaw’s sister), as to which shares Steven Shaw may be deemed to have shared voting and investment power; (v) 198,764 shares owned by Steven Shaw, Lloyd Frank, Michael Shaw and Rachel Shaw as trustees of a trust for the benefit of Steven Shaw, as to which shares Steven Shaw may be deemed to have shared voting and investment power; and (vi) 497,529 shares owned by Steven Shaw, Lloyd Frank, Michael Shaw and Rachel Shaw as trustees of a trust for the benefit of Michael Shaw and Rachel Shaw, as to which shares Steven Shaw may be deemed to have shared voting and investment power. The inclusion of the shares in clauses (iii), (iv), (vi) and (viii) is not an admission of beneficial ownership of those shares by Steven Shaw.

(9)	Includes (i) 5,749 shares held by the William and Jacqueline Shaw Family Foundation, Inc., a charitable foundation of which Deborah Shaw, Linda Shaw and a daughter of Deborah Shaw are the director, as to which shares Deborah Shaw may be deemed to have shared voting and investment power; (ii) 71,220 shares owned by Deborah Shaw as custodian under the California Uniform Transfers to Minors Act for the benefit of her children; (iii) 63,596 shares owned by Deborah Shaw, Bruce Goodman (a director of the Company) and Linda Shaw (Deborah Shaw’s sister) as trustees of a trust for the benefit of the children of Linda Shaw, as to which shares Deborah Shaw may be deemed to have shared voting and investment power; and (iv) 436,205 shares owned by Deborah Shaw and Bruce Goodman as trustees of a trust for the benefit of Linda Shaw’s children, as to which shares Deborah Shaw may be deemed to have shared voting and investment power. The inclusion of the shares in clauses (i), (ii), (iii) and (iv) is not an admission of beneficial ownership of those shares by Deborah Shaw. Does not include 23,019 shares owned by Deborah Shaw’s husband; (b) 34,584 shares owned by the Deborah Shaw’s husband as custodian for children of Deborah Shaw; and (c) 259,830 shares held by the Deborah Shaw’s husband and his sister as co-trustees for the benefit of Deborah Shaw’s children.

(10)	Includes (i) 239,659 shares owned by Jerome Shaw as trustee under grantor retained annuity trusts for his benefit; (ii) 354,375 shares owned by Jerome Shaw and his wife as trustees of a trust for the benefit of one of their children, as to which shares Jerome Shaw may be deemed to have shared voting and investment power; and (iii) 27,299 shares held under the Company’s 401(k) plan. The inclusion of the shares in (ii) is not an admission of beneficial ownership of those shares by Jerome Shaw. Does not include 9,825 shares owned by Jerome Shaw’s wife individually or 12,750 shares owned by Family Foundation.

(11)	Includes (i) 54,054 shares owned by Lloyd Frank, Steven Shaw (a director of the Company), Michael Shaw and sons of Jerome Shaw as trustees of a trust for the benefit of two grandchildren of Jerome Shaw, as to which shares Lloyd Frank may be deemed to have shared voting and investment power; (ii) 478,899 shares owned by Lloyd Frank, Steven Shaw and Michael Shaw as trustees of a trust for the benefit of Steven Shaw, Michael Shaw and Rachel Shaw, as to which shares Lloyd Frank may be deemed to have shared voting and investment power; and (iii) 696,293 shares owned by Lloyd Frank, Steven Shaw, Michael Shaw and Rachel Shaw, as trustees of a trust for the benefit of Steven Shaw, Michael Shaw and Rachel Shaw, as to which shares Lloyd Frank may be deemed to have shared voting and investment power. The inclusion of the shares in clauses (i) through (iii) is not an admission of beneficial ownership of those shares by Lloyd Frank. Does not include 3,793 shares owned by Lloyd Frank’s wife individually.

(12)

Includes (i) 1,500 shares owned by Bruce Goodman as trustee of a trust for the benefit of his one of his children; (ii) 63,596 shares owned by Bruce Goodman, Linda Shaw (his wife), and Deborah Shaw (a director of the Company) as trustees of trusts for the benefit of the children of Bruce Goodman, as to which shares Bruce Goodman may be deemed to have shared voting and investment power; and (iii) 436,205 shares owned by Bruce Goodman and Deborah Shaw as trustees of a trust for the benefit of Mr. Goodman’s children, as to which shares Bruce Goodman may be deemed to have shared voting and investment power. The inclusion of the shares in clauses (i), (ii) and (iii) is not an admission of beneficial ownership of those shares by Bruce Goodman. Does not include (a) 962,862 shares owned by Bruce Goodman’s wife individually; and (b) 479,377 shares owned by Bruce Goodman’s wife under grantor retained annuity trusts for her benefit.

(13)	Includes (i) 1,075.55 shares held for Ronald Kochman’s benefit under the Company’s 401(k) plan and (ii) 40,000 shares that are subject to transfer restrictions.

(14)	Consists of 38,845 shares held under the Company’s 401(k) plan.

(15)	Consists of 30,000 shares that are subject to transfer restrictions.

(16)	Includes 125 shares held under the Company’s 401(k) plan.

(17)	Consists of 3,398 shares held under the Company’s 401(k) plan.

The following table sets forth certain information, as at November 1, 2009, with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
1995 Non-Qualified Stock Option Plan	61,530	$ 12.81	0 (a)
2006 Incentive Stock Plan	967,919	$ 8.70	532,081
Equity compensation plans not approved by security holders

Total	1,029,449	$ 8.94	532,081

(a)	Our 1995 Non-Qualified Stock Option Plan terminated on May 16, 2005 except for options previously granted under the plan.

The following table sets forth certain information, as at October 31, 2010, with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
1995 Non-Qualified Stock Option Plan	46,050	$ 12.14	0 (a)
2006 Incentive Stock Plan	941,925	$ 8.71	556,075
Equity compensation plans not approved by security holders

Total	987,975	$ 8.87	556,075

(a)	Our 1995 Non-Qualified Stock Option Plan terminated on May 16, 2005 except for options previously granted under the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review of Transactions with Related Persons

The Board has adopted a written policy regarding the review and approval of transactions involving certain persons that SEC regulations require to be disclosed in proxy statements, which are commonly referred to as “related person transactions.” A “related person” is defined under the applicable SEC regulation and includes our directors, executive officers, nominees for director and beneficial owners of 5% or more of our common stock. Under the written policy, the Audit Committee is responsible for reviewing and approving any related person transactions, and will consider factors it deems appropriate including:

•	whether the transaction is on terms no more favorable than terms generally available to an unrelated third party under the same or similar circumstances;

•	the benefits to the Company; and

•	the extent of the related person’s interest in the transaction.

During fiscal years 2009 and 2010, the Company paid or accrued $1.6 million and $4.2 million, respectively, to Troutman Sanders LLP, a law firm at which Lloyd Frank, a director of the Company, is Senior Counsel, for services rendered to the Company and expenses reimbursed.

From time to time the Company has employed, and will continue to employ, relatives of executive officers, as well as relatives of other full time employees. The Company believes that it has always employed, and will continue to employ, those individuals on the same terms that it employs unrelated individuals and for compensation that is less than the amount specified in Item 404 of Regulation S-K.

Independent Directors; Executive Sessions of the Board

The Board of Directors has determined that Theresa A. Havell, Mark N. Kaplan, Bruce G. Goodman, Deborah Shaw and William H. Turner meet the current independence requirements under the listing standards of the NYSE. The Board of Directors made these determinations based primarily upon a review of the responses of directors to questions regarding employment and compensation history, affiliations and family and other relationships and on discussions with them. The Board of Directors determined that there were no material relationships between any of such persons and the Company that could interfere with their exercise of independent judgment and that each meets the current independence requirements applicable to independent directors under the listing standards of the NYSE to serve on the Board of Directors.

The Board of Directors has also determined that Lloyd Frank meets the current independence requirements under the listing standards of the NYSE. Troutman Sanders LLP, or other law firms at which Lloyd Frank, a director of the Company, is or was counsel, have been retained by the Company since 1962 to review and advise the Company with respect to its legal position on numerous matters. These firms have also rendered professional services to William Shaw and currently render professional services to his estate and to Jerome Shaw, for which, William Shaw, his estate and Jerome Shaw were and are billed directly. The fees paid by the Company to Troutman Sanders LLP with respect to services rendered during fiscal years 2009 and 2010, exclusive of disbursement reimbursement, represented less than 2% of the firm’s consolidated gross revenues during the firm’s 2009 and 2010 fiscal years and were not material to the firm, which has approximately 650 attorneys. Mr. Frank is deemed to beneficially own 5.7% of the outstanding shares of our common stock. Mr. Frank has no other interests which preclude him from being independent under the NYSE’s criteria for service on the Board of Directors. The Board of Directors has determined that, in its judgment, such relationships did not interfere with Mr. Frank’s exercise of his independent judgment and that he meets the current independence requirements applicable to independent directors under rules of the NYSE to serve on the Board of Directors.

The non-management directors have held executive sessions. In accordance with the listing standards of the NYSE, these sessions are intended to promote open discussion among non-management directors. Mark N. Kaplan has been chosen by the non-management directors to preside at these sessions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees

Our Audit Committee appointed Ernst & Young LLP as our independent registered public accounting firm for the fiscal years ended November 2, 2008, November 1, 2009 and October 31, 2010. We incurred the following fees to Ernst & Young LLP for fiscal years 2008, 2009 and 2010 (in thousands):

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
Audit Fees	$6,109	$4,763	$5,157

Audit-Related Fees	115	813	566

Tax Fees	112	213	153

All Other Fees	-	-	-

Total	$6,336	$5,789	$5,876

Audit fees are for professional services rendered for the audit of the annual financial statements and the review of financial statements included in Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. The amounts presented include costs associated with the restatement of $2,123,000, $85,000 and $0 for fiscal years 2010, 2009 and 2008, respectively.

Audit-related fees are for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax fees include fees for services provided in connection with tax compliance, planning and reporting.

All other fees represent fees for products and services other than the services described above.

The Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining Ernst & Young LLP’s independence and has determined that such services are compatible with maintaining Ernst & Young LLP’s independence.

Pre-Approval Policy

Pursuant to the Audit Committee’s pre-approval policy, it is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditors or any other auditing or accounting firm. The Audit Committee may delegate pre-approval authority to one or more of its members, and such member or members must report all pre-approval decisions to the Audit Committee at its next scheduled meeting. All audit and non-audit services for fiscal 2008, 2009 and 2010 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as a part of this report:

(a)(2) Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(b) Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibits	Description
2.1	Asset Purchase Agreement, dated July 29, 2008, by and among YPG Directories, LLC, YPG Systems, LLC, and YPG Holdings Inc. and the Company, DataNational, Inc. and DataNational of Georgia, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed February 2, 2009; File No. 001-09232)

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed January 30, 1997; File No. 001-09232)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 11, 2007; File No. 001-09232)

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 11, 2009; File No. 001-09232)

4.1	Credit Agreement, dated February 28, 2008, by and among the Company, the Guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and JP Morgan Chase Bank, as syndication agent (incorporated by reference to Exhibit 4.1(p) to the Company’s Current Report on Form 8-K filed March 5, 2008; File No. 001-09232)

4.2	First Amendment to Credit Agreement, dated September 11, 2009, by and among the Company, the Guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 4.1(q) to the Company’s Current Report on Form 8-K filed September 17, 2009; File No. 001-09232)

4.3	Temporary Extension Agreement and Second Amendment to Credit Agreement, dated February 8, 2012, by and among the Company, the Guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 4.2(a) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

Exhibits	Description
4.4	Third Amendment to Credit Agreement and Temporary Extension, dated May 10, 2010, by and among the Company, the Guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 4.2(b) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

4.5	Security Agreement, dated May 10, 2010, by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 4.2(c) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

4.6	Fourth Amendment to Credit Agreement and First Amendment to Security Agreement, dated January 25, 2013, by and among the Company, the Guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 4.1(b) to the Company’s Current Report on Form 8-K filed January 31, 2013; File No. 001-09232)

4.7	Amended and Restated Receivables Purchase Agreement dated June 3, 2008, by and among Volt Funding Corp., the various buyers and buyers agents, the Company, and PNC Bank, National Association (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed September 5, 2008; File No. 001-09232)

4.8	Amendment No. 2 to the Amended and Restated Receivables Purchase Agreement, dated January 7, 2009, by and among Volt Funding Corp., the Company, Market Street Funding LLC, Relationship Funding Company, LLC, PNC Bank, National Association, and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2009; File No. 001-09232)

4.9	Letter Agreement, dated January 7, 2009, by and among PNC Bank, National Association, Fifth Third Bank, Volt Funding Corp., and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2009; File No. 001-09232)

4.10	Amendment No. 3 to the Amended and Restated Receivables Purchase Agreement, dated September 30, 2009, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2009; File No. 001-09232)

4.11	Amendment No. 4 to the Amended and Restated Receivables Purchase Agreement, dated February 8, 2010, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

4.12	Amendment No. 5 to the Amended and Restated Receivables Purchase Agreement, dated May 10, 2010, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(b) to the Company’s Current Report on Form 8-K filed May 14, 2010; File No. 001-09232)

4.13	Amendment No. 6 to the Amended and Restated Receivables Purchase Agreement, dated December 3, 2010, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed December 16, 2010; File No. 001-09232)

4.14	Amendment No. 7 to the Amended and Restated Receivables Purchase Agreement, dated March 16, 2011, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 22, 2011; File No. 001-09232)

4.15	Amendment No. 8 to the Amended and Restated Receivables Purchase Agreement, dated January 27, 2012, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed February 1, 2012; File No. 001-09232)

Exhibits	Description
4.16	Amendment No. 9 to the Amended and Restated Receivables Purchase Agreement, dated August 31, 2012, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed September 7, 2012; File No. 001-09232)

4.17	Amendment No. 10 to the Amended and Restated Receivables Purchase Agreement, dated December 13, 2012, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed December 17, 2012; File No. 001-09232)

4.18	Amendment No. 11 to the Amended and Restated Receivables Purchase Agreement, dated January 30, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed January 31, 2013; File No. 001-09232)

4.19	Amendment No. 12 to the Amended and Restated Receivables Purchase Agreement, dated February 27, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed March 4, 2013; File No. 001-09232)

4.20	Amendment No. 13 to the Amended and Restated Receivables Purchase Agreement, dated March 14, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed on March 14, 2013; File No. 001-09232)

4.21	Amendment No. 14 to the Amended and Restated Receivables Purchase Agreement, dated March 29, 2013, by and among Volt Funding Corp., the Company, Market Street Funding LLC and PNC Bank, National Association (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed on April 4, 2013; File No. 001-09232)

10.1*	1995 Non-Qualified Stock Option Plan of the Company (incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K filed January 27, 1999; File No. 001-09232)

10.2*	2006 Incentive Stock Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed February 27, 2007; File No. 001-09232)

10.3*	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed June 8, 2007; File No. 001-09232)

10.4*	Form of Restricted Stock Grant Notice for Employees

10.5*	Form of Restricted Stock Unit Agreement (Option 1) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 26, 2007; File No. 001-09232)

10.6*	Form of Restricted Stock Unit Agreement (Option 2) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 26, 2007; File No. 001-09232)

10.7*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 26, 2007; File No. 001-09232)

10.8*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 13, 2009; File No. 001-09232)

10.9*	Employment Agreement, dated May 1, 1987, by and between the Company and Jerome Shaw (incorporated by reference to Exhibit 19.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 1987; File No. 001-09232)

10.10*	Amendment to Employment Agreement, dated January 3, 1989, by and between the Company and Jerome Shaw (incorporated by reference to Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the year ended October 28, 1989; File No. 001-09232)

Exhibits	Description

10.11*	Employment Agreement, dated May 2, 1997, by and between the Company and James P. Schmitt

10.12*	Amendment to Employment Agreement, dated May 1, 2009, by and between the Company and James P. Schmitt

10.13*	Employment Agreement, dated December 26, 2012, by and between the Company and Ronald Kochman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2012; File No. 001-09232)

10.14*	Employment Agreement, dated December 24, 2012, by and between the Company and James Whitney Mayhew (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 28, 2012; File No. 001-09232)

10.15*	Employment Agreement, entered into on or about August 5, 2005, by and between the Company and Thomas Daley (incorporated by reference to Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K filed January 18, 2006; File No. 001-09232)

10.16*	Amendment No. 1 to the Employment Agreement, dated April 6, 2006, by and between the Company and Thomas Daley (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 10, 2006; File No. 001-09232)

10.17*	Retirement Agreement, dated November 26, 2012, by and between the Company and Thomas Daley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 28, 2012; File No. 001-09232)

10.18*	Employment Agreement, dated March 16, 2006, by and between the Company and Jack Egan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed March 22, 2006; File No. 001-09232)

10.19*	Severance Agreement and General Release, dated May 24, 2012, by and between the Company and Jack Egan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2012; File No. 001-09232)

10.20*	Retirement Agreement, dated May 29, 2012, by and between the Company and Howard Weinreich (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 31, 2012; File No. 001-09232)

10.21*	Consulting Agreement, dated May 29, 2012, by and between the Company and Howard Weinreich (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 31, 2012; File No. 001-09232)

10.22*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed September 9, 2005; File No. 001-09232)

10.23*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K filed January 12, 2007; File No. 001-09232)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

*  Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INFORMATION SCIENCES, INC.

Date: April 9, 2013	By:	/s/ Ronald Kochman
Ronald Kochman
President and Chief Executive Officer (Principal Executive Officer)

Date: April 9, 2013	By:	/s/ James Whitney Mayhew
James Whitney Mayhew
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 9, 2013	By:	/s/ Ronald Kochman
Ronald Kochman
President, Chief Executive Officer and Director

Date: April 9, 2013	By:	/s/ Lloyd Frank
Lloyd Frank
Director

Date: April 9, 2013	By:	/s/ Bruce G. Goodman
Bruce G. Goodman
Director

Date: April 9, 2013	By:	/s/ Theresa A. Havell
Theresa A. Havell
Director

Date: April 9, 2013	By:	/s/ Mark N. Kaplan
Mark N. Kaplan
Director

Date: April 9, 2013	By:	/s/ Deborah Shaw
Deborah Shaw
Director

Date: April 9, 2013	By:	/s/ Jerome Shaw
Jerome Shaw
Executive Vice President, Secretary and Director

Date:	By:
Steven A. Shaw
Director

Date: April 9, 2013	By:	/s/ William H. Turner
William H. Turner
Director

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Volt Information Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Volt Information Sciences, Inc. and subsidiaries as of November 2, 2008, November 1, 2009 and October 31, 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Information Sciences, Inc. and subsidiaries at November 2, 2008, November 1, 2009 and October 31 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, the consolidated financial statements for the period ended November 2, 2008 have been restated to correct accounting errors related to recognition of revenue and related customer costs primarily in the Computer Systems and Staffing Services segments, employment taxes and benefits, intangible assets, timing and recording of various accruals and income taxes.

As disclosed in Notes 12 and 21, the liquidity agreement under the Company’s Short-Term Financing Program expires on April 30, 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Volt Information Sciences, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 9, 2013 expressed an adverse opinion thereon.

/s/ Ernst & Young, LLP

New York, New York

April 9, 2013

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended

	October 31, 2010	November 1, 2009	November 2, 2008

			(As Restated)
REVENUE:
Staffing services revenue	$1,732,348	$1,717,255	$2,376,396
Other revenue	224,064	246,754	349,642

NET REVENUE	1,956,412	1,964,009	2,726,038

EXPENSES:
Direct cost of staffing services revenue	1,479,562	1,458,720	2,012,977
Cost of other revenue	191,730	230,031	340,131
Selling, administrative and other operating costs	281,102	288,404	358,406
Amortization of purchased intangible assets	1,434	1,435	10,520
Restructuring costs	3,149	10,739	1,504
Impairment of purchased intangibles and goodwill	-	-	135,232
Fees related to restatement and associated investigations	29,158	924	-

TOTAL EXPENSES	1,986,135	1,990,253	2,858,770

OPERATING LOSS	(29,723)	(26,244)	(132,732)

OTHER INCOME (EXPENSES):
Interest income	763	1,398	4,842
Interest expense	(2,633)	(4,006)	(7,604)
Foreign exchange gain (loss), net	166	(1,237)	2,851
Other (expense) income, net	(2,334)	352	(2,860)

TOTAL OTHER INCOME (EXPENSES)	(4,038)	(3,493)	(2,771)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(33,761)	(29,737)	(135,503)

Income tax provision (benefit)	62,614	(3,493)	(24,461)

LOSS FROM CONTINUING OPERATIONS	(96,375)	(26,244)	(111,042)

Income from discontinued operations, net of taxes	-	-	99,325

NET LOSS	$(96,375)	$(26,244)	$(11,717)

PER SHARE DATA:

Basic and diluted:
Loss from continuing operations	$(4.63)	$(1.26)	$(5.05)
Income from discontinued operations	$-	$-	$4.52

Net loss	$(4.63)	$(1.26)	$(0.53)
Weighted average number of shares	20,812	20,833	21,982

The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year ended
	October 31, 2010	November 1, 2009	November 2, 2008

			(As Restated)

Consolidated net loss	$(96,375)	$(26,244)	$(11,717)
Other comprehensive income (loss)
Foreign currency translation adjustments net of taxes of $0, $497 and $1,853, respectively	(1,646)	1,513	(10,050)
Unrealized gain (loss) on marketable securities net of taxes of $0, $54 and $76, respectively	(20)	81	(112)

Total other comprehensive income (loss)	(1,666)	1,594	(10,162)

Comprehensive loss	$(98,041)	$(24,650)	$(21,879)

The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	October 31, 2010	November 1, 2009	November 2, 2008

			(As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,084	$118,765	$120,929
Restricted cash	71,355	40,553	48,581
Short-term investments	5,226	4,775	4,178
Trade accounts receivable, net of allowances of $2,987, $3,240 and $4,487, respectively	329,134	265,005	387,148
Recoverable income taxes	12,244	13,371	2,437
Prepaid insurance	14,586	19,679	26,009
Other current assets	21,065	51,525	61,974

TOTAL CURRENT ASSETS	504,694	513,673	651,256

Prepaid insurance and other assets, excluding current portion	28,471	32,789	39,145
Deferred income taxes	6,983	40,970	43,356
Property, equipment and software, net	45,656	56,157	66,860
Purchased intangible assets, net and goodwill	13,320	14,754	16,188

TOTAL ASSETS	$599,124	$658,343	$816,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$61,745	$52,567	$63,118
Accounts payable	103,439	91,066	133,261
Accrued taxes other than income taxes	22,722	19,014	24,078
Accrued insurance and other	42,436	41,118	45,248
Deferred revenue, net, current portion	74,330	34,259	25,722
Income taxes payable, current portion	-	-	56,216
Short-term borrowings, including current portion of long-term debt	73,011	74,200	108,087

TOTAL CURRENT LIABILITIES	377,683	312,224	455,730

Accrued insurance, excluding current portion	11,812	13,140	20,713
Deferred revenue, net, excluding current portion	36,756	69,918	53,091
Income taxes payable, excluding current portion	8,612	7,971	7,152
Deferred income taxes	13,615	6,644	6,504
Long-term debt, excluding current portion	10,509	11,161	11,762

TOTAL LIABILITIES	458,987	421,058	554,952

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	-	-	-
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,500,103, 23,498,103 and 23,498,103 shares, respectively	2,350	2,350	2,350
Paid-in capital	71,004	69,944	69,264
Retained earnings	111,198	207,740	234,356
Accumulated other comprehensive loss	(2,535)	(869)	(2,463)
Treasury stock, at cost; 2,687,307, 2,687,307 and 2,655,297 shares, respectively	(41,880)	(41,880)	(41,654)

TOTAL STOCKHOLDERS’ EQUITY	140,137	237,285	261,853

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$599,124	$658,343	$816,805

The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock $0.10 Par Value					Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Paid-In Capital	Retained Earnings

BALANCE AT OCTOBER 28, 2007 (AS REPORTED)	23,480,103	$2,348	$50,740	$319,688	$2,660	$(22,900)	$352,536
Cumulative impact of restatement		-	18,256	(70,723)	5,039	-	(47,428)

BALANCE AT OCTOBER 28, 2007 (AS RESTATED)	23,480,103	2,348	68,996	248,965	7,699	(22,900)	305,108

Net loss		-	-	(11,717)	-	-	(11,717)
Share based compensation expense and stock options exercised including tax benefit of $53	18,000	2	268	-	-	-	270
Purchase of common stock for treasury		-	-	-	-	(18,754)	(18,754)
Other		-	-	(2,892)	-	-	(2,892)
Other comprehensive loss		-	-	-	(10,162)	-	(10,162)

BALANCE AT NOVEMBER 2, 2008 (AS RESTATED)	23,498,103	2,350	69,264	234,356	(2,463)	(41,654)	261,853

Net loss		-	-	(26,244)	-	-	(26,244)
Share based compensation expense		-	680	-	-	-	680
Purchase of common stock for treasury		-	-	-	-	(226)	(226)
Other		-	-	(372)	-	-	(372)
Other comprehensive income		-	-	-	1,594	-	1,594

BALANCE AT NOVEMBER 1, 2009	23,498,103	2,350	69,944	207,740	(869)	(41,880)	237,285

Net loss		-	-	(96,375)	-	-	(96,375)
Share based compensation expense and stock options exercised including tax benefit of $3	2,000	-	1,060	-	-	-	1,060
Other		-	-	(167)	-	-	(167)
Other comprehensive loss		-	-	-	(1,666)	-	(1,666)

BALANCE AT OCTOBER 31, 2010	23,500,103	$2,350	$71,004	$111,198	$(2,535)	$(41,880)	$140,137

The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended

	October 31, 2010	November 1, 2009	November 2, 2008

			(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(96,375)	$(26,244)	$(11,717)
Discontinued operations, net of taxes	-	-	(99,325)

Net loss from continuing operations	(96,375)	(26,244)	(111,042)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	23,693	27,602	40,857
Impairment of purchased intangibles and goodwill	-	-	135,232
Provisions for doubtful accounts and sales allowances	880	5,667	4,269
Unrealized foreign currency exchange loss (gain)	(253)	1,859	(1,927)
Loss on dispositions of property, equipment and software	99	577	547
Deferred income tax (benefit) provision	67,251	1,981	(29,017)
Share-based compensation expense related to employee stock options	1,044	680	51

Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(36,879)	116,476	(26,142)
Reduction in securitization of accounts receivable	-	-	(120,000)
Restricted cash related to customer contracts	(373)	8,028	(23,099)
Prepaid insurance and other assets	16,623	16,942	24,595
Accounts payable	(15,939)	(41,955)	23,003
Accrued expenses	11,076	(19,994)	(6,177)
Deferred revenue, net	5,945	24,509	27,889
Other liabilities	(2,012)	(1,107)	930
Income taxes	1,854	(66,562)	(11,998)

Net cash provided by (used in) operating activities	(23,366)	48,459	(72,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	3,251	1,422	1,661
Purchases of investments	(3,170)	(1,630)	(2,026)
Acquisitions, net	-	-	(1,074)
Proceeds from sales of property, equipment and software	788	4,410	-
Purchases of property, equipment and software	(13,244)	(20,524)	(25,533)

Net cash provided by (used in) investing activities	(12,375)	(16,322)	(26,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash restricted as collateral for borrowings	(30,429)	-	-
Net change in short-term borrowings	(1,257)	(33,889)	23,408
Repayment of long-term debt	(731)	(684)	(586)
Exercises of stock options	16	-	168
Purchase of treasury shares	-	(226)	(18,754)

Net cash provided by (used in) financing activities	(32,401)	(34,799)	4,236

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities from discontinued operations	-	-	7,044
Investing activities from discontinued operations	-	-	172,561

Cash provided by discontinued operations	-	-	179,605

Effect of exchange rate changes on cash	461	498	(4,254)

Net (decrease) increase in cash and cash equivalents	(67,681)	(2,164)	80,586

Cash and cash equivalents, beginning of year	118,765	120,929	40,343

Cash and cash equivalents, end of year	$51,084	$118,765	$120,929

Supplemental information:

Cash paid during the year
Interest expense	$2,584	$4,134	$8,019
Income taxes	$4,074	$63,907	$17,573

The accompanying notes are an integral part of these consolidated financial statements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

NOTE 1: Business

Volt Information Sciences, Inc. (Company) is a leading international provider of staffing services, call center computer systems, telecommunication services and other information solutions. Operating through an international network of servicing locations, the Company fulfills information technology (“IT”), engineering, administrative, and industrial workforce requirements of its customers for temporary and contingent personnel, managed service programs and personnel recruitment services. Call center computer systems are primarily for directory assistance, operator services, call centers and database management. Telecommunication services include the design, engineering, construction, installation and maintenance of voice, data, video and utility infrastructure. Other information solutions include IT managed services and maintenance and telephone directory publishing and printing. The Company was incorporated in New York in 1957.

NOTE 2: Restatement of Previously Issued Financial Statements and Other Significant Events

On July 17, 2009, the Company received an inquiry from the Securities and Exchange Commission (“SEC”), which the Company believes to have resulted from allegations of a purported whistleblower. The inquiry focused on the Company’s accounting for certain revenue transactions within its Computer Systems segment. As a result of this inquiry the Audit Committee of the Board of Directors directed management to commence a review of the accounting surrounding these transactions.

On September 9, 2009, the Company announced a delay in the filing of its Quarterly Report on Form 10-Q for the quarter ended August 2, 2009 because it required additional time to finalize its results as it was reexamining the accounting for certain revenue transactions recorded during the year ended November 2, 2008 and the year ended October 28, 2007. In particular, the Company announced that it was reviewing the applicability of certain accounting standards associated with revenue recognition related to its Computer Systems segment, to assess whether certain revenues and related costs should have been recorded in later periods.

As a result of the initial findings of the review, on December 23, 2009 the Company announced its financial statements as of and for the years ended November 2, 2008 and October 28, 2007 included in the Company’s Annual Reports on Form 10-K and the Company’s consolidated financial statements for the quarterly periods through May 3, 2009 included in the Company’s Quarterly Reports on Form 10-Q should no longer be relied upon and would be restated (“Restatement”). Additionally, the Company announced that the scope of the review had been further expanded to include additional customer contracts for the Computer Systems segment.

On May 11, 2010, the Company announced that as part of the restatement process it was also performing an overall review of its consolidated financial statements to determine whether any additional adjustments were necessary beyond those identified in the Computer Systems segment. Subsequently, the Company announced that it had determined that additional adjustments beyond those identified for the Computer Systems segment were necessary. In connection with the Restatement, the Board of Directors engaged experienced independent counsel to investigate the circumstances surrounding the significant restatement areas and senior management’s involvement with the underlying transactions. These internal investigations were completed in 2012.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

On November 8, 2010, the Company reported that the Staff of the SEC was conducting a non-public investigation, which the Company believed to be focused on accounting matters and that the Company was fully cooperating with the investigation. On January 10, 2013, the Company reached an agreement with the SEC regarding this investigation under which it did not admit or deny the SEC’s allegations, was not required to pay any monetary penalty and consented to a judgment enjoining the Company from violating Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and SEC Rules 10b-5, 12b-20, 13a-1 and 13a-11. The settlement was approved by the United States District Court for the Southern District of New York on January 18, 2013.

As a result of the Company’s delays in filing its Annual Report on Form 10-K for the year ended November 1, 2009, the NYSE Regulation, Inc. (the “NYSE”) suspended trading of the Company’s common stock effective January 27, 2011. On that date, the Company’s common stock commenced trading on the over-the-counter market under the symbol “VISI”, where it continues to be traded as of the date of this filing. Effective May 30, 2011, the NYSE removed the Company’s common stock from listing on the NYSE.

In connection with the Company’s Restatement and associated investigations, the Company has incurred various legal and accounting expenses in the amount of $29.2 million and $0.9 million in 2010 and 2009, respectively.

The adjustments required to correct errors in the consolidated financial statements as a result of completing the Restatement are described below. The cumulative adjustments required to correct the errors in the financial statements prior to the fiscal year ended November 2, 2008 are reflected in the restated stockholders’ equity as of October 28, 2007. The cumulative effect of those adjustments reduced previously reported retained earnings by $70.7 million, increased additional paid-in-capital by $18.3 million, and increased accumulated other comprehensive income by $5.0 million at October 28, 2007.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

The table below summarizes the effects of the Restatement adjustments on the Consolidated Statement of Operations for the year ended November 2, 2008 (in thousands, except per share amounts).

		Adjustments
		Revenue recognition & related customer costs

	As reported (1)	Software systems revenue	Service and other revenue	Services gross - net presentation	Employment taxes and benefits	Intangible assets	Income taxes and other	Restatement tax impacts	As restated

REVENUE:
Staffing services revenue	$2,037,499	$-	$30,228	$308,473	$-	$-	$196	$-	$2,376,396
Other revenue	389,819	(40,786)	113	-	-	-	496	-	349,642

NET REVENUE	2,427,318	(40,786)	30,341	308,473	-	-	692	-	2,726,038

EXPENSES:
Direct cost of staffing services revenue	1,704,841	-	(1,073)	308,473	438	-	298	-	2,012,977
Cost of other revenue	347,043	(2,652)	(5,308)	-	186	101	761	-	340,131
Selling, administrative and other operating costs	360,298	(5,532)	(743)	-	1,214	(38)	3,207	-	358,406
Amortization of purchased intangible assets	7,880	-	-	-	-	2,640	-	-	10,520
Restructuring costs	1,504	-	-	-	-	-	-	-	1,504
Impairment of purchased intangibles and goodwill	46,400	-	-	-	-	88,832	-	-	135,232

TOTAL EXPENSES	2,467,966	(8,184)	(7,124)	308,473	1,838	91,535	4,266	-	2,858,770

OPERATING LOSS	(40,648)	(32,602)	37,465	-	(1,838)	(91,535)	(3,574)	-	(132,732)

OTHER INCOME (EXPENSES):
Interest income	4,842	-	-	-	-	-	-	-	4,842
Interest expense	(7,624)	-	-	-	-	20	-	-	(7,604)
Foreign exchange gain, net	1,155	-	-	-	-	-	1,696	-	2,851
Other (expense) income, net	(3,892)	-	-	-	-	-	1,032	-	(2,860)

TOTAL OTHER INCOME (EXPENSES)	(5,519)	-	-	-	-	20	2,728	-	(2,771)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(46,167)	(32,602)	37,465	-	(1,838)	(91,515)	(846)	-	(135,503)
Income tax provision (benefit)	(11,896)	-	-	-	-	-	5,927	(18,492)	(24,461)

LOSS FROM CONTINUING OPERATIONS	(34,271)	(32,602)	37,465	-	(1,838)	(91,515)	(6,773)	18,492	(111,042)
Income from discontinued operations, net of taxes	98,485	-	(544)	-	-	-	(1,999)	3,383	99,325

NET INCOME (LOSS)	$64,214	$(32,602)	$36,921	$-	$(1,838)	$(91,515)	$(8,772)	$21,875	$(11,717)

PER SHARE DATA:

Basic and diluted:
Loss from continuing operations	$(1.56)								$(5.05)
Income from discontinued operations	$4.48								$4.52

Net income (loss)	$2.92								$(0.53)
Weighted average number of shares	21,982								21,982

(1)	Reflects certain reclassifications to amounts originally reported in the Company’s historical 2008 financial statements, as discussed in Reclassification of Previously Reported Amounts later in this note.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

The table below summarizes the effects of the Restatement adjustments on the Consolidated Balance Sheet at November 2, 2008 (in thousands, except share amounts).

		Adjustments
		Revenue recognition & related customer costs
	As reported (2)	Software systems revenue	Service and other revenue	Services gross - net presentation	Employment taxes and benefits	Intangible assets	Income taxes and other	Restatement tax impacts	As restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$120,929	$-	$-	$-	$-	$-	$-	$-	$120,929
Restricted cash	48,581	-	-	-	-	-	-	-	48,581
Short-term investments	4,178	-	-	-	-	-	-	-	4,178
Trade accounts receivable, net of allowances	488,482	(2,195)	(13,940)	(83,834)	221	-	(1,587)	-	387,148
Recoverable income taxes	-	-	-	-	-	-	2,399	38	2,437
Prepaid insurance	25,419	-	-	-	590	-	-	-	26,009
Other current assets	41,050	(3,245)	(1,063)	-	663	-	3,703	20,866	61,974

TOTAL CURRENT ASSETS	728,639	(5,440)	(15,003)	(83,834)	1,474	-	4,515	20,904	651,256

Prepaid insurance and other assets, excluding current portion	10,201	153	780	-	28,789	-	(778)	-	39,145
Deferred income taxes	17,081	-	-	-	-	(32)	165	26,142	43,356
Property, equipment and software, net	68,173	(1,110)	-	-	-	-	(203)	-	66,860
Purchased intangible assets, net and goodwill	101,685	(913)	-	-	-	(83,621)	-	(963)	16,188

TOTAL ASSETS	$925,779	$(7,310)	$(14,223)	$(83,834)	$30,263	$(83,653)	$3,699	$46,083	$816,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued compensation	$50,918	$-	$-	$-	$12,200	$-	$-	$-	$63,118
Accounts payable	215,265	168	1,066	(83,834)	(135)	199	531	-	133,261
Accrued taxes other than income taxes	22,227	-	(1,820)	-	3,563	-	108	-	24,078
Accrued insurance and other	36,674	(340)	-	-	8,679	9	1,853	(1,627)	45,248
Deferred revenue, net, current portion	12,846	11,245	1,631	-	-	-	-	-	25,722
Income taxes payable, current portion	55,569	-	-	-	-	(2,783)	12,401	(8,971)	56,216
Short-term borrowings, including current portion of long-term debt	108,216	-	-	-	-	(129)	-	-	108,087

TOTAL CURRENT LIABILITIES	501,715	11,073	877	(83,834)	24,307	(2,704)	14,893	(10,598)	455,730

Accrued insurance, excluding current portion	929	-	-	-	19,784	-	-	-	20,713
Deferred revenue, net, excluding current portion	2,431	50,660	-	-	-	-	-	-	53,091
Income taxes payable, excluding current portion	937	-	-	-	-	-	6,215	-	7,152
Deferred income taxes	14,551	-	-	-	-	850	2,967	(11,864)	6,504
Long-term debt, excluding current portion	12,082	-	-	-	-	(320)	-	-	11,762

TOTAL LIABILITIES	532,645	61,733	877	(83,834)	44,091	(2,174)	24,075	(22,462)	554,952

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00; Authorized - 500,000 shares; Issued - none	-	-	-	-	-	-	-	-	-
Common stock, par value $0.10; Authorized - 120,000,000 shares; Issued - 23,498,103 shares	2,350	-	-	-	-	-	-	-	2,350
Paid-in capital	51,006	-	-	-	-	18,160	-	98	69,264
Retained earnings	381,832	(68,281)	(14,741)	-	(13,769)	(101,037)	(19,626)	69,978	234,356
Accumulated other comprehensive income (loss)	(400)	(762)	(359)	-	(59)	1,398	(750)	(1,531)	(2,463)
Treasury stock, at cost; 2,655,297 shares	(41,654)	-	-	-	-	-	-	-	(41,654)

TOTAL STOCKHOLDERS’ EQUITY	393,134	(69,043)	(15,100)	-	(13,828)	(81,479)	(20,376)	68,545	261,853

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$925,779	$(7,310)	$(14,223)	$(83,834)	$30,263	$(83,653)	$3,699	$46,083	$816,805

(2)	Reflects certain reclassifications to amounts originally reported in the Company’s historical 2008 financial statements, as discussed in Reclassification of Previously Reported Amounts later in this note.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

The table below summarizes the effects of the Restatement adjustments on total comprehensive income (loss) for the year ended November 2, 2008 (in thousands).

	As reported	Total Adjustments	As restated

Consolidated net income (loss)	$64,214	$(75,931)	$(11,717)
Other comprehensive loss
Foreign currency translation adjustments	(2,948)	(7,102)	(10,050)
Unrealized loss on marketable securities	(112)	-	(112)

Total other comprehensive loss	(3,060)	(7,102)	(10,162)

Total consolidated comprehensive income (loss)	$61,154	$(83,033)	$(21,879)

The table below summarizes the effects of the restatement adjustments on the major subtotals for the Consolidated Statement of Cash Flows for the year ended November 2, 2008 (in thousands).

	As reported	Total Adjustments	As restated

Cash flows from operating activities
Net loss	$64,214	$(75,931)	$(11,717)
Discontinued operations, net of taxes	(98,485)	(840)	(99,325)

Net loss from continuing operations	(34,271)	(76,771)	(111,042)

Adjustments to reconcile net loss to cash provided by operating activities	77,819	72,193	150,012
Changes in operating assets and liabilities, net of assets acquired	(112,728)	1,729	(110,999)

Net cash used in operating activities	(69,180)	(2,849)	(72,029)
Net cash provided by (used in) investing activities	(28,558)	1,586	(26,972)
Net cash provided by financing activities	4,236	-	4,236

Cash flows from discontinued operations
Operating activities from discontinued operations	7,044	-	7,044
Investing activities from discontinued operations	171,298	1,263	172,561

Cash provided by discontinued operations	178,342	1,263	179,605

Effect of exchange rate changes on cash	(4,254)	-	(4,254)

Net increase in cash and cash equivalents	80,586	-	80,586
Cash and cash equivalents, beginning of year	40,343	-	40,343

Cash and cash equivalents, end of year	$120,929	$-	$120,929

The Restatement adjustments had no impact on the cash and cash equivalents balance as of November 2, 2008. The restatement adjustments impacting the consolidated statement of cash flows for the fiscal year ending November 2, 2008 are predominantly included in the Company’s net loss from continuing operations, offset by non-cash adjustments within net cash used in operating activities. The significant non-cash adjustments include increases to the impairment of purchased intangibles and goodwill and increases to the deferred income tax benefit attributable to the increase to deferred revenue which are disclosed in more detail later in this footnote. The decrease in cash used in investing activities primarily relates to the correction of recording certain software costs, which were

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

previously capitalized and presented as cash used in investing activities and now presented as cash used in operating activities. The adjustment to discontinued operations relates to the allocation of taxes associated with the discontinued operations.

The table below summarizes the effects of the cumulative restatement adjustments recorded to all periods prior to October 28, 2007 on previously reported beginning equity balances, with the adjustments categorized by the nature of the error (in thousands).

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income

As reported, October 28, 2007	$50,740	$319,688	$2,660

Restatement adjustments:
Software systems revenue	-	(38,174)	-
Service and other revenue	-	(51,698)	-
Employment taxes and benefits	-	(11,957)	-
Intangible assets	-	(2,602)	-
Income taxes and other	-	(17,631)	5,039
Restatement tax impacts	-	51,339	-
Increase in paid-in capital	18,256	-	-

	18,256	(70,723)	5,039

As restated, October 28, 2007	$68,996	$248,965	$7,699

The following is a discussion of the significant adjustments that were identified during the Restatement.

Revenue Recognition and Related Customer Costs

Software Systems Revenue

•

Net Revenue – The Company has revised the timing of revenue recognition for sales arrangements that include software, resulting in such revenue generally being recognized later than previously reported within the Computer Systems segment. The Company’s arrangements to sell telephone operator services-related systems, and enhancements to existing systems, generally contain multiple elements including the sale of software licenses and computer hardware, installation, implementation and integration services, as well as post-contract customer support (“PCS”). Revenue recognized under these arrangements is subject to the requirements of the Revenue Recognition Topic of the Financial Accounting Standards Board (“FASB”) Accounting Statements Codification (“ASC”), including guidance on software transactions, construction contracts and multiple element arrangements. Under these requirements, the aggregate arrangement fee for multiple element arrangements is required to be allocated to each of the elements in an amount equal to its fair value, based upon vendor-specific objective evidence. Fees allocated to each element of the arrangement are then to be recognized as revenue when the following criteria have been met: a) persuasive evidence of the sales arrangement

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

exists, b) delivery has occurred or services are rendered, c) the arrangement fee is fixed or determinable, and d) collectability of the resulting receivable is deemed probable. Historically, the Company recognized revenue as each element was delivered. However, the Company did not establish sufficient vendor-specific objective evidence of fair value for the undelivered elements of these arrangements (including PCS and installation services). Accordingly, the Company has revised its accounting to defer all revenue for these arrangements until customer acceptance of delivered elements is received and the only undelivered elements are services that are not essential to the functionality of the software solution. At that time, revenue recognition commences and the total arrangement fee is recognized ratably over the remaining period of performance of the arrangement, which is typically the PCS period.

•

Costs of Other Revenues – The Company has revised the timing of costs incurred in fulfillment of arrangements that include software to correspond with the timing of the recognition of the related revenue, as required under the guidance described above. Additionally, the Company has also revised the timing of the recognition of certain contract fulfillment costs that were previously deferred but that the Company determined should have been expensed as incurred.

•

Deferred Revenue, Net – The adjustments to net revenue and cost of other revenues, as discussed above, resulted in revenue and costs being deferred. As a result, the Company increased Deferred Revenue, Net.

•

Selling, Administrative and Other Operating Costs – The Company purchases and retains title to hardware used in providing services under some of its computer software systems sales arrangements. The Company reclassified depreciation and amortization associated with this hardware from Selling, Administrative and Other Operating Costs to Cost of Other Revenue.

Services and Other Revenue

The Company has revised the timing of revenue recognized under staffing services arrangements where it did not have, at the time the revenue was originally recognized, persuasive evidence of an arrangement. In addition, certain customer arrangements included guarantee or refund provisions and the Company has concluded it was not able to reliably estimate expected guarantees or refunds. These revisions have resulted in such revenue being recognized later than previously reported.

Additionally, the Company has revised the accounting for certain telecommunications construction-type contracts to exclude revenue in excess of costs incurred related to claims under certain contracts that were not probable of realization and reliably estimable, and to recognize expected losses in the period they became apparent for contracts under which losses were anticipated but had not yet been realized. These revisions resulted in losses being recognized earlier than previously reported.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

Services Gross-Net Presentation

The Company has revised the presentation of certain receivables, payables, revenue and direct cost of staffing services revenue related to managed service program (“MSP”) and subcontracting arrangements resulting in lower amounts of reported receivables and payables and higher amounts of reported revenue and direct cost of staffing services revenue.

Under the Company’s MSP arrangements, customers are provided with various services including administration of multiple vendors, centralized order processing for the customer’s contingent staffing providers (commonly referred to as “associate vendors”), processing of associate vendor billings into single, combined customer billings, distribution of payments to associate vendors on behalf of customers, detailed and customized management cost approval, and reporting on contingent staffing usage and costs.

In these MSP arrangements the customer contracts for contingent staff directly with the associate vendors and the Company provides MSP services as an agent of the customer. The Company is not the primary obligor for the contingent staffing services and does not have a right to the amount collectible for these services from the customer, as these amounts must be disbursed by the Company acting as an agent for its customers to the associate vendors. The Company previously reported the consolidated associate vendor billings as customer receivables with an offsetting associate vendor liability. The Company has revised its presentation of such billings to exclude amounts billed on behalf of associate vendors prior to the receipt of payments from customers and to reduce related payables as the Company has no obligation for the associate vendor billings prior to the receipt of funds from customers. For these arrangements, the Company historically presented the revenues and related expenses correctly on a net basis, and therefore there is no change to the consolidated statement of operations.

The Company also has staffing services arrangements under which it provides contingent workers to customers and obtains some of those workers from other vendors under subcontracting arrangements between the Company and the vendor. The Company is the principal in these transactions and is the primary obligor to the vendors. The Company previously recognized revenue for certain of these arrangements net of the related vendor costs despite being the primary obligor. For these situations, the Company has revised its presentation to include these amounts in revenue with the related expense as direct cost of staffing services revenue. For these arrangements, the Company historically presented the related receivables and payables correctly on a gross basis, and therefore there is no change to the consolidated balance sheet presentation.

Employment Taxes and Benefits

The Company has revised the timing of recognizing costs for its length-of-service based award program in its Staffing Services segment under which certain contingent workers are eligible for payments after meeting specified time-based criteria. These expenses were previously recognized upon payment and have been revised to accrue the expense, net of expected forfeitures, over the period the award is earned. As a result, the program expenses are now being recognized earlier than previously reported with a corresponding adjustment to Accrued Compensation.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

The Company has revised the costs recognized under its self-insured medical insurance program to reflect estimates for claims incurred but not reported to the program administrator, claims paid by the program administrator but not yet funded and an accrual for legal and other costs incurred when settling liabilities. Additionally, the presentation of the prepaid insurance and claim liabilities associated with the casualty insurance program, which were previously presented on a net basis, have been revised to report the gross assets in Prepaid Insurance and Other Assets and the gross liabilities in Accrued Insurance.

The Company has also revised the recognition of certain employment taxes, including penalties and interest, associated with certain employee expense reimbursements which were paid in excess of allowable limits under applicable tax regulations.

Intangible Assets

•

Goodwill Impairment – In its Computer Systems, Staffing Services and Other segments, the Company revised the amount of its goodwill impairment charge originally recorded in fiscal year 2008. Goodwill is required to be assessed at the reporting unit level by comparing the reporting unit fair value to its carrying value. Reporting units are sometimes the same as operating segments, but generally multiple reporting units comprise an operating segment. The Company has revised the calculation of its fiscal year 2008 goodwill impairment to be at the reporting unit level, instead of the operating segment level, resulting in a higher impairment charge than previously reported.

•

Intangible Asset Impairment – In its Computer Systems segment, the Company revised the carrying amount of its finite and indefinite lived intangible assets to record impairment in fiscal year 2008. The Company has revised the calculation of its impairment assessment to be at the asset group level, instead of the operating segment level, resulting in an impairment charge.

•

Acquisition of Nortel Directory Operator Services – The Company has revised the amounts originally recorded in 2004 for the acquisition of the Nortel Directory Operator Services business (“Nortel DOS”) in exchange for a 24% minority ownership of the Company’s subsidiary, Volt Delta Resources, LLC (“VDR”), to recognize a gain in Paid-In-Capital and an increase in Purchased Intangibles, Net in the consolidated balance sheet. The acquisition occurred on August 2, 2004, and principally consisted of a customer base and contracts, intellectual property and inventory and the assumption of certain specified liabilities of the Nortel DOS business in exchange for a 24% minority equity interest in VDR. The acquisition was accounted for as a business combination in accordance with the Business Combination Topic of the ASC. The transfer of VDR stock in exchange for Nortel DOS caused a reduction in the Company’s ownership percentage in VDR. The Company should have recorded a gain through Paid-In-Capital of $18.3 million in August 2004 resulting from the excess of the value of the proceeds received from Nortel over the carrying value of the proportionate interest in VDR sold to Nortel. Additionally, the Company has reassessed its fair value determination and the remaining useful lives of the customer backlog acquired and the customer contract obligation assumed with Nortel DOS.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

•

Reacquisition of 24% Minority Interest in VDR – In December 2005, VDR repurchased its 24% minority interest from Nortel Networks. The reacquisition was accounted for as a step acquisition which required an adjustment to the carrying value attributable to VDR’s identifiable net assets. The Company has identified accounting errors related to the step acquisition, the correction of which resulted in an increase in certain intangible assets subject to amortization, including its customer relationships and existing technology intangible assets, with a corresponding reduction in goodwill.

Income taxes and other

•

The Company has revised the provisions recognized for certain tax matters. Based on a review of the Company’s tax return positions, certain tax matters were identified that should have been recorded in periods earlier than originally reported. These adjustments primarily relate to the deductibility of certain employee benefits, the correction of tax basis errors in prior US Federal tax filings, and various state income tax matters, inclusive of estimated interest and related penalties, offset by the correction of income and depreciation expense in prior US Federal tax filings. The Company has also revised its accounting for taxes on undistributed earnings of its foreign subsidiaries which are no longer considered permanently reinvested.

•

The Company has revised the timing of recognition of certain accruals and other items, primarily to correct certain revenues and expenses previously reported on a calendar-month basis to instead reflect the fiscal-month period, to record certain software license expenses ratably over the license period rather than in the period paid and to correct the timing of the recognition of costs incurred in the development of internal use software, resulting in the costs being recognized as expenses earlier than previously reported. The Company has also revised the timing of the recognition of changes in foreign exchange rates on intercompany balances and the recognition of hedging gains and losses, both of which also had a corresponding impact to Accumulated Other Comprehensive Income.

Restatement Tax Impacts

The revision to reflect the tax impacts of the restatement adjustments resulted in a cumulative increase in net deferred tax assets of $42.9 million through October 28, 2007 primarily attributable to the increase in deferred revenue.

Reclassification of Previously Reported Amounts

In connection with the Restatement, the Company has also reclassified certain of its operating expenses in its historical financial statements in order to provide more insight into direct costs of

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

revenue for its staffing service business, which is the Company’s most significant source of revenue. These reclassifications are as follows (in thousands):

	Originally reported	Reclassification	As reported above
Cost of services	$2,290,183	$(2,290,183)	$-
Direct cost of staffing services revenue	-	1,704,841	1,704,841
Cost of other revenue	-	347,043	347,043
Selling, administrative and other operating costs	91,243	269,055	360,298
Depreciation and amortization	38,636	(38,636)	-
Amortization of purchased intangible assets	-	7,880	7,880

The purpose of these reclassifications was primarily to:

•

Segregate the previously reported total “Cost of services” between cost of staffing service revenue and costs of all other revenues of the Company. Cost of staffing services revenue is further broken down to report all Direct Costs of Staffing Services Revenue on a separate line, with indirect costs of staffing services revenue being reclassified to Selling, Administrative and Other Operating Costs.

•	Reclassify depreciation and amortization expense for all assets other than purchased intangible assets into Cost of Other Revenue and Selling, Administrative and Other Operating Costs.

These expense reclassifications are further discussed in Note 3(e).

•

In connection with the Restatement, the Company has also reclassified certain of its assets in its historical financial statements to conform with the current year classification as follows (in thousands):

	Originally reported	Reclassification	As reported above
Inventory	$29,025	$(29,025)	$-
Deferred income taxes	9,685	(9,685)	-
Other current assets	11,265	29,785	41,050
Prepaid insurance and other assets, excluding current portion	1,276	8,925	10,201

The Company has reclassified deferred contract costs, previously reported in inventory, to Other Current Assets and reclassified the Company’s spare parts inventory, previously reported in inventory, to Prepaid Insurance and Other Assets, excluding current portion. Additionally, the current deferred income tax asset has been reclassified to Other Current Assets.

Adjustment to Segment Composition

As part of the Restatement, the composition of the Computer Systems segment has been revised to exclude a reporting unit that does not meet the criteria for inclusion in the reportable segment. That reporting unit is now included in the Other segment category.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

NOTE 3: Summary of Significant Accounting Policies

(a)	Fiscal Year

The Company’s fiscal year ends on the Sunday nearest October 31st. The 2010 and 2009 fiscal years each consisted of 52 weeks and the 2008 fiscal year consisted of 53 weeks.

(b)	Consolidation

The consolidated financial statements include the accounts of the Company and all of the majority-owned subsidiaries over which the Company exercises control. All intercompany balances and transactions have been eliminated in consolidation. The Company accounts for investments over which it has significant influence but not a controlling financial interest using the equity method of accounting.

(c)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, assumptions and judgments, including those related to revenue recognition, allowance for doubtful accounts, contract costing and reserves, valuation of goodwill, intangible assets and other long-lived assets, business combinations, stock compensation, employee benefit plans, restructuring accruals, income taxes and related valuation allowances and loss contingencies. Actual results could differ from those estimates and changes in estimates are reflected in the period in which they become known.

(d)	Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. The following revenue recognition policies define the manner in which the Company accounts for specific transaction types:

Staffing Services

Revenue is primarily derived from supplying contingent staff to the Company’s customers or providing other services on a time and material basis. Contingent staff primarily consist of temporary employees working under a contract for a fixed period of time or on a specific customer project. Revenue is also derived from permanent placement services, which is generally recognized after placements are made and when the fees are not contingent upon any future event.

Reimbursable costs, including those related to travel and out-of-pocket expenses, are also included in net revenue, and equivalent amounts of reimbursable costs are included in direct cost of staffing services revenue.

Under certain of the Company’s service arrangements, contingent staff are provided to customers through contracts involving other vendors or contractors. When the Company is the principal in the transaction and therefore the primary obligor for the contingent staff, it records the gross amount of the

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

revenue and expense from the service arrangement. When the Company acts only as an agent for the customer and is not the primary obligor for the contingent staff, it records revenue net of vendor or contractor costs.

The Company is generally the primary obligor when it is responsible for the fulfillment of the services under the contract, even if the contingent workers are neither employees of the Company nor directly contracted by the Company. Usually in these situations the contractual relationship with the vendors and contractors is exclusively with the Company and the Company bears customer credit risk and generally has latitude in establishing vendor pricing and has discretion in vendor or contractor selection.

The Company is generally not the primary obligor when it provides comprehensive administration of multiple vendors for customers that operate significant contingent workforces, referred to as Managed Service Programs. The Company is considered an agent in these transactions if it does not have responsibility for the fulfillment of the services by the vendors or contractors (referred to as associate vendors). In such arrangements the Company is typically designated by its customers to be a facilitator of consolidated associate vendor billing and a processor of the payments to be made to the associate vendors on behalf of the customer. Usually in these situations the contractual relationship is between the customer, the associate vendor and the Company, with the associate vendors being the primary obligor and assuming the customer credit risk and the Company generally earning negotiated fixed mark-ups and not having discretion in supplier selection.

Software Systems

Revenue primarily relates to sales of telephone operator services-related software systems and enhancements to existing systems. These arrangements generally contain multiple elements including the software development and customization, sale of software licenses and computer hardware, installation, implementation and integration services, as well as post-contract customer support (“PCS”). Revenues are recognized under these arrangements following the FASB’s revenue recognition requirements, including guidance on software transactions, construction contracts and multiple element arrangements. Under these requirements, the aggregate arrangement fee for multiple element arrangements is required to be allocated to each of the elements in an amount equal to its fair value, generally based upon vendor-specific objective evidence (“VSOE”) of fair value. Fees allocated to each element of the arrangement are then recognized as revenue when all other revenue recognition criteria have been met. As the Company has not established VSOE of fair value for the elements of these arrangements (including PCS and installation services), all revenue for these arrangements is deferred until customer acceptance of the delivered elements is received and the only undelivered elements are services that are not essential to the functionality of the software solution. At that time, revenue recognition commences and the arrangement fee is recognized ratably over the element with the longest remaining period of performance of the arrangement, which is typically the PCS period. The customer is generally invoiced upon delivery of the individual elements which typically results in cash being collected prior to revenue being recognized.

Database Access Services

Revenue from stand-alone arrangements to access the Company’s proprietary telephone listing databases by telephone companies, inter-exchange carriers and non-telco customers is recognized over

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

the period access is provided, based on a fixed minimum fee or variable fees based on the volume of activity, provided that all other revenue recognition criteria are met.

Maintenance Services

Revenue from stand-alone PCS, hardware maintenance, and computer and network operations support services under fixed-price contracts is generally recognized ratably over the contract period, provided that all other revenue recognition criteria are met, and the cost associated with these contracts is recognized as incurred. For hardware maintenance or support time and material contracts, the Company recognizes revenue and costs as services are rendered, provided that all other revenue recognition criteria are met.

Engineering and Construction Services

Revenue from performing engineering and construction services is recognized either on the completed contract method for those contracts that are of a short-term nature, or on the percentage-of-completion method, measuring progress using the cost-to-cost method, provided that all other revenue recognition criteria are met. Known or anticipated losses on contracts are provided for in the period they become evident. Claims and change orders that are in the process of being negotiated with customers for additional work or changes in the scope of work are included in the estimated contract value when it is deemed probable that the claim or change order will result in additional contract revenue and such amount can be reliably estimated.

e)	Expense Recognition

Direct Cost of Staffing Services Revenue

Direct Cost of Staffing Services Revenue consists primarily of contingent employee payroll, related employment taxes and benefits, and the cost of facilities used by contingent employees in fulfilling assignments and projects for staffing services customers, including reimbursable costs. Indirect cost of staffing services revenue is included in Selling, Administrative and Other Operating Costs. The direct costs differ from the selling, administrative and other operating costs in that they arise specifically and directly from the actions of providing services to customers.

Cost of Other Revenue

Cost of Other Revenue consists of the direct and indirect cost of providing non-staffing services, which include payroll and related employment taxes, benefits, materials, data costs, and equipment rental costs.

Selling, Administrative and Other Operating Costs

Selling, Administrative and Other Operating Costs primarily relate to the Company’s selling and administrative efforts as well as the indirect costs associated with providing staffing services.

(f)	Research and Development

Research and development costs include certain expenditures on research, development and engineering for products that will be sold or licensed, as well as internal use software. Software development costs related to software that will be sold or licensed externally to third parties and that

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

qualify for capitalization are not material and, accordingly are expensed as incurred. Costs for software that will be used for internal purposes and are incurred during the preliminary project activities and post-implementation activities are recorded as research and development expense as incurred. Research and development costs are included in Selling, Administrative and Other Operating Costs.

(g)	Comprehensive Income (Loss)

Comprehensive income (loss) is the net income (loss) of the Company combined with other changes in stockholders’ equity not involving ownership interest changes. For the Company, such other changes include foreign currency translation, and mark-to-market adjustments related to available-for-sale securities.

(h)	Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(i)	Short-Term Investments and Related Deferred Compensation

The Company has a nonqualified deferred compensation and supplemental savings plan that permits eligible employees to defer a portion of their salary. The employee salary deferral is invested in short-term investments corresponding to the employees’ investment selections, primarily mutual funds, which are held in a trust and are reported at current market prices. The liability associated with the nonqualified deferred compensation and supplemental savings plan consists of participant deferrals and earnings thereon, and is reflected as a current liability within accrued compensation in an amount equal to the fair value of the underlying short-term investments held in the plan. Changes in asset values result in offsetting changes in the liability as the employees realize the rewards and bear the risks of their investment selections.

(j)	Property, Equipment and Software

Property and equipment are stated at cost and depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Costs for software that will be used for internal purposes and incurred during the application development stage are capitalized and amortized to expense over the estimated useful life of the underlying software. Training and maintenance costs are expensed as incurred.

The major classifications of property, equipment and software, including their respective expected useful lives, consisted of the following:

Buildings	25 to 32 years
Machinery and equipment	3 to 15 years
Leasehold improvements	Shorter of length of lease or life of the asset
Software	3 to 7 years

Property, equipment and software are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or it is no longer probable that software development will be completed. If circumstances require a long-lived asset or asset group be reviewed for possible impairment, the Company first compares undiscounted cash flows

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

expected to be generated by each asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds the fair value.

(k)	Purchased Intangible Assets, Net and Goodwill

Intangible Assets

Intangible assets with finite useful lives consist of customer relationships which are amortized on a straight line basis over 5 to 8 years.

Intangible assets with finite useful lives are reviewed for impairment and the useful lives are reassessed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually using a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined by using various valuation techniques including income (discounted cash flow), market and/or consideration of recent and similar purchase acquisition transactions.

The Company performs its annual impairment review of goodwill in its second fiscal quarter and when a triggering event occurs between annual impairment tests.

(l)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using current tax laws and rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company must then assess

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

the likelihood that its deferred tax assets will be realized. If the Company does not believe that it is more likely than not that its deferred tax assets will be realized, a valuation allowance is established. When a valuation allowance is increased or decreased, a corresponding tax expense or benefit is recorded.

Accounting for income taxes involves uncertainty and judgment in how to interpret and apply tax laws and regulations within the Company’s annual tax filings. Such uncertainties may result in tax positions that may be challenged and overturned by a tax authority in the future which would result in additional tax liability, interest charges and possible penalties. Interest and penalties are classified as a component of income tax expense.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. Changes in recognition or measurement are reflected in the period in which the change in estimate occurs.

(m)	Share-Based Compensation

The Company recognizes all employee share-based compensation as a cost in the financial statements. Equity awards are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of restricted stock awards are determined using the closing price of the Company’s common stock on the grant date. Expense is recognized over the requisite service period based on the number of options or shares expected to ultimately vest. Forfeitures are estimated at the date of grant and revised when actual or expected forfeiture activity differs materially from original estimates.

Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as financing cash inflows in the consolidated statement of cash flows.

(n)	Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates during the year which approximate the rates in effect at the transaction dates. The resulting translation adjustments are directly recorded to a separate component of accumulated other comprehensive income (loss). Gains and losses arising from intercompany foreign currency transactions that are of a long-term nature are reported in the same manner as translation adjustments. Gains and losses arising from intercompany foreign currency transactions that are not of a long-term nature and certain transactions of the Company’s subsidiaries which are denominated in currencies other than the subsidiaries’ functional currency are recognized as incurred in Foreign Exchange Gain (Loss), Net.

(o)	Fair Value Measurement

On November 3, 2008 the Company adopted “Fair Value Measurements” (ASC 820), with no impact to its consolidated results and financial position. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

in pricing an asset or liability in the principal or most advantageous market. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Quoted prices in active markets for similar assets and liabilities, quoted prices for identically similar assets or liabilities in markets that are not active and models for which all significant inputs are observable either directly or indirectly.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs for inactive markets.

The Company uses this framework for measuring fair value and disclosures about fair value measurement. The Company uses fair value measurements in areas that include: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing for goodwill and long-lived assets; share-based compensation arrangements and financial instruments. The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, restricted cash, accounts receivable, accounts payable, short-term borrowings under the Company’s credit facilities and its long-term debt, approximated their fair values, due to the short-term nature of these instruments, and for the long-term debt, based on the interest rates the Company believes it could obtain for borrowings with similar terms.

The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

(p)	Legal and Other Contingencies

The Company is subject to certain legal proceedings as well as demands, claims and threatened litigation that arise in the normal course of the Company’s business. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, a liability and an expense are recorded for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Actual expenses could differ from these estimates. The Company will change these estimates in subsequent periods as additional information becomes known.

(q)	Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions and deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and the Company mitigates its credit risk by spreading its deposits across multiple financial institutions and monitoring their respective risk profiles.

(r)	Hedging Activities

On a limited basis, the Company enters into derivative and nonderivative (short-term foreign denominated debt) instruments as an economic hedge of its net investment in certain foreign

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

subsidiaries. All derivative instruments are recognized as either assets or liabilities at their respective fair values. For the nonderivative instruments, the Company measures the foreign denominated short-term borrowings based on period-end exchange rates. The Company does not designate and document these instruments as hedges under ASC 815 “Derivatives and Hedging”. As a result, gains and losses associated with these instruments are recognized in Foreign Exchange Gain (Loss), net in our consolidated statements of operations.

(s)	Earnings (Loss) Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted-average number of common shares outstanding during the period. The diluted earnings per share computation includes the effect, if any, of shares that would be issuable upon the exercise of outstanding stock options and restricted stock units, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the year, when such amounts are dilutive to the earnings per share calculation.

(t)	Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity.

(u)	New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

Recently Adopted Accounting Standards

Effective October 29, 2007, the Company adopted “Accounting for Uncertainty in Income Taxes” (ASC 740). The effect of adoption was a cumulative decrease to Retained Earnings of $2.5 million included in “Other” in the consolidated statement of stockhoders’ equity.

Effective November 3, 2008 the Company adopted “Fair Value Measurements” (ASC 820), with no impact to its consolidated results and financial position as discussed earlier in this note.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which increases the prominence of items reported in other comprehensive income. The Company elected to early adopt the provisions of this standard. The adoption impacts the presentation of comprehensive income only and had no effect on the Company’s financial position, results of operations or cash flows. It requires that the components of comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected to retroactively present two separate statements - the “Consolidated Statements of Operations” and the “Consolidated Statements of Comprehensive Income (Loss)”. In addition, as permitted by ASU 2011-05, the Company also retroactively adjusted the Consolidated Statements of Stockholders’ Equity to summarize the total net components of other comprehensive income (loss) and included a reconciliation of the changes in accumulated other comprehensive income (loss).

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

New Accounting Standards Not Yet Adopted by the Company

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This standard amends FASB ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, to eliminate the requirement that all undelivered elements have vendor specific objective evidence of selling price (VSOE) or third party evidence of selling price (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE and TPE for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will then be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE, TPE or the entity’s estimated selling price. Additionally, the new guidance will require entities to disclose additional information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company’s adoption of this standard, effective the first day of fiscal 2011, will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This standard applies to multiple-element arrangements that contain both software and hardware elements. Specifically, it excludes tangible products containing software and non-software components that together function to deliver the product’s essential functionality from the scope of the requirements of ASC 985-605 Software Revenue Recognition. This standard is to be applied prospectively to all revenue transactions entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. The Company’s adoption of this standard, effective the first day of fiscal 2011, will not have an impact on its consolidated financial statements.

NOTE 4: Restricted Cash

Restricted cash includes amounts related to requirements under certain contracts with managed service program customers for whom the Company manages the customers’ contingent staffing requirements, including processing of associate vendor billings into single, combined customer billings and distribution of payments to associate vendors on behalf of customers, as well as minimum cash deposits required to be maintained as collateral associated with the Company’s Short-Term Credit Facility. Distribution of payments to associate vendors are generally made shortly after receipt of payment from customers, with undistributed amounts included in restricted cash and accounts payable between receipt and distribution of these amounts. Changes in restricted cash collateral for credit facilities is reflected in financing activities while changes in restricted cash under managed service programs is classified as an operating activity, as this cash is directly related to the operations of this business.

At October 31, 2010, November 1, 2009 and November 2, 2008 restricted cash included $41.0 million, $40.6 million and $48.6 million, respectively, restricted for payment to associate vendors and at October 31, 2010, $30.4 million restricted as collateral under the Short-Term Credit Facility.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

NOTE 5: Financial Instruments Measured at Fair Value

The following table presents assets/(liabilities) measured at fair value (in thousands):

	October 31, 2010	November 1, 2009	November 2, 2008	Fair Value Hierarchy

Short-term investments	$5,226	$4,775	$4,178	Level 1

Total financial assets	$5,226	$4,775	$4,178

Deferred compensation plan liabilities	$5,226	$4,775	$4,178	Level 1

Total financial liabilities	$5,226	$4,775	$4,178

The fair value of the deferred compensation plan liabilities is based on the fair value of the short-term investments corresponding to the employees’ investment selections, primarily in mutual funds, based on quoted prices in active markets for identical assets. The deferred compensation plan liability is recorded in Accrued Compensation.

Available for sale securities of $0.2, million, $0.2 million and $0.1 million at October 31, 2010, November 1, 2009 and November 2, 2008, respectively, are classified within Other Current Assets.

NOTE 6: Trade Accounts Receivable

Trade accounts receivable includes both billed and unbilled amounts due from customers. Billed trade receivables are recorded at the invoiced amount less allowances and do not bear interest. Unbilled receivables represent accrued revenue earned and recognized on contracts for which billings have not yet been presented to the customer. At October 31, 2010, November 1, 2009 and November 2, 2008 trade accounts receivable included unbilled receivables of $23.6 million, $18.1 million and $34.7 million, respectively.

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions, customers’ financial condition, and current receivables aging and payment patterns. Additions to the allowance for doubtful accounts are recorded to Selling, Administrative and Other Operating Expense. The Company also maintains a sales allowance for specific customers related to billing disputes and potential billing rate adjustments. The amount of the allowances are determined based on historical credits issued and additions to the sales allowance are recorded as a reduction to net revenue. Account balances are written off against the allowances when the Company believes it is probable the receivable will not be recovered.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

For the years ended October 31, 2010, November 1, 2009 and November 2, 2008, the activity in the allowance accounts is as follows (in thousands):

	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year

Year Ended October 31, 2010:
Sales allowance	$2,475	$302	$(293)	$2,484
Allowance for doubtful accounts	765	663	(925)	503

	$3,240	$965	$(1,218)	$2,987

	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year

Year Ended November 1, 2009:
Sales allowance	$1,407	$5,756	$(4,688)	$2,475
Allowance for doubtful accounts	3,080	(740)	(1,575)	765

	$4,487	$5,016	$(6,263)	$3,240

	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year

Year Ended November 2, 2008: (As Restated)
Sales allowance	$1,726	$734	$(1,053)	$1,407
Allowance for doubtful accounts	1,819	3,262	(2,001)	3,080

	$3,545	$3,996	$(3,054)	$4,487

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

NOTE 7: Property, Equipment and Software

Property, equipment and software consisted of (in thousands):

	October 31, 2010	November 1, 2009	November 2, 2008

			(As Restated)

Land and buildings	$24,779	$24,681	$24,126
Machinery and equipment	132,351	145,483	155,613
Leasehold improvements	12,271	11,519	14,665
Less: Accumulated depreciation and amortization	(132,895)	(138,195)	(142,690)

Property and equipment	36,506	43,488	51,714
Software	94,844	92,102	86,990
Less: Accumulated amortization	(85,694)	(79,433)	(71,844)

Property, equipment and software, net	$45,656	$56,157	$66,860

Depreciation and amortization expense totaled $23.7 million, $27.6 million, and $40.9 million for the fiscal years ended 2010, 2009, and 2008, respectively. Depreciation and amortization is included in Cost of Other Revenue and Selling, Administrative and Other Operating Costs in the consolidated statements of operations.

NOTE 8: Purchased Intangible Assets, Net and Goodwill

Purchased intangible assets, excluding goodwill, as of October 31, 2010, November 1, 2009 and November 2, 2008 are summarized as follows (in thousands):

	October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)

Finite-lived customer relationships	$7,963	$(2,977)	4,986	3.5
Indefinite-lived tradename	495	-	495

Total	8,458	$(2,977)	$5,481

	November 1, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)

Finite-lived customer relationships	$7,963	$(1,543)	6,420	4.5
Indefinite-lived tradename	495	-	495

Total	8,458	$(1,543)	$6,915

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

	November 2, 2008 (As Restated)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)

Finite-lived customer relationships	$7,963	$(109)	$7,854	5.5
Indefinite-lived tradename	495	-	495

Total	$8,458	$(109)	$8,349

In the fourth quarter of fiscal 2008, a contraction in the overall global economy, rising unemployment and a decline in consumer spending accelerated a severe worldwide recession. As a result, the Company experienced reduced demand for temporary staffing, software systems and other services, a decline in recent and projected operating results and significant decreases in its market capitalization. These conditions led to a negative business outlook and the significant adverse change in business conditions triggered an evaluation of goodwill and intangible asset impairment. In fiscal 2008, the Company recorded an impairment of intangible assets and goodwill in the amount of $135.2 million of which $83.6 million related to goodwill for the Computer Systems segment, $39.2 million related to finite-lived intangible assets for the Computer Systems segment, $8.2 million related to goodwill for the Other segment, $2.8 million related to goodwill for the Staffing Services segment, and $1.5 million related to indefinite-lived intangible assets for the Computer Systems segment.

The finite-lived intangible asset impairment charge was recorded to reduce the carrying values of these assets to their fair value. Revenue and the resulting cash flows of the reporting unit are significant inputs in the calculation of the fair value of the intangible asset and the decline in recent and projected cash flows resulted in a decrease in the fair value of the Company’s finite-lived intangible assets in fiscal year 2008 and a corresponding impairment charge. These remaining assets continue to be amortized over their remaining useful lives. The impairment charge associated with an indefinite-lived trade name is primarily due to a reduction in the forecasted net revenue associated with the trade name as well as a reduction in the estimated royalty rate used in determining its fair value.

The amount of amortization expense for purchased intangible assets in each of the succeeding years is estimated to be as follows (in millions):

Fiscal Year	Amount
2011	$1,435
2012	1,426
2013	1,335
2014	790

Total	$4,986

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

The following represents the change in the carrying amount of goodwill for each segment during each fiscal year.

	Staffing Services	Computer Systems	Other
October 28, 2007 (As Restated)	$11,394	$85,230	$8,161
Goodwill acquired	1,050	832	-
Foreign currency translation adjustment	(1,849)	(2,434)	-
Impairment	(2,756)	(83,628)	(8,161)

November 2, 2008 (As Restated)	$7,839	$-	$-

November 1, 2009 and October 31, 2010	$7,839	$-	$-

As discussed above, the economic conditions in the fourth quarter of fiscal 2008 led to a negative business outlook and the significant adverse change in business conditions triggered an evaluation of goodwill impairment prior to the annual review performed each second quarter. The Company performed an interim impairment test as of November 2, 2008 and as a result of the completion of step one of the impairment analysis the Company concluded that, as of November 2, 2008, the fair value of certain reporting units were below their respective carrying values. In fiscal 2008, the Company recorded a goodwill impairment charge in the amount of $94.5 million of which $83.6 million related to goodwill for the Computer Systems segment, $8.2 million related to goodwill for the Other segment and $2.8 million related to goodwill for the Staffing Services segment.

The following is a summary of the impact of the goodwill and intangible asset impairment charge:

	Pre- Impairment Net Carrying Value	Impairment Charge	Post- Impairment Net Carrying Value
Year Ended November 2, 2008: (As Restated)
Goodwill	$102,384	$(94,545)	$7,839
Finite-lived intangible assets	47,020	(39,166)	7,854
Indefinite-lived intangible assets	2,016	(1,521)	495

	$151,420	$(135,232)	$16,188

Goodwill is required to be assessed for impairment at the reporting unit level by comparing the reporting unit fair value to its carrying value. Reporting units are sometimes the same as reportable segments, but are generally multiple reporting units comprise an operating segment.

The Company considered the income, market and recent and similar purchase acquisition transactions in arriving at its indicators of value. The Company used income and market approaches to arrive at its valuation conclusion. The income approach was given greater weight than the market approach due to the lack of strongly comparable companies, the significant fluctuations in the financial markets and the lack of recently comparable transactions. The material assumptions used for the income approach were the forecasted revenue growth by reporting unit as well as the discount rate and long-term growth rate, which were determined based on historical rates and current market conditions. For the market

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

approach, the material assumptions were financial data for comparable companies, adjusted for differences in size, diversification and profitability. The Company also considered the control premium and other qualitative factors including its low float, concentrated ownership and limited analyst coverage.

NOTE 9: Accrued Insurance

(a)	Casualty Insurance Program

In certain states, the Company purchases workers’ compensation insurance through mandated participation in state funds, and the experience-rated premiums in these state plans relieve the Company of any additional liability. Liability for workers’ compensation in all other states as well as automobile and general liability is insured under a retrospective experience-rated insurance program for losses exceeding specified deductible levels and the Company is self-insured for losses below the specified deductible limits.

The Company makes payments to the insurance carrier for premiums based upon the underlying exposure, such as the amount and type of labor utilized. The premiums are subsequently adjusted based on actual claims experience. The experience modification process includes establishing loss development factors, based on the historical claims experience of the Company as well as industry experience, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. Adjustments to final paid premiums are determined as of a future date up to three years after the end of the respective policy year, using the level of claims paid and incurred. Under the insurance program, any additional losses incurred greater than the policy deductible limit arising from claims associated with an insurance policy are absorbed by the insurer and not the Company.

The Company recognizes expense and establishes accruals for amounts estimated to fund incurred amounts up to the policy deductible, both reported and not yet reported, and for related legal and other costs. The Company develops estimates for losses incurred but not yet reported using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the length of time over which payments are expected to be made. Actuarial estimates are updated as loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Expense recognized by the Company under its casualty insurance program amounted to $16.3 million, $8.9 million and $13.6 million in fiscal years 2010, 2009, and 2008, respectively.

(b)	Medical Insurance Programs

The Company is self-insured for a majority of its medical benefit programs for contingent and internal employees. Eligible contingent staff on assignment with customers are offered medical benefits through the program utilized for the Company’s internal staff in addition to a fully insured program administered through a third party. While the Company provides the majority of medical benefits for internal staff through a self-insured arrangement with a third-party administrator, it also maintains

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

insurance coverage for a portion of that medical program (primarily through HMOs) as well as the entire dental program. Employees contribute a portion of the cost of these medical benefit programs.

The liability for the self-insured medical benefits is limited on a per claimant basis through the purchase of stop-loss insurance. The Company’s retained liability for the self-insured medical benefits is determined utilizing actuarial estimates of expected losses based on statistical analyses of historical data. Amounts contributed by employees and additional amounts necessary to fund the self-insured program administered by the third party are transferred to a 501(c)(9) employee welfare benefit trust. Accordingly, these amounts, other than the current liabilities for the employee contributions and expected loss amounts not yet remitted to the trust, do not appear on the consolidated balance sheet of the Company. The Company records the expense associated with the expected losses, net of employee contributions, in Direct Cost of Staffing Services Revenue, Cost of Other Revenue, or Selling, Administrative and Other Operating Costs, depending on the employee’s role. Expense recognized by the Company under its self-insured medical benefit programs amounted to $14.0 million, $14.7 million and $15.5 million in fiscal years 2010, 2009, and 2008, respectively.

NOTE 10: Deferred Revenue, Net

Deferred revenue arises primarily related to certain software systems and staffing arrangements. Software systems revenue arises from software development and customization, sale of software licenses and computer hardware, installation, implementation and integration services and PCS. Because the Company is not able to establish the fair value for these various elements, the Company defers all revenue and related direct costs for these arrangements until customer acceptance of delivered elements is received and the only undelivered elements are services that are not essential to the functionality of the software solution. At that time revenue and cost recognition commences and the total arrangement fee is recognized ratably over the remaining period of performance of the arrangement, which is typically the PCS period. Accordingly, cash is generally received in advance of revenue recognition. As of October 31, 2010, November 1, 2009 and November 2, 2008, the Company had deferred revenue of $125.0 million, $123.0 million, and $90.4 million, which is presented net of related deferred costs of $23.8 million, $23.9 million and $18.0 million, respectively, associated with software system sales.

Deferred revenue also arises from staffing services arrangements when the Company does not yet have persuasive evidence of an arrangement, typically due to ongoing customer negotiations, yet services have been provided. Additionally, certain customer arrangements include performance guarantees and cancellation provisions which result in deferred revenue until the amounts are not contingent upon future events and the service has been performed. In these instances the Company must defer recognition of revenue until the criteria for persuasive evidence of an arrangement are met. As of October 31, 2010, November 1, 2009 and November 2, 2008, the Company had deferred revenue of $5.1 million, $0.8 million, and $2.0 million associated with staffing services arrangements.

Deferred revenue is classified as current or non-current based on the anticipated period in which the revenue is expected to be recognized.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

NOTE 11: Income Taxes

Income (loss) before income taxes is derived from (in thousands):

	Year ended

	October 31, 2010	November 1, 2009	November 2, 2008

			(As Restated)

US Domestic	$(38,419)	$(32,819)	$(116,006)
International, principally Europe	4,658	3,082	(19,497)

Continuing operations	(33,761)	(29,737)	(135,503)
Discontinued operations	-	-	165,030

	$(33,761)	$(29,737)	$29,527

Income tax expense (benefit) from continuing operations by taxing jurisdiction and discontinued operations consists of (in thousands):

	Year ended

	October 31, 2010	November 1, 2009	November 2, 2008

			(As Restated)

Current:
US Federal	$(8,728)	$(10,215)	$(1,639)
US States	216	1,310	3,300
International, principally Europe	3,875	3,431	2,895

	(4,637)	(5,474)	4,556

Deferred
US Federal	54,904	(857)	(19,419)
US States	13,160	881	(6,925)
International, principally Europe	(813)	1,957	(2,673)

	67,251	1,981	(29,017)

Continuing operations	62,614	(3,493)	(24,461)
Discontinued operations	-	-	65,705

	$62,614	$(3,493)	$41,244

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

The difference between the income tax provision (benefit) on income from continuing operations and the amount computed at the US federal statutory rate is due to:

	Year ended

	October 31, 2010	November 1, 2009	November 2, 2008

			(As Restated)

U.S. federal statutory rate	35.0%	35.0%	35.0
State income tax, net of US federal tax benefits	(34.0)	(15.7)	6.5
Income from international sources	(8.4)	(5.8)	(5.9)
International tax rate differentials	1.7	2.1	-
Foreign permanent differences	(3.7)	(5.2)	0.4
Meals and entertainment	(5.2)	(5.8)	(0.3)
General business credits	3.8	4.9	0.9
Uncertain tax positions	(2.1)	(1.5)	(1.5)
Foreign tax credit	10.9	4.1	3.1
Other, net	2.4	(0.9)	(1.9)
Non-deductible goodwill impairment	-	-	(14.8)
Change in valuation allowance for deferred tax assets	(185.9)	0.6	(3.4)

	(185.5)%	11.8%	18.1

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year ended

	October 31, 2010	November 1, 2009	November 2, 2008

			(As Restated)

Deferred tax assets:
Deferred income	$39,026	$35,881	$29,135
Purchased intangible assets	15,016	15,993	16,486
Net operating loss carryforwards	10,544	9,112	7,399
Compensation accruals	9,784	11,421	11,969
Accruals and other reserves	4,325	4,659	4,555
US federal tax credits	5,673	-	-
Allowance for doubtful accounts	775	812	1,144
Accelerated tax depreciation and amortization	3,042	3,323	6,289
Other, net	3,755	4,053	3,749

Total deferred tax assets	91,940	85,254	80,726
Less valuation allowance	(84,880)	(10,064)	(4,525)

Deferred tax assets, net	$7,060	$75,190	$76,201

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

	Year ended

	October 31, 2010	November 1, 2009	November 2, 2008

			(As Restated)

Deferred tax liabilities:
Unremitted earnings from foreign subsidiaries	$7,443	$5,960	$3,786
Software development ocsts	600	1,641	2,790
Other, net	363	617	104

Total deferred tax liabilities	8,406	8,218	6,680

Net deferred tax asset (liability)	$(1,346)	$66,972	$69,521

Balance sheet classification
Current assets	$7,170	$32,792	$32,848
Non-current assets	6,983	40,970	43,356
Current liabilities	(1,884)	(146)	(179)
Non-current liabilities	(13,615)	(6,644)	(6,504)

Net deferred tax asset (liability)	$(1,346)	$66,972	$69,521

Current deferred tax assets are included in Other Current Assets and current deferred tax liabilities are included in Accrued Insurance and Other in the consolidated balance sheet.

At October 31, 2010 the Company has available unused US federal net operating loss (NOL) carryforwards of $3.5 million, US state NOL carryforwards of $66.5 million, and international NOL carryforwards of $20.4 million. As of October 31, 2010, the US federal NOL carryforwards can be carried forward through 2017, the US state NOL carryforwards expire at various dates through 2030, and the international NOL carryforwards expire at various dates with some indefinite. Based on the expected timing of recognition of deferred income, the Company expects the temporary differences associated with deferred income to result in additional NOL carryforwards that, along with the rest of the net deferred tax assets, will be primarily dependent upon future taxable income for realization.

A valuation allowance has been recognized due to the uncertainty of realization of the loss carryforwards and other deferred tax assets. Realization of deferred tax assets is dependent upon reversals of existing taxable temporary differences, taxable income in prior carryback years, and future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets. In the second quarter of fiscal year 2010, the Company’s cumulative US domestic results for the three-year period then ended were a loss. Accordingly, the Company recorded a $64.3 million valuation allowance against US domestic deferred tax assets as a non-cash charge to income tax expense, which increased the total valuation allowance to $84.9 million. In reaching this conclusion, the Company considered the US domestic demand for temporary staffing, software systems and other

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

services and a decline in recent operating results which led to operating losses causing the Company to be in a three-year cumulative loss position. Management believes that the remaining deferred tax assets, primarily related to international locations, are more likely than not to be realized based upon consideration of all positive and negative evidence, including scheduled reversal of deferred tax liabilities and tax planning strategies determined on a jurisdiction by jurisdiction basis.

At October 31, 2010, the undistributed earnings of the Company’s non-U.S. subsidiaries are not intended to be permanently invested outside of the U.S. and U.S. taxes are therefore provided for.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. Upon adoption of “Accounting for Uncertainty in Income Taxes” (ASC 740) in fiscal 2008, the Company recorded a cumulative decrease to Retained Earnings of $2.5 million included in “Other” in the consolidated statement of stockholders’ equity. The Company does not currently anticipate that its existing reserves related to uncertain tax positions as of October 31, 2010 will significantly increase or decrease in subsequent periods; however, various events could cause the Company’s current expectations to change in the future.

The following table sets forth the change in the accrual for uncertain tax positions, excluding interest and penalties (in thousands):

	2010	2009	2008
			(As Restated)

Balance, beginning of year	$8,070	$7,571	$4,299
Increase related to current year tax positions	418	516	3,272
Lapse of statute of limitations	(14)	(17)	-

	$8,474	$8,070	$7,571

Of the total unrecognized tax benefits, at October 31, 2010, November 1, 2009 and November 2, 2008, approximately $3.2 million, $3.1 million and $2.9 million, respectively, would affect the Company’s effective income tax rate, if and when recognized in future years. The amount accrued for interest and penalties at October 31, 2010, November 1, 2009 and November 2, 2008 was $2.6 million, $2.0 million, and $1.3 million, respectively. Approximately $0.3 million of the unrecognized tax benefits reversed in fiscal year 2011 as a result of a lapse of statute of limitations.

The Company is subject to taxation at the federal, state and local level in the United States and in various international jurisdictions. With few exceptions, the Company is generally no longer subject to examination by the United States federal, state, local or non-US income tax authorities for years before fiscal 2004.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

The following describes the open tax years, by major tax jurisdiction, as of October 31, 2010:

United States-Federal	2004-present

United States-State	2004-present

Canada	2006-present

Germany	2006-present

United Kingdom	2006-present

NOTE 12: Debt

(a)	Short-Term Borrowings

At October 31, 2010, the Company had various short-term credit facilities with various banks and financial conduits which provided for borrowings and issuance of letters of credit of up to an aggregate of $203.4 million, including the Company’s $150.0 million five-year accounts receivable securitization program (“Short-Term Financing Program”) and the $42.0 million five-year revolving credit agreement (“Short-Term Credit Facility”). Borrowings under the Short-Term Credit Facility require full cash collateralization as discussed further below.

As of October 31, 2010, the Company had total outstanding short-term borrowings of $72.4 million and was required to maintain $30.4 million in cash collateral for those outstanding short-term borrowings. At October 31, 2010, the available borrowings under the short-term borrowing facilities included $100.0 million under the Short-Term Financing Program and $21.0 million under the Short-Term Credit Facility.

i)	Short-Term Financing Program

In June 2008, the Company modified its previous Short-Term Financing Program to obtain secured loans under a multi-buyer agreement. Under this program the Company sells receivables related to its staffing services business to a wholly owned bankruptcy-remote subsidiary of the Company, Volt Funding Corp (“Volt Funding”), which then enters into financing agreements, secured by these receivables, with certain third party lenders. Volt Funding is a separate entity, included in these consolidated financial statements, whose assets are available first to satisfy the claims of its creditors. The Company retains the servicing responsibility for the receivables, and the borrowings under the Short-Term Financing Program and related receivables remain on the consolidated balance sheet.

The Short-Term Financing Program is subject to termination under certain circumstances including the default rate on receivables, as defined, exceeding a specified threshold or the rate of collections on receivables failing to meet a specified threshold. At October 31, 2010, the Company was in compliance with the covenants, as amended to defer the timing of delivery of audited fiscal year 2009 and 2010 financial statements until April 30, 2013, fiscal year 2011 audited financial statements until May 31, 2013 and fiscal year 2012 audited financial statements until September 30, 2013. The facility, as amended, expires on April 30, 2014, subject to certain restrictions which can accelerate that timing including the expiration of the liquidity arrangements between the administrator and the third party lenders. The current liquidity agreement expires on April 30, 2013 and in accordance with the terms in the agreement the Company can request, from time to time, an extension to the liquidity agreement.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

To reduce credit related facility fees, the Company reduced the credit available under the facility from $200.0 million to $175.0 million in January 2009 and then further reduced it to $150.0 million in September 2009. At October 31, 2010, November 1, 2009 and November 2, 2008 the Company had borrowings of $50.0 million under the program and the pledged receivables, in an equal amount, are included as Trade Accounts Receivable, Net in the consolidated balance sheets. These borrowings bore a weighted average interest rate of 3.4%, 3.4% and 5.4% respectively per annum, which is inclusive of certain facility and program fees.

Prior to June 2008, the Company’s securitization program involved the transfer of receivables which were accounted for as sales and therefore the carrying value of receivables sold were removed from the Company’s consolidated balance sheet. At October 31, 2010 there are no outstanding receivables that were sold prior to the commencement of the modified Short-Term Financing Program in June 2008.

ii)	Short-Term Credit Facility

On February 28, 2008, the Company entered into a $42.0 million credit agreement to replace its then-expiring $40.0 million secured credit agreement with an unsecured credit facility of which up to $15.0 million may be used for letters of credit and up to $25.0 million for borrowing in alternative currencies. On May 11, 2010, the Short-Term Credit Facility was amended to require cash collateral covering 105% of certain baseline amounts covering both the Short-Term Credit Facility and other unrelated facilities provided by the lender banks and suspend the previously required financial ratios and covenants. On January 25, 2013, the Short-Term Credit Facility was further amended primarily to extend the expiration date to March 31, 2015, increase the borrowing amount available to $45 million, remove the financial ratio covenants, increase the amount that may be used for letters of credit to $25 million, and require minimum liquidity of $15 million in unrestricted cash or Short-Term Financing Program borrowing availability. The amendment also removed certain limitations previously placed on incurring additional indebtedness, the level of annual capital expenditures, the amount of investments, including business acquisitions and mergers, and the amount of loans that may be made by the Company to its subsidiaries.

The Short-Term Credit Facility is subject to a facility fee and borrowings bear various interest rate options that are available to the Company. The interest rates are calculated using a combination of base rate measures plus a margin over those rates. The base rates consist of LIBOR rates and prime rates and the margin over the base rate is based on the Company’s leverage at the time of borrowing. At October 31, 2010, November 2, 2009 and November 1, 2008 borrowings bore a weighted average interest rate of 3.5%, 3.0% and 5.9% respectively per annum, inclusive of the facility fee.

At October 31, 2010, November 1, 2009 and November 2, 2008, the Company had $18.0 million, $18.6 million and $8.3 million, respectively, drawn on this Short-Term Credit Facility which was used to hedge the Company’s net investment in certain foreign subsidiaries. At October 31, 2010 and November 1, 2009 the Company also had $3.0 million in letters of credit outstanding. There were no letters of credit outstanding at November 2, 2008.

iii)	Short-Term Delta Credit Facility

In December 2006, Volt Delta entered into a secured credit facility which was terminated in August 2009. The Delta Credit Facility allowed for the issuance of revolving loans and letters of credit in the

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

aggregate of $100.0 million. In February 2009, at the request of the Company, the available credit facility was reduced from $100.0 million to $75.0 million to reduce credit related facility fees. At November 2, 2008, $41.7 million was drawn on this facility, of which $6.7 million was used to hedge the Company’s net investment in certain foreign subsidiaries, which was fully repaid in 2009 prior to the termination of the agreement. The borrowings bore a weighted average interest rate of 5.6% per annum at November 2, 2008.

(b)	Long-Term Debt

In September 2001, a subsidiary of the Company borrowed $15.1 million under a loan agreement, of which $11.2 million was outstanding at October 31, 2010. The twenty-year loan, which bears interest at 8.2% per annum and requires principal and interest payments of $0.4 million per quarter, is secured by a deed of trust on certain land and buildings and is guaranteed by the Company.

Long-term debt consists of the following (in thousands):

	October 31, 2010	November 1, 2009	November 2, 2008

			(As Restated)

8.2% term loan	$11,161	$11,762	$12,315
Less amounts due within one year	652	601	553

Total long-term debt	$10,509	$11,161	$11,762

Principal payment maturities on long-term debt outstanding at October 31, 2010 are:

Fiscal year	Amount
2011	$652
2012	708
2013	768
2014	833
2015	905
Thereafter	7,295

Total	$11,161

NOTE 13: Derivatives and Hedging

The Company enters into derivative and non-derivative financial instruments to hedge its net investment in certain foreign subsidiaries. During fiscal years 2008 through 2010, the Company primarily used short-term foreign currency borrowings to hedge its net investments in certain foreign operations. The Company also used derivative instruments, such as foreign currency options and exchange contracts, to hedge certain net investments in fiscal 2008.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

At October 31, 2010, November 1, 2009 and November 2, 2008, the Company had outstanding $18.0 million, $18.6 million and $15.0 million, respectively, of foreign currency denominated short-term borrowings used to hedge the Company’s net investment in certain foreign subsidiaries. Additionally, during 2008, the Company entered into and exercised two derivative instruments that were purchased to hedge the Company’s net investment in Canada. The Company does not designate and document these instruments as hedges under ASC 815 “Derivatives and Hedging”, and as a result gains and losses associated with these instruments are included in Foreign Exchange Gain (Loss), net in our consolidated statements of operations. For fiscal years 2010, 2009 and 2008, net gains/ (losses) on these borrowings and instruments of $0.0 million, $(1.9) million and $2.5 million, respectively, were included in Foreign Exchange Gain (Loss), net. At October 31, 2010, November 1, 2009, and November 2, 2008 the Company had no outstanding foreign currency derivative contracts.

NOTE 14: Stockholders’ Equity

(a)	Common Stock

Each outstanding share of common stock is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during fiscal years 2010, 2009 or 2008. The holders of common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. There is no preferred stock outstanding.

(b)	Treasury Stock

On June 2, 2008, Volt Information Sciences, Inc.’s Board of Directors approved a stock repurchase program whereby the Company is authorized to repurchase up to an additional 1,500,000 shares of the Company’s common stock. Shares repurchased prior to this authorization plan were purchased under a previous buy-back plan that was approved by the Board of Directors on September 6, 2006. The 2006 plan approved the repurchase of up to 1,500,000 of the Company’s common stock. During fiscal years 2008 and 2009 the Company repurchased 1.6 million and 32,010 shares of its common stock at an average price of $11.67 and $7.08 per share for approximately $18.8 million and $0.2 million, respectively. No shares were repurchased in 2010. As of October 31, 2010 the Company may purchase up to 309,255 additional shares under the 2008 authorization, subject to limitations contained in the Company’s debt agreements.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

(c)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) are as follows (in thousands):

	Foreign currency gains / (losses)	Unrealized gains / (losses) on securities	Accumulated other comprehensive income (loss)

October 28, 2007 (As Restated)	$7,610	$89	$7,699
Current period other comprehensive loss	(10,050)	(112)	(10,162)

November 2, 2008 (As Restated)	$(2,440)	$(23)	$(2,463)

Current period other comprehensive income	1,513	81	1,594

November 2, 2009	$(927)	$58	$(869)

Current period other comprehensive loss	(1,646)	(20)	(1,666)

October 31, 2010	$(2,573)	$38	$(2,535)

NOTE 15: Stock Compensation Plans

As of October 31, 2010, the Company had two share-based compensation plans, the 2006 Plan and 1995 Plan, which are discussed below. At October 31, 2010, there were 556,075 shares available for future grants.

2006 Plan

In April 2007, the shareholders of the Company approved the Volt Information Sciences, Inc. 2006 Incentive Stock Plan (2006 Plan). The 2006 Plan permits the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock and Restricted Stock Units related to the Company’s common stock to employees and nonemployee directors of the Company through September 6, 2016. The aggregate number of shares that may be issued pursuant to awards made under the 2006 Plan shall not exceed 1,500,000 shares and the options will be granted at a price of no less than 100% of the fair market value of the Company’s common stock at the date of grant.

On December 18, 2007, the Company granted to employees (i) 233,000 restricted stock units with a weighted average grant date fair value of $13.32 and (ii) non–qualified stock options to purchase 152,996 shares of the Company’s common stock at a weighted average exercise price of $13.32 per share under the 2006 Plan. If certain net income targets are met in fiscal years 2007 through 2011, the restricted stock units begin to vest over a five-year period through 2016. Similarly, if certain net income targets are met in fiscal years 2008 through 2012, substantially all the stock options will vest over a four-year period through 2016. There was no compensation expense recognized on the grants with net income targets for the fiscal years 2010, 2009, and 2008 because the achievement was not deemed probable.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

During 2009, the Company granted employees and non-employee directors of the company non-qualified stock options to purchase 678,750 shares of the Company’s stock under the 2006 Plan. These options are time based and vest over a five year period.

The following table summarizes transactions involving outstanding stock options and non-vested restricted stock and restricted stock unit awards (stock awards) under the 2006 plan:

	Stock Options				Stock Awards
2006 Plan	Number of shares	Weighted average exercise price	Weighted average contractual life	Aggregate Intrinsic Value	Number of shares	Weighted average grant date fair value
			(in years)	(in thousands)
Outstanding – October 28, 2007	-	$-	-	$-	-	$
Awarded	152,996	13.32			233,000		13.32
Forfeited	(21,466)	13.32			(35,250)		13.32

Outstanding – November 2, 2008	131,530	13.32	9.12	$-	197,750		$13.32
Awarded	678,750	6.41			-		-
Forfeited	(37,531)	8.98			(5,580)		13.32

Outstanding – November 1, 2009	772,749	7.48	9.13	1,112	192,170		13.32
Awarded	-	-			-		-
Exercised	(2,000)	6.39			-		-
Forfeited	(20,966)	7.34			(3,028)		13.32

Outstanding – October 31, 2010	749,783	$7.48	8.21	$1,059	189,142		$13.32

Vested or expected to vest at October 31, 2010	623,527	$6.41	8.41	$1,044	0		-

Exercisable at October 31, 2010	129,150	$6.41	8.34	$216

The weighted average grant date fair value per share of options granted during the years ended November 1, 2009 and November 1, 2008 was $4.41 and $8.38. No options were granted in 2010.

1995 Plan

In 1995, the Company adopted a Non-Qualified Stock Option Plan (1995 Plan) pursuant to which the Company’s Board of Directors could grant stock options to the key employees of the Company or of any subsidiary of the Company. The 1995 Plan terminated on May 16, 2005 pursuant to its terms. Options to purchase shares of common stock previously granted under the plan will remain outstanding until exercised, cancelled, forfeited or expired.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

The following table summarizes transactions involving outstanding stock options under the 1995 plan:

1995 Plan	Number of shares	Weighted average exercise price	Weighted average contractual life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding – October 28, 2007	118,665	$14.97	3.59	$402
Exercised	(18,000)	9.20
Expired	(26,550)	24.77

Outstanding – November 2, 2008	74,115	12.86	2.94	7
Awarded	-	-
Expired	(12,585)	13.10

Outstanding – November 1, 2009	61,530	12.81	2.20	13
Awarded	-	-
Expired	(15,480)	14.79

Outstanding – October 31, 2010	46,050	$12.14	1.90	$13

Vested and exercisable at October 31, 2010	46,050	$12.14	1.90	$13

The intrinsic value of 18,000 options exercised during the year ended November 2, 2008 was $0.1 million. The total cash received from the exercise of stock options was $0.2 million in the period ended November 2, 2008 and is classified as cash flow from financing in the consolidated statement of cash flows. The tax benefit realized from the exercise of the stock options was $0.1 million and is included in financing cash flows in the accompanying consolidated statements of cash flows.

In calculating share-based compensation costs, the Company estimated the fair value of each stock option grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value stock options were as follows for the fiscal years 2009 and 2008. There were no grants in fiscal year 2010.

	November 1, 2009	November 2, 2008
Weighted-average fair value of stock option granted	$4.41	$8.38
Expected volatility	58%	47%
Expected term (in years)	10	10
Risk-free interest rate	2.96	4.1
Expected dividend yield	0	0

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

Share based compensation expense was recognized in Selling, Administrative and Other Operating Expenses in the Company’s consolidated statements of operations for fiscal year 2010, 2009, and 2008, respectively. The following table details this information (in thousands):

	Year Ended

	October 31, 2010	November 1, 2009	November 2, 2008
2006 Stock Incentive Plan
Selling, administrative and other operating	$1,044	$679	$33
1995 Stock Incentive Plan
Selling, administrative and other operating	-	1	18

	$1,044	$680	$51

As of October 31, 2010 there was $1.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements to be recognized over a weighted average period of 3.43 years. All of the unrecognized compensation cost relates to the 2006 Plan.

NOTE 16: Earnings (Loss) Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except per share amounts):

	October 31, 2010	November 1, 2009	November 2, 2008

			(As Restated)
Numerator
Loss from continuing operations	$(96,375)	$(26,244)	$(111,042)
Income from discontinued operations	-	-	99,325

Net loss	$(96,375)	$(26,244)	$(11,717)

Denominator
Weighted average number of common shares	20,812	20,833	21,982

Loss per share associated with continuing operations - basic and diluted	$(4.63)	$(1.26)	$(5.05)
Income per share associated with discontinued operations - basic and diluted	-	-	4.52

Net loss per share - basic and diluted	$(4.63)	$(1.26)	$(0.53)

Options to purchase 795,833, 834,279 and 205,645 shares of the Company’s common stock were outstanding at October 31, 2010, November 1, 2009 and November 2, 2008, respectively. Additionally, 189,142, 192,170, and 197,750 restricted stock units were outstanding at October 31, 2010, November 1, 2009 and November 2, 2008, respectively. The options and restricted stock units were not included in the computation of diluted loss per share because the effect of their inclusion would have been antidilutive as a result of the Company’s net loss position in fiscal years 2010, 2009 and 2008.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

NOTE 17: Related Party Transactions

During fiscal 2010, 2009, and 2008, the law firm of which Lloyd Frank, a member of the Company’s Board of Directors, is of counsel, rendered services to the Company in the amount of $4.2 million, $1.6 million, and $1.7 million, respectively. In addition, during fiscal 2010, 2009, and 2008 the Company paid $81,840, $47,000 and $34,200, respectively, to Michael Shaw, Ph.D., son of Jerry Shaw, Executive Officer, and brother of Steven Shaw, the then Chief Executive Officer and a Director, for services rendered to the Company.

The Company was also party to an employment agreement with the late William Shaw dated as of May 1, 1987, which required the Company to pay his beneficiary a death benefit equal to three times his annual base salary at the date of his death if his death occurred while he was employed as an executive. Pursuant to that clause of the employment agreement, on March 9, 2006, upon the death of William Shaw, the Company owed a death benefit to his beneficiaries in the amount of $1.5 million, payable over 36 months. During fiscal 2008 and 2009, the Company paid $0.5 million and $0.2 million under this agreement and the agreement was paid in full in February 2009. The beneficiaries of the Estate of William Shaw are Linda and Deborah Shaw. Linda Shaw’s husband (Bruce G. Goodman) and Deborah Shaw are Directors of the Company.

NOTE 18: Sale of Businesses

On September 5, 2008, the Company sold the net assets of its directory systems and services and North American publishing operations for cash proceeds of $179.3 million. The transaction included the net assets of Volt Directory Systems and DataNational but excluded the Uruguayan operations. The Company recorded a pre-tax gain of $155.8 million that is included in discontinued operations in the consolidated statement of operations. The results of operations of Volt Directory Systems and DataNational have been classified as discontinued in the consolidated statement of operations.

The following summarizes the components of discontinued operations for the year ended November 2, 2008 (in thousands):

Year ended
November 2, 2008

Revenue	$54,072

Income before items shown below	9,202
Gain on sale	155,828

Income before taxes	165,030
Income tax provision	(65,705)

Income from discontinued operations	$99,325

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

NOTE 19: Restructuring

The following table presents the restructuring charge and activity in the restructuring accrual for fiscal 2008 through 2010 (in thousands):

	Severance	Facilities	Impairment charges	Total

Accrued as of October 28, 2007	$-	$-	$-	$-
Restructuring charge – 2008	1,504	-	-	1,504
Payments and disposals	(1,504)	-	-	(1,504)

Accrued as of November 2, 2008	-	-	-	-
Restructuring charge – 2009	4,895	4,066	1,778	10,739
Payments and disposals	(4,666)	(2,312)	(1,778)	(8,756)

Accrued as of November 1, 2009	229	1,754	-	1,983
Restructuring charge – 2010	2,159	915	75	3,149
Payments and disposals	(2,388)	(1,830)	(75)	(4,293)

Accrued as of October 31, 2010	$-	$839	$-	$839

During fiscal 2010, the Company recorded a pre-tax restructuring charge of approximately $3.1 million related to the elimination of employee positions in the Staffing Services and Computer Systems segments which resulted from a series of cost cutting initiatives, office consolidations and the closing of a facility in the Staffing Services segment due to the early termination of a contract. The restructuring charge included: (1) $2.2 million in severance which was all paid in fiscal 2010 and (2) an accrual of $1.0 million in rent for the remaining term of the leases at the closed facilities and the impairment of related property and equipment.

During fiscal 2009, the Company recorded a pre-tax restructuring charge of approximately $10.7 million related to the elimination of employee positions in the Staffing Services and Computer Systems segments which resulted from a series of cost cutting initiatives, office consolidations and the closing of a facility in the Staffing Services segment due to the early termination of a contract. The restructuring charge included: (1) $4.9 million in severance, of which $4.7 million was paid in fiscal 2009; (2) a $1.8 million noncash charge for the impairment of property and equipment in the closed facilities; and (3) an accrual of $4.1 million in rent for the remaining term of the leases at the closed facilities.

During fiscal 2008, the Company recorded a pre-tax restructuring charge of approximately $1.5 million related to the elimination of Volt Delta employee positions in Europe and North America. The workforce reduction at Volt Delta resulted from the integration of LSSi Data into the Computer Systems segment’s database access line of business. The restructuring charge consisted of severance and termination benefits for the affected employees and the restructuring charge was paid in fiscal 2008.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

NOTE 20: Commitments and Contingencies

a)	Leases

The future minimum rental commitments as of October 31, 2010 for all noncancelable operating leases were as follows (in thousands):

Leases
Fiscal year:
2011	$19,139
2012	13,814
2013	8,784
2014	6,874
2015	5,404
Thereafter	3,309

Many of the leases also require the Company to pay and contribute to property taxes, insurance and ordinary repairs and maintenance. The lease agreements, which expire at various dates through 2018, may be subject in some cases to renewal options, early termination options or escalation clauses.

Rental expense for all operating leases for fiscal years 2010, 2009, and 2008 was $22.3 million, $30.7 million, and $29.8 million, respectively.

b)	Legal Proceedings

The Company is involved in various other claims and legal actions arising in the ordinary course of business. The Company’s loss contingencies not discussed elsewhere consist primarily of claims and legal actions arising in the normal course of business related to contingent worker employment matters in the Staffing Services segment. These matters are at varying stages of investigation, arbitration or adjudication. The Company has accrued for losses on individual matters that are both probable and reasonably estimable.

Estimates are based on currently available information and assumptions. The Company’s estimates may change in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business or consolidated financial position, results of operations, or cash flows.

c)	Indemnification

The Company indemnifies its officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was, serving at the Company’s request in such capacity, as permitted under Delaware law. The Company has paid and continues to pay legal counsel fees incurred by the present and former directors, officers and employees who are involved with the SEC inquiry, the Restatement, and related review by the Board of Directors. Each of these individuals is required to repay the Company for such fees if he or she if ultimately found not to be entitled to indemnification.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

NOTE 21: Subsequent Events

Short-Term Borrowings

Subsequent to October 31, 2010, the Company has entered into various amendments to its Short-Term Financing Program and Short-Term Credit Facility. These amendments to the Short-Term Financing Program extended the time for delivery of the Company’s audited financial statements for the fiscal years ended November 1, 2009 and October 31, 2010 to no later than April 30, 2013, the fiscal year 2011 audited financial statements to no later than May 31, 2013 and the fiscal year 2012 audited financial statements to no later than September 30, 2013. The current liquidity agreement between the administrator and the third party lenders expires on April 30, 2013 and in accordance with the terms in the agreement the Company can request an extension to the liquidity agreement.

On January 25, 2013, the Short-Term Credit Facility was amended primarily to extend the expiration date to March 31, 2015, increase the borrowing amount available to $45 million, remove the financial ratio covenants, increase the amount that may be used for letters of credit to $25 million, and require minimum liquidity of $15 million in unrestricted cash or Short-Term Financing Program borrowing availability. The amendment also removed certain limitations previously placed on incurring additional indebtedness, the level of annual capital expenditures, the amount of investments, including business acquisitions and mergers, and the amount of loans that may be made by the Company to its subsidiaries.

As of January 27, 2013, the amounts outstanding under the Short-Term Financing Program and Short-Term Credit Facility were $110.0 million and $21.9 million, respectively.

Legal Proceedings

In May 2011, the Company settled a class action lawsuit that was initiated in the State of Illinois related to the Company’s length-of-service based award program. The Company paid a net settlement amount of $2.6 million, inclusive of the Company’s reimbursement of plaintiff’s legal fees, settlement administrator fees and the employer’s portion of payroll taxes in fiscal 2012. As part of the Restatement the settlement amount was recognized in the period the employees earned the benefit.

Settlement of SEC Investigation

On January 10, 2013, the Company announced that it has reached an agreement with the SEC to settle issues regarding the SEC’s investigation of certain accounting matters. The Company did not admit or deny the SEC’s allegations and consented to a judgment requiring compliance with federal securities laws. Under the terms of the settlement, which was approved by the United States District Court for the Southern District of New York on January 18, 2013, the Company was not required to pay any monetary penalty.

Departure of Executive Officers

In February 2012, the employment of Jack Egan, the Company’s former Chief Financial Officer and then Senior Vice President-Global Planning and Budgeting, terminated. In connection with the termination, the Company and Mr. Egan entered into a severance agreement in which Mr. Egan received $0.3 million and certain group health benefits.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

In April 2012, Steven Shaw resigned as President and Chief Executive Officer of the Company. The Company did not enter into a severance agreement with Mr. Shaw.

In May 2012, Howard Weinreich retired as Senior Vice President, General Counsel and Assistant Secretary. The Company and Mr. Weinreich entered into a retirement agreement in which Mr. Weinreich received $0.3 million and a two month consulting agreement under which Mr. Weinreich received $0.1 million.

In December 2012, Thomas Daley, Senior Vice President of the Company, retired from his position. The Company and Mr. Daley entered into a retirement agreement under which Mr. Daley received $0.3 million.

Sale of Asset

On July 31, 2012, the Company sold a building located in California for $5.1 million in cash, net of related expenses, realizing a gain of $4.4 million.

NOTE 22: Segment Disclosures

The Company’s operating segments are determined in accordance with the Company’s internal management structure, which is based on operating activities. The Company’s previously reported fiscal 2008 segment operating profit (loss) has been restated to correct the composition of the Computer Systems segment as discussed in Note 2 and recast to conform to the Company’s current presentation, which has been revised for additional allocation of certain previously unallocated corporate costs to the operating segments.

Segment operating profit is comprised of segment net revenues less direct cost of staffing services revenue or cost of other revenue, selling, administrative and other operating costs, amortization of purchased intangible assets and restructuring costs. The Company allocates all costs except for the corporate-wide general and administrative costs to the segments. These allocations are included in the calculation of each segment’s operating profit.

On September 5, 2008, the Company sold the net assets of Volt Directory Systems and DataNational (excluding its Uruguayan operations), whose operations have been reclassified to Discontinued Operations (formerly included in the “Printing and Other” segment), with the remainder of the segment being included in Other.

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

Financial data concerning the Company’s sales and segment operating profit (loss) by reportable operating segment for the fiscal years ended October 31, 2010, November 1, 2009, and November 2, 2008, are summarized in the following table (in thousands):

	For the year ended October 31, 2010

	Total	Staffing Services	Computer Systems	Telecommuni- cations	Other

Net Revenue	$1,956,412	$1,732,348	$101,814	$47,114	$75,136
Expenses
Direct cost of staffing services revenue	1,479,562	1,479,562	-	-	-
Cost of other revenue	191,730	-	76,656	52,774	62,300
Selling, administrative and other operating costs	271,065	232,701	21,493	2,842	14,029
Amortization of purchased intangible assets	1,434	100	857	-	477
Restructuring costs	3,149	1,336	1,813	-	-

Segment Operating profit (loss)	$9,472	$18,649	$995	$(8,502)	$(1,670)
Corporate general and administrative	10,037
Fees related to restatement and associated investigations	29,158

Operating loss	$(29,723)

	For the year ended November 1, 2009

	Total	Staffing Services	Computer Systems	Telecommuni- cations	Other

Net Revenue	$1,964,009	$1,717,255	$89,962	$82,505	$74,287
Expenses
Direct cost of staffing services revenue	1,458,720	1,458,720	-	-	-
Cost of other revenue	230,031	-	87,910	85,416	56,705
Selling, administrative and other operating costs	279,889	241,522	22,490	3,457	12,420
Amortization of purchased intangible assets	1,435	100	858	-	477
Restructuring costs	10,739	8,594	2,145	-	-

Segment Operating profit (loss)	$(16,805)	$8,319	$(23,441)	$(6,368)	$4,685
Corporate general and administrative	8,515
Fees related to restatement and associated investigations	924

Operating loss	$(26,244)

	For the year ended November 2, 2008 (As Restated)

	Total	Staffing Services	Computer Systems	Telecommuni cations	Other

Net Revenue	$2,726,038	$2,376,396	$103,292	$170,735	$75,615
Expenses
Direct cost of staffing services revenue	2,012,977	2,012,977	-	-	-
Cost of other revenue	340,131	-	95,447	187,102	57,582
Selling, administrative and other operating costs	348,861	307,658	25,032	4,046	12,125
Amortization of purchased intangible assets	10,520	101	9,942	-	477
Restructuring costs	1,504	-	1,504	-	-

Segment Operating profit (loss)	$12,045	$55,660	$(28,633)	$(20,413)	$5,431
Impairment of purchased intangibles and goodwill	135,232
Corporate general and administrative	9,545

Operating loss	$(132,732)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

	Year ended

	October 31, 2010	November 1, 2009	November 2, 2008

			(As Restated)

Assets:
Staffing services	$358,608	$290,381	$407,482
Computer systems	50,976	55,713	74,190
Telecommunications services	15,115	26,965	48,273
Other	35,758	35,109	36,130

	460,457	408,168	566,075
Cash, investments and other corporate assets	138,667	250,175	250,730

Total assets	$599,124	$658,343	$816,805

The Company had no single customer account for more than 10% of consolidated net revenue in the fiscal years 2009 and 2010. In fiscal year 2008, a single customer accounted for approximately 11% of consolidated net revenue.

Sales to external customers and long-lived assets of the Company by geographic area are as follows (in thousands):

	Year ended

	October 31, 2010	November 1, 2009	November 2, 2008

			(As Restated)

Net Revenue:
Domestic	$1,802,385	$1,815,596	$2,530,366
International, principally Europe	154,027	148,413	195,672

	$1,956,412	$1,964,009	$2,726,038

	Year ended

	October 31, 2010	November 1, 2009	November 2, 2008

			(As Restated)

Long-lived assets:
Domestic	$37,166	$47,530	$56,111
International, principally Europe	8,490	8,627	10,749

	$45,656	$56,157	$66,860

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

Capital expenditures and depreciation and amortization by the Company’s operating segments are as follows (in thousands):

	Year ended
	October 31, 2010	November 1, 2009	November 2, 2008

			(As Restated)

Capital expenditures:
Staffing services	$9,261	$9,182	$9,100
Computer systems	2,395	7,469	8,875
Telecommunications services	134	746	5,849
Other	841	404	558

Total segments	12,631	17,801	24,382
Corporate	613	2,723	1,151

	$13,244	$20,524	$25,533

Depreciation and amortization:
Staffing services	$9,321	$11,485	$14,026
Computer systems	9,831	10,861	20,298
Telecommunications services	1,550	2,171	2,559
Other	1,251	1,404	1,604

Total segments	21,953	25,921	38,487
Corporate	1,740	1,681	2,370

	$23,693	$27,602	$40,857

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

NOTE 23: Quarterly Financial Information (unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each quarter in the years ended October 31, 2010 and November 1, 2009.

The following table presents selected Consolidated Statements of Operations data for each quarter for the year ended October 31, 2010 (in thousands):

	January 31, 2010	May 2, 2010	August 1, 2010	October 31, 2010

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE:
Staffing services revenue	$383,341	$421,433	$444,533	$483,041
Other revenue	57,354	48,193	47,416	71,101

NET REVENUE	440,695	469,626	491,949	554,142

EXPENSES:
Direct cost of staffing services revenue	334,723	363,457	382,548	398,834
Cost of other revenue	50,662	45,491	45,977	49,600
Selling, administrative and other operating costs	69,474	70,233	69,698	71,697
Amortization of purchased intangible assets	358	359	359	358
Restructuring costs	55	856	1,337	901
Fees related to restatement and associated investigations	3,880	7,714	7,508	10,056

TOTAL EXPENSES	459,152	488,110	507,427	531,446

OPERATING INCOME (LOSS)	(18,457)	(18,484)	(15,478)	22,696

OTHER INCOME (EXPENSES):
Interest income	190	189	197	187
Interest expense	(674)	(658)	(640)	(661)
Foreign exchange gain (loss), net	1,022	1,235	(1,074)	(1,017)
Other expense, net	(482)	(468)	(486)	(898)

INCOME (LOSS) BEFORE INCOME TAXES	(18,401)	(18,186)	(17,481)	20,307

Income tax provision (benefit)	(345)	61,997	(3,003)	3,965

NET INCOME (LOSS)	$(18,056)	$(80,183)	$(14,478)	$16,342

PER SHARE DATA:

Basic and Diluted
Net income (loss)	$(0.87)	$(3.85)	$(0.70)	$0.79
Weighted average number of shares	20,811	20,813	20,813	20,813

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

The following table presents selected Consolidated Statements of Operations data for each quarter for the year ended November 1, 2009 (in thousands) including adjustments consistent with Note 2:

	February 1, 2009	February 1, 2009	February 1, 2009	May 3, 2009	May 3, 2009	May 3, 2009	August 2, 2009	November 1, 2009

	(As Reported) (Unaudited)	(Adjustments) (Unaudited)	(As Restated) (Unaudited)	(As Reported) (Unaudited)	(Adjustments) (Unaudited)	(As Restated) (Unaudited)	(Unaudited)	(Unaudited)
REVENUE:
Staffing services revenue	$423,869	$60,992	$484,861	$382,841	$43,940	$426,781	$403,831	$401,782
Other revenue	75,830	(10,763)	65,067	64,227	(7,064)	57,163	60,968	63,556

NET REVENUE	499,699	50,229	549,928	447,068	36,876	483,944	464,799	465,338

EXPENSES:
Direct cost of staffing services revenue	362,872	51,674	414,546	321,407	41,744	363,151	339,164	341,859
Cost of other revenue	63,051	(1,179)	61,872	51,990	2,210	54,200	57,087	56,872
Selling, administrative and other operating costs	80,930	(1,233)	79,697	76,470	(2,132)	74,338	64,968	69,401
Amortization of purchased intangible assets	1,973	(1,614)	359	1,956	(1,597)	359	359	358
Restructuring costs	2,641	206	2,847	4,510	(220)	4,290	2,439	1,163
Impairment of purchased intangibles and goodwill	6,039	(6,039)	-	1,239	(1,239)	-	-	-
Fees related to restatement and associated investigations	-	-	-	-	-	-	-	924

TOTAL EXPENSES	517,506	41,815	559,321	457,572	38,766	496,338	464,017	470,577

OPERATING INCOME (LOSS)	(17,807)	8,414	(9,393)	(10,504)	(1,890)	(12,394)	782	(5,239)

OTHER INCOME (EXPENSES):
Interest income	613	-	613	296	-	296	274	215
Interest expense	(1,613)	7	(1,606)	(875)	7	(868)	(839)	(693)
Foreign exchange gain (loss), net	282	1,943	2,225	(133)	(1,030)	(1,163)	(3,168)	869
Other income (expense), net	108	228	336	(748)	232	(516)	28	504

INCOME (LOSS) BEFORE INCOME TAXES	(18,417)	10,592	(7,825)	(11,964)	(2,681)	(14,645)	(2,923)	(4,344)
Income tax provision (benefit)	(5,360)	4,427	(933)	(3,280)	1,239	(2,041)	(137)	(382)

NET INCOME (LOSS)	$(13,057)	$6,165	$(6,892)	$(8,684)	$(3,920)	$(12,604)	$(2,786)	$(3,962)

PER SHARE DATA:

Basic and Diluted
Net income (loss)	$(0.63)	$0.30	$(0.33)	$(0.42)	$(0.19)	$(0.60)	$(0.13)	$(0.19)
Weighted average number of shares	20,843	20,843	20,843	20,843	20,843	20,843	20,837	20,811

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

The table below summarizes the effects of the cumulative restatement adjustments on previously reported net income recorded in the quarters that ended February 1, 2009 and May 3, 2009, with the adjustments categorized by the nature of the error (in thousands):

	February 1, 2009	May 3, 2009

	(Unaudited)	(Unaudited)

Net loss (as reported)	$(13,057)	$(8,684)

Restatement adjustments to net income (loss):
Software systems revenue	(9,305)	(5,756)
Service and Other revenue	9,547	2,092
Employment taxes and benefits	328	542
Intangible assets	7,564	2,748
Income taxes and other	2,458	(2,308)
Restatement tax impacts	(4,427)	(1,238)

	6,165	(3,920)

Net loss (as restated)	$(6,892)	$(12,604)

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

The following table presents selected Consolidated Balance Sheet data for each quarter for the year ended October 31, 2010 (in thousands):

	January 31, 2010	May 2, 2010	August 1, 2010	October 31, 2010

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$136,553	$111,106	$45,097	$51,084
Restricted cash	30,826	28,025	72,687	71,355
Short-term investments	4,789	5,123	5,132	5,226
Trade accounts receivable, net	246,433	275,075	290,972	329,134
Recoverable income taxes	13,944	18,402	21,573	12,244
Prepaid insurance	14,499	14,882	14,148	14,586
Other current assets	51,334	23,305	18,942	21,065

TOTAL CURRENT ASSETS	498,378	475,918	468,551	504,694

Prepaid insurance and other assets, excluding current portion	29,550	27,785	26,913	28,471
Deferred income taxes	41,498	8,206	8,206	6,983
Property, equipment and software, net	52,866	49,829	47,728	45,656
Purchased intangible assets, net	14,395	14,036	13,677	13,320

TOTAL ASSETS	$636,687	$575,774	$565,075	$599,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued compensation	$50,853	$54,019	$50,197	$61,745
Accounts payable	84,258	92,009	95,229	103,439
Accrued taxes other than income taxes	25,275	22,826	22,806	22,722
Accrued insurance and other	37,273	37,941	42,555	42,436
Deferred revenue, net, current portion	46,398	62,392	71,852	74,330
Short-term borrowings, including current portion of long-term debt	72,420	71,596	70,855	73,011

TOTAL CURRENT LIABILITIES	316,477	340,783	353,494	377,683

Accrued insurance, excluding current portion	13,107	13,720	11,765	11,812
Deferred revenue, net, excluding current portion	62,898	57,857	50,771	36,756
Income taxes payable, excluding current portion	7,971	7,971	7,971	8,612
Deferred income taxes	6,106	6,281	6,157	13,615
Long-term debt, excluding current portion	11,003	10,787	10,677	10,509

TOTAL LIABILITIES	417,562	437,399	440,835	458,987

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-
Common stock	2,350	2,350	2,350	2,350
Paid-in capital	70,371	70,660	70,828	71,004
Retained earnings	189,619	109,313	94,795	111,198
Accumulated other comprehensive income (loss)	(1,335)	(2,068)	(1,853)	(2,535)
Treasury stock, at cost	(41,880)	(41,880)	(41,880)	(41,880)

TOTAL STOCKHOLDERS’ EQUITY	219,125	138,375	124,240	140,137

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$636,687	$575,774	$565,075	$599,124

VOLT INFORMATION SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2010

The following table presents selected Consolidated Balance Sheet data for each quarter for the year ended November 1, 2009 (in thousands) including adjustments consistent with Note 2:

	February 1, 2009	February 1, 2009	February 1, 2009	May 3, 2009	May 3, 2009	May 3, 2009	August 2, 2009	November 1, 2009

	(As Reported) (Unaudited)	(Adjustments) (Unaudited)	(As Restated) (Unaudited)	(As Reported) (Unaudited)	(Adjustments) (Unaudited)	(As Restated) (Unaudited)	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$134,708	$19	$134,727	$141,492	$280	$141,772	$110,769	$118,765
Restricted cash	28,160	-	28,160	27,838	-	27,838	20,295	40,553
Short-term investments	3,830	-	3,830	4,125	-	4,125	4,556	4,775
Trade accounts receivable, net	399,301	(95,989)	303,312	382,132	(112,267)	269,865	258,072	265,005
Recoverable income taxes	8,222	(2,637)	5,585	10,838	(3,876)	6,962	9,029	13,371
Prepaid insurance	17,721	8,649	26,370	18,879	7,715	26,594	20,316	19,679
Other current assets	33,423	22,842	56,265	36,214	21,072	57,286	50,690	51,525

TOTAL CURRENT ASSETS	625,365	(67,116)	558,249	621,518	(87,076)	534,442	473,727	513,673

Prepaid insurance and other assets, excluding current portion	9,632	21,686	31,318	8,586	22,931	31,517	30,668	32,789
Deferred income taxes	17,491	26,276	43,767	19,111	26,276	45,387	44,678	40,970
Property, equipment and software, net	66,799	(1,383)	65,416	61,177	(1,103)	60,074	58,968	56,157
Purchased intangible assets, net	93,673	(77,844)	15,829	90,478	(75,008)	15,470	15,111	14,754

TOTAL ASSETS	$812,960	$(98,381)	$714,579	$800,870	$(113,980)	$686,890	$623,152	$658,343

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES
Accrued compensation	$41,533	$11,573	$53,106	$40,235	$11,090	$51,325	$51,132	$52,567
Accounts payable	171,400	(85,933)	85,467	190,488	(104,730)	85,758	67,577	91,066
Accrued taxes other than income taxes	22,870	2,295	25,165	15,889	2,450	18,339	18,213	19,014
Accrued insurance and other	37,486	15,461	52,947	33,727	16,581	50,308	35,317	41,118
Deferred revenue, net, current portion	11,365	12,834	24,199	13,979	9,706	23,685	26,401	34,259
Income taxes payable, current portion	-	-	-	-	-	-	-	-
Short-term borrowings, including current portion of long-term debt	117,364	(129)	117,235	105,756	(129)	105,627	71,186	74,200

TOTAL CURRENT LIABILITIES	402,018	(43,899)	358,119	400,074	(65,032)	335,042	269,826	312,224

Accrued insurance, excluding current portion	1,154	13,628	14,782	661	14,258	14,919	12,441	13,140
Deferred revenue, net, excluding current portion	2,343	61,407	63,750	2,046	69,777	71,823	75,965	69,918
Income taxes payable, excluding current portion	937	6,215	7,152	937	6,215	7,152	7,152	7,971
Deferred income taxes	13,780	(8,047)	5,733	13,169	(8,047)	5,122	4,860	6,644
Long-term debt, excluding current portion	11,912	(296)	11,616	11,737	(269)	11,468	11,265	11,161

TOTAL LIABILITIES	432,144	29,008	461,152	428,624	16,902	445,526	381,509	421,058

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-	-	-	-
Common stock	2,350	-	2,350	2,350	-	2,350	2,350	2,350
Paid-in capital	51,016	18,258	69,274	51,064	18,258	69,322	69,687	69,944
Retained earnings	369,432	(142,387)	227,045	361,148	(146,738)	214,410	211,548	207,740
Accumulated other comprehensive income (loss)	(328)	(3,260)	(3,588)	(662)	(2,402)	(3,064)	(62)	(869)
Treasury stock, at cost	(41,654)	-	(41,654)	(41,654)	-	(41,654)	(41,880)	(41,880)

TOTAL STOCKHOLDERS’ EQUITY	380,816	(127,389)	253,427	372,246	(130,882)	241,364	241,643	237,285

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$812,960	$(98,381)	$714,579	$800,870	$(113,980)	$686,890	623,152	$658,343